Form 10-Q
period 1996-03-31
CALLAWAY GOLF CO /CA
filed 1996-05-15
CIK 837465

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

             SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1996

                                       OR

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-10962


                             CALLAWAY GOLF COMPANY
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                            95-3797580
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)


                 2285 RUTHERFORD ROAD, CARLSBAD, CA  92008-8815
                                  (619) 931-1771
   (Address, including zip code and telephone number, including area code, of principal executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

     The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of April 30, 1996 was 71,890,202.

                             CALLAWAY GOLF COMPANY

                                     INDEX

Part I.  Financial Information                                                             Page
                                                                                           ----
         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheet at March 31, 1996
                    and December 31, 1995                                                   3

                  Consolidated Condensed Statement of Income for the three months
                    ended March 31, 1996 and 1995                                           4

                  Consolidated Condensed Statement of Cash Flows for the three
                    months ended March 31, 1996 and 1995                                    5

                  Consolidated Condensed Statement of Shareholders' Equity for
                    the three months ended March 31, 1996                                   6

                  Notes to Consolidated Condensed Financial Statements                      7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                11


 Part II.  Other Information                                                               14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             CALLAWAY GOLF COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (In thousands, except share and per share data)

                                                         March 31,                  December 31,
                                                           1996                         1995
                                                   ----------------------      ----------------------
                                                        (Unaudited)
ASSETS
- - ------
Current assets:
  Cash and cash equivalents                                    $  63,396                    $  59,157
  Accounts receivable                              $  91,240                    $  80,316
    Less allowance for doubtful accounts               6,387                        6,410
                                                   ---------                    ---------
    Net accounts receivable                                       84,853                       73,906
  Inventories                                         72,021                       56,380
    Less reserve for obsolescence                      4,690                        4,796
                                                   ---------                    ---------
    Net inventories                                               67,331                       51,584
  Deferred taxes                                                  23,377                       22,688
  Other current assets                                             2,897                        2,370
                                                               ---------                    ---------
    Total current assets                                         241,854                      209,705

Property and equipment, net                                       72,185                       69,034
Other assets                                                      12,567                       11,236
                                                               ---------                    ---------
                                                               $ 326,606                    $ 289,975
                                                               =========                    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                        $  25,530                    $  26,894
  Accrued employee compensation and benefits                      11,826                       10,680
  Accrued warranty expense                                        25,119                       23,769
  Income taxes payable                                             9,470                        1,491
                                                               ---------                    ---------

    Total current liabilities                                     71,945                       62,834

Long-term liabilities                                              2,428                        2,207

Commitments (Note 10)

Shareholders' equity:
  Common Stock, $.01 par value 240,000,000 shares
   authorized, 71,752,102 and 70,912,129 issued and
   outstanding at March 31, 1996 and
   December 31, 1995, respectively                                   718                        709
  Paid-in capital                                                248,352                    214,846
  Unearned compensation                                           (2,169)                    (2,420)
  Retained earnings                                              147,107                    131,712
  Less: Grantor Stock Trust (5,300,000 shares)
   at market (Note 9)                                           (141,775)                  (119,913)
                                                               ---------                  ---------

    Total shareholders' equity                                   252,233                    224,934
                                                               ---------                  ---------
                                                               $ 326,606                  $ 289,975
                                                               =========                  =========

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                     (In thousands, except per share data)

                                                      Three months ended
                                          -------------------------------------------
                                               March 31,               March 31,
                                                  1996                    1995
                                          ---------------------   -------------------
Net sales                                 $135,138         100%   $119,025       100%
Cost of goods sold                          66,506          49%     58,549        49%
                                          --------                --------

 Gross profit                               68,632          51%     60,476        51%

Selling expenses                            18,145          13%     19,613        16%
General and administrative expenses         17,191          13%     11,621        10%
Research and development costs               3,162           2%      1,999         2%
                                          --------                --------

 Income from operations                     30,134          22%     27,243        23%

Other income, net                              863                     681
                                          --------                --------

Income before income taxes                  30,997          23%     27,924        23%
Provision for income taxes                  11,542                  11,020
                                          --------                --------

Net income                                $ 19,455          14%   $ 16,904        14%
                                          ========                ========

Earnings per common share                     $.28                    $.23

Common equivalent shares                    69,595                  72,370

Dividends paid per share                      $.06                    $.05
                                          ========                ========




     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                      Three months ended
                                                               --------------------------------
                                                                  March 31,         March 31,
                                                                    1996              1995
                                                               --------------    --------------
Cash flows from operating activities:
 Net income                                                      $ 19,455           $ 16,904
 Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation                                                   2,939              2,682
     Loss on disposal of fixed assets                                  11                  0
     Non-cash compensation                                          1,778                452
 Increase (decrease) in cash resulting from changes in:
   Accounts receivable, net                                       (11,017)           (15,435)
   Inventories, net                                               (15,794)            (4,154)
   Deferred taxes                                                    (924)             3,156
   Other assets                                                    (1,627)              (306)
   Accounts payable and accrued expenses                           (1,339)              (759)
   Accrued employee compensation
    and benefits                                                    1,147              4,891
   Accrued warranty expense                                         1,350              1,468
   Income taxes payable                                             8,003                427
   Other liabilities                                                  221                 49
                                                                 --------           --------

 Net cash provided by operating activities                          4,203              9,375
                                                                 --------           --------

Cash flows from investing activities:
 Capital expenditures                                              (6,104)            (2,508)
                                                                 --------           --------

 Net cash used in investing activities                             (6,104)            (2,508)
                                                                 --------           --------

Cash flows from financing activities:
 Issuance of Common Stock                                           5,942              2,174
 Tax benefit from exercise of stock options                         4,184              4,416
 Dividends paid, net                                               (3,964)            (3,444)
 Retirement of Common Stock                                             0             (2,000)
                                                                 --------           --------

 Net cash provided by financing activities                          6,162              1,146
                                                                 --------           --------

Effect of exchange rate changes on cash                               (22)                40
                                                                 --------           --------

Net increase in cash and cash equivalents                           4,239              8,053
Cash and cash equivalents at beginning of period                   59,157             54,356
                                                                 --------           --------

Cash and cash equivalents at end of period                       $ 63,396           $ 62,409
                                                                 ========           ========

Non-cash financing activities:
 Accrued liability for repurchase and retirement
  of Common Stock                                                                   $ 10,006
                                                                                    ========

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
      CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                 (In thousands)

                                                Common Stock       Paid-in      Unearned      Retained
                                              Shares      Amount   Capital    Compensation    Earnings       GST         Total
                                           ------------   ------   --------   -------------   ---------   ----------   ---------

Balance, December 31, 1995                       70,912     $709   $214,846        $(2,420)   $131,712    $(119,913)   $224,934
   Exercise of stock options                        741        8      5,934                                               5,942
   Tax benefit from exercise of
    stock options                                                     4,184                                               4,184
   Compensatory stock options                                           237            251                                  488
   Compensatory stock                                99        1      1,289                                               1,290
   Cash dividends                                                                               (4,282)                  (4,282)
   Dividends on shares held by GST                                                                 318                      318
   Equity adjustment from foreign
    currency translation                                                                           (96)                     (96)
   Adjustment of  GST shares to
    market value                                                     21,862                                 (21,862)

   Net income                                                                                   19,455                   19,455
                                                 ------     ----   --------   ------------    --------    ---------    --------
Balance, March 31, 1996                          71,752     $718   $248,352        $(2,169)   $147,107    $(141,775)   $252,233
                                                 ======     ====   ========   ============    ========    =========    ========




     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1

The accompanying consolidated condensed balance sheet as of March 31, 1996 and the consolidated condensed statements of income, cash flows and shareholders' equity for the three month periods ended March 31, 1996 and 1995 have been prepared by Callaway Golf Company (the Company) and have not been audited.
These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995. Interim operating results are not necessarily indicative of operating results for the full year. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Callaway Golf Sales Company and Callaway Golf (UK) Limited. All significant intercompany transactions and balances have been eliminated.

Note 2

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3

Earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period increased by dilutive common stock equivalents using the treasury stock method. Fully diluted earnings per share was substantially the same as primary earnings per share for the periods ended March 31, 1996 and 1995, respectively. Shares owned by the Callaway Golf Company Grantor Stock Trust are included in the number of weighted average shares outstanding using the treasury stock method with assumed proceeds from exercise equal to the aggregate closing price of those shares at the end of the reporting period. The dilutive effect of rights to purchase preferred or common shares under the Callaway Golf Shareholder Rights Plan have not been included in weighted average share amounts as the conditions necessary to cause these rights to be exercised were not met.

Note 4

Inventories at March 31, 1996 and December 31, 1995 consisted of:

                                        March 31,    December 31,
                                          1996           1995
                                      -----------   -------------
                                      (Unaudited)
                                            (in thousands)
Inventories:
   Raw materials                         $36,780         $23,980
   Work-in-process                         1,818           1,109
   Finished goods                         33,423          31,291
                                         -------         -------
                                          72,021          56,380
   Less reserve for obsolescence          (4,690)         (4,796)
                                         -------         -------
   Net inventories                       $67,331         $51,584
                                         =======         =======

                             CALLAWAY GOLF COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5

The provision for income taxes is as follows:

                                                         Three months ended    Three months ended
                                                           March 31, 1996        March 31, 1995
                                                         -------------------   -------------------
                                                             (Unaudited)           (Unaudited)
                                                                       (in thousands)
Current tax provision:
    Federal                                                     $10,339               $ 5,867
    State                                                         2,161                 1,651
    Foreign                                                         (53)                  331

Deferred tax (benefit) expense:
    Federal                                                        (720)                2,449
    State                                                          (207)                  784
    Foreign                                                          22                   (62)
                                                                -------               -------
                                                                $11,542               $11,020
                                                                =======               =======
Deferred tax assets are comprised of the following:
                                                                March 31,           December 31,
                                                                   1996                1995
                                                                ----------         ------------
                                                                (Unaudited)
                                                                       (in thousands)
Reserves and allowances                                         $15,789               $16,381
Depreciation and amortization                                     4,494                 4,297
Effect of inventory overhead adjustment                           2,179                 1,414
Deferred compensation                                             2,021                 2,019
Compensatory stock options and rights                             1,313                 1,346
State taxes, net                                                    789                   972
Other                                                             1,373                   605
                                                                -------               -------
 Net deferred tax assets                                        $27,958               $27,034
                                                                =======               =======


                             CALLAWAY GOLF COMPANY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 6

On February 27, 1996, the Company paid a quarterly dividend of $.06 per share to shareholders of record on February 6, 1996. Additionally, on April 17, 1996, the Company declared a quarterly dividend of $.06 per share payable May 21, 1996 to shareholders of record on April 30, 1996.

Note 7

During the three months ended March 31, 1996, the Company entered into forward foreign currency exchange rate contracts to hedge payments due on intercompany transactions from its wholly owned foreign subsidiary. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the intercompany transactions being hedged, and the Company does not engage in hedging contracts which exceed the amount of the intercompany transactions. At March 31, 1996, the Company had approximately $4,240,000 of foreign exchange contracts outstanding. The contracts mature between April and July of 1996. Realized and unrealized gains and losses on these contracts are recorded in net income. The net realized and unrealized gains from foreign exchange contracts for the three months ended March 31, 1996 totaled approximately $24,000.

Note 8

At March 31, 1996, the Company held investments in U.S. Treasury bills with maturities of three months or less in the aggregate amount of $39.7 million. Management determines the appropriate classification of its U.S. Government and other debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has included these securities, net of amortization, in cash and cash equivalents and has designated them as "held-to-maturity."

Note 9

The Company's Grantor Stock Trust (GST) holds 5,300,000 shares of Company stock at March 31, 1996. During the term of the GST, shares in the GST may be used to fund the Company's obligations with respect to one or more of the Company's non-qualified or qualified employee benefit plans. Shares owned by the GST are accounted for as a reduction to shareholders' equity until used in connection with employee benefits. Each period the shares owned by the GST are valued at the closing market price, with corresponding changes in the GST balance reflected in capital in excess of par value. These shares have no net impact on shareholders' equity.

In 1995, the Company implemented a plan to protect shareholders' rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding Common Stock carries one Right to Purchase Series "A" Junior Participating Preferred Stock ("the Right"). The Right entitles the holder, under certain circumstances, to purchase Common Stock of Callaway Golf Company or of the acquiring company at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company's outstanding Common Stock. The Rights are redeemable by the Company at $.01 per Right and expire in 2005.

Note 10

In the normal course of business, the Company enters into certain long term purchase commitments with various vendors. The Company has agreements with one of its suppliers which require the Company to purchase, under certain conditions, a minimum of 2,000,000 graphite shafts, or 25% of all graphite shafts required in the manufacture

                             CALLAWAY GOLF COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


of its golf clubs, whichever is greater, through December 31, 1997, and 25% of all graphite shaft requirements from January 1998 through May 1998.

In April 1996, the Company entered into an agreement with one of its suppliers to purchase, under certain conditions, titanium clubheads costing up to a maximum of $78,000,000 for the remainder of 1996 through December 1997.

Effective June 1995, the Company formed a joint venture with Sturm, Ruger & Company, Inc. (Sturm, Ruger), its main supplier of Great Big Bertha(TM) titanium heads, to construct a foundry that would significantly increase Sturm, Ruger's capacity to supply the Company's requirements. Under the terms of the joint venture agreement, the Company has a 50% equity interest in and is required to contribute up to $7,000,000 in capital contributions for developing, designing, equipping and operating the new foundry. Once operational, the Company will commit to purchasing, at competitive prices, club heads costing approximately $150,000,000 during the period from 1996 through 1998. The Company accounts for its investment in the joint venture pursuant to the equity method. As of March 31, 1996, the Company had made capital contributions of $2,476,000 to the joint venture, which had not commenced operations.

Note 11

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Adoption of SFAS 123 will not have a material impact on the Company's financial position or results of operations for the year ending December 31, 1996.

Note 12

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The new standard requires that the Company investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill, on an exception basis, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. Adoption of SFAS 121 did not have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words "believes", "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting the Golf Club Industry and Callaway Golf" in this Report, as well as the Company's other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

  THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995:

  Net sales increased 14% to $135.1 million for the three months ended March 31, 1996 compared to $119.0 million for the same period in the prior year. This increase was primarily attributable to increased sales of Great Big Bertha(TM) Drivers and the introduction of Great Big Bertha(TM) Fairway Woods in January 1996, for which shipments in limited quantities began in March 1996. These sales increases were offset by a decrease in net sales of Big Bertha(R) War Bird(R) Metal Woods. Big Bertha(R) Iron sales remained relatively flat as compared to the same period in the prior year.

  For the three months ended March 31, 1996, gross profit increased to $68.6 million from $60.5 million for the same period in the prior year, and gross margin remained constant at 51%.

  Selling expenses decreased to $18.1 million in the first quarter of 1996 compared to $19.6 million in the first quarter of 1995. As a percentage of net sales, selling expenses in the first quarter of 1996 decreased to 13% from 16% for the same period in 1995. The $1.5 million decrease was primarily a result of a reduction in sales representatives' salaries and commission expense due to a new compensation package under which their compensation is earned more evenly throughout the year. These decreases were partially offset by increases in advertising and tour endorsement expenses.

  General and administrative expenses for the three months ended March 31, 1996 increased to $17.2 million from the $11.6 million incurred during the first quarter of 1995. As a percentage of net sales, general and administrative expenses increased to 13% for the first quarter of 1996 from 10% for the same period in 1995. The $5.6 million increase in general and administrative expenses was primarily attributable to costs associated with the ongoing implementation process of a new computer system, costs associated with the Company's business development initiatives, and an increase in charitable contribution costs.

  Research and development expenses were $3.2 million for the three months ended March 31, 1996 as compared to $2.0 million for the same period in the prior year. The increase in research and development costs was attributable to increased staff and operational expenses associated with the Company's golf club testing facility and shaft development department.


CERTAIN FACTORS AFFECTING THE GOLF CLUB INDUSTRY AND CALLAWAY GOLF

  The Company believes that the growth rate in the golf equipment industry in the United States has been modest for the past several years, and this trend is likely to continue through 1996. The Company also believes that the sales of all golf clubs in Japan, the world's second largest consumer of golf clubs next to the United States, has been declining during this same period, but should stabilize during 1996. Demand for the Company's Big Bertha(R) Metal Woods with the War Bird(R) soleplate and Big Bertha(R) Irons, which were both announced in January 1994, and for Great Big Bertha(TM) Titanium Drivers, which were announced in late 1994, was strong throughout these periods. However, no assurances can be given that the demand for the Company's existing products or the introduction of new products will continue to permit the Company to experience its historical growth or maintain its historical profit margin. Additionally, given the Company's current size and market position, it is possible that further market penetration will prove more difficult.

  In the golf equipment industry, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the fourth and first quarters. Although the Company's business generally follows this seasonal trend, the success of the Company over the past several years has tended to mitigate the impact of seasonality on the Company's operating results. Beginning in the current year, the Company expects that its operating results will be more significantly affected by seasonal buying trends.

  The market in which the Company does business is highly competitive, and is served by a number of well established and well financed companies with recognized brand names. Several companies introduced new products in 1996 (e.g. Ping "ISI" irons, Taylor Made "Burner Bubble Shaft" irons and Cobra "Ti" titanium metal woods) that have generated increased market competition. Others increased their marketing activities with respect to existing products in 1996. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that these actions by others will not negatively impact the Company's future sales. Additionally, the golf club industry, in general, has been characterized by widespread imitation of popular club designs. A manufacturer's ability to compete is in part dependent upon its ability to satisfy various subjective requirements of golfers, including the golf club's look and "feel," and the level of acceptance that the golf club has among professional and other golfers. The subjective preferences of golf club purchasers may also be subject to rapid and unanticipated changes. There can be no assurance as to how long the Company's golf clubs will maintain market acceptance.

  The Company began shipping significant quantities of its Great Big Bertha(TM) Drivers in March 1995, and began shipping Great Big Bertha(TM) Fairway Woods in March of 1996. This product line is an important part of the Company's business. Great Big Bertha(TM) Metal Woods have a titanium club head and are priced substantially higher than the Company's stainless steel product line. The Company has three sources for its titanium club heads but is currently receiving the vast majority of its club heads from two vendors with only limited quantities from the third source. Several of the Company's competitors have introduced or announced plans to introduce their own titanium metal wood products at substantially lower wholesale prices. These new products will increase the competitive pressure on the Company's future titanium metal wood sales.

   The Company believes that the introduction of new, innovative golf clubs will be important to its future success. New models and basic design changes are frequently introduced into the golf club market but are often met with consumer rejection. Although the Company has achieved certain successes in the introduction of its golf clubs, no assurances can be given that the Company will be able to continue to design and manufacture golf clubs that achieve market acceptance. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the market. The design of new golf clubs is also greatly influenced by rules and interpretations of the United States Golf Association ("USGA"). Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new clubs to assure compliance with USGA standards. Although the Company believes that all of its clubs comply with USGA standards, no assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of the Company's products.

    The Company is dependent on a limited number of suppliers for its club heads and shafts. In addition, some of the Company's products require specifically developed techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. Consequently, if any significant delay or disruption in the supply of these component parts occurs, it may have a material adverse effect on the Company's business. The Company in the past has maintained a "safety stock" of product to cover potential interruption of deliveries, when possible. The Company assessed the risk and determined that the level of "safety stock" or days sales in inventory could be reduced. As a result, during 1995, the Company reduced the level of on-hand inventory. By reducing inventory, the Company has reduced its ability to ameliorate the adverse impact of a disruption of component supply should one occur.

   The Company has an active program of enforcing its proprietary rights against companies and individuals who market or manufacture counterfeits and "knock off" products, and aggressively asserts its rights against infringers of its patents, trademarks, and trade dress. However, there is no assurance that these efforts will reduce the level of acceptance obtained by these infringers. Additionally, there can be no assurance that other golf club manufacturers will not be able to produce successful golf clubs which imitate the Company's designs without infringing any of the Company's patents, trademarks, or trade dress.

   During 1995, there was an increase in unauthorized distribution of our products (i.e. product sold by the Company to authorized distributors being ultimately sold at retail by unauthorized distributors). The Company is making further efforts to reduce this unauthorized distribution of its products in both domestic and international markets. While efforts to reduce unauthorized distribution have had only limited success to date, these efforts could result in an increase in sales returns over historical levels, and/or a potential decrease in sales to those customers who are selling Callaway(R) products to unauthorized distributors.

  An increasing number of the Company's competitors have, like the Company itself, sought to obtain patent, trademark or other protection of their proprietary rights and designs. From time to time others have or may contact the Company to claim that they have proprietary rights which have been infringed by the Company and/or its products. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. For example, the Company obtained a license in 1994 from Cleveland Golf Company covering the adhesive process used to attach the Company's trademarked medallions to its Big Bertha(R) Irons. Additionally, the Company has a license through 1996 to use the name Ruger(R) on its titanium metal woods. There is no assurance that the license will be renewed at the end of 1996. To date, there have been no interruptions in the Company's business as the result of any claims of infringement. However, no assurance can be given that the Company will not be adversely affected by the assertion of intellectual property rights belonging to others. This effect could include alteration of existing products, withdrawal of existing products and delayed introduction of new products. Such effect may have a material adverse impact on the Company.

  During 1995, the Company established a department to evaluate opportunities in and outside of the golf equipment industry. Such ventures will present new challenges for the Company and there can be no assurance that this activity will be successful.


 LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1996, cash and cash equivalents increased to $63.4 million from $59.2 million at December 31, 1995, due to $6.2 million provided by financing activities primarily related to $5.9 million in stock option exercises, combined with $4.2 million provided by operations. These increases were offset by $6.1 million used in investing activities associated with capital expenditures. The Company has available a $50.0 million line of credit and anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations for the foreseeable future.

  The Company's net accounts receivable increased to $84.9 million at March 31, 1996 from $73.9 million at December 31, 1995 and $45.6 million at March 31, 1995, primarily as a result of the increase in net sales. Net inventory was $67.3 million at March 31, 1996 compared to $51.6 million at December 31, 1995 and $78.5 million at March 31, 1995. The increase in inventory levels at March 31, 1996 is consistent with historical seasonality trends. Higher component costs related to the Great Big Bertha(TM) product line also contributed to the increase in inventory.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:

     The Company, incident to its business activities, is the plaintiff in several legal proceedings, both domestically and abroad, in various stages of development. In conjunction with the Company's program of enforcing its proprietary rights, the Company has initiated a number of actions against alleged infringers under the Lanham Act, 15 USCA Sections 1051-1127, the U.S. Patent Act, 35 USCA Sections 1-376, and other pertinent laws. Some defendants in these actions have, among other things, contested the validity and/or the enforceability of some of the Company's patents and/or trademarks. Others have asserted counterclaims against the Company. The Company believes that the outcome of these matters individually and in the aggregate will not have a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company, or some other loss to the Company. One or more of these results could adversely affect the Company's overall ability to protect its product designs and ultimately limit its future success in the market place.

     In addition, the Company from time to time receives information claiming that products sold by the Company infringe or may infringe patent or other intellectual property rights of third parties. To date, the Company has not experienced any material expense or disruption associated with any such potential infringement matters. It is possible, however, that in the future one or more claims of potential infringement could lead to litigation, the need to obtain additional licenses, the need to alter a product to avoid infringement, or some other action or loss by the Company.

     The Company is involved in certain legal matters generally incidental to its normal business activities. While the outcome of any such matters cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material adverse effect on its financial position or results of operations.

Item 2.  Changes in Securities:
         None

Item 3.  Defaults Upon Senior Securities:
         None

Item 4.  Submission of Matters to a Vote of Security Holders:
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K:

         a. Exhibits:
               10.21  Standard Net Industrial Lease by and between National Life
                      Insurance Company and Callaway Golf Company dated March
                      13, 1996 for 5858 Dryden Place, Carlsbad, California.
               11.1   Statement re: Computation of Earnings Per Common Share
               27     Financial Data Schedule

         b. Reports on Form 8-K:
               None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CALLAWAY GOLF COMPANY



Date:   May 13, 1996                /s/  Donald H. Dye
                                    ---------------------------------------
                                    DONALD H. DYE
                                    Chief Executive Officer
                                    President
                                    Chief Operating Officer



                                    /s/  David A. Rane
                                    ---------------------------------------
                                    DAVID A. RANE
                                    Executive Vice President
                                    Chief Financial Officer