Form 10-Q
period 1996-06-30
CALLAWAY GOLF CO /CA
filed 1996-08-14
CIK 837465

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---            SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---            SECURITIES EXCHANGE ACT OF 1934


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

     The number of shares outstanding of the issuer's of Common Stock, $.01 par value, as of July 31, 1996 was 72,484,172.

                             CALLAWAY GOLF COMPANY

                                     INDEX

                                                                                            Page
  Part I.   Financial Information

            Item 1.  Financial Statements

                     Consolidated Condensed Balance Sheet at June 30, 1996
                          and December 31, 1995                                                3

                     Consolidated Condensed Statement of Income for the three
                          months and six months ended June 30, 1996 and 1995                   4

                     Consolidated Condensed Statement of Cash Flows for the six
                          months ended June 30, 1996 and 1995                                  5

                     Consolidated Condensed Statement of Shareholders' Equity for
                          the six months ended June 30, 1996                                   6

                     Notes to Consolidated Condensed Financial Statements                      7

            Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                                               11

  Part II.  Other Information                                                                 15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             CALLAWAY GOLF COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (In thousands, except share and per share data)

                                                               June 30,   December 31,
                                                                 1996         1995
                                                              ----------  -----------
                                                             (Unaudited)
ASSETS
- ------

Current assets:
 Cash and cash equivalents                                    $ 105,854      $  59,157
 Accounts receivable, net                                        88,869         73,906
 Inventories, net                                                77,187         51,584
 Deferred taxes                                                  24,825         22,688
 Other current assets                                             3,487          2,370
                                                              ---------      ---------
    Total current assets                                        300,222        209,705

Property and equipment, net                                      75,178         69,034
Other assets                                                     20,296         11,236
                                                              ---------      ---------
                                                              $ 395,696      $ 289,975
                                                              =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
 Accounts payable and accrued expenses                        $  32,888      $  26,894
 Accrued employee compensation and benefits                      21,302         10,680
 Accrued warranty expense                                        26,995         23,769
 Income taxes payable                                            17,181          1,491
                                                              ---------      ---------

    Total current liabilities                                    98,366         62,834

Long-term liabilities                                             2,988          2,207

Commitments (Note 10)

Shareholders' equity:
 Preferred Stock, $.01 par value 3,000,000 shares
  authorized, none issued and outstanding at June 30, 1996
  and December 31, 1995, respectively                                 0              0
 Common Stock, $.01 par value 240,000,000 shares
  authorized, 72,181,936 and 70,912,129 issued and
  outstanding at June 30, 1996 and
  December 31, 1995, respectively                                   722            709
 Paid-in capital                                                289,546        214,846
 Unearned compensation                                           (1,844)        (2,420)
 Retained earnings                                              182,143        131,712
 Less: Grantor Stock Trust (5,300,000 shares)
   at market (Note 9)                                          (176,225)      (119,913)
                                                              ---------      ---------

    Total shareholders' equity                                  294,342        224,934
                                                              ---------      ---------
                                                              $ 395,696      $ 289,975
                                                              =========      =========

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                     (In thousands, except per share data)


                                                  Three months ended                               Six months ended
                                       ---------------------------------------       ------------------------------------------
                                             June 30,            June 30,                  June 30,               June 30,
                                               1996                1995                      1996                   1995
                                       ---------------------------------------       ------------------------------------------

Net sales                              $210,002    100%      $155,699      100%      $345,140      100%      $274,724      100%
Cost of goods sold                       98,919     47%        75,863       49%       165,425       48%       134,411       49%
                                       --------              --------                --------                --------

  Gross profit                          111,083     53%        79,836       51%       179,715       52%       140,313       51%

Selling expenses                         21,853     10%        17,082       11%        39,998       12%        36,695       13%
General and administrative expenses      24,925     12%        16,274       10%        42,116       12%        27,894       10%
Research and development costs            3,245      2%         2,277        1%         6,407        2%         4,277        2%
                                       --------              --------                --------                --------

  Income from operations                 61,060     29%        44,203       28%        91,194       26%        71,447       26%

Other income, net                         1,470                   964                   2,333                   1,645
                                       --------              --------                --------                --------

Income before income taxes               62,530     30%        45,167       29%        93,527       27%        73,092       27%
Provision for income taxes               23,593                17,838                  35,135                  28,858
                                       --------              --------                --------                --------

Net income                             $ 38,937     19%      $ 27,329       18%      $ 58,392       17%      $ 44,234       16%
                                       ========              ========                ========                ========

Earnings per common share                  $.55                  $.39                    $.83                    $.62

Common equivalent shares                 70,504                70,074                  70,049                  71,217

Dividends paid per share                   $.06                  $.05                    $.12                    $.10
                                       ========              ========                ========                ========


     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                  Six months ended
                                                             ---------------------------
                                                             June 30,           June 30,
                                                               1996               1995
                                                             --------           --------

Cash flows from operating activities:
  Net income                                                 $ 58,392           $ 44,234
  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                                 6,205              5,099
   Loss on disposal of fixed assets                                12                  0
   Non-cash compensation                                        2,202                896
   Increase (decrease) in cash resulting from changes in:
     Accounts receivable, net                                 (14,920)           (28,199)
     Inventories, net                                         (25,554)            10,741
     Deferred taxes                                            (2,974)             1,787
     Other assets                                              (9,345)                 4
     Accounts payable and accrued expenses                      5,877              1,775
     Accrued employee compensation
      and benefits                                             10,617              7,970
     Accrued warranty expense                                   3,225              3,025
     Income taxes payable                                      15,690             10,759
     Other liabilities                                            781                134
                                                             --------           --------

  Net cash provided by operating activities                    50,208             58,225
                                                             --------           --------

Cash flows from investing activities:
  Capital expenditures                                        (12,361)            (9,125)
  Intangible assets                                                 9                  0
                                                             --------           --------

  Net cash used in investing activities                       (12,352)            (9,125)
                                                             --------           --------

Cash flows from financing activities:
  Issuance of Common Stock                                      8,812              2,519
  Tax benefit from exercise of stock options                    7,963              4,886
  Dividends paid                                               (7,960)            (6,826)
  Retirement of Common Stock                                        0            (41,903)
                                                             --------           --------

  Net cash provided (used in) financing activities              8,815            (41,324)
                                                             --------           --------

  Effect of exchange rate changes on cash                          26                 17
                                                             --------           --------

Net increase in cash and cash equivalents                      46,697              7,793
Cash and cash equivalents at beginning of period               59,157             54,356
                                                             --------           --------

Cash and cash equivalents at end of period                   $105,854           $ 62,149
                                                             ========           ========

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
      CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                 (In thousands)

                                            Common Shares    Paid-in      Unearned      Retained
                                           Stock    Amount   Capital    Compensation    Earnings       GST        Total
                                           -------  -------  --------   ------------    ---------    ---------    -----

Balance, December 31, 1995                  70,912    $709   $214,846   ($2,420)       $131,712     ($119,913)    $224,934
   Exercise of stock options                 1,171      12      8,800                                                8,812
   Tax benefit from exercise of
      stock options                                             7,963                                                7,963
   Compensatory stock options                                     336       576                                        912
   Compensatory stock                           99       1      1,289                                                1,290
   Cash dividends                                                                        (8,596)                    (8,596)
   Dividends on shares held by GST                                                          636                        636
   Equity adjustment from foreign
      currency translation                                                                   (1)                        (1)
   Adjustment of  GST shares to
    market value                                               56,312                                (56,312)
   Net income                                                                            58,392                     58,392
                                            ------    ----   --------   -------        --------     ---------     --------
Balance, June 30, 1996                      72,182    $722   $289,546   ($1,844)       $182,143     ($176,225)    $294,342
                                            ======    ====   ========   =======        ========     =========     ========

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note 1

The accompanying consolidated condensed balance sheet as of June 30, 1996 and the consolidated condensed statements of income, cash flows and shareholders' equity for the six month periods ended June 30, 1996 and 1995 have been prepared by Callaway Golf Company (the Company) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995. Interim operating results are not necessarily indicative of operating results for the full year. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Callaway Golf Sales Company, Callaway Golf (UK) Limited and Callaway Golf Ball Company. All significant intercompany transactions and balances have been eliminated.

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

Note 3

Earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period increased by dilutive common stock equivalents using the treasury stock method. Fully diluted earnings per share was substantially the same as primary earnings per share for the periods ended June 30, 1996 and 1995, respectively. Shares owned by the Callaway Golf Company Grantor Stock Trust are included in the number of weighted average shares outstanding using the treasury stock method with assumed proceeds from exercise equal to the aggregate closing price of those shares at the end of the reporting period. The dilutive effect of rights to purchase preferred or common shares under the Callaway Golf Shareholder Rights Plan have not been included in weighted average share amounts as the conditions necessary to cause these rights to be exercised were not met.

Note 4

Inventories at June 30, 1996 and December 31, 1995 consisted of:

                                   June 30,     December 31,
                                     1996           1995
                                  -----------   ------------
                                  (Unaudited)
                                        (in thousands)

Inventories:
  Raw materials                     $47,239        $23,980
  Work-in-process                     1,856          1,109
  Finished goods                     32,738         31,291
                                    -------        -------
                                     81,833         56,380
  Less reserve for obsolescence      (4,646)        (4,796)
                                    -------        -------
  Net inventories                   $77,187        $51,584
                                    =======        =======

                             CALLAWAY GOLF COMPANY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note 5

The provision for income taxes is as follows:

                                                       Six months ended   Six months ended
                                                         June 30, 1996      June 30, 1995
                                                       -----------------  -----------------
                                                          (Unaudited)        (Unaudited)
                                                                  (in thousands)

Current tax provision:
 Federal                                                        $31,637            $20,581
 State                                                            6,127              5,497
 Foreign                                                            368                903

Deferred tax (benefit) expense:
 Federal                                                         (2,462)             1,365
 State                                                             (524)               (45)
 Foreign                                                            (11)               557
                                                                -------            -------
                                                                $35,135            $28,858
                                                                =======            =======

Deferred tax assets are comprised of the following:

                                                                June 30,         December 31,
                                                                  1996              1995
                                                                -------          -----------
                                                               (Unaudited)
                                                                      (in thousands)
Reserves and allowances                                         $18,025            $16,381
Depreciation and amortization                                     5,094              4,297
Deferred compensation                                             2,219              2,019
Compensatory stock options and rights                             1,406              1,346
Effect of inventory overhead adjustment                           1,274              1,414
State taxes, net                                                    830                972
Other                                                             1,160                605
                                                                -------            -------
  Net deferred tax assets                                       $30,008            $27,034
                                                                =======            =======

                             CALLAWAY GOLF COMPANY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 6

On May 21, 1996, the Company paid a quarterly dividend of $.06 per share to shareholders of record on April 30, 1996. Additionally, on July 17, 1996, the Company declared a quarterly dividend of $.06 per share payable August 20, 1996 to shareholders of record on July 30, 1996.

Note 7

During the six months ended June 30, 1996, the Company entered into forward foreign currency exchange rate contracts to hedge payments due on intercompany transactions from its wholly owned foreign subsidiary. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the intercompany transactions being hedged, and the Company does not engage in hedging contracts which exceed the amount of the intercompany transactions. At June 30, 1996, the Company had approximately $5,603,000 of foreign exchange contracts outstanding. The contracts mature
between July and September of 1996.   Realized and unrealized losses on these
contracts are recorded in net income. The net realized and unrealized losses from foreign exchange contracts for the six months ended June 30, 1996 totaled approximately $18,000.

Note 8

At June 30, 1996, the Company held investments in U.S. Treasury bills with maturities of three months or less in the aggregate amount of $92.4 million. Management determines the appropriate classification of its U.S. Government and other debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has included these securities, net of amortization, in cash and cash equivalents and has designated them as "held-to-maturity."

Note 9

The Company's Grantor Stock Trust (GST) holds 5,300,000 shares of Company stock at June 30, 1996. During the term of the GST, shares in the GST may be used to fund the Company's obligations with respect to one or more of the Company's non-qualified or qualified employee benefit plans. Shares owned by the GST are accounted for as a reduction to shareholders' equity until used in connection with employee benefits. Each period the shares owned by the GST are valued at the closing market price, with corresponding changes in the GST balance reflected in capital in excess of par value. These shares have no impact on the net amount of shareholders' equity.

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

Note 10

In the normal course of business, the Company enters into certain long term purchase commitments with various vendors. The Company has agreements with one of its suppliers which require the Company to purchase, under certain conditions, a minimum of 2,000,000 graphite shafts, or 25% of all graphite shafts required in the manufacture of its golf clubs, whichever is greater, through December 31, 1997, and 25% of all graphite shaft requirements from January 1998 through May 1998.

                             CALLAWAY GOLF COMPANY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


In April 1996, the Company entered into a clubhead supply agreement with one of its suppliers to purchase, under certain conditions, titanium clubheads costing up to a maximum of $97,500,000 for the remainder of 1996 through December 1997. This agreement is cancelable by the Company at any time by giving six months notice.

Effective June 1995, the Company agreed to form a joint venture with Sturm, Ruger & Company, Inc. (Sturm, Ruger), its main supplier of Great Big Bertha(R) titanium heads, to construct a foundry that would significantly increase Sturm, Ruger's capacity to produce heads. Under the terms of the joint venture agreements, the Company shall have a 50% equity interest in the new foundry and is required to contribute up to $7,000,000 in capital contributions for developing, designing, equipping and operating the new facility. The Company accounts for its investment in the joint venture pursuant to the equity method. As of June 30, 1996, the Company had made capital contributions of $4,128,000 to the joint venture, which had not commenced operations. While it was comtemplated in 1995 that the Company would purchase from Sturm, Ruger and the joint venture at competitive prices a minimum quantity of club heads in 1996, 1997 and 1998, costing up to about $42,000,000 per year, delays and cost overruns in the joint venture project, improved production at Sturm, Ruger and the development of new alternative sources for quality titanium castings at significantly lower prices than those originally contemplated for the joint venture have prompted the parties to enter into discussions about the continuing need for the joint venture.

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

Note 13

On May 30, 1996, a lawsuit was filed against Callaway Golf Company and two of its officers by a former officer of the Company. The lawsuit asserts claims for breach of oral contract, fraud, negligent misrepresentation, declaratory judgment, rescission, restitution and accounting, arising out of an alleged oral promise in connection with the assignment of a patent for certain tooling designs. The complaint seeks damages of $290,000 000, a royalty of $27,000,000 or compensatory damages for breach of alleged oral contract, as well as unspecified punitive damages and costs. The Company is vigorously defending the suit, and believes that it has good and valid defenses to the claims and that the suit will not have a material adverse effect upon the Company's financial position or results of operations.

Note 14

On July 1, 1996 the Company acquired an 80% ownership interest in its German distributor, Golf Trading GmbH. This acquisition was made through the formation of Callaway Golf (Germany) GmbH (a wholly owned subsidiary) which acquired 80% of the outstanding common stock of Golf Trading GmbH.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting the Golf Club Industry and Callaway Golf" in this Report, as well as the Company's other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

Results of Operations

  Three-month periods ended June 30, 1996 and 1995:

  Net sales increased 35% to $210.0 million for the three months ended June 30, 1996 compared to $155.7 million for the same period in the prior year. This increase was primarily attributable to increased sales of Great Big Bertha(R) Drivers and the introduction of Great Big Bertha(R) Fairway Woods in January 1996, for which shipments in limited quantities began in March 1996, combined
with increased sales of Big Bertha(R) Irons.   These sales increases were offset
by a decrease in net sales of Big Bertha(R) War Bird(R) Metal Woods.

  For the three months ended June 30, 1996, gross profit increased to $111.1 million from $79.8 million for the same period in the prior year and gross margin increased to 53% from 51%. The increase in gross profit was primarily the result of decreases in material costs and manufacturing labor and overhead costs related to increased production volume.

  Selling expenses increased to $21.9 million in the second quarter of 1996 compared to $17.1 million in the second quarter of 1995. As a percentage of net sales, selling expenses in the second quarter decreased to 10% from 11% for the same period in 1995. The decrease as a percentage of net sales was primarily attributable to costs being spread over a larger sales volume. The $4.8 million increase was primarily a result of increased sales representatives' salaries and commission expense in the quarter due to a new compensation package under which such expenses are incurred more evenly throughout the year, combined with increases in advertising, tour endorsement and promotional expenses.

  General and administrative expenses for the three months ended June 30, 1996 increased to $24.9 million from the $16.3 million incurred during the second quarter of 1995. As a percentage of net sales, general and administrative expenses increased to 12% for the second quarter of 1996 from 10% for the same period in 1995. The $8.6 million increase in general and administrative expenses was primarily attributable to increased employee compensation and benefits, costs associated with the Company's business development initiatives and legal expenses incurred to protect against infringement of the Company's patents and trademarks.

  Research and development expenses were $3.2 million for the three months ended June 30, 1996 as compared to $2.3 million for the same period in the prior year. The increase in research and development costs was attributable to increased personnel and operating expenses.

Six month periods ended June 30, 1996 and 1995:

  For the six months ended June 30, 1996, net sales increased 26% to $345.1 million compared to $274.7 million for the same period in the prior year. This increase was primarily attributable to increased sales of Great Big Bertha(R) Drivers and Great Big Bertha(R) Fairway Woods.

  For the six months ended June 30, 1996, gross profit increased to $179.7 million from $140.3 million for the same period in the prior year and gross margin increased to 52% from 51%. The increase in gross margin was primarily the result of decreases in material costs and manufacturing labor and overhead costs related to increased production volume.

  Selling expenses increased to $40.0 million from $36.7 million for the six months ended June 30, 1996 compared to the same period in the prior year. As a percentage of net sales, selling expenses in the first half of 1996 decreased to 12% from 13% for the same period in 1995. The decrease as a percentage of net sales was primarily attributable to costs being spread over a larger sales volume.

  General and administrative expenses for the six months ended June 30, 1996 increased to $42.1 million from the $27.9 million incurred during the six months ended June 30, 1995. The $14.2 million increase was primarily attributable to increased employee compensation and benefits, costs associated with the Company's business development initiatives and increases in charitable contributions, computer support, legal and depreciation expenses.

  Research and development expenses were $6.4 million for the six months ended June 30, 1996 as compared to $4.3 million for the same period in the prior year. The increase in research and development costs is attributable to increased personnel and operating expenses.


Certain Factors Affecting Callaway Golf Company

  The Company believes that the growth rate in the golf equipment industry in the United States has been modest for the past several years, and this trend is likely to continue through 1996. Sales of all golf clubs in Japan, the world's second largest consumer of golf clubs next to the United States, appear to be stabilizing during 1996 after a decline prior to 1996. Although demand for the Company's products has been generally strong throughout this period, no assurances can be given that the demand for the Company's existing products or the introduction of new products will continue to permit the Company to experience its historical growth or maintain its historical profit margin. Additionally, given the Company's current size and market position, it is possible that further market penetration will prove more difficult.

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

   The Company began shipping significant quantities of its Great Big Bertha(R) Drivers in March 1995, and began shipping Great Big Bertha(R) Fairway Woods in March of 1996. This product line is an important part of the Company's business. Great Big Bertha(R) Metal Woods have a titanium club head and are priced substantially higher than the Company's stainless steel product line. The Company currently has three sources for its titanium club heads, but is currently receiving the vast majority of its club heads from two vendors. While the Company has been successful thus far in acquiring adequate quantities of high quality titanium castings at acceptable prices, there is no guarantee that its current suppliers will continue to meet those needs and/or new suppliers will be identified. Several of the Company's competitors have introduced or announced plans to introduce their own titanium metal wood products at substantially lower wholesale prices. These new products will increase the competitive pressure on the Company's future titanium metal wood sales.

          The Company believes that the introduction of new, innovative golf equipment will be important to its future success. New models and basic design changes are frequently introduced into the golf equipment market but are often met with consumer rejection. Although the Company has achieved certain successes in the introduction of its golf clubs, no assurances can be given that the Company will be able to continue to design and manufacture golf clubs that achieve market acceptance. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the market. The design of new golf equipment is also greatly influenced by rules and interpretations of the United States Golf Association ("USGA"). Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new clubs to assure compliance with USGA
standards.   While the Company believes that all of its clubs comply with USGA standards, no assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of the Company's products.

          In May 1996, the Company announced its plans to enter the golf ball business. In June 1996, the Company formed Callaway Golf Ball Company ("CGB"), a wholly owned subsidiary of Callaway Golf Company. To date, the Company has not introduced a golf ball product and it is uncertain if and when a successful golf ball product will be achieved. At this time, it has not been determined whether CGB will enter the golf ball business by developing a new product, by acquiring an existing golf ball manufacturer, by participating in a joint venture with another company, or by a combination of these factors. As the golf ball business is in early stages of development, the impact of this new business on the Company's future cash flow and income from operations cannot be determined. The Company believes that factors affecting the golf equipment industry described above, including growth rate in the golf equipment industry, seasonality and new product introduction will apply equally to the golf ball business. There can be no assurance if and when a successful golf ball product will be developed. In addition, the golf ball business is highly competitive with a number of well established and well financed competitors including Titleist, Spalding, Maxfli, Bridgestone and others. These competitors have established market share in the golf ball business which will need to be penetrated in order for the Company's golf ball business to be successful.

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

          During 1995 there was an increase in unauthorized distribution of the Company's products (i.e. product sold by the Company to authorized distributors being ultimately sold at retail by unauthorized distributors). The Company is making further efforts to reduce this unauthorized distribution of its products in both domestic and international markets. While efforts to reduce unauthorized distribution have had only limited success to date, these efforts could result in an increase in sales returns over historical levels, and/or a potential decrease in sales to those customers who are selling Callaway(R) products to unauthorized distributors.

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

          During 1995, the Company established a department to evaluate opportunities in and outside of the golf equipment industry. Such ventures will present new challenges for the Company and there can be no assurance that this activity will be successful. One of the opportunities identified by this department relates to the Company's acquisition of selected foreign distributors. The Company's management believes that controlling the distribution of its products in these areas will be a key element in the future growth and success of the Company. Executing this business strategy has and will result in additional investments in inventory, accounts receivable, corporate infrastructure and facilities. There can be no assurance that the acquisition of the Company's foreign distributors will achieve these stated goals.


Liquidity and Capital Resources

          At June 30, 1996, cash and cash equivalents increased to $105.9 million from $59.2 million at December 31, 1995, due to $50.2 million provided by operating activities and $8.8 million provided by financing activities primarily related to $8.8 million in stock option exercises. These increases were offset by $12.3 million used in investing activities associated with capital expenditures. The Company has available a $50.0 million line of credit and anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations for the foreseeable future.

          The Company's net accounts receivable increased to $88.9 million at June 30, 1996 from $73.9 million at December 31, 1995 and $58.3 million at June 30, 1995, primarily as a result of the increase in net sales. Net inventory was $77.2 million at June 30, 1996 compared to $51.6 million at December 31, 1995 and $63.5 million at June 30, 1995. The increase in inventory levels at June 30, 1996 is consistent with historical seasonality trends. Component costs related to the Great Big Bertha(R) product line which are higher in relation to other product lines also contributed to the increase in inventory.

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

            On May 30, 1996, a lawsuit was filed against Callaway Golf Company and two of its officers by a former officer of the Company, captioned Glenn Schmidt v. Callaway Golf Company, et al., Case No. N 71548, in
        ----------------------------------------------
        the Superior Court for the State of California, County of San Diego. On July 10, 1996, the defendants removed the case to the United States District Court for the Southern District of California, Case No. 961235 B AJB where it currently remains subject to possible remand to the state court. The lawsuit asserts claims for breach of oral contract, fraud, negligent misrepresentation, declaratory judgment, rescission, restitution and accounting, arising out of an alleged oral promise in connection with the assignment of a patent for certain tooling designs. The complaint seeks damages of $290,000,000, a royalty of $27,000,000, or compensatory damages for breach of the alleged oral contract, as well as unspecified punitive damages and costs. The Company believes that it has good and valid defenses to the claims, is vigorously defending the suit, and has asserted its own counterclaims for breach of fiduciary duty, fraud and negligent misrepresentation.

            The Company and its subsidiaries, incident to their business activities, from time to time are parties to a number of legal proceedings in various stages of development, including but not limited to those described above. The Company believes that the majority of these proceedings involve matters as to which liability, if any, will be adequately covered by insurance. With respect to litigation outside the scope of applicable insurance coverage and to the extent insured claims may exceed liability limits, it is the opinion of the management of the Company that these matters individually and in the aggregate will not have a material adverse effect upon the Company.

Item 2. Changes in Securities:

        None

Item 3. Defaults Upon Senior Securities:

        None

Item 4. Submission of Matters to a Vote of Security Holders:

            On April 18, 1996, the Company held its annual shareholders meeting at the Company's headquarters in Carlsbad, California. Ely Callaway, Donald H. Dye, Michael Sherwin, Elmer Ward, William C. Baker, Richard Rosenfield, William A. Schreyer and Frederick R. Port were elected to the Board of Directors. Additionally, the adoption of the Company's 1996 Stock Option Plan was approved.

        The voting results for the directors were as follows:

        Name                     Votes For                    Votes Withheld
        ----                     ---------                    --------------
        Ely Callaway             62,457,602                       948,734
        Donald H. Dye            62,469,971                       936,365
        Michael Sherwin          62,732,070                       674,266
        Elmer Ward               60,902,300                     2,504,036
        William C. Baker         62,771,119                       635,217
        Richard Rosenfield       62,770,683                       635,653
        William A. Schreyer      62,720,007                       686,329
        Frederick R. Port        62,476,824                       929,512

        The voting results for the Callaway Golf Company 1996 Stock Option Plan were as follows:

        Votes For        Votes Against        Abstain        Broken Non-Vote
        ---------        -------------        -------        ---------------
        50,439,884        12,135,588          830,864              -0-

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K:

        a. Exhibits:
             3.2    Bylaws of the Company (as amended through May 10, 1996)/(1)/
            10.9    Officer Employment Agreement by and between the Company and
                    Charles Yash dated May 10, 1996.
            10.15   Callaway  Golf Company Non-Employee Directors Stock Option
                    Plan (as Amended and Restated April 17, 1996)
            10.17   Stock Option Agreement by and between the Company and
                    Charles Yash/(2)/
            11.1    Statement re: Computation of Earnings Per Common Share
            27      Financial Data Schedule

            /(1)/   Included as an exhibit to the Company's Registration
            Statement on Form S-8 (No. 333-5719) for its 1996 Stock Option Plan as filed with the Securities and Exchange Commission on June 11, 1996, and incorporated herein by reference.

             /(2)/ Included as an exhibit in the Company's Registration Statement on Form S-8 (No. 333-5721) for the Stock Option Agreement by and between the Company and Charles Yash as filed with the Securities and Exchange Commission on June 11, 1996, and incorporated herein by reference.

             b.  Reports on Form 8-K:
                    None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CALLAWAY GOLF COMPANY



Date:  August 13, 1996      /s/ Donald H. Dye
                                --------------------------------
                                DONALD H. DYE
                                President
                                Chief Executive Officer



                           /s/  David A. Rane
                                --------------------------------
                                DAVID A. RANE
                                Executive Vice President
                                Chief Financial Officer