Form 10-Q
period 1996-09-30
CALLAWAY GOLF CO /CA
filed 1996-11-13
CIK 837465

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_].

     The number of shares outstanding of the issuer's of Common Stock, $.01 par value, as of October 31, 1996 was 72,734,222.

                             CALLAWAY GOLF COMPANY

                                     INDEX

                                                                                    Page
Part I.  Financial Information

         Item 1.     Financial Statements

                     Consolidated Condensed Balance Sheet at September
                       30, 1996 and December 31, 1995                                 3

                     Consolidated Condensed Statement of Income for
                       the three months and nine months ended September 30,
                       1996 and 1995                                                  4

                     Consolidated Condensed Statement of Cash Flows
                       for the nine months ended September 30, 1996 and 1995          5

                     Consolidated Condensed Statement of Shareholders'
                       Equity for the nine months ended September 30, 1996            6

                     Notes to Consolidated Condensed Financial Statements             7

         Item 2.     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                     12

Part II.             Other Information                                               16

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             CALLAWAY GOLF COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                (In thousands, except share and per share data)

                                             September 30,    December 31,
                                                  1996            1995
                                             --------------   -------------
                                              (Unaudited)
ASSETS
------

Current assets:
     Cash and cash equivalents                 $ 140,331       $  59,157
     Accounts receivable, net                     84,864          73,906
     Inventories, net                             82,169          51,584
     Deferred taxes                               25,623          22,688
     Other current assets                          7,496           2,370
                                               ---------       ---------
       Total current assets                      340,483         209,705

Property and equipment, net                       80,983          69,034
Other assets                                      23,189          11,236
                                               ---------       ---------
                                               $ 444,655       $ 289,975
                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable and accrued
      expenses                                 $  30,979       $  26,894
     Accrued employee compensation and
      benefits                                    34,410          10,680
     Accrued warranty expense                     27,289          23,769
     Income taxes payable                         12,894           1,491
                                               ---------       ---------
       Total current liabilities                 105,572          62,834

Long-term liabilities                              3,144           2,207

Commitments (Note 10)

Shareholders' equity:
     Preferred Stock, $.01 par value
      3,000,000 shares authorized, none
      issued and outstanding at
      September 30, 1996 and December
      31, 1995, respectively                           0               0

     Common Stock, $.01 par value
      240,000,000 shares authorized,
      72,616,022 and 70,912,129 issued
      and outstanding at September 30,
      1996 and December 31, 1995,
      respectively                                   726             709


     Paid-in capital                             302,270         214,846
     Unearned compensation                        (2,283)         (2,420)
     Retained earnings                           216,089         131,712
     Less:  Grantor Stock Trust
      (5,300,000 shares) at market
      (Note 9)                                  (180,863)       (119,913)
                                               ---------       ---------

       Total shareholders' equity                335,939         224,934
                                               ---------       ---------
                                               $ 444,655       $ 289,975
                                               =========       =========

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
            CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                     (In thousands, except per share data)

                                                 Three months ended                   Nine months ended
                                         -----------------------------------   ------------------------------------
                                          September 30,      September 30,      September 30,      September 30,
                                               1996               1995              1996                1995
                                         ----------------   ----------------   ---------------   ------------------
Net sales                                 $194,545   100%    $155,924   100%   $539,685   100%     $430,647    100%
Cost of goods sold                          88,474    45%      75,130    48%    253,899    47%      209,541     49%
                                          --------           --------          --------            --------

     Gross profit                          106,071    55%      80,794    52%    285,786    53%      221,106     51%

Selling expenses                            21,728    11%      15,247    10%     61,727    11%       51,943     12%
General and administrative expenses         19,326    10%      15,896    10%     61,440    11%       43,790     10%
Research and development costs               5,245     3%       1,936     1%     11,653     2%        6,213      1%
                                          --------           --------          --------            --------

     Income from operations                 59,772    31%      47,715    31%    150,966    28%      119,160     28%

Other income, net                            1,619              1,361             3,952               3,008
                                          --------           --------          --------            --------

Income before income taxes                  61,391    32%      49,076    31%    154,918    29%      122,168     28%
Provision for income taxes                  22,973             18,898            58,108              47,756
                                          --------           --------          --------            --------

Net income                                $ 38,418    20%    $ 30,178    19%   $ 96,810    18%     $ 74,412     17%
                                          ========           ========          ========            ========

Earnings per common share                 $    .54           $    .44          $   1.38            $   1.06
                                          ========           ========          ========            ========

Common equivalent shares                    71,065             68,830            70,390              70,414
                                          ========           ========          ========            ========

Dividends paid per share                      $.06               $.05              $.18                $.15
                                          ========           ========          ========            ========


    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                    Nine months ended
                                             -------------------------------
                                             September 30,    September 30,
                                                  1996             1995
                                             --------------   --------------
Cash flows from operating activities:
     Net income                                 $ 96,810         $ 74,412
     Adjustments to reconcile net
      income to net cash provided
      by operating activities:
     Depreciation                                  9,377            7,721
     (Gain) on disposal of fixed assets              (11)               0
     Non-cash compensation                         3,576            1,424
     Increase (decrease) in cash
      resulting from changes in:
       Accounts receivable, net                   (7,485)         (42,301)
       Inventories, net                          (28,794)          33,087
       Deferred taxes                             (4,665)           2,062
       Other assets                              (13,168)            (584)
       Accounts payable and accrued
        expenses                                  (1,524)           6,873
       Accrued employee compensation and
        benefits                                  23,162           12,694
       Accrued warranty expense                    3,520            4,488
       Income taxes payable                       11,017            3,534
       Other liabilities                             937              187
                                                --------         --------
      Net cash provided by operating
      activities                                  92,752          103,597
                                                --------         --------

Cash flows from investing activities:
     Capital expenditures                        (21,156)         (16,831)
     Intangible assets                              (481)               0
     Investment in subsidiary                       (610)               0
                                                --------         --------

     Net cash used in investing                  (22,247)         (16,831)
      activities                                --------         --------

Cash flows from financing activities:
     Issuance of Common Stock                     11,101            3,173
     Tax benefit from exercise of stock
      options                                     11,951            5,552
     Dividends paid                              (12,303)         (10,115)
     Retirement of Common Stock                        0          (59,039)
                                                --------         --------

     Net cash provided (used in)
      financing activities                        10,749          (60,429)
                                                --------         --------

     Effect of exchange rate changes on
      cash                                           (80)               5
                                                --------         --------

Net increase in cash and cash
 equivalents                                      81,174           26,342
Cash and cash equivalents at beginning
 of period                                        59,157           54,356
                                                --------         --------

Cash and cash equivalents at end of             $140,331         $ 80,698
 period                                         ========         ========

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
      CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                 (In thousands)

                                            Common Shares     Paid-in      Unearned       Retained
                                           Stock    Amount    Capital    Compensation     Earnings       GST         Total
                                           ------   ------   ---------   -------------   ----------   ----------   ----------
Balance, December 31, 1995                 70,912     $709    $214,846        ($2,420)    $131,712    ($119,913)    $224,934
     Exercise of stock options              1,536       15      11,086                                                11,101
     Tax benefit from exercise of
      stock options                                             11,951                                                11,951

     Compensatory stock options                                  1,165            137                                  1,302
     Compensatory stock                       168        2       2,272                                                 2,274
     Cash dividends                                                                        (12,939)                  (12,939)
     Dividends on shares held by GST                                                           636                       636
     Equity adjustment from
      foreign currency translation                                                            (130)                     (130)

     Adjustment of GST shares to
      market value                                              60,950                                  (60,950)

     Net income                                                                             96,810                    96,810
                                           ------     ----    --------        -------     --------    ---------     --------
Balance, September 30, 1996                72,616     $726    $302,270        ($2,283)    $216,089    ($180,863)    $335,939
                                           ======     ====    ========        =======     ========    =========     ========


     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1

The accompanying consolidated condensed balance sheet as of September 30, 1996 and the consolidated condensed statements of income, cash flows and shareholders' equity for the nine month periods ended September 30, 1996 and 1995 have been prepared by Callaway Golf Company (the Company) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995. Interim operating results are not necessarily indicative of operating results for the full year. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Callaway Golf Sales Company, Callaway Golf Ball Company, Callaway Golf (UK) Limited and Callaway Golf (Germany) GmbH. All significant intercompany transactions and balances have been eliminated.

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

Note 3

Earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period increased by dilutive common stock equivalents using the treasury stock method. Fully diluted earnings per share was substantially the same as primary earnings per share for the periods ended September 30, 1996 and 1995, respectively. Shares owned by the Callaway Golf Company Grantor Stock Trust are included in the number of weighted average shares outstanding using the treasury stock method with assumed proceeds from exercise equal to the aggregate closing price of those shares at the end of the reporting period. The dilutive effect of rights to purchase preferred or common shares under the Callaway Golf Shareholder Rights Plan have not been included in weighted average share amounts as the conditions necessary to cause these rights to be exercised were not met.

Note 4

Inventories at September 30, 1996 and December 31, 1995 consisted of:

                                          September 30,     December 31,
                                               1996             1995
                                          -------------     ------------
                                           (Unaudited)
                                                  (in thousands)
Inventories:
     Raw materials                            $36,838         $23,980
     Work-in-process                            1,586           1,109
     Finished goods                            48,205          31,291
                                              -------         -------
                                               86,629          56,380
     Less reserve for obsolescence             (4,460)         (4,796)
                                              -------         -------
         Net inventories                      $82,169         $51,584
                                              =======         =======

                             CALLAWAY GOLF COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note 5

The provision for income taxes is as
 follows:

                                              Nine months ended     Nine months ended
                                              September 30, 1996    September 30, 1995
                                              ------------------    ------------------

                                                 (Unaudited)           (Unaudited)
                                                            (in thousands)

Current tax provision:
     Federal                                          $52,309               $35,676
     State                                              9,317                 8,444
     Foreign                                            1,208                 1,574

Deferred tax (benefit) expense:
     Federal                                           (4,234)                1,403
     State                                               (446)                  802
     Foreign                                              (46)                 (143)
                                                      -------               -------
       Provisions for income taxes                    $58,108               $47,756
                                                      =======               =======

Deferred tax assets are comprised of
 the following:

                                                    September 30,         December 31,
                                                         1996                  1995
                                                    -------------         -----------
                                                     (Unaudited)
                                                             (in thousands)
Reserves and allowances                               $18,508               $16,381
Depreciation and amortization                           6,086                 4,297
Deferred compensation                                   2,420                 2,019
Effect of inventory overhead adjustment                 1,629                 1,414
Compensatory stock options and rights                   1,554                 1,346
State taxes, net                                          877                   972
Other                                                     625                   605
                                                      -------               -------
    Net deferred tax assets                           $31,699               $27,034
                                                      =======               =======

                             CALLAWAY GOLF COMPANY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note 6

On August 20, 1996, the Company paid a quarterly dividend of $.06 per share to shareholders of record on July 30, 1996. Additionally, on October 16, 1996, the Company declared a quarterly dividend of $.06 per share payable November 19, 1996 to shareholders of record on October 29, 1996.

Note 7

During the nine months ended September 30, 1996, the Company entered into forward foreign currency exchange rate contracts to hedge payments due on intercompany transactions from its wholly owned foreign subsidiary. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the intercompany transactions being hedged, and the Company does not engage in hedging contracts which exceed the amount of the intercompany transactions. At September 30, 1996, the Company had approximately $5,219,000 of foreign exchange contracts outstanding. The contracts mature between October and December of 1996. Realized and unrealized losses on these contracts are recorded in net income. The net realized and unrealized losses from foreign exchange contracts for the nine months ended September 30, 1996 totaled approximately $48,000.

Note 8

At September 30, 1996, the Company held investments in U.S. Treasury bills with maturities of three months or less in the aggregate amount of $124.2 million. Management determines the appropriate classification of its U.S. Government and other debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has included these securities, net of amortization, in cash and cash equivalents and has designated them as "held-to-maturity."

Note 9

The Company's Grantor Stock Trust (GST) holds 5,300,000 shares of Company stock at September 30, 1996. During the term of the GST, shares in the GST may be used to fund the Company's obligations with respect to one or more of the Company's non-qualified or qualified employee benefit plans. Shares owned by the GST are accounted for as a reduction to shareholders' equity until used in connection with employee benefits. Each period the shares owned by the GST are valued at the closing market price, with corresponding changes in the GST balance reflected in capital in excess of par value. These shares have no impact on the net amount of shareholders' equity.

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

                             CALLAWAY GOLF COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

In April 1996, the Company entered into a clubhead supply agreement with one of its suppliers to purchase, under certain conditions, titanium club heads costing up to a maximum of $97,500,000 for the remainder of 1996 through December 1997. This agreement is cancelable by the Company at any time by giving six months notice.

Effective June 1995, the Company agreed to form a joint venture with Sturm, Ruger & Company, Inc. (Sturm, Ruger), its main supplier of Great Big Bertha(R) titanium heads, to construct a foundry that would significantly increase Sturm, Ruger's capacity to produce heads. Under the terms of the joint venture agreements, the Company shall have a 50% equity interest in the new foundry and is required to contribute up to $7,000,000 in capital contributions for developing, designing, equipping and operating the new facility. The Company accounts for its investment in the joint venture pursuant to the equity method. As of September 30, 1996, the Company had made capital contributions of $6,454,000 to the joint venture, which had not commenced operations. It was contemplated in 1995 that the Company would purchase from Sturm, Ruger and the joint venture at competitive prices a minimum quantity of 500,000 club heads per year in 1996, 1997 and 1998. The Company has placed orders that meet or exceed this minimum for 1996 and 1997. However, delays and cost overruns in the joint venture project, improved production at Sturm, Ruger and the development of new alternative sources for quality titanium castings at significantly lower prices than those originally contemplated for the joint venture have prompted the parties to enter into discussions about the continuing need for the joint venture.

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

                             CALLAWAY GOLF COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note 13

On May 30, 1996, a lawsuit was filed against Callaway Golf Company and two of its officers by a former officer of the Company. The lawsuit asserts claims for breach of oral contract, fraud, negligent misrepresentation, declaratory judgment, rescission, restitution and accounting, arising out of an alleged oral promise in connection with the assignment of a patent for certain tooling designs and alleges facts which may be asserted by the plaintiff as an additional claim for wrongful termination of employment. The complaint seeks damages of $290,000,000, a royalty of $27,000,000 or compensatory damages for breach of alleged oral contract, as well as unspecified punitive damages and costs. The Company is vigorously defending the suit, and believes based on the information available to it at this time that it has good and valid defenses to the claims and that the suit will not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

Note 14

On July 1, 1996 the Company acquired a majority ownership interest in its German distributor, Golf Trading GmbH. This acquisition was made through the formation of Callaway Golf (Germany) GmbH (a wholly owned subsidiary).

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

RESULTS OF OPERATIONS

  THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995:

  Net sales increased 25% to $194.5 million for the three months ended September 30, 1996 compared to $155.9 million for the same period in the prior year. This increase was primarily attributable to increased sales of Great Big Bertha(R) Metal Woods, including the Great Big Bertha(R) Fairway Woods which were introduced in January 1996, combined with increased sales of Big Bertha(R) Irons. These sales increases were offset by a decrease in net sales of Big Bertha(R) War Bird(R) Metal Woods.

  For the three months ended September 30, 1996, gross profit increased to $106.1 million from $80.8 million for the same period in the prior year and gross margin increased to 55% from 52%. The increase in gross profit was primarily the result of decreases in component costs and manufacturing labor and overhead costs related to increased production volume and improved labor efficiencies.

  Selling expenses increased to $21.7 million in the third quarter of 1996 compared to $15.2 million in the third quarter of 1995. As a percentage of net sales, selling expenses in the third quarter increased to 11% from 10% for the same period in 1995. The $6.5 million increase was primarily a result of increased sales representatives' salaries and commission expense in the quarter due to a new compensation package under which such expenses are incurred more evenly throughout the year, combined with increases in TV advertising and tour endorsement expenses.

  General and administrative expenses for the three months ended September 30, 1996 increased to $19.3 million from the $15.9 million incurred during the third quarter of 1995. As a percentage of net sales, general and administrative expenses remained constant at 10% for the third quarter of 1996 and 1995. The $3.4 million increase in general and administrative expenses was primarily attributable to increased employee compensation and benefits, costs associated with the Company's business development initiatives and facility expenses.
These increases were partially offset by a decrease in charitable contributions.

  Research and development expenses were $5.2 million for the three months ended September 30, 1996 as compared to $1.9 million for the same period in the prior year. The increase in research and development costs was attributable to increased personnel and operating expenses associated with the Company's golf club testing facility and shaft and tooling departments.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995:

  For the nine months ended September 30, 1996, net sales increased 25% to $539.7 million compared to $430.6 million for the same period in the prior year. This increase was primarily attributable to increased sales of Great Big Bertha(R) Metal Woods, including the Great Big Bertha(R) Fairway Woods.

  For the nine months ended September 30, 1996, gross profit increased to $285.8 million from $221.1 million for the same period in the prior year and gross margin increased to 53% from 51%. The increase in gross margin was primarily the result of decreases in component costs and manufacturing labor and overhead costs related to increased production volume and improved labor efficiencies.

  Selling expenses increased to $61.7 million from $51.9 million for the nine months ended September 30, 1996 compared to the same period in the prior year. As a percentage of net sales, selling expenses in the first nine months of 1996 decreased to 11% from 12% for the same period in 1995. The decrease as a percentage of net sales was primarily attributable to costs being spread over a larger sales volume. The $9.8 million increase was primarily a result of compensation, tour endorsement and TV advertising expenses.

  General and administrative expenses for the nine months ended September 30, 1996 increased to $61.4 million from the $43.8 million incurred during the nine months ended September 30, 1995. The $17.6 million increase was primarily attributable to increased employee compensation and benefits, costs associated with the Company's business development initiatives and increases in computer support, legal, depreciation and other general and administrative expenses.

  Research and development expenses were $11.7 million for the nine months ended September 30, 1996 as compared to $6.2 million for the same period in the prior year. The increase in research and development costs is attributable to increased personnel and operating expenses associated with the Company's golf club testing facility and shaft and tooling departments.


CERTAIN FACTORS AFFECTING CALLAWAY GOLF COMPANY

  The Company believes that the growth rate in the golf equipment industry in the United States has been modest for the past several years, and this trend is likely to continue through 1996. Sales of all golf clubs in Japan, the world's second largest consumer of golf clubs next to the United States, appeared to be stabilizing during early 1996, but recent trends indicate the market may be declining. Although demand for the Company's products has been generally strong during the three and nine months ended September 30, 1996, no assurances can be given that the demand for the Company's existing products or the introduction of new products will continue to permit the Company to experience its historical growth or maintain its historical profit margin. Additionally, given the Company's current size and market position, it is possible that further market penetration will prove more difficult.

  In the golf equipment industry, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the fourth and first quarters. Although the Company's business generally follows this seasonal trend, the success of the Company over the past several years has tended to mitigate the impact of seasonality on the Company's operating results. Beginning in the current year, the Company's operating results have been more significantly affected by seasonal buying trends.

  The market in which the Company does business is highly competitive, and is served by a number of well established and well financed companies with recognized brand names. Several companies introduced new products in 1996 (e.g. Ping "ISI" irons, Taylor Made "Burner Bubble Shaft" irons, Cobra "Ti" titanium metal woods, "King Cobra II" irons and Armour "Ti 100" irons) that have generated increased market competition. Others increased their marketing activities with respect to existing products in 1996. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that these actions by others will not negatively impact the Company's future sales. Additionally, the golf club industry, in general, has been characterized by widespread imitation of popular club designs. A manufacturer's ability to compete is in part dependent upon its ability to satisfy various subjective requirements of golfers, including the golf club's look and "feel," and the level of acceptance that the golf club has among professional and other golfers. The subjective preferences of golf club purchasers may also be subject to rapid and unanticipated changes. There can be no assurance as to how long the Company's golf clubs will maintain market acceptance.

  The Company began shipping significant quantities of its Great Big Bertha(R) Drivers in March 1995, and began shipping Great Big Bertha(R) Fairway Woods in March of 1996. This product line is an important part of the Company's business. Great Big Bertha(R) Metal Woods have a titanium club head and are priced substantially higher than the Company's stainless steel product line.
The Company currently has three sources for its titanium club heads, but is currently receiving the vast majority of its club heads from two vendors. While the Company has been successful thus far in acquiring adequate quantities of high quality titanium castings at acceptable prices, there is no guarantee that its current suppliers will continue to meet those needs.

  The Company believes that the introduction of new, innovative golf equipment will be important to its future success. New models and basic design changes are frequently introduced into the golf equipment market but are often met with consumer rejection. Although the Company has achieved certain successes in the introduction of its golf clubs, no assurances can be given that the Company will be able to continue to design and manufacture golf clubs that achieve market acceptance. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the market. The design of new golf equipment is also greatly influenced by rules and interpretations of the United States Golf Association ("USGA") and the Royal and Ancient Golf Club of St. Andrews ("R&A"). The golf equipment standards established by the USGA and R&A apply to competitive events sanctioned by each organization and are generally followed in competitions within their respective jurisdictions. Accordingly, it has become critical for designers of new clubs to assure compliance with USGA and R&A standards. While the Company believes that all of its clubs comply with USGA and R&A standards, no assurance can be given that any new products will receive USGA and R&A approval or that existing USGA and R&A standards will not be altered in ways that adversely affect the sales of the Company's products.

  In June 1996, the Company formed Callaway Golf Ball Company ("CGB"), a wholly owned subsidiary of Callaway Golf Company for the purpose of designing, manufacturing and selling golf balls. The Company has previously licensed the manufacture and distribution of a golf ball product in Japan and Korea. The Company also distributed a golf ball under the trademark "Bobby Jones". Both previous golf ball ventures were not commercially successful. At this time, it has not been determined whether CGB will enter the golf ball business by developing a new product, by acquiring an existing golf ball manufacturer, by participating in a joint venture with another company, or by a combination of these factors. This business is in early stages of development, the impact of this new business on the Company's future cash flow and income from operations is uncertain. The Company believes that factors affecting the golf equipment industry described above, including growth rate in the golf equipment industry, seasonality and new product introduction will also apply to the golf ball business. There can be no assurance if and when a successful golf ball product will be developed or that the Company's investment will ultimately be realized. In addition, the golf ball business is highly competitive with a number of well established and well financed competitors including Titleist, Spalding, Maxfli, Bridgestone and others. These competitors have established market share in the golf ball business which will need to be penetrated in order for the Company's golf ball business to be successful.

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

  The Company has an active program of enforcing its proprietary rights against companies and individuals who market or manufacture counterfeits and "knock off" products, and aggressively asserts its rights against infringers of it patents, trademarks, and trade dress. However, there is no assurance that these efforts will reduce the level of acceptance obtained by these infringers. Additionally, there can be no assurance that other golf club manufacturers will not be able to produce successful golf clubs which imitate the Company's designs without infringing any of the Company's patents, trademarks, or trade dress.

  During 1995, there was an increase in unauthorized distribution of the Company's products (i.e. product sold by the Company to authorized distributors being ultimately sold at retail by unauthorized distributors). The

Company is making further efforts to reduce this unauthorized distribution of its products in both domestic and international markets. While efforts to reduce unauthorized distribution have had only limited success to date, these efforts could result in an increase in sales returns over historical levels, and/or a potential decrease in sales to those customers who are selling Callaway(R) products to unauthorized distributors.

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


LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1996, cash and cash equivalents increased to $140.3 million from $59.2 million at December 31, 1995, due to $92.7 million provided by operating activities and $10.7 million provided by financing activities. These increases were offset by $22.2 million used in investing activities associated primarily with capital expenditures. The Company has available a $50.0 million line of credit and anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations for the foreseeable future.

  The Company's net accounts receivable increased to $84.9 million at September 30, 1996 from $73.9 million at December 31, 1995 and $72.3 million at September 30, 1995, primarily as a result of the increase in net sales. The 1996 third quarter sales included certain sales with extended payment terms to qualified customers. These terms are comparable to those traditionally offered by our competitors. Net inventory was $82.2 million at September 30, 1996 compared to $51.6 million at December 31, 1995 and $41.1 million at September 30, 1995. The increase in inventory levels at September 30, 1996 is consistent with historical seasonality trends. Component costs related to the Great Big Bertha(R) product line which are higher in relation to other product lines also contributed to the increase in inventory.

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

          On May 30, 1996, a lawsuit was filed against Callaway Golf Company and two of its officers by a former officer of the Company, captioned Glenn
                                                                      -----
Schmidt v. Callaway Golf Company, et al., Case No. N 71548, in the Superior
----------------------------------------
Court for the State of California, County of San Diego. On July 10, 1996, the defendants removed the case to the United States District Court for the Southern District of California, Case No. 961235 B AJB. On September 12, 1996, the District Court entered an order returning the case to state court, holding that the plaintiff's claims arose under state law. The lawsuit asserts claims for breach of oral contract, fraud, negligent misrepresentation, declaratory judgment, rescission, restitution and accounting, arising out of an alleged oral promise in connection with the assignment of a patent for certain tooling designs and alleges facts which may be asserted by the plaintiff as an additional claim for wrongful termination of employment. The complaint seeks damages of $290,000,000, a royalty of $27,000,000, or compensatory damages for breach of the alleged oral contract, as well as unspecified punitive damages and costs. The Company believes based on the information available to it at this time that it has good and valid defenses to the claims, is vigorously defending the suit, and has asserted its own counterclaims for breach of fiduciary duty, fraud and negligent misrepresentation. Formal discovery has commenced in preparation for trial.

         The Company and its subsidiaries, incident to their business activities, from time to time are parties to a number of legal proceedings in various stages of development, including but not limited to those described above. The Company believes that the majority of these proceedings involve matters as to which liability, if any, will be adequately covered by insurance. With respect to litigation outside the scope of applicable insurance coverage and to the extent insured claims may exceed liability limits, it is the opinion of the management of the Company that these matters individually and in the aggregate will not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

Item 2.  Changes in Securities:

         None

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K:

         a.   Exhibits:

                       10.9.2     Amendment No. 1 to Form of Tax Indemnification
                                  Agreement
                       10.16.2    Indemnification Agreement by and between the
                                  Company and Aulana L. Peters dated as of July
                                  18, 1996
                       10.18      Employment agreement by and between the
                                  Company and Elmer L. Ward Jr. dated July 1,
                                  1996
                       11.1       Statement re:  Computation of Earnings Per
                                  Common Share
                       27         Financial Data Schedule

         b.   Reports on Form 8-K:

                                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CALLAWAY GOLF COMPANY



Date:  November 13, 1996                 /s/  DONALD H. DYE
                                         ------------------------
                                         DONALD H. DYE
                                         President
                                         Chief Executive Officer



                                         /s/ DAVID A. RANE
                                         ------------------------
                                         DAVID A. RANE
                                         Executive Vice President
                                         Chief Financial Officer