Form 10-K405
period 1996-12-31
CALLAWAY GOLF CO /CA
filed 1997-03-31
CIK 837465

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

         [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITUES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10962

                             CALLAWAY GOLF COMPANY
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                        95-3797580
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                             2285 RUTHERFORD ROAD
                            CARLSBAD, CA  92008-8815
                                 (619) 931-1771
   (Address, including zip code, and telephone number, including area code of principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
      Title of each class              Name of each exchange on which registered
         Common Stock                           New York Stock Exchange
   Preferred Share Purchase Rights

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----     ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of March 26, 1997, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $2,121,298,000 based on the closing sales price of the Registrant's Common Stock as reported in the consolidated transactions reporting system.

        As of March 26, 1997, the number of shares of the Registrant's Common Stock outstanding was 73,690,775, and there were no shares of the Registrant's Preferred Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Parts I, II and IV incorporate certain information by reference from Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1996.
        Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on April 17, 1997 which proxy statement was filed on March 10, 1997.

        Note: When used in this Annual Report on Form 10-K and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s), "will," "may," "anticipate(s)," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Callaway Golf Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which describe certain factors which affect the Company's business, including the factors set forth in Item 1 of this Report and the discussion incorporated by reference in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Certain Factors Affecting the Golf Club Industry and Callaway Golf," as well as the Company's periodic reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS.

        Callaway Golf Company (the "Company" or "Callaway Golf") designs, develops, manufactures and markets high quality, innovative golf clubs. The Company's golf clubs are sold at premium prices to both average and skilled golfers on the basis of performance, ease of use and appearance. Callaway Golf's primary products, all of which incorporate the Company's S2H2(R) design concept, currently include the Biggest Big Bertha(TM) Titanium Driver, Great Big Bertha(R) Titanium Driver and Fairway Woods, Big Bertha(R) Metal Woods, Great Big Bertha(R) Tungsten.Titanium(TM) Irons, Big Bertha(R) Irons, Big Bertha Gold(TM) Irons, Big Bertha(R) Tour Series Wedges and various putters, including the Bobby Jones(R) Series Putters.

PRODUCTS

        The following table sets forth the contribution to net sales attributable to the product groups and for the periods indicated (dollars in thousands).

                                      Year Ended December 31,
                        -------------------------------------------------
                          1996              1995             1994
                        -------------------------------------------------
Metal Woods             $479,127   71%    $382,740   69%   $325,797   73%
Irons                    168,576   25%     140,620   25%     98,913   22%
Putters, accessories
  and other               30,809    4%      29,927    6%     24,019    5%
                        -------------------------------------------------
  Net Sales             $678,512  100%    $553,287  100%   $448,729  100%
                        =================================================

        The Company believes that the growth rate in the golf equipment industry in the United States has been modest for the past several years, and this trend is likely to continue through 1997. Sales of all golf clubs in Japan, the world's second largest consumer of golf clubs next to the United States, appeared to be stabilizing during early 1996, but recent trends indicate the market may be declining. Although demand for the Company's products has been generally strong during the year ended December 31, 1996, no assurances can be given that the demand for the Company's existing products or the introduction of new products will continue to permit the Company to experience its historical growth or maintain its historical profit margin. Additionally, given the Company's current size and market position, it is possible that further market penetration will prove more difficult.

        METAL WOODS

        Biggest Big Bertha(TM) Titanium Driver. In January 1997, the Company introduced the Biggest Big Bertha(TM) Titanium Driver. The Biggest Big Bertha(TM) Driver has a titanium clubhead which is approximately 15% larger than the Great Big Bertha(R) Driver clubhead described below, and has a 46" ultralight graphite shaft which is one inch longer than the Great Big Bertha(R) Driver's shaft. Although larger and longer, the Biggest Big Bertha(TM) Driver is lighter in overall weight than the Great Big Bertha(R) Driver. The Biggest Big Bertha(TM) Driver incorporates the S2H2(R) design concept, the War Bird(R) soleplate (which features a deep dish on either side of the central facet running from clubface to trailing edge) and an advanced internal weighting system which increases the degree of perimeter weighting of the titanium clubhead. The Company offers the Biggest Big Bertha(TM) Driver in lofts ranging from 7 to 12 degrees. It is expected that this product line will be offered as a driver only. Deliveries of significant quantities of this new product commenced in January 1997.

        Great Big Bertha(R) Titanium Metal Woods. The Company offers the Great Big Bertha(R) Titanium Driver, which has a titanium clubhead and a lightweight graphite shaft, in lofts ranging from 6.5 to 12 degrees. The head is 25% larger and the overall weight is 10% lighter than the Big Bertha(R) War Bird(R) Driver. The driver incorporates the S2H2(R) concept as well as the War Bird(R) soleplate. Deliveries of significant quantities of this product commenced in March 1995. In January 1996, the Company introduced Great Big Bertha(R) Fairway Woods (numbers 2, 3, 4, 5, 7 and 9). These fairway woods have titanium clubheads and also incorporate the S2H2(R) concept, the War Bird(R) soleplate and lightweight graphite shafts. Deliveries of significant quantities of these new products commenced in May 1996.

        Big Bertha(R) Metal Woods with the War Bird(R) Soleplate. The Company offers Big Bertha(R) War Bird(R) Drivers in lofts ranging from 8 to 12 degrees with graphite, steel or titanium shafts. The Company also offers Big Bertha(R) War Bird(R) Fairway Woods (numbers 2, 3, strong 3, 4, strong 4, 5, HeavenWood(R), Divine Nine(R) and Ely Would(R)). The Company introduced the Heaven Wood(R), Divine Nine(R) and Ely Would(R) metal woods in 1992, 1993 and 1995, respectively. All of these clubs incorporate the War Bird(R) soleplate. In January 1996, the Company introduced new RCH series 96(TM) graphite shafts for its Big Bertha(R) War Bird(R) Metal Woods. The new shafts are lighter and more responsive. Delivery of this product commenced in February 1996.

        IRONS

        Big Bertha(R) Irons, Big Bertha Gold(TM) Irons, Big Bertha(R) Tour Series Wedges and Big Bertha Gold(TM) Tour Series Wedges. The Company offers Big Bertha(R) Irons 1 through 9, and pitching, approach, sand, and lob wedges, with either graphite, steel or titanium shafts. In January 1996, the Company introduced new and improved Big Bertha(R) Irons. These new Irons provide improved weight distribution and have a lighter, more responsive graphite shaft than the original Big Bertha(R) Irons. Delivery of this new product commenced in February 1996. In September 1996, the Company introduced Big Bertha Gold(TM) Irons, cast of aluminum bronze and including all of the design features of Big Bertha(R) Irons. Designed to have a softer feel and richer look than Big Bertha(R) Irons, deliveries of significant quantities of Big Bertha Gold(TM) Irons commenced in October 1996. In September 1996, the Company also introduced Big Bertha(R) Tour Series Wedges (pitching, approach, sand and lob wedges) with several new features geared toward enhancing playability for middle-to low-handicap amateurs as well as tour professionals. Deliveries of significant quantities of these new products commenced in September 1996. In January 1997, the Company also introduced Big Bertha Gold(TM) Tour Series Wedges. These wedges, which are cast of aluminum bronze, are expected to be available in May 1997.

        Great Big Bertha(R) Tungsten.Titanium(TM) Irons. In January 1997, the Company introduced Great Big Bertha(R) Tungsten.Titanium(TM) Irons. The new Great Big Bertha(R) Tungsten.Titanium(TM) Irons incorporate the same core design features as Big Bertha(R) Irons, but have a slightly larger titanium clubhead with a specially designed tungsten inset to concentrate weight low and deep in the clubhead. These design features are intended to give these irons a lower and deeper sweet-spot compared to other titanium irons. The Company offers Great Big Bertha(R) Tungsten.Titanium(TM) Irons 1 through 9, and pitching, approach, sand and lob wedges, with either graphite, steel or titanium shafts. Deliveries of limited quantities of this new product are expected to commence in May 1997.

        PUTTERS, ACCESSORIES AND OTHER

        Putters. The Company has a line of steel and graphite shafted putters, some of which incorporate the S2H2(R) concept, including the Tuttle(R) and the Tuttle(R) II putters, the Big Bertha(R) War Bird(R) putter, and the steel shafted Big Bertha(R) Blade putter. In September 1996, the Company introduced and commenced deliveries of the new Bobby Jones(R) line of putters, consisting of three styles of precision-machined putters with a double-radius bend, offset shaft.

        Accessories and Other. In addition to its golf clubs, Callaway Golf offers golf-related equipment and supplies manufactured by other companies bearing the Callaway(R) logo, including golf bags, travel bags, head covers, hats, umbrellas and other accessories.

LICENSING

        Through a licensing arrangement with Jonesheirs, Inc., Callaway Golf obtained the exclusive, worldwide rights to the use of the Bobby Jones(R) name for golf clubs and golf-related accessories through 2010. The Company receives a royalty from the Hickey-Freeman Company on sales of Bobby Jones(R) Sportswear and certain other products.

        Callaway Golf also has an exclusive licensing agreement with Nordstrom, Inc., under which Nordstrom, Inc. designs, produces and sells apparel at its own expense under the "Callaway Golf Apparel by Nordstrom" label. The line includes men's and women's golf apparel and footwear and is sold at Nordstrom stores throughout the United States.

PRODUCT DESIGN AND DEVELOPMENT

        Product design at Callaway Golf is a result of the integrated efforts of its product development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created an environment in which new ideas are valued and explored. The Company's research and development expenses were $16.2 million, $8.6 million and $6.4 million during 1996, 1995, and 1994, respectively. The Company intends to continue to invest substantial amounts in its research and development activities in 1997 and beyond. In addition to development of new golf equipment, these investments are expected to include, among others, significant expenditures in support of Callaway Golf Ball Company's efforts to develop and market a new golf ball product, as well as the continued enhancement of, and the development of additional applications for, the Company's Sir Isaac Performance System(TM), a high-tech evaluation system which permits golfers to compare the performance of different golf clubs and balls.
        In January 1997, the Company announced agreements to establish the "Callaway Golf Experience" centers at the Walt Disney World Resort in Buena Vista, Florida and the Pebble Beach Resorts in Pebble Beach, California. The Callaway Golf Experience Centers feature the Sir Isaac Performance System(TM), a high-tech evaluation system which permits golfers to compare the performance of different golf clubs and balls. In connection with these arrangements, the Company also received certain exclusive promotional rights at these popular resorts.

        Callaway Golf has the ability to build and modify clubhead designs by using computer aided design/computer aided manufacturing ("CAD/CAM") software and complete numerical control ("CNC") milling equipment. CAD/CAM software enables designers to develop computer models of new club designs. CNC milling equipment converts the digital output from CAD/CAM computer models into physical metal models produced by an electronically-controlled milling machine. Callaway Golf uses this software and equipment to facilitate the rapid design and production of physical models of clubheads, as well as casting tools for producing prototype clubheads for testing. In 1996, the Company purchased two induction furnaces (for casting ferrous and non-ferrous alloys) and one cold-walled furnace (for casting titanium, nickel and cobalt alloys). The Company is installing these furnaces in a state-of-the-art research facility at the Company's headquarters in Carlsbad, California, which should enable it to cast its own prototype clubheads on-site, as well as study new production processes and techniques. The Company expects that this new development facility will be operational in August 1997. The Company believes that this on-site casting capability will further facilitate the rapid design and development of prototype clubheads.

        The Company believes that the introduction of new, innovative golf equipment will be important to its future success. As a result, the Company faces certain risks associated with such a strategy. For example, new models and basic design changes in golf equipment are frequently met with consumer rejection. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the marketplace. New designs must satisfy the standards established by the United States Golf Association ("USGA") and the Royal and Ancient Golf Club of St. Andrews ("R&A") because these standards are generally followed by golfers within their respective jurisdictions. There is no assurance that new designs will receive USGA and/or R&A approval, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company's products. Moreover, the Company's new products have tended to incorporate significant innovations in design and manufacture, which have resulted in increasingly higher prices for the Company's products relative to products already in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay such prices for golf equipment. Thus, although the Company has achieved certain successes in the introduction of its golf clubs in the past, no assurances can be given that the Company will be able to continue to design and manufacture golf clubs that achieve market acceptance in the future.

        In June 1996, the Company formed Callaway Golf Ball Company, a wholly-owned subsidiary of the Company, for the purpose of designing, manufacturing and selling golf balls. The Company has previously licensed the manufacture and distribution of a golf ball product in Japan and Korea. The Company also distributed a golf ball under the trademark "Bobby Jones". These golf ball ventures were not commercially successful. At this time, it has not been finally determined whether Callaway Golf Ball Company will enter the golf ball business by developing a new product in a new plant to be constructed just for this purpose; by acquiring an existing golf ball manufacturer; by participating in a joint venture with another company; or by a combination of these factors. This business is in the early stages of development. It is expected, however, that it will have a negative impact on the Company's future cash flow and income from operations for several years. The Company believes that many of the same factors which affect the golf equipment industry, including growth rate in the golf equipment industry, seasonality and new product introduction, also apply to the golf ball business. There can be no assurance if and when a successful golf ball product will be developed or that the Company's investment will ultimately be realized.

SALES AND MARKETING

Sales for Distribution in the United States

        Approximately 68%, 66% and 74% of the Company's net sales were derived from sales for distribution within the United States in 1996, 1995 and 1994, respectively. The Company targets those golf retailers (both on-course and off-course) who sell "pro-line" clubs (professional quality golf clubs) and provide a level of customer service appropriate for the sale of premium golf clubs. No one customer that distributes golf clubs in the United States accounted for more than 5% of the Company's revenues in 1996, 1995, and 1994. The Company distributes its products in Hawaii through an exclusive distributor.

        The Company employs 56 full-time regional field representatives, 16 in-house telephone salespersons and 19 customer service representatives. Each geographic region is covered by both a field representative and a telephone salesperson who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits. The Company believes that this tandem approach of utilizing field representatives and telephone salespersons provides the Company a competitive advantage over other golf club manufacturers that distribute their golf clubs solely through independent sales representatives rather than employees. Notwithstanding the foregoing, Callaway Golf recognizes that other companies have marketing programs which may be equally or more effective than its own strategy.

        While the Company seeks to control the distribution of its products to the extent permitted by law, it is still the case that quantities of the Company's products find their way to unapproved outlets or distribution channels. This "gray market" in the Company's products can undermine approved retailers and distributors who promote and support the Company's products, and can injure the Company's image in the minds of its customers and consumers. On the other hand, stopping such commerce could result in an increase in sales returns over historical levels, and/or a potential decrease in sales to those customers who are selling Callaway Golf products to unauthorized distributors. While the Company has taken some lawful steps to limit commerce in its products in the "gray market" in both domestic and international markets, it has not been successful in stopping such commerce to date.

Sales for Distribution Outside of the United States

        Approximately 32%, 34% and 26% of the Company's net sales were derived from sales for distribution outside of the United States in 1996, 1995 and 1994, respectively. The majority of the Company's international sales are made through distributors specializing in the sale and promotion of golf clubs in specific countries or regions around the world. The Company currently has 21 distribution arrangements covering sales of the Company's products in over 40 foreign countries, including Japan, Canada, Singapore, Korea, Hong Kong, Australia, France, Spain, Argentina and South Africa. Prices of golf clubs for sales outside of the United States receive an export pricing discount to compensate international distributors for selling, advertising and distribution costs. A change in the Company's relationship with significant distributors could negatively impact the volume of the Company's international sales.

        The Company directly markets its products in the United Kingdom and Sweden through its wholly-owned British subsidiary, Callaway Golf (UK) Limited. In July 1996, the Company acquired a majority interest in its distributor in Germany, Golf Trading GmbH, which sells and promotes the Company's products in Germany, Austria, the Netherlands and Switzerland.

        The Company, through a distribution agreement, appointed Sumitomo Rubber Industries, Ltd. ("Sumitomo") as the sole distributor of the Company's golf clubs in Japan. The distribution agreement requires Sumitomo to purchase specified minimum quantities. The current distribution agreement began in February 1993 and has an initial term of seven years. The Company has been engaged in discussions regarding a possible restructuring of the Company's distribution arrangements with Sumitomo, which is intended to streamline the distribution of the Company's products in Japan. There can be no assurance, however, that such a restructuring will occur, or if consummated, that the proposed restructuring will achieve its intended goals. It is possible that the attempt to restructure the Company's distribution arrangements in Japan, or the failure to succeed in that attempt, will adversely affect the Company's business in Japan. Sales to Sumitomo represented approximately $58.2 million (9%), $61.0 million (11%) and $45.9 million (10%) of the Company's net sales in 1996, 1995 and 1994, respectively. See Note 9 of Notes to Consolidated Financial Statements in the Company's Annual Report to shareholders for the fiscal year ended December 31, 1996 ("1996 Annual Report to Shareholders").

        During 1995, the Company began to evaluate growth opportunities in and outside of the golf equipment industry. One of the opportunities identified by the Company relates to the Company's acquisition of selected foreign distributors. The Company's management believes that controlling the distribution of its products throughout the world will be a key element in the future growth and success of the Company. Executing a business strategy to achieve this has and will result in additional investments in inventory, accounts receivable, corporate infrastructure and facilities. It could also result in disruptions in the distribution of the Company's products in some areas. There can be no assurance that the acquisition of the Company's foreign distributors will be successful, and it is possible that the attempt to do so will adversely affect the Company's business.

        As noted above, the Company continues to experience unauthorized distribution of its products in international markets. For a discussion of the Company's efforts in this area, see "Sales for Distribution in the United States" set forth above.

Advertising and Promotion

        Within the United States, the Company has focused its advertising efforts mainly on a combination of television commercials and printed advertisements in national magazines, such as Golf Digest, Golf Magazine, Golf Week, Golf World and Sports Illustrated's Golf Edition, and in trade publications, such as Golf Pro and Golf Shop Operations. Advertising of the Company's golf clubs outside of the United States is typically handled by distributors and resellers of the products in a particular country.

        The Company also establishes relationships with professional golfers in order to promote the Callaway Golf brand among both professional and amateur golfers. The Company has entered into endorsement arrangements with members of the Senior Professional Golf Association's Tour ("SPGA"), the Professional Golf Association's Tour ("PGA"), the Ladies Professional Golf Association's Tour ("LPGA"), the European Professional Golf Association's Tour and the Nike Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor's products despite contractual commitments. If one or more of Callaway Golf's pro endorsers were to stop using Callaway Golf's products contrary to their endorsement agreements, the Company's business could be adversely affected in a material way by the negative publicity.

        During 1996, Callaway Golf continued its Big Bertha(R) Players' Pool ("Pool") for the PGA, SPGA, LPGA and Nike Tours. Those professional players participating in the Pool received cash for using Callaway Golf metal woods in professional tournaments. A select few of the Pool players also received compensation for wearing the Company's logos during tournament play. The Company has established the 1997 Big Bertha(R) Players' Pool similar to the 1996 Pool, in which professional players participating in the Pool will receive cash for using certain Callaway Golf products in professional tournaments. The Company believes that its staff professional program and its Pool contributed to its success on the professional tours in 1996. There is no guarantee, however, that the Company will be able to sustain this level of success.

        To support the promotion of its products at the retail level, the Company offers various promotional programs to its customers. Golf clubs may be purchased at a discount for personal use by golf shop professionals, demonstration, test, loan and rental use.

        The Company spent approximately $45.0 million, $37.7 million and $33.9 million on advertising, promotional and endorsement related expenditures, including compensation to professional golfers, in 1996, 1995 and 1994, respectively. The Company expects these expenditures to increase during 1997.

MANUFACTURING

        The manufacturing of the Company's golf clubs involves a number of specialized processes required by the unique design of the products. The Company's metal woods and irons are produced by the Company's manufacturing personnel at its Carlsbad, California facilities using clubheads, shafts and grips supplied by independent vendors.

        The Company works with a few select casting houses to produce its clubheads. The clubheads used in the production of Big Bertha(R) Metal Woods with the War Bird(R) soleplate are manufactured to Callaway Golf's specifications by Cast Alloys, Inc. and Coastcast Corporation ("Coastcast"). Sturm, Ruger and Company ("Sturm, Ruger"), Coastcast and Cast Alloys, Inc. cast Great Big Bertha(R) Titanium Metal Wood clubheads. Biggest Big Bertha(TM) Titanium Driver clubheads are provided by Cast Alloys Inc. and Sturm, Ruger. Big Bertha(R) Iron clubheads are provided by Hitchiner Manufacturing Co. and Coastcast. Great Big Bertha(R) Tungsten.Titanium(TM) Irons are provided by Coastcast, and Big Bertha Gold(TM) Irons are provided by Hitchener Manufacturing Co. The Company works closely with its casting houses, which enables the Company to monitor the quality and reliability of clubhead production. All of these casting houses are currently manufacturing, or are entitled to manufacture, clubheads for competitors of the Company. The Company also works closely with Aldila, True Temper, HST, Graphite Design, Inc., Fujikura, Suntech-Sunwoo Co, Ltd. and Unifiber, its principal suppliers of shafts, to develop specialized shafts suited to the S2H2(R) design and the other unique features of the Company's products.

        The Company is dependent on a limited number of suppliers for its club heads and shafts. In addition, some of the Company's products require specifically developed techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. Consequently, if any significant delay or disruption in the supply of these component parts occurs, it may have a material adverse effect on the Company's business. In the event of a significant delay or disruption, the Company believes that suitable heads and shafts could be obtained from other manufacturers, although the transition to another supplier, particularly with respect to the Biggest Big Bertha(TM) Titanium Driver and Great Big Bertha(R) Tungsten.Titanium(TM) Irons, could result in significant production delays and would likely have an adverse impact on results of operations during the transition.

        Callaway Golf's own production processes entail rigorous and continual quality control inspection and require the application of significant resources to the manufacturing process. The Company's executive offices and its product development, manufacturing and distribution facilities are housed in facilities leased and owned by the Company in Carlsbad, California.

        In the ordinary course of its manufacturing process, the Company uses paints and chemical solvents which are stored on-site. The waste created by use of these materials is transported off-site on a regular basis by registered waste haulers. To date, the Company has not experienced any material environmental compliance problems, although there can be no assurance that such problems will not arise in the future. Additionally, in the manufacturing process, the Company has used 1,1,1 trichloroethane ("trichloroethane") which is considered ozone depleting by the Environmental Protection Agency. Effective January 1996, the Company began using alternative products for trichloroethane in its manufacturing processes.

        The Company's size has made it a large consumer of certain materials, including titanium and carbon fiber. Callaway Golf does not make these materials itself, and must rely on its ability to obtain adequate supplies in the world marketplace in competition with other users of such materials. While the Company has been successful in obtaining its requirements for such materials thus far, there can be no assurance that it will always be able to do so. An interruption in the supply of such materials or a significant change in costs could have a material adverse effect on the Company.

COMPETITION

        The market in which the Company does business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names. Several companies introduced new products in 1996 (e.g.: Ping "ISI" Irons, Taylor Made "Burner Bubble Shaft" Irons, Cobra "Ti" Titanium Metal Woods, "King Cobra II" Irons and Armour "Ti 100" Irons) that have generated increased market competition. Others increased their marketing activities with respect to existing products in 1996. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities by competitors will not negatively impact the Company's future sales.

        Additionally, the golf club industry, in general, has been characterized by widespread imitation of popular club designs. A manufacturer's ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including the golf club's look and "feel," and the level of acceptance that the golf club has among professional and other golfers. The subjective preferences of golf club purchasers may also be subject to rapid and unanticipated changes. There can be no assurance as to how long the Company's golf clubs will maintain market acceptance.

        As noted elsewhere in this Report, the Company has formed Callaway Golf Ball Company for the purpose of designing, manufacturing and selling golf balls. The golf ball business is highly competitive with a number of well-established and well-financed competitors, including Titleist, Spalding, Sumitomo Rubber Industries, Bridgestone and others. These competitors have established market share in the golf ball business which will need to be penetrated in order for the Company's golf ball business to be successful.

INTELLECTUAL PROPERTY

        The Company seeks to protect its intellectual property rights, such as product designs, manufacturing processes, new product research and concepts, and trademarks. These rights are protected through the acquisition of utility and design patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, when necessary and appropriate, litigation against those who are, in the Company's opinion, unfairly competing. In the United States, the Company has applied for or been granted patents for certain features of its golf clubs. Additionally, it has been granted trademark registrations for Callaway(R), Big Bertha(R), War Bird(R) and S2H2(R), and several other product names and descriptions. There is no assurance that, prior to a court of competent jurisdiction validating them, any of these patents or trademarks are enforceable, although the Company believes them to be enforceable.

        The Company has an active program of enforcing its proprietary rights against companies and individuals who market or manufacture counterfeits and "knock off" products, and aggressively asserts it rights against infringers of its patents, trademarks, and trade dress. However, there is no assurance that these efforts will reduce the level of acceptance obtained by these infringers. Additionally, there can be no assurance that other golf club manufacturers will not be able to produce successful golf clubs which imitate the Company's designs without infringing any of the Company's patents, trademarks, or trade dress.

        The Company has stringent procedures to maintain the secrecy of its confidential business information. These procedures include criteria for dissemination of information and written confidentiality agreements with employees and vendors. Suppliers, when engaged in joint research projects, are required to enter into additional confidentiality agreements. There can be no assurance that these measures will prove adequate in all instances to protect the Company's confidential information.

        An increasing number of the Company's competitors have, like the Company itself, sought to obtain patent, trademark or other protection of their proprietary rights and designs. From time to time others have or may contact the Company to claim that they have proprietary rights which have been infringed by the Company and/or its products. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. (See also Item 3, "Legal Proceedings"). To date, there have been no interruptions in the Company's business as the result of any claims of infringement. No assurance can be given, however, that the Company will not be adversely affected in the future by the assertion of intellectual property rights belonging to others. This effect could include alteration of existing products, withdrawal of existing products and delayed introduction of new products.

Various patents have been issued to the Company's competitors in the golf ball industry. As Callaway Golf Ball Company develops a new golf ball product, it must avoid infringing on these patent rights, or it must obtain licenses to use them lawfully. If any new golf ball product was found to infringe on protected technology, the Company could incur substantial costs to redesign its golf ball product or to defend legal action taken against it. Despite its efforts to avoid such infringements, there can be no assurance that Callaway Golf Ball Company will not infringe on the patents and other intellectual property rights of third parties in its development efforts, or that it will be able to obtain licenses to use any such rights, if necessary.

SEASONALITY

        In the golf equipment industry, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the fourth and first quarters. Although the Company's business generally follows this seasonal trend, the Company's increasing sales volume in many years has tended to mitigate the impact of seasonality on the Company's operating results. However, in recent years, the Company's operating results have been more significantly affected by seasonal buying trends, and the Company expects this trend to continue.

PRODUCT WARRANTIES

        The Company supports all of its golf clubs with a two year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors which use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. While any breakage or warranty problems are deemed significant to the Company, the incidence of clubs returned as a result of cracked clubheads, broken graphite shafts, loose medallions and other product problems has not to date been material in relation to the volume of Callaway Golf clubs which have been sold. The Company monitors closely the level and nature of any product breakage and, where appropriate, incorporates design and production changes to assure its customers of the highest quality available in the market. If Callaway Golf clubs were to experience a significant increase in the incidence of breakage or other product problems, the Company's sales and image with golfers would be materially adversely affected. At December 31, 1996, 1995 and 1994, the Company's reserves for warranty claims were approximately $27.3 million, $23.8 million and $18.2 million, respectively. The increase in this reserve was primarily attributable to increased sales volume and change in product mix. The Company believes that it has sufficient reserves for warranty claims; however, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of breakage or other product problems.

EMPLOYEES

        As of December 31, 1996, the Company and its subsidiaries had 2,152 full-time employees, including 201 employed in sales and marketing, 145 employed in research and development and product engineering and 1,432 employed in production. The remaining full-time employees are administrative and support staff.

        The Company considers its employee relations to be good. None of the Company's employees are represented by unions. The Company's commitment to the development of new products and the seasonal nature of its business may result in fluctuations in production levels. The Company attempts to manage these fluctuations to maintain employee morale and avoid disruption. However, it is possible that such fluctuations could strain employee relations in the future.

ITEM 2. PROPERTIES.

        Operations of the Company and its subsidiaries are conducted in both owned and leased properties. The following table describes the general character of the important existing facilities:


                        Location                                   Interest   Size (sq.ft.)
                        --------                                   --------   -------------
United States
        Corporate Headquarters, Manufacturing and
        Research & Development Facilities:
           2285 Rutherford Road, Carlsbad, California              Owned         128,000
           5960 Pascal Court, Carlsbad, California                 Owned          73,000
           5957 Landau Court, Carlsbad, California                 Owned          46,000
           5928 Pascal Court, Carlsbad, California                 Owned          38,000
           1911 Palomar Oaks Way, Carlsbad, California             Owned          22,000
           5860 Dryden Place, Carlsbad, California                 Owned          10,000
           5858 Dryden Place, Carlsbad, California                 Leased         63,000
           5931 Priestly Drive, Carlsbad, California               Leased         46,000
           2261 Rutherford Road, Carlsbad, California              Leased         20,000
           5925 Priestly Drive, Carlsbad, California               Leased         15,000
           5940 Priestly Drive, Carlsbad, California               Leased         11,000
           5927 Priestly Drive, Carlsbad, California               Leased         11,000
           2260 Rutherford Road, Carlsbad, California              Leased          6,000


        Additional Manufacturing/Warehouse Facilities:
           2835 La Mirada Drive, Vista, California                 Leased         32,000
           985 Poinsettia Avenue, Vista, California                Leased         31,000
           2105 Rutherford Road, Carlsbad, California              Leased          8,000
                                                                                 -------
                                                                                 560,000
                                                                                 =======
United Kingdom
           Headquarters, Sales Office and Warehouse:
           Barwell Business Park, Chessington, Surrey, England     Leased         16,000
                                                                                 =======

Germany
           Headquarters, Sales Office and Warehouse:
           Golf Trading GmbH
           Luruper Chaussee 125                                    Leased         13,000
           Haus 6, 22761 Hamburg, Germany                                        =======

        The Company believes that its facilities are adequate to meet its current requirements. The Company has experienced rapid growth in its business for the last several years, however, and in order to accommodate this growth, the Company has regularly acquired or leased new facilities for manufacturing, research and development, office and storage. Although there can be no assurance that the Company will achieve similar growth in its business in the future, the Company expects that its practice of regularly acquiring or leasing additional properties near its headquarters in Carlsbad, California is likely to continue in the near term, including the possible acquisition or leasing of facilities for Callaway Golf Ball Company.

ITEM 3. LEGAL PROCEEDINGS.

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

        On May 30, 1996, a lawsuit was filed against the Company and two of its officers by a former officer of the Company, captioned Glenn Schmidt v. Callaway
                                                       -------------------------
Golf Company, et al., Case No. N 71548, in the Superior Court for the State of
---------------------
California, County of San Diego. The lawsuit asserts claims for breach of oral contract, fraud, negligent misrepresentation, declaratory judgment, rescission, restitution and accounting, arising out of an alleged oral promise in connection with the assignment of a patent for certain tooling designs. The plaintiff has also recently filed a first amended complaint asserting claims for wrongful termination and termination in violation of public policy. The first amended complaint seeks damages of $290,000,000, a royalty of $27,000,000, or compensatory damages for breach of the oral contract and related claims; damages of approximately $10,000,000 for the wrongful termination; and unspecified punitive damages and costs. The Company believes there are meritorious defenses to all of plaintiff's claims, and thus no provision for liability has been made in the Company's financial statements. Formal discovery has commenced in preparation for trial. The trial is currently scheduled to commence on October 20, 1997.

        The Company and its subsidiaries, incident to their business activities, from time to time are parties to a number of legal proceedings in various stages of development, including but not limited to those described above. The Company believes that the majority of these proceedings involve matters as to which liability, if any, will be adequately covered by insurance. With respect to litigation outside the scope of applicable insurance coverage and to the extent insured claims may exceed liability limits, it is the opinion of the management of the Company that the probable result of these matters individually and in the aggregate will not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Biographical information concerning certain of the Company's officers is set forth below.


        Name              Age   Position(s) Held
        ----              ---   ----------------

Ely Callaway               77   Founder and Chairman of the Board

Donald H. Dye              54   President and Chief Executive Officer

Bruce Parker               41   Senior Executive Vice President, Chief Merchant

John P. Duffy              56   Senior Executive Vice President, Chief of
                                Manufacturing

Richard C. Helmstetter     55   Senior Executive Vice President, Chief of New
                                Products

Steven C. McCracken        46   Executive Vice President, Secretary and General
                                Counsel

Frederick R. Port          55   Executive Vice President, International Sales,
                                Licensing and Business Development

David A. Rane              42   Executive Vice President, Chief Financial
                                Officer

Charles J. Yash            48   President and Chief Executive Officer, Callaway
                                Golf Ball Company

        Ely Callaway, Founder, has served as Chairman of the Board since the Company's formation in 1982, and is the Chairman of the Executive and Compensation Committee of the Company's Board of Directors. He served as Chief Executive Officer from 1982 to May 1996. From 1974 to 1981, Mr. Callaway founded and operated Callaway Vineyard and Winery in Temecula, California, until it was sold. From 1946 to 1973, Mr. Callaway worked in the textile industry, where he served as a Divisional President of several major divisions of Burlington Industries, Inc., and in 1968 was elected Corporate President and Director of Burlington, which at the time was the world's largest textile company. Prior to 1945, Mr. Callaway served a five-year tour of duty in the U.S. Army Quartermaster Corps.

        Donald H. Dye serves as President and Chief Executive Officer of the Company. He has served as Chief Executive Officer since May 1996, as President since 1993, and as a Director of the Company since its formation in 1982. He served as Chief Operating Officer from October 1991 until May 1996. From 1973 to 1991, Mr. Dye was in the private practice of law in Riverside, California. During that period, he provided legal services to Callaway Vineyard & Winery, Mr. Callaway and the Company. Prior to 1973, Mr. Dye served five years in the U.S. Air Force as a member of the Judge Advocates General Corps.

        Bruce Parker has served as Senior Executive Vice President since 1993, Chief Merchant since 1991 and as a Director of the Company since July 1996. Mr. Parker also served the Company in various vice presidential positions since 1984 and became Executive Vice President, Chief Merchant in October 1991. Prior to 1984, Mr. Parker worked as a sales manager for various golf club manufacturers in California.

        John P. Duffy has served the Company in various vice presidential positions since 1989 and became Executive Vice President, Chief of Manufacturing in March 1990 and Senior Executive Vice President in April 1993. From 1988 to 1989, Mr. Duffy served as Vice President--Product Line Management of Taylor Made Golf Company. From 1984 to 1988, Mr. Duffy served as Vice President-Manufacturing of Taylor Made. From 1982 to 1984, Mr. Duffy served as General Manager--Western Division of Taylor Made. Prior to 1982, Mr. Duffy owned and operated golf retail outlets in Florida and California under the name "House of Golf."

        Richard C. Helmstetter has served the Company as Senior Executive Vice President, Chief of New Products since April 1993. Mr. Helmstetter served as President from 1990 to 1993 and as Executive Vice President from 1986 to 1990. From 1967 to 1986, Mr. Helmstetter served as President of Adam Ltd., a pool cue manufacturing and merchandising company which he founded and operated in Japan. During 1982 and 1983, Mr. Helmstetter also consulted extensively for several Japanese, European and American companies, including Bridgestone Corporation's strategic planning group.

        Steven C. McCracken has served the Company as Executive Vice President since April 1996 and as Secretary and General Counsel since April 1994. He served as Vice President from April 1994 to April 1996. Prior to April 1994, Mr. McCracken was a partner at Gibson, Dunn & Crutcher for 11 years, and had been in the private practice of law for over 18 years. During part of that period, he provided legal services to the Company.

        Frederick R. Port has served as Executive Vice President, International Sales, Licensing and Business Development since April 1996 and as a Director of the Company since October 1995. He served as Executive Vice President, Business Development of the Company from September 1995 to April 1996. From 1993 to 1995, Mr. Port was the Managing Director of Korn/Ferry International for the Southern California region (an executive recruiting and strategic consulting firm). From 1987 to 1992, he was the President and a Director of the Owl Companies (a company providing military base services management, construction materials production and sale, industrial and commercial real estate development and power development).

        David A. Rane has served the Company as Executive Vice President since April 1996 and as Chief Financial Officer since January 1994. He served as Vice President from January 1994 to April 1996. Mr. Rane served as Director of Investor Relations from June 1993 to January 1994. Prior to 1993, Mr. Rane was a senior manager for the accounting firm of Price Waterhouse LLP, and served a total of 14 years in public accounting.

        Charles J. Yash has served as President and Chief Executive Officer of Callaway Golf Ball Company, a wholly-owned subsidiary of the Company, since June 1996 and as a Director of the Company since July 1996. From 1992 to June 1996, Mr. Yash was President and Chief Executive Officer and a Director of Taylor Made Golf Company. From 1979 to 1992, Mr. Yash was employed in various marketing positions with the golf products division of Spalding Sports Worldwide, including Corporate Vice President and General Manager-Golf Products, from 1988 to 1992.

        The Company has employment agreements with Messrs. Callaway, Dye and Helmstetter for terms commencing January 1, 1995 and ending December 31, 1997. The Company is currently in negotiations with Messrs. Dye and Helmstetter with respect to new, long-term employment agreements. The Company has new employment agreements with Messrs. Parker, Duffy, McCracken, Port and Rane for terms commencing January 1, 1997 and ending on December 31, 1999. The Company also has an employment agreement with Mr. Yash which commenced May 15, 1996 and ends on May 14, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Information in response to Item 5 is contained on page 35 of the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

        Information in response to Item 6 is contained on page 19 of the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

        Information in response to Item 7 is contained on pages 20, 21 and 22 of the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Information in response to Item 8 is contained on pages 23 through 36 of the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Certain information concerning the Company's executive officers is included under the caption "Executive Officers of the Registrant" following Part I, Item 4. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and greater than 10% shareholders to file initial reports of ownership (on Form 3) and periodic changes in ownership (on Forms 4 and 5) of Company securities with the Securities and Exchange Commission and the New York Stock Exchange. Based solely on its review of copies of such forms and such written representations regarding compliance with such filing requirements as were received from its executive officers, directors and greater than 10% shareholders, the Company believes that all such Section 16(a) filing requirements were complied with during 1996.

        Other information required by Item 10 has been included in the Company's definitive proxy statement under the caption "Election of Directors," as filed with the Securities and Exchange Commission (the "Commission") on March 10, 1997 pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

        The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits 10.1.1 to
10.19.2 to this Report. Information required by Item 11 has been included in the Company's definitive proxy statement under the captions "Compensation of Executive Officers," "Report of the Executive and Compensation Committee of the Board of Directors on Executive Compensation," "Performance Graph" and "Election of Directors," as filed with the Commission on March 10, 1997 pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by Item 12 has been included in the Company's definitive proxy statement under the caption "Beneficial Ownership of the Company's Securities," as filed with the Commission on March 10, 1997 pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 13 has been included in the Company's definitive proxy statement under the caption "Certain Transactions," as filed with the Commission on March 10, 1997 pursuant to Regulation 14A, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

        (a)     Documents filed as part of this report:

                1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries included in Part II, Item 8, are incorporated by reference from pages 23 through 35 of the 1996 Annual Report to Shareholders:

                            Consolidated Balance Sheet at December 31, 1996 and
                             1995

                            Consolidated Statement of Income for the three years
                             ended December 31, 1996

                            Consolidated Statement of Cash Flows for the three
                             years ended December 31, 1996

                            Consolidated Statement of Shareholders' Equity for
                             the three years ended December 31, 1996

                            Notes to Consolidated Financial Statements

                            Report of Independent Accountants

                2.      Financial Statement Schedule.

                             Report of Independent Accountants on Financial
                              Statement Schedule

                             II   Consolidated Valuation and Qualifying Accounts

                             All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                3.      Exhibits.

                        3.1.1   Restated Articles of Incorporation of the
                                 Company.(1)
                        3.1.2   Certificate of Amendment of Articles of
                                 Incorporation, effective February 10, 1995.(2)
                        3.2     Certificate of Determination of Rights,
                                 Preferences, Privileges and Restrictions of
                                 Series A Junior Participating Preferred Stock.
                                 (3)
                        3.3     Bylaws of the Company (as amended through May
                                 10, 1996).(4)
                        4.1     Dividend Reinvestment and Stock Purchase Plan.
                                 (5)
                        4.2     Rights Agreement by and between the Company and
                                 Chemical Mellon Shareholder Services as Rights Agent dated as of June 21, 1995.(3)

                                     Executive Compensation Contracts/Plans

                        10.1.1  Officer Employment Agreement by and between the
                                 Company and Ely Callaway dated January 1, 1995.
                                 (6)
                        10.1.2  Amendment No. 1 to Officer Employment Agreement
                                 by and between the Company and Ely Callaway
                                 dated July 19, 1995.(3)
                        10.2.1  Officer Employment Agreement by and between the
                                 Company and Donald H. Dye dated January 1,
                                 1995.(6)
                        10.2.2  Amendment No. 1 to Officer Employment Agreement
                                 by and between the Company and Donald H. Dye
                                 dated July 19, 1995.(3)
                        10.3    Executive Officer Employment Agreement by and
                                 between the Company and Bruce Parker dated as of January 1, 1997.
                        10.4.1  Officer Employment Agreement by and between the
                                 Company and Richard Helmstetter dated January 1, 1995.(6)
                        10.4.2  Amendment No. 1 to Officer Employment Agreement
                                 by and between the Company and Richard
                                 Helmstetter dated July 19, 1995.(3)
                        10.5    Executive Officer Employment Agreement by and
                                 between the Company and John Duffy dated
                                 January 1, 1997.
                        10.6    Executive Officer Employment Agreement by and
                                 between the Company and Steven C. McCracken
                                 dated January 1, 1997.
                        10.7.1  Executive Officer Employment Agreement by and
                                 between the Company and Frederick R. Port dated January 1, 1997.
                        10.7.2  Stock Option Agreement by and between the
                                 Company and Frederick R. Port dated as of
                                 September 1, 1995.(7)
                        10.8    Executive Officer Employment Agreement by and
                                 between the Company and David Rane dated
                                 January 1, 1997.
                        10.9.1  Officer Employment Agreement by and between the
                                 Company and Charles J. Yash dated May 10, 1996.
                                 (8)
                        10.9.2  Stock Option Agreement by and between the
                                 Company and Charles J. Yash.(9)
                        10.10   Employment Agreement by and between the Company
                                 and Elmer Ward dated July 1, 1996.(10)
                        10.11.1 Form of Tax Indemnification Agreement.(3)
                        10.11.2 Form of Amendment No. 1 to Tax Indemnification
                                 Agreement.(10)
                        10.12   Executive Deferred Compensation Plan (amended
                                 and restated July 1995).(3)
                        10.13   Callaway Golf Company Executive Non-
                                 Discretionary Bonus Plan.(6)
                        10.14   Executive Bonus Pool.(11)
                        10.15   1991 Stock Incentive Plan (as amended and
                                 restated April 1994).(2)
                        10.16   Amended and Restated Stock Option Plan effective
                                 April 2, 1991.(12)
                        10.17   1996 Stock Option Plan.
                        10.18   Callaway Golf Company Non-Employee Directors
                                 Stock Option Plan (as Amended and Restated
                                 April 17, 1996).(9)
                        10.19.1 Form of Indemnification Agreement by and between
                                 the Company and the following directors:
                                 William Baker, Richard Rosenfield, William
                                 Schreyer and Michael Sherwin, all dated January 25, 1995.(2)
                        10.19.2 Indemnification Agreement by and between the
                                 Company and Ms. Aulana L. Peters, Director, dated July 18, 1996.(11)

                                                Other Contracts
                        10.20.1 Loan Agreement by and between the Company and
                                 First Interstate Bank of California dated
                                 December 1, 1994.(2)
                        10.20.2 Amended and Restated Revolving Credit Note made
                                 by the Company in the principal amount of $50,000,000 and payable to First Interstate Bank of California, dated December 1, 1995 and First Amendment to Loan Agreement by and between the Company and First Interstate Bank of California dated December 1, 1995.(8)
                        10.21   Trust Agreement between Callaway Golf Company
                                 and Sanwa Bank California as Trustee, for the benefit of participating employees, dated July 14, 1995.(13)
                        10.22.1 Industrial lease by and between Dwight and Donna
                                 Johnson and the Company, dated July 16, 1993, for 2261 Rutherford Road, Carlsbad, California ("Johnson Lease").(14)

                        10.22.2 Amendment No. 1 to Johnson Lease dated October
                                 24, 1994.(8)
                        10.23.1 Industrial Real Estate Lease by and between Mark
                                 IV Properties, Inc. ("Mark IV") and the
                                 Company, dated March 14, 1994, for 5931
                                 Priestly Drive, Carlsbad, California.(2)
                        10.23.2 Assignment and Assumption dated December 15,
                                 1995 by Seltzer Chemicals, Inc. ("Seltzer") to the Company of Interest in Lease Agreement between Seltzer and Mark IV, as amended through January 20, 1993, for additional space at 5931 Priestly Drive.(8)
                        10.24.1 Standard Net Industrial Lease by and between
                                 National Life Insurance Company and Callaway
                                 Golf Company dated March 13, 1996 for 5858
                                 Dryden Place, Carlsbad, California.(15)
                        10.24.2 Lease Amendment made as of October 4, 1996
                                 between National Life Insurance Company and
                                 Callaway Golf Company.
                        11.1    Computation of earnings per share.
                        13.1    Portions of the Company's 1996 Annual Report to
                                 Shareholders (with the exception of the
                                 information incorporated by reference
                                 specifically in this Report on Form 10-K, the 1996 Annual Report to Shareholders is not deemed to be filed as a part of this Report on
                                Form 10-K).
                        21.1    List of Subsidiaries.
                        23.1    Consent of Price Waterhouse LLP.
                        27.1    Financial Data Schedule.

                        /(1)/ Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 33-85692), as filed with the Securities and Exchange Commission on October 28, 1994, and incorporated herein by reference.

                        /(2)/ Included as an exhibit to the Company's 1994 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1995, and incorporated herein by reference.

                        /(3)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Securities and Exchange Commission on August 12, 1995, and incorporated herein by reference.

                        /(4)/ Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-5719), as filed with the Securities and Exchange Commission on June 11, 1996, and incorporated herein by reference.

                        /(5)/ Included as the Prospectus in the Company's Registration Statement on Form S-3 (No. 33-77024), as filed with the Securities and Exchange Commission on March 29, 1994, and incorporated herein by reference.

                        /(6)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995, as filed with the Securities and Exchange Commission on May 10, 1995, and incorporated herein by reference.

                        /(7)/ Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 33-98750), as filed with the Securities and Exchange Commission on October 30, 1995, and incorporated herein by reference.

                        /(8)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, as filed with the Securities and Exchange Commission on August 14, 1996, and incorporated herein by reference.

                        /(9)/ Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-5721), as filed with the Securities and Exchange Commission on June 11, 1996, and incorporated herein by reference.

                        /(10)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, as filed with the Securities and Exchange Commission on November 13, 1996, and incorporated herein by reference.

                        /(11)/ Included as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-44556), as declared effective by the Securities and Exchange Commission on February 27, 1992, and incorporated herein by reference.

                        /(12)/ Included as an exhibit to the Company's 1995 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.

                        /(13)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, as filed with the Securities and Exchange Commission on November 14, 1995, and incorporated herein by reference.

                        /(14)/ Included as an exhibit to the Company's 1993 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 1994, and incorporated herein by reference.

                        /(15)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996, as filed with the Securities and Exchange Commission on May 15, 1996, and incorporated herein by reference.

        (b)     Reports on Form 8-K:

                No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CALLAWAY GOLF COMPANY

Date: March 26, 1997            /s/ ELY CALLAWAY
      -------------                 ---------------------------
                                    Ely Callaway
                                    Chairman of the Board

                                /s/ DONALD H. DYE
                                    ---------------------------
                                    Donald H. Dye
                                    President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                       TITLE                       DATE
        ---------                       -----                       ----

    PRINCIPAL EXECUTIVE OFFICERS AND DIRECTORS:

/s/ ELY CALLAWAY         Chairman of the Board                    March 26, 1997
    ---------------------                                         --------------
    Ely Callaway

/s/ DONALD H. DYE        President and Chief Executive Officer    March 26, 1997
    ---------------------                                         --------------
    Donald H. Dye


    PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ DAVID A. RANE        Executive Vice President,                March 26, 1997
    ---------------------                                         --------------
    David A. Rane        Chief Financial Officer


    OTHER DIRECTORS:

/s/ WILLIAM C. BAKER            Director                          March 26, 1997
    ---------------------                                         --------------
    William C. Baker

/s/ BRUCE PARKER                Director                          March 26, 1997
    ---------------------                                         --------------
    Bruce Parker

/s/ AULANA L. PETERS            Director                          March 26 , 1997
    ---------------------                                         --------------
    Aulana L. Peters

/s/ FREDERICK R. PORT           Director                          March 26, 1997
    ---------------------                                         --------------
    Frederick R. Port

/s/ RICHARD ROSENFIELD          Director                          March 26, 1997
    ---------------------                                         --------------
    Richard Rosenfield

/s/ WILLIAM SCHREYER            Director                          March 26, 1997
    ---------------------                                         --------------
    William Schreyer

/s/ MICHAEL SHERWIN             Director                          March 26, 1997
    ---------------------                                         --------------
    Michael Sherwin

/s/ ELMER WARD                  Director                          March 26, 1997
    ---------------------                                         --------------
    Elmer Ward

/s/ CHARLES J. YASH             Director                          March 26, 1997
    ---------------------                                         --------------
    Charles J. Yash

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Callaway Golf Company

Our audits of the consolidated financial statements referred to in our report dated January 20, 1997 appearing on page 35 of the 1996 Annual Report to Shareholders of Callaway Golf Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP

San Diego, California
January 20, 1997

                                                                    SCHEDULE II

                             CALLAWAY GOLF COMPANY

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
               FOR THE THREE YEAR PERIOD ENDED DECEMBER 31, 1996


                                Allowance       Allowance       Allowance
                                for Doubtful    for Obsolete    for Warranty
        Date                     Accounts        Inventory       Costs
----------------------------------------------------------------------------
                                        (in thousands)

Balance, December 31, 1993      $3,035          $5,155          $  9,730
         Provision               3,479                            13,302
         Write-off                (108)           (215)           (4,850)
         Recovery                    6              19
                            ------------------------------------------------
Balance, December 31, 1994       6,412           4,959            18,182
         Provision                 101                            12,002
         Write-off                (103)           (163)           (6,415)
         Recovery
                            ------------------------------------------------

Balance, December 31, 1995       6,410           4,796            23,769
         Provision                 231             800            10,735
         Write-Off                (304)           (312)           (7,201)
         Recovery
                            ------------------------------------------------
Balance, December 31, 1996      $6,337          $5,284           $27,303
                            ================================================