Form 10-Q
period 1997-03-31
CALLAWAY GOLF CO /CA
filed 1997-05-15
CIK 837465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

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

                  2285 RUTHERFORD ROAD, CARLSBAD, CA 92008-8815
                                 (760) 931-1771
   (Address, including zip code and telephone number, including area code, of principal executive offices)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---
          The number of shares outstanding of the issuer's of Common Stock, $.01 par value, as of April 30, 1997 was 72,661,132

                              CALLAWAY GOLF COMPANY

                                      INDEX

                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheet at March 31, 1997        3
                           and December 31, 1996

                  Consolidated Condensed Statement of Income for the three      4
                           months ended March 31, 1997 and 1996

                  Consolidated Condensed Statement of Cash Flows for the three  5 months ended March 31, 1997 and 1996

                  Consolidated Condensed Statement of Shareholders' Equity for  6
                           the three months ended March 31, 1997

                  Notes to Consolidated Condensed Financial Statements          7

         Item 2.  Management's Discussion and Analysis of Financial Condition   9
                  and Results of Operations

Part II. Other Information                                                     14

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              CALLAWAY GOLF COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                 (In thousands, except share and per share data)

                                                                                         March 31,             December 31,
                                                                                            1997                   1996
                                                                                        -----------            ------------
                                                                                        (Unaudited)

ASSETS
------
Current assets:
     Cash and cash equivalents                                                          $  113,623             $  108,457
     Accounts receivable, net                                                               97,309                 74,477
     Inventories, net                                                                       96,191                 98,333
     Deferred taxes                                                                         26,058                 25,948
     Other current assets                                                                    9,187                  4,298
                                                                                        ----------             ----------
          Total current assets                                                             342,368                311,513

Property and equipment, net                                                                 99,360                 91,346
Other assets                                                                                24,502                 25,569
                                                                                        ----------             ----------
                                                                                        $  466,230             $  428,428
                                                                                        ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                              $   39,682             $   14,996
     Accrued employee compensation and benefits                                             13,112                 16,195
     Accrued warranty expense                                                               27,280                 27,303
     Income taxes payable                                                                    9,134                  2,558
                                                                                        ----------             ----------
          Total current liabilities                                                         89,208                 61,052

Long-term liabilities                                                                        5,749                  5,109

Commitments and Contingencies (Note 6)

Shareholders' equity:

     Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 1997 and December 31, 1996, respectively

     Common Stock, $.01 par value, 240,000,000 shares authorized, 72,842,675 and
       72,855,222 issued and outstanding at March 31, 1997 and December 31, 1996,
       respectively                                                                            728                    729
     Paid-in capital                                                                       293,156                278,669
     Unearned compensation                                                                  (3,309)                (3,105)
     Retained earnings                                                                     232,411                238,349
     Less:  Grantor Stock Trust (5,300,000 shares) at market                              (151,713)              (152,375)
                                                                                        ----------             ----------
          Total shareholders' equity                                                       371,273                362,267
                                                                                        ----------             ----------
                                                                                        $  466,230             $  428,428
                                                                                        ==========             ==========

     See accompanying notes to consolidated condensed financial statements.

                              CALLAWAY GOLF COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                                                         Three months ended
                                                                          --------------------------------------------
                                                                                 March 31,               March 31,
                                                                                   1997                     1996
                                                                                   ----                     ----
Net sales                                                                  $169,073      100%       $135,138      100%
Cost of goods sold                                                           82,071       49%         66,506       49%
                                                                          ---------                ---------

     Gross profit                                                            87,002       51%         68,632       51%

Selling expenses                                                             26,579       16%         18,145       13%
General and administrative expenses                                          16,254       10%         17,191       13%
Research and development costs                                                5,953        4%          3,162        2%
                                                                          ---------                ---------

     Income from operations                                                  38,216       23%         30,134       22%

Other income, net                                                             1,383                      863
                                                                          ---------                ---------

Income before income taxes                                                   39,599       23%         30,997       23%
Provision for income taxes                                                   15,133                   11,542
                                                                          ---------                ---------

Net income                                                                $  24,466       14%      $  19,455       14%
                                                                          =========                =========

Earnings per common share                                                      $.34                     $.28
                                                                               ====                     ====

Common equivalent shares                                                     71,763                   69,595
                                                                             ======                   ======

Dividends paid per share                                                       $.07                     $.06
                                                                               ====                     ====


     See accompanying notes to consolidated condensed financial statements.

                              CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                      Three months ended
                                                                          -----------------------------------------
                                                                              March 31,                   March 31,
                                                                                1997                        1996
                                                                          ----------------             ------------
Cash flows from operating activities:

     Net income                                                                $24,466                      $19,455
      Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                                              3,460                        2,939
       Loss on disposal of fixed assets                                              0                           11
       Non-cash compensation                                                     4,309                        1,778
       Increase (decrease) in cash resulting from changes in:
          Accounts receivable, net                                             (23,174)                     (11,017)
          Inventories, net                                                       1,489                      (15,794)
          Deferred taxes                                                          (380)                        (924)
          Other assets                                                          (3,945)                      (1,627)
          Accounts payable and accrued expenses                                 22,720                       (1,339)
          Accrued employee compensation and benefits                              (351)                       1,147
          Accrued warranty expense                                                 (23)                       1,350
          Income taxes payable                                                   6,635                        8,003
          Other liabilities                                                        640                          221
                                                                            ----------                    ---------

     Net cash provided by operating activities                                  35,846                        4,203
                                                                            ----------                    ---------

Cash flows used in investing activities:
     Capital expenditures                                                      (11,503)                      (6,104)
                                                                            -----------                   ----------

     Net cash used in investing activities                                     (11,503)                      (6,104)
                                                                            -----------                   ----------

Cash flows used in financing activities:
     Issuance of Common Stock                                                    4,359                        5,942
     Tax benefit from exercise of stock options                                  6,285                        4,184
     Dividends paid, net                                                        (4,773)                      (3,964)
     Retirement of Common Stock                                                (25,091)                           0
                                                                            -----------                   ---------

     Net cash (used in) provided by financing activities                       (19,220)                       6,162
                                                                            -----------                   ---------

     Effect of exchange rate changes on cash                                        43                          (22)
                                                                            ----------                    ----------

Net increase in cash and cash equivalents                                        5,166                        4,239
Cash and cash equivalents at beginning of period                               108,457                       59,157
                                                                            ----------                    ---------

Cash and cash equivalents at end of period                                  $  113,623                      $63,396
                                                                            ==========                    =========

     See accompanying notes to consolidated condensed financial statements.

                              CALLAWAY GOLF COMPANY
      CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                 (In thousands)

                                           Common Stock       Paid-in        Unearned        Retained
                                         Shares    Amount     Capital      Compensation      Earnings         GST          Total
                                         ------    ------     -------      ------------      --------         ---          -----
Balance, December 31, 1996              72,855       $729      $278,669        ($3,105)        $238,349     ($152,375)     $362,267
     Exercise of stock options             603          6         4,353                                                       4,359
     Tax benefit from exercise of
      stock options                                               6,285                                                       6,285
     Compensatory stock options                                     822           (204)                                         618
     Employee stock purchase plan          233          2         3,689                                                       3,691
     Stock retirement                     (848)        (9)                                      (25,082)                    (25,091)
     Cash dividends                                                                              (5,144)                     (5,144)
     Dividends on shares held by
      GST                                                                                           371                         371
     Equity adjustment from
      foreign currency translation                                                                 (549)                       (549)
     Adjustment of GST shares to
      market value                                                 (662)                                          662
     Net income                                                                                  24,466                      24,466
                                        ------      -------  ----------       --------      -----------    ----------    ----------
Balance, March 31, 1997                 72,843       $728      $293,156        ($3,309)        $232,411     ($151,713)     $371,273
                                        ======       ====     =========       ========      ===========     =========    ==========

     See accompanying notes to consolidated condensed financial statements.

                              CALLAWAY GOLF COMPANY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION
    ---------------------

The accompanying consolidated condensed balance sheet as of March 31, 1997 and the consolidated condensed statements of income, cash flows and shareholders' equity for the three month periods ended March 31, 1997 and 1996 have been prepared by Callaway Golf Company (the Company) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996. Interim operating results are not necessarily indicative of operating results for the full year.

2.  INVENTORIES
    -----------

Inventories at March 31, 1997 and December 31, 1996 (in thousands):

                                       March 31,         December 31,
                                         1997               1996
                                      -----------        ------------
                                      (Unaudited)
Inventories, net:

     Raw materials                     $  47,638           $  50,012
     Work-in-process                       1,491               1,651
     Finished goods                       52,266              51,954
                                       ---------           ---------
                                         101,395             103,617
     Less reserve for obsolescence        (5,204)             (5,284)
                                       ---------           ---------
     Net inventories                   $  96,191           $  98,333
                                       =========           =========

3.  FOREIGN CURRENCY EXCHANGE CONTRACTS
    -----------------------------------

During the three months ended March 31, 1997, the Company entered into forward foreign currency exchange rate contracts to hedge payments due on intercompany transactions from a wholly owned foreign subsidiary. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the intercompany transactions being hedged, and the Company does not engage in hedging contracts which exceed the amount of the intercompany transactions. At March 31, 1997, the Company had approximately $3,843,000 of foreign exchange contracts outstanding. The contracts mature between April and July of 1997. Realized and unrealized losses on these contracts are recorded in net income. The net realized and unrealized gains from foreign exchange contracts for the three months ended March 31, 1997 totaled approximately $250,000.

4.  CASH AND CASH EQUIVALENTS
    -------------------------

At March 31, 1997, the Company held investments in U.S. Treasury bills with maturities of three months or less in the aggregate amount of $99.5 million. Management determines the appropriate classification of its U.S. Government and other debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has included these securities, net of amortization, in cash and cash equivalents and has designated them as "held-to-maturity."

5.  EARNINGS PER SHARE
    ------------------

Earnings per share are based upon the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options, when applicable, using the treasury stock method. Earnings per common and common equivalent share as presented on the face of the consolidated condensed statement of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 will be adopted by the Company as required in the fourth quarter of 1997. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options using the treasury stock method. Pro forma basic earnings per share for the three months ended March 31, 1997 and 1996 are $.36 and $.29, respectively. Pro forma diluted earnings per share for the three months ended March 31, 1997 and 1996 are $.34 and $.28, respectively.

6.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

In the normal course of business, the Company enters into certain long term purchase commitments with various vendors. The Company has agreements with one of its suppliers which require the Company to purchase, under certain conditions, a minimum of 25% of all graphite shafts required in the manufacture of its golf clubs through May 1998.

The Company has committed to purchase titanium golf club heads costing approximately $40,880,000 from one of its vendors. These heads are to be shipped to the Company in accord with a production schedule that runs through the middle of 1998.

Effective June 1995, the Company agreed to form a joint venture with Sturm, Ruger & Company, Inc. ("Sturm, Ruger"), its main supplier of Great Big Bertha
(R) titanium heads, to construct a foundry that would significantly increase Sturm, Ruger's capacity to produce heads. Pursuant to the joint venture agreement, the Company has a 50% equity interest in the new foundry and has contributed $7,000,000 in capital contributions for developing, designing and equipping the new facility, which has not commenced operations. The Company accounts for its investment in the joint venture pursuant to the equity method. Delays and cost overruns in the joint venture project, improved production at Sturm, Ruger and the development of new alternative sources for quality titanium castings at significantly lower prices than those originally contemplated for the joint venture have prompted the parties to enter into discussions about the continuing need for the joint venture. While the costs of a possible dissolution of the joint venture are not known at this time, management does not believe that such costs would have an adverse material impact on the financial position, results of operations or cash flows of the Company.

On May 30, 1996, a lawsuit was filed against Callaway Golf Company and two of its officers by a former officer of the Company, captioned Glenn Schmidt v.
                                                           ----------------
Callaway Golf Company, et al., Case No. N 71548, in the Superior Court for the
----------------------------
State of California, County of San Diego (the "Schmidt Litigation"). The lawsuit asserts claims for breach of oral contract, fraud, negligent misrepresentation, declaratory judgment, rescission, restitution and accounting, arising out of an alleged oral promise in connection with the assignment of a patent for certain tooling designs. The plaintiff has also recently filed a first amended complaint asserting claims for wrongful termination and termination in violation of public policy. The first amended complaint seeks damages of $290,000,000, a royalty of $27,000,000, or compensatory damages for breach of the alleged oral contract and related claims; damages of approximately $10,000,000 for the wrongful termination; and unspecified punitive damages and costs. Formal discovery has commenced in preparation for trial. The trial is currently scheduled to commence on October 20, 1997. Following the Company's tender of the Schmidt Litigation to its insurers, the carriers denied coverage. On April 11, 1997, the Company initiated litigation against these carriers seeking a judicial declaration that such coverage is afforded under the applicable insurance policies (the "Insurance Litigation"). The Company believes there are meritorious defenses to the Schmidt Litigation, and thus no provision for liability has been made in the Company's financial statements. The Company also believes it is entitled to coverage by its insurers for all or some of the costs and claims asserted in the Schmidt Litigation. The ultimate resolution of the Schmidt Litigation and the Insurance Litigation, however, could result in a material liability and income statement charge.

The Company has certain additional contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Except as noted above, with respect to litigation outside the scope of applicable insurance coverage and to the extent insured claims may exceed liability limits, it is the opinion of the management of the Company that the probable result of these matters individually and in the aggregate will not have a material adverse effect upon the Company's financial position, results of operations or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words "expect(s)," "feel(s)," "believe(s)," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which describe certain factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Callaway Golf Company" below, as well as the Company's other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

CERTAIN FACTORS AFFECTING CALLAWAY GOLF COMPANY

The Company believes that the growth rate in the golf equipment industry in the United States has been modest for the past several years, and this trend is likely to continue through 1997. Sales of all golf clubs in Japan, the world's second largest consumer of golf clubs next to the United States, appeared to be declining during 1996, but recent trends indicate the market may be stabilizing. Although demand for the Company's products has been generally strong during the quarter ended March 31, 1997, no assurances can be given that the demand for the Company's existing products or the introduction of new products will continue to permit the Company to experience its historical growth or maintain its historical profit margin. Additionally, given the Company's current size and market position, it is possible that further market penetration will prove more difficult.

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

The market in which the Company does business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names. New product introductions by competitors continue to generate increased market competition. For example, in 1997 Taylor Made introduced two new products, the "Ti Bubble 2" Metal Wood Driver and the "Ti Bubble 2" Irons, and other competitors have increased their marketing activities with respect to existing products. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities by competitors will not negatively impact the Company's future sales.

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

Various patents have been issued to the Company's competitors in the golf ball industry. As Callaway Golf Ball Company develops a new golf ball product, it must avoid infringing on these patent or other intellectual property rights, or it must obtain licenses to use them lawfully. If any new golf ball product was found to infringe on protected technology, the Company could incur substantial costs to redesign its golf ball product or to defend legal action taken against it. Despite its efforts to avoid such infringements, there can be no assurance that Callaway Golf Ball Company will not infringe on the patents and other intellectual property rights of third parties in its development efforts, or that it will be able to obtain licenses to use any such rights, if necessary.

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

The Company also establishes relationships with professional golfers in order to promote the Callaway Golf brand among both professional and amateur golfers. The Company has entered into endorsement arrangements with members of the Senior Professional Golf Association's Tour, the Professional Golf Association's Tour, the Ladies Professional Golf Association's Tour, the European Professional Golf Association's Tour and the Nike Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor's products despite contractual commitments. If one or more of Callaway Golf's pro endorsers were to stop using Callaway Golf's products contrary to their endorsement agreements, the Company's business could be adversely affected in a material way by the negative publicity.

During 1995, the Company began to evaluate growth opportunities in and outside of the golf equipment industry. Such ventures will present new challenges for the Company, and there can be no assurance that these activities will be successful. Two of these opportunities identified by the Company relate to the Company's acquisition of selected foreign distributors and the golf ball business. The Company's management believes that controlling the distribution of its products throughout the world will be a key element in the future growth and success of the Company. Executing a business strategy to achieve this has and will result in additional investments in inventory, accounts receivable, corporate infrastructure and facilities. It could also result in disruptions in the distribution of the Company's products in some areas. There can be no assurance that the acquisition of the Company's foreign distributors will be successful, and it is possible that the attempt to do so will adversely affect the Company's business.

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

In June 1996, the Company formed Callaway Golf Ball Company, a wholly-owned subsidiary of the Company, for the purpose of designing, manufacturing and selling golf balls. The Company has previously licensed the manufacture and distribution of a golf ball product in Japan and Korea. The Company also distributed a golf ball under the trademark "Bobby Jones." These golf ball ventures were not commercially successful. At this time, it has not been finally determined whether Callaway Golf Ball Company will enter the golf ball business by developing a new product in a new plant to be constructed just for this purpose; by acquiring an existing golf ball manufacturer; by participating in a joint venture with another company; or by a combination of these factors. This business is in the early stages of development. It is expected, however, that it will have a negative impact on the Company's future cash flow and income from operations for several years. The Company believes that many of the same factors which affect the golf equipment industry, including growth rate in the golf equipment industry, intellectual property rights of others, seasonality and new product introduction, also apply to the golf ball business. There can be no assurance if and when a successful golf ball product will be developed or that the Company's investment will ultimately be realized. In addition, the golf ball business is highly competitive with a number of well-established and well-financed competitors, including Titleist, Spalding, Sumitomo Rubber Industries, Bridgestone and others. These competitors have established market share in the golf ball business which will need to be penetrated in order for the Company's golf ball business to be successful.

RESULTS OF OPERATIONS

     THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996:

Net sales increased 25% to $169.1 million for the three months ended March 31, 1997 compared to $135.1 million for the same period in the prior year. The increase was primarily attributable to the introduction of the Biggest Big Bertha(TM) Titanium Driver and increased sales of the Great Big Bertha(R) Titanium Metal Woods, Big Bertha Gold(TM) Irons and Big Bertha(R) Tour Series Wedges. These sales increases were offset by a decrease in net sales of Big Bertha War Bird(R) Metal Woods.

For the three months ended March 31, 1997, gross profit increased to $87.0 million from $68.6 million for the same period in the prior year and gross margin remained constant at 51%.

Selling expenses increased to $26.6 million in the first quarter of 1997 compared to $18.1 million in the first quarter of 1996. As a percentage of net sales, selling expenses in the first quarter of 1997 increased to 16% from 13% for the same period in 1996. The $8.5 million increase was primarily a result of increased profit sharing and bonus accruals, increased salaries, higher promotional expenses associated with demonstrating new products at a trade show, additional pro tour expenses with our staff players and increased print advertising of the Company's new products.

General and administrative expenses for the three months ended March 31, 1997 decreased to $16.3 million from the $17.2 million incurred during the first quarter of 1996. The $900,000 decrease in general and administrative expenses was primarily attributable to decreased charitable contributions, lower computer support expenses and decreased consulting fees in the first quarter of 1997.

Research and development expenses were $6.0 million for the three months ended March 31, 1997 as compared to $3.2 million for the same period in the prior year. The $2.8 million increase in research and development costs was attributable to increased product engineering and testing of molds and shafts with a continued focus on developing core products, increased spending on developing potential new business opportunities and additional staffing and overhead.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, cash and cash equivalents increased to $113.6 million from $108.5 million at December 31, 1996 due to $35.8 million provided by operating activities. This increase was offset by $19.2 million used in financing activities associated primarily with retirement of the Company's Common Stock and dividends paid. Also, the Company spent approximately $11.5 million in capital expenditures. The Company has available a $50.0 million line of credit and anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations, including capital expenditures and its planned operations for the foreseeable future.

The Company's net accounts receivable increased to $97.3 million at March 31, 1997 from $74.5 million at December 31, 1996 and $84.9 million at March 31, 1996, primarily as a result of the increase in net sales. Net inventory was $96.2 million at March 31, 1997 compared to $98.3 million at December 31, 1996 and $67.3 million at March 31, 1996. The inventory levels at March 31, 1997 are consistent with historical seasonality trends.

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

On May 30, 1996, a lawsuit was filed against Callaway Golf Company and two of its officers by a former officer of the Company, captioned Glenn Schmidt v.
                                                           ----------------
Callaway Golf Company, et al., Case No. N 71548, in the Superior Court for the
----------------------------
State of California, County of San Diego (the "Schmidt Litigation"). The lawsuit asserts claims for breach of oral contract, fraud, negligent misrepresentation, declaratory judgment, rescission, restitution and accounting, arising out of an alleged oral promise in connection with the assignment of a patent for certain tooling designs. The plaintiff has also recently filed a first amended complaint asserting claims for wrongful termination and termination in violation of public policy. The first amended complaint seeks damages of $290,000,000, a royalty of $27,000,000, or compensatory damages for breach of the alleged oral contract and related claims; damages of approximately $10,000,000 for the wrongful termination; and unspecified punitive damages and costs. Formal discovery has commenced in preparation for trial. The trial is currently scheduled to commence on October 20, 1997. Following the Company's tender of the Schmidt Litigation to its insurers, the carriers denied coverage. On April 11, 1997, the Company initiated litigation against these carriers seeking a judicial declaration that such coverage is afforded under the applicable insurance policies (the "Insurance Litigation"). The Company believes there are meritorious defenses to the Schmidt Litigation, and thus no provision for liability has been made in the Company's financial statements. The Company also believes it is entitled to coverage by its insurers for all or some of the costs and claims asserted in the Schmidt Litigation. The ultimate resolution of the Schmidt Litigation and the Insurance Litigation, however, could result in a material liability and income statement charge.

The Company and its subsidiaries, incident to their business activities, from time to time are parties to a number of legal proceedings in various stages of development, including but not limited to those described above. The Company believes that the majority of these proceedings involve matters as to which liability, if any, will be adequately covered by insurance. Except as noted above, with respect to litigation outside the scope of applicable insurance coverage and to the extent insured claims may exceed liability limits, it is the opinion of the management of the Company that the probable result of these matters individually and in the aggregate will not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES:

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         a.  Exhibits:

               10.1  Callaway Golf Company 1996 Stock Option Plan (as amended and restated through
                     April 17, 1997)
               10.2  Callaway Golf Company Executive Deferred Compensation Plan (as amended and restated through February 6, 1997)
               10.3  Callaway Golf Company 1998 Executive Non-Discretionary Bonus Plan
               11.1  Statement re:  Computation of Earnings Per Share
               27.1  Financial Data Schedule

         b.  Reports on Form 8-K:

             None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CALLAWAY GOLF COMPANY

Date:     May 13, 1997       /s/ Donald H. Dye
                             -------------------------------------
                                 DONALD H. DYE
                                 President and
                                 Chief Executive Officer

                             /s/ David A. Rane
                             -------------------------------------
                                 DAVID A. RANE
                                 Executive Vice President, Golf Venues
                                 and Chief Financial Officer