Form 10-Q
period 1997-06-30
CALLAWAY GOLF CO /CA
filed 1997-08-14
CIK 837465

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         _____          SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

         _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No   .
                                              ___    ___

       The number of shares outstanding of the issuer's of Common Stock, $.01 par value, as of July 31, 1997 was 73,810,832.

                             CALLAWAY GOLF COMPANY

                                     INDEX

                                                                                   Page

Part I.    Financial Information

           Item 1.  Financial Statements

                    Consolidated Condensed Balance Sheet at June 30, 1997
                       and December 31, 1996                                         3

                    Consolidated Condensed Statement of Income for the three
                       and six months ended June 30, 1997 and 1996                   4

                    Consolidated Condensed Statement of Cash Flows for the six
                       months ended June 30, 1997 and 1996                           5

                    Consolidated Condensed Statement of Shareholders' Equity for
                       the six months ended June 30, 1997                            6

                    Notes to Consolidated Condensed Financial Statements             7

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                        9

Part II.  Other Information                                                         16

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             CALLAWAY GOLF COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (In thousands, except share and per share data)

                                            June 30,     December 31,
                                              1997           1996
                                           -----------   -------------
                                           (Unaudited)
ASSETS
------

Current assets:
  Cash and cash equivalents                 $ 150,849       $ 108,457
  Accounts receivable, net                    127,375          74,477
  Inventories, net                             69,353          98,333
  Deferred taxes                               25,328          25,948
  Other current assets                         13,751           4,298
                                            ---------       ---------
      Total current assets                    386,656         311,513

Property, plant and equipment, net            114,567          91,346
Other assets                                   21,559          25,569
                                            ---------       ---------
                                            $ 522,782       $ 428,428
                                            =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued expenses     $  33,167       $  14,996
  Accrued employee compensation and            25,363          16,195
   benefits
  Accrued warranty expense                     27,892          27,303
  Income taxes payable                         12,651           2,558
                                            ---------       ---------
      Total current liabilities                99,073          61,052

Long-term liabilities                           5,821           5,109

Commitments and contingencies (Note 6)

Shareholders' equity:
  Preferred Stock, $.01 par value,
   3,000,000 shares authorized, none
   issued and outstanding at June 30,
   1997 and December 31, 1996,
   respectively

  Common Stock, $.01 par value,
   240,000,000 shares authorized,
   73,190,382 and 72,855,222 issued and
   outstanding at June 30, 1997 and
   December 31, 1996, respectively                 732             729
   Paid-in capital                             342,910         278,669
   Unearned compensation                        (4,148)         (3,105)
   Retained earnings                           266,544         238,349
   Less:  Grantor Stock Trust (5,300,000
    shares) at market                         (188,150)       (152,375)
                                             ---------       ---------
      Total shareholders' equity               417,888         362,267
                                             ---------       ---------
                                             $ 522,782       $ 428,428
                                             =========       =========

     See accompanying notes to consolidated condensed financial statements.

                              CALLAWAY GOLF COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                     (In thousands, except per share data)


                                         Three months ended                     Six months ended
                                   --------------------------------    ----------------------------------
                                       June 30,         June 30,            June 30,          June 30,
                                         1997             1996                1997              1996
                                   ---------------   ---------------   ---------------   ----------------
Net sales                          $253,032   100%   $210,002   100%   $422,105   100%   $345,140   100%
Cost of goods sold                  118,290    47%     98,919    47%    200,360    47%    165,425    48%
                                   --------          --------          --------          --------
Gross profit                        134,742    53%    111,083    53%    221,745    53%    179,715    52%

Operating expenses:
   Selling expense                   36,016    14%     21,853    10%     62,595    15%     39,998    12%
   General and administrative        16,074     6%     24,925    12%     32,328     8%     42,116    12%
   Research and development           8,089     3%      3,245     2%     14,042     3%      6,407     2%
                                   --------          --------          --------          --------
Income from operations               74,563    29%     61,060    29%    112,780    27%     91,194    26%
Other income, net                     1,031             1,470             2,414             2,333
                                   --------          --------          --------          --------

Income before income taxes           75,594    30%     62,530    30%    115,194    27%     93,527    27%
Provision for income taxes           28,773            23,593            43,906            35,135
                                   --------          --------          --------          --------

Net income                         $ 46,821    19%   $ 38,937    19%   $ 71,288    17%   $ 58,392    17%
                                   ========          ========          ========          ========

Earnings per common share:         $    .66          $    .55          $   1.00          $    .83
                                   ========          ========          ========          ========

Common equivalent shares:            70,728            70,504            71,244            70,049
                                   ========          ========          ========          ========

Dividends paid per share:          $    .07          $    .06          $    .14          $    .12
                                   ========          ========          ========          ========



     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                          Six months ended
                                                                                       ----------------------
                                                                                         June 30,    June 30,
                                                                                          1997        1996
                                                                                       ----------   ---------
Cash flows from operating activities:
  Net income                                                                             $ 71,288     $ 58,392
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                           7,355        6,205
     Non-cash compensation                                                                  4,773        2,202
     Increase (decrease) in cash resulting from changes in:
       Accounts receivable, net                                                           (53,222)     (14,920)
       Inventories, net                                                                    28,204      (25,554)
       Deferred taxes                                                                         173       (2,974)
       Other assets                                                                        (5,544)      (9,336)
       Accounts payable and accrued expenses                                               17,573        5,889
       Accrued employee compensation and benefits                                          10,732       10,617
       Accrued warranty expense                                                               589        3,225
       Income taxes payable                                                                10,149       15,690
       Other liabilities                                                                      712          781
                                                                                         --------     --------
  Net cash provided by operating activities                                                92,782       50,217
                                                                                         --------     --------
Cash flows used in investing activities:
  Capital expenditures                                                                    (30,655)     (12,361)
  Proceeds from sale of fixed assets                                                           60            0
                                                                                         --------      -------
  Net cash used in investing activities                                                   (30,595)     (12,361)
                                                                                         --------      -------

Cash flows (used in) provided by financing activities:
  Issuance of Common Stock                                                                 10,361        8,812
  Tax benefit from exercise of stock options                                               12,303        7,963
  Dividends paid, net                                                                      (9,484)      (7,960)
  Retirement of Common Stock                                                              (33,010)           0
                                                                                         --------     --------

  Net cash (used in) provided by financing activities                                     (19,830)       8,815
                                                                                         --------     --------
  Effect of exchange rate changes on cash                                                      35           26
                                                                                         --------     --------

Net increase in cash and cash equivalents                                                  42,392       46,697
Cash and cash equivalents at beginning of period                                          108,457       59,157
                                                                                         --------     --------

Cash and cash equivalents at end of period                                               $150,849     $105,854
                                                                                         ========     ========

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
      CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                 (In thousands)



                                             Common Stock      Paid-in      Unearned      Retained
                                           Shares    Amount    Capital    Compensation    Earnings       GST         Total
                                           -------   -------   --------   -------------   ---------   ----------   ---------
Balance, December 31, 1996                 72,855      $729    $278,669       $(3,105)    $238,349    $(152,375)   $362,267
    Exercise of stock options               1,233        12      10,349                                              10,361
    Tax benefit from exercise of
     stock options                                               12,303                                              12,303

    Compensatory stock options                                    2,125        (1,043)                                1,082
    Employee stock purchase plan              233         2       3,689                                               3,691
    Stock retirement                       (1,131)      (11)                               (32,999)                 (33,010)
    Cash dividends                                                                         (10,226)                 (10,226)
    Dividends on shares held by GST                                                            742                      742
    Equity adjustment from foreign
     currency translation                                                                     (610)                    (610)
    Adjustment of GST shares to
     market value                                                35,775                                 (35,775)          0
    Net income                                                                              71,288                   71,288
                                           ------      ----    --------   ------------    --------    ---------    --------
Balance, June 30, 1997                     73,190      $732    $342,910        $(4,148)   $266,544    $(188,150)   $417,888
                                           ======      ====    ========   ============    ========    =========    ========

     See accompanying notes to consolidated condensed financial statements.

     CALLAWAY GOLF COMPANY
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


     1.  Basis of presentation
         ---------------------

     The accompanying financial information for three and six months ended June 30, 1997 and 1996 have been prepared by Callaway Golf Company (the "Company") and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.

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

     Certain prior period amounts have been reclassified to conform with the current period presentation.


     2.  Inventories
         -----------

     Inventories at June 30, 1997 and December 31, 1996 (in thousands):



                                            June 30,     December 31,
                                              1997           1996
                                           -----------   -------------
                                           (Unaudited)

     Inventories, net:
         Raw materials                        $35,407        $ 50,012
         Work-in-process                        1,889           1,651
         Finished goods                        37,109          51,954
                                              -------        --------
                                               74,405         103,617
         Less reserve for obsolescence         (5,052)         (5,284)
                                              -------        --------

         Net inventories                      $69,353        $ 98,333
                                              =======        ========

     3.  Foreign currency exchange contracts
         -----------------------------------

     During the six months ended June 30, 1997, the Company entered into forward foreign currency exchange rate contracts to hedge payments due on intercompany transactions from a wholly-owned foreign subsidiary. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the intercompany transactions being hedged, and the Company does not engage in hedging contracts which exceed the amount of the intercompany transactions. At June 30, 1997, the Company had approximately $7.8 million of foreign exchange contracts outstanding. The contracts mature between July and October of 1997. Gains and losses on these contracts are recorded in net income. The net realized and unrealized gains from foreign exchange contracts for the six months ended June 30, 1997 totaled approximately $195,000.

     4.  Cash and cash equivalents
         -------------------------

     At June 30, 1997, the Company held investments in U.S. Treasury bills with maturities of three months or less in the aggregate amount of $127.1 million. Management determines the appropriate classification of its U.S. Government and other debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has included these securities, net of amortization, in cash and cash equivalents and has designated them as "held-to-maturity."

     5.  Earnings per share
         ------------------

     Earnings per share are based upon the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options, when applicable, using the treasury stock method. Earnings per common share and common equivalent shares as presented on the face of the consolidated condensed statement of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 will be adopted by the Company as required in the fourth quarter of 1997. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options using the treasury stock method. Pro forma basic and diluted earnings per share for the three and six months ended June 30, 1997 and 1996 are presented below:

                     Three months ended     Six months ended
                     -------------------   -------------------
                     June 30,   June 30,   June 30,   June 30,
     Pro forma:        1997       1996       1997       1996
                     --------   --------   --------   --------
     Basic              $ .69      $ .58      $1.05      $ .88
     Diluted            $ .66      $ .55      $1.00      $ .83


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

     The Company has committed to purchase titanium golf club heads costing approximately $88.1 million from one of its vendors. These heads are to be shipped to the Company in accord with a production schedule that extends into 1999.

     Effective June 1995, the Company agreed to form a joint venture with Sturm, Ruger & Company, Inc. ("Sturm, Ruger"), its main supplier of Great Big Bertha(R) titanium heads, to construct a foundry to produce heads. Under terms of the joint venture agreement, the Company had a 50% equity interest in the new foundry. In June 1997, the Company sold its interest in the joint venture to Sturm, Ruger for $7.0 million, which was equal to the Company's capital contributions. The Company's share of losses resulting from the joint venture's operations and gain on the sale of its interest to Sturm, Ruger were not material.

     During June 1997, the Company entered into an agreement with Saint Andrews Golf Corporation to form All-American Golf LLC ("All-American") whereby the Company is a 20% equity owner in All-American, a nine-hole golf course, performance center, training facility and driving range located in Las Vegas, Nevada. As of June 30, 1997, the Company has made capital contributions of $750,000. Additionally, the Company has agreed to loan All-

     American up to $5.3 million, pursuant to a secured promissory note, for purposes of construction and various other start-up costs. The note, which is secured by certain assets of All-American, bears interest of 10% per annum and is payable in monthly installments. As of June 30, 1997 the Company has advanced All-American approximately $1.3 million under the secured promissory note. The balance of the note will be advanced in three additional installments upon the completion of certain milestones.

     On May 30, 1996, a lawsuit was filed against Callaway Golf Company and two of its officers by a former officer of the Company, captioned Glenn Schmidt
                                                                   -------------
     v. Callaway Golf Company, et al., Case No. N 71548, in the Superior Court
     --------------------------------
     for the State of California, County of San Diego (the "Schmidt Litigation"). The original complaint asserted claims for breach of oral contract, fraud, negligent misrepresentation, declaratory judgment, rescission, restitution and accounting, arising out of an alleged oral promise in connection with the assignment of a patent for certain tooling designs. On January 23, 1997, plaintiff filed a first amended complaint adding claims for wrongful termination and termination in violation of public policy. On April 16, 1997, the plaintiff filed a second amended complaint. Plaintiff's second amended complaint seeks damages for unjust enrichment of $290.0 million, or a royalty of $27.5 million plus consequential damages exceeding $13.0 million (based on lost compensation and stock options) for the breach of contract, negligent misrepresentation and fraud claims. Plaintiff seeks to recover the same $13.0 million as the measure of damages for the wrongful termination claims. Plaintiff's second amended complaint also seeks unspecified punitive damages for fraud and wrongful termination in violation of public policy. Plaintiff's damages will be updated and amended at the time of trial. When this is done, the Company expects that plaintiff will eventually seek damages in excess of $500.0 million for unjust enrichment, or a royalty claim of $45.0 million plus consequential damages of $14.0 million (for lost compensation and stock options) for breach of contract, negligent misrepresentation and fraud; as well as the same $14.0 million as damages for the wrongful termination claims. Formal discovery has commenced in preparation for trial. The trial is currently scheduled to commence on October 20, 1997. Following the Company's tender of the Schmidt Litigation to its insurers, the carriers denied coverage. On April 11, 1997, the Company initiated litigation against these carriers seeking a judicial declaration that such coverage is afforded under the applicable insurance policies (the "Insurance Litigation"). The Company believes there are meritorious defenses to the Schmidt Litigation, and thus no provision for liability has been made in the Company's financial statements. The Company also believes it is entitled to coverage by its insurers for all or some of the costs and claims asserted in the Schmidt Litigation. The ultimate resolution of the Schmidt Litigation and the Insurance Litigation, however, could result in a material liability and income statement charge.

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

     7.  Subsequent events
         -----------------

     On August 8, 1997, the Company purchased substantially all the assets and certain obligations and liabilities of Odyssey Sports, Inc. ("Odyssey") for $130.0 million from Odyssey and its parent company, U.S. Industries, Inc., subject to certain adjustments as of the closing date. The Company has accounted for the transaction using the purchase method.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements used in this discussion that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which describe certain factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Callaway Golf Company" below, as well as the Company's other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

     Certain Factors Affecting Callaway Golf Company

       Growth in sales; seasonality

     The Company believes that the growth rate in the golf equipment industry in the United States has been modest for the past several years, and this trend is likely to continue through 1997. Sales of all golf clubs in Japan, the world's second largest consumer of golf clubs next to the United States, appeared to be declining during 1996, but recent trends indicate the market may be stabilizing. Although demand for the Company's products has been generally strong during the quarter ended June 30, 1997, no assurances can be given that the demand for the Company's existing products or the introduction of new products will continue to permit the Company to experience its historical growth or maintain its historical profit margin. Additionally, given the Company's current size and market position, it is possible that further market penetration will prove more difficult.

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

       New product introduction

     The Company believes that the introduction of new, innovative golf equipment will be important to its future success. As a result, the Company faces certain risks associated with such a strategy. For example, new models and basic design changes in golf equipment are frequently met with consumer rejection. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the marketplace. New designs must satisfy the standards established by the United States Golf Association ("USGA") and the Royal and Ancient Golf Club of St. Andrews ("R&A") because these standards are generally followed by golfers within their respective jurisdictions. There is no assurance that new designs will receive USGA and/or R&A approval, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company's products. Moreover, the Company's new products have tended to incorporate significant innovations in design and manufacture, which have resulted in increasingly higher prices for the Company's products relative to products already in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay such prices for golf equipment. In addition, the materials and unique clubhead designs incorporated in the Company's Great Big Bertha(R) Tungsten.Titanium(TM) Irons require more sophisticated and lengthy manufacturing processes than the Company's existing products. To date, the Company has been unable to supply the Great Big Bertha(R) Tungsten.Titanium(TM) Irons in sufficient quantities to meet fully the demand for this new product. Thus, although the Company has achieved certain successes in the introduction of its golf clubs in the past, no assurances can be given that the Company will be able to continue to design and manufacture golf clubs that achieve market acceptance in the future.

       Product breakage

     Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors which use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. While any breakage or warranty problems are deemed significant to the Company, the incidence of clubs returned as a result of cracked clubheads, broken graphite shafts, loose medallions and other product problems has not to date been material in relation to the volume of Callaway Golf clubs which have been sold. The Company monitors closely the level and nature of any product breakage and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. A significant increase in the incidence of breakage or other product problems may adversely affect the Company's sales and image with golfers.

       Dependence on certain vendors

     The Company is dependent on a limited number of suppliers for its club heads and shafts. In addition, some of the Company's products require specifically developed techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. Consequently, if any significant delay or disruption in the supply of these component parts occurs, it may have a material adverse effect on the Company's business. In the event of a significant delay or disruption, the Company believes that suitable heads and shafts could be obtained from other manufacturers, although the transition to another supplier, particularly with respect to the Great Big Bertha(R) Tungsten.Titanium(TM) Irons, could result in significant production delays and would likely have an adverse impact on results of operations during the transition.

     The Company uses United Parcel Service ("UPS") for substantially all ground shipments of products to its domestic customers. The current strike by the Teamsters Union may have a material adverse impact on the Company's sales. While the Company is seeking to arrange alternative methods of ground shipping to reduce its reliance on UPS, there can be no assurance that the Company will be successful in doing so.


       Intellectual property and proprietary rights

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

       "Gray market" distribution

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

       Professional endorsements

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

       New business ventures

     Beginning in 1995, the Company began to evaluate and pursue new business ventures which it believes constitute potential growth opportunities in and outside of the golf equipment industry. The Company has invested, and expects to continue to invest, significant capital resources in these new ventures in the form of research and development, capital expenditures and the hiring of additional personnel. There can be no assurance that new ventures will lead to new product offerings or otherwise increase the revenues and profits of the Company. Like all new businesses, these ventures require significant management time, involve a high degree of risk and will present many new challenges for the Company. There can be no assurance that these activities will be successful, or that the Company will realize appropriate returns on its investments in these new ventures.

       International distribution

     The Company's management believes that controlling the distribution of its products throughout the world will be an element in the future growth and success of the Company. Executing a business strategy to achieve this has and will result in additional investments in inventory, accounts receivable, corporate infrastructure and facilities. It could also result in disruptions in the distribution of the Company's products in some areas. There can be no assurance that the acquisition of some or all of the Company's foreign distributors will be successful, and it is possible that an attempt to do so will adversely affect the Company's business.

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

       Golf ball development

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

     The Company has determined that Callaway Golf Ball Company will enter the golf ball business by developing a new product in a new plant to be constructed just for this purpose. The successful implementation of the Company's strategy could be adversely affected by various risks, including, among others, delays in product development, construction delays and unanticipated costs. There can be no assurance if and when a successful golf ball product will be developed or that the Company's investments will ultimately be realized.

     The Company's golf ball business is in the early stages of development. It is expected, however, that it will have a negative impact on the Company's future cash flow and income from operations for several years. The Company believes that many of the same factors which affect the golf equipment industry, including growth rate in the golf equipment industry, intellectual property rights of others, seasonality and new product introduction, also apply to the golf ball business. In addition, the golf ball business is highly competitive with a number of well-established and well-financed competitors, including Titleist, Spalding, Sumitomo Rubber Industries, Bridgestone and others. These competitors have established market share in the golf ball business which will need to be penetrated in order for the Company's golf ball business to be successful.

       Acquisition of Odyssey

     On August 8, 1997, the Company consummated its acquisition of substantially all of the assets and certain obligations and liabilities of Odyssey Sports, Inc., a leading manufacturer of premium putters. The integration of Odyssey's operations will require the dedication of management resources which may temporarily detract from attention to the day-to-day business of the Company. There can be no assurance that the Company's integration of Odyssey's operations will not result in a loss of key Odyssey personnel, a decrease in Odyssey's revenues and profitability, or other material adverse effects on the financial performance and business operations of Odyssey and/or the Company.

     Odyssey's products are currently manufactured and shipped on behalf of Odyssey by Tommy Armour Golf Company ("Tommy Armour"). The Company and Tommy Armour have entered into a transition agreement, pursuant to which Tommy Armour will continue to provide these manufacturing and shipping services through at least February 8,1998. At the conclusion of the transition agreement, the Company will have to make satisfactory arrangements for the manufacturing and shipping of Odyssey's products. The Company has not yet determined how or where this product manufacturing and shipping will be accomplished. There can be no assurance that the Company's ability to deliver Odyssey's products to the market place in sufficient quantities and quality will not be adversely affected by these transitions.

     Results of Operations

       Three-month periods ended June 30, 1997 and 1996:

     Net sales increased 20% to $253.0 million for the three months ended June 30, 1997 compared to $210.0 million for the comparable period in the prior year. The increase was primarily attributable to sales generated by the introduction of Biggest Big Bertha(TM) Titanium Drivers and Great Big Bertha(R) Tungsten.Titanium(TM) Irons, as well as increased sales of Big Bertha Gold(TM) Irons, and Big Bertha(R) Tour Series Wedges. The increase was partially offset by a decrease in sales of Great Big Bertha(R) Titanium Drivers, Big Bertha(R) War Bird(R) Metal Woods and Big Bertha(R) Irons.

     For the three months ended June 30, 1997, gross profit increased 21% to $134.7 million from $111.1 million for the comparable period in the prior year, while gross margin remained constant at 53%.

     Selling expenses increased to $36.0 million in the second quarter of 1997 compared to $21.9 million in the second quarter of 1996. As a percentage of net sales, selling expenses increased to 14% from 10% during the second quarter of 1997 over the second quarter of 1996. The $14.1 million increase was primarily the result of increased employee compensation expense, pro tour expenses and promotional expenses.

     General and administrative expenses decreased to $16.1 million for the three months ended June 30, 1997 from $24.9 million for the comparable period in the prior year. As a percentage of net sales, general and administrative expenses in the second quarter of 1997 decreased to 6% from 12% in the second quarter of 1996. The $8.8 million decrease was primarily attributable to decreased profit sharing and bonus accruals, lower computer support expenses and decreased consulting fees.

     Research and development expenses increased to $8.1 million in the second quarter of 1997 compared to $3.2 million in the comparable period of the prior year. As a percentage of net sales, research and development expenses in the second quarter of 1997 increased to 3% from 2% in the second quarter of 1996. The $4.9 million increase was primarily the result of increased employee compensation expense, increased product engineering and product design costs, the Company's interactive golf efforts and costs associated with golf ball development.


          Six-month periods ended June 30, 1997 and 1996:

     For the six months ended June 30, 1997, net sales increased 22% to $422.1 million compared to $345.1 million for the comparable period of the prior year. The increase was primarily attributable to sales generated by the introduction of Biggest Big Bertha(TM) Titanium Drivers, Great Big Bertha
     (R) Tungsten.Titanium(TM) Irons, Big Bertha Gold(TM) Irons and Big Bertha(R) Tour Series Wedges, as well as increased sales of Great Big Bertha(R) Titanium Metal Woods. This increase was partially offset by a decrease in sales of Big Bertha(R) War Bird(R) Metal Woods and Big Bertha(R) Irons.

     For the six months ended June 30, 1997, gross profit increased 23% to $221.7 million from $179.7 million for the comparable period in the prior year and gross margin increased to 53% from 52%. The increase in gross margin was primarily the result of decreased component costs.

     Selling expenses increased to $62.6 million for the six months ended June 30, 1997 from $40.0 million for the comparable period in the prior year. As a percentage of net sales, selling expenses in the first half of 1997 increased to 15% from 12% for the comparable period in 1996. The $22.6 million increase was primarily the result of increased employee compensation expense, pro tour expenses and promotional expenses.

     General and administrative expenses decreased to $32.3 million for the six months ended June 30, 1997 from $42.1 million for the comparable period in the prior year. As a percentage of net sales, general and administrative expenses in the first half of 1997 decreased to 8% from 12% in the first half of 1996. The $9.8 million decrease resulted primarily from a decrease in profit sharing and bonus accruals, consulting fees, and charitable contributions as well as lower computer support expenses. These decreases were partially offset by increases in salary expense and costs associated with the Company's business development initiatives.

     Research and development expenses increased to $14.0 million for the six months ended June 30, 1997 from $6.4 million for the comparable period in the prior year. As a percentage of net sales, research and development expenses for the first half of 1997 increased to 3% from 2% in the first half of 1996. The $7.6 million increase was primarily attributable to increased employee compensation expense, increased product engineering and product design costs, the Company's interactive golf efforts and costs associated with golf ball development.

     Liquidity and Capital Resources

     At June 30, 1997, cash and cash equivalents increased to $150.8 million from $108.5 million at December 31, 1996 primarily due to $92.8 million provided by cash flows from operations. The increase in cash flows provided by operations was primarily attributable to a decrease in net inventory to $69.3 million at June 30, 1997 from $98.3 million at December 31, 1996, as a result of an increase in net sales, current high demand for the Company's new product lines and seasonal sales demand. Also contributing to the increase in cash flows from operations was an increase in current liabilities to $99.1 million at June 30, 1997 from $61.1 million at December 31, 1996, due to purchases of inventory to meet production requirements, accrued bonus and profit sharing and income taxes payable. These factors were partially offset by an increase in net accounts receivable to $127.4 million at June 30, 1997 from $74.5 million at December 31, 1996 as a result of an increase in net sales.

     The increase in cash flows from operations was partially offset by $19.8 million used by financing activities, associated primarily with retirement of the Company's Common Stock and dividends paid, as well as $30.6 million used by investing activities, primarily related to capital expenditures associated with the purchase of computer equipment and software, research and development equipment, machinery and equipment, building improvements and a building.

     The Company has available a $50.0 million line of credit as of June 30, 1997. The Company paid $130.0 million for the assets and certain obligations and liabilities of Odyssey (Note 7) on August 8, 1997. At this time, management believes the Company has sufficient liquidity with the inclusion of its line of credit and cash generated from future operations to maintain its current level of operations, including capital expenditures and planned operations for the foreseeable future.

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

     On May 30, 1996, a lawsuit was filed against Callaway Golf Company and two of its officers by a former officer of the Company, captioned Glenn Schmidt
                                                                   -------------
     v. Callaway Golf Company, et al., Case No. N 71548, in the Superior Court
     --------------------------------
     for the State of California, County of San Diego (the "Schmidt Litigation"). The original complaint asserted claims for breach of oral contract, fraud, negligent misrepresentation, declaratory judgment, rescission, restitution and accounting, arising out of an alleged oral promise in connection with the assignment of a patent for certain tooling designs. On January 23, 1997, plaintiff filed a first amended complaint adding claims for wrongful termination and termination in violation of public policy. On April 16, 1997, the plaintiff filed a second amended complaint. Plaintiff's second amended complaint seeks damages for unjust enrichment of $290.0 million, or a royalty of $27.5 million plus consequential damages exceeding $13.0 million (based on lost compensation and stock options) for the breach of contract, negligent misrepresentation and fraud claims. Plaintiff seeks to recover the same $13.0 million as the measure of damages for the wrongful termination claims. Plaintiff's second amended complaint also seeks unspecified punitive damages for fraud and wrongful termination in violation of public policy. Plaintiff's damages will be updated and amended at the time of trial. When this is done, the Company expects that plaintiff will eventually seek damages in excess of $500.0 million for unjust enrichment, or a royalty claim of $45.0 million plus consequential damages of $14.0 million (for lost compensation and stock options) for breach of contract, negligent misrepresentation and fraud; as well as the same $14.0 million as damages for the wrongful termination claims. Formal discovery has commenced in preparation for trial. The trial is currently scheduled to commence on October 20, 1997. Following the Company's tender of the Schmidt Litigation to its insurers, the carriers denied coverage. On April 11, 1997, the Company initiated litigation against these carriers seeking a judicial declaration that such coverage is afforded under the applicable insurance policies (the "Insurance Litigation"). The Company believes there are meritorious defenses to the Schmidt Litigation, and thus no provision for liability has been made in the Company's financial statements. The Company also believes it is entitled to coverage by its insurers for all or some of the costs and claims asserted in the Schmidt Litigation. The ultimate resolution of the Schmidt Litigation and the Insurance Litigation, however, could result in a material liability and income statement charge.

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

              None

     Item 3.  Defaults Upon Senior Securities:

              None

     Item 4.  Submission of Matters to a Vote of Security Holders:

     On April 17, 1997, the Company held its Annual Meeting of Shareholders near the Company's headquarters in Carlsbad, California. Ely Callaway, Donald
     H. Dye, William C. Baker, Bruce Parker, Aulana L. Peters, Frederick R. Port, Richard Rosenfield, William A. Schreyer, Michael Sherwin, Elmer Ward and Charles J. Yash were elected to the Board of Directors. Additionally, the Company's shareholders approved: (i) an amendment to the Callaway Golf Company 1995 Employee Stock Purchase Plan, in order to increase the number of shares of Common Stock issuable thereunder by 1,000,000 shares to an aggregate of 1,500,000 shares; (ii) an amendment to the Callaway Golf Company 1996 Stock Option Plan, in order to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 1,000,000 shares to an aggregate of 3,000,000 shares; and (iii) the adoption of the Callaway Golf Company 1998 Executive Non-Discretionary Bonus Plan, which would enable eligible officers' annual non-discretionary incentive awards earned thereunder to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code.

     The voting results for the election of Directors were as follows:

          Name                      Votes For    Votes Withheld
          -------------------      ----------    --------------
          Ely Callaway             67,653,007        1,145,603
          Donald H. Dye            67,670,489        1,128,121
          William C. Baker         67,846,515          952,095
          Bruce Parker             67,667,764        1,130,846
          Aulana L. Peters         66,830,899        1,967,711
          Frederick R. Port        67,673,454        1,125,156
          Richard Rosenfield       67,847,395          951,215
          William A. Schreyer      67,834,682          963,928
          Michael Sherwin          67,852,927          945,683
          Elmer Ward               67,658,435        1,140,175
          Charles J. Yash          67,843,414          955,196

     The voting results for the proposal to amend the Callaway Golf Company 1995 Employee Stock Purchase Plan were as follows:

         Votes For          Votes Against       Abstain        Broker Non-Vote
         ---------          -------------       -------        ---------------
          56,829,868          11,014,205        820,649            133,888

     The voting results for the proposal to amend the Callaway Golf Company 1996 Stock Option Plan were as follows:

          Votes For         Votes Against       Abstain        Broker Non-Vote
          ----------        -------------       -------        ---------------
          48,998,629          18,075,423        781,935            942,623

     The voting results for the proposal to adopt the Callaway Golf Company 1998 Executive Non-Discretionary Bonus Plan were as follows:

          Votes For         Votes Against       Abstain        Broker Non-Vote
          ----------        -------------       -------        ---------------
          65,090,107           1,996,197        909,762            802,544

     Item 5.  Other Information

              None

     Item 6.  Exhibits and Reports on Form 8-K:

              a.    Exhibits:

                         10.1 Chairman and Founder Employment Agreement by and
                              between Callaway Golf Company and Ely Callaway entered into as of January 1, 1997
                         11.1 Statement re:  Computation of Earnings Per Share
                         27.1 Financial Data Schedule

              b.    Reports on Form 8-K:

                    None

     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     CALLAWAY GOLF COMPANY



     Date:  August 13, 1997  /s/ DONALD H. DYE
                             ------------------------
                             Donald H. Dye
                             President and
                             Chief Executive Officer



                              /s/  DAVID A. RANE
                              -------------------------------------
                              David A. Rane
                              Executive Vice President, Golf Venues
                              and Chief Financial Officer