Form 10-Q
period 1997-09-30
CALLAWAY GOLF CO /CA
filed 1997-11-14
CIK 837465

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

       The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of October 31, 1997 was 74,730,267.

                             CALLAWAY GOLF COMPANY

                                     INDEX



                                                                                   Page
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Condensed Balance Sheet at September 30, 1997
                   and December 31, 1996                                             3

                 Consolidated Condensed Statement of Income for the three
                   and nine months ended September 30, 1997 and 1996                 4

                 Consolidated Condensed Statement of Cash Flows for the nine
                   months ended September 30, 1997 and 1996                          5

                 Consolidated Condensed Statement of Shareholders' Equity for
                   the nine months ended September 30, 1997                          6

                 Notes to Consolidated Condensed Financial Statements                7

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                        10

Part II. Other Information                                                          17

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             CALLAWAY GOLF COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                (In thousands, except share and per share data)

                                           September 30,    December 31,
                                                1997            1996
                                           --------------   -------------
                                            (Unaudited)
ASSETS
------

Current assets:
   Cash and cash equivalents                   $  41,493       $ 108,457
   Accounts receivable, net                      161,872          74,477
   Inventories, net                               67,369          98,333
   Deferred taxes                                 26,483          25,948
   Other current assets                           11,084           4,298
                                               ---------       ---------
       Total current assets                      308,301         311,513

Property, plant and equipment, net               126,545          91,346
Other assets                                     136,276          25,569
                                               ---------       ---------
                                               $ 571,122       $ 428,428
                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable and accrued expenses       $  20,473       $  14,996
   Accrued employee compensation and
     benefits                                     38,114          16,195
   Accrued warranty expense                       28,049          27,303
   Income taxes payable                            2,701           2,558
                                               ---------       ---------
       Total current liabilities                  89,337          61,052

Long-term liabilities                              6,762           5,109

Commitments and contingencies (Note 7)

Shareholders' equity:
   Preferred Stock, $.01 par value,
     3,000,000 shares authorized, none
     issued and outstanding at September
     30, 1997 and December 31, 1996,
     respectively
   Common Stock, $.01 par value,
     240,000,000 shares authorized,
     74,597,967 and 72,855,222 issued
     and outstanding at September 30,
     1997 and December 31, 1996,
     respectively                                    746             729


   Paid-in capital                               364,424         278,669
   Unearned compensation                          (3,862)         (3,105)
   Retained earnings                             298,553         238,349
   Less:  Grantor Stock Trust
     (5,300,000 shares) at market               (184,838)       (152,375)
                                               ---------       ---------
        Total shareholders' equity               475,023         362,267
                                               ---------       ---------
                                               $ 571,122       $ 428,428
                                               =========       =========

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
            CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                     (In thousands, except per share data)



                                        Three months ended                    Nine months ended
                                ----------------------------------    ----------------------------------
                                 September 30,      September 30,      September 30,      September 30,
                                     1997               1996               1997               1996
                                ---------------    ---------------    ---------------    ---------------


Net sales                       $257,435   100%    $194,545   100%    $679,540   100%    $539,685   100%
Cost of goods sold               118,666    46%      88,474    45%     319,026    47%     253,899    47%
                                --------           --------           --------           --------

   Gross profit                  138,769    54%     106,071    55%     360,514    53%     285,786    53%

Selling expenses                  32,643    13%      21,728    11%      95,238    14%      61,727    11%
General and administrative
  expenses                        24,716    10%      19,326    10%      57,045     8%      61,440    11%
Research and development
  costs                           10,640     4%       5,245     3%      24,682     4%      11,653     2%
Litigation settlement (Note 8)    12,000     5%                         12,000     2%
                                --------           --------           --------           --------

   Income from operations         58,770    23%      59,772    31%     171,549    25%     150,966    28%

Other income, net                  1,146              1,619              3,561              3,952
                                --------           --------           --------           --------

Income before income taxes        59,916    23%      61,391    32%     175,110    26%     154,918    29%
Provision for income taxes        22,867             22,973             66,773             58,108
                                --------           --------           --------           --------

Net income                      $ 37,049    14%    $ 38,418    20%    $108,337    16%    $ 96,810    18%
                                ========           ========           ========           ========

Earnings per common share       $    .52           $    .54           $   1.52           $   1.38
                                ========           ========           ========           ========

Common equivalent shares          71,648             71,065             71,382             70,390
                                ========           ========           ========           ========

Dividends paid per share        $    .07           $    .06           $    .21           $    .18
                                ========           ========           ========           ========


     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                      Nine months ended
                                              --------------------------------
                                              September 30,      September 30,
                                                  1997               1996
                                              -------------      -------------

Cash flows from operating activities:
  Net income                                    $ 108,337          $ 96,810
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization                  12,797             9,377
    Non-cash compensation                           7,515             3,576
    Increase (decrease) in cash resulting
     from changes in:
      Accounts receivable, net                    (73,431)           (7,485)
      Inventories, net                             35,989           (28,794)
      Deferred taxes                               (2,379)           (4,665)
      Other assets                                 (6,351)          (14,270)
      Accounts payable and accrued
       expenses                                     1,511            (1,524)
      Accrued employee compensation and
       benefits                                    24,259            23,162
      Accrued warranty expense                        746             3,520
      Income taxes payable                            240            11,017
      Other liabilities                             1,653               937
                                                ---------          --------

  Net cash provided by operating                  110,886            91,661
   activities                                   ---------          --------

Cash flows from investing activities:
  Acquisition of a business                      (129,256)
  Capital expenditures                            (46,292)          (21,156)
                                                ---------          --------

  Net cash used in investing activities          (175,548)          (21,156)
                                                ---------          --------

Cash flows from financing activities:
  Issuance of Common Stock                         19,103            11,101
  Tax benefit from exercise of stock
   options                                         25,946            11,951
  Dividends paid                                  (14,264)          (12,303)
  Retirement of Common Stock                      (33,010)
                                                ---------          --------

  Net cash (used in) provided by
   financing activities                           (2,225)            10,749
                                                --------           --------

  Effect of exchange rate changes on cash            (77)               (80)
                                                --------           --------

Net (decrease) increase in cash and
 cash equivalents                                (66,964)            81,174
Cash and cash equivalents at beginning
 of period                                       108,457             59,157
                                                --------           --------

Cash and cash equivalents at end of
 period                                         $ 41,493           $140,331
                                                ========           ========

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
     CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                (In thousands)



                                             Common Stock      Paid-in    Unearned        Retained
                                           Shares    Amount    Capital    Compensation    Earnings       GST         Total
                                           ------    ------   ---------   -------------   ---------   ----------   ---------

Balance, December 31, 1996                 72,855     $729     $278,669      $(3,105)     $238,349    $(152,375)   $362,267
   Exercise of stock options                2,502       25       19,078                                              19,103
   Tax benefit from exercise of
    stock options                                                25,946                                              25,946
   Compensatory stock options                                     2,300         (757)                                 1,543
   Employee stock purchase plan               372        4        5,968                                               5,972
   Stock retirement                        (1,131)     (12)                                (32,998)                 (33,010)
   Cash dividends                                                                          (15,377)                 (15,377)
   Dividends on shares held by GST                                                           1,113                    1,113
   Equity adjustment from foreign
    currency translation                                                                      (871)                    (871)
   Adjustment of GST shares to market
    value                                                        32,463                                 (32,463)
   Net income                                                                              108,337                  108,337
                                           ------      ----    --------      -------      --------    ---------    --------
Balance, September 30, 1997                74,598      $746    $364,424      $(3,862)     $298,553    $(184,838)   $475,023
                                           ======      ====    ========      =======      ========    =========    ========

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of presentation
    ---------------------

The accompanying financial information for the three and nine months ended September 30, 1997 and 1996 have been prepared by Callaway Golf Company (the "Company") and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996 and the Company's Current Report on Form 8-K dated August 8, 1997, as amended. Interim operating results are not necessarily indicative of operating results for the full year.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  Inventories
    -----------

Inventories at September 30, 1997 and December 31, 1996 (in thousands):


                                     September 30,     December 31,
                                         1997              1996
                                    ---------------   --------------
                                      (Unaudited)

Inventories, net:
  Raw materials                         $36,244          $ 50,012
  Work-in-process                         2,270             1,651
  Finished goods                         34,502            51,954
                                        -------          --------
                                         73,016           103,617
  Less reserve for obsolescence          (5,647)           (5,284)
                                        -------          --------

  Net inventories                       $67,369          $ 98,333
                                        =======          ========

3.  Foreign currency exchange contracts
    -----------------------------------

During the nine months ended September 30, 1997, the Company entered into forward foreign currency exchange rate contracts to hedge payments due on intercompany transactions from a wholly-owned foreign subsidiary. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the intercompany transactions being hedged, and the Company does not engage in hedging contracts which exceed the amount of the intercompany transactions. At September 30, 1997, the Company had approximately $5.2 million of foreign exchange contracts outstanding. The contracts mature between October and December 1997. Gains and losses on these contracts are recorded in net income. The net realized and unrealized gains from foreign exchange contracts for the nine months ended September 30, 1997 totaled approximately $357,000.

4.  Cash and cash equivalents
    -------------------------

At September 30, 1997, the Company held investments in U.S. Treasury bills with maturities of three months or less in the aggregate amount of $34.9 million. Management determines the appropriate classification of its U.S. Government and other debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has included these securities, net of amortization, in cash and cash equivalents and has designated them as "held-to-maturity."

The acquisition of substantially all of the assets and certain liabilities of Odyssey Sports, Inc. ("Odyssey") (Note 6) necessitated the sale of certain held-to-maturity debt securities from two weeks to two months prior to their respective stated maturity dates and as a result are considered to be sold at maturity under the provisions of Statement of Financial Accounting Standard
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These debt securities were purchased at a discount and had an amortized cost of $115.4 million when sold. No realized or unrealized gain or loss resulted from the sale of these securities.

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

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 will be adopted by the Company as required in the fourth quarter of 1997. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options using the treasury stock method. Pro forma basic and diluted earnings per share for the three and nine months ended September 30, 1997 and 1996 are presented below:

                      Three months ended              Nine months ended
                -----------------------------   -----------------------------
                September 30,   September 30,   September 30,   September 30,
Pro forma:          1997            1996            1997            1996
                -------------   -------------   -------------   -------------
Basic               $.54            $.57            $1.59           $1.45
Diluted             $.52            $.54            $1.52           $1.38

6.  Acquisition
    -----------

On August 8, 1997, Callaway Acquisition, a wholly-owned subsidiary of the Company, consummated its acquisition of substantially all of the assets and certain liabilities of Odyssey, subject to certain adjustments as of the time of closing. Odyssey manufactured and marketed the Odyssey(R) line of putters and wedges with Stronomic(R) face inserts.

The cost to acquire substantially all of the assets and certain liabilities of Odyssey, including professional fees directly related to the acquisition, was approximately $129.3 million and has been accounted for using the purchase method of accounting. The allocations of the acquisition cost amounts to assets acquired and liabilities assumed are presented in the table that follows. The amounts therein are estimates and are subject to revision once appraisals and other studies of fair value are completed. Amounts allocated to trade name, trademark, trade dress and goodwill are being amortized over 40 years. The amount allocated to the process patent is being amortized over 16 years and the covenant not to compete is being amortized over 3 years.


Assets acquired/liabilities assumed        August 8, 1997
-----------------------------------        --------------
                                           (in thousands)
Accounts receivable                            $ 14,643
Inventories                                       6,000
                                               --------
  Total current assets                           20,643
Property and equipment                            1,360
Other assets                                        410
Trade name                                       69,629
Trademark and trade dress                        29,841
Goodwill                                          2,036
Process patent                                    6,763
Covenant not to compete                           1,641
                                               --------
  Total assets acquired                         132,323
                                               --------
Accounts payable and accrued liabilities         (2,602)
Accrued compensation and related
 benefits                                          (465)
                                               --------
  Total liabilities assumed                      (3,067)
                                               --------
Net assets acquired                            $129,256
                                               ========

The following unaudited pro forma net sales, net income and earnings per share data for the nine months ended September 30, 1997 and 1996 are based on the respective historical financial statements of the Company and Odyssey. The pro forma data presented for the nine months ended September 30, 1997 combines the results of operations of the Company for the nine months ended September 30, 1997 with the results of operations of Odyssey for the nine months ended June 30, 1997 and assumes that the acquisition of substantially all of the assets and certain liabilities of Odyssey had occurred on January 1, 1997. The pro forma data presented for the nine months ended September 30, 1996 combines the results of operations of the Company for the nine months ended September 30, 1996 with the results of operations of Odyssey for the nine months ended June 30, 1996 and assumes that the acquisition of substantially all the assets and certain liabilities of Odyssey had occurred on January 1, 1996.

The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                     Nine months ended
                               -----------------------------
                               September 30,   September 30,
                                   1997            1996
                               -------------   -------------

Net sales (in thousands)          $723,586        $559,681
                                  ========        ========

Net income (in thousands)         $110,169        $ 93,791
                                  ========        ========

Earnings per common share         $   1.54        $   1.33
                                  ========        ========

7.  Commitments and contingencies
    -----------------------------

In the normal course of business, the Company enters into certain long-term purchase commitments with various vendors. The Company has agreements with one of its suppliers which require the Company to purchase, under certain conditions, a minimum of 25% of all graphite shafts required in the manufacture of its golf clubs through May 1998.

The Company has committed to purchase titanium golf clubheads costing approximately $53.2 million from one of its vendors. These clubheads are to be shipped to the Company in accord with a production schedule that extends into 1999.

During June 1997, the Company entered into an agreement with Saint Andrews Golf Corporation to form All-American Golf LLC ("All-American") whereby the Company is a 20% equity owner in All-American, which operates a nine-hole golf course, performance center, training facility and driving range (the "Center") located in Las Vegas, Nevada. As of September 30, 1997, the Company had made capital contributions to All-American of $750,000. Additionally, the Company has agreed to loan All-American up to $5.3 million, pursuant to a secured promissory note, for purposes of construction and various other start-up costs. The note, which is secured by certain assets of All-American, bears interest of 10% per annum and is payable in monthly installments. Commencing on the fifth anniversary of the Center's opening, the principal shall be repaid in 60 equal monthly installments. As of September 30, 1997 the Company has advanced All-American approximately $3.9 million under the secured promissory note. The balance of the note will be advanced upon the completion of the final milestone.

The Company and its subsidiaries, incident to their business activities, from time to time are parties to a number of legal proceedings in various stages of development. The Company believes that the majority of these proceedings involve matters as to which liability, if any, will be adequately covered by insurance. Management believes that the probable result of these matters individually and in the aggregate will not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

8.  Litigation settlement
    ---------------------

On September 23, 1997, the Company settled a lawsuit brought against it and certain officers of the Company by a former officer of the Company. Pursuant to the settlement, the Company agreed to a six year employment agreement with the officer, the payment of $12.0 million and the issuance of 600,000 stock options at the market price on the date of grant. The Company is seeking coverage for the costs of defending and settling this lawsuit with certain of its insurance carriers and an insurance agent; however, no assurance can be given that any of the costs will be recovered.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements used in this discussion that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which describe certain factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Callaway Golf Company" below, as well as the Company's other periodic reports on Forms 10-K and 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Certain Factors Affecting Callaway Golf Company

    Growth in sales; seasonality

The Company believes that the growth rate in the world-wide golf equipment market has been modest for the past several years, and this trend is likely to continue. In addition, recent turmoil in the Southeast Asian financial markets and its potential effect on Korea, Japan and the rest of Asia, combined with any economic disruptions resulting from such turmoil, may have an adverse effect on the Company's sales and results of operations. Although demand for the Company's products has been generally strong during the quarter ended September 30, 1997, no assurances can be given that the demand for the Company's existing products or the introduction of new products will continue to permit the Company to experience its historical growth or maintain its historical profit margin. Additionally, given the Company's current size and market position, it is possible that further market penetration will prove more difficult.

In the golf equipment industry, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the fourth and first quarters. The Company's business generally follows this seasonal trend and the Company expects this to continue.

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

    New product introduction

The Company believes that the introduction of new, innovative golf equipment will be important to its future success. As a result, the Company faces certain risks associated with such a strategy. For example, new models and basic design changes in golf equipment are frequently met with consumer rejection. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the marketplace. New designs must satisfy the standards established by the United States Golf Association ("USGA") and the Royal and Ancient Golf Club of St. Andrews ("R&A") because these standards are generally followed by golfers within their respective jurisdictions. There is no assurance that new designs will receive USGA and/or R&A approval, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company's products. Moreover, the Company's new products have tended to incorporate significant innovations in design and manufacture, which have resulted in increasingly higher prices for the Company's products relative to products already in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay such prices for golf equipment. In addition, the materials and unique clubhead designs incorporated in the Company's Great Big Bertha(R) Tungsten.Titanium Irons require more sophisticated and lengthy manufacturing processes than the Company's existing products. To date, the Company has been unable to supply the Great Big Bertha(R) Tungsten.Titanium Irons in sufficient quantities to meet fully the demand for this new product. Thus, although the Company has achieved certain successes in the introduction of its golf clubs in the past, no assurances can be given that the Company will be able to continue to design and manufacture golf clubs that achieve market acceptance in the future.

    Product breakage

Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors which use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. While any breakage or warranty problems are deemed significant to the Company, the incidence of clubs returned as a result of cracked clubheads, broken graphite shafts, loose medallions and other product problems to date has not been material in relation to the volume of Callaway Golf clubs which have been sold. The Company monitors closely the level and nature of any product breakage and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. The Company's recently introduced Biggest Big Bertha(TM) Drivers, because of their large clubhead size and extra long graphite shafts, have experienced breakage at a rate higher than generally experienced with the Company's other metal woods. Significant increases in the incidence of breakage or other product problems may adversely affect the Company's sales and image with golfers.

    Dependence on certain vendors

The Company is dependent on a limited number of suppliers for its clubheads and shafts. In addition, some of the Company's products require specifically developed techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. Consequently, if any significant delay or disruption in the supply of these component parts occurs, it may have a material adverse effect on the Company's business. In the event of a significant delay or disruption, the Company believes that suitable clubheads and shafts could be obtained from other manufacturers, although the transition to other suppliers, particularly with respect to the Great Big Bertha(R) Tungsten.Titanium(TM) Irons, could result in significant production delays and an adverse impact on results of operations during the transition.

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

The Company, through a distribution agreement, appointed Sumitomo Rubber Industries, Ltd. ("Sumitomo") as the sole distributor of the Company's golf clubs in Japan. The current distribution agreement began in February 1993 and runs through December 31, 1999. The Company has been engaged in discussions regarding a possible restructuring of the Company's distribution arrangements with Sumitomo, which is intended to streamline the distribution of the Company's products in Japan. There can be no assurance, however, that such a restructuring will occur, or if consummated, that the proposed restructuring will achieve its intended goals. It is possible that the attempt to restructure the Company's distribution arrangements in Japan, or the failure to succeed in that attempt, will adversely affect the Company's business in Japan.

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

    Acquisition of Odyssey

On August 8, 1997, the Company consummated its acquisition of substantially all of the assets and certain liabilities of Odyssey Sports, Inc., a leading manufacturer of premium putters. The integration of Odyssey's operations into Odyssey Golf, a wholly-owned subsidiary of the Company, will require the dedication of management resources which may temporarily detract from attention to the day-to-day business of the Company. There can be no assurance that the Company's integration of Odyssey's operations will not result in a loss of key personnel, a decrease in revenues and profitability, or other material adverse effects on the financial performance and business operations of Odyssey Golf and/or the Company.

Odyssey(R) products previously were manufactured and shipped on behalf of Odyssey by Tommy Armour Golf Company. In October 1997, Odyssey Golf began manufacturing and shipping Odyssey(R) products at its own plant in Carlsbad, California. There can be no assurance that the Company's ability to deliver Odyssey(R) products to the marketplace in sufficient quantities and quality will not be adversely affected by this manufacturing transition. Odyssey Golf is in the process of restructuring its international distribution in certain countries. There can be no assurance that this restructuring will not adversely affect Odyssey Golf's international business.

    Year 2000 Compliance

Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem.

In October 1997, the Company began implementing a new computer system which runs substantially all of the Company's principal data processing and financial reporting software applications. The application software used on this new system is Year 2000 compliant. The information systems of certain of the Company's subsidiaries, however, have not been converted to the new system, but the Company expects that such conversion will be complete well in advance of the Year 2000. Pursuant to the Company's Year 2000 Plan, the Company is currently evaluating its computerized production equipment to assure that the transition to the Year 2000 will not disrupt the Company's manufacturing capabilities. The Company also intends to evaluate the systems of its key component suppliers, distributors and other vendors. Presently, the Company does not believe that Year 2000 compliance will result in material investments by the Company, nor does the Company anticipate that the Year 2000 problem will have material adverse effects on the business operations or financial performance of the Company. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company and its business.

Results of Operations

    Three-month periods ended September 30, 1997 and 1996:

Net sales increased 32% to $257.4 million for the three months ended September 30, 1997 compared to $194.5 million for the comparable period in the prior year. The increase was primarily attributable to sales generated by Biggest Big Bertha(TM) Titanium Drivers and Great Big Bertha(R) Tungsten.Titanium(TM) Irons as well as sales of the Odyssey(R) line of putters and wedges. Also contributing to the increase were increased sales of Big Bertha Gold(TM) Irons and Big Bertha(R) Tour Series Wedges. The increase was partially offset by a decrease in sales of Great Big Bertha(R) Titanium Drivers, Big Bertha(R) War Bird(R) Metal Woods and Big Bertha(R) Irons.

For the three months ended September 30, 1997, gross profit increased 31% to $138.8 million from $106.1 million for the comparable period in the prior year. As a percentage of net sales, gross profit decreased to 54% from 55%, primarily as a result of slightly higher cost of sales associated with the product mix and region sales during the quarter ended September 30, 1997 as compared to that sold in the comparable quarter of the prior year.

Selling expenses increased to $32.6 million in the third quarter of 1997 compared to $21.7 million in the third quarter of 1996. As a percentage of net sales, selling expenses increased to 13% from 11% during the third quarter of 1997 over the third quarter of 1996. The $10.9 million increase was primarily the result of increased pro tour, promotional and compensation expenses.

General and administrative expenses increased to $24.7 million for the three months ended September 30, 1997 from $19.3 million for the comparable period in the prior year. As a percentage of net sales, general and administrative expenses in the third quarter of 1997 remained constant at 10%. The $5.4 million increase was primarily attributable to increases in legal fees, compensation expenses and building construction costs.

Research and development expenses increased to $10.6 million in the third quarter of 1997 compared to $5.2 million in the comparable period of the prior year. As a percentage of net sales, research and development expenses in the third quarter of 1997 increased to 4% from 3% in the third quarter of 1996. The $5.4 million increase was primarily the result of increased product engineering costs, the Company's interactive golf efforts and costs associated with golf ball development.

    Nine-month periods ended September 30, 1997 and 1996:

For the nine months ended September 30, 1997, net sales increased 26% to $679.5 million compared to $539.7 million for the comparable period of the prior year. The increase was primarily attributable to sales generated by the introduction of Biggest Big Bertha(TM) Titanium Drivers and Great Big Bertha(R) Tungsten.Titanium(TM) Irons as well as sales of the Odyssey(R) line of putters and wedges. Also contributing to the increase were increased sales of Big Bertha Gold(TM) Irons and Big Bertha(R) Tour Series Wedges. This increase was partially offset by a decrease in sales of Great Big Bertha(R) Titanium Drivers, Big Bertha(R) War Bird(R) Metal Woods and Big Bertha(R) Irons.

For the nine months ended September 30, 1997, gross profit increased 26% to $360.5 million from $285.8 million for the comparable period in the prior year, while gross profit, as a percentage of net sales, remained constant at 53%.

Selling expenses increased to $95.2 million for the nine months ended September 30, 1997 from $61.7 million for the comparable period in the prior year. As a percentage of net sales, selling expenses in the first nine months of 1997 increased to 14% from 11% for the comparable period in 1996. The $33.5 million increase was primarily the result of increased compensation, pro tour, promotional and advertising expenses.

General and administrative expenses decreased to $57.0 million for the nine months ended September 30, 1997 from $61.4 million for the comparable period in the prior year. As a percentage of net sales, general and administrative expenses in the first nine months of 1997 decreased to 8% from 11% in the first nine months of 1996. The $4.4 million decrease resulted primarily from a decrease in compensation expenses, charitable contributions, consulting fees and computer support expenses. These decreases were partially offset by increases in legal fees and costs associated with the Company's business development initiatives.

Research and development expenses increased to $24.7 million for the nine months ended September 30, 1997 from $11.7 million for the comparable period in the prior year. As a percentage of net sales, research and development expenses for the first nine months of 1997 increased to 4% from 2% in the first nine months of 1996. The $13.0 million increase was primarily attributable to increased product engineering and design costs, the Company's interactive golf efforts and costs associated with golf ball development.

    Liquidity and Capital Resources

At September 30, 1997, cash and cash equivalents decreased to $41.5 million from $108.5 million at December 31, 1996 primarily due to investing activities, which included the acquisition of substantially all of the assets and certain liabilities of Odyssey (Note 6), and increases in capital expenditures, which totaled $46.3 million and included building and building improvements, computer equipment and software, and research and development machinery and equipment. These increases were partially offset by cash provided by operating activities of $110.9 million.

The increase in cash flows from operations was primarily a result of net income of $108.3 million, depreciation and amortization of $12.8 million, a decrease in inventories of $36.0 million and an increase in accrued employee compensation and benefits of $24.3 million, partially offset by increases in accounts receivable of $73.4 million and other assets of $6.4 million.

The Company had available a $50.0 million line of credit at September 30, 1997. At this time, the Company anticipates that it will be able to maintain its current level of operations, including capital expenditures and planned operations for the foreseeable future, through cash flow generated from future operations and the existing line of credit.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, incident to its business activities, is the plaintiff in several legal proceedings, both domestically and abroad, in various stages of development. In conjunction with the Company's program of enforcing its proprietary rights, the Company has initiated a number of actions against alleged infringers under the Lanham Act, 15 USCA Sections 1051-1127, the U.S. Patent Act, 35 USCA Sections 1-376, and other pertinent laws. Some defendants in these actions have, among other things, contested the validity and/or the enforceability of some of the Company's patents and/or trademarks. Others have asserted counterclaims against the Company. The Company believes that the outcome of these matters individually and in the aggregate will not have a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company, or some other loss to the Company. One or more of these results could adversely affect the Company's overall ability to protect its product designs and ultimately limit its future success in the marketplace.

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

On May 30, 1996, a lawsuit was filed against the Company and two of its officers by a former officer of the Company, captioned Glenn Schmidt v. Callaway Golf
                                              ------------------------------
Company, et al., case no. N71548, in the Superior Court for the State of
---------------
California, County of San Diego (the "Schmidt Litigation"). On September 23, 1997, the Schmidt Litigation was dismissed pursuant to a settlement between Schmidt, the Company and the other named defendants. The Company paid Mr. Schmidt $12.0 million, obtained Mr. Schmidt's services for a six year term, and issued options to Mr. Schmidt to purchase 600,000 shares of the Company's Common Stock at the market price on the day of the option grant. After the Schmidt Litigation was filed, the Company tendered the claim to its insurers. Certain insurers denied coverage. On April 11, 1997, the Company initiated litigation against certain of its carriers and an insurance agent, captioned Callaway Golf
                                                                  -------------
v. National Union Fire Insurance Company of Pittsburgh, Federal Insurance
-------------------------------------------------------------------------
Company, and MDM Associates, Inc., case no. 709645, in the Superior Court for
---------------------------------
the State of California, County of San Diego (the "Insurance Litigation"). In the Insurance Litigation the Company is seeking a judicial declaration that coverage is afforded for the Schmidt Litigation under the applicable insurance policies. The Company believes it is entitled to coverage by its insurers for all or some of the costs of defending and settling the claims asserted in the Schmidt Litigation.

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

         None

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         None

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

         a.  Exhibits:
             --------
                10.1     Chief Executive Officer Employment Agreement by and
                         between Callaway Golf Company and Donald H. Dye entered
                         into as of January 1, 1997.
                10.2     Asset Purchase Agreement dated July 20, 1997 by and
                         among Callaway Golf Company, Odyssey Sports, Inc. and
                         U.S. Industries, Inc. (filed as Exhibit 10.1 to the
                         Company's Current Report on Form 8-K dated August 8,
                         1997, as filed with the Securities and Exchange
                         Commission on August 22, 1997 and incorporated herein
                         by this reference).
                10.3     Transitional Assembly Services Agreement dated as of
                         August 8, 1997 by and between Callaway Acquisition and
                         Tommy Armour Golf Company (filed as Exhibit 10.2 to the
                         Company's Current Report on Form 8-K dated August 8,
                         1997, as filed with the Securities and Exchange
                         Commission on August 22, 1997 and incorporated herein
                         by this reference).
                10.4.1   Standard Industrial/Commercial Single-Tenant Lease
                         dated September 20, 1996 by and between Techplex, L.P.
                         and Putter Properties, Inc.
                10.4.2   Assignment made as of August 8, 1997 by Putter
                         Properties, Inc. to Callaway Acquisition.
                10.4.3   Guaranty of Lease entered into as of August 8, 1997 by
                         the Company in favor of Techplex, L.P.
                10.5     Indemnification Agreement by and between the Company
                         and Vernon E. Jordan, Jr., dated July 16, 1997.
                11.1     Statement re:  Computation of Earnings Per Share.
                27.1     Financial Data Schedule.

         b.  Reports on Form 8-K:
             -------------------
             The Company filed the following Current Reports on Form 8-K during the three months ended September 30, 1997:

             (1) Current Report on Form 8-K dated July 20, 1997, regarding agreement to acquire substantially all of the assets of Odyssey Sports, Inc., reported under Item 5.

             (2) Current Report on Form 8-K dated August 8, 1997, regarding the consummation of the acquisition of substantially all of the assets of Odyssey Sports, Inc., reported under Item 2.

             (3) Amendment No. 1 to Current Report on Form 8-K/A dated August 8, 1997, regarding the consummation of the acquisition of substantially all of the assets of Odyssey Sports, Inc., reported under Items 2 and 7. The following financial statements were filed under Item 7 with that Report:

                  (a) Financial Statements of Business Acquired.

                      Audited financial statements as of September 30, 1996 and for the year then ended, as follows:
                          - Report of Independent Accountants;
                          - Balance Sheet as of September 30, 1996;

                          - Statement of Income for the year ended September 30,
                            1996;
                          - Statement of Changes in Invested Capital of Parent
                            for the year ended September 30, 1996;
                          - Statement of Cash Flows for the year ended September
                            30, 1996; and
                          - Notes to financial statements.

                      Unaudited financial statements as of June 30, 1997 and for the nine months ended June 30, 1997 and 1996, as follows:
                          - Unaudited Balance Sheet as of June 30, 1997;
                          - Unaudited Statements of Income for the nine months
                            ended June 30, 1997 and 1996; and
                          - Unaudited Statements of Cash Flows for the nine
                            months ended June 30, 1997 and 1996.

                  (b) Pro Forma Financial Information.

                          - Unaudited Pro Forma Consolidated Condensed Balance
                            Sheet as of June 30, 1997;
                          - Unaudited Pro Forma Consolidated Condensed
                            Statements of Income for the six months ended June 30, 1997 and the year ended December 31, 1996; and
                          - Notes to Unaudited Pro Forma Consolidated Condensed
                            financial statements.

             (4) Current Report on Form 8-K dated September 12, 1997, regarding the Company's settlement of litigation with a former officer, Mr. Glenn Schmidt, on behalf of the Company and the other defendants, reported under Item 5.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALLAWAY GOLF COMPANY



Date:     November 13, 1997     /s/  DONALD H. DYE
                                     -------------
                                     Donald H. Dye
                                     President and
                                     Chief Executive Officer



                                /s/  DAVID A. RANE
                                     -------------
                                     David A. Rane
                                     Executive Vice President, Planning and
                                     Administration and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number                        Description
--------------                        -----------

    10.1 Chief Executive Officer Employment Agreement by and between Callaway Golf Company and Donald H. Dye entered into as of January 1, 1997.
    10.2* Asset Purchase Agreement dated July 20, 1997 by and among Callaway Golf Company, Odyssey Sports, Inc. and U.S. Industries, Inc.
    10.3* Transitional Assembly Services Agreement dated as of August 8, 1997 by and between Callaway Acquisition and Tommy Armour Golf Company.
    10.4.1 Standard Industrial/Commercial Single-Tenant Lease dated September 20, 1996 by and between Techplex, L.P. and Putter Properties, Inc.
    10.4.2 Assignment made as of August 8, 1997 by Putter Properties, Inc. to Callaway Acquisition.
    10.4.3 Guaranty of Lease entered into as of August 8, 1997 by the Company in favor of Techplex, L.P.
    10.5 Indemnification Agreement by and between the Company and Vernon E. Jordan, Jr., dated July 16, 1997.
    11.1          Statement re:  Computation of Earnings Per Share.
    27.1          Financial Data Schedule.


_______________
*Previously filed with the Registrant's Current Report on Form 8-K dated August 8, 1997 as filed with the Securities and Exchange Commission on August 22, 1997.