Form 10-K
period 1997-12-31
CALLAWAY GOLF CO /CA
filed 1998-03-31
CIK 837465

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10962

                             CALLAWAY GOLF COMPANY
             (Exact name of registrant as specified in its charter)


        California                                      95-3797580
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                              2285 Rutherford Road
                            Carlsbad, CA  92008-8815
                                 (760) 931-1771
   (Address, including zip code, and telephone number, including area code of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     As of February 24, 1998, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $2,403,960,000 based on the closing sales price of the Registrant's Common Stock as reported in the consolidated transactions reporting system.

     As of February 24, 1998, the number of shares of the Registrant's Common Stock outstanding was 74,680,325, and there were no shares of the Registrant's Preferred Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Parts I, II and IV incorporate certain information by reference from Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1997.

     Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1998 which proxy statement was filed on March 16, 1998.

   Note: Statements used in this Annual Report on Form 10-K and the information incorporated herein by reference that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which describe certain factors which affect the Company's business, including the disclosures set forth in Item 1 of this Report and the discussion incorporated by reference in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Certain Factors Affecting Callaway Golf," as well as the Company's periodic reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission.


                                     PART I

Item 1.  Business.

     Callaway Golf Company (the "Company" or "Callaway Golf") is a California corporation formed in 1982 and has the following directly wholly-owned operating subsidiaries: Callaway Golf Sales Company, Callaway Golf Ball Company, Odyssey Golf, Inc., CGV, Inc., Callaway Golf Europe Ltd. (formerly Callaway Golf (UK) Limited), ERC International Company, Callaway Golf Korea, Ltd. and Callaway Golf (Germany) GmbH. The Company designs, develops, manufactures and markets high quality, innovative golf clubs. The Company's golf clubs are sold at premium prices to both average and skilled golfers on the basis of performance, ease of use and appearance. Callaway Golf's primary products, most of which incorporate the Company's S2H2(R) design concept, currently include Biggest Big Bertha(TM) Titanium Drivers, Great Big Bertha(R) Titanium Drivers and Fairway Woods, Big Bertha(R) Metal Woods with the War Bird(R) soleplate, Great Big Bertha(R) Tungsten.Titanium(TM) Irons, Big Bertha(R) X-12 Irons, Big Bertha(R) Tour Series Wedges and various putters, including the Bobby Jones(R) Series Putters.

     In August 1997, the Company consummated its acquisition of substantially all of the assets and certain liabilities of Odyssey Sports, Inc., by one of its wholly-owned subsidiaries, Odyssey Golf, Inc. ("Odyssey"), subject to certain adjustments as of the time of closing. Odyssey manufactures and markets the Odyssey(R) line of putters and wedges with Stronomic(R) and Lyconite(TM) face inserts.

Products

     The following table sets forth the contribution to net sales attributable to the product groups for the periods indicated (dollars in thousands).

                                                          Year Ended December 31,
                          ---------------------------------------------------------------------------
                                    1997                      1996                       1995
                          ----------------------      ----------------------     --------------------

Metal Woods                  $544,258         64%       $479,127          71%      $382,740        69%
Irons                         233,977         28%        168,576          25%       140,620        25%
Putters, accessories
 and other*                    64,692          8%         30,809           4%        29,927         6%
                          ---------------------------------------------------------------------------
          Net Sales          $842,927        100%       $678,512         100%      $553,287       100%
                          ===========================================================================

* 1997 net sales include $20.5 million of Odyssey(R) putters and wedges.

     The Company believes that the growth rate, if any, in the world-wide golf equipment market has been modest for the past several years, and this trend is likely to continue. In addition, recent economic turmoil in Southeast Asia and Korea has caused a significant contraction in the retail golf markets in these countries and had an adverse effect on the Company's sales and results of operations for the fourth quarter of 1997. The Company expects this situation to continue until economic stability returns to these areas. Potential economic disruption from this turmoil in other areas, such as Japan and elsewhere in Asia, also could adversely impact the Company's future sales and results of operations. Additionally, although demand for the Company's products was generally strong during 1997, no assurances can be given that the demand for the Company's existing products or the introduction of new products will continue to permit the Company to experience its historical growth rates in sales.

     The Company experienced an increase in its cost of goods sold during the third and fourth quarters of 1997 compared to historical levels, primarily due to a general increase in sales of irons, which have lower margins than metal woods, and an increase in sales to Japan, an area which has the lowest margins of all the areas in which the Company sells. In addition, the current operations of Odyssey have lower margins than the Company has experienced historically. If sales of irons or Odyssey(R) putters as a percentage of the Company's total sales remain at these levels or continue to rise and margins do not improve, the recent increase in cost of goods sold over historical levels will continue.

     Metal Woods

     Biggest Big Bertha(TM) Titanium Driver

     In January 1997, the Company introduced Biggest Big Bertha(TM) Titanium Drivers. Biggest Big Bertha(TM) Drivers have titanium clubheads which are approximately 15% larger than Great Big Bertha(R) Driver clubheads described below, and ultralight graphite shafts which are longer than Great Big Bertha(R) Driver shafts. Although larger and longer, Biggest Big Bertha(TM) Drivers are lighter in overall weight than Great Big Bertha(R) Drivers. Biggest Big Bertha(TM) Drivers incorporate the S2H2(R) design concept, the War Bird(R) soleplate (which features a deep dish on either side of the central facet running rearward from the clubface) and an advanced internal weighting system which increases the degree of perimeter weighting of the titanium clubhead. The Company offers Biggest Big Bertha(TM) Drivers in lofts ranging from 6 to 12 degrees. It is expected that this product line will be offered as a driver only. Deliveries of significant quantities of this new product commenced in January 1997.

     Great Big Bertha(R) Titanium Metal Woods

     The Company offers Great Big Bertha(R) Titanium Drivers, which have a titanium clubhead and a lightweight graphite shaft, in lofts ranging from 6.5 to 12 degrees. The head is 25% larger and the overall weight is 10% lighter than the Big Bertha(R) War Bird(R) Driver. The drivers incorporate the S2H2(R) concept as well as the War Bird(R) soleplate. Deliveries of significant quantities of this product commenced in 1995. In 1996, the Company introduced and began delivery of Great Big Bertha(R) Fairway Woods (numbers 2, 3, strong 3, 4, 5, 7 and 9). These fairway woods have titanium clubheads and also incorporate the S2H2(R) concept, the War Bird(R) soleplate and lightweight graphite shafts.

     Big Bertha(R) Metal Woods with the War Bird(R) Soleplate

     The Company offers Big Bertha(R) War Bird(R) Drivers in lofts ranging from 8 to 12 degrees with graphite, steel or titanium shafts. The Company also offers Big Bertha(R) War Bird(R) Fairway Woods (numbers 2, 3, strong 3, 4, strong 4, 5, HeavenWood(R), Divine Nine(R) and Ely Would(R)). The Company introduced the HeavenWood(R), Divine Nine(R) and Ely Would(R) metal woods in 1992, 1993 and 1995, respectively. All of these clubs incorporate the War Bird(R) soleplate. In 1996, the Company introduced RCH Series 96(TM) graphite shafts for its Big Bertha(R) War Bird(R) Metal Woods. These shafts are lighter and more responsive.

     Irons

     Big Bertha(R) X-12 Irons

     In January 1998, the Company introduced and began delivery of significant quantities of Big Bertha(R) X-12 Irons. Big Bertha(R) X-12 Irons incorporate a low center of gravity which helps get the ball airborne more easily with the proper trajectory and spin. The varied 360-degree undercut channel creates a thinner profile and less drag and the narrower sole keeps the center of gravity low and reduces turf drag. The unique multi-layer design in the cavity allows for increased forgiveness on off-center hits. These new irons are offered in 1 through 9, and pitching, approach, sand, and lob wedges, with either graphite or steel shafts.

     Great Big Bertha(R) Tungsten.Titanium(TM) Irons

     In January 1997, the Company introduced Great Big Bertha(R) Tungsten.Titanium(TM) Irons. Great Big Bertha(R) Tungsten.Titanium(TM) Irons incorporate the same core design features as Big Bertha(R) Irons, but have a slightly larger titanium clubhead with a specially designed tungsten inset to concentrate weight low and deep in the clubhead. These design features are intended to give these irons a lower and deeper sweet-spot compared to other titanium irons. The Company offers Great Big Bertha(R) Tungsten.Titanium(TM) Irons 1 through 9, and pitching, approach, sand and lob wedges, with either graphite or steel shafts. Deliveries of significant quantities of this product commenced in April 1997.

     Big Bertha(R) Irons, Big Bertha Gold(TM) Irons, Big Bertha(R) Tour Series Wedges and Big Bertha Gold(TM) Tour Series Wedges

     During 1997, the Company offered Big Bertha(R) Irons 1 through 9, and pitching, approach, sand, and lob wedges, with either graphite, steel or titanium shafts. Also during 1997, the Company offered Big Bertha Gold(TM) Irons, cast of aluminum bronze and including all of the design features of Big Bertha(R) Irons. The Company no longer offers as a current product its Big Bertha(R) Irons and Big Bertha Gold(TM) Irons.

     In 1996, the Company introduced and began delivery of Big Bertha(R) Tour Series Wedges (pitching, approach, sand and lob wedges) with several new features geared toward enhancing playability for middle-to low-handicap amateurs as well as tour professionals. In January 1997, the Company also introduced Big Bertha Gold(TM) Tour Series Wedges.

     Putters

     The Company has two lines of putters. As mentioned previously, the Company acquired substantially all of the assets and certain liabilities of Odyssey Sports, Inc. in August 1997 through its wholly-owned subsidiary, Odyssey. Odyssey produces putters incorporating a soft, sensitive black trapezoidal Stronomic(R) insert designed to provide better feel and forgiveness. Odyssey produces Rossie(TM) mallets and blade style putters in both stainless steel and bronze. The Company also has a Callaway Golf(R) line of steel and graphite shafted putters, some of which incorporate the S2H2(R) concept, including the Tuttle(R) and the Tuttle(R) II putters, the Big Bertha(R) War Bird(R) putter, and the steel shafted Big Bertha(R) Blade putter. In 1996, the Company introduced and commenced deliveries of the new Bobby Jones(R) line of putters, consisting of three styles of precision-machined putters with a double-radius bend, offset shaft and in 1997, additional styles of the Bobby Jones(R) line of putters were introduced. The Bobby Jones(R) line is available in stainless steel and aluminum bronze.

     Accessories

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

     Callaway Golf also has an exclusive licensing agreement with Nordstrom, Inc., under which Nordstrom, Inc. designs, produces and sells apparel at its own expense under the "Callaway Golf Apparel by Nordstrom" label. The licensing agreement was recently extended through 2004. The line includes men's and women's golf apparel, golf footwear and certain other products and is sold at Nordstrom stores throughout the United States.

     In 1997, Callaway Golf and Bausch & Lomb Incorporated signed a multi-year agreement to jointly develop and globally market an exclusive line of premium sunglasses specifically for golf enthusiasts. The sunglasses, to be co-branded with the Ray-Ban(R) and Callaway Golf(R) names, will be marketed in the second half of 1998 or early 1999 at golf pro shops and other retailers of premium golf equipment, better sporting goods and better department stores, sunglass specialty shops and optical channels.

Product Design and Development

     Product design at Callaway Golf is a result of the integrated efforts of its product development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created an environment in which new ideas are valued and explored. The Company's research and development expenses were $30.3 million, $16.2 million and $8.6 million during 1997, 1996, and 1995, respectively. The Company intends to continue to invest substantial amounts in its research and development activities in 1998 and beyond. In addition to development of new golf equipment, these investments are expected to include, among others, significant expenditures in support of Callaway Golf Ball Company's efforts to develop and market a new golf ball product, as well as the continued enhancement of, and the development of additional applications for, the Company's Sir Isaac Performance System(TM), a high-tech evaluation system which permits golfers to compare the performance of different golf clubs and balls.

     In January 1997, the Company opened Callaway Golf Performance Centers which feature the Sir Isaac Performance System(TM) at Walt Disney World in Orlando, Florida, and at the Pebble Beach Golf Resort in Carmel, California. In connection with these arrangements, the Company also received certain exclusive promotional rights at these popular resorts. A third Callaway Golf Performance Center opened in October 1997 in Las Vegas, Nevada.

     Callaway Golf has the ability to build and modify clubhead designs by using computer aided design/computer aided manufacturing ("CAD/CAM") software and complete numerical control ("CNC") milling equipment. CAD/CAM software enables designers to develop computer models of new club designs. CNC milling equipment converts the digital output from CAD/CAM computer models into physical metal models produced by an electronically-controlled milling machine. Callaway Golf uses this software and equipment to facilitate the rapid design and production of physical models of clubheads, as well as casting tools for producing prototype clubheads for testing. In 1996, the Company purchased two induction furnaces (for casting ferrous and non-ferrous alloys) and one cold-walled furnace (for casting titanium, nickel and cobalt alloys). The Company has installed these furnaces in a state-of-the-art research facility at the Company's headquarters in Carlsbad, California, which enables it to cast its own prototype clubheads on-site, as well as study new production processes and techniques. This new development facility became operational in June 1997 for stainless steel and August 1997 for Titanium. The Company believes that this on-site casting capability will further facilitate the rapid design and development of prototype clubheads.

     The Company believes that the introduction of new, innovative golf equipment will be important to its future success. As a result, the Company faces certain risks associated with such a strategy. For example, new models and basic design changes in golf equipment are frequently met with consumer rejection. In addition, prior successful designs may be cannibalized or rendered obsolete within a relatively short period of time as new products are introduced into the marketplace. New designs should generally satisfy the standards established by the United States Golf Association ("USGA") and the Royal and Ancient Golf Club of St. Andrews ("R&A") because these standards are generally followed by golfers within their respective jurisdictions. There is no assurance that new designs will receive USGA and/or R&A approval, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company's products. Moreover, the Company's new products have tended to incorporate significant innovations in design and manufacture, which have resulted in increasingly higher prices for the Company's products relative to products already in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay such prices for golf equipment. Thus, although the Company has achieved certain successes in the introduction of its golf clubs in the past, no assurances can be given that the Company will be able to continue to design and manufacture golf clubs that achieve market acceptance in the future.

     The rapid introduction of new products by the Company can result in close-outs of existing inventories, both at the Company and at retailers. So far, the Company has managed such close-outs so as to avoid any material negative impact on the Company's operations. There can be no assurance that the Company will always be able to do so.

     As the Company introduces new products, it plans its manufacturing capacity based upon the forecasted demand for such new products. Actual demand for such new products may exceed forecasted demand. The Company's unique product designs often require sophisticated manufacturing techniques, which can limit the Company's ability to quickly expand its manufacturing capacity to meet the full demand for new products. If the Company is unable to produce sufficient quantities of new products in time to fulfill actual demand, especially during the Company's traditionally busy second and third quarters, it could limit the Company's sales and adversely affect its financial performance.

     In 1996, the Company formed Callaway Golf Ball Company, a wholly-owned subsidiary of the Company, for the purpose of designing, manufacturing and selling golf balls. The Company has previously licensed the manufacture and distribution of a golf ball product in Japan and Korea. The Company also distributed a golf ball under the trademark "Bobby Jones." These golf ball ventures were not commercially successful.

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

     The Company's golf ball business is in the early stages of development. It is expected, however, that it will have a negative impact on the Company's future cash flows and results of operations for several years. The Company believes that many of the same factors which affect the golf equipment industry, including growth rate in the golf equipment industry, intellectual property rights of others, seasonality and new product introductions, also apply to the golf ball business. In addition, the golf ball business is highly competitive with a number of well-established and well-financed competitors. These competitors have established market share in the golf ball business which will need to be penetrated in order for the Company's golf ball business to be successful.

Sales and Marketing

Sales for Distribution in the United States

     Approximately 65%, 68% and 66% of the Company's net sales were derived from sales for distribution within the United States in 1997, 1996 and 1995, respectively. The Company targets those golf retailers (both on-course and off-course) who sell "pro-line" clubs (professional quality golf clubs) and provide a level of customer service appropriate for the sale of premium golf clubs. No one customer that distributes golf clubs in the United States accounted for more than 5% of the Company's revenues in 1997, 1996, and 1995. The Company distributes its products in Hawaii through an exclusive distributor.

     The Company, through its subsidiaries Callaway Golf Sales Company and Odyssey, currently employ full-time regional field representatives, in-house telephone salespersons and customer service representatives in connection with golf club and accessory sales. Each geographic region is covered by both a field representative and a telephone salesperson who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits. The Company believes that this tandem approach of utilizing field representatives and telephone salespersons provides the Company a competitive advantage over other golf club manufacturers that distribute their golf clubs solely through independent sales representatives rather than employees. Notwithstanding the foregoing, Callaway Golf recognizes that other companies have marketing programs which may be equally or more effective than its own strategy.

     Some quantities of the Company's products find their way to unapproved outlets or distribution channels. This "gray market" in the Company's products can undermine authorized retailers and distributors who promote and support the Company's products, and can injure the Company's image in the minds of its customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling Callaway Golf products to unauthorized distributors and/or an increase in sales returns over historical levels. While the Company has taken some lawful steps to limit commerce in its products in the "gray market" in both domestic and international markets, it has not stopped such commerce. The Company's efforts to address gray market issues could have an adverse impact on the Company's sales and financial performance.

Sales for Distribution Outside of the United States

     Approximately 35%, 32% and 34% of the Company's net sales were derived from sales for distribution outside of the United States in 1997, 1996 and 1995, respectively. The majority of the Company's international sales are made through distributors specializing in the sale and promotion of golf clubs in specific countries or regions around the world. The Company currently has distribution arrangements covering sales of the Company's products in over 40 foreign countries, including Japan, Canada, Singapore, Spain, Italy, France, Hong Kong, Australia, Argentina and South Africa. Prices of golf clubs for sales outside of the United States receive an export pricing discount to compensate international distributors for selling, advertising and distribution costs. A change in the Company's relationship with significant distributors could negatively impact the volume of the Company's international sales.

     The Company directly markets its products in the United Kingdom, Belgium, Finland, Denmark and Sweden through its wholly-owned British subsidiary, Callaway Golf Europe Ltd. (formerly Callaway Golf (UK) Limited). In 1996, the Company acquired a majority interest in its distributor in Germany, Golf Trading GmbH, which sells and promotes the Company's products in Germany, Austria, the Netherlands and Switzerland. In February 1998, the Company purchased the distribution rights of its Korean distributor and began directly marketing its products in that country through its subsidiary, Callaway Golf Korea, Ltd.

     The Company, through a distribution agreement, appointed Sumitomo Rubber Industries, Ltd. ("Sumitomo") as the sole distributor of the Company's golf clubs in Japan. The current distribution agreement began in February 1993 and runs through December 31, 1999. The Company does not intend to extend this agreement. Sales to Sumitomo represented approximately $83.0 million (10%), $58.2 million (9%), and $61.0 million (11%) of the Company's net sales in 1997, 1996 and 1995, respectively. See Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report to shareholders for the year ended December 31, 1997 ("1997 Annual Report to Shareholders").

     The Company has established ERC International Company ("ERC"), a wholly-owned Japanese corporation, for the purpose of distributing Odyssey(R) products immediately, golf balls when ready and Callaway Golf clubs beginning January 1, 2000. There will be significant costs and capital expenditures invested in ERC before there will be sales sufficient to support such costs. Furthermore, there are significant risks associated with the Company's intention to effectuate distribution in Japan through ERC, and it is possible that doing so will have a material adverse effect on the Company's operations and financial performance.

     The Company's management believes that controlling the distribution of its products throughout the world will be an element in the future growth and success of the Company. The Company is actively pursuing a reorganization of its international operations, including the acquisition of distribution rights in certain key countries in Europe and Asia. These efforts have and will result in additional investments in inventory, accounts receivable, corporate infrastructure and facilities. The integration of foreign distributors into the Company's international sales operations will require the dedication of management resources which may temporarily detract from attention to the day-to-day business of the Company, and also increase the Company's exposure to fluctuations in exchange rates for various foreign currencies. International reorganization also could result in disruptions in the distribution of the Company's products in some areas. There can be no assurance that the acquisition of some or all of the Company's foreign distributors will be successful, and it is possible that an attempt to do so will adversely affect the Company's business.

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

     The Company also establishes relationships with professional golfers in order to promote the Callaway Golf brand among both professional and amateur golfers. The Company has entered into endorsement agreements with members of the Professional Golf Association's Tour ("PGA"), the Senior Professional Golf Association's Tour ("SPGA"), the Ladies Professional Golf Association's Tour ("LPGA"), the European Professional Golf Association's Tour, the Japanese Professional Golf Association's Tour ("JPGA") and the Nike Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor's products despite contractual commitments. If one or more of Callaway Golf's professional endorsers were to stop using Callaway Golf's products contrary to their endorsement agreements, the Company's business could be adversely affected in a material way by the negative publicity.

     Many professional golfers throughout the world use the Company's golf clubs even though they are not contractually bound to do so. The Company has created cash "pools" that reward such usage. For the last several years, the Company has experienced an exceptional level of driver penetration on the world's five major professional tours, and the Company has heavily advertised that fact. There is no assurance that the Company will be able to sustain this level of professional usage. Many other companies are aggressively seeking the patronage of these professionals, and are offering many inducements, including specially designed products and significant cash rewards. While it is not clear whether professional endorsements materially contribute to retail sales, it is possible that a decline in the level of professional usage could have a material adverse effect on the Company's business.

     During 1997, Callaway Golf continued its Big Bertha(R) Players' Pools ("Pools") for the PGA, SPGA, LPGA and Nike Tours. Those professional players participating in the Pools received cash for using Callaway Golf products in professional tournaments. The Company has established the 1998 Big Bertha(R) Players' Pools similar to the 1997 Pools, in which professional players participating in the Pools will receive cash for using certain Callaway Golf products in professional tournaments. The Company believes that its professional endorsements and its Pools contributed to its success on the professional tours in 1997. There is no guarantee, however, that the Company will be able to sustain this level of success.

     To support the promotion of its products at the retail level, the Company offers various promotional programs to its customers. Golf clubs may be purchased at a discount for personal use by golf shop professionals, demonstration, test, loan and rental use.

     The Company spent approximately $62.4 million, $45.0 million and $37.7 million on advertising, promotional and endorsement related expenditures, including compensation to professional golfers, in 1997, 1996 and 1995, respectively.

Manufacturing

     The manufacturing of the Company's golf clubs involves a number of specialized processes required by the unique design of the products. The Company's metal woods and irons are produced by the Company's manufacturing personnel at its Carlsbad, California facilities using clubheads, shafts and grips supplied by independent vendors.

     The Company works with a few select casting houses to produce its clubheads. The clubheads used in the production of Big Bertha(R) Metal Woods with the War Bird(R) soleplate are manufactured to Callaway Golf's specifications by Cast Alloys, Inc. and Coastcast Corporation ("Coastcast"). Sturm, Ruger and Company ("Sturm, Ruger"), Coastcast and Cast Alloys, Inc. cast Great Big Bertha(R) Titanium Metal Wood clubheads. Biggest Big Bertha(TM) Titanium Driver clubheads are provided by Cast Alloys Inc. and Sturm, Ruger. Big Bertha(R) Iron clubheads are provided by Hitchiner Manufacturing Co. and Coastcast. Great Big Bertha(R) Tungsten.Titanium(TM) Irons are provided by Coastcast and clubheads for the new Big Bertha(R) X-12 Irons are provided by Hitchiner Manufacturing Co. and Coastcast. The Company works closely with its casting houses, which enables the Company to monitor the quality and reliability of clubhead production. All of these casting houses are currently manufacturing, or are entitled to manufacture, clubheads for competitors of the Company. The Company also works closely with Aldila, True Temper, HST, Graphite Design, Inc., Fujikura, Suntech-Sunwoo Co, Ltd. and Unifiber, its principal suppliers of shafts, to develop specialized shafts suited to the S2H2(R) design and the other unique features of the Company's products.

     The Company is dependent on a limited number of suppliers for its clubheads and shafts. In addition, some of the Company's products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. Consequently, if a significant delay or disruption in the supply of these component parts occurs, it may have a material adverse effect on the Company's business. In the event of a significant delay or disruption, the Company believes that suitable clubheads and shafts could be obtained from other manufacturers, although the transition to other suppliers could result in significant production delays and an adverse impact on results of operations during the transition.

     The Company uses United Parcel Service ("UPS") for substantially all ground shipments of products to its domestic customers. The Company is considering alternative methods of ground shipping to reduce its reliance on UPS, but no change has been made. Any interruption in UPS services could have a material adverse effect on the Company's sales and results of operations.

     Callaway Golf's own production processes entail rigorous and continual quality control inspection and require the application of significant resources to the manufacturing process. The Company's executive offices and its product development, manufacturing and distribution facilities are housed in facilities leased and owned by the Company in Carlsbad, California.

     In the ordinary course of its manufacturing process, the Company uses paints and chemical solvents which are stored on-site. The waste created by use of these materials is transported off-site on a regular basis by registered waste haulers. As a standard procedure, a comprehensive audit of the treatment, storage, and disposal facility with which the Company contracts for the disposal of hazardous waste is performed annually by the Company. To date, the Company has not experienced any material environmental compliance problems, although there can be no assurance that such problems will not arise in the future.

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

Competition

     The market in which the Company does business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names. While usage of the Company's drivers was dominant during 1997 on the PGA, SPGA, LPGA, Nike, PGA European and Women's Professional Golf European Tour ("WPGET") Tours ("six pro tours"), its competitors included Taylor Made, Cobra, Mizuno, Titleist, Cleveland and Ping. In the six pro tours, the Company's competition for iron usage in 1997 included Ping, Mizuno, Titleist and Top Flite. New product introductions by competitors continue to generate increased market competition. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities by competitors will not negatively impact the Company's future sales.

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

Intellectual Property

     The Company seeks to protect its intellectual property rights, such as product designs, manufacturing processes, new product research and concepts, and trademarks. These rights are protected through the acquisition of utility and design patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, when necessary and appropriate, litigation against those who are, in the Company's opinion, unfairly competing. In the United States, the Company has applied for or been granted patents for certain features of its golf clubs. Additionally, it has been granted trademark registrations for Callaway(R), Big Bertha(R), Great Big Bertha(R), War Bird(R), S2H2(R), Odyssey(R), Stronomic(R) and several other product names and descriptions. There is no assurance that, prior to a court of competent jurisdiction validating them, any of these patents or trademarks are enforceable, although the Company believes them to be enforceable.

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

     An increasing number of the Company's competitors have, like the Company itself, sought to obtain patent, trademark or other protection of their proprietary rights and designs. From time to time others have or may contact the Company to claim that they have proprietary rights which have been infringed by the Company and/or its products. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. (See also Item 3, "Legal Proceedings.") To date, there have been no interruptions in the Company's business as the result of any claims of infringement. No assurance can be given, however, that the Company will not be adversely affected in the future by the assertion of intellectual property rights belonging to others. This effect could include alteration of existing products, withdrawal of existing products and delayed introduction of new products.

     Various patents have been issued to the Company's competitors in the golf ball industry. As Callaway Golf Ball Company develops a new golf ball product, it must avoid infringing on these patents or other intellectual property rights, or it must obtain licenses to use them lawfully. If any new golf ball product was found to infringe on protected technology, the Company could incur substantial costs to redesign its golf ball product or to defend legal actions. Despite its efforts to avoid such infringements, there can be no assurance that Callaway Golf Ball Company will not infringe on the patents or other intellectual property rights of third parties in its development efforts, or that it will be able to obtain licenses to use any such rights, if necessary.

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

Seasonality

     In the golf equipment industry, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the fourth and first quarters. The Company's business generally follows this seasonal trend and the Company expects this to continue. Unusual weather conditions such as the "El Nino" weather patterns being experienced in the winter of 1997-1998 will compound these seasonal affects and could have a negative effect on the Company's sales and results of operations.

Product Warranties

     The Company supports all of its golf clubs with a two year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors which use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. While any breakage or warranty problems are deemed significant to the Company, the incidence of clubs returned as a result of cracked clubheads, broken graphite shafts, loose medallions and other product problems to date has not been material in relation to the volume of Callaway Golf clubs which have been sold. The Company monitors closely the level and nature of any product breakage and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. The Company's Biggest Big Bertha(TM) Drivers, because of their large clubhead size and extra long, lightweight graphite shafts, have experienced shaft breakage at a rate higher than generally experienced with the Company's other metal woods. Significant increases in the incidence of breakage or other product problems may adversely affect the Company's sales and image with golfers. At December 31, 1997, 1996 and 1995, the Company's reserves for warranty claims were approximately $28.1 million $27.3 million, and $23.8 million, respectively. The increase in this reserve over the last several years has been primarily attributable to increased sales volume and change in product mix. The Company believes that it has sufficient reserves for warranty claims; however, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of shaft breakage or other product problems.

Employees

     As of December 31, 1997, the Company and its subsidiaries had 2,662 full-time employees, including 393 employed in sales and marketing, 169 employed in research and development and product engineering and 1,573 employed in production. The remaining full-time employees are administrative and support staff.

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

     In October 1997, the Company implemented a new computer system which runs most of the Company's principal data processing and financial reporting software applications. The application software used on this new system is Year 2000 compliant. The information systems of certain of the Company's subsidiaries, however, have not been converted to the new system, but the Company is in the process of implementing such conversion. Pursuant to the Company's Year 2000 Plan, the Company is currently evaluating its computerized production equipment to assure that the transition to the Year 2000 will not disrupt the Company's manufacturing capabilities. The Company is currently assessing the extent of the Year 2000 impact on its suppliers, distributors, customers and other vendors. Presently, the Company does not believe that Year 2000 compliance will result in additional material investments by the Company, nor does the Company anticipate that the Year 2000 problem will have material adverse effects on the business operations or financial performance of the Company. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company and its business.

Management Information Systems

     As noted above, in October 1997, the Company converted to a new integrated computer system which runs substantially all of the Company's principal data processing and financial reporting software applications. As the Company enters its traditional busy selling season in the second and third quarters, the demands on the Company's information systems will increase substantially. Any significant disruptions or delays in the Company's information systems during this period could negatively impact the Company's ability to process sales orders and compile other management information, which in turn could have material adverse effects on the Company's sales and results of operations.

Item 2.  Properties.

     The Company and its subsidiaries conduct operations in both owned and leased properties, located primarily near the Company's headquarters in Carlsbad, California. The 19 buildings utilized in the Company's Carlsbad operations include corporate offices, manufacturing, research and development, warehousing and distribution facilities, and comprise approximately 786,000 square feet of space. Eight of these properties, representing approximately 426,000 square feet of space are owned by the Company; an additional 11 properties, representing approximately

360,000 square feet of space, are leased. The Company also owns 11 acres of undeveloped land near its headquarters upon which it intends to construct a golf ball manufacturing plant for its wholly-owned subsidiary, Callaway Golf Ball Company. In addition, the Company and its subsidiaries conduct certain international operations outside of the United States, located in the United Kingdom, Germany, Japan and Korea, in leased facilities comprising approximately 65,000 square feet.

     The Company believes that its facilities are adequate to meet its current requirements. The Company has experienced rapid growth in its business for the last several years, however, and in order to accommodate this growth, the Company has regularly acquired or leased new facilities for manufacturing, research and development, office and storage. Although there can be no assurance that the Company will achieve similar growth in its business in the future, the Company expects that its practice of regularly acquiring or leasing additional properties near its headquarters in Carlsbad, California is likely to continue in the near term.

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

Item 4.  Submission of Matters to a Vote of Securities Holders.

     None.

Executive Officers of the Registrant

     Biographical information concerning certain of the Company's officers is set forth below.

         Name              Age   Position(s) Held
         ----              ---   ----------------
Ely Callaway.............  78    Founder, Chairman, and Chief of Advertising,
                                 Press and Public Relations

Donald H. Dye............  55    President and Chief Executive Officer

Bruce Parker.............  42    Senior Executive Vice President, Domestic Sales
                                 and Chief Merchant

John P. Duffy............  57    Senior Executive Vice President, Chief of
                                 Manufacturing

Richard C. Helmstetter...  56    Senior Executive Vice President, Chief of New
                                 Golf Club Products

Steven C. McCracken......  47    Executive Vice President, Licensing, Chief
                                 Legal Officer and Secretary

Frederick R. Port........  56    Senior Executive Vice President, International
                                 Sales

David A. Rane............  43    Executive Vice President, Administration and
                                 Planning, and Chief Financial Officer

Charles J. Yash..........  49    Executive Vice President; President and Chief
                                 Executive Officer, Callaway Golf Ball Company

     Ely Callaway, Founder, has served as Chairman of the Board of the Company since the Company's formation in 1982 and also currently serves as the Company's Chief of Advertising, Press and Public Relations and Chairman of the Executive and Compensation Committee of the Company's Board of Directors. He served as Chief Executive Officer from 1982 to May 1996. From 1974 to 1981, Mr. Callaway founded and operated Callaway Vineyard and Winery in Temecula, California, until it was sold. From 1946 to 1973, Mr. Callaway worked in the textile industry, where he served as a Divisional President of several major divisions of Burlington Industries, Inc., and in 1968 was elected Corporate President and Director of Burlington, which at the time was the world's largest textile company. Prior to 1945, Mr. Callaway served a five-year tour of duty in the U.S. Army Quartermaster Corps. Mr. Callaway is a 1940 graduate of Emory University.

     Donald H. Dye serves as President and Chief Executive Officer of the Company. He has served as Chief Executive Officer since May 1996, as President since 1993, and as a Director of the Company since its formation in 1982. He served as Chief Operating Officer from 1991 until May 1996, as Secretary from 1982 until 1994, as Vice Chairman of the Board from 1991 to 1993, and as General Counsel from 1991 until 1994. From 1973 to 1991, Mr. Dye was in the private practice of law in Riverside, California. During that period, he provided legal services to Callaway Vineyard & Winery, Mr. Callaway and the Company. Prior to 1973, Mr. Dye served five years in the U.S. Air Force as a member of the Judge Advocates General Corps. Mr. Dye is a 1967 graduate of UCLA School of Law.

     Bruce Parker, has served as a Director of the Company since July 1996, Senior Executive Vice President since 1993 and Chief Merchant since 1991. In addition, since April 1996, Mr. Parker has served as President of Callaway Golf Sales Company, the Company's wholly-owned subsidiary responsible for domestic sales operations. Mr. Parker also has served the Company in various vice presidential positions since 1984 and became Executive Vice President, Chief Merchant in October 1991. Prior to 1984, Mr. Parker worked as a sales manager for various golf club manufacturers in California.

     John P. Duffy has served the Company in various vice presidential positions since 1989 and became Executive Vice President, Chief of Manufacturing in March 1990 and Senior Executive Vice President in April 1993. From 1988 to 1989, Mr. Duffy served as Vice President--Product Line Management of Taylor Made Golf Company. From 1984 to 1988, Mr. Duffy served as Vice President- Manufacturing of Taylor Made. From 1982 to 1984, Mr.

Duffy served as General Manager--Western Division of Taylor Made. Prior to 1982, Mr. Duffy owned and operated golf retail outlets in Florida and California under the name "House of Golf."

     Richard C. Helmstetter has served the Company as Senior Executive Vice President, Chief of New Golf Club Products since February 1998 and as Senior Executive Vice President, Chief of New Products from 1993 to February 1998. Mr. Helmstetter served as President from 1990 to 1993 and as Executive Vice President from 1986 to 1990. From 1967 to 1986, Mr. Helmstetter served as President of Adam Ltd., a pool cue manufacturing and merchandising company which he founded and operated in Japan. During 1982 and 1983, Mr. Helmstetter also consulted extensively for several Japanese, European and American companies, including Bridgestone Corporation's strategic planning group. Mr. Helmstetter is a 1966 graduate of the University of Wisconsin.

     Steven C. McCracken has served the Company as Executive Vice President, Licensing and Chief Legal Officer since April 1997 and as Secretary since April 1994. He has served as an Executive Vice President since April 1996 and served as General Counsel from 1994 to April 1997. He served as Vice President from 1994 to April 1996. Prior to joining the Company, Mr. McCracken was a partner at Gibson, Dunn & Crutcher for 11 years, and had been in the private practice of law for over 18 years. During part of that period, he provided legal services to the Company. Mr. McCracken received a B.A., magna cum laude, from the University of California at Irvine in 1972 and a J.D. from the University of Virginia in 1975.

     Frederick R. Port has served as Senior Executive Vice President, International Sales since April 1997 and as President of the Company's International division since April 1996. He served as Executive Vice President, International Sales, Licensing and Business Development of the Company from April 1996 to April 1997. He served as Executive Vice President, Business Development, of the Company from 1995 to April 1996. From 1993 to 1995, Mr. Port was the Managing Director of Korn/Ferry International for the Southern California region (an executive recruiting and strategic consulting firm). Mr. Port served as an infantry officer in the United States Army. He is a 1963 graduate of UCLA and received his MBA with honors from UCLA in 1966.

     David A. Rane has served the Company as Executive Vice President, Finance and Administration since October 1997 and as Chief Financial Officer since 1994. He served as an Executive Vice President since April 1996, and as Vice President from 1994 to April 1996. Mr. Rane served as Director of Investor Relations from 1993 to 1994. Prior to 1993, Mr. Rane was a senior manager for the accounting firm of Price Waterhouse LLP, and served a total of 14 years in public accounting. Mr. Rane is a 1978 graduate of Brigham Young University.

     Charles J. Yash has served as an Executive Vice President of the Company since February 1998, as a Director of the Company since July 1996, and as President and Chief Executive Officer of Callaway Golf Ball Company, a wholly-owned subsidiary of the Company, since June 1996. From 1992 to June 1996, Mr. Yash was President and Chief Executive Officer and a Director of Taylor Made Golf Company. From 1979 to 1992, Mr. Yash was employed in various marketing positions with the golf products division of Spalding Sports Worldwide, including Corporate Vice President and General Manager-Golf Products, from 1988 to 1992. From 1970 to 1975, Mr. Yash served in the United States Navy in various positions. Mr. Yash completed the Advanced Executive Program at the University of Massachusetts in 1982, received his M.B.A. in 1977 from Harvard Business School and graduated with a Bachelor of Science degree from the U.S. Naval Academy in 1970.

     The Company has employment agreements with Messrs. Callaway, Parker, Duffy, McCracken, Port and Rane for terms commencing January 1, 1997 and ending December 31, 1999. The term of Mr. Dye's employment agreement also commenced January 1, 1997 and ends December 31, 2001. The Company also has an employment agreement with Mr. Yash which commenced May 15, 1996 and ends on May 14, 2001. The Company has a new three-year employment agreement with Mr. Helmstetter commencing January 1, 1998 which may be extended by either the Company or Mr. Helmstetter until as late as December 31, 2012.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Information in response to Item 5 is contained on page 48 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 6.  Selected Financial Data.

     Information in response to Item 6 is contained on page 28 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Information in response to Item 7 is contained on pages 29 through 33 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     Information in response to Item 8 is contained on pages 34 through 48 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Certain information concerning the Company's executive officers is included under the caption "Executive Officers of the Registrant" following Part I, Item
4. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and greater than 10% shareholders to file initial reports of ownership (on Form 3) and periodic changes in ownership (on Forms 4 and 5) of Company securities with the Securities and Exchange Commission and the New York Stock Exchange. Based solely on its review of copies of such forms and such written representations regarding compliance with such filing requirements as were received from its executive officers, directors and greater than 10% shareholders, the Company believes that all such Section 16(a) filing requirements were complied with during 1997 with one exception: the January
1997 Form 4 of Mr. Michael Sherwin, a former Director of the Company, was filed three days late due to clerical error.

     Other information required by Item 10 has been included in the Company's definitive proxy statement under the caption "Election of Directors," as filed with the Securities and Exchange Commission (the "Commission") on March 16, 1998 pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 11. Executive Compensation.

     The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits 10.1 to 10.19.3 to this Report. Information required by Item 11 has been included in the Company's definitive proxy statement under the captions "Compensation of Executive Officers," "Report of the Executive and Compensation Committee of the Board of Directors on Executive Compensation," "Performance Graph" and "Election of Directors," as filed with the Commission on March 16, 1998 pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 has been included in the Company's definitive proxy statement under the caption "Beneficial Ownership of the Company's Securities," as filed with the Commission on March 16, 1998 pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information required by Item 13 has been included in the Company's definitive proxy statement under the caption "Certain Transactions," as filed with the Commission on March 16, 1998 pursuant to Regulation 14A, which information is incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

     (a)  Documents filed as part of this report:

          1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries included in Part II, Item 8, are incorporated by reference from pages 34 through 47 of the 1997 Annual Report to Shareholders:

                  Consolidated Balance Sheet at December 31, 1997 and 1996

                  Consolidated Statement of Income for the three years ended December 31, 1997

                  Consolidated Statement of Cash Flows for the three years ended December 31, 1997

                  Consolidated Statement of Shareholders' Equity for the three years ended December 31, 1997

                  Notes to Consolidated Financial Statements

                  Report of Independent Accountants

          2. Financial Statement Schedule.

                  Report of Independent Accountants on Financial Statement Schedule

                  Schedule II - Consolidated Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          3. Exhibits.

                  3.1.1  Restated Articles of Incorporation of the Company./(2)/
                  3.1.2 Certificate of Amendment of Articles of Incorporation, effective February 10, 1995./(3)/
                  3.2 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock./(5)/
                  3.3    Bylaws of the Company (as amended through May 10,
                         1996)./(9)/
                  4.1    Dividend Reinvestment and Stock Purchase Plan./(1)/
                  4.2 Rights Agreement by and between the Company and Chemical Mellon Shareholder Services as Rights Agent dated as of June 21, 1995./(5)/

                              Executive Compensation Contracts/Plans
                10.1 Chairman and Founder Employment Agreement by and between the Company and Ely Callaway entered into as of January 1, 1997./(15)/
                10.2 Chief Executive Officer Employment Agreement by and between the Company and Donald H. Dye entered into as of January 1, 1997./(17)/
                10.3 Executive Officer Employment Agreement by and between the Company and Bruce Parker entered into as of as of January 1, 1997./(13)/
                10.4 Executive Officer Employment Agreement by and between the Company and Richard Helmstetter entered into as of January 1, 1998.
                10.5 Executive Officer Employment Agreement by and between the Company and John Duffy entered into as of January 1, 1997./(13)/
                10.6 Executive Officer Employment Agreement by and between the Company and Steven C. McCracken entered into as of January 1, 1997./(13)/
                10.7.1 Executive Officer Employment Agreement by and between the Company and Frederick R. Port entered into as of January 1, 1997./(13)/
                10.7.2 Stock Option Agreement by and between the Company and Frederick R. Port dated as of September 1, 1995./(6)/
                10.8 Executive Officer Employment Agreement by and between the Company and David Rane entered into as of January 1, 1997./(13)/
                10.9.1 Officer Employment Agreement by and between the Company and Charles Yash entered into as of May 15, 1996./(11)/
                10.9.2 Stock Option Agreement by and between the Company and Charles J. Yash dated as of May 10, 1996./(10)/
                10.10 Employment Agreement by and between the Company and Elmer L. Ward, Jr. entered into as of July 1, 1996./(12)/
                10.11.1 Form of Tax Indemnification Agreement./(5)/
                10.11.2 Form of Amendment No. 1 to Form of Tax Indemnification
                        Agreement./(12)/
                10.12 Executive Deferred Compensation Plan (as amended and restated through February 6, 1997)./(14)/
                10.13 Callaway Golf Company Executive Non-Discretionary Bonus Plan./(4)/
                10.14 Callaway Golf Company 1998 Executive Non-Discretionary Bonus Plan./(14)/
                10.15   1991 Stock Incentive Plan (as amended and restated April
                        1994)./(3)/
                10.16 Amended and Restated Stock Option Plan effective April 2, 1991./(8)/
                10.17 1996 Stock Option Plan (as amended and restated through April 17, 1997)./(14)/
                10.18 Callaway Golf Company Non-Employee Directors Stock Option Plan (as Amended and Restated April 17,
                        1996)./(10)/
                10.19.1 Form of Indemnification Agreement by and between the
                        Company and the following directors: William Baker, Richard Rosenfield, William Schreyer and Michael Sherwin, all dated January 25, 1995./(3)/
                10.19.2 Indemnification Agreement by and between the Company and
                        Ms. Aulana L. Peters, Director, dated July 18,
                        1996./(13)/
                10.19.3 Indemnification Agreement by and between the Company and
                        Vernon E. Jordan, Jr. dated July 16, 1997./(18)/

                                      Other Contracts
                10.20.1 Loan Agreement by and between the Company and First
                        Interstate Bank of California dated December 1,
                        1994./(3)/
                10.20.2 Amended and Restated Revolving Credit Note made by the
                        Company in the principal amount of $50,000,000 and payable to First Interstate Bank of California, dated December 1, 1995 and First Amendment to Loan Agreement by and between the Company and First Interstate Bank of California dated December 1, 1995./(9)/
                10.20.3 Extension of Amended and Restated Revolving Credit Note
                        dated December 11, 1997.
                10.21 Trust Agreement between Callaway Golf Company and Sanwa Bank California as Trustee, for the benefit of participating employees, dated July 14, 1995./(7)/
                10.22 Asset Purchase Agreement dated July 20, 1997 by and among Callaway Golf Company, Odyssey Sports, Inc. and U.S. Industries, Inc./(16)/

                13.1 Portions of the Company's 1997 Annual Report to Shareholders (with the exception of the information incorporated by reference specifically in this Report on Form 10-K, the 1997 Annual Report to Shareholders is not deemed to be filed as a part of this Report on Form 10-K).
                21.1    List of Subsidiaries.
                23.1    Consent of Independent Accountants.
                27.1    Financial Data Schedule for the year ended
                        December 31, 1997.
                27.2 Restated Financial Data Schedule for the year ended December 31, 1996.
                27.3 Restated Financial Data Schedule for the nine months ended September 30, 1997 and 1996.
                27.4 Restated Financial Data Schedule for the six months ended June 30, 1997 and 1996.
                27.5 Restated Financial Data Schedule for the three months ended March 31, 1997 and 1996.

                /(1)/ Included as the Prospectus in the Company's Registration Statement on Form S-3 (No. 33-77024), as filed with the Securities and Exchange Commission on March 29, 1994, and incorporated herein by reference.

                /(2)/ Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 33-85692), as filed with the Securities and Exchange Commission on October 28, 1994, and incorporated herein by reference.

                /(3)/ Included as an exhibit to the Company's 1994 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1995, and incorporated herein by reference.

                /(4)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995, as filed with the Securities and Exchange Commission on May 10, 1995, and incorporated herein by reference.

                /(5)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Securities and Exchange Commission on August 12, 1995, and incorporated herein by reference.

                /(6)/ Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 33-98750), as filed with the Securities and Exchange Commission on October 30, 1995, and incorporated herein by reference.

                /(7)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, as filed with the Securities and Exchange Commission on November 14, 1995, and incorporated herein by reference.

                /(8)/ Included as an exhibit to the Company's 1995 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.

                /(9)/ Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-5719), as filed with the Securities and Exchange Commission on June 11, 1996, and incorporated herein by reference.

                /(10)/ Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-5721), as filed with the Securities and Exchange Commission on June 11, 1996, and incorporated herein by reference.

                /(11)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, as filed with the Securities and Exchange Commission on August 14, 1996, and incorporated herein by reference.

                /(12)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, as filed with the Securities and Exchange Commission on November 13, 1996, and incorporated herein by reference.

                /(13)/ Included as an exhibit to the Company's 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.

                /(14)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997, and incorporated herein by reference.

                /(15)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, as filed with the Securities and Exchange Commission on August 14, 1997, and incorporated herein by reference.

                /(16)/ Included as an exhibit to the Company's Current Report on Form 8-K dated August 8, 1997, as filed with the Securities and Exchange Commission on August 22, 1997, and incorporated herein by reference.

                /(17)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, as filed with the Securities and Exchange Commission on November 14, 1997, and incorporated herein by reference.

(b)   Reports on Form 8-K:

      On October 22, 1997, the Company filed Amendment No. 1 to Current Report on Form 8-K/A dated August 8, 1997, regarding the consummation of the acquisition of substantially all of the assets of Odyssey Sports, Inc., reported under Items 2 and 7. The following financial statements were filed under Item 7 with that Report:

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

                                CALLAWAY GOLF COMPANY

Date:  March 30, 1998           /s/ ELY CALLAWAY
                                ---------------------------------------
                                Ely Callaway
                                Founder, Chairman and Chief of
                                Advertising, Press and Public Relations

                                /s/ DONALD H. DYE
                                ---------------------------------------
                                Donald H. Dye
                                President and Chief Executive Officer

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

             Signature                               Title                                     Date
             ---------                               -----                                     ----
Principal Executive Officers And Directors:

/s/ ELY CALLAWAY                                     Founder, Chairman, and Chief         March 30, 1998
-----------------------------------                  of Advertising, Press and Public
Ely Callaway                                         Relations

/s/ DONALD H. DYE                                    President and Chief Executive        March 30, 1998
-----------------------------------                  Officer
Donald H. Dye

Principal Financial And Accounting Officer:

/s/ DAVID A. RANE                                    Executive Vice President,            March 30, 1998
-----------------------------------                  Administration and Planning, and
David A. Rane                                        Chief Financial Officer

Other Directors:

/s/ WILLIAM C. BAKER                                 Director                             March 30, 1998
-----------------------------------
William C. Baker

/s/ VERNON E. JORDON, JR.                            Director                             March 30, 1998
-----------------------------------
Vernon E. Jordon, Jr.

/s/ BRUCE PARKER                                     Director                             March 30, 1998
-----------------------------------
Bruce Parker

/s/ AULANA L. PETERS                                 Director                             March 30, 1998
-----------------------------------
Aulana L. Peters

/s/ FREDERICK R. PORT                                Director                             March 30, 1998
-----------------------------------
Frederick R. Port

/s/ RICHARD ROSENFIELD                               Director                             March 30, 1998
-----------------------------------
Richard Rosenfield




/s/ WILLIAM SCHREYER                                 Director                             March 30, 1998
-----------------------------------
William Schreyer

/s/ ELMER WARD                                       Director                             March 30, 1998
-----------------------------------
Elmer Ward

/s/ CHARLES J. YASH                                  Director                             March 30, 1998
-----------------------------------
Charles J. Yash

       Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and Shareholders of Callaway Golf Company

Our audits of the consolidated financial statements referred to in our report dated January 28, 1998, except as to Note 14, which is as of February 11, 1998, appearing on page 47 of the 1997 Annual Report to Shareholders of Callaway Golf Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICE WATERHOUSE LLP


San Diego, California
January 28, 1998

                                                                     SCHEDULE II

                             CALLAWAY GOLF COMPANY

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
               For The Three Year Period Ended December 31, 1997

                                    Allowance       Allowance      Allowance
                                  for Doubtful    for Obsolete   for Warranty
             Date                   Accounts        Inventory        Costs
--------------------------------------------------------------------------------
                                                 (in thousands)

Balance, December 31, 1994           $6,412          $4,959        $ 18,182
         Provision                      101                          12,002
         Write-off                     (103)           (163)         (6,415)
         Recovery
                                  ----------------------------------------------
Balance, December 31, 1995            6,410           4,796          23,769
         Provision                      231             800          10,735
         Write-off                     (304)           (312)         (7,201)
         Recovery
                                  ----------------------------------------------
Balance, December 31, 1996            6,337           5,284          27,303
         Provision                    1,354             743          13,726
         Write-off                     (645)           (353)        (12,970)
         Recovery
                                  ----------------------------------------------
Balance, December 31, 1997           $7,046          $5,674        $ 28,059
                                  ==============================================

                                 EXHIBIT INDEX

                                                                 SEQ. PAGE
EXHIBITS                                                         NUMBER
--------                                                         ----------
3.1.1   Restated Articles of Incorporation of the Company./(2)/
3.1.2 Certificate of Amendment of Articles of Incorporation, effective February 10, 1995./(3)/
3.2     Certificate of Determination of Rights, Preferences,
        Privileges and Restrictions of Series A Junior
        Participating Preferred Stock./(5)/
3.3     Bylaws of the Company (as amended through May 10,
        1996)./(9)/
4.1     Dividend Reinvestment and Stock Purchase Plan./(1)/
4.2 Rights Agreement by and between the Company and Chemical Mellon Shareholder Services as Rights Agent dated as of June 21, 1995./(5)/

                Executive Compensation Contracts/Plans
10.1 Chairman and Founder Employment Agreement by and between the Company and Ely Callaway entered into as of January 1, 1997./(15)/
10.2 Chief Executive Officer Employment Agreement by and between the Company and Donald H. Dye entered into as of January 1, 1997./(17)/
10.3 Executive Officer Employment Agreement by and between the Company and Bruce Parker entered into as of as of January 1, 1997./(13)/
10.4 Executive Officer Employment Agreement by and between the Company and Richard Helmstetter entered into as of January 1, 1998.
10.5 Executive Officer Employment Agreement by and between the Company and John Duffy entered into as of January 1, 1997./(13)/
10.6 Executive Officer Employment Agreement by and between the Company and Steven C. McCracken entered into as of January 1, 1997./(13)/
10.7.1 Executive Officer Employment Agreement by and between the Company and Frederick R. Port entered into as of January 1, 1997./(13)/
10.7.2 Stock Option Agreement by and between the Company and Frederick R. Port dated as of September 1, 1995./(6)/
10.8 Executive Officer Employment Agreement by and between the Company and David Rane entered into as of January 1, 1997./(13)/
10.9.1 Officer Employment Agreement by and between the Company and Charles Yash entered into as of May 15, 1996./(11)/
10.9.2 Stock Option Agreement by and between the Company and Charles J. Yash dated as of May 10, 1996./(10)/
10.10 Employment Agreement by and between the Company and Elmer L. Ward, Jr. entered into as of July 1, 1996./(12)/
10.11.1 Form of Tax Indemnification Agreement./(5)/
10.11.2 Form of Amendment No. 1 to Form of Tax Indemnification
        Agreement./(12)/
10.12 Executive Deferred Compensation Plan (as amended and restated through February 6, 1997)./(14)/
10.13   Callaway Golf Company Executive Non-Discretionary Bonus
        Plan./(4)/
10.14   Callaway Golf Company 1998 Executive Non-Discretionary
        Bonus Plan./(14)/
10.15   1991 Stock Incentive Plan (as amended and restated April
        1994)./(3)/
10.16   Amended and Restated Stock Option Plan effective April
        2, 1991./(8)/
10.17 1996 Stock Option Plan (as amended and restated through April 17, 1997)./(14)/
10.18 Callaway Golf Company Non-Employee Directors Stock Option Plan (as Amended and Restated April 17,
        1996)./(10)/
10.19.1 Form of Indemnification Agreement by and between the Company and the following directors: William Baker, Richard Rosenfield, William Schreyer and Michael Sherwin, all dated January 25, 1995./(3)/
10.19.2 Indemnification Agreement by and between the Company and Ms. Aulana L. Peters, Director, dated July 18, 1996./(13)/
10.19.3 Indemnification Agreement by and between the Company and Vernon E. Jordan, Jr. dated July 16, 1997./(18)/

                      Other Contracts
10.20.1 Loan Agreement by and between the Company and First Interstate Bank of California dated December 1, 1994./(3)/
10.20.2 Amended and Restated Revolving Credit Note made by the Company in the principal amount of $50,000,000 and payable to First Interstate Bank of California, dated December 1, 1995 and First Amendment to Loan Agreement by and between the Company and First Interstate Bank of California dated December 1, 1995./(9)/
10.20.3 Extension of Amended and Restated Revolving Credit Note dated December 11, 1997.
10.21 Trust Agreement between Callaway Golf Company and Sanwa Bank California as Trustee, for the benefit of participating employees, dated July 14, 1995./(7)/
10.22 Asset Purchase Agreement dated July 20, 1997 by and among Callaway Golf Company, Odyssey Sports, Inc. and U.S. Industries, Inc./(16)/

13.1 Portions of the Company's 1997 Annual Report to Shareholders (with the exception of the information incorporated by reference specifically in this Report on Form 10-K, the 1997 Annual Report to Shareholders is not deemed to be filed as a part of this Report on Form 10-K).
21.1    List of Subsidiaries.
23.1    Consent of Independent Accountants.
27.1    Financial Data Schedule for the year ended
        December 31, 1997.
27.2    Restated Financial Data Schedule for the year ended
        December 31, 1996.
27.3 Restated Financial Data Schedule for the nine months ended September 30, 1997 and 1996.
27.4 Restated Financial Data Schedule for the six months ended June 30, 1997 and 1996.
27.5 Restated Financial Data Schedule for the three months ended March 31, 1997 and 1996.

/(1)/   Included as the Prospectus in the Company's Registration
        Statement on Form S-3 (No. 33-77024), as filed with the Securities and Exchange Commission on March 29, 1994, and incorporated herein by reference.

/(2)/   Included as an exhibit to the Company's Registration
        Statement on Form S-8 (No. 33-85692), as filed with the Securities and Exchange Commission on October 28, 1994, and incorporated herein by reference.

/(3)/   Included as an exhibit to the Company's 1994 Annual
        Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1995, and incorporated herein by reference.

/(4)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995, as filed with the Securities and Exchange Commission on May
        10, 1995, and incorporated herein by reference.

/(5)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Securities and Exchange Commission on August 12, 1995, and incorporated herein by reference.

/(6)/   Included as an exhibit to the Company's Registration
        Statement on Form S-8 (No. 33-98750), as filed with the Securities and Exchange Commission on October 30, 1995, and incorporated herein by reference.

/(7)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, as filed with the Securities and Exchange Commission on November 14, 1995, and incorporated herein by reference.

/(8)/   Included as an exhibit to the Company's 1995 Annual
        Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.

/(9)/   Included as an exhibit to the Company's Registration
        Statement on Form S-8 (No. 333-5719), as filed with the Securities and Exchange Commission on June 11, 1996, and incorporated herein by reference.

/(10)/  Included as an exhibit to the Company's Registration
        Statement on Form S-8 (No. 333-5721), as filed with the Securities and Exchange Commission on June 11, 1996, and incorporated herein by reference.

/(11)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, as filed with the Securities and Exchange Commission on August 14, 1996, and incorporated herein by reference.

/(12)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, as filed with the Securities and Exchange Commission on November 13, 1996, and incorporated herein by reference.

/(13)/  Included as an exhibit to the Company's 1996 Annual
        Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.

/(14)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, as filed with the Securities and Exchange Commission on May
        15, 1997, and incorporated herein by reference.

/(15)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, as filed with the Securities and Exchange Commission on August 14, 1997, and incorporated herein by reference.

/(16)/ Included as an exhibit to the Company's Current Report on Form 8-K dated August 8, 1997, as filed with the Securities and Exchange Commission on August 22, 1997, and incorporated herein by reference.

/(17)/ Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, as filed with the Securities and Exchange Commission on November 14, 1997, and incorporated herein by reference.