Form 10-Q
period 1998-03-31
CALLAWAY GOLF CO /CA
filed 1998-05-15
CIK 837465

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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

     The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of April 30, 1998 was 74,753,314.

                             CALLAWAY GOLF COMPANY

                                     INDEX



                                                                            Page
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Condensed Balance Sheet at March 31, 1998
                    and December 31, 1997                                     3

                 Consolidated Condensed Statement of Income for the
                    three months ended March 31, 1998 and 1997                4

                 Consolidated Condensed Statement of Cash Flows for the
                    three months ended March 31, 1998 and 1997                5

                 Consolidated Condensed Statement of Shareholders' Equity
                    for the three months ended March 31, 1998                 6

                 Notes to Consolidated Condensed Financial Statements         7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          9

Part II. Other Information                                                   17

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             CALLAWAY GOLF COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                (In thousands, except share and per share data)

                                                       March 31,    December 31,
                                                         1998           1997
                                                      -----------   ------------
ASSETS                                                (Unaudited)
------
Current assets:
  Cash and cash equivalents                            $  14,430     $  26,204
  Accounts receivable, net                               147,352       124,470
  Inventories, net                                       142,036        97,094
  Deferred taxes                                          24,714        23,810
  Other current assets                                    11,438        10,208
                                                       ---------     ---------
     Total current assets                                339,970       281,786

Property, plant and equipment, net                       147,803       142,503
Intangible assets, net                                   116,348       112,141
Other assets                                              28,745        25,284
                                                       ---------     ---------

                                                       $ 632,866     $ 561,714
                                                       =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                $  48,883     $  30,063
  Line of credit                                          30,000
  Accrued employee compensation and benefits              15,569        14,262
  Accrued warranty expense                                30,158        28,059
  Income taxes payable                                     4,129
                                                       ---------     ---------
     Total current liabilities                           128,739        72,384
Long-term liabilities                                      8,405         7,905

Commitments and contingencies (Note 7)

Shareholders' equity:
  Preferred Stock, $.01 par value, 3,000,000 shares
   authorized, none issued and outstanding at March
   31, 1998 and December 31, 1997, respectively
  Common Stock, $.01 par value, 240,000,000 shares
   authorized, 74,733,864 and 74,251,664 issued and
   outstanding at March 31, 1998, and December 31,
   1997, respectively                                        747           743
  Paid-in capital                                        351,283       337,403
  Unearned compensation                                   (7,319)       (3,575)
  Retained earnings                                      304,416       298,728
  Accumulated other comprehensive income                     295          (559)
  Less: Grantor Stock Trust (5,300,000 shares)
   at market                                            (153,700)     (151,315)
                                                       ---------     ---------

     Total shareholders' equity                          495,722       481,425
                                                       ---------     ---------

                                                       $ 632,866     $ 561,714
                                                       =========     =========

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
            CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                     (In thousands, except per share data)

                                                   Three Months Ended
                                              ---------------------------
                                                        March 31,
                                                1998               1997
                                              --------           --------

Net sales                                     $176,908   100%    $169,073   100%
Cost of goods sold                              93,203    53%      82,071    49%
                                              --------           --------

 Gross profit                                   83,705    47%      87,002    51%

Operating expenses:
 Selling                                        35,792    20%      26,579    16%
 General and administrative                     20,504    12%      16,254    10%
 Research and development                        8,665     5%       5,953     4%
                                              --------           --------

Income from operations                          18,744    11%      38,216    23%

Other (expense) income, net                       (337)             1,383
                                              --------           --------

Income before income taxes                      18,407    10%      39,599    23%
Provision for income taxes                       7,247             15,133
                                              --------

Net income                                    $ 11,160     6%    $ 24,466    14%
                                              ========           ========

Earnings per common share:
  Basic                                       $   0.16           $   0.36
  Diluted                                     $   0.16           $   0.34

Common equivalent shares:
  Basic                                         69,184             68,016
  Diluted                                       71,173             71,763

Dividends paid per share                      $   0.07           $   0.07

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                            Three months ended
                                                           --------------------
                                                                 March 31,
                                                             1998        1997
                                                           --------    --------
Cash flows from operating activities:
  Net income                                               $ 11,160    $ 24,466
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                              6,829       3,460
   Non-cash compensation                                      4,298       4,309
   Tax benefit from exercise of stock options                 1,531       6,285
   Deferred taxes                                            (1,650)       (380)
   Increase (decrease) in cash resulting from
     changes in:
     Accounts receivable, net                               (22,747)    (23,174)
     Inventories, net                                       (42,508)      1,489
     Other assets                                            (8,340)     (3,945)
     Accounts payable and accrued expenses                   16,034      22,720
     Accrued employee compensation and benefits               3,902        (351)
     Accrued warranty expense                                 2,099         (23)
     Income taxes payable                                     6,835       6,635
     Other liabilities                                          499         640
                                                           --------    --------

  Net cash (used in) provided by operating activities       (22,058)     42,131
                                                           --------    --------

Cash flows from investing activities:
  Business acquisitions, net of cash acquired                (4,296)
  Capital expenditures                                      (12,104)    (11,503)
                                                           --------    --------

  Net cash used in investing activities                     (16,400)    (11,503)
                                                           --------    --------

Cash flows from financing activities:
  Issuance of Common Stock                                    1,927       4,359
  Dividends paid                                             (4,846)     (4,773)
  Retirement of Common Stock                                   (627)    (25,091)
  Net proceeds from line of credit                           30,000
                                                           --------    --------

  Net cash provided  by (used in) financing activities       26,454     (25,505)
                                                           --------    --------

  Effect of exchange rate changes on cash                       230          43
                                                           --------    --------

Net (decrease) increase in cash and cash equivalents        (11,774)      5,166
Cash and cash equivalents at beginning of period             26,204     108,457
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 14,430    $113,623
                                                           ========    ========

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
     CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                (In thousands)

                                                                                   Accumulated
                                                                                      other
                                 Common Stock   Paid-in     Unearned    Retained  Comprehensive                        Comprehensive
                                Shares  Amount  Capital   Compensation  Earnings      Income        GST       Total       Income
                                ------  ------  --------  ------------  --------  -------------  ---------   --------  -------------

Balance, December 31, 1997      74,252   $743   $337,403     $(3,575)   $298,728      $(559)     $(151,315)  $481,425
 Exercise of stock options         205      2      1,925                                                        1,927
 Issuance of Restricted
  Common Stock                     130      1      4,029      (4,030)
 Tax benefit from exercise
  of stock options                                 1,531                                                        1,531
 Compensatory stock and
  stock options                                      345         286                                              631
 Employee stock purchase plan      167      2      3,665                                                        3,667
 Stock retirement                  (20)    (1)                              (626)                                (627)
 Cash dividends, net                                                      (5,217)                              (5,217)
 Dividends on shares held
  by GST                                                                     371                                  371
 Adjustment of GST shares
  to market value                                  2,385                                            (2,385)
 Equity adjustment from
  foreign currency                                                                      854                       854     $   854
 Net income                                                               11,160                               11,160      11,160
                                ------   ----   --------     -------    --------      -----      ---------   --------     -------
Balance, March 31, 1998         74,734   $747   $351,283     $(7,319)   $304,416      $ 295      $(153,700)  $495,722     $12,014
                                ======   ====   ========     =======    ========      =====      =========   ========     =======

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of presentation
    ---------------------

The accompanying financial information for the three months ended March 31, 1998 and 1997 has been prepared by Callaway Golf Company (the "Company") and has not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997. Interim operating results are not necessarily indicative of operating results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  Inventories
    -----------

Inventories at March 31, 1998 and December 31, 1997 (in thousands):

                                              March 31,      December 31,
                                                1998             1997
                                             -----------     ------------
                                             (Unaudited)
Inventories, net:
  Raw materials                                $ 59,791        $ 47,780
  Work-in-process                                 2,739           3,083
  Finished goods                                 85,138          51,905
                                               --------        --------
                                                147,668         102,768

  Less reserve for obsolescence                  (5,632)         (5,674)
                                               --------        --------

                                               $142,036        $ 97,094
                                               ========        ========

3.  Cash equivalents
    ----------------

Cash equivalents are highly liquid investments purchased with maturities of three months or less. Cash equivalents consist primarily of investments in money market accounts.

4.  Bank line of credit
    -------------------

The Company has a $150.0 million unsecured line of credit. At March 31, 1998, the amount available under the line of credit was $117.2 million and the weighted-average interest rate of the outstanding borrowings was 5.8%. The line of credit has been primarily utilized to support portions of the Company's operations and the issuance of letters of credit, of which there were $2.8 million outstanding at March 31, 1998.

The line of credit requires the Company to maintain certain financial ratios, including current and debt-to-equity ratios. The Company is also subject to other restrictive covenants under the terms of the credit agreement. As of March 31, 1998, the Company was in compliance with all such covenants.

5.  Comprehensive income
    --------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income and foreign currency translation adjustments. In accordance with the provisions of APB 23, "Accounting for Income Taxes--Special Areas," the Company has elected the indefinite reversal criterion, and accordingly, does not accrue income taxes on foreign currency translation adjustments. The financial statements of prior periods presented have been reclassified for comparative purposes.

6.  Earnings per share
    ------------------

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This statement requires presentation of basic and diluted earnings per common share. All earnings per common share data reported in prior periods have been restated in accordance with SFAS No. 128. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the three months ended March 31, 1998 and 1997 is presented below.


(in thousands, except per share data)                    Three months ended March 31,
-----------------------------------------------------------------------------------------------------
                                                     1998                           1997
-----------------------------------------------------------------------------------------------------
                                                                 (Unaudited)
-----------------------------------------------------------------------------------------------------
                                           Net               Per-Share     Net              Per-Share
                                          Income    Shares    Amount     Income    Shares    Amount
-----------------------------------------------------------------------------------------------------
Net income                                $11,160                        $24,466

Basic EPS                                           69,184     $0.16               68,016     $0.36

Dilutive Securities                                  1,989                          3,747
                                                    ------                         ------

Diluted EPS                                         71,173     $0.16               71,763     $0.34
=====================================================================================================

For the three months ended March 31, 1998 and 1997, 3,980,000 and 183,900 options outstanding were excluded from the calculations as their effect would have been antidilutive.

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

The Company has committed to purchase titanium golf clubheads costing approximately $54.8 million from one of its vendors. These clubheads are to be shipped to the Company in accord with a production schedule that extends into 1999.

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

8.  Subsequent event
    ----------------

On May 5, 1998, the Company purchased the remaining 80 percent equity interest in All-American Golf LLC ("All-American") for approximately $4.5 million. Prior to this event, the Company had a 20 percent equity interest in All-American, which operates a nine-hole golf course, performance center, training facility and driving range located in Las Vegas, Nevada.

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

Certain Factors Affecting Callaway Golf Company

   Growth in Sales; Profit Margins; Seasonality

The Company believes that the growth rate in the world-wide golf equipment market has been modest for the past several years and may now be declining.
In addition, recent economic turmoil in Southeast Asia and Korea has caused a significant contraction in the retail golf markets in these countries and has had an adverse effect on the Company's sales and results of operations for the first quarter of 1998 and the fourth quarter of 1997. The Company expects this situation to continue until economic stability returns to these areas. Potential economic disruption from this turmoil in other areas, such as Japan and elsewhere in Asia, also could adversely impact the Company's future sales and results of operations. Additionally, sales in the U.S. of the Company's most profitable products -- Biggest Big Bertha(TM), Great Big Bertha(R) and Big Bertha(R) Metal Woods -- slowed in the first quarter of 1998, and may remain soft. No assurances can be given that the demand for the Company's existing products or the introduction of new products will permit the Company to experience growth in sales.

The Company experienced an increase in its cost of goods sold during the first quarter of 1998 and the third and fourth quarters of 1997 compared to historical levels. In the first quarter of 1998 this increase was primarily due to an increase in irons as a percentage of sales and credits, and discounts given on remaining Big Bertha(R) Iron inventory at retail, while in the third and fourth quarters of 1997 the increase was primarily due to a general increase in sales of irons, which have lower margins than metal woods, and an increase in sales to Japan, an area which has the lowest margins of all the areas in which the Company sells. If sales of irons as a percentage of the Company's total sales remain at these levels or continue to rise, the recent increase in cost of goods sold over historical levels will continue.

In the golf equipment industry, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the fourth and first quarters. The Company's business generally follows this seasonal trend and the Company expects this to continue. Unusual or severe weather conditions such as the "El Nino" weather patterns experienced during the winter of 1997-1998 have compounded these seasonal effects and had an adverse effect on the Company's sales and results of operations for the first quarter of 1998. Such conditions could have a negative effect on the Company's future sales and results of operations.

  Competition

The market in which the Company does business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names. New product introductions and/or price reductions by competitors continue to generate increased market competition. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities by competitors will not negatively impact the Company's future sales.

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

  New product introduction

The Company believes that the introduction of new, innovative golf equipment is important to its future success. As a result, the Company faces certain risks associated with such a strategy. For example, new models and basic design changes in golf equipment are frequently met with consumer rejection. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the marketplace. New designs should generally satisfy the standards established by the United States Golf Association ("USGA") and the Royal and Ancient Golf Club of St. Andrews ("R&A") because these standards are generally followed by golfers within their respective jurisdictions. There is no assurance that new designs will receive USGA and/or R&A approval, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company's products.

Reports have surfaced recently indicating that the USGA is evaluating steps that might prohibit or restrict the use of modern, thin-faced metal woods under the Rules of Golf. These reports predict that the USGA will promulgate by the year 2000 a rule establishing the maximum speed at which a golf ball can come off a clubhead, similar to the USGA's existing "overall distance" standard applicable to golf balls. The Company is aware of work ongoing at the USGA with regard to the performance of thin-faced metal woods, but it has been advised by the USGA that no decision has been made regarding new rules or rule interpretations applicable to golf clubs. Although all of the Company's current products have been approved by the USGA, it is possible that such reports and rumors about possible action by the USGA against thin-faced metal woods are having or may have a negative effect on the Company.

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

The Company plans its manufacturing capacity based upon the forecasted demand for its products. Actual demand for such products may exceed or be less than forecasted demand. If the Company is unable to produce sufficient quantities of new products in time to fulfill actual demand, especially during the Company's traditionally busy second and third quarters, it could limit the Company's sales and adversely affect its financial performance. On the other hand, the Company commits to components and other manufacturing inputs for varying periods of time, which can limit the Company's ability to quickly react if actual demand is less than forecast. This could result in excess inventories that could adversely affect the Company's financial performance. In addition, the Company's unique product designs often require sophisticated manufacturing techniques, which can limit the Company's ability to quickly expand its manufacturing capacity to meet the full demand for its products.

    Product breakage

The Company supports all of its golf clubs with a limited two year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors which use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. While any breakage or warranty problems are deemed significant to the Company, the incidence of clubs returned as a result of cracked clubheads, broken graphite shafts, loose medallions and other product problems to date has not been material in relation to the volume of Callaway Golf clubs which have been sold. The Company monitors closely the level and nature of any product breakage and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. The Company's Biggest Big Bertha(TM) Drivers, because of their large clubhead size and extra long, light weight graphite shafts, have experienced shaft breakage at a rate higher than generally experienced with the Company's other metal woods. Significant increases in the incidence of shaft breakage or other product problems may adversely affect the Company's sales and image with golfers. The Company believes that it has sufficient reserves for warranty claims; however, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of shaft breakage or other product problems.

    Dependence on certain vendors and materials

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

    "Gray market" distribution


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

    Professional endorsements

The Company establishes relationships with professional golfers in order to promote the Callaway Golf brand among both professional and amateur golfers.
The Company has entered into endorsement arrangements with members of the Senior Professional Golf Association's Tour, the Professional Golf Association's Tour, the Ladies Professional Golf Association's Tour, the European Professional Golf Association's Tour and the Nike Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor's products despite contractual commitments. If one or more of Callaway Golf's professional endorsers were to stop using the Company's products contrary to their endorsement agreements, the Company's business could be adversely affected in a material way by the negative publicity.

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

    New business ventures

The Company has invested, and expects to continue to invest, significant capital in new business ventures. Investments in these ventures have had a negative impact on the Company's cash flows and results of operations and will continue to do so for the next several years. There can be no assurance that these new ventures will lead to new product offerings or otherwise increase the revenues and profits of the Company. Like all new businesses, these ventures require significant management time, involve a high degree of risk and will present many new challenges for the Company. There can be no assurance that these activities will be successful, or that the Company will realize appropriate returns on its investments in these new ventures.

    International distribution

The Company's management believes that controlling the distribution of its products throughout the world will be an element in the future growth and success of the Company. The Company is actively pursuing a reorganization of its international operations, including the acquisition of distribution rights in certain key countries in Europe, Asia and North America. These efforts have and will result in additional investments in inventory, accounts receivable, corporate infrastructure and facilities. The integration of foreign distributors into the Company's international sales operations will require the dedication of management resources which may temporarily detract from attention to the day-to-day business of the Company. Additionally, the integration of foreign distributors increases the Company's exposure to fluctuations in exchange rates for various foreign currencies which could result in losses and, in turn, could adversely impact the Company's results of operations. To date, losses resulting from exchange rate fluctuations have not had a significant adverse impact on the Company's results of operations. However, there can be no assurance that the Company will be able to mitigate this exposure in the future through its management of foreign currency transactions. International reorganization also could result in disruptions in the distribution of the Company's products in some areas. There can be no assurance that the acquisition of some or all of the Company's foreign distributors will be successful, and it is possible that an attempt to do so will adversely affect the Company's business.

The Company, through a distribution agreement, appointed Sumitomo Rubber Industries, Ltd. ("Sumitomo") as the sole distributor of the Company's golf clubs in Japan. The current distribution agreement began in February 1993 and runs through December 31, 1999. The Company does not intend to extend this agreement.

The Company has established ERC International Company ("ERC"), a wholly-owned Japanese corporation, for the purpose of distributing Odyssey(R) products immediately, Callaway Golf balls when ready and Callaway Golf clubs beginning January 1, 2000. There will be significant costs and capital expenditures invested in ERC before there will be sales sufficient to support such costs. Furthermore, there are significant risks associated with the Company's intention to effectuate distribution in Japan through ERC, and it is possible that doing so will have a material adverse effect on the Company's operations and financial performance.

    Golf ball development

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

The Company's golf ball business is in the early stages of development and has had a negative impact on the Company's cash flows and results of operations and will continue to do so for the next several years. The Company believes that many of the same factors which affect the golf equipment industry, including growth rate in the golf equipment industry, intellectual property rights of others, seasonality and new product introductions, also apply to the golf ball business. In addition, the golf ball business is highly competitive with a number of well-established and well-financed competitors. These competitors have established market share in the golf ball business which will need to be penetrated in order for the Company's golf ball business to be successful.

    Year 2000 and euro compliance

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

Many of the countries in which the Company sells its products are Member States of the Economic and Monetary Union ("EMU"). Beginning January 1, 1999 Member States of the EMU may begin trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships during the transitional period, beginning January 1999 and ending June 2002. As noted above, the Company is in the process of installing a new computer system at its subsidiaries. This new system, which will run substantially all of the principal data processing and financial reporting software of these subsidiaries, will contain the functionality to process transactions in either a country's local currency or euro beginning in late 1999, after the implementation of an upgrade. Until such time as the upgrade has occurred, transactions denominated in euro will be processed manually. The Company does not anticipate a large demand from its customers to transact in euros. Additionally, the Company does not believe that it will incur material costs specifically associated with manually processing data or preparing its business systems to operate in either the transitional period or beyond. However, there can be no assurance that the conversion of EMU Member States to euro will not have a material adverse effect on the Company and its operations.

Results of Operations

     Three-month periods ended March 31, 1998 and 1997:

Net sales increased 5% to $176.9 million for the three months ended March 31, 1998 compared to $169.1 million for the comparable period in the prior year.
The increase was largely attributable to sales of Odyssey(R) product, which contributed $10.1 million to net sales during the first quarter of 1998. This increase was partially offset by a decrease in net sales of Callaway(R) product during the first quarter of 1998 as compared with the comparable period of the prior year. The decrease in Callaway(R) product sales is primarily attributable to decreases in metal wood sales. Overall sales were affected by decreases in sales in California and Florida, the markets most negatively affected by the unusual "El Nino" weather conditions, and economic problems in the non-Japanese Asian markets, partially offset by an increase in iron sales associated with the introduction of Big Bertha(R) X-12 Irons.

For the three months ended March 31, 1998, gross profit decreased 4% to $83.7 million from $87.0 million for the comparable period in the prior year. As a percentage of net sales, gross profit decreased to 47% from 51% for the quarter ended March 31, 1998 as compared to the comparable quarter of the prior year, primarily as a result of slightly higher cost of sales due to a general increase in sales of irons, which have lower margins than metal woods, as a percentage of the Company's total sales, and credits and discounts given to customers on remaining Big Bertha(R) Iron inventory at retail. Additionally, the Company has experienced a higher rate of return of metal woods over the past several quarters as compared to that previously experienced. As a result, the Company has increased the rate at which it reserves for warranty claims, further reducing its gross margin for the three months ended March 31, 1998.

Selling expenses increased to $35.8 million in the first quarter of 1998 compared to $26.6 million in the first quarter of 1997. As a percentage of net sales, selling expenses increased to 20% from 16% during the first quarter of 1998 over the first quarter of 1997. The $9.2 million increase is primarily the result of selling expenses related to Odyssey, increased pro tour expenses primarily resulting from tour signage, and increased advertising and promotional costs.

General and administrative expenses increased to $20.5 million for the three months ended March 31, 1998 from $16.3 million for the comparable period in the prior year. As a percentage of net sales, general and administrative expenses in the first quarter of 1998 increased to 12% from 10%. The $4.2 million increase is primarily attributable to general and administrative costs related to Odyssey, including amortization of intangibles associated with the purchase of substantially all of the assets and certain liabilities of Odyssey Sports, Inc., and costs associated with operations of Callaway Golf Ball Company.

Research and development expenses increased to $8.7 million in the first quarter of 1998 compared to $6.0 million in the comparable period of the prior year. As a percentage of net sales, research and development expenses in the first quarter of 1998 increased to 5% from 4% in the first quarter of 1997. The $2.7 million increase is primarily the result of increased product engineering costs associated with casting technology, and costs associated with golf ball development.


Liquidity and Capital Resources

At March 31, 1998, cash and cash equivalents decreased to $14.4 million from $26.2 million at December 31, 1997 primarily due to $22.1 million used in operations. The decrease in cash flows from operations is primarily attributable to an increases in accounts receivable and inventories, partially offset by an increase in accounts payable and accrued expenses.

Also contributing to the decrease in cash during the period was cash used in investing activities of $16.4 million, primarily resulting from capital expenditures for building improvements, machinery and computer equipment as well as the acquisition of the Company's distributors in Korea, Belgium and Denmark.

The decreases in cash flows from operations and investing activities were partially offset by cash provided by financing activities, associated primarily with net proceeds from the Company's revolving line of credit as well as issuance of Common Stock, partially offset by dividends paid.

Historically, the Company's principal source of liquidity, both on a short-term and long-term basis, has been cash flow provided by operations. The Company increased its line of credit facility from $50.0 million to $150.0 million in February 1998. The Company has borrowed against its line of credit to supplement cash flow used in operations based upon the Company's need to increase its inventory levels and finance additional operational activities during the quarter ended March 31, 1998. At March 31, 1998, the Company had available $117.2 million on this line of credit. The Company intends to repay its borrowings on its line of credit with cash flow from operations. The Company believes that, based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, it will be able to maintain its current level of operations, including planned capital expenditures for the foreseeable future, through operating cash flows and available borrowings under its line of credit. There can be no assurance, however, that future industry specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

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

         None

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         None

Item 5.  Other Information:

On May 12, 1998, the Company issued a press release announcing the continued adverse impact of market conditions on its second quarter 1998 sales and earnings, which press release is attached hereto as Exhibit 99 and incorporated herein by reference.

The Company previously reported in a February 27, 1998 press release that it expected first quarter 1998 sales and earnings to be lower than expected due to unusual severe weather patterns related to "El Nino" and the "Asian Flu." Although the Company believes that the "El Nino" weather patterns have now largely dissipated, and should not be a continuing concern, the "Asian Flu" appears to have worsened, and may be having a negative impact on business in Japan, which accounted for about 10% of the Company's revenues in 1997.

Moreover, metal wood sales continue to be soft in the second quarter of 1998. The Company believes this is largely the result of extensive and continuing price reductions by competitors as well as competition from new competitors in the metal woods market. Additionally, there is some indication that demand for premium priced titanium metal woods in general has softened, affecting the entire golf club industry. Retail sales reports also indicate that the domestic putter market is down generally, and as a result, sales of Odyssey(R) putters by the Company's wholly-owned subsidiary, Odyssey Golf, Inc., are also expected to be below targets for the quarter ended June 30, 1998.

While sales of the Company's newly introduced Big Bertha(R) X-12(TM) Irons continue to be strong, both domestically and internationally, sales of the Company's other irons, Great Big Bertha(R) Tungsten.Titanium(TM) Irons in particular, have softened. The Company makes smaller profit margins from sales of its irons as compared to the margins earned on sales of its metal woods.

The Company also stated that reports have surfaced indicating that the USGA, the governing body of golf in the United States, is evaluating steps that might prohibit or restrict the use of modern, thin-faced metal woods under the Rules of Golf. These reports predict that the USGA will promulgate by the Year 2000 a rule establishing the maximum speed at which a golf ball can come off a clubhead, similar to the USGA's existing "overall distance" standard applicable to golf balls. The Company is aware of work ongoing at the USGA with regard to the performance of thin-faced metal woods, but it has been advised by the USGA that no decision has been made regarding new rules or rule interpretations applicable to golf clubs. Although all of the Company's current products have been approved by the USGA, it is possible that such reports and rumors about possible action by the USGA against thin-faced metal woods are having or may have a negative effect on the Company.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the press release, a copy of which is attached hereto as Exhibit 99.

Item 6.  Exhibits and Reports on Form 8-K:

         a.  Exhibits:
             --------
             10.12 Executive Deferred Compensation Plan (as amended and restated, effective January 1, 1998).
             10.20 Revolving Loan Agreement, dated February 4, 1998 among Callaway Golf Company, certain lenders therein named and Wells Fargo Bank, National Association as Administrative Agent.

             10.23 Operating Agreement for Callaway Golf Media Ventures, LLC, a California Limited Liability Company, executed as of January 26, 1998, by and between Callaway Golf Company and Callaway Editions, Inc.

             27     Financial Data Schedule.

             99 Callaway Golf Company Press Release entitled "Market Conditions will Continue to Adversely Impact Callaway Golf Company's Second Quarter 1998 Sales and Earnings," dated May 12, 1998.
____________________

         b.  Reports on Form 8-K:
             -------------------

             None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY



Date:  May 14, 1998        /s/ Donald H. Dye
                           ---------------------------
                               Donald H. Dye
                               President and
                               Chief Executive Officer



                           /s/ David A. Rane
                           ---------------------------
                               David A. Rane
                               Executive Vice President, Planning
                               and Administration and Chief Financial Officer

                                 EXHIBIT INDEX
                                 --------------


Exhibit Number                        Description
--------------                        -----------

     10.12 Executive Deferred Compensation Plan (as amended and restated, effective January 1, 1998).

     10.20 Revolving Loan Agreement, dated February 4, 1998 among Callaway Golf Company, certain lenders therein named and Wells Fargo Bank, National Association, as Administrative Agent.

     10.23 Operating Agreement for Callaway Golf Media Ventures, LLC, a California Limited Liability Company, executed as of January 26, 1998, by and between Callaway Golf Company and Callaway Editions, Inc.

     27     Financial Data Schedule.

     99 Callaway Golf Company Press Release entitled "Market Conditions will Continue to Adversely Impact Callaway Golf Company's Second Quarter 1998 Sales and Earnings," dated May 12, 1998.
__________________________