Form 10-Q
period 1998-06-30
CALLAWAY GOLF CO /CA
filed 1998-08-14
CIK 837465

                                                                      V 1 to V 3

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

       The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of July 31, 1998 was 75,115,580.

                             CALLAWAY GOLF COMPANY

                                     INDEX

                                                                            Page
Part I.  Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheet at June 30, 1998
                     and December 31, 1997                                     3


                   Consolidated Condensed Statement of Income for the three
                     and six months ended June 30, 1998 and 1997               4


                   Consolidated Condensed Statement of Cash Flows for the
                     six months ended June 30, 1998 and 1997                   5


                   Consolidated Condensed Statement of Shareholders' Equity
                     for the six months ended June 30, 1998                    6


                   Notes to Consolidated Condensed Financial Statements        7

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                       9

         Item 3.   Quantitative and Qualitative Disclosures about
                     Market Risk                                              19

Part II. Other Information

Item 1.  Legal Proceedings                                                    19

Item 2.  Changes in Securities                                                19

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits and Reports on Form 8-K                                     21

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             CALLAWAY GOLF COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (In thousands, except share and per share data)

                                                                                            June 30,              December 31,
                                                                                             1998                    1997
===================================================================================================================================
ASSETS                                                                                     (Unaudited)
------
Current assets:
  Cash and cash equivalents                                                                $  35,110               $  26,204
  Accounts receivable, net                                                                   138,991                 124,470
  Inventories, net                                                                           150,801                  97,094
  Deferred taxes                                                                              27,002                  23,810
  Other current assets                                                                        11,880                  10,208
-----------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                    363,784                 281,786

Property, plant and equipment, net                                                           166,653                 142,503
Intangible assets, net                                                                       123,859                 112,141
Other assets                                                                                  23,531                  25,284
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 677,827               $ 561,714
===================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                                                    $  52,021               $  30,063
  Line of credit                                                                              55,000
  Accrued employee compensation and benefits                                                  13,856                  14,262
  Accrued warranty expense                                                                    32,162                  28,059
  Income taxes payable                                                                           329
-----------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                               153,368                  72,384

Long-term liabilities                                                                          9,517                   7,905

Commitments and contingencies (Note 7)

Shareholders' equity:
  Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 1998 and December 31, 1997, respectively
  Common Stock, $.01 par value, 240,000,000 shares authorized, 74,893,814 and 74,251,664 issued and outstanding at June 30, 1998, and December
   31, 1997, respectively                                                                        749                     743
  Paid-in capital                                                                            306,410                 337,403
  Unearned compensation                                                                       (8,046)                 (3,575)
  Retained earnings                                                                          320,014                 298,728
  Accumulated other comprehensive income                                                         172                    (559)
  Less:  Grantor Stock Trust (5,300,000 shares) at market                                   (104,357)               (151,315)
-----------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                              514,942                 481,425
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 677,827               $ 561,714
===================================================================================================================================

 See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                     (In thousands, except per share data)

                                                Three Months Ended                   Six Months Ended
                                                     June 30,                             June 30,
---------------------------------------------------------------------------------------------------------------
                                           1998              1997              1998               1997
---------------------------------------------------------------------------------------------------------------
Net sales                                $233,251   100%   $253,032   100%   $410,160    100%   $422,105   100%
Cost of goods sold                        124,461    53%    118,290    47%    217,664     53%    200,360    47%
---------------------------------------------------------------------------------------------------------------
 Gross profit                             108,790    47%    134,742    53%    192,496     47%    221,745    53%

Operating expenses:
 Selling                                   42,236    18%     36,016    14%     78,029     19%     62,595    15%
 General and administrative                23,679    10%     16,074     6%     44,184     11%     32,328     8%
 Research and development                   8,413     4%      8,089     3%     17,078      4%     14,042     3%
---------------------------------------------------------------------------------------------------------------
Income from operations                     34,462    15%     74,563    29%     53,205     13%    112,780    27%
Other income (expense), net                   296             1,031               (40)             2,414
---------------------------------------------------------------------------------------------------------------
Income before income taxes                 34,758    15%     75,594    30%     53,165     13%    115,194    27%
Provision for income taxes                 13,621            28,773            20,868             43,906
---------------------------------------------------------------------------------------------------------------
Net income                               $ 21,137     9%   $ 46,821    19%   $ 32,297      8%   $ 71,288    17%
===============================================================================================================
Earnings per common share:
  Basic                                     $0.30             $0.69             $0.47              $1.05
  Diluted                                   $0.30             $0.66             $0.45              $1.00

Common equivalent shares:
  Basic                                    69,350            67,528            69,267             67,771
  Diluted                                  71,591            70,728            71,383             71,244

Dividends paid per share                    $0.07             $0.07             $0.14              $0.14

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                             Six months ended
                                                                                                  June 30,
-----------------------------------------------------------------------------------------------------------------------
                                                                                      1998                        1997
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                       $ 32,297                    $ 71,288
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                     13,560                       7,355
   Non-cash compensation                                                              5,009                       4,773
   Tax benefit from exercise of stock options                                         2,049                      12,303
   Deferred taxes                                                                    (4,200)                        173
   Changes in assets and liabilities, net of effects from
    acquisitions:
     Accounts receivable, net                                                        (2,172)                    (53,222)
     Inventories, net                                                               (45,742)                     28,204
     Other assets                                                                    (8,851)                     (5,544)
     Accounts payable and accrued expenses                                           12,424                      17,573
     Accrued employee compensation and benefits                                       1,021                      10,732
     Accrued warranty expense                                                         4,103                         589
     Income taxes payable                                                             2,936                      10,149
     Other liabilities                                                               (5,969)                        712
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                           6,465                     105,085
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Business acquisitions, net of cash acquired                                       (18,381)
  Capital expenditures                                                              (27,770)                    (30,655)
  Sale of fixed assets                                                                   13                          60
-----------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                             (46,138)                    (30,595)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Issuance of Common Stock                                                            4,443                      10,361
  Dividends paid                                                                     (9,709)                     (9,484)
  Retirement of Common Stock                                                         (1,303)                    (33,010)
  Net proceeds from line of credit                                                   55,000
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                48,431                     (32,133)
-----------------------------------------------------------------------------------------------------------------------
  Effect of exchange rate changes on cash                                               148                          35
-----------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                             8,906                      42,392
Cash and cash equivalents at beginning of period                                     26,204                     108,457
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $ 35,110                    $150,849
=======================================================================================================================

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
      CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                 (In thousands)

                                                                                  Accumulated
                                                                                     Other
                                Common Stock    Paid-in     Unearned    Retained  Comprehensive                        Comprehensive
                               Shares   Amount  Capital   Compensation  Earnings     Income       GST      Total          Income
===================================================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997      74,252  $743    $337,403   ($3,575)     $298,728     ($559)    ($151,315)   $481,425
-----------------------------------------------------------------------------------------------------------------------------------

  Exercise of stock options        390     4       4,439                                                       4,443
  Issuance of Restricted
    Common Stock                   130     1       4,029    (4,030)
  Tax benefit from  exercise
    of stock options                               2,049                                                       2,049
  Compensatory stock and
    stock options                                  1,783      (441)                                            1,342
  Employee stock purchase plan     167     2       3,665                                                       3,667
  Stock retirement                 (45)   (1)                             (1,302)                             (1,303)
  Cash dividends, net                                                    (10,451)                            (10,451)
  Dividends on shares held by
    GST                                                                      742                                 742
  Adjustment of GST shares to
    market value                                 (46,958)                                         46,958
  Equity adjustment from
    foreign currency                                                                   731                       731     $   731
  Net income                                                              32,297                              32,297      32,297
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998          74,894  $749    $306,410   ($8,046)     $320,014      $172     ($104,357)   $514,942     $33,028
===================================================================================================================================

 See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of presentation
    ---------------------

The accompanying financial information for the three and six months ended June 30, 1998 and 1997 has been prepared by Callaway Golf Company (the "Company") and has not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997. Interim operating results are not necessarily indicative of operating results for the full year.

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


3.  Inventories
    -----------

                                                      June 30,              December 31,
                                                        1998                    1997
                                                 ------------------     ------------------
                                                    (Unaudited)
Inventories, net (in thousands):
  Raw materials                                  $           70,713     $           47,780
  Work-in-process                                             3,170                  3,083
  Finished goods                                             82,445                 51,905
                                                 ------------------     ------------------
                                                            156,328                102,768
  Less reserve for obsolescence                              (5,527)                (5,674)
                                                 ------------------     ------------------
                                                 $          150,801     $           97,094
                                                 ==================     ==================

4.  Bank line of credit
    -------------------

The Company has a $150.0 million unsecured line of credit. At June 30, 1998, the amount available under the line of credit was $93.3 million and the weighted-average interest rate of the outstanding borrowings was 5.8%. The line of credit has been primarily utilized to support portions of the Company's operations and the issuance of letters of credit, of which there were $1.7 million outstanding at June 30, 1998.

The line of credit requires the Company to maintain certain financial ratios, including current and debt-to-equity ratios. The Company is also subject to other restrictive covenants under the terms of the credit agreement. As of June 30, 1998, the Company was in compliance with all such covenants.

5.  Comprehensive income
    --------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income and foreign currency translation adjustments. In accordance with the provisions of APB 23, "Accounting for Income Taxes-- Special Areas," the Company has elected the indefinite reversal criterion, and accordingly, does not accrue income taxes on foreign currency translation adjustments. The financial statements of prior periods presented have been reclassified for comparative purposes.

6.  Earnings per share
    ------------------

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the three and six months ended June 30, 1998, and 1997 is presented below.

(in thousands, except per share data)
                                  Three months ended June 30,
---------------------------------------------------------------------------------------
                                1998                                1997
---------------------------------------------------------------------------------------
                                              (Unaudited)
                      Net                Per-Share       Net                  Per-Share
                    Income     Shares      Amount      Income      Shares      Amount
---------------------------------------------------------------------------------------
Net income          $21,137                            $46,821

Basic EPS                      69,350      $0.30                   67,528         $0.69
                                           =====                                  =====
Dilutive Securities             2,241                               3,200
                               ------                              ------

Diluted EPS                    71,591      $0.30                   70,728         $0.66
                               ======      =====                   ======         =====

(in thousands, except per share data)
                                   Six months ended June 30,
----------------------------------------------------------------------------------------
                                1998                                 1997
----------------------------------------------------------------------------------------
                                                (Unaudited)
                      Net                Per-Share       Net                   Per-Share
                    Income     Shares      Amount      Income       Shares      Amount
----------------------------------------------------------------------------------------
Net income          $32,297                            $71,288

Basic EPS                      69,267      $0.47                    67,771       $1.05
                                           =====                                 =====
Dilutive Securities             2,116                                3,473
                               ------                               ------

Diluted EPS                    71,383      $0.45                    71,244       $1.00
                               ======      =====                    ======       =====

For the three months ended June 30, 1998 and 1997, 8,189,000 and 160,000, respectively, options outstanding were excluded from the calculations, as their effect would have been antidilutive.

7.  Commitments and contingencies
    -----------------------------

The Company has committed to purchase titanium golf clubheads costing approximately $42.9 million from one of its vendors. The clubheads are to be shipped to the Company in 1998 and 1999.

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

8.  Recently issued accounting standard
    -----------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt beginning January 1, 2000. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial statements, if any.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements used in this discussion that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers also are urged to carefully review and consider the various disclosures made by the Company which describe certain factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Callaway Golf Company" below, as well as the Company's other periodic reports on Forms 10-K and 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Readers also should be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Further, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Accordingly, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Certain Factors Affecting Callaway Golf Company

  Sales; Gross Margins; Seasonality

The Company believes that the growth rate in the world-wide golf equipment market has been modest for the past several years and is now declining. In addition, the economic turmoil in Southeast Asia and Korea has caused a significant contraction in the retail golf markets in these countries and has continued to have an adverse effect on the Company's sales and results of operations for the second and third quarters of 1998. The Company expects this situation to continue until economic stability returns to these areas. Economic disruption from this turmoil in other areas, such as Japan and elsewhere in Asia, also has adversely impacted and the Company believes it will continue to impact the Company's sales and results of operations. Additionally, sales in the U.S. of the Company's most profitable products -- Biggest Big Bertha(TM), Great Big Bertha(R) and Big Bertha(R) War Bird(R) Metal Woods -- which slowed in the first quarter of 1998, remained soft in the second quarter of 1998 and are expected to remain soft in the second half of 1998. The Company also believes that certain actions by the USGA regarding thin-faced metal woods contributed to the drop in metal wood sales.

The Company introduced a new stainless steel metal wood, the Big Bertha(R) Steelhead(TM), on August 11, 1998. While it is expected that demand for this new product will be strong for the rest of 1998, the sales will be limited by the availability of the Big Bertha(R) Steelhead(TM) during the initial ramp up of production. The Big Bertha(R) Steelhead(TM) is expected to directly compete with the Company's sale of Big Bertha(R) War Bird(R) Metal Woods and also may compete with the sale of the Company's titanium metal woods.

Sales to Japan, which accounted for approximately 10% of the Company's total sales in 1997, are expected to decrease in 1999, as the Company's distributor, Sumitomo Rubber Industries, Ltd. ("Sumitomo"), prepares for the transition of responsibility from it to ERC International Company ("ERC"), a wholly-owned Japanese subsidiary of the Company, in the year 2000. See "Certain Factors Affecting Callaway Golf Company-- International distribution."

No assurances can be given that the demand for the Company's existing products or the introduction of new products will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

The Company experienced a decrease in its gross margin as a percentage of net sales during the second quarter of 1998 compared to historical levels. In the second quarter of 1998 this decrease was primarily due to increased sales of irons as a percentage of net sales, which have lower margins than metal woods, a metal woods price reduction and accompanying customer compensation implemented during the quarter, and an increase in warranty expense. The Company may continue to experience a decrease in gross margin due to the metal woods price reduction or if sales of irons as a percentage of the Company's net sales remain at these levels or continue to rise.

In the golf equipment industry, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the fourth and first quarters. The Company's business generally follows this seasonal trend and the Company expects this to continue. Unusual or severe weather conditions such as the "El Nino" weather patterns experienced during the winter of 1997-1998 have compounded these seasonal effects. The Company believes that such conditions will have a negative effect on the Company's future sales and results of operations, unless overcome by other factors such as successful product introductions.

  Competition

The market in which the Company does business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. New product introductions and/or price reductions by competitors continue to generate increased market competition and have negatively affected sales. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities by competitors will not negatively impact the Company's future sales.

A manufacturer's ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including the golf club's look and "feel," and the level of acceptance that the golf club has among professional and other golfers. The subjective preferences of golf club purchasers also may be subject to rapid and unanticipated changes. There can be no assurance as to how long the Company's golf clubs will maintain market acceptance. For example, consumer support for shallow-faced metal woods has risen in 1998, to the benefit of competitors making such products.

  New product introduction

The Company believes that the introduction of new, innovative golf equipment is important to its future success. As a result, the Company faces certain risks associated with such a strategy. For example, new models and basic design changes in golf equipment are frequently met with consumer rejection. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the marketplace. Further, new products that retail at a lower price than prior products may negatively impact the Company's revenues unless unit sales increase. New designs should generally satisfy the standards established by the United States Golf Association ("USGA") and the Royal and Ancient Golf Club of St. Andrews ("R&A") because these standards are generally followed by golfers within their respective jurisdictions. While all of the Company's current products have been found to conform to USGA and R&A rules, there is no assurance that new designs will receive USGA and/or R&A approval, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company's products.

Earlier this year the USGA was evaluating steps that might have prohibited or restricted the use of existing modern, thin-faced metal woods under the "Rules of Golf." Although the USGA has advised the Company that any consideration of imposing new restrictions on metal woods will not affect any of the Company's drivers and fairway woods in the market today, the USGA has proposed limitations on future technological advancements which may impede the Company's ability to introduce new products. Any negative impact on the Company's ability to introduce new products could have a material adverse effect on the Company's results of operations.

Further, the Company's new products have tended to incorporate significant innovations in design and manufacture, which have resulted in increasingly higher prices for the Company's products relative to products already in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay such prices for golf equipment. Thus, although the Company has achieved certain successes in the introduction of its golf clubs in the past, no assurances can be given that the Company will be able to continue to design and manufacture golf clubs that achieve market acceptance in the future.

The rapid introduction of new products by the Company can result in close-outs of existing inventories, both at the Company and at retailers. Such close-outs can result in reduced margins on the sale of existing products, as well as reduced sales of the new product, given the availability of existing products at lower prices. So far, the Company has managed such close-outs so as to avoid any material negative impact on the Company's operations. There can be no assurance that the Company will always be able to do so.

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

  Review of business elements

In light of the Company's reduced profitability in 1998 as previously discussed, the Company has undertaken a review of its business elements. The Company anticipates that this assessment will result in non-recurring charges during the second half of 1998 and may result in such charges in 1999. Based on a preliminary assessment, the Company anticipates a net loss of up to $0.20 per share for the second half of 1998 resulting in aggregate net earnings per share for 1998 as low as $0.25. There can be no assurances that actions taken by the Company as a result of this review will not have a material adverse effect on the Company's golf club business operations in these years. See "Part II. OTHER INFORMATION -Item 5. Other Information."

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

  Dependence on certain vendors and materials

The Company is dependent on a limited number of suppliers for its clubheads and shafts. In addition, some of the Company's products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. The Company believes that suitable clubheads and shafts could be obtained from other manufacturers in the event its regular suppliers are unable to provide components. However, any significant production delay or disruption caused by the inability of current suppliers to deliver or the transition to other suppliers could have a material adverse impact on results of operations.

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

  "Gray market" distribution

Some quantities of the Company's products find their way to unapproved outlets or distribution channels. This "gray market" in the Company's products can undermine authorized retailers and distributors who promote and support the Company's products, and can injure the Company's image in the minds of its customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling Callaway Golf products to unauthorized distributors and/or an increase in sales returns over historical levels. For example, the Company is experiencing a decline in sales in the United States in 1998, and believes that decline is due, in part, to a decline in "gray market" shipments to Asia and Europe. While the Company has taken some lawful steps to limit commerce in its products in the "gray market" in both domestic and international markets, it has not stopped such commerce.

  Professional endorsements

The Company establishes relationships with professional golfers in order to promote the Callaway Golf brand among both professional and amateur golfers.
The Company has entered into endorsement arrangements with members of the Senior Professional Golf Association's Tour, the Professional Golf Association's Tour, the Ladies Professional Golf Association's Tour, the European Professional Golf Association's Tour and the Nike Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor's products despite contractual commitments. To date, the Company believes that the cessation of use by professional endorsers of Callaway(R) brand products has not resulted in negative publicity. However, if certain of Callaway Golf's professional endorsers were to stop using the Company's products contrary to their endorsement agreements, the Company's business could be adversely affected in a material way by the negative publicity.

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

During 1997, Callaway Golf continued its Big Bertha(R) Players' Pools ("Pools") for the PGA, SPGA, LPGA and Nike Tours. Those professional players participating in the Pools received cash for using Callaway Golf products in professional tournaments. The Company has established the 1998 Big Bertha(R) Players' Pools similar to the 1997 Pools, in which professional players participating in the Pools will receive cash for using certain Callaway Golf products in professional tournaments. The Company believes that its professional endorsements and its Pools contributed to its usage on the professional tours in 1997. There is no guarantee, however, that the Company will be able to sustain this level of professional usage, and in some measures this level of usage has been lower on the professional tours in 1998 than in 1997.

  New business ventures

The Company has invested, and expects to continue to invest, significant capital in new business ventures. However, both existing and proposed new business ventures will be evaluated in connection with the Company's review of its business. Investments in these ventures have had a negative impact on the Company's cash flows and results of operations and will continue to do so for the next several years. There can be no assurance that these new ventures will lead to new product offerings or otherwise increase the revenues and profits of the Company. Like all new businesses, these ventures require significant management time, involve a high degree of risk and will present many new challenges for the Company. There can be no assurance that these activities will be successful, or that the Company will realize appropriate returns on its investments in these new ventures.

  International distribution

The Company's management believes that controlling the distribution of its products throughout the world will be an element in the future growth and success of the Company. The Company is actively pursuing a reorganization of its international operations, including the acquisition of distribution rights in certain key countries in Europe, Asia and North America. These efforts have and will result in additional investments in inventory, accounts receivable, corporate infrastructure and facilities. The integration of foreign distribution into the Company's international sales operations will require the dedication of management resources which may temporarily detract from attention to the day-to-day business of the Company. Additionally, the integration of foreign distribution increases the Company's exposure to fluctuations in exchange rates for various foreign currencies which could result in losses and, in turn, could adversely impact the Company's results of operations. To date, losses resulting from exchange rate fluctuations have not had a significant adverse impact on the Company's results of operations. However, there can be no assurance that the Company will be able to mitigate this exposure in the future through its management of foreign currency transactions. International reorganization also could result in disruptions in the distribution of the Company's products in some areas. There can be no assurance that the acquisition of some or all of the Company's foreign distribution will be successful, and it is possible that an attempt to do so will adversely affect the Company's business.

The Company, through a distribution agreement, appointed Sumitomo as the sole distributor of the Company's golf clubs in Japan. The current distribution agreement began in February 1993 and runs through December 31, 1999. The Company does not intend to extend this agreement.

The Company has established ERC, a wholly-owned Japanese corporation, for the purpose of distributing Odyssey(R) products immediately, Callaway Golf balls when ready and Callaway Golf clubs beginning January 1, 2000. There will be significant costs and capital expenditures invested in ERC before there will be sales sufficient to support such costs. However, these costs have not been material to date. Furthermore, there are significant risks associated with the Company's intention to effectuate distribution in Japan through ERC, and it is possible that doing so will have a material adverse effect on the Company's operations and financial performance.

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

The Company has determined that Callaway Golf Ball Company will enter the golf ball business by developing a new product in a new plant to be constructed just for this purpose. The successful implementation of the Company's strategy could be adversely affected by various risks, including, among others, delays in product development, construction delays and unanticipated costs. There can be no assurance as to if and when a successful golf ball product will be developed or that the Company's investments will ultimately be realized.

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

  Year 2000 issue

Historically, many computer programs have been written using two digits rather than four to define the applicable year, which could result in the program failing to properly recognize a year that begins with "20" instead of "19." This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 issue."

The Company has formulated a Year 2000 Plan to address the Company's Year 2000 issues. The Company's own internal systems will be a primary area of focus. In October 1997, the Company implemented a new computer system which runs most of the Company's data processing and financial reporting software applications. The manufacturer of the application software used on the new computer system has represented that the software addresses the Year 2000 issue. The information systems of some of the Company's subsidiaries have not yet been converted to the new system, but the Company is in the process of implementing such conversions as needed. The Company is currently evaluating its other software applications, including, but not limited to, its computerized manufacturing equipment and embedded chips to identify any Year 2000 issues that may significantly disrupt the Company's manufacturing capabilities in a material manner.

The Company's Year 2000 Plan contemplates four phases--assessment, implementation, testing and release/installation--which will overlap to a significant degree. The Company is currently in the assessment phase and anticipates commencing the implementation phase during the fourth quarter of 1998. The Company presently plans to have addressed those systems which are critical to its operations no later than the end of the third quarter of 1999. Some non-critical systems may not be addressed until after January 2000; however, the Company believes such systems will not disrupt the Company's manufacturing capabilities in a material manner.

The Company has received some preliminary information concerning the Year 2000 status of a small group of critical suppliers, and anticipates initiating more extensive inquiries with significant suppliers and selected customers during the third quarter of 1998 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

The Company currently estimates that the total cost of implementing its Year 2000 Plan will not exceed $10.0 million. This preliminary estimate is based on presently available information and will be updated as the Company continues its assessment and proceeds with implementation. In particular, the estimate may need to be increased once the Company has received feedback from suppliers and formulated its contingency plan.

If the Company's new computer system fails with respect to the Year 2000 issue, or if any applications or embedded chips critical to the Company's manufacturing process are overlooked, or if the subsidiary conversions are not made or are not completed timely, there could be a material adverse impact on the business operations or financial performance of the Company. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the business operations or financial performance of the Company. In particular, if third party providers, due to the Year 2000 issue, fail to provide the Company with components or materials which are necessary to manufacture its products, with sufficient electrical power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers worldwide, then any such failure could have a material adverse effect on the business operations and financial performance of the Company.

The Company has not yet established a contingency plan, but intends to formulate one to address unavoided or unavoidable risks and expects to have the contingency plan formulated by July 1999.

Many of the countries in which the Company sells its products are Member States of the Economic and Monetary Union ("EMU"). Beginning January 1, 1999 Member States of the EMU may begin trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships during the transitional period, beginning January 1999 and ending June 2002. As noted above, the Company is in the process of installing a new computer system at its subsidiaries. This new system will run substantially all of the principal data processing and financial reporting software of the subsidiaries. The Company anticipates that, after the implementation of an upgrade, the new system will contain the functionality to process transactions in either a country's local currency or euro. Until such time as the upgrade has occurred, transactions denominated in euro will be processed manually. The Company does not anticipate a large demand from its customers to transact in euros. Additionally, the Company does not believe that it will incur material costs specifically associated with manually processing data or preparing its business systems to operate in either the transitional period or beyond. However, there can be no assurance that the conversion of EMU Member States to euro will not have a material adverse effect on the Company and its operations.


Results of Operations

     Three-month periods ended June 30, 1998 and 1997:

Net sales decreased 8% to $233.3 million for the three months ended June 30, 1998 compared to $253.0 million for the comparable period in the prior year. This decrease was largely attributable to a decrease in sales of metal woods of $54.6 million for the three months ended June 30, 1998 versus 1997. Soft metal woods sales resulted from continued economic problems in Asia and close-outs by competitors. Sales to Japan and to the rest of Asia (excluding Japan) decreased $1.3 million (7%) and $7.5 million (48%), respectively, and domestic sales also decreased $20.9 million (12%) during the three months ended June 30, 1998 as compared to the same period in the prior year. These decreases were offset by an increase in sales in Europe of $7.9 million (27%). Also contributing to the decrease in sales of metal woods products was the absence of a new metal woods product in 1998 as compared to 1997 with the January 1997 introduction of the Biggest Big Bertha(TM) Titanium Driver. The decrease was partially offset by an increase in sales of irons of $20.7 million, primarily the result of sales of Big Bertha(R) X-12(TM) Irons, which the Company introduced in January 1998, and by sales of $14.7 million of Odyssey(R) products, which were not included in net sales during the second quarter of 1997.

For the three months ended June 30, 1998, gross profit decreased 19% to $108.8 million from $134.7 million for the comparable period in the prior year. As a percentage of net sales, gross profit decreased to 47% from 53% for the quarter ended June 30, 1998 as compared to the comparable quarter of the prior year, primarily as a result of higher cost of sales due to a general increase in sales of irons, which have lower margins than metal woods, a metal woods price reduction and accompanying customer compensation. These increases were partially offset by a reduction in employee compensation expense during the quarter ended June 30, 1998 over the comparable quarter in 1997.

Selling expenses increased to $42.2 million in the second quarter of 1998 compared to $36.0 million in the second quarter of 1997. As a percentage of net sales, selling expenses increased to 18% from 14% during the second quarter of 1998 over the second quarter of 1997. The $6.2 million increase was primarily the result of selling expenses related to Odyssey and the acquisition of foreign distributors. The increase was partially offset by a reduction in employee compensation expense during the quarter ended June 30, 1998 over the quarter ended June 30, 1997.

General and administrative expenses increased to $23.7 million for the three months ended June 30, 1998 from $16.1 million for the comparable period in the prior year. As a percentage of net sales, general and administrative expenses in the second quarter of 1998 increased to 10% from 6%. The $7.6 million increase was largely attributable to costs associated with operations of Callaway Golf Ball Company, primarily non-capitalized construction costs of its new facility, as well as costs related to the implementation of the Company's new computer software system. Also contributing to the increase were costs related to Odyssey, including amortization of intangibles associated with the purchase of substantially all of the assets and certain liabilities of Odyssey, costs related to other subsidiaries which the Company did not own in the comparable period of 1997, and costs related to golf development and new player programs which were formed in the first quarter of 1998. This increase was partially offset by a decrease in employee compensation expense.

Research and development expenses increased to $8.4 million in the second quarter of 1998 compared to $8.1 million in the comparable period of the prior year. As a percentage of net sales, research and development expenses in the second quarter of 1998 increased to 4% from 3% in the second quarter of 1997. The $0.3 million increase was primarily the result of increased costs associated with golf ball development and costs related to Odyssey. This increase was partially offset by a decrease in employee compensation expense.

Other income decreased $0.7 million for the quarter ended June 30, 1998 over the comparable period of the prior year. This decrease was attributable to a decrease of interest income resulting from lower cash balances during three months ended June 30, 1998 versus 1997 as well as interest expense incurred during the three months ended June 30, 1998 related to draws on the Company's line of credit.

     Six-month periods ended June 30, 1998 and 1997:

Net sales decreased 3% to $410.2 million for the six months ended June 30, 1998 compared to $422.1 million for the comparable period in the prior year. This decrease was largely attributable to a decrease in sales of metal woods of $70.3 million for the six months ended June 30, 1998 versus 1997. Soft metal woods sales resulted from continued economic problems in Asia and close-outs by competitors. Sales to Japan and to the rest of Asia (excluding Japan) decreased $0.3 million (1%) and $13.9 million (51%), respectively, and domestic sales also decreased $18.7 million (7%) during the six months ended June 30, 1998 as compared to the same period in the prior year. These decreases were offset by an increase in sales in Europe of $18.5 million (40%). Also contributing to the decrease in sales of metal woods products was the absence of a new metal woods product in 1998 as compared to 1997 with the January 1997 introduction of the Biggest Big Bertha(TM) Titanium Driver. The decrease was partially offset by an increase of $34.3 million in sales of irons, primarily the result of sales of Big Bertha(R) X-12(TM) Irons, which the Company introduced in January 1998, and by sales of $25.1 million of Odyssey(R) products, which were not included in sales during the first half of 1997.

For the six months ended June 30, 1998, gross profit decreased 13% to $192.5 million from $221.7 million for the comparable period in the prior year. As a percentage of net sales, gross profit decreased to 47% from 53% for the six months ended June 30, 1998 as compared to the comparable period of the prior year, primarily as a result of higher cost of sales due to a general increase in sales of irons, which have lower margins than metal woods, a metal woods price reduction and accompanying customer compensation. These increases were partially offset by a reduction in employee compensation expense during the six months ended June 30, 1998 over the six months ended June 30, 1997.

Selling expenses increased to $78.0 million in the first half of 1998 compared to $62.6 million in the first half of 1997. As a percentage of net sales, selling expenses increased to 19% from 15% during the first half of 1998 over the first half of 1997. The $15.4 million increase was primarily the result of selling expenses related to Odyssey and the acquisition of foreign distributors. Also contributing to the increase were increases in advertising and promotional costs, as well as increased pro tour expenses primarily resulting from tour signage. The increase was partially offset by a reduction in employee compensation expense during the six months ended June 30, 1998 over the comparable period in 1997.

General and administrative expenses increased to $44.2 million for the six months ended June 30, 1998 from $32.3 million for the comparable period in the prior year. As a percentage of net sales, general and administrative expenses in the first half of 1998 increased to 11% from 8%. The $11.9 million increase was largely attributable to costs associated with operations of Callaway Golf Ball Company, primarily non-capitalized construction costs of its new facility, as well as costs related to the implementation of the Company's new computer software system. Also contributing to the increase were costs related to Odyssey, including amortization of intangibles associated with the purchase of substantially all of the assets and certain liabilities of Odyssey, costs related to other subsidiaries which the Company did not own in the comparable period of 1997, and costs related to golf development and new player programs which were formed in the first quarter of 1998. This increase was partially offset by a decrease in employee compensation expense.

Research and development expenses increased to $17.1 million in the first half of 1998 compared to $14.0 million in the comparable period of the prior year.
As a percentage of net sales, research and development expenses in the first half of 1998 increased to 4% from 3% in the first half of 1997. The $3.0 million increase was primarily the result of increased product engineering costs associated with casting technology, costs associated with golf ball development and costs related to Odyssey. This increase was partially offset by a decrease in employee compensation expense.

Other income decreased $2.5 million for the six months ended June 30, 1998 over the comparable period of the prior year. This decrease was attributable to a decrease of interest income resulting from lower cash balances during six months ended June 30, 1998 versus 1997 as well as interest expense incurred during the first half of 1998 related to draws on the Company's line of credit.

Liquidity and Capital Resources

At June 30, 1998, cash and cash equivalents increased to $35.1 million from $26.2 million at December 31, 1997 primarily as a result of $6.5 million provided by operations and $48.4 million provided by financing activities. Cash flows from operations was primarily attributable to net income, increases in accounts payable and accrued expenses, income taxes payable and accrued warranty expense, partially offset by increases in accounts receivable, other assets and inventories. Cash provided by financing activities was primarily due to net proceeds from the Company's revolving line of credit as well as issuance of Common Stock, partially offset by dividends paid and the retirement of Common Stock.

Cash used in investing activities totaled $46.1 million and resulted from capital expenditures for building improvements, production and research and development machinery and computer equipment as well as the acquisition of the Company's distributors in Korea, Belgium, Denmark, Canada and France and the purchase of the remaining 80% interest of All-American Golf LLC.

The Company's principal source of liquidity, both on a short-term and long-term basis, has been cash flow provided by operations and the Company's line of credit facility. The Company expects this trend to continue. The Company increased its line of credit facility from $50.0 million to $150.0 million in February 1998. The Company has borrowed against its line of credit to supplement cash flow used in operations based upon the Company's need to increase its inventory levels and finance additional operational activities as well as finance capital expenditures during the six months ended June 30, 1998.

At June 30, 1998, the Company had available $93.3 million on its line of credit. The Company intends to repay its borrowings on its line of credit with cash flow from operations. The Company believes that, based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, and the current ongoing review of the Company's business, it will be able to maintain its current level of operations, including purchase commitments and planned capital expenditures for the foreseeable future, through operating cash flows and available borrowings under its line of credit. There can be no assurance, however, that future industry specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, incident to its business activities, is the plaintiff in several legal proceedings, both domestically and abroad, in various stages of development. In conjunction with the Company's program of enforcing its proprietary rights, the Company has initiated a number of actions against alleged infringers under the intellectual property laws of various countries, including, for example, the United States Lanham Act, the U.S. Patent Act, and other pertinent laws. Some defendants in these actions have, among other things, contested the validity and/or the enforceability of some of the Company's patents and/or trademarks. Others have asserted counterclaims against the Company. The Company believes that the outcome of these matters individually and in the aggregate will not have a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company, or some other loss to the Company. One or more of these results could adversely affect the Company's overall ability to protect its product designs and ultimately limit its future success in the marketplace.

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

The Company and its subsidiaries, incident to their business activities, from time to time are parties to a number of other legal proceedings in various stages of development. It is the opinion of the management of the Company that the probable result of these other matters individually and in the aggregate will not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

On April 23, 1998, the Company held its Annual Meeting of Shareholders near the Company's headquarters in Carlsbad, California. Ely Callaway, Donald H. Dye, William C. Baker, Vernon E. Jordan, Jr., Bruce Parker, Aulana L. Peters, Frederick R. Port, Richard Rosenfield, William A. Schreyer, Elmer Ward and Charles J. Yash were elected to the Board of Directors. Additionally, the Company's shareholders approved: (i) an amendment to the Callaway Golf Company 1996 Stock Option Plan, in order to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 3,000,000 shares to an aggregate of 6,000,000 shares; and (ii) the adoption of the Callaway Golf Company 1998 Stock Incentive Plan, which would authorize the Board of Directors to issue stock options, restricted stock, and other stock-based awards or benefits to officers, employees, consultants and advisors of the Company and its subsidiaries.

The voting results for the election of Directors were as follows:

         Name                             Votes For        Votes Withheld
         ----                             ----------       --------------
         Ely Callaway                     66,076,773            986,045
         Donald H. Dye                    66,099,077            963,741
         William C. Baker                 66,188,434            874,384
         Vernon E. Jordan, Jr.            59,444,424          7,618,394
         Bruce Parker                     66,099,988            962,830
         Aulana L. Peters                 65,975,556          1,087,262
         Frederick R. Port                66,097,454            965,364
         Richard Rosenfield               66,190,987            871,831
         William A. Schreyer              66,120,339            942,479
         Elmer Ward                       66,079,392            983,426
         Charles J. Yash                  66,106,046            956,772

The voting results for the proposal to amend the Callaway Golf Company 1996 Stock Option Plan were as follows:

          Votes For    Votes Against      Abstain      Broker Non-Vote
         -----------   -------------      -------      ---------------
         52,753,365      13,693,080       616,373             0

The voting results for the proposal to adopt the Callaway Golf Company 1998 Stock Incentive Plan were as follows:

          Votes For    Votes Against      Abstain      Broker Non-Vote
         -----------   -------------      -------      ---------------
         51,370,444      15,086,520       605,854             0

Item 5.  Other Information:

July 22, 1998 Press Release
---------------------------

On July 22, 1998, the Company issued a press release reporting its second quarter 1998 sales and earnings and the anticipation of continued adverse impact of market conditions on its sales and earnings in the second half of 1998. A copy of the press release is attached hereto as Exhibit 99 and incorporated herein by reference.

Shareholder Proposal Notice Deadline
------------------------------------

Shareholders who wish to bring proposals for action at the Company's 1999 Annual Meeting of Shareholders must give written notice of such proposal to the Company's Secretary no later than January 15, 1999.

Item 6.  Exhibits and Reports on Form 8-K:

         a.   Exhibits:
              --------

              3.1 Articles of Incorporation (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-85692), as filed with the Securities and Exchange Commission (the "Commission") on October 28, 1994, and incorporated herein by this reference).

              3.2 Certificate of Amendment of Articles of Incorporation of the Company (filed as Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 31, 1995, and incorporated herein by this reference).

              3.3   By-laws (as amended through May 10, 1996) (filed as Exhibit
                    4.3 to the Company's Registration Statement on Form S-8 (No. 333-5719), as filed with the Commission on June 11, 1996, and incorporated herein by this reference).

             10.1 Callaway Golf Company 1996 Stock Option Plan (as amended and restated through April 23, 1998). (+)

             10.2 Callaway Golf Company 1998 Stock Incentive Plan effective February 18, 1998. (+)

             10.3 Indemnification Agreement by and between Callaway Golf Company and Yotaro Kobayashi dated as of June 4, 1998. (+)

             27     Financial Data Schedule(+)

             99     Press Release dated July 22, 1998(+)

______________________________
(+) Included with this Report.


         b.   Reports on Form 8-K:
              -------------------

              None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALLAWAY GOLF COMPANY



Date:  August 13, 1998             /s/  DONALD H. DYE
                                        -------------------------
                                        Donald H. Dye
                                        President and
                                        Chief Executive Officer


                                   /s/  DAVID A. RANE
                                        --------------------------
                                        David A. Rane
                                        Executive Vice President, Planning
                                        and Administration and Chief Financial
                                        Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number                        Description
                                      -----------

        3.1   Articles of Incorporation (filed as Exhibit 4.1 to the Company's
              Registration Statement on Form S-8 (No. 33-85692), as filed with the Securities and Exchange Commission (the "Commission") on
              October 28, 1994, and incorporated herein by this reference).
        3.2   Certificate of Amendment of Articles of Incorporation of the
              Company (filed as Exhibit 3.1.2 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1994, as filed with the
              Commission on March 31, 1995, and incorporated herein by this reference).
        3.3   By-laws (as amended through May 10, 1996) (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-5719),
              as filed with the Commission on June 11, 1996, and incorporated herein by this reference).
       10.1   Callaway Golf Company 1996 Stock Option Plan (as amended and restated through April 23, 1998). (+)
       10.2   Callaway Golf Company 1998 Stock Incentive Plan effective
              February 18, 1998. (+)
       10.3   Indemnification Agreement by and between Callaway Golf Company and
              Yotaro Kobayashi dated as of June 4, 1998. (+)
       27     Financial Data Schedule(+)
       99     Press Release dated July 22, 1998(+)

______________________________
(+) Included with this Report.