Form 10-Q
period 1998-09-30
CALLAWAY GOLF CO /CA
filed 1998-11-17
CIK 837465

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No___.
                                              ---

     The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of October 31, 1998 was 75,110,837.

                             CALLAWAY GOLF COMPANY

                                     INDEX


                                                                                                       Page
     Part I.  Financial Information

         Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheet at September 30, 1998
                    and December 31, 1997                                                              3

                   Consolidated Condensed Statement of Income for the three and nine
                    months ended September 30, 1998 and 1997                                           4

                   Consolidated Condensed Statement of Cash Flows for the nine
                    months ended September 30, 1998 and 1997                                           5

                   Consolidated Condensed Statement of Shareholders' Equity for
                    the nine months ended September 30, 1998                                           6

                   Notes to Consolidated Condensed Financial Statements                                7

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                           9

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         20

     Part II. Other Information                                                                       20

     Item 1.  Legal Proceedings                                                                       20

     Item 2.  Changes in Securities                                                                   20

     Item 3.  Defaults Upon Senior Securities                                                         20

     Item 4.  Submission of Matters to a Vote of Security Holders                                     21

     Item 5.  Other Information                                                                       21

     Item 6.  Exhibits and Reports on Form 8-K                                                        21

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             CALLAWAY GOLF COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                (In thousands, except share and per share data)

                                                                           September 30,       December 31,
                                                                                1998               1997
===========================================================================================================
ASSETS                                                                     (Unaudited)
------
Current assets:
     Cash and cash equivalents                                             $ 31,012            $  26,204
     Accounts receivable, net                                               117,861              124,470
     Inventories, net                                                       162,271               97,094
     Deferred taxes                                                          27,376               23,810
     Other current assets                                                     9,663               10,208
-----------------------------------------------------------------------------------------------------------
          Total current assets                                              348,183              281,786

Property, plant and equipment, net                                          183,370              142,503
Intangible assets, net                                                      123,762              112,141
Other assets                                                                 23,455               25,284
-----------------------------------------------------------------------------------------------------------
                                                                           $678,770            $ 561,714
===========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                 $ 41,191            $  30,063
     Line of credit                                                          50,000
     Accrued employee compensation and benefits                              12,632               14,262
     Accrued warranty expense                                                34,576               28,059
     Income taxes payable                                                    11,581
-----------------------------------------------------------------------------------------------------------
          Total current liabilities                                         149,980               72,384

Long-term liabilities                                                         9,784                7,905

Commitments and contingencies (Note 7)

Shareholders' equity:
     Preferred Stock, $.01 par value, 3,000,000 shares
       authorized, none issued outstanding at September 30,
       1998 and December 31, 1997, respectively
     Common Stock, $.01 par value, 240,000,000 shares
       authorized, 75,110,837 and 74,251,664 issued and
       outstanding at September 30, 1998, and
       December 31, 1997, respectively                                          751                  743
     Paid-in capital                                                        259,859              337,403
     Unearned compensation                                                   (7,110)              (3,575)
     Retained earnings                                                      320,962              298,728
     Accumulated other comprehensive income                                     516                 (559)
     Less:  Grantor Stock Trust (5,300,000 shares) at market                (55,972)            (151,315)
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                  519,006              481,425
-----------------------------------------------------------------------------------------------------------
                                                                           $678,770            $ 561,714
===========================================================================================================

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
            CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                     (In thousands, except per share data)

                                         Three Months Ended               Nine Months Ended
                                            September 30,                   September 30,
---------------------------------------------------------------------------------------------------
                                      1998              1997            1998              1997
---------------------------------------------------------------------------------------------------
Net sales                            $172,944  100%  $257,435  100%  $583,104  100%  $679,540  100%
Cost of goods sold                     89,859   52%   118,666   46%   307,523   53%   319,026   47%
---------------------------------------------------------------------------------------------------
   Gross profit                        83,085   48%   138,769   54%   275,581   47%   360,514   53%

Operating expenses:
   Selling                             40,285   23%    32,643   13%   118,314   20%    95,238   14%
   General and administrative          24,534   14%    24,716   10%    68,718   12%    57,045    8%
   Research and development             9,132    5%    10,640    4%    26,209    4%    24,682    4%
   Litigation settlement                               12,000    5%                    12,000    2%
---------------------------------------------------------------------------------------------------
Income from operations                  9,134    5%    58,770   23%    62,340   11%   171,549   25%
Other income, net                         343           1,146             303           3,561
---------------------------------------------------------------------------------------------------
Income before income taxes              9,477    5%    59,916   23%    62,643   11%   175,110   26%
Provision for income taxes              3,641          22,867          24,509          66,773
---------------------------------------------------------------------------------------------------
Net income                           $  5,836    3%  $ 37,049   14%  $ 38,134    7%  $108,337   16%
===================================================================================================
Earnings per common share:
  Basic                              $   0.08        $   0.54        $   0.55        $   1.59
  Diluted                            $   0.08        $   0.52        $   0.53        $   1.52

Common equivalent shares:
  Basic                                69,610          68,704          69,383          68,085
  Diluted                              71,199          71,648          71,323          71,382

Dividends paid per share             $   0.07        $   0.07        $   0.21        $   0.21

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                                                  Nine months ended
                                                                                                    September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1998                        1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                           $ 38,134                   $ 108,337
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                         21,267                      12,797
    Non-cash compensation                                                                  7,800                       7,515
    Tax benefit from exercise of stock options                                             2,036                      25,946
    Deferred taxes                                                                        (4,514)                     (2,379)
    Changes in assets and liabilities, net of effects from
     acquisitions:
      Accounts receivable, net                                                            19,397                     (73,431)
      Inventories, net                                                                   (56,371)                     35,989
      Other assets                                                                        (5,387)                     (6,423)
      Accounts payable and accrued expenses                                               (1,022)                      1,511
      Accrued employee compensation and benefits                                             956                      24,259
      Accrued warranty expense                                                             6,517                         746
      Income taxes payable                                                                14,177                         240
      Other liabilities                                                                  (13,744)                      1,653
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                              29,246                     136,760
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Business acquisitions, net of cash acquired                                           (10,973)                   (129,256)
   Capital expenditures                                                                  (52,139)                    (46,292)
   Sale of fixed assets                                                                       13                          72
------------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                 (63,099)                   (175,476)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of Common Stock                                                                4,437                      19,103
   Dividends paid                                                                        (14,598)                    (14,264)
   Retirement of Common Stock                                                             (1,303)                    (33,010)
   Net proceeds from line of credit                                                       50,000
------------------------------------------------------------------------------------------------------------------------------------

   Net cash provided by (used in) financing activities                                    38,536                     (28,171)
------------------------------------------------------------------------------------------------------------------------------------

   Effect of exchange rate changes on cash                                                   125                         (77)
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       4,808                     (66,964)
Cash and cash equivalents at beginning of period                                          26,204                     108,457
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                              $ 31,012                   $  41,493
====================================================================================================================================

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                (In thousands)

                                                                                     ACCUMULATED
                                                                                        OTHER                          COMPREHENSIVE
                                   COMMON STOCK   PAID-IN     UNEARNED    RETAINED  COMPREHENSIVE                         INCOME
                                  SHARES  AMOUNT  CAPITAL   COMPENSATION  EARNINGS     INCOME         GST       TOTAL      TOTAL
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997        74,252   $743   $337,403    ($3,575)    $298,728     ($559)     ($151,315)  $481,425
------------------------------------------------------------------------------------------------------------------------------------

  Exercise of stock options          384      4      4,433                                                       4,437
  Issuance of Restricted
   Common Stock                      130      1      4,029     (4,030)
  Cancellation of Restricted
   Common Stock                        4              (108)        94                                              (14)
  Tax benefit from exercise
   of stock options                                  2,036                                                       2,036
  Compensatory stock and
   stock options                                     1,507        401                                            1,908
  Employee stock purchase plan       386      4      5,902                                                       5,906
  Stock retirement                   (45)    (1)                            (1,302)                             (1,303)
  Cash dividends                                                           (15,711)                            (15,711)
  Dividends on shares held
   by GST                                                                    1,113                               1,113
  Adjustment of GST shares
   to market value                                 (95,343)                                          95,343
  Equity adjustment from foreign
   currency translation                                                                1,075                     1,075       $ 1,075
  Net income                                                                38,134                              38,134        38,134

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998       75,111   $751   $259,859    ($7,110)    $320,962    $  516       ($55,972)  $519,006       $39,209
====================================================================================================================================

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

The accompanying financial information for the three and nine months ended September 30, 1998 and 1997 has been prepared by Callaway Golf Company (the "Company") and has not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

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


3.   INVENTORIES
     -----------

                                           September 30,             December 31,
                                               1998                      1997
------------------------------------------------------------------------------------
                                            (Unaudited)
Inventories, net (in thousands):
  Raw materials                               $ 89,040                 $ 47,780
  Work-in-process                                2,497                    3,083
  Finished goods                                76,418                   51,905
                                               167,955                  102,768
------------------------------------------------------------------------------------

  Less reserve for obsolescence                 (5,684)                  (5,674)
------------------------------------------------------------------------------------

                                              $162,271                 $ 97,094
====================================================================================

4.   BANK LINE OF CREDIT
     -------------------

The Company has a $150.0 million unsecured line of credit. At September 30, 1998, the amount available under the line of credit was $99.2 million and the weighted-average interest rate of the outstanding borrowings was 5.8%. The line of credit has been primarily utilized to support portions of the Company's operations and the issuance of letters of credit, of which there were $0.8 million outstanding at September 30, 1998.

The line of credit requires the Company to maintain certain financial ratios, including current and debt-to-equity ratios. The Company is also subject to other restrictive covenants under the terms of the credit agreement. As of September 30, 1998, the Company was in compliance with all such covenants.

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

6.   EARNINGS PER SHARE
     ------------------

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the three and nine months ended September 30, 1998, and 1997 is presented below.

(in thousands, except per share data)
                                                    Three months ended          Nine months ended
                                                      September 30,               September 30,
------------------------------------------------------------------------------------------------------
                                                    1998          1997          1998          1997
------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
Net income                                         $ 5,836       $37,049       $38,134       $108,337
======================================================================================================

Weighted-average shares outstanding:
   Weighted-average shares outstanding - Basic      69,610        68,704        69,383         68,085
   Dilutive Securities                               1,589         2,944         1,940          3,297
------------------------------------------------------------------------------------------------------

   Weighted average shares outstanding - Diluted    71,199        71,648        71,323         71,382
======================================================================================================

Earnings per common share
   Basic                                           $  0.08       $  0.54       $  0.55       $   1.59
   Diluted                                         $  0.08       $  0.52       $  0.53       $   1.52

For the three months ended September 30, 1998 and 1997, 12,196,000 and 1,070,00, respectively, options outstanding were excluded from the calculations, as their effect would have been antidilutive.

7.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

Subject to certain conditions, the Company has committed to purchase titanium golf clubheads costing approximately $36.1 million from one of its vendors. Under the current schedule, the clubheads are to be shipped to the Company in 1998 and 1999.

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

9.  SUBSEQUENT EVENT
    ----------------

On November 11, 1998, the Company announced that it had adopted, with the approval of its Board of Directors, a business plan that includes a number of cost reduction actions and operational improvements. The Company currently estimates that it will incur charges in the fourth quarter of 1998 associated with implementation of this business plan between $70 million and $85 million related to employee severance costs, impairment of assets, excess lease costs, losses on disposition of assets, other exit costs, as well as obsolete or excess inventory charges. If the Company takes actions that vary from those currently expected, actual charges recorded could differ significantly from those estimated above.

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

CERTAIN FACTORS AFFECTING CALLAWAY GOLF COMPANY

    BUSINESS PLAN
    -------------

On November 11, 1998, the Company announced that it had adopted a business plan that includes a number of cost reduction actions and operational improvements which should better position the Company to achieve greater profitability and shareholder value under difficult market conditions. These actions will include: the consolidation of the operations of its wholly-owned subsidiary, Odyssey Golf, Inc., into the operations of the Company while maintaining the distinct and separate Odyssey brand image; the discontinuation, transfer or suspension of certain initiatives not directly associated with the Company's core businesses, such as the Company's involvement with interactive golf sites, golf book publishing, and driving range ventures; and the re-sizing of the Company's core business to reflect current and expected business conditions. The implementation of the business plan will not impact the current development of the Company's proposed golf ball business. See "Part I. FINANCIAL INFORMATION - Item 2. Certain Factors Affecting Callaway Golf
Company - Golf Ball Development."

The Company anticipates that its work force will be reduced in connection with implementation of the business plan. The Company expects that its work force will be reduced by approximately 700 jobs or about 24% of its work force.

As a result of the implementation of this business plan, the Company expects to accrue certain one-time charges in the fourth quarter of 1998. See "Part I. FINANCIAL INFORMATION-Item 1. Financial Statements, Note 9." The Company currently expects a diluted earnings per share loss for 1998 of between $0.25 and $0.40. The Company anticipates the implementation of the business plan will generate savings going forward of approximately $40 million per year, beginning in 1999, including a reduction in employee compensation expense of more than $28 million. In addition, the Company is implementing an ongoing process of reviewing its manufacturing operations and its worldwide supplier network aimed at reducing the cost of goods sold and generating significant savings. However, no assurance can be given that the full amount of the anticipated savings will be realized. See "Part II. OTHER INFORMATION - Item 5. Other Information."

    SALES; GROSS MARGIN; SEASONALITY

The Company believes that the growth rate in the worldwide golf equipment market has been declining and that it may continue to decline. The economic turmoil in Southeast Asia and Japan continues to cause contraction in the retail golf markets in these countries and continues to have an adverse effect on the Company's sales and results of operations. The Company expects this situation to continue at least until economic stability returns to these areas.

Sales of the Company's newly introduced Big Bertha(R) Steelhead(TM) Metal Woods remained strong. While it is expected that demand for this new product will be strong for the rest of 1998, sales have been and are expected to continue to be limited by the availability of Big Bertha(R) Steelhead(TM) Metal Woods during the initial ramp up of production. Further, Big Bertha(R) Steelhead(TM) Metal Woods are directly competing with the Company's sale of Big Bertha(R) War Bird(R) Metal Woods and competes with the sale of the Company's titanium metal woods. No assurances can be given that the demand for the Company's existing products or the introduction of new products will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

Sales to Japan, which accounted for approximately 10% of the Company's total sales in 1997 and 9% of total sales through September 30, 1998, are expected to decrease in 1999, as the Company's distributor, Sumitomo Rubber Industries, Ltd. ("Sumitomo"), prepares for the transition of responsibility from it to ERC International Company ("ERC"), a wholly-owned Japanese subsidiary of the Company, in the year 2000. See "Certain Factors Affecting Callaway Golf Company -- International distribution."

The Company experienced a decrease in its gross margin as a percentage of net sales during the third quarter of 1998 compared to historical levels. In the third quarter of 1998 this decrease was primarily due to increased sales of irons as a percentage of net sales, which have lower margins than metal woods, a metal woods wholesale price reduction implemented during May 1998, and an increase in warranty expense. In the near term, the Company's gross margin will continue to be affected by the metal woods price reduction implemented in May, or if sales of irons as a percentage of the Company's net sales remain at current levels or continue to rise. The Company also may experience further pressure on its gross margin due to competitive market conditions. Additionally, the Company expects that certain actions contemplated as a result of its current business plan, including the write-down of obsolete and excess inventory, will result in further decreased margins.

In the golf equipment industry, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the fourth and first quarters. The Company's business generally follows this seasonal trend and the Company expects this to continue. Unusual or severe weather conditions such as the "El Nino" weather patterns experienced during the winter of 1997-1998 may compound these seasonal effects. The Company believes that seasonality will have a negative effect on the Company's future sales and results of operations, unless overcome by other factors such as successful product introductions.

    COMPETITION

The market in which the Company does business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. New product introductions and/or price reductions by competitors continue to generate increased market competition and the Company believes that such competition has caused it to lose some unit market share and has negatively affected sales. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities by competitors will not negatively impact the Company's future sales.

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

On November 2, 1998, the USGA announced the adoption of a test protocol to measure the so-called "spring-like effect" in certain golf clubheads. The USGA has previously advised the Company that none of the Company's current products would be barred by this test, and the Company's own testing confirms that its products comply. The USGA's limitation on future technological advancements, however, may impede the Company's ability to introduce new products and could have a material adverse effect on the Company's results of operations.

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

The rapid introduction of new products by the Company can result in close-outs of existing inventories, both at the Company and at retailers. Such close-outs can result in reduced margins on the sale of older products, as well as reduced sales of the new product, given the availability of older products at lower prices. Historically, the Company has managed such close-outs so as to avoid any material negative impact on the Company's operations, but there can be no assurance that the Company will always be able to do so. Further, the Company expects that certain actions contemplated as a result of its current business plan, including the write-down of obsolete and excess inventory, will result in decreased margins.

The Company plans its manufacturing capacity based upon the forecasted demand for its products. Actual demand for such products may exceed or be less than forecasted demand. The Company's unique product designs often require sophisticated manufacturing techniques, which can limit the Company's ability to quickly expand its manufacturing capacity to meet the full demand for its products. If the Company is unable to produce sufficient quantities of new products in time to fulfill actual demand, especially during the Company's traditionally busy second and third quarters, it could limit the Company's sales and adversely affect its financial performance. On the other hand, the Company commits to components and other manufacturing inputs for varying periods of time, which can limit the Company's ability to quickly react if actual demand is less than forecast. This could result in excess inventories that could adversely affect the Company's financial performance. During the current 1998 fiscal year, the Company has experienced a build-up of excess inventory due to lower than expected demand for its products. As a result, and as part of its current business plan, the Company anticipates a write-down of obsolete and excess inventory in the fourth quarter of 1998.

    PRODUCT BREAKAGE

The Company supports all of its golf clubs with a limited two year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors which use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. While any breakage or warranty problems are deemed significant to the Company, the incidence of clubs returned as a result of cracked clubheads, broken graphite shafts, loose medallions and other product problems to date has not been material in relation to the volume of Callaway Golf clubs which have been sold. The Company monitors closely the level and nature of any product breakage and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. The Company's Biggest Big Bertha(R) Drivers, because of their large clubhead size and extra long, lightweight graphite shafts, have experienced shaft breakage at a rate higher than generally experienced with the Company's other metal woods. Significant increases in the incidence of breakage or other product problems may adversely affect the Company's sales and image with golfers. The Company believes that it has sufficient reserves for warranty claims; however, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of breakage or other product problems.

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

The Company uses United Parcel Service ("UPS") for substantially all ground shipments of products to its domestic customers. The Company has reviewed and approved alternative methods of ground shipping which the Company anticipates will supplement its use, and reduce its reliance, on UPS. Nevertheless, any interruption in UPS services could have a material adverse effect on the Company's sales and results of operations.

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

    INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

The golf club industry, in general, has been characterized by widespread imitation of popular club designs. The Company has an active program of enforcing its proprietary rights against companies and individuals who market or manufacture counterfeits and "knock off" products, and aggressively asserts its rights against infringers of its copyrights, patents, trademarks, and trade dress. However, there is no assurance that these efforts will reduce the level of acceptance obtained by these infringers. Additionally, there can be no assurance that other golf club manufacturers will not be able to produce successful golf clubs which imitate the Company's designs without infringing any of the Company's copyrights, patents, trademarks, or trade dress.

An increasing number of the Company's competitors have, like the Company itself, sought to obtain patent, trademark, copyright or other protection of their proprietary rights and designs. From time to time others have or may contact the Company to claim that they have proprietary rights which have been infringed by the Company and/or its products. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no interruptions in the Company's business as a result of any claims of infringement. No assurance can be given, however, that the Company will not be adversely affected in the future by the assertion of intellectual property rights belonging to others. This effect could include alteration of existing products, withdrawal of existing products and delayed introduction of new products.

Various patents have been issued to the Company's competitors in the golf ball industry. As Callaway Golf Ball Company develops a new golf ball product, it must avoid infringing these patents or other intellectual property rights, or it must obtain licenses to use them lawfully. If any new golf ball product is found to infringe on protected technology, the Company could incur substantial costs to redesign its golf ball product or to defend legal actions. Despite its efforts to avoid such infringements, there can be no assurance that Callaway Golf Ball Company will not infringe on the patents or other intellectual property rights of third parties in its development efforts, or that it will be able to obtain licenses to use any such rights, if necessary.

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

    PROFESSIONAL ENDORSEMENTS

The Company establishes relationships with professional golfers in order to promote the Callaway Golf brand among both professional and amateur golfers.
The Company has entered into endorsement arrangements with members of the various professional tours, including the Senior Professional Golf Association's Tour, the Professional Golf Association's Tour, the Ladies Professional Golf Association's Tour, the European Professional Golf Association's Tour and the Nike Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor's products despite contractual commitments. To date, the Company believes that the cessation of use by professional endorsers of Callaway(R) brand products has not resulted in a significant amount of negative publicity. However, if certain of Callaway Golf's professional endorsers were to stop using the Company's products contrary to their endorsement agreements, the Company's business could be adversely affected in a material way by the negative publicity.

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

As in past years, during 1998, the Company continued its Big Bertha(R) Players' Pools ("Pools") for the PGA, SPGA, LPGA and Nike Tours. Those professional players participating in the Pools received cash for using Callaway Golf products in professional tournaments, but were not bound to use the products or grant any endorsement to the Company. The Company believes that its professional endorsements and its Pools contributed to its usage on the professional tours in 1998. There is no guarantee, however, that the Company will be able to sustain this level of professional usage, and in some measures this level of usage has been lower on the professional tours in 1998 than in 1997. Further, while it is not clear whether professional endorsements materially contribute to retail sales, it is possible that a decline in the level of professional usage of the Company's products could have a material adverse effect on the Company's business.

    NEW BUSINESS VENTURES

The Company has invested significant capital in new business ventures. However, in connection with the Company's review of its business, both existing and proposed new business ventures have been evaluated The Company has determined to discontinue, transfer or suspend certain business ventures not directly associated with the Company's core business. See "Part I. FINANCIAL INFORMATION - Item 2. Certain Factors Affecting Callaway Golf Company - Business Plan." The Company will continue development of its golf ball business. See "Part I. FINANCIAL INFORMATION - Item 2. Certain Factors Affecting Callaway Golf Company - Golf Ball Development."

    INTERNATIONAL DISTRIBUTION

The Company's management believes that controlling the distribution of its products throughout the world will be an element in the future growth and success of the Company. The Company is actively pursuing a reorganization of its international operations, including the acquisition of distribution rights in certain key countries in Europe, Asia and North America. These efforts have resulted and will continue to result in additional investments in inventory, accounts receivable, corporate infrastructure and facilities. The integration of foreign distribution into the Company's international sales operations will require the dedication of management resources which may temporarily detract from attention to the day-to-day business of the Company. Additionally, the integration of foreign distribution increases the Company's exposure to fluctuations in exchange rates for various foreign currencies which could result in losses and, in turn, could adversely impact the Company's results of operations. To date, losses resulting from exchange rate fluctuations have not had a significant adverse impact on the Company's results of operations. However, there can be no assurance that the Company will be able to mitigate this exposure in the future through its management of foreign currency transactions. International reorganization also could result in disruptions in the distribution of the Company's products in some areas. There can be no assurance that the acquisition of some or all of the Company's foreign distribution will be successful, and it is possible that an attempt to do so will adversely affect the Company's business.

The Company, through a distribution agreement, appointed Sumitomo as the sole distributor of the Callaway(R) golf clubs in Japan. The current distribution agreement began in February 1993 and runs through December 31, 1999. The Company does not intend to extend this agreement.

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

The Company's golf ball business is in the early stages of development and has had a negative impact on the Company's cash flows and results of operations and will continue to do so for the next several years. The Company believes that many of the same factors which affect the golf equipment industry, including growth rate in the golf equipment industry, intellectual property rights of others, seasonality and new product introductions, also apply to the golf ball business. In addition, the golf ball business is highly competitive with a number of well-established and well-financed competitors. These competitors have established market share in the golf ball business which will need to be challenged in order for the Company's golf ball business to be successful.

  YEAR 2000 ISSUE

Historically, many computer programs have been written using two digits rather than four to define the applicable year, which could result in the program failing to properly recognize a year that begins with "20" instead of "19." This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 issue."

While the Company's own products do not contain date-based functionality and are not susceptible to the year 2000 issue, much of the Company's operations incorporate or are affected by systems which may contain date-based functionality. Therefore, the Company has formulated a Year 2000 Plan to address the Company's Year 2000 issues. The Company's Year 2000 Plan contemplates four phases -- assessment, remediation, testing and release/installation -- which will overlap to a significant degree. The Company's own internal critical systems and key suppliers will be the primary areas of focus. The Company believes critical systems are those systems which, if they are not Year 2000 compliant, may disrupt the Company's manufacturing, sales or distribution capabilities in a material manner.

The assessment phase involves an inventory, prioritization and preliminary evaluation of the Year 2000 compliance of the key tools (e.g., hardware, software, data and embedded systems) and relationships (e.g., with suppliers, customers, utilities and other service providers) on which the Company relies to operate its business. In connection with this phase, the Company has received information concerning the Year 2000 compliance status of critical suppliers and selected customers in response to extensive inquiries initiated in September and October of 1998 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The process of evaluating these suppliers and selected customers will continue through the fourth quarter of 1998 and is scheduled for completion by mid-1999, with follow-up reviews scheduled through the remainder of 1999. The Company estimates the assessment phase to be approximately 75% complete.

The Company anticipates commencing the remediation phase during the fourth quarter of 1998. During the remediation phase, the Company will begin to identify remediation options for computer hardware and software and implement such options. Examples of remediation options for computer hardware and software products used by the Company include altering the product or code, upgrading or replacing the product, recommending changes in how the product is used or retiring the product. Examples of remediation options for suppliers, customers and service providers include verifying compliance, developing alternate suppliers, customers or service providers or stocking an additional supply of product components.

In October 1997, the Company implemented a new business computer system which runs most of the Company's data processing and financial reporting software applications and has in part addressed remediation issues company-wide. The manufacturer of the application software used on the new computer system has represented that the software addresses the Year 2000 issue. The information systems of some of the Company's subsidiaries have not yet been converted to the new system, but the Company is in the process of implementing such conversions as needed.

The Company presently plans to have completed the four phases with respect to those systems which are critical to its operations no later than the end of the third quarter of 1999. Some non-critical systems may not be addressed until after January 2000.

The total cost associated with assessment and required modifications to implement the Company's Year 2000 Plan is not expected to be material to the Company's financial position. The Company currently estimates that the total cost of implementing its Year 2000 Plan will not exceed $10.0 million. This preliminary estimate is based on presently available information and will be updated as the Company continues its assessment and proceeds with implementation. In particular, the estimate may need to be increased once the Company has received feedback from suppliers and formulated its contingency plan. The total amount expended on the Year 2000 Plan through September 30, 1998, was $525,000, of which approximately $425,000 related to repair or replacing of software and related hardware problems and approximately $100,000 related to internal and external labor costs.

If the Company's new business computer system fails with respect to the Year 2000 issue, or if any computer hardware or software applications or embedded chips critical to the Company's manufacturing process are overlooked, or if the subsidiary conversions are not made or are not completed timely, there could be a material adverse impact on the business operations and financial performance of the Company. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the business operations or financial performance of the Company. In particular, if third party providers, due to the Year 2000 issue, fail to provide the Company with components or materials which are necessary to manufacture its products, with sufficient electric power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers worldwide, then any such failure could have a material adverse effect on the business operations and financial performance of the Company.

The Company has not yet established a contingency plan, but intends to formulate one to address unavoided or unavoidable risks and expects to have the contingency plan formulated by July 1999.

  EURO CURRENCY

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

RESULTS OF OPERATIONS

     THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997:

Net sales decreased 33% to $172.9 million for the three months ended September 30, 1998 compared to $257.4 million for the comparable period in the prior year. This decrease was largely attributable to a decrease in metal wood sales of $94.8 million for the three months ended September 30, 1998 versus 1997. This decrease was partially offset by sales of the Big Bertha (R) Steelhead (TM) metal woods, which were introduced in the third quarter of 1998 and contributed $33.1 million to sales. Also contributing to the decrease was an overall decrease in sales of irons of $17.4 million during the third quarter of 1998 versus 1997. Soft metal woods sales, particularly titanium metal wood sales, continued both domestically and abroad. Competition has caused the Company to lose some unit market share domestically partly because of pricing strategies implemented by certain large competitors. The Company also believes that certain actions by the USGA earlier this year contributed to the drop in metal wood sales. During the third quarter of 1998, sales to Japan and to the rest of Asia (excluding Japan) decreased $14.3 million (53%) and $7.6 million (42%), respectively over the same quarter of the prior year. Sales domestically and in Europe also decreased $52.8 million (32%) and $5.3 million (16%), respectively during the three months ended September 30, 1998 as compared to the same period in the prior year.

For the three months ended September 30, 1998, gross profit decreased 40% to $83.1 million from $138.8 million for the comparable period in the prior year. As a percentage of net sales, gross profit decreased to 48% from 54% for the quarter ended September 30, 1998 as compared to the same quarter of the prior year, primarily as a result of higher cost of sales due to an increase in sales of irons (which have lower margins than metal woods) as a percentage of total dollar and unit sales, a metal wood wholesale price reduction implemented in May 1998 and an increase in warranty expense. These increases were partially offset by a reduction in employee compensation expense during the quarter ended September 30, 1998 over the comparable quarter in 1997.

Selling expenses increased to $40.3 million in the third quarter of 1998 compared to $32.6 million in the third quarter of 1997. As a percentage of net sales, selling expenses increased to 23% from 13% during the third quarter of 1998 over the third quarter of 1997. The $7.7 million increase was primarily the result of selling expenses related to Odyssey, which the Company purchased in August 1997, and newly acquired foreign distribution and domestic subsidiaries. Also contributing to the increase were increased advertising, promotional, staffing and overhead expenses in certain foreign subsidiaries. The increase was partially offset by a reduction in employee compensation expense during the quarter ended September 30, 1998 over the quarter ended September 30, 1997.

General and administrative expenses decreased to $24.5 million for the three months ended September 30, 1998 from $24.7 million for the comparable period in the prior year. As a percentage of net sales, general and administrative expenses in the third quarter of 1998 increased to 14% from 10%. The $0.2 million decrease was largely attributable to decreases in employee compensation expense and outside legal fees. This decrease was partially offset by costs associated with operations of Callaway Golf Ball Company, primarily non-capitalized construction costs of its new facility, as well as depreciation and other costs related to the implementation of the Company's new computer software system. Costs also increasing in the third quarter of 1998 were those related to Odyssey, including amortization of intangibles associated with the purchase of substantially all of the assets and certain liabilities of Odyssey, costs related to other subsidiaries which the Company did not own in the comparable period of 1997, and costs related to golf development and new player programs which were formed in the first quarter of 1998.

Research and development expenses decreased to $9.1 million in the third quarter of 1998 compared to $10.6 million in the comparable period of the prior year.
As a percentage of net sales, research and development expenses in the third quarter of 1998 increased to 5% from 4% in the third quarter of 1997. The $1.5 million decrease was primarily the result of a decrease in employee compensation expense. This decrease was partially offset by increased costs associated with development and testing of golf balls and costs related to Odyssey.

Other income decreased $0.8 million for the quarter ended September 30, 1998 over the comparable period of the prior year. This decrease was attributable to a decrease of interest income resulting from lower cash balances during three months ended September 30, 1998 versus 1997 as well as interest expense incurred during the three months ended September 30, 1998 related to draws on the Company's line of credit. This decrease was partially offset by net gains on foreign currency transactions in the third quarter of 1998 as compared with a net loss for the same period in 1997.


     NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997:

Net sales decreased 96.4% to $583.1 million for the nine months ended September 30, 1998 compared to $679.5 million for the comparable period in the prior year. This decrease was largely attributable to a decrease in sales of metal woods of $165.1 million for the nine months ended September 30, 1998 versus 1997. This decrease was partially offset by sales of the Big Bertha(R) Steelhead(TM) metal woods, which were introduced in the third quarter of 1998 and contributed $33.1 million to sales. Soft metal woods sales, particularly, titanium metal woods sales, continued both domestically and abroad. Competition has caused the Company to lose some unit market share domestically partly because of pricing strategies implemented by certain large competitors. In addition, sales earlier in the year were adversely affected by unusual "El Nino" weather conditions in the United States. The Company also believes that certain actions by the USGA earlier this year contributed to the drop in metal wood sales. Soft metal woods sales abroad may be attributed to continued economic problems in Asia. Sales to Japan and to the rest of Asia (excluding Japan) decreased $14.5 million (22%) and $21.5 million (47%), respectively, and domestic sales also decreased $71.5 million (16%) during the nine months ended September 30, 1998 as compared to the same period in the prior year. These decreases were offset by increases in sales to Europe of $10.1 million (11%) and Canada of $7.1 million (46%). Sales of irons also showed an increase during the first nine months of 1998 ($16.9 million), primarily the result of sales of Big Bertha(R) X-12(TM) Irons, which the Company introduced in January 1998. Sales of Odyssey(R) products contributed an increase of $24.9 million to sales for the nine months ended September 1998.

For the nine months ended September 30, 1998, gross profit decreased 24% to $275.6 million from $360.5 million for the comparable period in the prior year. As a percentage of net sales, gross profit decreased to 47% from 53% for the nine months ended September 30, 1998 as compared to the same period of the prior year, primarily as a result of higher cost of sales due to an increase in sales of irons, (which have lower margins than metal woods) as a percentage of total dollar and unit sales, a metal wood wholesale price reduction implemented in May 1998 and an increase in warranty expense. These increases were partially offset by a reduction in employee compensation expense during the nine months ended September 30, 1998 over the nine months ended September 30, 1997.

Selling expenses increased to $118.3 million for the nine months ended September 30, 1998 compared to $95.2 million for the comparable period in the prior year. As a percentage of net sales, selling expenses in the first nine months of 1998 increased to 20% from 14% for the comparable period in 1997. The $23.1 million increase was primarily the result of selling expenses related to Odyssey, which the Company acquired in August 1997 and newly acquired of foreign distribution and domestic subsidiaries. Also contributing to the increase were increases in advertising and promotional costs, as well as increased pro tour expenses primarily resulting from tour signage contracts. The Company also experienced increased advertising, promotional, staffing and overhead expenses in certain foreign subsidiaries. The increase was partially offset by a reduction in employee compensation expense during the nine months ended September 30, 1998 over the comparable period in 1997.

General and administrative expenses increased to $68.7 million for the nine months ended September 30, 1998 from $57.0 million for the comparable period in the prior year. As a percentage of net sales, general and administrative expenses in the first nine months of 1998 increased to 12% from 8%. The $11.7 million increase was largely attributable to costs associated with operations of Callaway Golf Ball Company, primarily non-capitalized construction costs of its new facility, as well as depreciation and other costs related to the implementation of the Company's new computer software system. Also contributing to the increase were costs related to Odyssey, including amortization of intangibles associated with the purchase of substantially all of the assets and certain liabilities of Odyssey, costs related to other subsidiaries which the Company did not own in the comparable period of 1997, and costs related to golf development and new player programs which were formed in the first quarter of 1998. This increase was partially offset by decreases in employee compensation expense and outside legal fees.

Research and development expenses increased to $26.2 million in the first nine months of 1998 compared to $24.7 million in the comparable period of the prior year. As a percentage of net sales, research and development expenses in the first nine months of 1998 remained constant at 4%. The $1.5 million increase was primarily the result of costs associated with the development and testing of golf balls, increased product design, engineering and casting technology costs and costs related to Odyssey. This increase was partially offset by a decrease in employee compensation expense.

Other income decreased $3.3 million for the nine months ended September 30, 1998 over the comparable period of the prior year. This decrease was attributable to a decrease of interest income resulting from lower cash balances during nine months ended September 30, 1998 versus 1997 as well as interest expense incurred during the first nine months of 1998 related to draws on the Company's line of credit. This decrease was partially offset by net gains on foreign currency transactions in the first nine months of 1998 as compared with a net loss for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, cash and cash equivalents increased to $31.0 million from $26.2 million at December 31, 1997 primarily as a result of $29.2 million provided by operations and $38.5 million provided by financing activities. Cash flows from operations was primarily attributable to net income, increases in income taxes payable and accrued warranty expense and a decrease in accounts receivable, partially offset by an increase in inventories and a decrease in other liabilities. Cash provided by financing activities was primarily due to net proceeds from the Company's revolving line of credit as well as issuance of Common Stock, partially offset by dividends paid.

Cash used in investing activities totaled $63.1 million and resulted primarily from capital expenditures for building improvements, production and research and development machinery and computer equipment. Of these capital expenditures, $26.7 million related to Callaway Golf Ball Company. The acquisition of the Company's distributors in Korea, Belgium, Denmark, Canada and France and the purchase of the remaining 80% interest of All-American Golf LLC also contributed to cash used in investing activities.

The Company's principal source of liquidity, both on a short-term and long-term basis, has been cash flow provided by operations and the Company's line of credit facility. The Company expects this trend to continue although sales in 1998 have declined from those in the prior year and the Company does not foresee any significant improvement in sales over the next several quarters. The Company increased its line of credit facility from $50.0 million to $150.0 million in February 1998. The Company has borrowed against its line of credit to supplement cash flow used in operations based upon the Company's need to increase its inventory levels and finance additional operational activities as well as finance capital expenditures during the nine months ended September 30, 1998. At September 30, 1998, the Company had available $99.2 million on its line of credit. The Company intends to repay its borrowings on its existing line of credit with cash flow from operations.

The implementation of the business plan discussed in Note 9 of the financial statements and in Management's Discussion and Analysis above contemplates the Company renegotiating certain loan covenants under its existing line of credit or securing a new line of credit or other loan facility by December 31, 1998. If the Company is unsuccessful in these efforts, and is otherwise unable to modify its business plan to avoid violating certain loan covenants in its existing line of credit, there could be a material adverse affect on the Company's operations.

As a result of the implementation of the business plan, the Company currently estimates that it will incur charges in the fourth quarter of 1998 of between $70 million and $85 million related to employee severance costs, impairment of assets, excess lease costs, losses on disposition of assets, other exit costs, as well as obsolete or excess inventory charges. If the Company takes actions that vary from those currently expected, actual charges recorded could differ significantly from those estimated above.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION:

October and November 1998 Press Releases
----------------------------------------

The Company issued three press releases, the first of which reported its third quarter 1998 sales and earnings and the anticipation of continued adverse impact of market conditions on its sales and earnings in the fourth quarter of 1998, the second of which announced the consolidation of Odyssey Golf, Inc. with the Company and the third of which reported the plan adopted by the Company pursuant to its review of business elements. Copies of these press releases are attached hereto as Exhibits 99.1, 99.2 and 99.3, respectively, and are incorporated herein by reference.

Shareholder Proposal Notice Deadline
------------------------------------

Shareholders who wish to bring proposals for action at the Company's 1999 Annual Meeting of Shareholders must give written notice of such proposal to the Company's Secretary no later than March 5, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     a.   Exhibits:
          --------

          3.1 Articles of Incorporation (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-85692), as filed with the Securities and Exchange Commission (the "Commission") on October 28, 1994, and incorporated herein by this reference.)

          3.2 Certificate of Amendment of Articles of Incorporation of the Company (filed as Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 31, 1995, and incorporated herein by this reference.)

          3.3 By-laws (as amended through May 10, 1996) (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-
                5719), as filed with the Commission on June 11, 1996, and incorporated herein by this reference.)

          27    Financial Data Schedule/(+)/
          99.1  Press Release dated October 21, 1998/(+)/
          99.2  Press Release dated October 27, 1998/(+)/
          99.3  Press Release dated November 11, 1998/(+)/



______________________________
/(+)/ Included with this Report.


     b.   Reports on Form 8-K:
          -------------------

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALLAWAY GOLF COMPANY



Date:  November 16, 1998  /s/  ELY CALLAWAY
                               -------------------------
                               Ely Callaway
                               Chairman, President and
                               Chief Executive Officer



                          /s/  DAVID A. RANE
                               -------------------------
                               David A. Rane
                               Executive Vice President, Planning
                               and Administration and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER    DESCRIPTION
                  -----------
     3.1       Articles of Incorporation (filed as Exhibit 4.1 to the Company's
               Registration Statement on Form S-8 (No. 33-85692), as filed with the Securities and Exchange Commission (the "Commission") on
               October 28, 1994, and incorporated herein by this reference.)

     3.2 Certificate of Amendment of Articles of Incorporation of the Company (filed as Exhibit 3.1.2 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 31, 1995, and incorporated herein by this reference.)

     3.3 By-laws (as amended through May 10, 1996) (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-
               5719), as filed with the Commission on June 11, 1996, and incorporated herein by this reference.)

     27        Financial Data Schedule/(+)/
     99.1      Press Release dated October 21, 1998/(+)/
     99.2      Press Release dated October 27, 1998/(+)/
     99.3      Press Release dated November 11, 1998/(+)/

______________________________
/(+)/ Included with this Report.