Form 10-K405
period 1998-12-31
CALLAWAY GOLF CO /CA
filed 1999-03-31
CIK 837465

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-10962

                             CALLAWAY GOLF COMPANY
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                               95-3797580
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              2285 RUTHERFORD ROAD
                            CARLSBAD, CA  92008-8815
                                 (760) 931-1771
   (Address, including zip code, and telephone number, including area code of principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 8, 1999, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $816,632,022 based on the closing sales price of the Registrant's Common Stock as reported in the consolidated transactions reporting system.

     As of March 8, 1999, the number of shares of the Registrant's Common Stock outstanding was 75,526,661, and there were no shares of the Registrant's Preferred Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Parts I, II and IV incorporate certain information by reference from the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1998.

     Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 5, 1999, which proxy statement was filed on April 1, 1999.

Note: Statements used in this discussion that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers also are urged to carefully review and consider the various disclosures made by the Company which describe certain factors which affect the Company's business, as well as the Company's other periodic reports on Forms 10-K and 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

                                     PART I

ITEM 1.  BUSINESS.

     Callaway Golf Company (the "Company" or "Callaway Golf") is a California corporation formed in 1982 and has the following directly wholly-owned operating subsidiaries: Callaway Golf Sales Company, Callaway Golf Ball Company, CGV, Inc., Callaway Golf Europe Ltd. (formerly Callaway Golf (UK) Limited), ERC International Company, Callaway Golf Korea, Ltd., Callaway Golf (Germany) GmbH, Callaway Golf Canada Ltd. and Callaway Golf Europe, S.A. (France). The Company designs, develops, manufactures and markets high quality, innovative golf clubs. The Company's golf clubs are sold at premium prices to both average and skilled golfers on the basis of performance, ease of use and appearance. Callaway Golf's primary products, most of which incorporate the Company's S2H2(R) design concept, currently include Big Bertha(R) Steelhead(TM) Stainless Steel Drivers and Fairway Woods, Great Big Bertha(R) Hawk Eye(R) Drivers and Fairway Woods, Biggest Big Bertha(R) Titanium Drivers, Great Big Bertha(R) Tungsten Titanium(TM) Irons, Big Bertha(R) X-12(TM) Irons, and various putters, including the Bobby Jones(R) Series Putters and the Carlsbad Series Putters. The Company also manufactures and markets the Odyssey(R) brand line of putters and wedges with Stronomic(R) and Lyconite(TM) face inserts. The Company currently is constructing a golf ball manufacturing plant for its wholly-owned subsidiary, Callaway Golf Ball Company, and anticipates manufacturing and marketing golf balls by late 1999 or early 2000. See "Item 1. Business-Product Design and Development-Golf Ball Development."

SEGMENTS

          Information regarding the Company's segments is contained in Note 14 of the Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1998 ("1998 Annual Report to Shareholders"), which is incorporated herein by reference.

RESTRUCTURING

     On November 11, 1998, the Company announced that it had adopted a business plan that included a number of cost reduction actions and operational improvements. These actions included: the consolidation of the operations of the Company's wholly-owned subsidiary, Odyssey Golf, Inc. ("Odyssey Golf"), into the operations of the Company while maintaining the distinct and separate Odyssey(R) brand image; the discontinuation, transfer or suspension of certain initiatives not directly associated with the Company's core business, such as the Company's involvement with interactive golf sites, golf book publishing, new player development and a golf venue in Las Vegas; and the re-sizing of the Company's core business to reflect current and expected business conditions. These initiatives are expected to be largely completed during 1999. As a result of these actions, the Company recorded one-time charges of $54.2 million during the fourth quarter of 1998. These charges (shown below in tabular format) primarily relate to: 1) the elimination of job responsibilities, resulting in costs incurred for employee severance; 2) the decision to exit certain non-core business activities, resulting in losses on disposition of the Company's 80% interest in Callaway Golf Media Ventures

(see Note 15 of the Consolidated Financial Statements in the 1998 Annual Report to Shareholders), a loss on the sale of All-American Golf (See Note 13 of the Consolidated Financial Statements in the 1998 Annual Report to Shareholders), as well as excess lease costs; and 3) consolidation of the Company's continuing operations resulting in impairment of assets, losses on disposition of assets and excess lease costs. Without these charges, the Company's earnings per diluted share would have been $0.13 for the year ended December 31, 1998.

     Employee reductions occurred in almost all areas of the Company, including manufacturing, marketing, sales, and administrative areas. At December 31, 1998, the Company had reduced its non-temporary work force by approximately 750 positions. Although substantially all reductions occurred prior to December 31, 1998, a small number of reductions will occur in the first quarter of 1999.

   Details of the one-time charges are as follows (in thousands):

                                                                                                  Reserve
                                                                      One-Time                    Balance
                                                      Cash/Non-Cash    Charge    Activity       at 12/31/98
                                                      -----------------------------------------------------
ELIMINATION OF JOB RESPONSIBILITIES                                    $11,664    $ 8,473           $ 3,191
   Severance packages                                 Cash              11,603      8,412             3,191
   Other                                              Non-cash              61         61

EXITING CERTAIN NON-CORE BUSINESS ACTIVITIES                           $28,788    $12,015           $16,773
   Loss on disposition of subsidiaries                Non-cash          13,072     10,341             2,731
   Excess lease costs                                 Cash              12,660        146            12,514
   Contract cancellation fees                         Cash               2,700      1,504             1,196
   Other                                              Cash                 356         24               332

CONSOLIDATION OF OPERATIONS                                            $13,783    $ 2,846           $10,937
   Loss on disposition/impairment of assets           Non-cash          12,364      2,730             9,634
   Excess lease costs                                 Cash                 806          4               802
   Other                                              Cash                 613        112               501

     Future cash outlays are anticipated to be completed by the end of 1999, excluding certain lease commitments that continue through February 2013. The Company anticipates that this business plan will generate savings going forward in excess of $40.0 million per year, beginning in 1999. In addition, the Company is continuing to implement an ongoing process of reviewing its manufacturing operations and its worldwide supplier network aimed at reducing the cost of goods sold and generating significant savings. However, no assurances can be given that the full amount of the anticipated savings will be realized.

PRODUCTS

     The following table sets forth the contribution to net sales attributable to the product groups for the periods indicated (dollars in thousands).

                                                              Year Ended December 31,
                                 ---------------------------------------------------------------------------------
                                          1998                         1997                          1996
                                 ---------------------------------------------------------------------------------
Metal Woods                      $389,900         56%          $544,258         64%          $479,127          71%
Irons                             229,112         33%           233,977         28%           168,576          25%
Putters, accessories
 and other*                        78,609         11%            64,692          8%            30,809           4%
                                 ---------------------------------------------------------------------------------
          Net Sales              $697,621        100%          $842,927        100%          $678,512         100%
                                 =================================================================================

* 1998 and 1997 net sales include $49.2 and $20.5 million, respectively, of Odyssey(R) putters and wedges.

     The Company believes that, although interest in golf appears to be growing, the worldwide premium golf equipment market has been declining and that it may continue to decline during the foreseeable future. Demand in the

United States for premium golf equipment also has declined in 1998, and the Company experienced a decline in domestic sales in 1998. The economic turmoil in Southeast Asia and Japan continues to cause contraction in the retail golf markets in these countries and elsewhere around the world, and has had an adverse effect on the Company's sales and results of operations. The Company expects this situation to continue in 1999.

     While sales of the Company's newly introduced Big Bertha(R) Steelhead(TM) and Great Big Bertha(R) Hawk Eye(R) Titanium Metal Woods have been strong to date, no assurances can be given that the demand for these products or the Company's other existing products, or the introduction of new products, will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

     METAL WOODS
     -----------

     Great Big Bertha(R) Hawk Eye(R) Titanium Drivers and Fairway Woods

     In January 1999, the Company introduced and began delivery of significant quantities of Great Big Bertha(R) Hawk Eye(R) Titanium Drivers and Fairway Woods. Great Big Bertha(R) Hawk Eye(R) Titanium Drivers and Fairway Woods were designed to replace the Company's Great Big Bertha(R) Titanium Drivers and Fairway Woods. Great Big Bertha(R) Hawk Eye(R) Titanium Drivers and Fairway Woods incorporate a design with a totally new oversize clubhead incorporating a thin titanium crownplate together with a strong, lightweight titanium body.
This design includes a new Tungsten Gravity Screw that is inserted into the sole of the clubhead and produces a low and deep center of gravity. The Company offers Great Big Bertha(R) Hawk Eye(R) Titanium Drivers in lofts ranging from 6 to 12 degrees. Great Big Bertha(R) Hawk Eye(R) Titanium Fairway Woods are available in a 2-wood (The Deuce), Strong 3-wood, 3-wood, Strong 4-wood, 4-wood, 5-wood, 7-wood (Heaven Wood), and 9-wood (Divine Nine).

     Big Bertha(R) Steelhead(TM) Stainless Steel Drivers and Fairway Woods

     In August 1998, the Company introduced and began delivery of significant quantities of Big Bertha(R) Steelhead(TM) Stainless Steel Drivers and Fairway Woods. Big Bertha(R) Steelhead(TM) Stainless Steel Drivers and Fairway Woods were designed to replace the Company's Big Bertha(R) Stainless Steel Drivers and Fairway Woods with the War Bird(R) soleplate. Big Bertha(R) Steelhead(TM) Stainless Steel Drivers and Fairway Woods have a large forgiving face and a lightweight crownplate atop a heavier, stronger body that incorporates a relatively heavy weight chip. This design produces a low center of gravity. The Company offers Big Bertha(R) Steelhead(TM) Stainless Steel Drivers in lofts ranging from 6 to 12 degrees. Big Bertha(R) Steelhead(TM) Stainless Steel Fairway Woods are available in a 2-wood (The Deuce), Strong 3-wood, 3-wood, Strong 4-wood, 4-wood, 5-wood, 7-wood (Heaven Wood), and 9-wood (Divine Nine), 11-wood (Ely Would).

     Biggest Big Bertha(R) Titanium Driver

     In January 1997, the Company introduced Biggest Big Bertha(R) Titanium Drivers. Biggest Big Bertha(R) Drivers have the largest titanium clubheads of any of the Company's clubs to date, and provide maximum forgiveness, and incorporate ultralight graphite shafts which are longer than Great Big Bertha(R) Driver shafts. Although larger and longer, Biggest Big Bertha(R) Drivers are lighter in overall weight than Great Big Bertha(R) Drivers. Biggest Big Bertha(R) Drivers incorporate the S2H2(R) design concept, the War Bird(R) soleplate (which features a deep dish on either side of the central facet running rearward from the clubface) and an advanced internal weighting system which increases the degree of perimeter weighting of the titanium clubhead. The Company offers Biggest Big Bertha(R) Drivers in lofts ranging from 6 to 12 degrees.

     IRONS
     -----

     Big Bertha(R) X-12(TM) Irons

     In January 1998, the Company introduced and began delivery of significant quantities of Big Bertha(R) X-12(TM) Irons. Big Bertha(R) X-12(TM) Irons incorporate a low center of gravity which helps get the ball airborne more easily with the proper trajectory and spin. The varied 360-degree undercut channel creates a thinner profile, and together with a new shape and a narrower sole, keeps the center of gravity low. The unique multi-layer design in the cavity allows for increased forgiveness on off-center hits. These irons are offered in 1 through 9, and pitching, approach, sand, and lob wedges, with either graphite or steel shafts.

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

     PUTTERS
     -------

     The Company has two lines of putters. Odyssey(R) brand putters sold by the Company incorporate a soft, sensitive black trapezoidal Stronomic(R) insert designed to provide better feel and forgiveness. This line includes the new TriForce(TM) series of putters introduced in 1999, Rossie(TM) mallet putters and Dual Force(R) blade style putters. The center of gravity in the TriForce(TM) series of putters has been moved back and away from the face, which creates better ball roll than similar-shaped clubs. This weight distribution is achieved through having the largest Stronomic(R) insert of any Odyssey(R) putter to date, coupled with a heavy, milled tungsten flange. The Company also has a Callaway(R) line of steel and graphite shafted putters, including the new Carlsbad Series putters. Some of these putters incorporate the S2H2(R) concept, including the Tuttle(R) and the Tuttle(R) II putters. In 1996, the Company introduced and commenced deliveries of the new Bobby Jones(R) line of putters, consisting of three styles of precision-machined putters with a double-radius bend, offset shaft. In 1997, 1998 and 1999 additional styles of the Bobby Jones(R) putters were introduced.

     ACCESSORIES
     -----------

     In addition to its golf clubs, Callaway Golf offers golf-related equipment and supplies manufactured by other companies bearing the Callaway(R) logo, including golf bags, travel bags, head covers, hats, umbrellas and other accessories.

PRODUCT DESIGN AND DEVELOPMENT

     Product design at Callaway Golf is a result of the integrated efforts of its product development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created an environment in which new ideas are valued and explored. The Company's research and development expenses, which for 1998 and 1997 include those of Callaway Golf Ball Company and Odyssey Golf's putter operations, were $36.8 million, $30.3 million and $16.2 million during 1998, 1997, and 1996, respectively. The Company intends to continue to invest substantial amounts in its research and development activities in 1999 and beyond. In addition to development of new golf club equipment, these investments will continue to include, among others, significant expenditures in support of Callaway Golf Ball Company's efforts to develop and market a new golf ball product.

     Callaway Golf has the ability to create and modify golf club designs by using computer aided design software ("CAD"), computer aided manufacturing software ("CAM") and computer numerical control ("CNC") milling equipment. CAD software enables designers to develop computer models of new clubhead and shaft designs. CAM software is then used by engineers to translate the digital output from CAD computer models so that physical prototypes can be produced. Through the use of this technology, Callaway Golf has been able to greatly accelerate the design, development and testing of new golf clubs.

     The Company owns two induction furnaces (for casting ferrous and non-ferrous alloys) and one cold-walled furnace (for casting titanium, nickel and cobalt alloys) which are located in a foundry facility at the Company's headquarters in Carlsbad, California. During 1998, the Company used its foundry facility to cast its own prototype clubheads. In addition, the Company designs and fabricates shaft prototypes at its technology center that also is located at the Company's headquarters.

     The Company believes that the introduction of new, innovative golf equipment is increasingly important to its future success. The Company faces certain risks associated with such a strategy. For example, new models and basic design changes in golf equipment are frequently met with consumer rejection. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the marketplace. Further, new products that retail at a lower price than prior products may negatively impact the Company's revenues unless unit sales increase. New designs generally should satisfy the standards established by the United States Golf Association ("USGA") and the Royal and Ancient Golf Club of St. Andrews ("R&A") because these standards are generally followed by golfers within their respective jurisdictions. While all of the Company's current products have been found to conform to USGA and R&A rules, there is no assurance that new designs will receive USGA and/or R&A approval, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company's products.

     On November 2, 1998, the USGA announced the adoption of a test protocol to measure the so-called "spring-like effect" in certain golf clubheads. The USGA has advised the Company that none of the Company's current products are barred by this test. The R&A is considering the adoption of a similar or related test. Future actions by the USGA or the R&A may impede the Company's ability to introduce new products and therefore could have a material adverse effect on the Company's results of operations.

     The Company's new products have tended to incorporate significant innovations in design and manufacture, which have resulted in higher prices for the Company's products relative to other products in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay such prices for golf equipment. Thus, although the Company has achieved certain successes in the introduction of its golf clubs in the past, no assurances can be given that the Company will be able to continue to design and manufacture golf clubs that achieve market acceptance in the future.

     The rapid introduction of new products by the Company can result in closeouts of existing inventories at both the wholesale and retail levels. Such closeouts can result in reduced margins on the sale of older products, as well as reduced sales of new products, given the availability of older products at lower prices. Historically, the Company has managed such closeouts so as to avoid any material negative impact on the Company's operations, but there can be no assurance that the Company will always be able to do so.

     The Company plans its manufacturing capacity based upon the forecasted demand for its products. Actual demand for such products may exceed or be less than forecasted demand. The Company's unique product designs often require sophisticated manufacturing techniques, which can limit the Company's ability to quickly expand its manufacturing capacity to meet the full demand for its products. If the Company is unable to produce sufficient quantities of new products in time to fulfill actual demand, especially during the Company's traditionally busy second and third quarters, it could limit the Company's sales and adversely affect its financial performance. On the other hand, the Company commits to components and other manufacturing inputs for varying periods of time, which can limit the

Company's ability to quickly react if actual demand is less than forecast. As in 1998, this could result in excess inventories and related obsolescence charges that could adversely affect the Company's financial performance.

Golf Ball Development

     In 1996, the Company formed Callaway Golf Ball Company, a wholly owned subsidiary of the Company, for the purpose of designing, manufacturing and selling golf balls. The Company has previously licensed the manufacture and distribution of a golf ball product in Japan and Korea. The Company also distributed a golf ball under the trademark "Bobby Jones." These golf ball ventures were introduced primarily as promotional efforts and were not commercially successful.

     The Company has determined that Callaway Golf Ball Company will enter the golf ball business by creating, developing and manufacturing golf balls in a new plant constructed just for this purpose. The successful implementation of the Company's strategy could be adversely affected by various risks, including, among others, delays in product development, construction delays and unanticipated costs. There can be no assurance as to if and when a successful golf ball product will be developed or that the Company's investments will ultimately be realized.

     The Company's golf ball business is still in the developmental stage and, by plan, has had a significant negative impact on the Company's cash flows and results of operations and will continue to do so during 1999. The Company believes that many of the same factors that affect the golf equipment industry, including growth rate in the golf equipment industry, intellectual property rights of others, seasonality and new product introductions, also apply to the golf ball business.

SALES AND MARKETING

Sales for Distribution in the United States

     Approximately 62%, 65% and 68% of the Company's net sales were derived from sales for distribution within the United States in 1998, 1997 and 1996, respectively. The Company targets those golf retailers (both on-course and off-course) who sell "pro-line" clubs (professional quality golf clubs) and provide a level of customer service appropriate for the sale of premium golf clubs. No one customer that distributes golf clubs in the United States accounted for more than 5% of the Company's revenues in 1998, 1997, and 1996. The Company distributes its products in Hawaii through an exclusive distributor.

     The Company, through its subsidiary Callaway Golf Sales Company, currently employs full-time regional field representatives, in-house telephone salespersons and customer service representatives in connection with golf club and accessory sales. Each geographic region is covered by both a field representative and a telephone salesperson who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits. The Company believes that this tandem approach of utilizing field representatives and telephone salespersons provides the Company a competitive advantage over other golf club manufacturers that distribute their golf clubs solely through independent sales representatives rather than employees. Notwithstanding the foregoing, Callaway Golf recognizes that other companies have marketing programs which may be equally or more effective than its own strategy.

     Some quantities of the Company's products find their way to unapproved outlets or distribution channels. This "gray market" in the Company's products can undermine authorized retailers and foreign wholesale distributors who promote and support the Company's products, and can injure the Company's image in the minds of its customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling Callaway Golf products to unauthorized distributors and/or an increase in sales returns over historical levels. For example, the Company experienced a decline in sales in the United States in 1998, and believes the decline was due, in part, to a decline in "gray market" shipments to Asia and Europe. While the Company has taken some lawful steps to limit commerce in its products in the "gray market" in both domestic and international markets, it has not stopped such commerce.

Sales for Distribution Outside of the United States

     Approximately 38%, 35% and 32% of the Company's net sales were derived from sales for distribution outside of the United States in 1998, 1997 and 1996, respectively. In 1997 and 1996, the majority of the Company's international sales were made through distributors specializing in the sale and promotion of golf clubs in specific countries or regions around the world. In 1998, the majority of the Company's international sales were made through its foreign subsidiaries. The Company currently has distribution arrangements covering sales of the Company's products in over 50 foreign countries, including Japan, Singapore, Spain, Italy, Hong Kong, Australia, Argentina and South Africa. Prices of golf clubs for sales outside of the United States receive an export pricing discount to compensate international distributors for selling, advertising and distribution costs. A change in the Company's relationship with significant distributors could negatively impact the volume of the Company's international sales.

     Prior to April 1998, the Company distributed its products in Canada through a distributor. In April 1998, the Company purchased the distribution rights of its Canadian distributor and began directly marketing its products in that country through its subsidiary, Callaway Golf Canada Ltd.

     In 1998, the Company directly marketed its products in the United Kingdom, Belgium, Finland, Denmark and Sweden through its wholly-owned British subsidiary, Callaway Golf Europe Ltd. ("CG Europe") (formerly Callaway Golf (UK) Limited). Through two transactions in 1996 and 1998, the Company acquired the distributor rights of its German distributor, which consist of selling and promoting the Company's products in Germany, Austria, the Netherlands and Switzerland. In December 1998, the Company acquired the distribution rights of its Norwegian distributor and in January 1999 began directly marketing its products in Norway through CG Europe. In February 1999, the Company acquired the distribution rights of its Irish distributor and began directly marketing its products in Ireland through CG Europe. In June 1998, the Company purchased the distribution rights of its French distributor and began directly marketing its products in that country through its wholly-owned subsidiary, Callaway Golf Europe S.A.

     Prior to February 1998, the Company distributed its products in Korea through a distributor. In February 1998, the Company purchased the distribution rights of its Korean distributor and began directly marketing its products in that country through its subsidiary, Callaway Golf Korea, Ltd.

     In 1993, the Company, through a distributor agreement, appointed Sumitomo Rubber Industries, Ltd. as the sole distributor, and Sumitomo Corporation as the sole importer, of Callaway(R) golf clubs in Japan. This distributor agreement runs through December 31, 1999. The Company does not intend to extend this agreement. Sales to Sumitomo represented approximately $58.2 million (8%), $83.0 million (10%) and $58.2 million (9%) of the Company's net sales in 1998, 1997 and 1996, respectively. See Note 14 of Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders.

     The Company has established ERC International Company, a wholly-owned Japanese corporation ("ERC"), for the purpose of distributing Odyssey(R) products in Japan. ERC also will distribute Callaway Golf balls when ready and Callaway Golf clubs beginning January 1, 2000. There will be significant costs and capital expenditures invested in ERC before there will be sales sufficient to support such costs. However, these costs have not been material to date. Furthermore, there are significant risks associated with the Company's intention to effectuate distribution in Japan through ERC, and it is possible that doing so will have a material adverse effect on the Company's operations and financial performance.

     The Company's management believes that controlling the distribution of its products in selected major markets will be an element in the future growth and
success of the Company.   As described above, the Company has been actively
pursuing a reorganization of its international operations, including the acquisition of distribution rights in certain key countries in Europe, Asia and North America. These efforts have resulted and will continue to result in additional investments in inventory, accounts receivable, corporate infrastructure and facilities. The integration of foreign distribution into the Company's international sales operations will require the dedication of management resources which may temporarily detract from attention to the day-to-day business of the Company.

     Additionally, the Company's plan of integration of foreign distribution increases the Company's exposure to fluctuations in exchange rates for various foreign currencies which could result in losses and, in turn, could adversely impact the Company's results of operations. There can be no assurance that the Company will be able to mitigate this exposure in the future through its management of foreign currency transactions. International reorganization also could result in disruptions in the distribution of the Company's products in some areas. There can be no assurance that the acquisition of some or all of the Company's foreign distribution will be successful, and it is possible that an attempt to do so will adversely affect the Company's business.

     As noted above, the Company continues to experience unauthorized distribution of its products in international markets. For a discussion of the Company's efforts in this area, see "Sales for Distribution in the United States" set forth above.

Credit Risk

     The Company primarily sells its products to golf equipment retailers and foreign distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from these customers. The Company believes it has adequate reserves for potential credit losses. Historically, the Company's bad debt expense has been low. However, the recent downturn in the retail golf equipment market has resulted in delinquent or uncollectible accounts for some of the Company's significant customers. As a result, during 1998 the Company increased its reserve for credit losses. Management does not foresee any significant improvement in the golf equipment market during 1999, and therefore expects this trend to continue. Accordingly, there can be no assurance that the Company's results of operations or cash flows will not be adversely impacted by the failure of its customers to meet their obligations to the Company.

Advertising and Promotion

     Within the United States, the Company has focused its advertising efforts mainly on a combination of television commercials and printed advertisements in national magazines, such as Golf Digest, Golf Magazine, Golf Week, Golf World
                            -----------  -------------  ---------  ----------
and Sports Illustrated's Golf Edition, and in trade publications, such as Golf
    ---------------------------------                                     ----
Shop Operations.  Advertising of the Company's golf clubs outside of the United
---------------
States is typically handled by our subsidiaries and independent distributors of the products in a particular country.

     The Company also establishes relationships with professional golfers in order to evaluate and promote Callaway Golf branded golf clubs. The Company has entered into endorsement arrangements with members of the various professional tours, including the Senior PGA Tour, the PGA Tour, the LPGA Tour, the PGA European Tour and the Nike Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor's products despite contractual commitments. To date, the Company believes that the cessation of use by professional endorsers of Callaway(R) brand products has not resulted in a significant amount of negative publicity. However, if certain of Callaway Golf's professional endorsers were to stop using the Company's products contrary to their endorsement agreements, the Company's business could be adversely affected in a material way by the negative publicity.

     Many professional golfers throughout the world use the Company's golf clubs even though they are not contractually bound to do so. The Company has created cash "pools" that reward such usage. For the last several years, the Company has experienced an exceptional level of driver penetration on the world's five major professional tours, and the Company has heavily advertised that fact. It is unlikely that the Company will be able to sustain this level of professional usage in 1999. Many other companies are aggressively seeking the patronage of these professionals, and are offering many inducements, including specially designed products and significant cash rewards.

     As in past years, during 1998, the Company continued its Big Bertha(R) Players' Pools ("Pools") for the PGA, Senior PGA, LPGA and Nike Tours. Those professional players participating in the Pools received cash for using Callaway Golf products in professional tournaments, but were not bound to use the products or grant any endorsement to the Company. The Company believes that its professional endorsements and its Pools contributed to its usage on the professional tours in 1998. However, in connection with its new business plan for 1999 the Company has significantly reduced these Pools for the PGA and the Senior PGA Tours, and has eliminated the Pools for the LPGA and Nike Tours. As a result, the Company anticipates that the level of professional usage of the Company's products will be lower in 1999 than 1998. Further, while it is not clear whether professional endorsements materially contribute to retail sales, it is possible that a decline in the level of professional usage of the Company's products could have a material adverse effect on the Company's business.

     To support the promotion of its products at the retail level, the Company offers various promotional programs to its customers. Golf clubs may be purchased at a discount for demonstration, loan and rental use and for personal use by golf shop professionals.

     The Company's advertising, promotional and endorsement related expenses, including compensation to professional golfers, were approximately $79.1 million, $62.4 million and $45.0 million, in 1998, 1997 and 1996, respectively.

MANUFACTURING AND SOURCES AND AVAILABILITY OF MATERIALS

     The manufacturing of the Company's golf clubs involves a number of specialized processes required by the unique design of the products. The Company's metal woods and irons are produced by the Company's manufacturing personnel at its Carlsbad, California facilities using clubheads, shafts and grips supplied by independent vendors.

     The Company works with a few select casting houses to produce its clubheads. The clubheads used in the production of Great Big Bertha(R) Hawk Eye(R) Titanium Drivers and Fairway Woods are manufactured to Callaway Golf's specifications by Cast Alloys, Inc. ("Alloys"), Coastcast Corporation ("Coastcast") and Sturm, Ruger and Company ("Sturm Ruger"). Coastcast and Alloys cast Big Bertha(R) Steelhead(TM) Stainless Steel Drivers and Fairway Woods clubheads. Biggest Big Bertha(R) Titanium Driver clubheads are provided by Alloys, Coastcast and Sturm Ruger. Big Bertha(R) X-12 Iron clubheads are provided by Hitchiner Manufacturing Co. and Coastcast. Great Big Bertha(R) Tungsten.Titanium(TM) Irons are provided by Coastcast. The Company works closely with its casting houses, which enables the Company to monitor the quality and reliability of clubhead production. All of these casting houses are currently manufacturing, or are entitled to manufacture, clubheads for competitors of the Company. The Company also works closely with Aldila, FM Precision, Fujikura, Graphite Design, Inc., HST, Suntech-Sunwoo Co, Ltd., True Temper and Unifiber, its principal suppliers of shafts, to develop specialized shafts suited to the S2H2(R) design and the other unique features of the Company's products.

   The Company is dependent on a limited number of suppliers for its clubheads and shafts. In addition, some of the Company's products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. The Company believes that suitable clubheads and shafts could be obtained from other manufacturers in the event its regular suppliers are unable to provide components. However, any significant production delay or disruption caused by the inability of current suppliers to deliver or the transition to other suppliers could have a material adverse impact on the Company's results of operations.

     The Company uses United Parcel Service ("UPS") for substantially all ground shipments of products to its domestic customers. The Company is continually reviewing alternative methods of ground shipping to supplement its use and
reduce its reliance on UPS.   To date, a limited source of alternative vendors
have been identified and adopted by the Company. Nevertheless, any interruption in UPS services could have a material adverse effect on the Company's sales and results of operations.

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

Handling of Materials

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

PRODUCT WARRANTIES

     The Company supports all of its golf clubs with a limited two year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors which use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. In addition, the Company's Biggest Big Bertha(R) Drivers, because of their large clubhead size and extra long, lightweight graphite shafts, have experienced shaft breakage at a rate higher than generally experienced with the Company's other metal woods, even though these shafts are among the most expensive to manufacture in the industry. While any breakage or warranty problems are deemed significant to the Company, the incidence of clubs returned as a result of cracked clubheads, broken graphite shafts, loose medallions and other product problems to date has not been material in relation to the volume of Callaway Golf clubs that have been sold. The Company monitors closely the level and nature of any product breakage and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. Significant increases in the incidence of breakage or other product problems may adversely affect the Company's sales and image with golfers. At December 31, 1998, 1997 and 1996, the Company's reserves for warranty claims were approximately $35.8 million, $28.1 million, and $27.3 million, respectively. While the Company believes that it has sufficient reserves for warranty claims, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of breakage or other product problems.

INTELLECTUAL PROPERTY

     The Company seeks to protect its intellectual property rights, such as product designs, manufacturing processes, new product research and concepts, and trademarks. These rights are protected through the acquisition of utility and design patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, when necessary and appropriate, litigation against those who are, in the Company's opinion, unfairly competing. In the United States, the Company has applied for or been granted patents for certain features of its golf clubs. Additionally, it has been granted trademark registrations for Callaway(R), Big Bertha(R), Great Big Bertha(R), Hawk Eye(R), S2H2(R), Odyssey(R), Stronomic(R) and several other product names. There is no assurance that during the life of a patent or a trademark, prior to a court of competent jurisdiction validating them, any of these patents or trademarks are enforceable, although the Company believes them to be enforceable.

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

     An increasing number of the Company's competitors have, like the Company itself, sought to obtain patent, trademark, copyright or other protection of their proprietary rights and designs. From time to time others have or may contact the Company to claim that they have proprietary rights that have been infringed by the Company and/or its products. The Company evaluates any such claims and where appropriate, has obtained or sought to obtain licenses or other business arrangements. (See also Item 3, "Legal Proceedings.") To date, there have been no interruptions in the Company's business as a result of any claims of infringement. No assurance can be given, however, that the Company will not be adversely affected in the future by the assertion of intellectual property rights belonging to others. This effect could include alteration of existing products, withdrawal of existing products and delayed introduction of new products.

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

     Callaway Golf also has an exclusive licensing agreement with Nordstrom, Inc., under which Nordstrom, Inc. designs, produces and sells apparel in the U.S. at its own expense under the "Callaway Golf Apparel by Nordstrom" label. The licensing agreement runs through 2004 with automatic one-year extensions unless terminated by either party. The line includes men's and women's golf apparel, golf footwear and certain other products and is sold at Nordstrom stores throughout the United States.

     In 1997, Callaway Golf and Bausch & Lomb Incorporated signed a multi-year agreement to jointly develop and globally market an exclusive line of premium sunglasses specifically for golf enthusiasts. The sunglasses and sunglass cases, co-branded with the Ray-Ban(R), Callaway Golf(R) and Callaway(R) marks, were introduced in 1999 and are available through golf pro shops and other retailers of premium golf equipment, better sporting goods and better department stores, sunglass specialty shops and optical channels.

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

COMPETITION

     The market in which the Company does business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. With respect to metal woods, the Company's major domestic competitors are Taylor Made, Titleist, Cobra and Ping. In 1998, Orlimar and Adams emerged as new competitors. With respect to irons, the Company's major domestic competitors are Titleist, Cobra, Taylor Made and Ping. For putters, the Company's major domestic competitors are Ping and Titleist. New product introductions and/or price reductions by competitors continue to generate increased market competition and the Company believes that such competition has caused it to lose some unit market share and has negatively affected sales. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities by competitors will not negatively impact the Company's future sales.

     A manufacturer's ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including the golf club's look and "feel," and the level of acceptance that the golf club has among professional and other golfers. The subjective preferences of golf club purchasers also may be subject to rapid and unanticipated changes. There can be no assurance as to how long the Company's golf clubs will maintain market acceptance. For example, consumer support for shallow-faced metal woods increased in 1998, and many of the Company's competitors are making such products. The Company does not currently make a "shallow-faced" wood, and does not believe that the designs currently in the market are superior to its deeper-faced offerings. However, if "shallow-faced" products continue to gain consumer acceptance, the Company's sales could continue to be negatively affected.

     As noted elsewhere in this Report, the Company has formed Callaway Golf Ball Company for the purpose of creating, developing and manufacturing golf balls. The golf ball business is highly competitive with a number of well-established and well-financed competitors, including Titleist, Spalding, Sumitomo Rubber Industries, Bridgestone and others. These competitors have established market share in the golf ball business, that the Company will need to penetrate in order for the Company's golf ball business to be successful.

EMPLOYEES

     As of December 31, 1998, the Company and its subsidiaries had 2,252 full-time employees, including 277 employed in sales and marketing, 199 employed in research and development and product engineering and 1,226 employed in production. The remaining full-time employees are administrative and support staff.

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

ITEM 2.  PROPERTIES.

     The Company and its subsidiaries conduct operations in both owned and leased properties, located primarily near the Company's headquarters in Carlsbad, California. The 12 buildings utilized in the Company's Carlsbad operations include corporate offices, manufacturing, research and development, warehousing and distribution facilities, and comprise approximately 881,000 square feet of space. Nine of these properties, representing approximately 644,000 square feet of space are owned by the Company; an additional three properties, representing approximately 237,000 square feet of space, are leased. These properties include a golf ball manufacturing plant currently under construction for its wholly-owned subsidiary, Callaway Golf Ball Company. In addition, the Company and its subsidiaries conduct certain international operations outside of the United States, located in the United Kingdom, Canada, Japan and Korea, in leased facilities comprising approximately 92,628 square feet.

     As part of its restructuring plan, the Company plans to sell certain of its buildings, which house a portion of its manufacturing and research and development activities. The Company believes that its facilities currently are adequate to meet its requirements and will continue to be following the consummation of the sales.

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

     The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including those discussed above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's annual consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Biographical information concerning certain of the Company's officers is set forth below.

           Name                Age                                  Position(s) Held
--------------------------   --------   -------------------------------------------------------------------------

Ely Callaway..............      79      Founder, Chairman, President and Chief Executive Officer

Ronald A. Drapeau.........      52      Senior Executive Vice President, Manufacturing

Richard C. Helmstetter....      57      Senior Executive Vice President, Chief of New Golf Club Products

Steven C. McCracken.......      48      Executive Vice President, Licensing, Chief Legal Officer and Secretary

Bruce Parker..............      43      Senior Executive Vice President, U.S. Sales, and Chief Merchant

Frederick R. Port.........      57      Senior Executive Vice President, International Sales

David A. Rane.............      44      Executive Vice President, Administration and Planning, and Chief
                                           Financial Officer

Charles J. Yash...........      50      Senior Executive Vice President, Golf Balls

     Ely Callaway, Founder, has served as President and Chief Executive Officer since October 1998, and also has served as Chairman of the Board of the Company since the Company's formation in 1982. Mr. Callaway also currently serves as Chairman of the Executive and Compensation Committee, and as Chairman of the Company is a non-voting advisor of all other Board committees. He served as Chief Executive Officer from 1982 to May 1996, and Chief of Advertising, Press and Public Relations from April 1997 to October 1998. From 1974 to 1981, Mr. Callaway founded and operated Callaway Vineyard and Winery in Temecula, California, until it was sold. From 1946 to 1973, Mr. Callaway worked in the textile industry, where he served as a Divisional President of several major divisions of Burlington Industries, Inc., and in 1968 was elected Corporate President and Director of Burlington, which at the time was the world's largest textile company. Prior to 1945, Mr. Callaway served a five-year tour of duty in the U.S. Army Quartermaster Corps. Mr. Callaway is a 1940 graduate of Emory University.

     Ronald A. Drapeau has served as Senior Executive Vice President, Manufacturing, since February 1999 and as President and Chief Executive Officer of Odyssey Golf, Inc., a wholly-owned subsidiary of the Company since August 1997. Mr. Drapeau served as Executive Vice President of the Company from August 1997 to February 1999, and served as a consultant to the Company from November 1996 to August 1997. From April 1993 to September 1996, Mr. Drapeau served as Chief Executive Officer of Lynx Golf, Inc., a subsidiary of Zurn Industries, Inc., and served as Senior Vice President and Chief Financial Officer of Zurn Industries, Inc. from 1992 to 1993. He is a 1969 graduate of Bentley College.

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

     Steven C. McCracken has served as Executive Vice President, Licensing and Chief Legal Officer since April 1997 and as Secretary since April 1994. He has served as an Executive Vice President since April 1996 and served as General Counsel from April 1994 to April 1997. He served as Vice President from April
1994 to April 1996.   Prior to joining the Company, Mr. McCracken was a partner
at Gibson, Dunn & Crutcher for 11 years, and had been in the private practice of law for over 18 years. During part of that period, he provided legal services to the Company. Mr. McCracken received a B.A., magna cum laude, from the University of California at Irvine in 1972 and a J.D. from the University of Virginia in 1975.

     Bruce Parker has served as a Director of the Company since July 1996, Senior Executive Vice President, U.S. Sales, since 1993 and Chief Merchant since 1991. He has held the office of President and Chief Executive Officer of Callaway Golf Sales Company, the Company's wholly-owned U.S. sales subsidiary, since 1995 and 1997, respectively. Mr. Parker also has served the Company in various vice presidential positions since 1984 and became Executive Vice President, Chief Merchant in October 1991. Prior to 1984, Mr. Parker worked as a sales manager for various golf club manufacturers in California.

     Frederick R. Port has served as Senior Executive Vice President, International Sales since April 1997 and as a Director since October 1995. He has held the position of President of Callaway Golf International, the International Sales Division of the Company, since 1996 and President of ERC International Company since October 1998. He served as Executive Vice President, International Sales, Licensing and Business Development of the Company from April 1996 to April 1997. He served as Executive Vice President, Business Development, of the Company from September 1995 to April 1996. From 1993 to 1995, Mr. Port was the Managing Director of Korn/Ferry International for the Southern California region (an executive recruiting and strategic consulting firm). From 1987 to 1992, he was the President and a Director of the Owl Companies (a company providing military base services management, construction materials production and sale, industrial and commercial real estate development and power development). Prior to that, he served with several companies in a variety of executive positions, including Chairman, Chief Executive Officer and Director of Santa Anita Development Corporation, Vice President, Finance and Asset Management, of the Victor Palmieri Company and consultant for Booz, Allen and Hamilton. Mr. Port served as an infantry officer in the United States Army. He is a 1963 graduate of UCLA and received his MBA with honors from UCLA in 1966.

     David A. Rane has served the Company as Executive Vice President, Administration and Planning, since October 1997 and as Chief Financial Officer since January 1994. He has served as an Executive Vice President since April 1996, and served as Vice President from January 1994 to April 1996 and as Director of Investor Relations from June 1993 to January 1994. Prior to 1993, Mr. Rane was a senior manager for the accounting firm of Price Waterhouse LLP (now PricewaterhouseCoopers LLP), and served a total of 14 years in public accounting. Mr. Rane is a 1978 graduate of Brigham Young University.

     Charles J. Yash has served as a Director of the Company since July 1996, Senior Executive Vice President of the Company since February 1999, and as President and Chief Executive Officer of Callaway Golf Ball Company, a wholly-owned subsidiary of the Company, since June 1996. Mr. Yash served as an Executive Vice President of the Company from February 1998 to February 1999. From 1992 to June 1996, Mr. Yash was President and Chief Executive Officer and a Director of Taylor Made Golf Company. From 1979 to 1992, Mr. Yash was employed in various marketing positions with the golf products division of Spalding Sports Worldwide, including Corporate Vice President and General Manager-Golf Products, from 1988 to 1992. From 1970 to 1975, Mr. Yash served in the United States Navy in various positions. Mr. Yash completed the Advanced Executive Program at the University of Massachusetts in 1982, received his M.B.A. in 1977 from Harvard Business School and graduated with a Bachelor of Science degree from the U.S. Naval Academy in 1970.

     The Company has employment agreements with Messrs. Callaway, Parker, McCracken, Port and Rane for terms commencing January 1, 1997 and ending December 31, 1999. The Company also has an employment agreement with Mr. Yash that commenced May 15, 1996 and ends on May 14, 2001, and Mr. Drapeau which commenced August 11, 1997 and ends on December 31, 1999. The Company has a three-year employment agreement with Mr. Helmstetter commencing January 1, 1998 which may be extended by either the Company or Mr. Helmstetter until as late as December 31, 2012.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information in response to Item 5 is contained on page 39 of the Company's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     Information in response to Item 6 is contained on page 7 of the Company's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Information in response to Item 7 is contained on pages 8 through 18 of the Company's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information in response to Item 8 is contained on pages 19 through 39 of the Company's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information concerning the Company's executive officers is included under the caption "Executive Officers of the Registrant" following Part I, Item
4. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and greater than 10% shareholders to file initial reports of ownership (on Form 3) and periodic changes in ownership (on Forms 4 and 5) of Company securities with the Securities and Exchange Commission and the New York Stock Exchange. Based solely on its review of copies of such forms and such written representations regarding compliance with such filing requirements as were received from its executive officers, directors and greater than 10% shareholders, the Company believes that all such Section 16(a) filing requirements were complied with during 1998.

     Other information required by Item 10 has been included in the Company's definitive proxy statement under the caption "Election of Directors," as filed with the Securities and Exchange Commission (the "Commission") on April 1, 1999 pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits 10.13 to 10.17 to this Report. Information required by Item 11 has been included in the Company's definitive proxy statement under the captions "Compensation of Executive Officers," "Report of the Executive and Compensation Committee of the Board of Directors on Executive Compensation," "Performance Graph" and "Election of Directors," as filed with the Commission on April 1, 1999 pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 has been included in the Company's definitive proxy statement under the caption "Beneficial Ownership of the Company's Securities," as filed with the Commission on April 1, 1999 pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 has been included in the Company's definitive proxy statement under the caption "Certain Transactions," as filed with the Commission on April 1, 1999 pursuant to Regulation 14A, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report:

          1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries included in Part II, Item 8, are incorporated by reference from pages 19 through 39 of the 1998 Annual Report to Shareholders:

                  Consolidated Balance Sheet at December 31, 1998 and 1997

                  Consolidated Statement of Operations for the three years ended December 31, 1998

                  Consolidated Statement of Cash Flows for the three years ended December 31, 1998

                  Consolidated Statement of Shareholders' Equity for the three years ended December 31, 1998

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

          3.  Exhibits.

                  3.1.1  Restated Articles of Incorporation of the Company.(2)

                  3.1.2 Certificate of Amendment of Articles of Incorporation, effective February 10, 1995.(3)

                  3.2 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock.(4)

                  3.3    Bylaws of the Company (as amended through May 10,
                         1996).(8)

                  4.1    Dividend Reinvestment and Stock Purchase Plan.(1)

                  4.2 Rights Agreement by and between the Company and Chemical Mellon Shareholder Services as Rights Agent dated as of June 21, 1995.(4)

                              Executive Compensation Contracts/Plans
                              --------------------------------------
                  10.1 Chairman and Founder Employment Agreement by and between the Company and Ely Callaway entered into as of January 1, 1997.(14)

                  10.2 Chief Executive Officer Employment Agreement by and between the Company and Donald H. Dye entered into as of January 1, 1997.(16)

                  10.3 Executive Officer Employment Agreement by and between the Company and Bruce Parker entered into as of January 1, 1997.(12)

                  10.4 Executive Officer Employment Agreement by and between the Company and Richard Helmstetter entered into as of January 1, 1998.(17)

                  10.5 Executive Officer Employment Agreement by and between the Company and John Duffy entered into as of January 1, 1997.(12)

                  10.6 Executive Officer Employment Agreement by and between the Company and Steven C. McCracken entered into as of January 1, 1997.(12)

                  10.7.1 Executive Officer Employment Agreement by and between the Company and Frederick R. Port entered into as of January 1, 1997.(12)

                  10.7.2 Stock Option Agreement by and between the Company and Frederick R. Port dated as of September 1, 1995.(5)

                  10.8 Executive Officer Employment Agreement by and between the Company and David Rane entered into as of January 1, 1997.(12)

                  10.9.1 Officer Employment Agreement by and between the Company and Charles Yash entered into as of May 15, 1996.(10)

                  10.9.2 Stock Option Agreement by and between the Company and Charles J. Yash dated as of May 10, 1996.(9)

                  10.10.1 Agreement between the Company and Donald H. Dye dated as of October 15, 1998.+

                  10.10.2 Consulting Agreement between the Company and Donald H.
                          Dye dated as of October 15, 1998. +

                  10.11.1 Form of Tax Indemnification Agreement.(4)

                  10.11.2 Amendment No. 1 to Form of Tax Indemnification
                          Agreement.(11)

                  10.12 Executive Deferred Compensation Plan (as amended and restated, effective January 1, 1998).(18)

                  10.13 Callaway Golf Company Executive Non-Discretionary Bonus Plan.(13)

                  10.14 1991 Stock Incentive Plan (as amended and restated April 1994).(3)

                  10.15 Amended and Restated Stock Option Plan effective April 2, 1991.(7)

                  10.16 1996 Stock Option Plan (as amended and restated through April 23, 1998).(19)

                  10.17 Callaway Golf Company 1998 Stock Incentive Plan effective February 18, 1998.(19)

                  10.18 Callaway Golf Company Non-Employee Directors Stock Option Plan (as amended and restated through April 23,
                          1998).(19)

                  10.19.1 Form of Indemnification Agreement by and between the
                          Company and the following directors: William Baker, Richard Rosenfield, William Schreyer and Michael Sherwin, all dated January 25, 1995.(3)

                  10.19.2 Indemnification Agreement by and between the Company and Ms. Aulana L. Peters, Director, dated July 18, 1996.(12)

                  10.19.3 Indemnification Agreement by and between the Company and Vernon E. Jordan, Jr. dated July 16, 1997.(16)

                  10.19.4 Indemnification Agreement by and between Callaway Golf
                          Company and Yotaro Kobayashi dated as of June 4, 1998.(19)

                                         Other Contracts
                                         ---------------
                  10.20.1 Loan Agreement by and between the Company and First
                          Interstate Bank of California dated December 1,
                          1994.(3)

                  10.20.2 Amended and Restated Revolving Credit Note made by the
                          Company in the principal amount of $50,000,000 and payable to First Interstate Bank of California, dated December 1, 1995 and First Amendment to Loan Agreement by and between the Company and First Interstate Bank of California dated December 1, 1995.(8)

                  10.20.3 Extension of Amended and Restated Revolving Credit
                          Note dated December 11, 1997.(17)

                  10.20.4 Revolving Loan Agreement, dated February 4, 1998 among
                          Callaway Golf Company, certain lenders therein named and Wells Fargo Bank, National Association as Administrative Agent.(18)

                  10.21.1 Credit Agreement dated as of December 30, 1998, among
                          Callaway Golf Company, the other Credit Parties signatory thereto, the Lenders signatory thereto from time to time and General Electric Capital Corporation, as Agent for the Lenders.(20)

                  10.21.2 Amended and Restated Credit Agreement dated as of
                          February 10, 1999, among Callaway Golf Company, as Borrower, the other credit parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time and General Electric Capital Corporation, as Agent and Lender.(21)

                  10.21.3 Receivables Transfer Agreement dated as of February
                          10, 1999, by and among Callaway Golf Sales Company and Odyssey Golf, Inc.(21)

                  10.21.4 Receivables Transfer Agreement dated as of February
                          10, 1999, by and among Callaway Golf Company, as Parent Guarantor, Callaway Golf Sales Company, as the CGS Originator and as Servicer, and Golf Funding Corporation.(21)

                  10.21.5 Receivables Purchase and Servicing Agreement dated as of February 10, 1999, by and among Golf Funding Corporation, as Seller, Redwood Receivables Corporation, as Purchaser, Callaway Golf Sales Company, as Servicer, and General Electric Capital Corporation, as Operating Agent and Collateral Agent.(21)

                  10.22 Trust Agreement between Callaway Golf Company and Sanwa Bank California as Trustee, for the benefit of participating employees, dated July 14, 1995.(6)

                  10.23 Asset Purchase Agreement dated July 20, 1997 by and among Callaway Golf Company, Odyssey Sports, Inc. and U.S. Industries, Inc.(15)

                  10.24 Operating Agreement for Callaway Golf Media Ventures, LLC, a California Limited Liability Company, executed as of January 26, 1998, by and between Callaway Golf Company and Callaway Editions, Inc.(18)

                  10.25 Loan Forgiveness Agreement effective as of March 8, 1999, by and among Callaway Golf Company and Callaway Golf Media Ventures, LLC.+

                  10.26 Membership Interest Purchase Agreement effective as of March 8, 1999, by and among Callaway Golf Company and Callaway Editions, Inc.+

                  10.27 Loan Termination Agreement effective as of March 10, 1999, by and among Callaway Golf Company and Callaway Golf Media Ventures, LLC.+

                  10.28 Trademark License Agreement effective as of March 9, 1999, by and between Callaway Golf Company and Callaway Golf Media Ventures, LLC.+

                  13.1 Portions of the Company's 1998 Annual Report to Shareholders (with the exception of the information incorporated by reference specifically in this Report on Form 10-K, the 1998 Annual Report to Shareholders is not deemed to be filed as a part of this Report on Form 10-K).+

                  21.1    List of Subsidiaries.+

                  23.1    Consent of Independent Accountants.+

                  27.1 Financial Data Schedule for the Year Ended December 31, 1998.+

                  +       Included in this Report.

                  (1) Included as the Prospectus in the Company's Registration Statement on Form S-3 (No. 33-77024), as filed with the Securities and Exchange Commission on March 29, 1994, and incorporated herein by reference.

                  (2) Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 33-85692), as filed with the Securities and Exchange Commission on October 28, 1994, and incorporated herein by reference.

                  (3) Included as an exhibit to the Company's 1994 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1995, and incorporated herein by reference.

                  (4) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Securities and Exchange Commission on August 12, 1995, and incorporated herein by reference.

                  (5) Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 33-98750), as filed with the Securities and Exchange Commission on October 30, 1995, and incorporated herein by reference.

                  (6) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, as filed with the Securities and Exchange Commission on November 14, 1995, and incorporated herein by reference.

                  (7) Included as an exhibit to the Company's 1995 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.

                  (8) Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-5719), as filed with the Securities and Exchange Commission on June 11, 1996, and incorporated herein by reference.

                  (9) Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-5721), as filed with the Securities and Exchange Commission on June 11, 1996, and incorporated herein by reference.

                  (10) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, as filed with the Securities and Exchange Commission on August 14, 1996, and incorporated herein by reference.

                  (11) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, as filed with the Securities and Exchange Commission on November 13, 1996, and incorporated herein by reference.

                  (12) Included as an exhibit to the Company's 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.

                  (13) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997, and incorporated herein by reference.

                  (14) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, as filed with the Securities and Exchange Commission on August 14, 1997, and incorporated herein by reference.

                  (15) Included as an exhibit to the Company's Current Report on Form 8-K dated August 8, 1997, as filed with the Securities and Exchange Commission on August 22, 1997, and incorporated herein by reference.

                  (16) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, as filed with the Securities and Exchange Commission on November 14, 1997, and incorporated herein by reference.

                  (17) Included as an exhibit to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1998, and incorporated herein by reference.

                  (18) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, and incorporated herein by reference.

                  (19) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, and incorporated herein by reference.

                  (20) Included as an exhibit to the Company's Current Report on Form 8-K dated January 28, 1999, and incorporated herein by reference.

                  (21) Included as an exhibit to the Company's Current Report on Form 8-K dated February 25, 1999, and incorporated herein by reference.

     (b)      Reports on Form 8-K:

         (1) On October 22, 1998, the Company filed a Current Report on Form 8-K reporting that Donald H. Dye would no longer be serving as President and Chief Executive Officer or as a director of the Company. The Company also reported that Ely Callaway, the Company's Founder and Chairman, would reassume the additional roles of President and Chief Executive Officer.

         (2) On January 28, 1999, the Company filed a Current Report on Form 8-K reporting that the Company had entered into a credit agreement on December 30, 1998, providing revolving credit facilities of up to $75 million (including a $10 million letter of credit subfacility).

         (3) On February 25, 1999, the Company filed a Current Report on Form 8-K reporting that effective February 12, 1999, the Company had entered into an amended and restated credit agreement which increased the revolving credit facilities from the original $75 million to up to $120 million. The Company also reported that effective February 12, 1999, Odyssey Golf, Inc. and Callaway Golf Sales Company, both wholly-owned subsidiaries of the Company, Golf Funding Corporation, a newly formed wholly-owned subsidiary of Callaway Golf Sales Company, and the Company obtained an $80 million accounts receivable securitization facility.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CALLAWAY GOLF COMPANY

                            /s/ ELY CALLAWAY
                            -------------------------------------
Date:  March 31, 1999           Ely Callaway
                                Founder, Chairman and Chief
                                Executive Officer

                            /s/ DAVID A. RANE
                            -------------------------------------
                                David A. Rane
                                Executive Vice President,
                                Administration and Planning, and
                                Chief Financial Officer

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

                    SIGNATURE                                            Title                                  Date
                    ---------                                            -----                                  ----
       PRINCIPAL EXECUTIVE OFFICERS AND DIRECTORS:

/s/    ELY CALLAWAY                                               Founder, Chairman, and Chief                 March 31, 1999
    ---------------------------------------                       Executive Officer
       Ely Callaway

       PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/    DAVID A. RANE                                              Executive Vice President,                    March 31, 1999
    ---------------------------------------                       Administration and Planning, and
       David A. Rane                                              Chief Financial Officer


       OTHER DIRECTORS:

/s/    WILLIAM C. BAKER                                           Director                                     March 31, 1999
    ---------------------------------------
       William C. Baker

/s/    VERNON E. JORDAN, JR.                                      Director                                     March 31, 1999
    ---------------------------------------
       Vernon E. Jordan, Jr.

/s/    YOTARO KOBAYASHI                                           Director                                     March 31, 1999
       ------------------------------------
       Yotaro Kobayashi

/s/    BRUCE PARKER                                               Director                                     March 31, 1999
    ---------------------------------------
       Bruce Parker

/s/    AULANA L. PETERS                                           Director                                     March 31, 1999
    ---------------------------------------
       Aulana L. Peters

/s/    FREDERICK R. PORT                                          Director                                     March 31, 1999
    ---------------------------------------
       Frederick R. Port

/s/    RICHARD ROSENFIELD                                         Director                                     March 31, 1999
    ---------------------------------------
       Richard Rosenfield

/s/    WILLIAM SCHREYER                                           Director                                     March 31, 1999
    ---------------------------------------
       William Schreyer

/s/    CHARLES J. YASH                                            Director                                     March 31, 1999
    ---------------------------------------
       Charles J. Yash

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Callaway Golf Company

Our audits of the consolidated financial statements referred to in our report dated January 26, 1999, except as to Note 16, which is as of February 12, 1999, appearing on page 38 of the 1998 Annual Report to Shareholders of Callaway Golf Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICEWATERHOUSECOOPERS LLP

San Diego, California
January 26, 1999

                                                                     SCHEDULE II


                             CALLAWAY GOLF COMPANY

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
               FOR THE THREE YEAR PERIOD ENDED DECEMBER 31, 1998


                                                      Allowance           Allowance            Allowance
                                                    for Doubtful        for Obsolete         for Warranty
                     Date                             Accounts            Inventory              Costs
------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Balance, December 31, 1995                                $ 6,410              $ 4,796              $ 23,769
   Provision                                                  231                  800                10,735
   Write-off                                                 (304)                (312)               (7,201)
   Recovery
                                                    --------------------------------------------------------
Balance, December 31, 1996                                  6,337                5,284                27,303
   Provision                                                1,354                  743                13,726
   Write-off                                                 (645)                (353)              (12,970)
   Recovery
                                                    --------------------------------------------------------
Balance, December 31, 1997                                  7,046                5,674                28,059
   Provision                                                4,171               33,214                24,681
   Write-off                                               (1,278)              (2,040)              (16,925)
   Recovery
                                                    --------------------------------------------------------
Balance, December 31, 1998                                $ 9,939              $36,848              $ 35,815
                                                    ========================================================

                                 EXHIBIT INDEX

EXHIBITS
--------

3.1.1    Restated Articles of Incorporation of the Company.(2)
3.1.2 Certificate of Amendment of Articles of Incorporation, effective February 10, 1995.(3)
3.2 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock.(4)
3.3      Bylaws of the Company (as amended through May 10, 1996).(8)
4.1      Dividend Reinvestment and Stock Purchase Plan.(1)
4.2 Rights Agreement by and between the Company and Chemical Mellon Shareholder Services as Rights Agent dated as of June 21, 1995.(4)

                     Executive Compensation Contracts/Plans
                     --------------------------------------
10.1 Chairman and Founder Employment Agreement by and between the Company and Ely Callaway entered into as of January 1, 1997.(14)
10.2 Chief Executive Officer Employment Agreement by and between the Company and Donald H. Dye entered into as of January 1, 1997.(16)
10.3 Executive Officer Employment Agreement by and between the Company and Bruce Parker entered into as of January 1, 1997.(12)
10.4 Executive Officer Employment Agreement by and between the Company and Richard Helmstetter entered into as of January 1, 1998.(17)
10.5 Executive Officer Employment Agreement by and between the Company and John Duffy entered into as of January 1, 1997.(12)
10.6 Executive Officer Employment Agreement by and between the Company and Steven C. McCracken entered into as of January 1, 1997.(12)
10.7.1 Executive Officer Employment Agreement by and between the Company and Frederick R. Port entered into as of January 1, 1997.(12)
10.7.2 Stock Option Agreement by and between the Company and Frederick R. Port dated as of September 1, 1995.(5)
10.8 Executive Officer Employment Agreement by and between the Company and David Rane entered into as of January 1, 1997.(12)
10.9.1 Officer Employment Agreement by and between the Company and Charles Yash entered into as of May 15, 1996.(10)
10.9.2 Stock Option Agreement by and between the Company and Charles J. Yash dated as of May 10, 1996.(9)
10.10.1 Agreement between the Company and Donald H. Dye dated as of October 15, 1998.+
10.10.2 Consulting Agreement between the Company and Donald H. Dye dated as of October 15, 1998.+
10.11.1  Form of Tax Indemnification Agreement.(4)
10.11.2  Amendment No. 1 to Form of Tax Indemnification Agreement.(11)
10.12 Executive Deferred Compensation Plan (as amended and restated, effective January 1, 1998).(18)
10.13    Callaway Golf Company Executive Non-Discretionary Bonus Plan.(13)
10.14    1991 Stock Incentive Plan (as amended and  restated April 1994).(3)
10.15    Amended and Restated Stock Option Plan effective April 2, 1991.(7)
10.16    1996 Stock Option Plan (as amended and restated through April 23,
         1998).(19)
10.17 Callaway Golf Company 1998 Stock Incentive Plan effective February 18, 1998.(19)
10.18 Callaway Golf Company Non-Employee Directors Stock Option Plan (as amended and restated April 17, 1996).(19)
10.19.1 Form of Indemnification Agreement by and between the Company and the following directors: William Baker, Richard Rosenfield, William Schreyer and Michael Sherwin, all dated January 25, 1995.(3)

10.19.2 Indemnification Agreement by and between the Company and Ms. Aulana L. Peters, Director, dated July 18, 1996.(12)
10.19.3 Indemnification Agreement by and between the Company and Vernon E. Jordan, Jr. dated July 16, 1997.(16)
10.19.4 Indemnification Agreement by and between Callaway Golf Company and Yotaro Kobayashi dated as of June 4, 1998.(19)

                                Other Contracts
                                ---------------
10.20.1 Loan Agreement by and between the Company and First Interstate Bank of California dated December 1, 1994.(3)
10.20.2 Amended and Restated Revolving Credit Note made by the Company in the principal amount of $50,000,000 and payable to First Interstate Bank of California, dated December 1, 1995 and First Amendment to Loan Agreement by and between the Company and First Interstate Bank of California dated December 1, 1995.(8)
10.20.3 Extension of Amended and Restated Revolving Credit Note dated December 11, 1997.(21)
10.20.4 Revolving Loan Agreement, dated February 4, 1998 among Callaway Golf Company, certain Lenders therein named and Wells Fargo Bank, National Association as Administrative Agent.(18)
10.21.1 Credit Agreement dated as of December 30, 1998, among Callaway Golf Company, the other Credit Parties signatory thereto, the lenders signatory thereto from time to time and General Electric Capital Corporation, as Agent for the Lenders.(20)
10.21.2 Amended and Restated Credit Agreement dated as of February 10, 1999, among Callaway Golf Company, as Borrower, the other credit parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time and General Electric Capital Corporation , as Agent and Lender.(21)
10.21.3 Receivables Transfer Agreement dated as of February 10, 1999, by and among Callaway Golf Sales Company and Odyssey Golf, Inc.(21)
10.21.4 Receivables Transfer Agreement dated as of February 10, 1999, by and among Callaway Golf Company, as Parent Guarantor, Callaway Golf Sales Company, as the CGS Originator and as Servicer, and Golf Funding Corporation.(21)
10.21.5 Receivables Purchase and Servicing Agreement dated as of February 10, 1999, by and among Golf Funding Corporation, as Seller, Redwood Receivables Corporation, as Purchaser, Callaway Golf Sales Company, as Servicer, and General Electric Capital Corporation, as Operating Agent and Collateral Agent.(21)
10.22 Trust Agreement between Callaway Golf Company and Sanwa Bank California as Trustee, for the benefit of participating employees, dated July 14, 1995.(6)
10.23 Asset Purchase Agreement dated July 20, 1997 by and among Callaway Golf Company, Odyssey Sports, Inc. and U.S. Industries, Inc.(15)
10.24 Operating Agreement for Callaway Golf Media Ventures, LLC, a California Limited Liability Company, executed as of January 26, 1998, by and between Callaway Golf Company and Callaway Editions, Inc.(18)
10.25 Loan Forgiveness Agreement effective as of March 8, 1999, by and among Callaway Golf Company and Callaway Golf Media Ventures, LLC.+
10.26 Membership Interest Purchase Agreement effective as of March 8, 1999, by and among Callaway Golf Company and Callaway Editions, Inc.+
10.27 Loan Termination Agreement effective as of March 10, 1999, by and among Callaway Golf Company and Callaway Golf Media Ventures, LLC.+
10.28 Trademark License Agreement effective as of March 9, 1999, by and between Callaway Golf Company and Callaway Golf Media Ventures, LLC.+
13.1 Portions of the Company's 1998 Annual Report to Shareholders (with the exception of the information incorporated by reference specifically in this Report on Form 10-K, the 1998 Annual Report to Shareholders is not deemed to be filed as a part of this Report on Form 10-K).+
21.1     List of Subsidiaries.+
23.1     Consent of Independent Accountants.+
27.1     Financial Data Schedule for the Year Ended December 31, 1998.+

+        Included in this Report.

(1) Included as the Prospectus in the Company's Registration Statement on Form S-3 (No. 33-77024), as filed with the Securities and Exchange Commission on March 29, 1994, and incorporated herein by reference.

(2) Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 33-85692), as filed with the Securities and Exchange Commission on October 28, 1994, and incorporated herein by reference.

(3) Included as an exhibit to the Company's 1994 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1995, and incorporated herein by reference.

(4) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Securities and Exchange Commission on August 12, 1995, and incorporated herein by reference.

(5) Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 33-98750), as filed with the Securities and Exchange Commission on October 30, 1995, and incorporated herein by reference.

(6) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, as filed with the Securities and Exchange Commission on November 14, 1995, and incorporated herein by reference.

(7) Included as an exhibit to the Company's 1995 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.

(8) Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-5719), as filed with the Securities and Exchange Commission on June 11, 1996, and incorporated herein by reference.

(9) Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-5721), as filed with the Securities and Exchange Commission on June 11, 1996, and incorporated herein by reference.

(10) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, as filed with the Securities and Exchange Commission on August 14, 1996, and incorporated herein by reference.

(11) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, as filed with the Securities and Exchange Commission on November 13, 1996, and incorporated herein by reference.

(12) Included as an exhibit to the Company's 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.

(13) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997, and incorporated herein by reference.

(14) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, as filed with the Securities and Exchange Commission on August 14, 1997, and incorporated herein by reference.

(15) Included as an exhibit to the Company's Current Report on Form 8-K dated August 8, 1997, as filed with the Securities and Exchange Commission on August 22, 1997, and incorporated herein by reference.

(16) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, as filed with the Securities and Exchange Commission on November 14, 1997, and incorporated herein by reference.

(17) Included as an exhibit to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1998, and incorporated herein by reference.

(18) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, and incorporated herein by reference.

(19) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, and incorporated herein by reference.

(20) Included as an exhibit to the Company's Current Report on Form 8-K dated January 28, 1999, and incorporated herein by reference.

(21) Included as an exhibit to the Company's Current Report on Form 8-K dated February 25, 1999, and incorporated herein by reference.