Form 10-Q
period 1999-03-31
CALLAWAY GOLF CO /CA
filed 1999-05-17
CIK 837465

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

       The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of April 30, 1999 was 75,543,761.

                             CALLAWAY GOLF COMPANY

                                     INDEX



                                                                            Page

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheet at
                    March 31, 1999 and December 31, 1998                     3

                  Consolidated Condensed Statement of Income
                    for the three months ended March 31, 1999 and 1998       4

                  Consolidated Condensed Statement of Cash Flows
                    for the three months ended March 31, 1999 and 1998       5

                  Consolidated Condensed Statement of Shareholders'
                    Equity for the three months ended March 31, 1999         6

                  Notes to Consolidated Condensed Financial Statements       7

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     12

         Item 3.  Quantitative and Qualitative Disclosures about
                     Market Risk                                            23


Part II. Other Information

Item 1.  Legal Proceedings                                                  23

Item 2.  Changes in Securities and Use of Proceeds                          24

Item 3.  Defaults Upon Senior Securities                                    24

Item 4.  Submission of Matters to a Vote of Security Holders                24

Item 5.  Other Information                                                  24

Item 6.  Exhibits and Reports on Form 8-K                                   24

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements




                             CALLAWAY GOLF COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (In thousands, except share and per share data)

                                                                                 March 31,       December 31,
                                                                                   1999               1998
=============================================================================================================
                                                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                      $   23,653        $   45,618
  Accounts receivable, net of allowance of $10,271 and $9,939
       at March 31, 1999 and December 31, 1998, respectively (Note 4)                65,337            73,466
  Inventories, net                                                                  120,375           149,192
  Deferred taxes                                                                     50,267            51,029
  Other current assets                                                                8,822             4,301
-------------------------------------------------------------------------------------------------------------
     Total current assets                                                           268,454           323,606

Property, plant and equipment, net                                                  191,238           172,794
Intangible assets, net                                                              125,747           127,779
Other assets                                                                         33,844            31,648
-------------------------------------------------------------------------------------------------------------
                                                                                 $  619,283        $  655,827
=============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                          $   38,366        $   35,928
  Line of credit (Note 3)                                                                              70,919
  Note payable (Note 3)                                                              25,595            12,971
  Accrued employee compensation and benefits                                         16,334            11,083
  Accrued warranty expense                                                           36,855            35,815
  Accrued restructuring costs                                                         3,758             7,389
  Income taxes payable                                                               16,735             9,903
-------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                      137,643           184,008

Long-term liabilities:
  Deferred compensation                                                               8,620             7,606
  Accrued restructuring costs                                                        10,691            11,117

Commitments and contingencies (Note 6)

Shareholders' equity:
  Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31,
    1999 and December 31, 1998, respectively
  Common Stock, $.01 par value, 240,000,000 shares authorized,
    75,526,661 and 75,095,087 issued and
    outstanding at March 31, 1999, and
    December 31, 1998, respectively                                                     755               751
  Paid-in capital                                                                   260,026           258,015
  Unearned compensation                                                              (5,088)           (5,653)
  Retained earnings                                                                 260,433           252,528
  Accumulated other comprehensive income                                                197             1,780
  Less:  Grantor Stock Trust (5,300,000 shares) at market                          (53,994)           (54,325)
-------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                    462,329            453,096
-------------------------------------------------------------------------------------------------------------
                                                                                  $619,283           $655,827
=============================================================================================================

     See accompanying notes to consolidated condensed financial statements

                             CALLAWAY GOLF COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                     (In thousands, except per share data)

                                                                    Three Months Ended
                                                                        March 31,
                                                           1999                            1998
==========================================================================================================
Net sales                                        $185,744           100%          $176,908           100%
Cost of goods sold                                102,224            55%            93,203            53%
----------------------------------------------------------------------------------------------------------
 Gross profit                                      83,520            45%            83,705            47%
Operating expenses:
 Selling                                           31,300            17%            35,792            20%
 General and administrative                        21,728            12%            20,504            12%
 Research and development                           8,454             5%             8,665             5%
----------------------------------------------------------------------------------------------------------
Income from operations                             22,038            12%            18,744            11%

Other expense, net                                   (771)                            (337)
----------------------------------------------------------------------------------------------------------
Income before income taxes                         21,267            11%            18,407            10%
Provision for income taxes                          8,444                            7,247
----------------------------------------------------------------------------------------------------------
Net income                                        $12,823             7%           $11,160             6%
==========================================================================================================
Earnings per common share:
  Basic                                           $  0.18                          $  0.16
  Diluted                                         $  0.18                          $  0.16

Common equivalent shares:
  Basic                                            69,977                           69,184
  Diluted                                          70,565                           71,173

Dividends paid per share                          $  0.07                          $  0.07

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                         Three months ended
                                                                             March 31,
-------------------------------------------------------------------------------------------------
                                                                            1999          1998
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                               $12,823       $11,160
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                                           9,438         6,829
     Loss on disposal of assets                                                339             2
     Non-cash compensation                                                     477         4,298
     Tax benefit from exercise of stock options                                 56         1,531
     Deferred taxes                                                          1,114        (1,650)
     Changes in assets and liabilities, net of effects from
       acquisitions:
         Accounts receivable, net                                            7,741       (22,747)
         Inventories, net                                                   28,006       (42,508)
         Other assets                                                       (7,968)       (8,342)
         Accounts payable and accrued expenses                               4,330        16,034
         Accrued employee compensation and benefits                          5,292         3,902
         Accrued warranty expense                                            1,036         2,099
         Income taxes payable                                                6,827         6,835
         Accrued restructuring costs                                        (3,630)
         Other liabilities                                                   1,014           499
         Accrued restructuring costs - long term                              (426)
-------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                       66,469       (22,058)
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Business acquisitions, net of cash acquired                                 (673)       (4,296)
  Capital expenditures                                                     (31,581)      (12,104)
  Sale of assets                                                             5,035
-------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                    (27,219)      (16,400)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Issuance of Common Stock                                                   2,378         1,927
  Dividends paid                                                            (4,918)       (4,846)
  Retirement of Common Stock                                                                (627)
  Proceeds from note payable                                                12,625
  Repayment of line of credit                                              (70,919)       30,000
-------------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities                      (60,834)       26,454
-------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                       (381)          230
-------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                  (21,965)      (11,774)
Cash and cash equivalents at beginning of period                            45,618        26,204
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $23,653       $14,430
=================================================================================================

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                (In thousands)

                                                                                       Accumulated
                                                                                          Other
                                   Common Stock     Paid-in    Unearned    Retained   Comprehensive                  Comprehensive
                                 Shares   Amount    Capital  Compensation  Earnings      Income      GST      Total     Income
==================================================================================================================================
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998        75,095   $751   $258,015  $ (5,653)     $252,528   $  1,780    $ (54,325)  $453,096
----------------------------------------------------------------------------------------------------------------------------------
 Exercise of stock options           255      2        663                                                        665
 Cancellation of Restricted
  Common Stock                        (4)             (108)      110                                                2
  Tax benefit from exercise of
   stock options                                        56                                                         56
 Compensatory stock and stock
  options                                               20       455                                              475
 Employee stock purchase plan        181      2      1,711                                                      1,713
 Cash dividends                                                             (5,289)                            (5,289)
 Dividends on shares held by GST                                               371                                371
 Adjustment of GST shares to
  market value                                        (331)                                            331
 Equity adjustment from foreign
  currency translation                                                                 (1,583)                 (1,583)  $ (1,583)
 Net income                                                                 12,823                             12,823     12,823
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999           75,527   $755   $260,026  $ (5,088)     $260,433   $    197    $ (53,994)  $462,329   $ 11,240
==================================================================================================================================

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of presentation
    ---------------------

The accompanying financial information for the three months ended March 31, 1999 and 1998 has been prepared by Callaway Golf Company (the "Company") and has not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1998. Interim operating results are not necessarily indicative of operating results for the full year.

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


2.  Inventories
    -----------

                                      March 31,          December 31,
                                        1999                 1998
---------------------------------------------------------------------
                                     (Unaudited)

Inventories, net (in thousands):
  Raw materials                      $  83,014             $ 102,352
  Work-in-process                        2,156                 1,820
  Finished goods                        68,762                81,868
---------------------------------------------------------------------
                                       153,932               186,040

  Less reserve for obsolescence        (33,557)              (36,848)
---------------------------------------------------------------------
                                     $ 120,375             $ 149,192
=====================================================================

3.  Bank line of credit and note payable
    ------------------------------------

On February 12, 1999, the Company consummated the amendment of its line of credit to increase the revolving credit facility to $120.0 million (the "Amended Credit Agreement"). The Amended Credit Agreement has a five-year term and is secured by substantially all of the assets of the Company. The Amended Credit Agreement bears interest at the Company's election at the London Interbank Offering Rate ("LIBOR") plus a margin or the higher of the base rate on corporate loans at large U.S. money center commercial banks (prime rate) or the Federal Funds Rate plus 50 basis points. The line of credit requires the Company to maintain certain minimum financial ratios including a fixed charge coverage ratio, as well as other restrictive covenants. As of March 31, 1999, up to $118.2 million of the credit facility remained available for borrowings (including a reduction of $1.8 million for outstanding letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations.

Effective as of December 30, 1998, Callaway Golf Ball Company, a wholly-owned subsidiary of the Company, entered into a master lease agreement for the acquisition and lease of approximately $56.0 million of machinery and equipment. This lease program is expected to commence during the second quarter of 1999 and includes an interim finance agreement (the "Finance Agreement"). The Finance Agreement provides pre-lease financing advances for the acquisition and installation costs of the aforementioned machinery and equipment. The Finance Agreement bears interest at LIBOR plus a margin and is secured by the underlying machinery and equipment and a corporate guarantee from the Company. As of March 31, 1999, $25.6 million was outstanding under this facility.


4.  Accounts receivable securitization
    ----------------------------------

The Company's wholly-owned subsidiary, Callaway Golf Sales Company, sells trade receivables on an ongoing basis to its wholly-owned subsidiary, Golf Funding Corporation ("Golf Funding"). Pursuant to an agreement with a securitization company (the "Accounts Receivable Facility"), Golf Funding, in turn, sells such receivables to the securitization company on an ongoing basis, which yields proceeds of up to $80.0 million at any point in time. Golf Funding's sole business is the purchase of trade receivables from Callaway Golf Sales Company. Golf Funding is a separate corporate entity with its own separate creditors, which in the event of its liquidation will be entitled to be satisfied out of Golf Funding's assets prior to any value in Golf Funding becoming available to the Company. The Accounts Receivable Facility expires in February 2004.

Under the Accounts Receivable Facility, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of March 31, 1999, the total amount outstanding under the Accounts Receivable Facility was $40.7 million. Fees incurred in connection with the sale of accounts receivable for the three months ended March 31, 1999 were $358,000 and were recorded as other expense.

5.  Earnings per share
    ------------------

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the three months ended March 31, 1999, and 1998 is presented below.


(in thousands, except per share data)
                                                       Three months ended
                                                           March 31,
                                                          (Unaudited)
------------------------------------------------------------------------------
                                                    1999               1998
------------------------------------------------------------------------------

Net income                                        $ 12,823           $ 11,160
==============================================================================
Weighted-average shares outstanding:
  Weighted-average shares outstanding - Basic       69,977             69,184
  Dilutive Securities                                  588              1,989
------------------------------------------------------------------------------

  Weighted average shares outstanding - Diluted     70,565             71,173
==============================================================================

Earnings per common share
  Basic                                           $   0.18           $   0.16
  Diluted                                         $   0.18           $   0.16


For the three months ended March 31, 1999 and 1998, 13,255,000 and 3,980,000, respectively, options outstanding were excluded from the calculations, as their effect would have been antidilutive.


6.  Commitments and contingencies
    -----------------------------

Subject to certain conditions, the Company has committed to purchase titanium golf clubheads costing approximately $22.4 million from one of its vendors. Under the current schedule, the clubheads are to be shipped to the Company in 1999.

The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 1999. Management believes, however, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's annual consolidated financial position, results of operations or cash flows.


7.  Restructuring
    -------------

During the fourth quarter of 1998, the Company recorded a restructuring charge of $54.2 million resulting from a number of cost reduction actions and operational improvements. These actions included the consolidation of the operations of the Company's wholly-owned subsidiary, Odyssey Golf, Inc. ("Odyssey"), into the operations of the Company while maintaining the distinct and separate Odyssey(R) brand image; the discontinuation, transfer or suspension of certain initiatives not directly associated with the Company's core business, such as the Company's involvement with interactive golf sites, golf book publishing, new player development and a golf venue in Las Vegas; and the re-sizing of the Company's core business to reflect current and expected business conditions. These initiatives are expected to be completed largely during 1999. The restructuring charges (shown below in tabular format) primarily related to: 1) the elimination of job responsibilities, resulting in costs incurred for employee severance, 2) the decision to exit certain non-core business activities, resulting in losses on disposition of assets, as well as excess lease costs; and 3) consolidation of the Company's continuing operations resulting in impairment of assets, losses on disposition of assets and excess lease costs.

No material increases or decreases to the original estimated restructuring charge were made during the first quarter of 1999. Activity during the quarter primarily related to cash payments for severance, disposition of assets, contract cancellation and various other items. As of March 31, 1999, substantially all of the approximately 750 non-temporary work force reductions had occurred.

Details of the one-time charge are as follows (in thousands):

                                                                                        Reserve
                                                                                        Balance                    Reserve
                                                  Cash/       One-Time                     at                      Balance
                                                Non-Cash       Charge      Activity     12/31/98     Activity     at 3/31/99
                                               ------------------------------------------------------------------------------
ELIMINATION OF JOB RESPONSIBILITIES                            $11,664    $ 8,473       $ 3,191       $2,493       $   698
   Severance packages                            Cash           11,603      8,412         3,191        2,493           698
   Other                                         Non-cash           61         61

EXITING CERTAIN NON-CORE BUSINESS ACTIVITIES                   $28,788    $12,015       $16,773       $3,797       $12,976
   Loss on disposition of subsidiaries           Non-cash       13,072     10,341         2,731        2,426           305
   Excess lease costs                            Cash           12,660        146        12,514           97        12,417
   Contract cancellation fees                    Cash            2,700      1,504         1,196        1,092           104
   Other                                         Cash              356         24           332          182           150

CONSOLIDATION OF OPERATIONS                                    $13,783    $ 2,846       $10,937       $2,787       $ 8,150
   Loss on impairment/disposition of assets      Non-cash       12,364      2,730         9,634        2,457         7,177
   Excess lease costs                            Cash              806          4           802           78           724
   Other                                         Cash              613        112           501          252           249
=============================================================================================================================

Future cash outlays are anticipated to be completed by the end of 1999, excluding certain lease commitments that continue through February 2013.


8.  Segment Information
    -------------------

The Company's operating segments are organized on the basis of products and include golf clubs and golf balls. The golf clubs segment consists of Callaway(R) titanium and steel metal woods and irons, Callaway(R) and Odyssey(R) putters and wedges, and sales of related accessories. The golf balls segment consists of golf balls that are to be designed, manufactured, marketed and distributed by the Company's wholly-owned subsidiary, Callaway Golf Ball Company. In accordance with its restructuring plan, the Company is no longer pursuing the initiatives previously included in its All Other segments, which included interactive golf sites, golf book publishing, new player development and a driving range venture (Note 7). There are no significant intersegment transactions. The table below contains information utilized by management to evaluate its operating segments for the interim periods presented.

                                                       Three Months Ended
                                                             March 31,
                                     1999                                              1998
-----------------------------------------------------------------------------------------------------------------
                                                  Additions to                                       Additions to
                                Income (loss)      long-lived                      Income (loss)      long-lived
                 Net Sales        before tax         assets        Net Sales        before tax          assets

Golf Clubs       $185,744       $28,700            $4,014          $176,908          $22,425           $15,740
-----------------------------------------------------------------------------------------------------------------
Golf Balls                       (7,433)           28,441                             (4,018)            1,691
-----------------------------------------------------------------------------------------------------------------
Consolidated     $185,744       $21,267           $32,455          $176,908          $18,407           $17,431
=================================================================================================================


9.  Adoption of new accounting standard
    -----------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in income or other comprehensive income, depending on whether the derivatives are designated as hedges and, if so, the types of hedges. SFAS No. 133 is effective for all periods beginning after June 15, 1999; the Company has elected to early adopt SFAS No. 133 on January 1, 1999.

In the first quarter of 1999, the Company entered into forward foreign currency exchange rate contracts to hedge payments due on intercompany transactions by certain of its wholly-owned foreign subsidiaries. Realized and unrealized gains and losses on these contracts are recorded in income. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts generally do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the intercompany transactions being hedged, and the Company does not engage in hedging contract which exceed the amount of the intercompany transactions. Transaction losses recorded during the three months ended March 31, 1999 and 1998 were not material. At March 31, 1999 and 1998, the Company had approximately $17.4 million and $13.9 million, respectively, of foreign exchange contracts outstanding. The contracts outstanding at March 31, 1999 mature between April and September of 1999. The Company's net unrealized gains and losses on foreign exchange contracts included in net income for the first quarter of 1999 and 1998 were not material.

Adoption of this statement did not significantly affect the way in which the Company accounts for derivatives to hedge payments due on intercompany transactions. Accordingly, no cumulative-effect-type adjustments were made. However, the Company expects that it also may hedge anticipated transactions denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. The forward contracts used to hedge anticipated transactions will be recorded as either assets or liabilities in the balance sheet at fair value. Gains and losses on such contracts will be recorded in other comprehensive income and will be recorded in income when the anticipated transactions occur. The ineffective portion of all hedges will be recognized in current period earnings.

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


Certain Factors Affecting Callaway Golf Company
-----------------------------------------------

  Restructuring
  -------------

In the first quarter of 1999, the Company continued to implement its restructuring in accordance with the plan adopted in the fourth quarter of 1998. See "Restructuring" section below.

  Sales; Gross Margin; Seasonality
  --------------------------------

The Company believes that, although interest in golf appears to be growing, the worldwide premium golf equipment market has been declining and may continue to decline during the foreseeable future. Demand in the United States for premium golf equipment also declined in 1998, and the Company experienced a decline in U.S. sales in 1998. The economic turmoil in Southeast Asia, Korea and Japan continues to cause contraction in the retail golf markets in these countries and elsewhere around the world, and has had an adverse effect on the Company's sales and results of operations. Although the Company experienced increased sales in these regions in the first quarter of 1999 over 1998, the Company does not currently foresee any significant improvement in these markets for the rest of 1999.

While sales of the Company's newly introduced Big Bertha Steelhead and Great Big Bertha Hawk Eye Titanium Metal Woods have been strong to date, no assurances can be given that the demand for these products or the Company's other existing products, or the introduction of new products, will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

Sales to Japan, which accounted for approximately 9% of the Company's total sales in 1998 and 10% of total sales in 1997, are expected to decrease in 1999 as the Company's distributor, Sumitomo Rubber Industries, Ltd. ("Sumitomo"), prepares for the transition of responsibility from it to ERC International Company ("ERC"), a wholly-owned Japanese subsidiary of the Company, by January 1, 2000. Although the Company experienced a slight increase in sales to Japan in the first quarter of 1999 over the first quarter of 1998, during the second half of 1999 the Company expects a significant decrease in shipments of Callaway Golf(R) products to Sumitomo compared to the second half of 1998. The Company believes this decrease in shipments will result as Sumitomo focuses on liquidating its existing inventory rather than placing new orders in anticipation of the transition. See "Certain Factors Affecting Callaway Golf Company-International distribution."

The Company experienced a decrease in its gross margin as a percentage of net sales during the first quarter of 1999 compared to the first quarter of 1998. The Company's lower gross margin related primarily to golf clubs sold during the first quarter, but which were manufactured in the fourth quarter of 1998 at higher labor and overhead rates, costs associated with consolidating manufacturing operations, and the ongoing sale and disposal of non-current product, partially offset by a favorable shift in product and regional sales mix. For all of 1999, the Company anticipates its gross margin percentage will exceed its 1998 levels. However, the Company does not expect to achieve its historical growth and operating margins during 1999 due to the anticipated sale and disposal of non-current products at reduced sales prices. Further, consumer acceptance of current and new product introductions as well as continuing pricing pressure from competitive market conditions may have an adverse effect on the Company's future sales and gross margin.

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


  Competition
  -----------

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

A manufacturer's ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including the golf club's look and "feel," and the level of acceptance that the golf club has among professional and other golfers. The subjective preferences of golf club purchasers also may be subject to rapid and unanticipated changes. There can be no assurance as to how long the Company's golf clubs will maintain market acceptance. For example, consumer support for shallow-faced metal woods increased in 1998, and many of the Company's competitors are making such products. The Company does not currently make a "shallow-faced" wood, and does not believe that the designs currently in the market are superior to its deeper-faced offerings. However, if "shallow-faced" products continue to gain consumer acceptance, the Company's sales could be negatively affected.


  New Product Introduction
  ------------------------

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

On November 2, 1998, the USGA announced the adoption of a test protocol to measure the so-called "spring-like effect" in certain golf clubheads. The USGA has advised the Company that none of the Company's current products are barred by this test. The R&A is considering the adoption of a similar or related test. Future actions by the USGA or the R&A may impede the Company's ability to introduce new products and therefore could have a material adverse effect on the Company's results of operations and cash flows.

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


  Product Breakage
  ----------------

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


  Credit Risk
  -----------

The Company primarily sells its products to golf equipment retailers and foreign distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from these customers. The Company believes it has adequate reserves for potential credit losses. Historically, the Company's bad debt expense has been low. However, the recent downturn in the retail golf equipment market has resulted in delinquent or uncollectible accounts for some of the Company's significant customers. As a result, during 1998 the Company increased its reserve for credit losses. Management does not foresee any significant improvement in the golf equipment market during 1999, and thus there can be no assurance that failure of the Company's customers to meet their obligations to the Company will not increase. Any significant increase in delinquent or uncollectible trade accounts receivable may adversely impact the Company's results of operations or cash flows.

  Dependence on Certain Vendors and Materials
  -------------------------------------------

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

The Company uses United Parcel Service ("UPS") for substantially all ground shipments of products to its U.S. customers. The Company is continually reviewing alternative methods of ground shipping to supplement its use and reduce its reliance on UPS. To date, a limited source of alternative vendors have been identified and adopted by the Company. Nevertheless, any interruption in UPS services could have a material adverse effect on the Company's sales and results of operations.

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


  Intellectual Property and Proprietary Rights
  --------------------------------------------

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

Various patents have been issued to the Company's competitors in the golf ball industry. As Callaway Golf Ball Company develops a new golf ball product, it attempts to avoid infringing valid patents or other intellectual property rights. If any new golf ball product is found to infringe on protected technology, the Company could incur substantial costs to redesign its golf ball product, obtain a license, or defend legal actions. Despite its efforts to avoid such infringements, there can be no assurance that Callaway Golf Ball Company will not infringe on the valid patents or other intellectual property rights of third parties in its development efforts, or that it will be able to obtain licenses to use any such rights, if necessary.

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

  "Gray Market" Distribution
  --------------------------

Some quantities of the Company's products find their way to unapproved outlets or distribution channels. This "gray market" in the Company's products can undermine authorized retailers and foreign wholesale distributors who promote and support the Company's products, and can injure the Company's image in the minds of its customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling Callaway Golf products to unauthorized distributors and/or an increase in sales returns over historical levels. For example, the Company experienced a decline in sales in the United States in 1998, and believes the decline was due, in part, to a decline in "gray market" shipments to Asia and Europe. While the Company has taken some lawful steps to limit commerce in its products in the "gray market" in both U.S. and international markets, it has not stopped such commerce.


  Golf Professional Endorsements
  ------------------------------

The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf branded golf clubs. The Company has entered into endorsement arrangements with members of the various professional tours, including the Senior PGA Tour, the PGA Tour, the LPGA Tour, the PGA European Tour and the Nike Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor's products despite contractual commitments. To date, the Company believes that the cessation of use by professional endorsers of Callaway Golf brand products has not resulted in a significant amount of negative publicity. However, if certain of Callaway Golf's professional endorsers were to stop using the Company's products contrary to their endorsement agreements, the Company's business could be adversely affected in a material way by the negative publicity.

Many professional golfers throughout the world use the Company's golf clubs even though they are not contractually bound to do so and do not grant any endorsement to the Company. The Company has created cash pools ("Pools") that reward such usage. For the last several years, the Company has experienced an exceptional level of driver penetration on the world's five major professional tours, and the Company has heavily advertised that fact. While it is not clear whether professional usage materially contributes to retail sales, it is possible that a decline in the level of professional usage of the Company's products could have a material adverse effect on the Company's business.

As in past years, during 1998, the Company continued its Pools for the PGA, Senior PGA, LPGA and Nike Tours. The Company believes that its professional endorsements and its Pools contributed to its usage on the professional tours in 1998. However, in 1999, the Company has significantly reduced these Pools for the PGA and the Senior PGA Tours, and has eliminated the Pools for the LPGA and Nike Tours. In addition, many other companies are aggressively seeking the patronage of these professionals, and are offering many inducements, including specially designed products and significant cash rewards. As a result, the Company anticipates that the level of professional usage of the Company's products will be lower in 1999 than 1998. In the first quarter of 1999, driver usage on the PGA, Senior PGA, LPGA and Nike Tours was substantially reduced compared to the first quarter of 1998.


  New Business Ventures
  ---------------------

The Company has invested significant capital in new business ventures. However, in connection with the Company's 1998 restructuring, the Company discontinued, transferred or suspended certain business ventures not directly associated with the Company's core business. See "Restructuring" section below. However, the Company continues development of its golf ball business. See "Certain Factors Affecting Callaway Golf Company - Golf Ball Development."

  International Distribution
  --------------------------

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

In 1993, the Company, through a distributor agreement, appointed Sumitomo Rubber Industries, Ltd. as the sole distributor, and Sumitomo Corporation as the sole importer, of Callaway Golf(R) golf clubs in Japan. This distributor agreement runs through December 31, 1999. The Company has notified Sumitomo that it will be concluding the distribution agreement on December 31, 1999. During the second half of 1999, the Company expects a significant decrease in shipments of Callaway Golf(R) products to Sumitomo compared to the second half of 1998. The Company believes this decrease in shipments will result as Sumitomo focuses on liquidating its existing inventory rather than placing new orders in anticipation of the transition of distribution of Callaway Golf products from Sumitomo to ERC.

The Company has established ERC, a wholly-owned Japanese corporation, for the purpose of distributing Odyssey(R) products. ERC also will distribute Callaway Golf balls when ready and Callaway Golf clubs beginning January 1, 2000. There will be significant costs and capital expenditures invested in ERC before there will be sales sufficient to support such costs. However, these costs have not been material to date. Furthermore, there are significant risks associated with the Company's intention to effectuate distribution in Japan through ERC beginning January 2000, and it is possible that doing so will have a material adverse effect on the Company's operations and financial performance.


  Golf Ball Development
  ---------------------

In 1996, the Company formed Callaway Golf Ball Company, a wholly-owned subsidiary of the Company, for the purpose of designing, manufacturing and selling golf balls. The Company has previously licensed the manufacture and distribution of a golf ball in Japan and Korea. The Company also distributed a golf ball under the trademark "Bobby Jones." These golf ball ventures were introduced primarily as promotional efforts and were not commercially successful.

The Company has determined that Callaway Golf Ball Company will enter the golf ball business by creating, developing and manufacturing golf balls in a new plant constructed just for this purpose. The successful implementation of the Company's strategy could be adversely affected by various risks, including, among others, delays in product development, construction delays and unanticipated costs. The Company currently anticipates launching its golf ball in early 2000. However, there can be no assurance as to whether the golf ball developed will be ready by that time, that it will be commercially successful or that a return on the Company's investments will ultimately be realized.

The development of the Company's golf ball business, by plan, has had a significant negative impact on the Company's cash flows and results of operations and will continue to do so during 1999. The Company believes that many of the same factors that affect the golf equipment industry, including growth rate in the golf equipment industry, intellectual property rights of others, seasonality and new product introductions, also apply to the golf ball business. In addition, the golf ball business is highly competitive with a number of well-established and well-financed competitors. These competitors have established market share in the golf ball business, which the Company will need to penetrate for its golf ball business to be successful.


  Year 2000 Issue
  ---------------

Historically, many computer programs have been written using two digits rather than four to define the applicable year, which could result in the program failing to properly recognize a year that begins with "20" instead of "19." This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" or "Y2K" issue.

While the Company's own products do not contain date-based functionality and are not susceptible to the Y2K issue, much of the Company's operations incorporate or are affected by systems which may contain date-based functionality. Therefore, the Company has formulated a Year 2000 Plan to address the Company's Y2K issue. The Company's Year 2000 Plan contemplates four phases -- assessment, remediation, testing and release/installation -- which will overlap to a significant degree. The Company's own internal critical systems and key suppliers are the primary areas of focus. The Company believes critical systems and key suppliers are those systems or suppliers, which, if they are not Y2K compliant, may disrupt the Company's manufacturing, sales or distribution capabilities in a material manner.

The assessment phase, which has been completed, involved an inventory, prioritization and preliminary evaluation of the Y2K compliance of the Company's key systems (e.g., hardware, software and embedded systems) and critical suppliers and customers (e.g., component suppliers, vendors, customers, utilities and other service providers) on which the Company relies to operate its business.

During the assessment phase it was determined that over 450 of the Company's key systems were considered critical to the ongoing operations of the Company. Of these critical systems, the manufacturer certifies that approximately 60% are Y2K compliant, and the compliance of approximately 33% of the systems is undeterminable until they can be tested. Those systems tested and found not to be Y2K compliant, as well as the remaining 7% that are not Y2K compliant, will be fixed on the schedule discussed below.

Also in connection with the assessment phase, the Company has been assessing the compliance of its critical suppliers and customers. The Company relies on suppliers for timely delivery of a broad range of goods and services worldwide, including components for its golf clubs. Moreover, the Company's suppliers rely on countless other suppliers, over which the Company has little or no influence regarding Y2K compliance. The level of preparedness of critical suppliers and customers can vary greatly from country to country. The Company believes that critical suppliers and customers present an area of significant risk to the Company in part because of the Company's limited ability to influence actions of third parties, and in part because of the Company's inability to estimate the level and impact of noncompliance of third parties throughout the extended supply chain.

The Company has received information concerning the Y2K compliance status of critical suppliers and customers in response to extensive inquiries initiated in the Fall of 1998 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Y2K issues. The process of evaluating these suppliers and selected customers is continuing and is expected to be completed by the fourth quarter of 1999.

The Company has commenced the remediation phase and begun to identify and implement remediation options for its critical systems. The Company expects to complete this phase by mid-1999. Remediation for key systems will primarily include altering the product or software code, upgrading or replacing the product, recommending changes in how the product is used or retiring the product.

In October 1997, the Company implemented a new business computer system, which runs most of the Company's data processing and financial reporting software applications and has in part addressed remediation issues Company-wide. The manufacturer of the application software used on the new computer system has represented that the software addresses the Y2K issue, although recent testing of the software indicates that some level of remediation may be required. The information systems of the majority of the Company's subsidiaries have now been converted to the new system, and the Company anticipates converting the remaining material subsidiaries by mid-year 1999.

The Company presently plans to have completed the four phases with respect to those systems which are critical to its operations no later than the end of the third quarter of 1999. Some non-critical systems may not be addressed until after January 2000.

The total cost associated with assessment and required modifications to implement the Company's Year 2000 Plan is not expected to be material to the Company's financial position. The Company currently estimates that the total cost of implementing its Year 2000 Plan will not exceed $6.0 million. This preliminary estimate is based on presently available information and will be updated as the Company continues its assessment and proceeds with implementation. In particular, the estimate may need to be increased once the Company has formulated its contingency plan. The total amount expended on the Year 2000 Plan through March 1999 was $1,556,000, of which approximately $973,000 related to repair or replacing of software and related hardware problems and approximately $583,000 related to internal and external labor costs.

If the Company's new business computer system fails due to the Y2K issue, or if any computer hardware or software applications or embedded systems critical to the Company's manufacturing, shipping or other processes are overlooked, or if the remaining subsidiary conversions are not made or are not completed timely, there could be a material adverse impact on the business operations and financial performance of the Company. Additionally, there can be no assurance that the Company's critical suppliers and customers will not experience a Y2K-related failure that could have a material adverse effect on the business operations or financial performance of the Company. In particular, if third party suppliers, due to the Y2K issue, fail to provide the Company with components or materials which are necessary to manufacture its products, with sufficient electric power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers worldwide, then any such failure could have a material adverse effect on the business operations and financial performance of the Company.

The Company has not yet established a contingency plan, but intends to formulate one to address unavoided or unavoidable risks and expects to have the contingency plan formulated by July 1999. In particular, with respect to third party component suppliers, the Company will develop contingency plans for suppliers determined to be at high risk of noncompliance or business disruption. The contingency plans are being developed on a case-by-case basis, and may include booking orders and producing products before anticipated business disruptions. Even so, judgments regarding contingency plans -- such as how to develop them and to what extent -- are themselves subject to many variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance by suppliers that provide inadequate information. As a result, there is no certainty that the Company's contingency plans will be sufficient to mitigate the impact of noncompliance by suppliers, and some material adverse effect to the Company may result from one or more third parties regardless of defensive contingency plans.

Estimates of time, cost, and risk are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer software code and systems; cooperation and remediation success of the Company's suppliers and customers (and their suppliers and customers); and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or its suppliers and customers (and their suppliers and customers).


  Euro Currency
  -------------

Many of the countries in which the Company sells its products are Member States of the Economic and Monetary Union ("EMU"). Beginning January 1, 1999 Member States of the EMU have the option of trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships during the transitional period, beginning January 1999 and ending June 2002. The Company has installed a new computer system that supports sales throughout Europe. This new system runs substantially all of the principal data processing and financial reporting software for such sales. The Company anticipates that, after the implementation of an upgrade, the new system will contain the functionality to process transactions in either a country's local currency or euro. The implementation of this upgrade, which is part of a larger plan to update the Company's enterprise-wide software to the manufacturer's current version, is planned to take place during 2000. Until such time as the upgrade has occurred, transactions denominated in euro will be processed manually. The Company does not anticipate a large demand from its customers to transact in euros.

Additionally, the Company does not believe that it will incur material costs specifically associated with manually processing data or preparing its business systems to operate in either the transitional period or beyond. However, there can be no assurance that the conversion of EMU Member States to euro will not have a material adverse effect on the Company and its operations.


Results of Operations

    Three-month periods ended March 31, 1999 and 1998:

Net sales increased 5% to $185.7 million for the three months ended March 31, 1999 compared to $176.9 million for the comparable period in the prior year. This increase was largely attributable to an overall increase in metal wood sales of $21.2 million for the three months ended March 31, 1999 versus 1998, resulting from the introduction of the Great Big Bertha(R) Hawk Eye(R) titanium metal woods in January 1999 and sales of Big Bertha(R) Steelhead(TM) metal woods, which were introduced in August 1998. This increase was partially offset by an overall decrease in sales of irons of $8.4 million during the first quarter of 1999 versus 1998. During the first quarter of 1999, sales to Japan and to the rest of Asia increased $4.2 million (20%) and $9.1 million (165%), respectively over the same quarter of the prior year and sales to Europe and other regions slightly increased during this period. Sales in the United States and in Canada decreased $7.6 million (7%) and $0.2 million (2%), respectively during the three months ended March 31, 1999 as compared to the same period in the prior year.

For the three months ended March 31, 1999, gross profit decreased to $83.5 million from $83.7 million for the comparable period in the prior year. As a percentage of net sales, gross profit decreased to 45% from 47% for the quarter ended March 31, 1999 as compared to the same quarter of the prior year, primarily as a result of golf clubs sold during the first quarter, but which were manufactured in the fourth quarter of 1998 at higher labor and overhead rates, costs associated with consolidating manufacturing operations, and the ongoing sale and disposal of non-current product, partially offset by a favorable shift in product and regional sales mix.

Selling expenses decreased to $31.3 million in the first quarter of 1999 compared to $35.8 million in the first quarter of 1998. As a percentage of net sales, selling expenses decreased to 17% from 20% during the first quarter of 1999 over the first quarter of 1998. The $4.5 million decrease was primarily the result of decreased advertising and professional tour expenses and decreased expenses resulting from the consolidation of Odyssey and the elimination of certain activities as part of the Company's restructuring. These decreases were partially offset by increased expenses associated with certain of the Company's foreign subsidiaries which were acquired during 1998, as well as costs resulting from the ramp-up of golf ball operations.

General and administrative expenses increased to $21.7 million for the three months ended March 31, 1999 from $20.5 million for the comparable period in the prior year. As a percentage of net sales, general and administrative expenses in the first quarter of 1999 remained constant at 12%. The $1.2 million increase was largely attributable to the ramp-up of golf ball operations and higher costs associated with certain of the Company's foreign subsidiaries which were acquired during 1998. These increases were partially offset by decreases associated with the consolidation of Odyssey and other restructuring and operating expense reductions.

Research and development expenses decreased to $8.5 million in the first quarter of 1999 compared to $8.7 million in the comparable period of the prior year. As a percentage of net sales, research and development expenses in the first quarter of 1999 remained constant at 5%. The $0.2 million decrease was primarily the result of the shut-down of the Company's prototype foundry, partially offset by costs associated with the ramp-up of golf ball operations.

Other expense increased $0.4 million for the quarter ended March 31, 1999 over the comparable period of the prior year. This increase was attributable to a decrease of interest income resulting from lower cash balances during three months ended March 31, 1999 versus 1998. Also contributing to this increase was higher interest expense and fees incurred during the three months ended March 31, 1999 related to draws on the Company's Amended Credit Agreement, Finance Agreement and Accounts Receivable Facility (see Notes 3 and 4 of the Company's unaudited Consolidated Condensed Financial Statements) due both to higher interest rates and higher average outstanding balances. Also contributing to the decrease were greater losses on disposal of assets and net foreign currency transaction losses for the first quarter of 1999 versus 1998. This decrease was partially offset by an increase in royalty income for the three months ended March 31, 1999 over the same period in 1998.


Liquidity and Capital Resources

At March 31, 1999, cash and cash equivalents decreased to $23.7 million from $45.6 million at December 31, 1998 primarily as a result of cash used in investing activities of $27.2 million and cash used in financing activities of $60.8 million, partially offset by cash provided by operations of $66.5 million. Cash flows used in investing activities resulted from capital expenditures, primarily associated with the ramp-up of golf ball operations, partially offset by proceeds from the sale of fixed assets, largely those related to the Company's restructuring. Cash flows used in financing activities is primarily attributed to the repayment of the Amended Credit Agreement and dividends paid, partially offset by proceeds from the Finance Agreement.

The Company's principal source of liquidity, both on a short-term and long-term basis, has been cash flow provided by operations and the Company's credit facilities. The Company expects this trend to continue even though sales declined in 1998 and the Company does not foresee any significant improvement in sales during 1999. On February 12, 1999, the Company consummated the amendment of its line of credit to increase the revolving credit facility to up to $120.0 million and entered into an $80.0 million accounts receivable securitization facility (the "Accounts Receivable Facility") (see Notes 3 and 4 to the unaudited Consolidated Condensed Financial Statements). During the first quarter of 1999, the Company utilized its Accounts Receivable Facility and borrowed against its line of credit under the Amended Credit Agreement to fund operations and finance capital expenditures. At March 31, 1999, the Company had repaid the outstanding balance of the Amended Credit Agreement and had $157.5 million available, net of outstanding letters of credit, under its credit facilities, subject to meeting certain availability requirements under a borrowing base formula and other limitations. The Company anticipates continuing to utilize its Accounts Receivable Facility and to borrow against its line of credit during 1999 and expects to repay such borrowings with cash flow from operations.

As a result of the implementation of its plan to improve operating efficiencies (see "Restructuring"), the Company incurred charges of $54.2 million in the fourth quarter of 1998. Of these charges, $25.5 million were non-cash. Since the adoption of this restructuring plan in the fourth quarter of 1998, cash outlays for employee termination costs, contract cancellation fees, excess lease costs and other expenses have been $14.4 million. Future cash outlays for such costs are estimated at $14.3 million. Of this amount, approximately $1.9 million is anticipated to occur primarily during the second quarter of 1999, while the remainder, which principally relates to excess lease costs, will be paid through February 2013. These cash outlays will be funded by cash flows from operations and the Company's credit facilities. If the actual actions taken by the Company differ from the plans on which these estimates are based, actual losses recorded and resulting cash outlays made by the Company could differ significantly.

The Company believes that, based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, it will be able to maintain its current level of operations, including purchase commitments and planned capital expenditures for the foreseeable future, through operating cash flows and its credit facilities. There can be no assurance, however, that future industry specific or other developments, or general economic trends will not adversely affect the Company's operations or its ability to meet its future cash requirements.

Restructuring

During the fourth quarter of 1998, the Company recorded a restructuring charge of $54.2 million resulting from a number of cost reduction actions and operational improvements. These actions included the consolidation of the operations of the Company's wholly-owned subsidiary, Odyssey Golf, Inc. ("Odyssey"), into the operations of the Company while maintaining the distinct and separate Odyssey(R) brand image; the discontinuation, transfer or suspension of certain initiatives not directly associated with the Company's core business, such as the Company's involvement with interactive golf sites, golf book publishing, new player development and a golf venue in Las Vegas; and the re-sizing of the Company's core business to reflect current and expected business conditions. These initiatives are expected to be completed largely during 1999. The restructuring charges (shown below in tabular format) primarily related to:
1) the elimination of job responsibilities, resulting in costs incurred for employee severance, 2) the decision to exit certain non-core business activities, resulting in losses on disposition of assets, as well as excess lease costs; and 3) consolidation of the Company's continuing operations resulting in impairment of assets, losses on disposition of assets and excess lease costs.

No material increases or decreases to the original estimated restructuring charge were made during the first quarter of 1999. Activity during the quarter primarily related to cash payments for severance, disposition of assets, contract cancellation and various other items. As of March 31, 1999, substantially all of the approximately 750 non-temporary work force reductions had occurred.

Details of the one-time charge are as follows (in thousands):


                                                                                        Reserve
                                                                                        Balance                    Reserve
                                                  Cash/       One-Time                     at                      Balance
                                                Non-Cash       Charge      Activity     12/31/98     Activity     at 3/31/99
                                               ------------------------------------------------------------------------------
ELIMINATION OF JOB RESPONSIBILITIES                            $11,664    $ 8,473       $ 3,191       $2,493       $   698
   Severance packages                            Cash           11,603      8,412         3,191        2,493           698
   Other                                         Non-cash           61         61

EXITING CERTAIN NON-CORE BUSINESS ACTIVITIES                   $28,788    $12,015       $16,773       $3,797       $12,976
   Loss on disposition of subsidiaries           Non-cash       13,072     10,341         2,731        2,426           305
   Excess lease costs                            Cash           12,660        146        12,514           97        12,417
   Contract cancellation fees                    Cash            2,700      1,504         1,196        1,092           104
   Other                                         Cash              356         24           332          182           150

CONSOLIDATION OF OPERATIONS                                    $13,783    $ 2,846       $10,937       $2,787       $ 8,150
   Loss on impairment/disposition of assets      Non-cash       12,364      2,730         9,634        2,457         7,177
   Excess lease costs                            Cash              806          4           802           78           724
   Other                                         Cash              613        112           501          252           249
=============================================================================================================================

Future cash outlays are anticipated to be completed by the end of 1999, excluding certain lease commitments that continue through February 2013.

The Company anticipates that its restructuring plan will generate savings going forward in excess of $40.0 million per year, beginning in 1999. Thus far in 1999, the Company is on track to realize these savings. In addition, the Company is continuing to implement an ongoing process of reviewing its manufacturing operations and its worldwide supplier network, aimed at reducing the cost of goods sold and generating significant savings. However, no assurances can be given that the full amount of the anticipated savings will be realized.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of foreign currency fluctuations due to its international operations and certain export sales. The Company is exposed to both transactional currency/functional currency and functional currency/reporting currency exchange rate risks. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in the value of foreign currencies. Pursuant to its new foreign exchange hedging policy, beginning in January 1999, the Company may use forward foreign currency exchange rate contracts to hedge certain firm commitments and the related receivables and payables with its foreign subsidiaries. During the first quarter of 1999 the Company entered into such contracts on behalf of three of its wholly-owned subsidiaries, Callaway Golf Europe Ltd., Callaway Golf Canada Ltd., and ERC International Company. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. These foreign exchange contracts generally do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the intercompany transactions being hedged, and the Company does not engage in hedging contracts which exceed the amounts of these transactions.

Also pursuant to its new foreign exchange hedging policy, the Company expects that it also may hedge anticipated transactions denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives will be used only to the extent considered necessary to meet the Company's objectives and the Company does not enter into forward contracts for speculative purposes. The Company's foreign currency exposures include most European currencies, Japanese yen, Canadian dollar and Korean won.

Additionally, the Company is exposed to interest rate risk from its Accounts Receivable Facility and Amended Credit Agreement (see Notes 3 and 4 to the Company's unaudited Consolidated Condensed Financial Statements) which are indexed to the LIBOR and Redwood Receivables Corporation Commercial Paper Rate.

Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 1999 through its derivative financial instruments.

The sensitivity analysis model is a risk analysis tool and does not purport to represent actual losses in earnings that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market rates. It also does not represent the maximum possible loss that may occur. Actual future gains and losses will differ from those estimated because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.

The estimated maximum one-day loss in earnings from the Company's foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $1.7 million at March 31, 1999. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

Notes 3 and 4 to the unaudited Consolidated Condensed Financial Statements outlines the principal amounts, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.



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

The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including those discussed above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts that may be covered by insurance, or the financial impact with respect to these matters. Management believes, however, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's annual consolidated financial position, results of operations or cash flows.


Item 2.  Changes in Securities and Use of Proceeds

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

                    10.1 Executive Officer Employment Agreement by and between the Company and Ronald A. Drapeau dated as of August 11, 1997.(+)

                    10.2     Amendment to Executive Officer Employment
                             Agreement dated as of April 1, 1999, by and between the Company and Ronald A. Drapeau(+)

                    10.3     Amendment to Executive Officer Employment
                             Agreement dated as of April 1, 1999, by and between the Company and Steven C. McCracken(+)

                    10.4     Amendment to Executive Officer Employment
                             Agreement dated as of April 1, 1999, by and between the Company and Frederick R. Port(+)

                    10.5     Amendment to Executive Officer Employment
                             Agreement dated as of April 1, 1999, by and between the Company and David A. Rane(+)

                    10.6 Amendment to Executive Deferred Compensation Plan dated as of January 1, 1999.(+)

                    27       Financial Data Schedule(+)
--------------------------
(+) Included with this Report.



         b.       Reports on Form 8-K:
                  -------------------

                  (1) On January 28, 1999, the Company filed a Current Report on Form 8-K reporting that the Company had entered into a credit agreement on December 30, 1998, providing revolving credit facilities of up to $75 million (including a $10 million letter of credit subfacility).

                  (2) On February 25, 1999, the Company filed a Current Report on Form 8-K reporting that effective February 12, 1999, the Company had entered into an amended and restated credit agreement which increased the revolving credit facilities from the original $75 million to up to $120 million. The Company also reported that effective February 12, 1999, Odyssey Golf, Inc. and Callaway Golf Sales Company, both wholly-owned subsidiaries of the Company, Golf Funding Corporation, a newly formed wholly-owned subsidiary of Callaway Golf Sales Company, and the Company obtained an $80 million accounts receivable securitization facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALLAWAY GOLF COMPANY


Date:  May 14, 1999             /s/  ELY CALLAWAY
                                     ------------
                                     Ely Callaway
                                     Chairman, President and
                                     Chief Executive Officer


                                /s/  DAVID A. RANE
                                     -------------
                                     David A. Rane
                                     Executive Vice President,
                                     Administration and Planning
                                     and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number         Description
-------        -----------

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

 10.1 Executive Officer Employment Agreement by and between the Company and Ronald A. Drapeau dated as of August 11, 1997.(+)

 10.2 Amendment to Executive Officer Employment Agreement dated as of April 1, 1999, by and between the Company and Ronald A. Drapeau(+)

 10.3 Amendment to Executive Officer Employment Agreement dated as of April 1, 1999, by and between the Company and Steven C. McCracken(+)

 10.4 Amendment to Executive Officer Employment Agreement dated as of April 1, 1999, by and between the Company and Frederick R. Port(+)

 10.5 Amendment to Executive Officer Employment Agreement dated as of April 1, 1999, by and between the Company and David A. Rane(+)

 10.6 Amendment to Executive Deferred Compensation Plan dated as of January 1, 1999.(+)

 27            Financial Data Schedule(+)
--------------------------
(+) Included with this Report.