Form 10-Q
period 1999-06-30
CALLAWAY GOLF CO /CA
filed 1999-08-16
CIK 837465

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

                                      OR

      [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 1-10962


                             CALLAWAY GOLF COMPANY
            (Exact name of registrant as specified in its charter)

         DELAWARE                                              95-3797580
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


                2285 RUTHERFORD ROAD, CARLSBAD, CA  92008-8815
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

   The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of July 31, 1999 was 75,833,761.

                             CALLAWAY GOLF COMPANY

                                     INDEX

                                                                                            Page
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheet at June 30, 1999
                    and December 31, 1998                                                      3

                  Consolidated Condensed Statement of Operations for the three
                    and six months ended June 30, 1999 and 1998                                4

                  Consolidated Condensed Statement of Cash Flows for the six
                    months ended June 30, 1999 and 1998                                        5

                  Consolidated Condensed Statement of Shareholders' Equity for
                    the six months ended June 30, 1999                                         6

                  Notes to Consolidated Condensed Financial Statements                         7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   12

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  23

Part II. Other Information

         Item 1.  Legal Proceedings                                                           24

         Item 2.  Changes in Securities and Use of Proceeds                                   24

         Item 3.  Defaults Upon Senior Securities                                             24

         Item 4.  Submission of Matters to a Vote of Security Holders                         25

         Item 5.  Other Information                                                           25

         Item 6.  Exhibits and Reports on Form 8-K                                            25

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             CALLAWAY GOLF COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                (In thousands, except share and per share data)

                                                                               June 30,          December 31,
                                                                                 1999                1998
=============================================================================================================
                                                                              (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                     $ 26,898           $ 45,618
  Accounts receivable, net of allowance of $6,418 and $9,939
       at June 30, 1999 and December 31, 1998, respectively (Note 4)             125,346             73,466
  Inventories, net                                                                84,284            149,192
  Deferred taxes                                                                  49,322             51,029
  Other current assets                                                             6,981              4,301
-----------------------------------------------------------------------------------------------------------
     Total current assets                                                        292,831            323,606

Property, plant and equipment, net                                               194,335            172,794
Intangible assets, net                                                           123,673            127,779
Other assets                                                                      32,479             31,648
-----------------------------------------------------------------------------------------------------------
                                                                                $643,318           $655,827
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                         $ 37,696           $ 35,928
  Line of credit (Note 3)                                                                            70,919
  Note payable (Note 3)                                                           25,595             12,971
  Accrued employee compensation and benefits                                      23,072             11,083
  Accrued warranty expense                                                        38,029             35,815
  Accrued restructuring costs                                                      3,212              7,389
  Income taxes payable                                                            10,858              9,903
-----------------------------------------------------------------------------------------------------------
     Total current liabilities                                                   138,462            184,008

Long-term liabilities:
  Deferred compensation                                                            9,000              7,606
  Accrued restructuring costs                                                     10,229             11,117

Commitments and contingencies (Note 6)

Shareholders' equity:
  Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 1999 and December 31, 1998
  Common Stock, $.01 par value, 240,000,000 shares authorized, 75,833,761 and 75,095,087 issued and outstanding at June 30, 1999, and
    December 31, 1998, respectively                                                  758                751
  Paid-in capital                                                                286,364            258,015
  Unearned compensation                                                           (4,611)            (5,653)
  Retained earnings                                                              280,270            252,528
  Accumulated other comprehensive income                                             359              1,780
  Less:  Grantor Stock Trust (5,300,000 shares) at market                        (77,513)           (54,325)
-----------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                   485,627            453,096
-----------------------------------------------------------------------------------------------------------
                                                                                $643,318           $655,827
===========================================================================================================

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)

                                         Three Months Ended                            Six Months Ended
                                               June 30,                                    June 30,
-------------------------------------------------------------------------------------------------------------------
                                     1999                    1998                  1999              1998
-------------------------------------------------------------------------------------------------------------------
Net sales                          $229,708      100%       $233,251     100%    $415,452   100%   $410,160   100%
Cost of goods sold                  121,044       53%        124,461      53%     223,268    54%    217,664    53%
-------------------------------------------------------------------------------------------------------------------
  Gross profit                      108,664       47%        108,790      47%     192,184    46%    192,496    47%

Operating expenses:
  Selling                            34,942       15%         42,236      18%      66,242    16%     78,029    19%
  General and administrative         22,852       10%         23,679      10%      44,455    11%     44,184    11%
  Research and development            8,279        4%          8,413       4%      16,733     4%     17,078     4%
  Restructuring                         362                                           487
-------------------------------------------------------------------------------------------------------------------
Income from operations               42,229       18%         34,462      15%      64,267    15%     53,205    13%
Other (expense) income, net          (1,393)                     296               (2,165)              (40)
-------------------------------------------------------------------------------------------------------------------
Income before income taxes           40,836       18%         34,758      15%      62,102    15%     53,165    13%
Provision for income taxes           16,065                   13,621               24,509            20,868
-------------------------------------------------------------------------------------------------------------------
Net income                         $ 24,771       11%       $ 21,137       9%    $ 37,593     9%   $ 32,297     8%
===================================================================================================================
Earnings per common share:
  Basic                               $0.35                    $0.30                $0.54             $0.47
  Diluted                             $0.35                    $0.30                $0.53             $0.45
Common equivalent shares:
  Basic                              70,302                   69,350               70,142            69,267
  Diluted                            71,407                   71,591               70,989            71,383

Dividends paid per share              $0.07                    $0.07                $0.14             $0.14

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                                                       Six months ended
                                                                                           June 30,
-------------------------------------------------------------------------------------------------------------------
                                                                                 1999                     1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                     $37,593                  $32,297
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                 17,529                   13,560
    Loss (gain) on disposal of assets                                                636                       (3)
    Non-cash compensation                                                            997                    5,009
    Tax benefit from exercise of stock options                                     1,294                    2,049
    Deferred taxes                                                                 2,753                   (4,200)
    Changes in assets and liabilities, net of effects from
     acquisitions:
     Accounts receivable, net                                                    (52,677)                  (2,172)
     Inventories, net                                                             64,089                  (45,742)
     Other assets                                                                 (5,731)                  (8,848)
     Accounts payable and accrued expenses                                         4,662                   12,424
     Accrued employee compensation and benefits                                   12,062                    1,021
     Accrued warranty expense                                                      2,210                    4,103
     Income taxes payable                                                            899                    2,936
     Accrued restructuring costs                                                  (4,177)
     Other liabilities                                                             1,394                   (5,969)
     Accrued restructuring costs - long term                                        (888)
-------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                       82,645                    6,465
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Business acquisitions, net of cash acquired                                       (495)                 (18,381)
  Capital expenditures                                                           (41,456)                 (27,770)
  Sale of assets                                                                   5,049                       13
-------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                          (36,902)                 (46,138)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Issuance of Common Stock                                                         3,919                    4,443
  Dividends paid                                                                  (9,851)                  (9,709)
  Retirement of Common Stock                                                                               (1,303)
  Proceeds from note payable                                                      12,625
  Line of credit, net                                                            (70,919)                  55,000
-------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities                            (64,226)                  48,431
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                             (237)                     148
-------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                             (18,720)                   8,906
Cash and cash equivalents at beginning of period                                  45,618                   26,204
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $26,898                  $35,110
===================================================================================================================

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                (In thousands)

                                                                                      Accumulated
                                                                                         Other
                                    Common Stock   Paid-in    Unearned     Retained  Comprehensive                   Comprehensive
                                   Shares  Amount  Capital  Compensation   Earnings     Income      GST      Total       Income
==================================================================================================================================
Balance, December 31, 1998         75,095  $751   $258,015    ($5,653)     $252,528     $1,780   ($54,325)  $453,096
----------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options             562     5      2,201                                                     2,206
Cancellation of  Restricted
  Common Stock                         (4)            (108)       110                                              2
Tax benefit from exercise of
  stock  options                                     1,294                                                     1,294
Compensatory stock and
  stock options                                         63        932                                            995
Employee stock purchase plan          181     2      1,711                                                     1,713
Cash dividends                                                              (10,593)                         (10,593)
Dividends on shares held
  by GST                                                                        742                              742
Adjustment of GST shares
  to market value                                   23,188                                        (23,188)
Equity adjustment from foreign
  currency translation                                                                  (1,421)               (1,421)   $ (1,421)
Net income                                                                   37,593                           37,593      37,593
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999             75,834  $758   $286,364    ($4,611)     $280,270     $  359   ($77,513)  $485,627    $ 36,172
=================================================================================================================================

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1.  BASIS OF PRESENTATION
    ---------------------

The accompanying financial information for the three and six months ended June 30, 1999 and 1998 has been prepared by Callaway Golf Company (the "Company") and has not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

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


2.  INVENTORIES
    -----------

                                      June 30,           December 31,
                                        1999                 1998
---------------------------------------------------------------------
                                     (Unaudited)
Inventories, net (in thousands):
    Raw materials                     $ 60,476             $102,352
    Work-in-process                      3,499                1,820
    Finished goods                      52,561               81,868
---------------------------------------------------------------------
                                       116,536              186,040

    Less reserve for obsolescence      (32,252)             (36,848)
---------------------------------------------------------------------

                                       $84,284             $149,192
=====================================================================


3.  BANK LINE OF CREDIT AND NOTE PAYABLE
    ------------------------------------

On February 12, 1999, the Company consummated the amendment of its line of credit to increase the revolving credit facility to $120.0 million (the "Amended Credit Agreement"). The Amended Credit Agreement has a five-year term and is secured by substantially all of the assets of the Company. The Amended Credit Agreement bears interest at the Company's election at the London Interbank Offering Rate ("LIBOR") plus a margin or the higher of the base rate on corporate loans at large U.S. money center commercial banks (prime rate) or the Federal Funds Rate plus 50 basis points. The line of credit requires the Company to maintain certain minimum financial ratios including a fixed charge coverage ratio, as well as other restrictive covenants. As of June 30, 1999, up to $118.5 million of the credit facility remained available for borrowings (including a reduction of $1.5 million for outstanding letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations.

Effective as of December 30, 1998, Callaway Golf Ball Company, a wholly-owned subsidiary of the Company, entered into a master lease agreement for the acquisition and lease of approximately $56.0 million of machinery and equipment. This lease program is expected to commence during the third quarter of 1999 and includes an interim finance agreement (the "Finance Agreement"). The Finance Agreement provides pre-lease financing advances for the acquisition and installation costs of the aforementioned machinery and equipment. The Finance Agreement bears interest at LIBOR plus a margin and is secured by the underlying machinery and equipment and a corporate guarantee from the Company. As of June 30, 1999, $25.6 million was outstanding under this facility.


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

Under the Accounts Receivable Facility, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of June 30, 1999, no amount was outstanding under the Accounts Receivable Facility. Fees incurred in connection with the sale of accounts receivable for the three and six months ended June 30, 1999 were $315,000 and $673,000, respectively, and were recorded as other expense.


5.  EARNINGS PER SHARE
    ------------------

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the three and six months ended June 30, 1999, and 1998 is presented below.

(in thousands, except per share data)

                                                                        Three months ended                  Six months ended
                                                                              June 30,                          June 30,
                                                                                             (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                                                                      1999              1998              1999              1998
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                           $24,771           $21,137           $37,593           $32,297
----------------------------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding:
    Weighted-average shares outstanding - Basic                       70,302            69,350            70,142            69,267
    Dilutive securities                                                1,105             2,241               847             2,116
----------------------------------------------------------------------------------------------------------------------------------
    Weighted average shares outstanding - Diluted                     71,407            71,591            70,989            71,383
==================================================================================================================================
Earnings per common share
    Basic                                                              $0.35             $0.30             $0.54             $0.47
    Diluted                                                            $0.35             $0.30             $0.53             $0.45

For the three months ended June 30, 1999 and 1998, 10,132,000 and 8,189,000, respectively, options outstanding were excluded from the calculations, as their effect would have been antidilutive.

6.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

Subject to certain conditions, the Company has committed to purchase titanium golf clubheads costing approximately $13.9 million from one of its vendors. Under the current schedule, the clubheads are to be shipped to the Company during the remainder of 1999.

The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 1999. Management believes, however, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's annual consolidated financial position, results of operations or cash flows.


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

During the second quarter of 1999, the Company incurred a charge of $1.2 million on the disposition of building improvements eliminated during the consolidation of manufacturing operations, as well as other charges. These charges did not meet the criteria for accrual in 1998. This charge was partially offset by a gain of $1.0 million on the disposition of one of the Company's buildings included in the restructuring plan, for which an impairment charge was taken in 1998. Activity during the first half of 1999 primarily related to cash payments for severance, disposition of assets, contract cancellation and other items. During the first quarter of 1999, substantially all of the approximately 750 non-temporary work force reductions occurred.

Details of the one-time charge are as follows (in thousands):


                                                                                           Reserve
                                                                                           Balance                    Reserve
                                                     Cash/       One-Time                     at                      Balance
                                                   Non-Cash       Charge      Activity     12/31/98     Activity     at 6/30/99
                                               ---------------------------------------------------------------------------------
ELIMINATION OF JOB RESPONSIBILITIES                              $11,664     $ 8,473       $ 3,191      $2,898       $   293
       Severance packages                          Cash           11,603       8,412         3,191       2,898           293
       Other                                       Non-cash           61          61

EXITING CERTAIN NON-CORE BUSINESS ACTIVITIES                     $28,788     $12,015       $16,773      $4,324       $12,449
       Loss on disposition of subsidiaries         Non-cash       13,072      10,341         2,731       2,426           305
       Excess lease costs                          Cash           12,660         146        12,514         536        11,978
       Contract cancellation fees                  Cash            2,700       1,504         1,196       1,092           104
       Other                                       Cash              356          24           332         270            62

CONSOLIDATION OF OPERATIONS                                      $13,783     $ 2,846       $10,937      $6,841       $ 4,096
       Loss on impairment/disposition of assets    Non-cash       12,364       2,730         9,634       6,456         3,178
       Excess lease costs                          Cash              806           4           802         154           648
       Other                                       Cash              613         112           501         231           270
--------------------------------------------------------------------------------------------------------------------------------


Future cash outlays are anticipated to be completed by the end of 1999, excluding certain lease commitments that continue through February 2013.


8.  SEGMENT INFORMATION
    -------------------

The Company's operating segments are organized on the basis of products and include golf clubs and golf balls. The Golf Clubs segment consists of Callaway(R) titanium and steel metal woods and irons, Callaway(R) and Odyssey(R) putters and wedges, and related accessories. The Golf Balls segment consists of golf balls that are to be designed, manufactured, marketed and distributed by the Company's wholly-owned subsidiary, Callaway Golf Ball Company. In accordance with its restructuring plan, the Company is no longer pursuing the initiatives previously included in its All Other segment, which included interactive golf sites, golf book publishing, new player development and a driving range venture (Note 7). There are no significant intersegment transactions. The tables below contain information utilized by management to evaluate its operating segments for the interim periods presented.

                                                          Three Months Ended
                                                               June 30,
                                        1999                                              1998
---------------------------------------------------------------------------------------------------------------------
                                                      Additions to                                       Additions to
                                    Income (loss)      long-lived                      Income (loss)      long-lived
                     Net Sales        before tax         assets       Net Sales        before tax           assets

Golf Clubs            $229,708        $49,051           $  421        $233,251         $42,133            $ 5,029
Golf Balls                             (8,215)           9,458                          (5,504)             8,995
All Other                                                                               (1,871)            10,383
---------------------------------------------------------------------------------------------------------------------
Consolidated          $229,708        $40,836           $9,879        $233,251         $34,758            $24,407
=====================================================================================================================


                                                          Six Months Ended
                                                               June 30,
                                        1999                                              1998
---------------------------------------------------------------------------------------------------------------------
                                                      Additions to                                       Additions to
                                    Income (loss)      long-lived                      Income (loss)      long-lived
                     Net Sales        before tax         assets       Net Sales        before tax           assets


Golf Clubs            $415,452      $ 77,751          $ 4,434         $410,160          $65,853            $18,827
Golf Balls                           (15,649)          37,900                            (9,522)            10,686
All Other                                                                                (3,166)            12,325
---------------------------------------------------------------------------------------------------------------------
Consolidated          $415,452      $ 62,102          $42,334         $410,160          $53,165            $41,838
=====================================================================================================================



9.  ADOPTION OF NEW ACCOUNTING STANDARD
    -------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in income or other comprehensive income, depending on whether the derivatives are designated as hedges and, if so, the types of hedges. SFAS No. 133, as amended by SFAS No. 137, "Deferral of the Effective Date of FAS 133," is effective for all periods beginning after June 15, 2000; the Company elected to early adopt SFAS No. 133 on January 1, 1999.

In the first half of 1999, the Company entered into forward foreign currency exchange rate contracts to hedge payments due on intercompany transactions by certain of its wholly-owned foreign subsidiaries. Realized and unrealized gains and losses on these contracts are recorded in income. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts generally do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the intercompany transactions being hedged, and the Company does not engage in hedging contracts which exceed the amount of the intercompany transactions. Transaction losses recorded during the six months ended June 30, 1999 were $1.9 million and were not material for the comparable period in 1998. At June 30, 1999 and 1998, the Company had approximately $19.6 million and $18.8 million, respectively, of foreign exchange contracts outstanding. The contracts outstanding at June 30, 1999 mature between July 1999 and May 2000. The Company's net unrealized gains and losses on foreign exchange contracts included in net income for the first half of 1999 and 1998 were not material.

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


CERTAIN FACTORS AFFECTING CALLAWAY GOLF COMPANY
-----------------------------------------------

  RESTRUCTURING

In the second quarter of 1999, the Company continued to implement its restructuring in accordance with the plan adopted in the fourth quarter of 1998. See "Restructuring" section below.


  SALES; GROSS MARGIN; SEASONALITY

The Company believes that the premium golf equipment market has been declining in certain major markets, including Japan, the United States and Europe, and may continue to decline during the foreseeable future. During the first half of 1999, the Company's sales in the Unites States decreased 8% compared to the same period in 1998. The Company believes that this decrease was due in part to 1998 inventory build-up at the retail level of the Company's and its competitors' golf equipment and corresponding sales of such inventory at close-out prices. Despite the softness in the United States golf market, it is believed that the Company's overall market share for woods increased in the first half of 1999 compared to the same period in 1998. See "Certain Factors Affecting Callaway Golf Company--Competition."

While sales of the Company's Great Big Bertha(R) Hawk Eye(R) Titanium Metal Woods, Big Bertha(R) Steelhead(TM) Metal Woods, and Big Bertha(R) and X-12(R) Irons have been strong to date, no assurances can be given that the demand for these products or the Company's other existing products, or the introduction of new products, will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

Sales to Japan, which accounted for approximately 9% of the Company's total sales in 1998 and 10% of total sales in 1997, comprised 9% of the Company's total sales for the first half of 1999 may be lower overall for 1999 as compared to 1998 as the Company's distributor, Sumitomo Rubber Industries, Ltd. ("Sumitomo"), prepares for the transition of responsibility from it to ERC International Company ("ERC"), a wholly-owned Japanese subsidiary of the Company, by January 1, 2000. The Company believes that a decrease in the second half of 1999 may result as Sumitomo focuses on liquidating its existing inventory rather than placing new orders. See "Certain Factors Affecting Callaway Golf Company-International distribution."

The Company's gross margin as a percentage of net sales was 47% in the second quarter of 1999, which was the same as the second quarter of 1998. If sales of older model golf clubs sold at close-out prices were excluded, gross margin as a percentage of net sales would have been 50%, representing an increase of approximately 3% compared to the second quarter of 1998. The Company's higher gross margin for current products related primarily to improved product mix, reduced customer compensation expense due to the charge incurred in the second quarter of 1998 associated with the price reduction enacted during that quarter, and greater production efficiencies. For all of 1999, the Company anticipates its gross margin percentage will exceed its 1998 levels. Consumer acceptance of current and new product introductions, the sale and disposal of non-current products at reduced sales prices and continuing pricing pressure from competitive market conditions may have an adverse effect on the Company's future sales and gross margin.

In the golf equipment industry, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the fourth and first quarters. For several years, the Company's business has generally followed this seasonal trend and the Company expects this to continue. Unusual or severe weather conditions such as the "El Nino" weather patterns experienced during the winter of 1997-1998 may compound these seasonal effects.


  COMPETITION

The market in which the Company does business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. New product introductions and/or price reductions by competitors continue to generate increased market competition. However, the Company believes that it has gained unit and dollar market share for woods in the United States during the first half of 1999 as compared to the same period in 1998. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities by competitors will not negatively impact the Company's future sales.

A manufacturer's ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including the golf club's look and "feel," and the level of acceptance that the golf club has among professional and other golfers. The subjective preferences of golf club purchasers may be subject to rapid and unanticipated changes. There can be no assurance as to how long the Company's golf clubs will maintain market acceptance.


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

The Company's new products have tended to incorporate significant innovations in design and manufacture, which have resulted in higher prices for the Company's products relative to other products in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay such prices for golf equipment. Thus, although the Company has achieved certain successes in the introduction of its premium priced golf clubs in the past, no assurances can be given that the Company will be able to continue to design and manufacture golf clubs that achieve such market acceptance in the future.

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


  PRODUCT BREAKAGE

The Company supports all of its golf clubs with a limited two year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors which use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. In addition, the Company's Biggest Big Bertha(R) Drivers, because of their large clubhead size and extra long, lightweight graphite shafts, have experienced shaft breakage at a rate higher than generally experienced with the Company's other metal woods, even though these shafts are among the most expensive to manufacture in the industry. While any breakage or warranty problems are deemed significant to the Company, the incidence of clubs returned as a result of cracked clubheads, broken graphite shafts, loose medallions and other product problems to date has not been material in relation to the volume of Callaway Golf clubs that have been sold. The Company monitors the level and nature of any product breakage and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. Significant increases in the incidence of breakage or other product problems may adversely affect the Company's sales and image with golfers. While the Company believes that it has sufficient reserves for warranty claims, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of breakage or other product problems.


  CREDIT RISK

The Company primarily sells its products to golf equipment retailers and foreign distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from these customers. Historically, the Company's bad debt expense has been low. However, the recent downturn in the retail golf equipment market has resulted in delinquent or uncollectible accounts for some of the Company's significant customers. As a result, during the second quarter of 1999, the Company wrote off approximately $4.0 million of past due trade accounts receivable incurred in previous years against the Company's reserve for uncollectible accounts receivable. The Company considers its remaining reserve for uncollectible accounts receivable to be adequate. Management does not foresee any significant improvement in the golf equipment market during 1999, and thus there can be no assurance that failure of the Company's customers to meet their obligations to the Company will not adversely impact the Company's results of operations or cash flows.

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

Various patents have been issued to the Company's competitors in the golf ball industry. As Callaway Golf Ball Company develops a new golf ball product, it attempts to avoid infringing valid patents or other intellectual property rights. If any new golf ball product is found to infringe on protected technology, the Company could incur substantial costs to redesign its golf ball product, obtain a license and/or defend legal actions. Despite its efforts to avoid such infringements, there can be no assurance that Callaway Golf Ball Company will not be found to infringe on the valid patents or other intellectual property rights of third parties in its development efforts, or that it will be able to obtain licenses to use any such rights, if necessary.

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


  GOLF PROFESSIONAL ENDORSEMENTS

The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf and Odyssey branded golf clubs. The Company has entered into endorsement arrangements with members of the various professional tours, including the Senior PGA Tour, the PGA Tour, the LPGA Tour and the PGA European Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor's products despite contractual commitments. If certain of Callaway Golf's professional endorsers were to stop using the Company's products contrary to their endorsement agreements, the Company's business could be adversely affected in a material way by the negative publicity.

Many professional golfers throughout the world use the Company's golf clubs even though they are not contractually bound to do so and do not grant any endorsement to the Company. In addition, the Company has created cash pools ("Pools") that reward such usage. During 1998, the Company continued its Pools for the PGA, Senior PGA, LPGA and Nike Tours. The Company believes that its professional endorsements and its Pools contributed to its usage on the professional tours in 1998. However, in 1999, the Company has significantly reduced these Pools for both Callaway Golf(R) and Odyssey(R) brand products for the PGA and the Senior PGA Tours, and has significantly reduced the Pools for Odyssey(R) brand products and eliminated the Pools for Callaway Golf(R) brand products for the LPGA and Nike Tours. In addition, many other companies are aggressively seeking the patronage of these professionals, and are offering many inducements, including specially designed products and significant cash rewards. As a result, the Company anticipates that the level of professional usage of the Company's products will be lower in 1999 than 1998. In the first half of 1999, driver usage on the PGA, Senior PGA, LPGA and Nike Tours was substantially reduced compared to the first half of 1998. For the last several years, the Company has experienced an exceptional level of driver penetration on the world's five major professional tours, and the Company has heavily advertised that fact. While it is not clear whether professional usage materially contributes to retail sales, it is possible that the recent decline in the level of professional usage of the Company's products could have a material adverse effect on the Company's business.


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


  INTERNATIONAL DISTRIBUTION

The Company's management believes that controlling the distribution of its products in certain major markets in the world has been and will be an element in the future growth and success of the Company. The Company has been actively pursuing a reorganization of its international operations, including the acquisition of distribution rights in certain key countries in Europe, Asia and North America. These efforts have resulted and will continue to result in additional investments in inventory, accounts receivable, corporate infrastructure and facilities. The integration of foreign distribution into the Company's international sales operations will require the dedication of management and other Company resources.

Additionally, the Company's plan of integration of foreign distribution increases the Company's exposure to fluctuations in exchange rates for various foreign currencies which could result in losses and, in turn, could adversely impact the Company's results of operations. There can be no assurance that the Company will be able to mitigate this exposure in the future through its management of foreign currency transactions. This integration of foreign distribution also could result in disruptions in the distribution of the Company's products in some areas. There can be no assurance that the acquisition of some or all of the Company's foreign distribution will be successful, and it is possible that an attempt to do so will adversely affect the Company's business.

In 1993, the Company, through a distributor agreement, appointed Sumitomo Rubber Industries, Ltd. as the sole distributor, and Sumitomo Corporation as the sole importer, of Callaway Golf(R) golf clubs in Japan. This distributor agreement runs through December 31, 1999. The Company has notified Sumitomo that it will be concluding the distribution agreement on December 31, 1999. During the second half of 1999, there could be a decrease in shipments of Callaway Golf(R) products to Sumitomo compared to the second half of 1998 as Sumitomo focuses on liquidating its existing inventory rather than placing new orders.

The Company established ERC, a wholly-owned Japanese corporation, for the purpose of distributing Odyssey(R) products in Japan. ERC also will distribute Callaway Golf balls when ready and Callaway Golf clubs beginning January 1, 2000. There will be significant costs and capital expenditures invested in ERC before there will be sales sufficient to support such costs. However, these costs have not been material to date. Furthermore, there are significant risks associated with the Company's intention to effectuate distribution of Callaway Golf clubs in Japan through ERC beginning January 2000, and it is possible that doing so will have a material adverse effect on the Company's operations and financial performance.


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

The development of the Company's golf ball business, by plan, has had a significant negative impact on the Company's cash flows and results of operations and will continue to do so during the second half of 1999. The Company believes that many of the same factors that affect the golf equipment industry, including growth rate in the golf equipment industry, intellectual property rights of others, seasonality and new product introductions, also apply to the golf ball business. In addition, the golf ball business is highly competitive with a number of well-established and well-financed competitors. These competitors have established market share in the golf ball business, which the Company will need to penetrate for its golf ball business to be successful.

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

The assessment phase, which has been completed, involved an inventory, prioritization and preliminary evaluation of the Y2K compliance of the Company's key systems (e.g., hardware, software and embedded systems) and critical suppliers and customers (e.g., component suppliers, vendors, customers, utilities and other service providers) on which the Company relies to operate its business. During this phase it was determined that over 450 of the Company's key systems were considered critical to the ongoing operations of the Company.

The remediation phase primarily included or will include altering the product or software code, upgrading or replacing the product, recommending changes in how the product is used or retiring the product. The remediation phase was substantially completed for critical systems by June 30, 1999. For non-critical systems, remediation should be substantially completed by September 30, 1999.

In addition, the Company received information concerning the Y2K compliance status of critical suppliers and customers in response to extensive inquiries aimed at determining the extent to which the Company is vulnerable to those third parties' failure to remediate their own Y2K issues. The Company relies on suppliers for timely delivery of a broad range of goods and services worldwide, including components for its golf clubs. Moreover, the Company's suppliers rely on countless other suppliers, over which the Company has little or no influence regarding Y2K compliance. The level of preparedness of critical suppliers and customers can vary greatly from country to country. The Company believes that critical suppliers and customers present an area of significant risk to the Company in part because of the Company's limited ability to influence actions of third parties, and in part because of the Company's inability to estimate the level and impact of noncompliance of third parties throughout the extended supply chain. The process of evaluating these suppliers and selected customers is continuing and is expected to be completed by the fourth quarter of 1999.

In October 1997, the Company implemented a new business computer system, which runs most of the Company's data processing and financial reporting software applications (including material subsidiaries) and has in part addressed remediation issues Company-wide. The manufacturer of the application software used on the new computer system has represented that the software addresses the Y2K issue, and the Company's own testing of that representation has been completed.

The Company presently plans to have completed the four phases with respect to those systems which are critical to its operations no later than the end of the third quarter of 1999. Some non-critical systems may not be addressed until after January 2000.

The total cost associated with assessment and required modifications to implement the Company's Year 2000 Plan is not expected to be material to the Company's financial position or results of operations. The Company currently estimates that the total cost of implementing its Year 2000 Plan will not exceed $6.0 million. This estimate will be updated as the Company continues its remediation and contingency planning. The total amount expended on the Year 2000 Plan through June 1999 was $1,975,000, of which approximately $1,065,000 related to repair or replacing of software and related hardware problems and approximately $910,000 related to internal and external labor costs.

If the Company's new business computer system fails due to the Y2K issue, or if any computer hardware or software applications or embedded systems critical to the Company's manufacturing, shipping or other processes are overlooked, there could be a material adverse impact on the business operations and financial performance of the Company. Additionally, there can be no assurance that the Company's critical suppliers and customers will not experience a Y2K-related failure that could have a material adverse effect on the business operations or financial performance of the Company. In particular, if third party suppliers, due to the Y2K issue, fail to provide the Company with components or materials which are necessary to manufacture its products, with sufficient electric power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers worldwide, then any such failure could have a material adverse effect on the business operations and financial performance of the Company.

The Company has established contingency plans to address unavoided or
unavoidable risks.   In particular, with respect to third party component
suppliers, the Company has formulated contingency plans to guard against disruptions in the supply of critical components. These plans include booking orders and producing products before anticipated business disruptions. Even so, judgments regarding contingency plans -- such as how to develop them and to what extent -- are themselves subject to many variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance by suppliers. As a result, there is no certainty that the Company's contingency plans will be sufficient to mitigate the impact of noncompliance by suppliers, and some material adverse effect to the Company may result from one or more third parties regardless of defensive contingency plans.

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


  EURO CURRENCY

Many of the countries in which the Company sells its products are Member States of the Economic and Monetary Union ("EMU"). Beginning January 1, 1999 Member States of the EMU have the option of trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships during the transitional period, beginning January 1999 and ending June 2002. The Company has installed a new computer system that supports sales throughout Europe. This new system runs substantially all of the principal data processing and financial reporting software for such sales. The Company anticipates that, after the implementation of an upgrade, the new system will contain the functionality to process transactions in either a country's local currency or euro. The implementation of this upgrade, which is part of a larger plan to update the Company's enterprise-wide software to the manufacturer's current version, is planned to take place during 2000. Until such time as the upgrade has occurred, transactions denominated in euro will be processed manually. To date, the Company has not experienced and does not anticipate in the near future a large demand from its customers to transact in euros.

Additionally, the Company does not believe that it will incur material costs specifically associated with manually processing data or preparing its business systems to operate in either the transitional period or beyond. However, there can be no assurance that the conversion of EMU Member States to euro will not have a material adverse effect on the Company and its operations.


RESULTS OF OPERATIONS

  Three-month periods ended June 30, 1999 and 1998:

Net sales decreased 2% to $229.7 million for the three months ended June 30, 1999 compared to $233.3 million for the comparable period in the prior year. Although unit sales of both titanium and steel metal woods increased largely due to the continued success of Big Bertha(R) Steelhead(TM) Metal Woods and the January 1999 introduction of

Great Big Bertha(R) Hawk Eye(R) Metal Woods, certain sales, in particular sales of the Company's closeout products, were made at significantly reduced prices, thus generating lower revenue per unit. Also contributing to the decrease in sales was an overall decrease in sales of irons, both in units and dollars.

During the second quarter of 1999, sales in the United States and in Japan decreased $13.5 million (9%) and $3.9 million (22%), respectively. Sales to the rest of Asia increased $13.7 million (173%) over the same quarter of the prior year while sales to Europe decreased during this period by $2.7 million (6%). Sales in Canada and other regions increased by $1.7 million (17%) and $1.2 million (18%), respectively during the three months ended June 30, 1999 as compared to the same period in the prior year.

For the three months ended June 30, 1999, gross profit remained essentially constant at $108.7 million as compared with $108.8 million for the same period in the prior year. As a percentage of net sales, gross profit also remained constant at 47% for the quarter ended June 30, 1999 as compared to the same quarter of the prior year. During the second quarter of 1999, the Company implemented a closeout strategy for certain of its older products. These products were sold at significantly lower prices, thereby generating lower margins. If the lower margin closeout sales are excluded, gross profit as a percentage of net sales would have increased to 50%. The increase in gross margin for current products was primarily due to improved product mix, reduced customer compensation expense due to the charge incurred in the second quarter of 1998 associated with the price reduction enacted during that quarter, and greater production efficiencies.

Selling expenses decreased to $34.9 million in the second quarter of 1999 compared to $42.2 million in the second quarter of 1998. As a percentage of net sales, selling expenses decreased to 15% from 18% during the second quarter of 1999 over the second quarter of 1998. The $7.3 million decrease was primarily related to planned reductions in advertising, pro tour and other promotional expenses as a result of the implementation of the Company's restructuring plan (see "Restructuring" below).

General and administrative expenses decreased to $22.9 million for the three months ended June 30, 1999 from $23.7 million for the comparable period in the prior year. As a percentage of net sales, general and administrative expenses in the second quarter of 1999 remained constant at 10% as compared to the same period in 1998. The $0.8 million decrease was primarily related to decreased consulting, legal and other general and administrative expenses, partially offset by costs associated with the ramp-up of golf ball operations.

Research and development expenses decreased to $8.3 million in the second quarter of 1999 compared to $8.4 million in the comparable period of the prior year. As a percentage of net sales, research and development expenses in the second quarter of 1999 remained constant at 4% for the three months ended June 30, 1999 and 1998. The $0.1 million decrease was primarily the result of the shutdown of the Company's prototype foundry, partially offset by costs associated with the ramp-up of golf ball operations and an increase in employee compensation.

Other expense increased $1.7 million for the quarter ended June 30, 1999 as compared to the same period in the prior year. This increase was attributable to increased losses on foreign currency transactions and a decrease of interest income resulting from lower cash balances during three months ended June 30, 1999 versus 1998.


  Six-month periods ended June 30, 1999 and 1998:

Net sales increased 1% to $415.5 million for the six months ended June 30, 1999 compared to $410.2 million for the comparable period in the prior year. Although unit sales of both titanium and steel metal woods increased largely due to the continued success of Big Bertha(R) Steelhead(TM) Metal Woods and the January 1999 introduction of Great Big Bertha(R) Hawk Eye(R) Metal Woods, certain sales, in particular sales of the Company's closeout products, were made at significantly reduced prices, thus generating lower revenue per unit. The increase in sales was partially offset by an overall decrease in sales of irons, both in units and dollars.

During the first half of 1999, sales in the United States and Europe decreased $21.1 million (8%) and $2.0 million (3%), respectively. During this same period, sales in Japan and the rest of Asia increased $0.3 million (1%) and $22.8 million (170%), respectively. Sales to Canada and the rest of the world in the first six months of 1999 increased $1.5 million (9%) and $3.8 million (32%), respectively, over the same period of the prior year.

For the six months ended June 30, 1999, gross profit decreased to $192.2 million from $192.5 million for the comparable period in the prior year. As a percentage of net sales, gross profit decreased to 46% from 47% for the six months ended June 30, 1999 as compared to the same period of the prior year. During the second quarter of 1999, the Company implemented a closeout strategy for certain of its products. These products were sold at significantly lower prices, thereby generating lower margins. If the lower margin closeout sales are excluded, gross profit as a percentage of net sales would have increased to 48%. The increase in gross margin for current products was primarily due to improved product mix, reduced customer compensation expense due to the charge incurred in the second quarter of 1998 associated with the price reduction enacted during that quarter.

Selling expenses decreased to $66.2 million in the first half of 1999 compared to $78.0 million in the first half of 1998. As a percentage of net sales, selling expenses decreased to 16% from 19% during the first half of 1999 over the first half of 1998. The $11.8 million decrease was primarily related to planned reductions in advertising, pro tour and other promotional expenses as a result of the implementation of the Company's restructuring plan (see "Restructuring" below).

General and administrative expenses increased to $44.5 million for the six months ended June 30, 1999 from $44.2 million for the comparable period of the prior year. As a percentage of net sales, general and administrative expenses in the first half of 1999 remained constant at 11% for the six months ended June 30, 1999 and 1998. The $0.3 million increase was largely attributable to costs associated with the ramp-up of the Company's golf ball operations, increased employee compensation costs, and increased amortization expense as a result of the Company's 1998 acquisitions of certain of its foreign distributors. This increase was partially offset by decreased consulting, legal and other general and administrative expenses.

Research and development expenses decreased to $16.7 million in the first half of 1999 compared to $17.1 million in the comparable period of the prior year.
As a percentage of net sales, research and development expenses in the first half of 1999 remained constant at 4% for the six months ended June 30, 1999 and 1998. The $0.4 million decrease was primarily the result of the shut-down of the Company's prototype foundry and a decrease in consulting fees, partially offset by an increase in depreciation expense, primarily related to golf ball operations, and an increase in employee compensation.

Other expense increased $2.1 million for the six months ended June 30, 1999 over the comparable period of the prior year. This decrease was attributable to interest expense incurred during the first half of 1999 related to the Company's Amended Credit Agreement, Finance Agreement and Accounts Receivable Facility (see Notes 3 and 4 of the Company's unaudited Consolidated Condensed Financial Statements) due primarily to higher interest and yield rates and related fees. Increased foreign currency transaction losses also contributed to the increase.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, cash and cash equivalents decreased to $26.9 million from $45.6 million at December 31, 1998 primarily as a result of cash used in investing activities of $36.9 million and cash used in financing activities of $64.2 million, partially offset by cash provided by operations of $82.6 million, inclusive of a $41.0 million reduction in advances under the Accounts Receivable facility, which was reflected as a reduction of Accounts Receivable (see Note 4 to the Company's unaudited Consolidated Condensed Financial Statements). Cash flows used in investing activities resulted from capital expenditures, primarily associated with the ramp-up of golf ball operations, partially offset by proceeds from the sale of fixed assets, largely those related to the Company's restructuring. Cash flows used in financing activities is primarily attributed to the repayment of the Amended Credit Agreement and dividends paid, partially offset by proceeds from the Finance Agreement.

The Company's principal source of liquidity, both on a short-term and long-term basis, has been cash flow provided by operations and the Company's credit facilities. The Company expects this trend to continue even though sales declined in 1998 and the Company does not foresee any significant improvement in sales during 1999. On February 12, 1999, the Company consummated the amendment of its line of credit to increase the revolving credit facility to up to $120.0 million and entered into an $80.0 million accounts receivable securitization facility (the "Accounts Receivable Facility") (see Notes 3 and 4 to the unaudited Consolidated Condensed Financial Statements). During the first quarter of 1999, the Company utilized its Accounts Receivable Facility and borrowed against its line of credit under the Amended Credit Agreement to fund operations and finance capital expenditures. At June 30, 1999, the Company had repaid the outstanding balance of the Amended Credit Agreement with cash flow from operations and had $118.5 million available, net of outstanding letters of credit, under its credit facilities, subject to meeting certain availability requirements under a borrowing base formula and other limitations. Also at June 30, 1999, advances under the Accounts Receivable Facility had been reduced, leaving up to $80.0 million available under this facility. Further, the Company anticipates the $25.6 million note payable under its Finance Agreement to be converted to a lease before the end of 1999 (see Note 3 to the unaudited Consolidated Condensed Financial Statements).

As a result of the implementation of its plan to improve operating efficiencies (see "Restructuring"), the Company incurred charges of $54.2 million in the fourth quarter of 1998. Of these charges, $25.5 million were non-cash. Since the adoption of this restructuring plan in the fourth quarter of 1998, cash outlays for employee termination costs, contract cancellation fees, excess lease costs and other expenses have been $15.4 million. Future cash outlays for such costs are estimated at $13.3 million. Of this amount, approximately $1.6 million is anticipated to occur primarily during the second half of 1999, while the remainder, which principally relates to excess lease costs, will be paid through February 2013. These cash outlays will be funded by cash flows from operations and, if necessary, the Company's credit facilities. If the actual actions taken by the Company differ from the plans on which these estimates are based, actual losses recorded and resulting cash outlays made by the Company could differ significantly.

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

During the second quarter of 1999, the Company incurred a charge of $1.2 million on the disposition of building improvements eliminated during the consolidation of manufacturing operations, as well as other charges. These charges could not be accrued in 1998. This charge was partially offset by a gain of $1.0 million on the disposition of one of the Company's buildings included in the restructuring plan, for which an impairment charge was taken in 1998. Activity during the first half of 1999 primarily related to cash payments for severance, disposition of assets, contract cancellation and other items. During the first quarter of 1999, substantially all of the approximately 750 non-temporary work force reductions occurred.

Details of the one-time charge are as follows (in thousands):

                                                                                        Reserve
                                                                                        Balance                    Reserve
                                                  Cash/       One-Time                     at                      Balance
                                                 Non-Cash       Charge      Activity     12/31/98     Activity     at 6/30/99
                                                 ----------------------------------------------------------------------------
ELIMINATION OF JOB RESPONSIBILITIES                           $11,664      $ 8,473     $ 3,191        $2,898       $   293
   Severance packages                            Cash          11,603        8,412       3,191         2,898           293
   Other                                         Non-cash          61           61

EXITING CERTAIN NON-CORE BUSINESS ACTIVITIES                  $28,788      $12,015     $16,773        $4,324       $12,449
   Loss on disposition of subsidiaries           Non-cash      13,072       10,341       2,731         2,426           305
   Excess lease costs                            Cash          12,660          146      12,514           536        11,978
   Contract cancellation fees                    Cash           2,700        1,504       1,196         1,092           104
   Other                                         Cash             356           24         332           270            62

CONSOLIDATION OF OPERATIONS                                   $13,783      $ 2,846     $10,937        $6,841       $ 4,096
   Loss on impairment/disposition of assets      Non-cash      12,364        2,730       9,634         6,456         3,178
   Excess lease costs                            Cash             806            4         802           154           648
   Other                                         Cash             613          112         501           231           270
=============================================================================================================================

Future cash outlays are anticipated to be completed by the end of 1999, excluding certain lease commitments that continue through February 2013.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of foreign currency fluctuations due to its international operations and certain export sales. The Company is exposed to both transactional currency/functional currency and functional currency/reporting currency exchange rate risks. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in the value of foreign currencies. Pursuant to its new foreign exchange hedging policy, beginning in January 1999, the Company may use forward foreign currency exchange rate contracts to hedge certain firm commitments and the related receivables and payables with its foreign subsidiaries. During the first half of 1999, the Company entered into such contracts on behalf of two of its wholly-owned subsidiaries, Callaway Golf Europe Ltd. and Callaway Golf Canada Ltd. The Company also hedged certain yen-denominated transactions with its Japanese distributor. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. These foreign exchange contracts generally do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the transactions being hedged, and the Company does not engage in hedging contracts which exceed the amounts of these transactions.

Also pursuant to its new foreign exchange hedging policy, the Company expects that it also may hedge anticipated transactions denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives will be used only to the extent considered necessary to meet the Company's objectives and the Company does not enter into forward contracts for speculative purposes. The Company's foreign currency exposures include most European currencies, Japanese yen, Canadian dollars and Korean won.

Additionally, the Company is exposed to interest rate risk from its Accounts Receivable Facility and Amended Credit Agreement (see Notes 3 and 4 to the Company's unaudited Consolidated Condensed Financial Statements) which are indexed to the LIBOR and Redwood Receivables Corporation Commercial Paper Rate.

Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 1999 through its derivative financial instruments.

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

The estimated maximum one-day loss in earnings from the Company's foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $1.7 million at June 30, 1999. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

Notes 3 and 4 to the unaudited Consolidated Condensed Financial Statements outline the principal amounts, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.


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

     None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 1999, the Company held its Annual Meeting of Shareholders near the Company's headquarters in Carlsbad, California. Ely Callaway, William C. Baker, Vernon E. Jordan, Jr., Yotaro Kobayashi, Bruce A. Parker, Aulana L. Peters, Frederick R. Port, Richard L. Rosenfield, William A. Schreyer and Charles J. Yash were elected to the Board of Directors. Additionally the Company's shareholders approved: (i) the reincorporation of the Company as a Delaware corporation by means of a merger of the Company with and into a wholly owned Delaware subsidiary of the Company; and (ii) the adoption of the Callaway Golf Company 1999 Employee Stock Purchase Plan under which employees may purchase shares of the Company's Common Stock pursuant to the provisions of and the regulations relating to Section 423 of the Internal Revenue Code. The voting results for the election of Directors were as follows:

                                                       VOTES
NAME                             VOTES FOR            WITHHELD

Ely Callaway                     67,691,301             734,301
William C. Baker                 67,663,026             762,576
Vernon E. Jordan, Jr.            65,670,350           2,755,252
Yotaro Kobayashi                 67,681,167             744,435
Bruce A. Parker                  67,673,079             752,523
Aulana L. Peters                 67,667,830             757,772
Frederick R. Port                67,646,758             778,844
Richard L. Rosenfield            67,681,863             743,739
William A. Schreyer              67,703,635             721,967
Charles J. Yash                  67,711,174             714,428

The voting results for the proposal to reincorporate Callaway Golf Company as a Delaware corporation were as follows:

VOTES FOR          VOTES AGAINST         ABSTAIN               BROKER NON-VOTE

39,620,389           2,403,294           216,756                 26,185,163


The voting results for the proposal to adopt the Callaway Golf Company 1999 Employee Stock Purchase Plan were as follows:


VOTES FOR          VOTES AGAINST         ABSTAIN               BROKER NON-VOTE

65,057,585           2,722,854           645,163                     0


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     a.  Exhibits:
         --------

         3.1 Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the "Commission") on July 1, 1999, and incorporated herein by this reference.)

         3.2 Bylaws (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K as filed with the Commission on July 1, 1999, and incorporated herein by this reference.)

        10.1 Indemnification Agreement by and between Callaway Golf Company and William C. Baker dated as of July 1, 1999(+)

        10.2 Indemnification Agreement by and between Callaway Golf Company and Vernon E. Jordan, Jr., dated as of July 1, 1999(+)

        10.3 Indemnification Agreement by and between Callaway Golf Company and Yotaro Kobayashi dated as of July 1, 1999(+)

        10.4 Indemnification Agreement by and between Callaway Golf Company and Aulana L. Peters dated as of July 1, 1999(+)

        10.5 Indemnification Agreement by and between Callaway Golf Company and Richard L. Rosenfield dated as of July 1, 1999(+)

        10.6 Indemnification Agreement by and between Callaway Golf Company and William A. Schreyer dated as of July 1, 1999(+)

        27    Financial Data Schedule(+)


     b.  Reports on Form 8-K:
         -------------------

         (1) On July 1, 1999, the Company filed a Current Report on Form 8-K reporting that the Company had completed its reincorporation from a California corporation to a Delaware corporation.

-------------
(+)Included with this Report.

                                 EXHIBIT INDEX
                                 -------------

     Exhibit                      Description
     -------                      -----------

         3.1 Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the "Commission") on July 1, 1999, and incorporated herein by this reference.)

         3.2 Bylaws (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K as filed with the Commission on July 1, 1999, and incorporated herein by this reference.)

        10.1 Indemnification Agreement by and between Callaway Golf Company and William C. Baker dated as of July 1, 1999(+)

        10.2 Indemnification Agreement by and between Callaway Golf Company and Vernon E. Jordan, Jr., dated as of July 1, 1999(+)

        10.3 Indemnification Agreement by and between Callaway Golf Company and Yotaro Kobayashi dated as of July 1, 1999(+)

        10.4 Indemnification Agreement by and between Callaway Golf Company and Aulana L. Peters dated as of July 1, 1999(+)

        10.5 Indemnification Agreement by and between Callaway Golf Company and Richard L. Rosenfield dated as of July 1, 1999(+)

        10.6 Indemnification Agreement by and between Callaway Golf Company and William A. Schreyer dated as of July 1, 1999(+)

        27    Financial Data Schedule(+)

-------------
(+)Included with this Report.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALLAWAY GOLF COMPANY



Date:  August 16, 1999                  /s/  ELY CALLAWAY
                                        -----------------
                                        Ely Callaway
                                        Chairman, President and
                                        Chief Executive Officer



                                        /s/ DAVID A. RANE
                                        -----------------
                                        David A. Rane
                                        Executive Vice President,
                                        Administration and Planning
                                        and Chief Financial Officer