Form 10-Q
period 1999-09-30
CALLAWAY GOLF CO /CA
filed 1999-11-15
CIK 837465

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                      OR

        -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 1-10962


                             CALLAWAY GOLF COMPANY
            (Exact name of registrant as specified in its charter)



                DELAWARE                           95-3797580
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)



                2285 RUTHERFORD ROAD, CARLSBAD, CA  92008-8815
                                (760) 931-1771
  (Address, including zip code and telephone number, including area code, of principal executive offices)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

       The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of October 31, 1999 was 76,072,724.

                             CALLAWAY GOLF COMPANY

                                     INDEX



                                                                           Page
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheet at
                     September 30, 1999 and December 31, 1998                2


                  Consolidated Condensed Statement of Operations
                     for the three and nine months ended
                     September 30, 1999 and 1998                             4


                  Consolidated Condensed Statement of Cash Flows for
                     the nine months ended September 30, 1999 and 1998       5


                  Consolidated Condensed Statement of Stockholders'
                     Equity for the nine months ended September 30, 1999     6


                  Notes to Consolidated Condensed Financial Statements       7


         Item 2.  Management's Discussion and Analysis of Financial         12
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about            24
                  Market Risk

Part II. Other Information

         Item 1.  Legal Proceedings                                         25

         Item 2.  Changes in Securities and Use of Proceeds                 25

         Item 3.  Defaults Upon Senior Securities                           25

         Item 4.  Submission of Matters to a Vote of Security Holders       25

         Item 5.  Other Information                                         25

         Item 6.  Exhibits and Reports on Form 8-K                          26

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             CALLAWAY GOLF COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                (In thousands, except share and per share data)

                                                                                    September 30,         December 31,
                                                                                        1999                 1998
                                                                                    -------------         ------------
                                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                              $ 75,490             $ 45,618
  Accounts receivable, net (Note 4)                                                       105,459               73,466
  Inventories, net                                                                         76,057              149,192
  Deferred taxes                                                                           48,603               51,029
  Other current assets                                                                      4,651                4,301
                                                                                    -------------         ------------
    Total current assets                                                                  310,260              323,606

Property, plant and equipment, net                                                        174,503              172,794
Intangible assets, net                                                                    122,276              127,779
Other assets                                                                               32,163               31,648
                                                                                    -------------         ------------
                                                                                         $639,202             $655,827
                                                                                    =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                  $ 28,676             $ 35,928
  Line of credit (Note 3)                                                                                       70,919
  Note payable (Note 3)                                                                    13,562               12,971
  Accrued employee compensation and benefits                                               28,512               11,083
  Accrued warranty expense                                                                 37,583               35,815
  Accrued restructuring costs                                                               2,515                7,389
  Income taxes payable                                                                      7,818                9,903
                                                                                    -------------         ------------
    Total current liabilities                                                             118,666              184,008

Long-term liabilities:
  Deferred compensation                                                                     9,855                7,606
  Accrued restructuring costs                                                               9,791               11,117

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 1999 and December 31, 1998
  Common Stock, $.01 par value, 240,000,000 shares authorized, 76,032,724 and 75,095,087 issued and outstanding at September 30, 1999, and
    December 31, 1998, respectively                                                           760                  751
  Paid-in capital                                                                         275,032              258,015
  Unearned compensation                                                                    (3,533)              (5,653)
  Retained earnings                                                                       292,890              252,528
  Accumulated other comprehensive income                                                      335                1,780
  Less:  Grantor Stock Trust (5,300,000 shares) at market                                 (64,594)             (54,325)
                                                                                    -------------         ------------
    Total stockholders' equity                                                            500,890              453,096
                                                                                    -------------         ------------
                                                                                         $639,202             $655,827
                                                                                    =============         ============

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)



                                          Three Months Ended                     Nine Months Ended
                                            September 30,                          September 30,
                                 -----------------------------------    ----------------------------------
                                        1999               1998               1999               1998
                                        ----               ----               ----               ----
Net sales                         $183,335    100%    $172,944   100%    $598,788   100%    $583,104   100%
Cost of goods sold                  93,439     51%      89,859    52%     316,707    53%     307,523    53%
                                  --------    ---     --------   ---     --------   ---     --------   ---
  Gross profit                      89,896     49%      83,085    48%     282,081    47%     275,581    47%

Operating expenses:
  Selling                           32,687     18%      40,285    23%      98,929    17%     118,314    20%
  General and administrative        22,911     12%      24,534    14%      67,358    11%      68,718    12%
  Research and development           8,672      5%       9,132     5%      25,405     4%      26,209     4%
  Restructuring                        (65)                                   431
                                  --------    ---     --------   ---     --------   ---     --------   ---
Income from operations              25,691     14%       9,134     5%      89,958    15%      62,340    11%
Other income, net                    2,934                 343                769                303
                                  --------    ---     --------   ---     --------   ---     --------   ---
Income before income taxes          28,625     16%       9,477     5%      90,727    15%      62,643    11%
Provision for income taxes          11,053               3,641             35,562             24,509
                                  --------    ---     --------   ---     --------   ---     --------   ---
Net income                        $ 17,572     10%    $  5,836     3%    $ 55,165     9%    $ 38,134     7%
                                  ========    ===     ========   ===     ========   ===     ========   ===
Earnings per common share:
  Basic                           $   0.25            $   0.08           $   0.78           $   0.55
  Diluted                         $   0.25            $   0.08           $   0.78           $   0.53

Common equivalent shares:
  Basic                             70,581              69,610             70,290             69,383
  Diluted                           71,094              71,199             71,026             71,323

Dividends paid per share          $   0.07            $   0.07           $   0.21           $   0.21

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                                                  Nine months ended
                                                                                    September 30,
                                                                       -------------------------------------
                                                                         1999                         1998
                                                                       --------                     --------
Cash flows from operating activities:
  Net income                                                           $ 55,165                     $ 38,134
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                        29,172                       21,267
    Loss (gain) on disposal of assets                                       259                           (2)
    Non-cash compensation                                                 1,145                        7,800
    Tax benefit from exercise of stock options                            1,869                        2,036
    Deferred taxes                                                        3,590                       (4,514)
    Non-cash restructuring                                                  158
    Changes in assets and liabilities, net of effects from
     acquisitions:
       Accounts receivable, net                                         (31,553)                      19,397
       Inventories, net                                                  72,798                      (56,371)
       Other assets                                                      (2,412)                      (5,385)
       Accounts payable and accrued expenses                             (6,060)                      (1,022)
       Accrued employee compensation and benefits                        17,302                          956
       Accrued warranty expense                                           1,764                        6,517
       Income taxes payable                                              (2,088)                      14,177
       Accrued restructuring costs                                       (5,032)
       Other liabilities                                                  2,249                      (13,744)
       Accrued restructuring costs - long term                           (1,326)
                                                                       --------                     --------
  Net cash provided by operating activities                             137,000                       29,246
                                                                       --------                     --------
Cash flows from investing activities:
  Business acquisitions, net of cash acquired                            (1,998)                     (10,973)
  Capital expenditures                                                  (47,411)                     (52,139)
  Sale of assets                                                          5,055                           13
                                                                       --------                     --------
  Net cash used in investing activities                                 (44,354)                     (63,099)
                                                                       --------                     --------
Cash flows from financing activities:
  Issuance of Common Stock                                                5,863                        4,437
  Dividends paid                                                        (14,803)                     (14,598)
  Retirement of Common Stock                                                                          (1,303)
  Proceeds from note payable                                             17,247
  Line of credit, net                                                   (70,919)                      50,000
                                                                       --------                     --------
  Net cash (used in) provided by financing activities                   (62,612)                      38,536
                                                                       --------                     --------
Effect of exchange rate changes on cash                                    (162)                         125
                                                                       --------                     --------
Net increase in cash and cash equivalents                                29,872                        4,808
Cash and cash equivalents at beginning of period                         45,618                       26,204
                                                                       --------                     --------
Cash and cash equivalents at end of period                             $ 75,490                     $ 31,012
                                                                       ========                     ========

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                (In thousands)


                                                                                   Accumulated
                                                                                      Other
                               Common Stock    Paid-in     Unearned     Retained   Comprehensive                   Comprehensive
                              Shares  Amount   Capital   Compensation   Earnings      Income        GST      Total     Income
                              ------   ----    --------    -------      --------       ------     --------  --------   -------
Balance, December 31, 1998    75,095   $751    $258,015    ($5,653)     $252,528       $1,780     ($54,325) $453,096
                              ------   ----    --------    -------      --------       ------     --------  --------   -------
  Exercise of stock options      564      5       2,219                                                        2,224
  Cancellation of Restricted
    Common Stock                  (4)              (108)       110                                                 2
  Tax benefit from exercise
    of stock options                              1,869                                                        1,869
  Compensatory stock and
    stock options                                  (867)     2,010                                             1,143
  Employee stock purchase
    plan                         378      4       3,635                                                        3,639
  Cash dividends                                                         (15,916)                            (15,916)
  Dividends on shares held                                                 1,113                               1,113
    by GST
  Adjustment of GST shares
    to market value                              10,269                                            (10,269)
  Equity adjustment from
    foreign currency
    translation                                                                        (1,445)                (1,445)  $(1,445)
 Net income                                                               55,165                              55,165    55,165
                              ------   ----    --------    -------      --------       ------     --------  --------   -------
Balance, September 30, 1999   76,033   $760    $275,032    ($3,533)     $292,890       $  335     ($64,594) $500,890   $53,720
                              ======   ====    ========    =======      ========       ======     ========  ========   =======



    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1.  BASIS OF PRESENTATION
    ---------------------

The accompanying financial information for the three and nine months ended September 30, 1999 and 1998 has been prepared by Callaway Golf Company (the "Company") and has not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.

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

Certain prior period amounts have been reclassified to conform with the current presentation.

2.  INVENTORIES
    -----------

                                      September 30,              December 31,
                                          1999                       1998
                                      -------------              ------------
                                       (Unaudited)
Inventories, net (in thousands):
  Raw materials                          $ 45,505                  $102,352
  Work-in-process                           3,735                     1,820
  Finished goods                           49,324                    81,868
                                         --------                  --------
                                           98,564                   186,040

  Less reserve for obsolescence           (22,507)                  (36,848)
                                         --------                  --------
                                         $ 76,057                  $149,192
                                         ========                  ========

3.  BANK LINE OF CREDIT AND NOTE PAYABLE
    ------------------------------------

On February 12, 1999, the Company consummated the amendment of its line of credit to increase the revolving credit facility to $120.0 million (the "Amended Credit Agreement"). The Amended Credit Agreement has a five-year term and is secured by substantially all of the assets of the Company. The Amended Credit Agreement bears interest at the Company's election at the London Interbank Offering Rate ("LIBOR") plus a margin or the higher of the base rate on corporate loans at large U.S. money center commercial banks (prime rate) or the Federal Funds Rate plus 50 basis points. The line of credit requires the Company to maintain certain minimum financial ratios including a fixed charge coverage ratio, as well as other restrictive covenants. As of September 30, 1999, up to $118.8 million of the credit facility remained available for borrowings (including a reduction of $1.2 million for outstanding letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations.

Effective as of December 30, 1998, Callaway Golf Ball Company, a wholly-owned subsidiary of the Company, entered into a master lease agreement for the acquisition and lease of approximately $56.0 million of machinery and equipment. This lease program includes an interim finance agreement (the "Finance Agreement"). The Finance Agreement provides pre-lease financing advances for the acquisition and installation costs of the aforementioned machinery and equipment. The Finance Agreement bears interest at LIBOR plus a margin and is secured by the underlying machinery and equipment and a corporate guarantee from the Company. During the third quarter of 1999, the Company converted a portion of Callaway Golf Ball Company's note payable to an operating lease. The Company expects the remaining balance of $13.6 million to be converted to an operating lease before the end of 1999.

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

Under the Accounts Receivable Facility, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of September 30, 1999, no amount was outstanding under the Accounts Receivable Facility.
Fees incurred in connection with the sale of accounts receivable for the three and nine months ended September 30, 1999 were $77,000 and $749,000, respectively. These fees were recorded as other expense.

5.  EARNINGS PER SHARE
    ------------------

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the three and nine months ended September 30, 1999, and 1998 is presented below.

(in thousands, except per share data)
                                                                  Three months ended                 Nine months ended
                                                                     September 30,                     September 30,
                                                                                       (Unaudited)
                                                              -------------------------------------------------------------
                                                                1999              1998             1999              1998
                                                              -------           -------           -------           -------
Net income                                                    $17,572           $ 5,836           $55,165           $38,134
                                                              -------           -------           -------           -------
Weighted-average shares outstanding:
  Weighted-average shares outstanding - Basic                  70,581            69,610            70,290            69,383
  Dilutive securities                                             513             1,589               736             1,940
                                                              -------           -------           -------           -------
  Weighted average shares outstanding - Diluted                71,094            71,199            71,026            71,323
                                                              -------           -------           -------           -------
Earnings per common share
  Basic                                                       $  0.25           $  0.08           $  0.78           $  0.55
  Diluted                                                     $  0.25           $  0.08           $  0.78           $  0.53

For the three months ended September 30, 1999 and 1998, 12,024,000 and 12,196,000, respectively, options outstanding were excluded from the calculations, as their effect would have been antidilutive.

6.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

Subject to certain conditions, the Company has committed to purchase titanium golf clubheads costing approximately $6.3 million from one of its vendors. Under the current schedule, the clubheads are expected to be shipped to the Company during the remainder of 1999.

The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of September 30, 1999. Management believes, however, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's annual consolidated financial position, results of operations or cash flows.

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

During the first nine months of 1999, the Company incurred charges of $1.2 million on the disposition of building improvements eliminated during the consolidation of manufacturing operations, as well as other charges. These charges did not meet the criteria for accrual in 1998. Additionally, the Company incurred a charge of $0.5 million related to asset dispositions for which a reserve was not established in 1998. These charges were partially offset by gains of $1.5 million on the disposition of two of the Company's buildings included in the restructuring plan, for which an impairment charge was taken in 1998. A total of $0.5 million of the restructuring reserve related to excess lease costs was not required as the facility to which the reserve related was subleased at rates higher than estimated. Other activity during 1999 primarily related to cash payments for severance, disposition of assets, contract cancellation and other items. During the first quarter of 1999, substantially all of the approximately 750 non-temporary work force reductions occurred.

Details of the one-time charge are as follows (in thousands):


                                                                                           Reserve                     Reserve
                                                     Cash/       One-Time                  Balance                     Balance
                                                    Non-Cash      Charge      Activity   at 12/31/98    Activity     at 9/30/99
                                                    --------     --------     --------   -----------    --------     ----------
ELIMINATION OF JOB RESPONSIBILITIES                               $11,664      $ 8,473       $ 3,191     $ 2,930        $   261
    Severance packages                              Cash           11,603        8,412         3,191       2,930            261
    Other                                           Non-cash           61           61

EXITING CERTAIN NON-CORE BUSINESS ACTIVITIES                      $28,788      $12,015       $16,773     $ 4,779        $11,994
    Loss on disposition of subsidiaries             Non-cash       13,072       10,341         2,731       2,426            305
    Excess lease costs                              Cash           12,660          146        12,514         973         11,541
    Contract cancellation fees                      Cash            2,700        1,504         1,196       1,092            104
    Other                                           Cash              356           24           332         288             44

CONSOLIDATION OF OPERATIONS                                       $13,783      $ 2,846       $10,937     $10,684        $   253
    Loss on impairment/disposition of assets        Non-cash       12,364        2,730         9,634       9,609             25
    Excess lease costs                              Cash              806            4           802         802
    Other                                           Cash              613          112           501         273            228
                                                    --------      -------      -------       -------     -------        -------


Future cash outlays are anticipated to be completed by the end of 1999, excluding certain lease commitments that continue through February 2013 (see also Note 10).

8.  SEGMENT INFORMATION
    -------------------

The Company's operating segments are organized on the basis of products and include golf clubs and golf balls. The Golf Clubs segment consists of Callaway Golf(R) titanium and steel metal woods and irons, Callaway Golf(R) and Odyssey(R) putters and wedges, and related accessories. The Golf Balls segment consists of golf balls that are to be designed, manufactured, marketed and distributed by the Company. In accordance with its restructuring plan, the Company is no longer pursuing the initiatives previously included in its All Other segment, which included interactive golf sites, golf book publishing, new player development and a driving range venture (Note 7). There are no significant intersegment transactions. The tables below contain information utilized by management to evaluate its operating segments for the interim periods presented.

                                                               Three Months Ended
                                                                 September 30,
                                            1999                                               1998
                      ------------------------------------------------------------------------------------------------
                                                        Additions to                                      Additions to
                                    Income (loss)        long-lived                    Income (loss)       long-lived
                      Net Sales      before tax            assets        Net Sales      before tax           assets
                      ---------     -------------       ------------     ---------     -------------       -----------
Golf Clubs             $183,335        $37,833            $  370         $172,944         $18,963           $ 7,723

Golf Balls                              (9,208)            5,585                           (6,289)           15,988

All Other                                                                                  (3,197)              658
                       --------        -------            ------         --------         -------           -------
Consolidated           $183,335        $28,625            $5,955         $172,944         $ 9,477           $24,369
                       ========        =======            ======         ========         =======           =======

                                                        Nine Months Ended
                                                          September 30,
                                     1999                                               1998
                      ------------------------------------------------------------------------------------------------
                                                        Additions to                                      Additions to
                                    Income (loss)        long-lived                    Income (loss)       long-lived
                      Net Sales      before tax            assets        Net Sales      before tax           assets
                      ---------     -------------       ------------     ---------     -------------       -----------
Golf Clubs             $598,788        $115,584           $ 4,804        $583,104         $84,817           $24,573

Golf Balls                              (24,857)           43,485                         (15,811)           26,674

All Other                                                                                  (6,363)           14,598
                       --------        --------           -------        --------         -------           -------
Consolidated           $598,788        $ 90,727           $48,289        $583,104         $62,643           $65,845
                       ========        ========           =======        ========         =======           =======


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

In the first nine months of 1999, the Company entered into forward foreign currency exchange rate contracts to hedge payments due on intercompany transactions by certain of its wholly-owned foreign subsidiaries and on payments due from its Japanese distributor. Realized and unrealized gains and losses on these contracts are recorded in income. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts generally do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the intercompany transactions being hedged, and the Company does not engage in hedging contracts which exceed the amount of the intercompany transactions. Transaction gains recorded during the nine months ended September 30, 1999 and 1998 were not material At September 30, 1999, the Company had approximately $26.0 million of foreign exchange contracts outstanding. The contracts outstanding at September 30, 1999 mature between October 1999 and June 2000. The Company's net unrealized gains and losses on foreign exchange contracts included in net income for the nine months ended September 30, 1999 and 1998 were not material.

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

10.  SUBSEQUENT EVENTS
     -----------------

On October 5, 1999, the Company entered into an agreement with Sumitomo Rubber Industries Ltd. ("Sumitomo"), its Japanese golf club distributor, providing for the transition of the Company's business from Sumitomo to the Company's wholly-owned Japanese subsidiary. This subsidiary will be directly and solely responsible for the sale of Callaway Golf(R) and Odyssey(R) golf clubs and Callaway Golf(R) balls in Japan beginning January 1, 2000. As a result of this transition agreement, the Company expects a fourth quarter charge of not more than $8.0 million.

On November 12, 1999, the Company entered into an assignment of a lease obligation for a facility in New York for which a restructuring charge was taken in 1998. As a result of this transaction, the Company anticipates it will record as income in the fourth quarter of 1999 approximately $6.0 million due to the reversal of a portion of the restructuring reserve established for this facility.


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

Readers also should be aware that while the Company communicates with securities analysts, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Accordingly, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company, and stockholders should not assume that the Company agrees with any statement or report issued by any analyst.

CERTAIN FACTORS AFFECTING CALLAWAY GOLF COMPANY
-----------------------------------------------

    RESTRUCTURING

In the third quarter of 1999, the Company continued to implement its restructuring in accordance with the plan adopted in the fourth quarter of 1998. See "Restructuring" under "Results of Operations" section below.

    SALES; GROSS MARGIN; SEASONALITY

The Company believes that the dollar volume of the premium golf equipment market has been declining in certain major markets, including the United States, and may continue to decline during the foreseeable future. During the first nine months of 1999, the Company's United States revenues decreased 8% and international revenues increased 21% compared to the same period in 1998. The Company believes that this decrease in United States revenue was due in part to softness in the United States market, lower revenue per club from sales of golf equipment at low or close-out prices, and declines in iron and putter sales due to the maturity of those product lines. The Company further believes that some portion of sales to international customers recorded in 1999 as direct international sales may have formerly been made to the same international customers indirectly through the United States distribution channel. See also "Certain Factors Affecting Callaway Golf Company - Gray Market."

Despite the softness in the United States golf market, it is believed that the Company's overall market share for woods increased in the first nine months of 1999 compared to the same period in 1998. See also "Certain Factors Affecting Callaway Golf Company - Competition."

While sales of the Company's Great Big Bertha Hawk Eye Titanium Metal Woods, Big Bertha Steelhead Metal Woods and Big Bertha(R) X-12(R) Irons were strong through the third quarter of 1999, no assurances can be given that the demand for these products or the Company's other existing products, or the introduction of new products, will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future. Great Big Bertha Hawk Eye Tungsten Injected Titanium Irons were introduced in September 1999 and initial acceptance in the marketplace has also been strong to date.

The Company formerly reported that sales to Japan may be lower overall for 1999 as compared to 1998 as the Company's distributor, Sumitomo Rubber Industries, Ltd. ("Sumitomo"), prepares for the transition of responsibility from it to ERC International Company ("ERC"), a wholly-owned Japanese subsidiary of the Company, by January 1, 2000. This has not been the case through the first nine months of 1999. Sales to Sumitomo were 11% higher for the first nine months of 1999 as compared to the same period in 1998. Sales to Japan, which include sales of Odyssey(R) product through ERC, accounted for approximately 10% of the Company's total sales in 1997, 9% of total sales in 1998 and 10% of total sales for the first nine months of 1999. The Company believes that primarily as a result of amicable negotiations for a smooth transition resulting in the execution of a transition agreement in October 1999, sales to Sumitomo were higher than expected. See also "Certain Factors Affecting Callaway Golf Company
- International Distribution."

The Company's gross margin as a percentage of net sales increased to 49% in the third quarter of 1999 from 48% in the third quarter of 1998. This increase primarily resulted from higher metal wood sales (which carry higher margins) as a percentage of total net sales in the current quarter, as compared to 1998, and continued reductions in manufacturing labor and overhead costs along with reductions in certain component costs. Gross margin as a percentage of net sales would have improved to 52% but for close-out sales of Great Big Bertha Tungsten.Titanium Irons, Great Big Bertha and Biggest Big Bertha Titanium Metal Woods, and Big Bertha War Bird Metal Woods, which have lower margins. For all of 1999, the Company anticipates its gross margin percentage will exceed its 1998 levels. However, consumer acceptance of current and new product introductions, the sale and disposal of non-current products at reduced sales prices and continuing pricing pressure from competitive market conditions may have an adverse effect on the Company's future sales and gross margin.

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

    COMPETITION

The market in which the Company does business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. New product introductions and/or price reductions by competitors continue to generate increased market competition. However, the Company believes that it has gained unit and dollar market share for woods in the United States during the first nine months of 1999 as compared to the same period in 1998. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities by competitors will not negatively impact the Company's future sales.

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

The rapid introduction of new products by the Company can result in close-outs of existing inventories at both the wholesale and retail levels. Such close-outs can result in reduced margins on the sale of older products, as well as reduced sales of new products, given the availability of older products at lower prices. The Company experienced some of these effects in 1999.

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

    PRODUCT BREAKAGE

The Company supports all of its golf clubs with a limited two year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors which use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. In addition, the Company's Biggest Big Bertha Drivers, because of their large clubhead size and extra long, lightweight graphite shafts, have experienced shaft breakage at a rate higher than generally experienced with the Company's other metal woods, even though these shafts are among the most expensive to manufacture in the industry. This product was discontinued in 1999. While any breakage or warranty problems are deemed significant to the Company, the incidence of clubs returned as a result of cracked clubheads, broken graphite shafts, loose medallions and other product problems to date has not been material in relation to the volume of Callaway Golf clubs that have been sold. The Company monitors the level and nature of any product breakage and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. Significant increases in the incidence of breakage or other product problems may adversely affect the Company's sales and image with golfers. While the Company believes that it has sufficient reserves for warranty claims, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of breakage or other product problems.

    CREDIT RISK

The Company primarily sells its products to golf equipment retailers and foreign distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from these customers. Historically, the Company's bad debt expense has been low. However, the recent downturn in the retail golf equipment market, primarily in the United States, has resulted in delinquent or uncollectible accounts for some of the Company's significant customers. As a result, during the first nine months of 1999, the Company wrote off approximately $4.6 million of past due trade accounts receivable against the Company's reserve for uncollectible accounts receivable. The Company considers its remaining reserve for uncollectible accounts receivable to be adequate. Management does not foresee any significant improvement in the golf equipment market during 1999, and thus there can be no assurance that failure of the Company's customers to meet their obligations to the Company will not adversely impact the Company's results of operations or cash flows.

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

The Company uses United Parcel Service ("UPS") for substantially all ground shipments of products to its U.S. customers. The Company is continually reviewing alternative methods of ground shipping to supplement its use and reduce its reliance on UPS. To date, a limited number of alternative vendors have been identified and are being used by the Company. Nevertheless, any interruption in UPS services could have a material adverse effect on the Company's sales and results of operations.

The Company's size has made it a large consumer of certain materials, including titanium alloys and carbon fiber. Callaway Golf does not make these materials itself, and must rely on its ability to obtain adequate supplies in the world marketplace in competition with other users of such materials. While the Company has been successful in obtaining its requirements for such materials thus far, there can be no assurance that it will always be able to do so. An interruption in the supply of such materials or a significant change in costs could have a material adverse effect on the Company.

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

The Company has stringent procedures to maintain the secrecy of its confidential business information. These procedures include criteria for dissemination of information and written confidentiality agreements with employees and vendors. Suppliers, when engaged in joint research projects, are required to enter into additional confidentiality agreements. While these efforts are taken seriously, there can be no assurance that these measures will prove adequate in all instances to protect the Company's confidential information.

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

Many professional golfers throughout the world use the Company's golf clubs even though they are not contractually bound to do so and do not grant any endorsement to the Company. In addition, the Company has created cash pools ("Pools") that reward such usage. During 1998, the Company continued its Pools for the PGA, Senior PGA, LPGA and Nike Tours. The Company believes that its professional endorsements and its Pools contributed to its usage on the professional tours in 1998. However, in 1999, the Company has significantly reduced these Pools for both Callaway Golf and Odyssey(R) brand products for the PGA and the Senior PGA Tours, and has significantly reduced the Pools for Odyssey(R) brand products and eliminated the Pools for Callaway Golf brand products for the LPGA and Nike Tours. In addition, many other companies are aggressively seeking the patronage of these professionals, and are offering many inducements, including specially designed products and significant cash rewards. As a result, in the first nine months of 1999, usage of the Company's drivers on the PGA, Senior PGA, LPGA and Nike Tours was substantially reduced compared to the first nine months of 1998.

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

    NEW BUSINESS VENTURES

The Company has, in the past, invested significant capital in new business ventures. However, in connection with the Company's 1998 restructuring, the Company discontinued, transferred or suspended certain business ventures not directly associated with the Company's core business. See "Restructuring" under "Results of Operations" section below. The Company continues development of its golf ball business. See "Certain Factors Affecting Callaway Golf Company - Golf Ball Development."

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

Additionally, the Company's plan to integrate foreign distribution increases the Company's exposure to fluctuations in exchange rates for various foreign currencies which could result in losses and, in turn, could adversely impact the Company's results of operations. There can be no assurance that the Company will be able to mitigate this exposure in the future through its management of foreign currency transactions. The integration of foreign distribution also could result in disruptions in the distribution of the Company's products in some areas. There can be no assurance that the acquisition of some or all of the Company's foreign distribution will be successful, and it is possible that an attempt to do so will adversely affect the Company's business.

In 1993, the Company appointed Sumitomo as the sole distributor, and Sumitomo Corporation as the sole importer, of Callaway Golf golf clubs in Japan through a distributor agreement. This distributor agreement runs through December 31, 1999. The Company notified Sumitomo and Sumitomo Corporation that it will be concluding the distribution agreement on December 31, 1999. In October 1999, the Company entered in an agreement with Sumitomo providing for the transition of the Company's Japanese distribution from Sumitomo to the Company's wholly-owned Japanese subsidiary. The Company anticipates that the fourth quarter 1999 charges resulting from the transition agreement will be not more than $8 million.

Effective November 1, 1999, the corporate name of the Company's wholly-owned Japanese subsidiary was changed to Callaway Golf Kabushiki Kaisha ("Callaway Golf K. K."). Callaway Golf K. K. currently distributes Odyssey products in Japan and will distribute Callaway Golf clubs beginning January 1, 2000 and Callaway Golf balls when ready. In addition to the fourth quarter 1999 charges noted above, there will be significant costs and capital expenditures invested in Callaway Golf K. K. before there will be sales sufficient to support such costs. Furthermore, there are significant risks associated with the Company's intention to effectuate distribution of Callaway Golf products in Japan through Callaway Golf K. K. beginning January 2000, and it is possible that doing so will have a material adverse effect on the Company's operations and financial performance.

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

The Company has determined that Callaway Golf Ball Company will enter the golf ball business by creating, developing and manufacturing golf balls in a new plant constructed just for this purpose. The successful implementation of the Company's strategy could be adversely affected by various risks, including, among others, delays in product development, manufacturing delays and unanticipated costs. The Company currently anticipates launching its golf ball in early 2000. However, there can be no assurance as to whether the golf ball developed will be ready by that time, that it will be commercially successful or that a return on the Company's investments will ultimately be realized.

The development of the Company's golf ball business, by plan, has had a significant negative impact on the Company's cash flows and results of operations and will continue to do so through the end of 1999. The Company believes that many of the same factors that affect the golf equipment industry, including growth rate in the golf equipment industry, intellectual property rights of others, seasonality and new product introductions, also apply to the golf ball business. In addition, the golf ball business is highly competitive with a number of well-established and well-financed competitors. These competitors have established market share in the golf ball business, which the Company will need to penetrate for its golf ball business to be successful.

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

The remediation phase primarily included or will include altering the product or software code, upgrading or replacing the product, recommending changes in how the product is used or retiring the product. The remediation phase has been substantially completed for all systems.

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

The Company has substantially completed four phases with respect to those systems which are critical to its operations. Some non-critical systems may not be addressed until after January 2000.

The total cost associated with assessment and required modifications to implement the Company's Year 2000 Plan is not expected to be material to the Company's financial position or results of operations. The Company currently estimates that the total cost of implementing its Year 2000 Plan will not exceed $4.0 million. The total amount expended on the Year 2000 Plan through September 1999 was $2,350,000, of which approximately $1,130,000 related to repair or replacing of software and related hardware problems and approximately $1,220,000 related to internal and external labor costs.

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

The Company has established contingency plans to address unavoided or
unavoidable risks.   In particular, with respect to third party component
suppliers, the Company has formulated contingency plans to guard against disruptions in the supply of critical components. These plans include booking orders and producing products before potential business disruptions. Even so, judgments regarding contingency plans -- such as how to develop them and to what extent -- are themselves subject to many variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance by suppliers. As a result, there is no certainty that the Company's contingency plans will be sufficient to mitigate the impact of noncompliance by suppliers, and some material adverse effect to the Company may result from one or more third parties regardless of defensive contingency plans.

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

    EURO CURRENCY

Many of the countries in which the Company sells its products are Member States of the Economic and Monetary Union ("EMU"). Beginning January 1, 1999 Member States of the EMU have the option of trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships during the transitional period, beginning January 1999 and ending June 2002. The Company has installed a new computer system that supports sales throughout Europe. This new system runs substantially all of the principal data processing and financial reporting software for such sales. The Company anticipates that, after the implementation of an upgrade, the new system will contain the functionality to process transactions in either a country's local currency or euro. The implementation of this upgrade, which is part of a larger plan to update the Company's enterprise-wide software to the manufacturer's current version, is planned to take place during 2000. Until such time as the upgrade has occurred, transactions denominated in euro will be processed manually. To date, the Company has not experienced and does not anticipate in the near future a large demand from its customers to transact in euro.

Additionally, the Company does not believe that it will incur material costs specifically associated with manually processing data or preparing its business systems to operate in either the transitional period or beyond. However, there can be no assurance that the conversion of EMU Member States to euro will not have a material adverse effect on the Company and its operations.


RESULTS OF OPERATIONS

    THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998:

Net sales increased 6% to $183.3 million for the three months ended September 30, 1999 compared to $172.9 million for the comparable period in the prior year. Both unit and dollar sales of titanium metal woods increased in the third quarter of 1999 over the third quarter of 1998 largely due to the January 1999 introduction of Great Big Bertha(R) Hawk Eye(R) Metal Woods. Unit and dollar sales of irons also increased slightly during this period, due in part to the September 1999 introduction of the Great Big Bertha(R) Hawk Eye(R) Tungsten
Injected(TM) Titanium Irons.   Sales of the Company's stainless steel metal
woods decreased in the third quarter of 1999 as compared to the third quarter of 1998 in both units and dollars. This decrease may be attributed to both the phase-out of Big Bertha(R) War Bird(R) Drivers, which sold at significantly lower volume in both units and dollars in the third quarter of 1999 than in 1998, and the August 1998 introduction of Big Bertha(R) Steelhead(TM) Metal Woods, which generated slightly higher revenues during this period in 1998.

During the third quarter of 1999 versus the third quarter of 1998, sales in the United States decreased $8.2 million (7%). During this same period, sales in Europe and in Japan increased $2.4 million (8%) and $7.9 million (64%), respectively. Sales to the rest of Asia increased $8.1 million (78%) over the same quarter of the prior year and sales to the rest of the world remained relatively constant during this period.

For the three months ended September 30, 1999, gross profit was $89.9 million as compared to $83.1 million for the same period in the prior year. As a percentage of net sales, gross profit increased to 49% from 48% for the quarter ended September 30, 1999 as compared to the same quarter of 1998. This increase primarily resulted from a higher level of metal wood sales (which carry higher margins), particularly titanium metal woods, as a percentage of total net sales in the current quarter, as compared to 1998, and continued reductions in manufacturing labor and overhead costs along with reductions in certain component costs. Gross margin as a percentage of net sales would have improved to 52% but for close-out sales during the current quarter of Great Big Bertha(R) Tungsten.Titanium(TM) Irons, Great Big Bertha(R) and Biggest Big Bertha(R) Titanium Metal Woods, and Big Bertha(R) War Bird(R) Metal Woods, which have lower margins.

Selling expenses decreased to $32.7 million in the third quarter of 1999 compared to $40.3 million in the third quarter of 1998. As a percentage of net sales, selling expenses decreased to 18% from 23% during the current quarter as compared to the comparable quarter of 1998. The $7.6 million decrease was primarily related to planned reductions in advertising, pro tour and other promotional expenses. This decrease was partially offset by an increase in employee compensation.

General and administrative expenses decreased to $22.9 million for the three months ended September 30, 1999 from $24.5 million for the comparable period in the 1998. As a percentage of net sales, general and administrative expenses in the third quarter of 1999 decreased to 12% from 14% for the same period in 1998. The $1.6 million decrease was primarily related to decreases in consulting, bad debt expense and other general and administrative expenses. These decreases were partially offset by costs associated with the ramp-up of the Company's golf ball operations.

Research and development expenses decreased to $8.7 million in the third quarter of 1999 compared to $9.1 million in the comparable period of the prior year. As a percentage of net sales, research and development remained constant at 5% for the three months ended September 30, 1999 and 1998. The $0.4 million decrease was primarily the result of the shutdown of the Company's prototype foundry and a decrease in consulting expense, partially offset by an increase in employee compensation.

Other income increased $2.6 million for the quarter ended September 30, 1999 as compared to the same period in 1998. This increase was primarily attributable to larger gains on foreign currency transactions in the third quarter of 1999 as compared to this period in 1998, an increase in interest income due to higher average cash balances during the third quarter of 1999 versus 1998 and a decrease in interest expense as a result of reduced obligations under the Company's credit facilities.

     NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998:

Net sales increased 3% to $598.8 million for the nine months ended September 30, 1999 compared to $583.1 million for the comparable period in the prior year. Both unit and dollar sales of titanium and steel metal woods increased during the current period largely due to sales of Big Bertha(R) Steelhead(TM) Metal Woods, which were introduced in August 1998, and the January 1999 introduction of Great Big Bertha(R) Hawk Eye(R) Metal Woods. Unit and dollar sales of irons decreased during this same period. This decrease was due in part to the January 1998 introduction of the Big Bertha(R) X-12(TM) Irons, which experienced significant retailer pipeline filling during 1998 and the close-out of Great Big Bertha(R) Tungsten.Titanium(TM) Irons during the current year at substantially discounted prices.

During the nine months ended September 30, 1999 versus 1998, sales in the United States decreased $29.3 million (8%). During this same period, sales in Japan and in the rest of Asia increased $8.2 million (16%) and $30.9 million (130%), respectively. Sales to the rest of the world increased $5.5 million (14%) over the same period of the prior year and sales in Europe remained relatively constant during this period. See also "Sales; Gross Margin; Seasonality" under "Certain Factors Affecting Callaway Golf Company" above.

For the nine months ended September 30, 1999, gross profit increased to $282.1 million from $275.6 million for the comparable period in the prior year. As a percentage of net sales, gross profit remained constant at 47% for the nine months ended September 30, 1999 and 1998. Gross margin was favorably affected by an increase in sales of metal woods as a percentage of net sales, which have higher margins than irons. This favorable effect was offset by close-out sales of Great Big Bertha(R) Tungsten.Titanium(TM) Irons, Great Big Bertha(R) and Biggest Big Bertha(R) Titanium Metal Woods, and Big Bertha(R) War Bird(R) Metal Woods. These products were sold at significantly lower prices, resulting in lower margins.

Selling expenses decreased to $98.9 million in the first nine months of 1999 compared to $118.3 million in the comparable period of 1998. As a percentage of net sales, selling expenses decreased to 17% from 20% during the first nine months of 1999 over the comparable period of 1998. The $19.4 million decrease was primarily related to planned reductions in advertising, pro tour and other promotional expenses, partially offset by an increase in employee compensation.

General and administrative expenses decreased to $67.4 million for the nine months ended September 30, 1999 from $68.7 million for the comparable period of the prior year. As a percentage of net sales, general and administrative expenses decreased to 11% from 12% in the nine months ended September 30, 1999 as compared with this same period in 1998. The $1.3 million decrease was largely attributable to decreases in consulting, bad debt expense and other general and administrative expenses. This decrease was partially offset by costs associated with the ramp-up of the Company's golf ball operations and an increase in employee compensation.

Research and development expenses decreased to $25.4 million for the nine months ended September 30, 1999 compared to $26.2 million in the comparable period of the prior year. As a percentage of net sales, research and development expenses remained constant at 4% for the nine months ended September 30, 1999 and 1998. The $0.8 million decrease was primarily the result of the shut-down of the Company's prototype foundry and a decrease in consulting fees, partially offset by an increase in employee compensation and an increase in component prototype costs.

Other income increased $0.5 million for the nine months ended September 30, 1999 over the comparable period of 1998. This increase was attributable to increases in interest income due to higher average cash balances during the period and to an increase in royalty income. This increase was partially offset by an increase in interest expense incurred during the first nine months of 1999 related to the Company's credit facilities due primarily to higher interest and yield rates and related fees.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, cash and cash equivalents increased to $75.5 million from $45.6 million at December 31, 1998 primarily as a result of cash provided by operations of $137.0 million, inclusive of a $41.0 million reduction in advances under the Accounts Receivable facility, which was reflected as a reduction of Accounts Receivable (see Note 4 to the Company's unaudited Consolidated Condensed Financial Statements). This increase was partially offset by cash used in investing activities of $44.4 million and cash used in financing activities of $62.6 million, Cash flows used in investing activities resulted from capital expenditures, primarily associated with the ramp-up of golf ball operations, partially offset by proceeds from the sale of fixed assets, largely those related to the Company's restructuring. Cash flows used in financing activities are primarily attributed to the repayment of loan advances and dividends paid, partially offset by proceeds from the Finance Agreement.

The Company's principal source of liquidity, both on a short-term and long-term basis, has been cash flow provided by operations and the Company's credit facilities. The Company expects this trend to continue even though sales declined in 1998 and the Company does not foresee any significant improvement in sales during the near term. On February 12, 1999, the Company consummated the amendment of its line of credit to increase the revolving credit facility to up to $120.0 million and entered into an $80.0 million accounts receivable securitization facility (the "Accounts Receivable Facility") (see Notes 3 and 4 to the unaudited Consolidated Condensed Financial Statements). During the first quarter of 1999, the Company utilized its Accounts Receivable Facility and borrowed against its line of credit under the Amended Credit Agreement to fund operations and finance capital expenditures. At September 30, 1999, the Company had repaid the outstanding balance of the Amended Credit Agreement with cash flow from operations and had $118.8 million available, net of outstanding letters of credit, under this credit facility, subject to meeting certain availability requirements under a borrowing base formula and other limitations. Also at September 30, 1999, advances under the Accounts Receivable Facility had been reduced, leaving up to $80.0 million available under this facility. Further, in the third quarter of 1999, the Company converted a portion of its note payable under the Finance Agreement to an operating lease, leaving a remaining balance of $13.6 million. The Company anticipates the remainder of this note payable to be converted to an operating lease before the end of 1999 (see Note 3 to the unaudited Consolidated Condensed Financial Statements).

As a result of the implementation of its plan to improve operating efficiencies (see "Restructuring"), the Company incurred charges of $54.2 million in the fourth quarter of 1998. Of these charges, $25.5 million were non-cash. Since the adoption of this restructuring plan in the fourth quarter of 1998, cash outlays for employee termination costs, contract cancellation fees, excess lease costs and other expenses have been $16.3 million. Due to the assignment of a lease obligation (see Note 10 to the Consolidated Condensed Financial Statements), expected future cash outlays for such costs have been reduced and are estimated to be $6.1 million. Of this amount, approximately $4.8 million is anticipated to occur during the fourth quarter of 1999, while the remainder, is expected to be paid during 2000. These cash outlays will be funded by cash flows from operations and, if necessary, the Company's credit facilities. If the actual actions taken by the Company differ from the plans on which these estimates are based, actual losses recorded and resulting cash outlays made by the Company could differ significantly.

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

During the first nine months of 1999, the Company incurred charges of $1.2 million on the disposition of building improvements eliminated during the consolidation of manufacturing operations, as well as other charges. These charges did not meet the criteria for accrual in 1998. Additionally, the Company incurred a charge of $0.5 million related to asset dispositions for which a reserve was not established in 1998 These charges were partially offset by gains of $1.5 million on the disposition of two of the Company's buildings included in the restructuring plan, for which an impairment charge was taken in 1998. A total of $0.5 million of the restructuring reserve related to excess lease costs was not required as the facility to which the reserve related was subleased at rates higher than estimated. Other activity during 1999 primarily related to cash payments for severance, disposition of assets, contract cancellation and other items. During the first quarter of 1999, substantially all of the approximately 750 non-temporary work force reductions occurred.

Details of the one-time charge are as follows (in thousands):

                                                                                          Reserve                 Reserve
                                                   Cash/       One-Time                   Balance                 Balance
                                                  Non-Cash      Charge      Activity    at 12/31/98   Activity   at 9/30/99
                                                ---------------------------------------------------------------------------
ELIMINATION OF JOB RESPONSIBILITIES                             $11,664      $ 8,473        $ 3,191    $ 2,930      $   261
     Severance packages                           Cash           11,603        8,412          3,191      2,930          261
     Other                                        Non-cash           61           61

EXITING CERTAIN NON-CORE BUSINESS ACTIVITIES                    $28,788      $12,015        $16,773    $ 4,779      $11,994
     Loss on disposition of subsidiaries          Non-cash       13,072       10,341          2,731      2,426          305
     Excess lease costs                           Cash           12,660          146         12,514        973       11,541
     Contract cancellation fees                   Cash            2,700        1,504          1,196      1,092          104
     Other                                        Cash              356           24            332        288           44

CONSOLIDATION OF OPERATIONS                                     $13,783      $ 2,846        $10,937    $10,684      $   253
     Loss on impairment/disposition of assets     Non-cash       12,364        2,730          9,634      9,609           25
     Excess lease costs                           Cash              806            4            802        802
     Other                                        Cash              613          112            501        273          228
---------------------------------------------------------------------------------------------------------------------------

See "Liquidity on Capital Resources" section above for a discussion of future cash outlays.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of foreign currency fluctuations due to its international operations and certain export sales. The Company is exposed to both transactional currency/functional currency and functional currency/reporting currency exchange rate risks. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in the value of foreign currencies. Pursuant to its new foreign exchange hedging policy, beginning in January 1999, the Company may use forward foreign currency exchange rate contracts to hedge certain firm commitments and the related receivables and payables with its foreign subsidiaries. During the first nine months of 1999, the Company entered into such contracts on behalf of two of its wholly-owned subsidiaries, Callaway Golf Europe Ltd. and Callaway Golf Canada Ltd. The Company also hedged certain yen-denominated transactions with its Japanese distributor. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. These foreign exchange contracts generally do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the transactions being hedged, and the Company does not engage in hedging contracts which exceed the amounts of these transactions.

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

Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 1999 through its derivative financial instruments.

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

The estimated maximum one-day loss in earnings from the Company's foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $3.1 million at September 30, 1999. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

Notes 3 and 4 to the unaudited Consolidated Condensed Financial Statements outline the principal amounts, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company, incident to its business activities, is often the plaintiff in several legal proceedings, both domestically and abroad, in various stages of development. For example, in conjunction with the Company's program of enforcing its proprietary rights, the Company has initiated a number of actions against alleged infringers under the intellectual property laws of various countries, including, for example, the United States Lanham Act, the U.S.
Patent Act, and other pertinent laws. Historically, defendants in these actions have, among other things, sometimes contested the validity and/or the enforceability of some of the Company's patents and/or trademarks. Others have asserted counterclaims against the Company. The Company believes that the outcome of these matters individually and in the aggregate will not have a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company, or some other loss to the Company. One or more of these results could adversely affect the Company's overall ability to protect its product designs and may ultimately limit its future success in the marketplace.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         a.           Exhibits:
                      --------

                      3.1 Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the "Commission") on July 1, 1999, and incorporated herein by this reference)

                      3.2 Bylaws (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K as filed with the Commission on July 1, 1999, and incorporated herein be this reference)

                      10.1 Callaway Golf Company Non-Employee Directors Stock Option Plan (as amended and restated August 17,
                            1999)(+)

                      27    Financial Data Schedule(+)

         b.           Reports on Form 8-K:
                      -------------------

                      (1) On July 1, 1999, the Company filed a Current Report on Form 8-K reporting that the Company had completed its reincorporation from a California corporation to a Delaware corporation.

                      (2) Effective on August 17, 1999, the Company filed a Current Report on Form 8-K reporting that Chuck Yash had been appointed as President of Callaway Golf Company. The Company further reported that Mr. Yash has been designated to succeed Ely Callaway as Chief Executive Officer of the Company by December 31, 2000 or when Mr. Callaway ceases to be involved in active management of the Company--whichever comes earlier.

______________________________
(+)Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALLAWAY GOLF COMPANY


Date:  November 12, 1999       /s/  ELY CALLAWAY
                                    ------------
                                    Ely Callaway
                                    Chairman and
                                    Chief Executive Officer



                               /s/  DAVID A. RANE
                                    -------------
                                    David A. Rane
                                    Executive Vice President,
                                    Administration and Planning
                                    and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


     Exhibit            Description
     -------            -----------
      3.1               Certificate of Incorporation (filed as Exhibit 3.1
                        to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission
                        (the "Commission") on July 1, 1999, and incorporated herein by this reference)

      3.2 Bylaws (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K as filed with the Commission on July 1, 1999, and incorporated herein be this reference)

     10.1 Callaway Golf Company Non-Employee Directors Stock Option Plan (as amended and restated August 17,
                        1999)(+)


     27                 Financial Data Schedule(+)

______________________________
(+)Included with this Report.