Form 10-K405
period 1999-12-31
CALLAWAY GOLF CO /CA
filed 2000-03-30
CIK 837465

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1999
                                       OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                      Commission file number ____________

                             CALLAWAY GOLF COMPANY
             (Exact name of registrant as specified in its charter)

          Delaware                                           95-3797580
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                              2285 Rutherford Road
                            Carlsbad, CA  92008-8815
                                 (760) 931-1771
  (Address, including zip code, and telephone number, including area code, of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
       Title of each class                             on which registered
       -------------------                            ---------------------
Common Stock, $.01 par value per share               New York Stock Exchange
Preferred Share Purchase Rights

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ----

     As of March 6, 2000, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $1,014,160,323 based on the closing sales price of the Registrant's Common Stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

     As of March 24, 2000, the number of shares of the Registrant's Common Stock outstanding was 76,746,245, and there were no shares of the Registrant's Preferred Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999.

     Certain of the information required by Part III is incorporated by reference from the Registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on May 3, 2000, as filed with the Commission on March 29, 2000 pursuant to Regulation 14A, which information is incorporated herein by reference.

Note: Statements used in this report that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers also are urged to review and consider carefully the various disclosures made by the Company in
Part I of this report which describe certain factors which affect the Company's business, as well as the Company's other periodic reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission. Readers also should be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Reports issued by securities analysts are not the responsibility of the Company and shareholders should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in such report.

                                     PART I

Item 1.  Business.

     Callaway Golf Company (the "Company" or "Callaway Golf") was incorporated in California in 1982 and reincorporated in Delaware on July 1, 1999. The Company has the following direct wholly-owned operating subsidiaries: Callaway Golf Sales Company, Callaway Golf Ball Company, CGV, Inc., Callaway Golf Europe Ltd., Callaway Golf K.K. (formerly ERC International Company), Callaway Golf Korea Ltd., Callaway Golf (Germany) GmbH and Callaway Golf Canada Ltd. The Company, together with its subsidiaries, designs, develops, manufactures and markets high quality, innovative golf clubs and golf balls.

     The Company's golf clubs are sold at premium prices to both average and skilled golfers on the basis of performance, ease of use and appearance. Callaway Golf's primary golf club products, most of which incorporate the Company's S2H2(R) design concept, currently include Great Big Bertha(R) Hawk Eye(R) Titanium Metal Woods and Tungsten Injected(TM) Titanium Irons, Big Bertha(R) Steelhead Plus(TM) Stainless Steel Metal Woods and Steelhead(TM) X-14(TM) Stainless Steel Irons, and Bobby Jones(R) and Carlsbad Series(TM) Putters. Callaway Golf Company also makes and sells Odyssey(R) Putters and Wedges with Stronomic(R) and Lyconite(R) inserts, including the Dual Force(R) and TriForce(TM) Putters, and also the White Hot(TM) Putter with an insert composed of the Rule 35(TM) golf ball cover material.

     Callaway Golf Ball Company launched its Rule 35(TM) Firmfeel(TM) and Softfeel(TM) Golf Balls on February 4, 2000. These balls are sold in the premium golf ball market to both average and skilled golfers on the basis of performance and appearance. Both the Firmfeel(TM) and Softfeel(TM) balls are designed to provide complete performance. Golfers will choose between the two balls based upon their subjective preference for a firmer or softer feeling golf ball.

Segments

   Information regarding the Company's segments is contained in Note 15 to the Consolidated Financial Statements ("Consolidated Financial Statements") in the Company's Annual Report to Shareholders for the year ended December 31, 1999 ("1999 Annual Report to Shareholders"), which note is incorporated herein by reference.

Restructuring

     During the fourth quarter of 1998, the Company recorded a restructuring charge of $54.2 million resulting from a number of cost reduction actions and operational improvements. These actions included: the consolidation of the operations of the Company's wholly-owned subsidiary, Odyssey Golf, Inc., into the operations of the Company while maintaining the distinct and separate Odyssey(R) brand; the discontinuation, transfer or suspension of certain initiatives not directly associated with the Company's core business, such as the Company's involvement with interactive golf sites, golf book publishing, new player development and a golf venue in Las Vegas; and the re-sizing of the Company's core business to reflect current and expected business conditions. These initiatives were completed during 1999, with the exception of cash outlays related to the assignment of a lease obligation for a facility in New York City that will continue through July 2000. The restructuring charges (shown below in tabular format) primarily related to: 1) the elimination of job responsibilities, resulting in costs incurred for employee severance; 2) the decision to exit certain non-core business activities, resulting in losses on disposition of the Company's 80% interest in Callaway Golf Media Ventures (see
Note 14 to the Consolidated Financial Statements), a loss on the sale of the business of All-American Golf LLC (see Note 14 to the Consolidated Financial Statements), as well as excess lease costs; and 3) consolidation of the Company's continuing operations resulting in impairment of assets, losses on disposition of assets and excess lease costs.

     Employee reductions occurred in almost all areas of the Company, including manufacturing, marketing, sales, and administrative areas. At December 31, 1998, the Company had reduced its non-temporary work force by approximately 750 positions. Although substantially all reductions occurred prior to December 31, 1998, a small number of reductions occurred in the first quarter of 1999.

     Details of the one-time charge are as follows (in thousands):

                                                                                    Reserve                        Reserve
                                             Cash/       One-Time                   Balance                        Balance
                                            Non-Cash      Charge      Activity    at 12/31/98    Activity(1)     at 12/31/99
                                         ----------------------------------------------------------------------------------
Elimination of Job Responsibilities                         $11,664    $ 8,473         $ 3,191    $ 3,191
   Severance packages                       Cash             11,603      8,412           3,191      3,191
   Other                                    Non-cash             61         61

Exiting Certain Non-Core Business                           $28,788    $12,015         $16,773    $15,394         $   1,379
 Activities
   Loss on disposition of subsidiaries      Non-cash         13,072     10,341           2,731      2,731
   Excess lease costs                       Cash             12,660        146          12,514     11,135(2)          1,379
   Contract cancellation fees               Cash              2,700      1,504           1,196      1,196
   Other                                    Cash                356         24             332        332

Consolidation of Operations                                 $13,783    $ 2,846         $10,937    $10,937
   Loss on impairment/disposition of        Non-cash         12,364      2,730           9,634      9,634(3)
    assets
   Excess lease costs                       Cash                806          4             802        802(4)
   Other                                    Cash                613        112             501        501
---------------------------------------------------------------------------------------------------------------------------

(1) Includes reversal of reserve totaling $8.6 million, as actual amounts differed from estimates. Significant reversals are noted below in (2) through (4).

(2) Includes reversal of $6.1 million of reserve due to the assignment of lease obligation at terms significantly more favorable than estimated at the establishment of the reserve.

(3) Includes reversal of $1.5 million of reserve related to disposition of two buildings at higher sales prices than estimated.

(4) Includes reversal of $491,000 of reserve due to the sublease of a facility at terms more favorable than estimated at the establishment of the reserve.

     During 1999, the Company incurred charges of $1.3 million on the disposition of building improvements eliminated during the consolidation of manufacturing operations, as well as other charges of $671,000. These charges did not meet the criteria for accrual in 1998. Additionally, the Company incurred charges of $749,000 related to asset dispositions and other restructuring activities for which reserves were not established in 1998. Future cash outlays are anticipated to be completed by July 2000.

Products

     The following table sets forth the contribution to net sales attributable to the product groups for the periods indicated (dollars in thousands).

                                                                          Year Ended December 31,
                                    ---------------------------------------------------------------------------------------
                                             1999                        1998                          1997
                                    ---------------------------------------------------------------------------------------
Metal Woods                                $429,011        60%         $389,900          56%          $544,258         64%
Irons                                       221,303        31%          229,112          33%           233,977         28%
Putters, accessories
 and other                                   64,157         9%           78,609          11%            64,692          8%
                                    ---------------------------------------------------------------------------------------
          Net Sales                        $714,471                    $697,621         100%          $842,927        100%
                                    =======================================================================================

     The Company's brands remained number one in the worldwide market for woods, irons and putters. Sales of the Company's Great Big Bertha(R) Hawk Eye(R) Titanium Metal Woods, Big Bertha(R) Steelhead(TM) Metal Woods and Big Bertha(R) X-12(R) Irons were strong in 1999. Great Big Bertha(R) Hawk Eye(R) Tungsten Injected(TM) Titanium Irons were introduced in September 1999, and Big Bertha(R) Steelhead Plus(TM) Drivers and Fairway Woods and Big Bertha(R) Steelhead(TM) X-14(TM) Irons were released in January 2000. The initial acceptance of these products has also been strong to date. No assurances can be given, however, that the demand for these products or the Company's other existing products, or the introduction of new products, will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

     The Company's principal products are as follows:

     Metal Woods

     Big Bertha(R) Steelhead Plus(TM) Drivers and Fairway Woods

     In January 2000, the Company introduced and began delivery of significant quantities of Big Bertha(R) Steelhead Plus(TM) Stainless Steel Drivers and Fairway Woods, which were based upon and designed to replace the Company's Big Bertha(R) Steelhead(TM) Stainless Steel Drivers and Fairway Woods. The new Big Bertha(R) Steelhead Plus(TM) Stainless Steel Drivers and Fairway Woods incorporate the Company's proprietary Variable Face Thickness Technology. This technology allows the Company to make the clubface both thinner and more durable by engineering precise thicknesses at special points across the interior surface of the face area, which increases the efficiency of the clubhead at impact to maximize ball speed. The new clubs also contain a new forged crown plate which lowers the center of gravity in each club. The Company's exclusive Weight Chips have also been repositioned in the new clubs to calibrate the center of gravity for maximum performance. The Company offers the Big Bertha(R) Steelhead Plus(TM) Stainless Steel Drivers in lofts ranging from 6 to 12 degrees. Big Bertha(R) Steelhead Plus(TM) Stainless Steel Fairway Woods are available in a 2-wood (The Deuce(R)), Strong 3-wood, 3-wood, Strong 4-wood, 4-wood, 5-wood, 7-wood (HeavenWood(R)), and 9-wood (Divine Nine(9)), and 11-wood (Ely Would(R)).

     Great Big Bertha(R) Hawk Eye(R) Titanium Drivers and Fairway Woods

     In January 1999, the Company introduced and began delivery of significant quantities of Great Big Bertha(R) Hawk Eye(R) Titanium Drivers and Fairway Woods. Great Big Bertha(R) Hawk Eye(R) Titanium Drivers and Fairway Woods were designed to replace the Company's Great Big Bertha(R) and Biggest Big Bertha(R) Titanium Drivers and Fairway Woods. Great Big Bertha(R) Hawk Eye(R) Titanium Drivers and Fairway Woods incorporate a thin titanium crown plate together with a strong, lightweight titanium body. This design includes a new Tungsten Gravity Screw that is inserted into the sole of the clubhead and produces a low and deep center of gravity. The Company offers Great Big Bertha(R) Hawk Eye(R) Titanium Drivers in lofts ranging from 6 to 12 degrees. Great Big Bertha(R) Hawk Eye(R) Titanium Fairway Woods are available in a 2-wood (The Deuce(R)), Strong 3-wood, 3-wood, Strong 4-wood, 4-wood, 5-wood, 7-wood (HeavenWood(R)), and 9-wood (Divine Nine(R)).

     Big Bertha(R) Steelhead(TM) Stainless Steel Drivers and Fairway Woods

     In August 1998, the Company introduced and began delivery of significant quantities of Big Bertha(R)Steelhead (TM)Stainless Steel Drivers and Fairway Woods. Big Bertha(R) Steelhead (TM)Stainless Steel Drivers and Fairway Woods were designed to replace the Company's Big Bertha(R) Stainless Steel Drivers and Fairway Woods with the War Bird(R) soleplate. The Big Bertha(R) Steelhead(TM) Stainless Steel Drivers and Fairway Woods were superseded in January 2000 by the Company's new Big Bertha(R) Steelhead Plus(TM) Stainless Steel Drivers and Fairway Woods (discussed above).

     Biggest Big Bertha(R) Titanium Driver

     In January 1997, the Company introduced Biggest Big Bertha(R) Titanium Drivers. Biggest Big Bertha(R) Titanium Drivers were superseded by the Company's Great Big Bertha(R) Hawk Eye(R) Titanium Drivers and Fairway Woods (discussed above) in January 1999.

     Irons

     Big Bertha(R) Steelhead(TM) X-14(TM) Stainless Steel Irons

     In January 2000, the Company introduced and began delivery of significant quantities of Big Bertha(R) Steelhead(TM) X-14(TM) Stainless Steel Irons, which were based upon and designed to replace the Big Bertha(R) X-12(R) Irons. The new Big Bertha(R) Steelhead(TM) X-14(TM) Stainless Steel Irons incorporate the Company's proprietary Variable Face Thickness Technology. This technology allows the Company to cast the irons with less material in the face area which in turn allows the Company to move more free weight to other areas of the clubhead. In the long irons, this extra weight was placed in the sole of the clubhead to create a lower center of gravity for greater ease in getting the ball airborne. In the short irons and wedges, the weight was shifted slightly higher to provide increased control and additional backspin for precise approach shots. These irons are offered in 1 through 9, and pitch, approach, sand, and lob wedges.

     Hawk Eye(R) Tungsten Injected(TM) Titanium Irons

     In September 1999, the Company introduced its Hawk Eye(R) Tungsten Injected(TM) Titanium Irons, which were designed to replace the Company's previous line of Great Big Bertha(R) Tungsten.Titanium(TM) Irons. The new Hawk Eye(R) Tungsten Injected(TM) Titanium Irons are injected with the Company's Tungsten Weight Matrix, which is a mixture of tungsten and other materials that creates a precisely placed, extremely low center of gravity to help golfers hit shots with optimum trajectory and maximum forgiveness. These irons are offered in 1 through 9, and pitch, approach, sand, and lob wedges.

     Big Bertha(R) X-12(R) Irons

     In January 1998, the Company introduced and began delivery of significant quantities of Big Bertha(R) X-12(R) Irons. Big Bertha(R) X-12(R) Irons incorporate a low center of gravity which helps get the ball airborne more easily with the proper trajectory and spin. Using the Company's exclusive proprietary varied 360-degree undercut channel creates a thinner profile, and together with a new shape and a narrower sole, keeps the center of gravity low. The unique multi-layer design in the cavity allows for increased forgiveness on off-center hits. These irons are offered in 1 through 9, and pitch, approach, sand, and lob wedges. They are also offered in a reduced offset version. With the exception of the reduced offset version, these irons have been replaced by the Company's Big Bertha(R) Steelhead(TM) X-14(TM) Stainless Steel Irons. The Company expects to continue selling the reduced offset version of the Big Bertha(R) X-12(R) Irons.

     Great Big Bertha(R) Tungsten.Titanium(TM) Irons

     In January 1997, the Company introduced Great Big Bertha(R)
Tungsten.Titanium(TM) Irons. In 1999, these irons were superseded by the Hawk Eye(R) Tungsten Injected(TM) Titanium Irons.

     Putters

     The Company has various lines of putters, including the Odyssey(R) line of putters and the Callaway Golf(R) line of putters. Odyssey(R) Putters sold by the Company incorporate a soft, polymer trapezoidal insert designed to provide better feel and forgiveness. The Odyssey(R) line of putters include the new White Hot(Tm) Putters introduced in February 2000, the TriForce(TM) Putters introduced in 1999, and the Dual Force(R) Blade-Style Putters, which are also available in the Rossie(TM) Mallet Style Putter. The TriForce(TM) and Dual Force Putters incorporate a Stronomic(R) Insert(R) that is available in black, green and blue. The new White Hot(TM) Putters feature a white high-performance insert made from the proprietary cover material of the Company's new golf balls. The center of gravity in the TriForce(TM) series of putters has been moved back and away from the face, which creates better ball roll than similarly-shaped clubs. This weight distribution is achieved through having the largest Stronomic(R) insert of any Odyssey(R) putter to date, coupled with a heavy, milled tungsten flange. The Company also has a Callaway Golf(R) line of steel and graphite shafted traditional non-insert putters, including the new Carlsbad Series(TM) putters and Bobby Jones(R) Putters.

Some of these putters incorporate the S2H2(R) concept, including The Tuttle(R) and The Tuttle(R) II putters.

     Golf Balls

     On February 4, 2000, Callaway Golf Ball Company introduced its highly anticipated new golf balls. The golf balls, named "Rule 35(TM)" come in two models - Firmfeel(TM) and Softfeel(TM). The Company blended distance, control, spin and durability into one golf ball providing "Complete Performance (TM)". The primary difference between the two models is that one is designed for players who prefer a firmer golf ball and the other is designed for players who prefer a softer golf ball. The balls are offered in a five-ball sleeve and a ten-ball pack. The Company expects also to offer the balls in a twenty-pack later in 2000.

Accessories

     In addition to its golf clubs and balls, Callaway Golf offers golf-related equipment and supplies manufactured by other companies bearing the Company's trademarks, including golf bags, travel bags, head covers, hats, umbrellas and other accessories.

Product Design and Development

     Product design at Callaway Golf is a result of the integrated efforts of its product development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created an environment in which new ideas are valued and explored. In 1999, 1998 and 1997, the Company expended on research and development $34,002,000, $36,848,000 and $30,298,000, respectively. The Company intends to continue to invest substantial amounts in its research and development activities in 2000 and beyond. In addition to development of new golf club equipment, these investments will continue to include, among others, significant expenditures in support of Callaway Golf Ball Company's efforts to develop and market new golf ball products.

     Callaway Golf has the ability to create and modify golf club designs by using computer aided design software ("CAD"), computer aided manufacturing software ("CAM") and computer numerical control ("CNC") milling equipment. CAD software enables designers to develop computer models of new clubhead and shaft designs. CAM software is then used by engineers to translate the digital output from CAD computer models so that physical prototypes can be produced. Through the use of this technology, Callaway Golf has been able to greatly accelerate the design, development and testing of new golf clubs. In addition, Callaway Golf Ball Company's sophisticated CAD/CAM design, tooling, ball prototyping and indoor testing equipment, together with the Company's predictive computer modeling capability, allows it to develop and test prototype golf balls in a very short cycle time.

     The Company believes that the introduction of new, innovative golf clubs and golf balls is important to its future success. The Company faces certain risks associated with such a strategy. For example, new models and basic design changes in golf equipment are frequently met with consumer rejection. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the marketplace. Further, any new products that retail at a lower price than prior products may negatively impact the Company's revenues unless unit sales increase. New golf club and golf ball products generally seek to satisfy the standards established by the United States Golf Association ("USGA") and the Royal and Ancient Golf Club of St. Andrews ("R&A") because these standards are generally followed by golfers within their respective jurisdictions. While all of the Company's current golf clubs and golf balls have been found to conform to the Rules of Golf as applied in the jurisdictions where they are sold, there is no assurance that new designs will receive USGA and/or R&A approval, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company's products. For example, on November 2, 1998, the USGA announced the adoption of a test protocol to measure the so-called "spring-like effect" in certain golf clubheads. The USGA has advised the Company that none of the Company's current clubs sold in the U.S. are barred by this test. The R&A is considering the adoption of a similar or related test but has not yet done so. Both the USGA and the R&A are reviewing the current regulations of golf, and one or both may change those regulations in the future. Future actions by the USGA or the R&A may adversely impact acceptance of the Company's new products and therefore could have a material adverse effect on the Company's results of operations and cash flows.

     The Company's new products have tended to incorporate significant innovations in design and manufacture, which have often resulted in higher prices for the Company's products relative to other products in the marketplace.

The Company's golf balls are premium golf balls and there are many lower priced non-premium golf balls sold by others. There can be no assurance that a significant percentage of the public will always be willing to pay such premium prices for golf equipment or that the Company will be able to continue to design and manufacture premium products that achieve market acceptance in the future.

     The rapid introduction of new golf club or golf ball products by the Company could result in close-outs of existing inventories at both the wholesale and retail levels. Such close-outs can result in reduced margins on the sale of older products, as well as reduced sales of new products, given the availability of older products at lower prices. The Company experienced some of these effects in 1999 with respect to golf clubs and could experience similar effects in future years as the Company from time to time introduces new products or misjudges demand.

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

Sales and Marketing

Golf Club Sales in the United States

     Approximately 58%, 62%, and 65% of the Company's net sales were derived from sales for distribution within the United States in 1999, 1998 and 1997, respectively. The Company targets those golf retailers (both on-course and off-course) who sell "pro-line" clubs (professional quality golf clubs) and provide a level of customer service appropriate for the sale of premium golf clubs. No one customer that distributes golf clubs in the United States accounted for more than 5% of the Company's revenues in 1999, 1998, or 1997. The Company distributes its products in Hawaii through an exclusive distributor. The Company previously reported that it believed that the dollar volume of the premium golf club market had been declining in certain major markets, including the United States. Although the Company believes that market conditions may have stabilized, there is no assurance that the overall dollar volume of the premium golf club market in the United States will grow significantly, or that it will not decline, in the near future. During 1999, the Company's U. S. revenues decreased 5% compared to 1998. The Company believes that this decrease in United States revenue was due in part to softness in the United States market, lower revenue per club from sales of golf equipment at low or close-out prices, and declines in iron and putter sales due to the maturity of those product lines.

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

Golf Club Sales Outside of the United States

     Approximately 42%, 38% and 35% of the Company's net sales were derived from sales for distribution outside of the United States in 1999, 1998, and 1997, respectively. In 1997, the majority of the Company's international sales were made through distributors specializing in the sale and promotion of golf clubs in specific countries or regions around the world. In 1999 and 1998, the majority of the Company's international sales were made through its foreign subsidiaries. During 1999, the Company's international revenues increased 16% compared to 1998. The Company believes that this increase in international revenue is largely attributable to a significant increase in revenue from sales in Korea as a result of the economic recovery of the Korean market and the introduction of higher margin products in Korea in 1999. The Company does not expect that revenue in Korea will continue to increase at a rate comparable to 1999. The Company further believes that some portion of sales to international customers recorded in 1999 as direct international sales may have formerly been made to the same international customers indirectly through the United States distribution channel. See below "Gray Market."

     The Company's management believes that controlling the distribution of its products in certain major markets in the world has been and will be an element in the future growth and success of the Company. The Company has been actively pursuing a reorganization of its international operations, including the acquisition of distribution rights in certain key countries in Europe, Asia and North America. These efforts have resulted and will continue to result in additional investments in inventory, accounts receivable, corporate infrastructure and facilities. The integration of foreign distribution into the Company's international sales operations will continue to require the dedication of management and other Company resources.

     As a result of these acquisitions, the Company sells its products in Great Britain, Belgium, Finland, Denmark, Sweden, Norway, Ireland, France, Germany, Austria, the Netherlands, and Switzerland through its subsidiary Callaway Golf Europe Ltd. The Company sells its products in Korea through its subsidiary Callaway Golf Korea Ltd. The Company sells its products in Canada through its subsidiary, Callaway Golf Canada Ltd.

     In addition to sales through its subsidiaries, the Company also currently has distribution arrangements covering sales of the Company's products in over 40 foreign countries, including Singapore, Spain, Italy, Hong Kong, Australia, Argentina and South Africa. Prices of golf clubs for sales outside of the United States receive an export pricing discount to compensate international distributors for selling, advertising and distribution costs. A change in the Company's relationship with significant distributors could negatively impact the volume of the Company's international sales.

   The Company appointed Sumitomo Rubber Industries, Ltd. ("Sumitomo") as the sole distributor of Callaway Golf(R) clubs in Japan, through a distribution agreement that ended December 31, 1999. In 1999, 1998 and 1997, sales to Sumitomo accounted for 7%, 8% and 10%, respectively, of the Company's net sales. In the fourth quarter of 1999, the Company successfully completed negotiations with Sumitomo to provide a smooth transition of the Callaway Golf business to the Company. As a result of the transition agreement, the Company recorded a net charge of $8.6 million in the fourth quarter of 1999 for buying certain current inventory, payments for non-current inventory and other transition expenses, including foreign currency transaction losses.

     Effective January 1, 2000, the Company began distributing Callaway Golf(R) brand products in Japan through its wholly-owned subsidiary, Callaway Golf K. K., which also distributes Odyssey(R) products and will also distribute Callaway Golf(TM) balls. In addition to the fourth quarter 1999 charges noted above, there will be significant costs and capital expenditures invested in Callaway Golf K. K. before there will be sales sufficient to support such costs. Furthermore, there are significant risks associated with the Company's intention to effectuate distribution of Callaway Golf(R) products in Japan through Callaway Golf K. K. rather than through Sumitomo. These risks include increased delinquent and uncollectible accounts now that the Company will be collecting its receivables from many retailers as opposed to only one distributor. Furthermore, the Sumitomo distribution agreement required that Sumitomo purchase specific minimum quantities from the Company. As a direct distributor, the Company will not have the benefit of these guaranteed minimum purchases going forward. There also is no assurance that the Company will be able to transcend the cultural and other barriers to successful distribution in Japan or that its sales in Japan will be comparable to or exceed its prior sales to Sumitomo. It is possible that these circumstances could have a material adverse effect on the Company's operations and financial performance. There also will be a delay in the recording of revenues for sales in Japan as compared to previous years because revenue will now be recorded upon sale to the retailers and not upon sale to a distributor.

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

     Many of the countries in which the Company sells its products are Member States of the Economic and Monetary Union ("EMU"). Beginning January 1, 1999, Member States of the EMU have the option of trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships until 2002 when their local currencies will be phased out. The current version of the Company's enterprise-wide business system does not support transactions denominated in euro. During 2000, the Company intends to upgrade its business system. The upgraded version of this business system should support transactions denominated in euro. The Company intends to enable the euro functionality of its upgraded system no later than its third quarter in 2001. Until such time as the upgrade has occurred and the euro functionality has been enabled, transactions denominated in euro will be processed manually. To date, the Company has not experienced, and does not anticipate in the near future, a large demand from its customers to transact in euro. Additionally, the Company does not believe that it will incur material costs specifically associated with manually processing data or preparing its business systems to operate in either the transitional period or beyond. However, there can be no assurance that the conversion of EMU Member States to euro will not have a material adverse effect on the Company and its operations.

Golf Ball Sales

     In 1996, the Company formed Callaway Golf Ball Company, a wholly-owned subsidiary of the Company, for the purpose of designing, manufacturing and selling golf balls. The Company had previously licensed the manufacture and distribution of a golf ball in Japan and Korea. The Company also had distributed a golf ball under the trademark "Bobby Jones(R)." These previous golf ball ventures were introduced primarily as promotional efforts and were not commercially successful.

     In February 2000, Callaway Golf Ball Company released its new Rule 35(TM) Golf Balls. These golf balls are the product of more than three years of research and development and are manufactured in a new facility built for that purpose. To date, the Company's investment in its golf ball business has exceeded $170 million. The development of the golf ball business, by plan, has had a significant negative impact on the Company's cash flows, financial position and results of operations and will continue to affect the Company's performance in 2000. The success of the Company's new golf ball business could be adversely affected by various risks, including, among others, delays or difficulties in manufacturing or distribution and unanticipated costs. Although initial demand for the Company's golf balls is promising, there is no assurance that such demand will result in a proportionate amount of actual sales or that consumers will enjoy the balls sufficiently to sustain future sales. Furthermore, although the Company expects production of the golf balls to increase as 2000 progresses, there is no assurance that the Company will be able to manufacture enough balls to meet demand or be able to achieve the operational or sales efficiencies necessary to make its golf ball business profitable. Consequently, there can be no assurance as to whether the golf ball will be commercially successful or that a return on the Company's investment will ultimately be realized.

     Callaway Golf Ball Company sells its golf balls in the United States through its own dedicated sales team. Its sales representatives are employees and consist of retail sales representatives and corporate sales representatives. The retail sales representatives service both on-course and off-course customers in their assigned geographic territories and are further supported by in-house telephone sales representatives. Both field and in-house telephone corporate sales representatives call on corporate customers who want their corporate logo placed on the Company's golf balls. Unlike many of its competitors, Callaway Golf Ball Company does not use third parties to provide the corporate logo golf balls. Callaway Golf Ball Company imprints the logos on its golf balls in the same facility in which it manufactures the golf balls, thereby retaining control over the quality of the process and final product. Callaway Golf Ball Company also pays an agency fee to certain on- and off-course professionals and retailers with whom it has a relationship for corporate sales that originate through such professionals and retailers. Its international sales will be effected through the Company's international subsidiaries and distributors.

Gross Margin

     The Company's gross margin as a percentage of net sales increased to 47% in 1999 from 42% in 1998. This increase primarily resulted from lower obsolescence charges in 1999 (vs. a $30 million excess inventory charge recorded in the fourth quarter of 1998), higher metal wood sales (which carry higher margins) as a percentage of total net sales, as compared to 1998, and from reductions in manufacturing labor and overhead costs realized through the Company's 1998 restructuring, along with reductions in certain component costs. Gross margin as a percentage of net sales would have improved to 49% but for close-out sales of Great Big Bertha(R) Tungsten Titanium(TM) Irons, Great Big Bertha(R) and Biggest Big Bertha(R) Titanium Metal Woods, and Big Bertha(R) War Bird(R) Metal Woods, which had much lower margins. However, consumer acceptance of current and new product introductions, the sale and disposal of non-current products at reduced sales prices and continuing pricing pressure from competitive market conditions may have an adverse effect on the Company's future sales and gross margin. Furthermore, the Company expects that in 2000 the Company's sales of irons as a percentage of total net sales will increase. This would negatively impact the Company's gross margin as a percentage of net sales because irons generally sell at lower margins than woods.

    The Company's margins also could be affected by its golf ball business. During 2000, the Company expects that its margins in the golf ball business will be less than the levels it expects to achieve when the Company can attain a level of operational and sales efficiency that allows it to benefit from certain economies of scale. There is no assurance, however, that the Company will achieve the economies of scale necessary to maintain or improve its current overall sales margins.

Method of Distribution

     The Company uses United Parcel Service ("UPS") for substantially all ground shipments of golf club and golf ball products to its U.S. customers. The Company is continually reviewing alternative methods of ground shipping to supplement its use and reduce its reliance on UPS. To date, a limited number of alternative vendors have been identified and are being used by the Company. Nevertheless, any interruption in UPS services could have a material adverse effect on the Company's sales and results of operations.

Gray Market

     Some quantities of the Company's products find their way to unapproved outlets or distribution channels. This "gray market" for the Company's products can undermine authorized retailers and foreign wholesale distributors who promote and support the Company's products, and can injure the Company's image in the minds of its customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling Callaway Golf(R) products to unauthorized distributors and/or an increase in sales returns over historical levels. For example, the Company experienced a decline in sales in the United States in 1998, and believes the decline was due, in part, to a decline in "gray market" shipments to Asia and Europe. While the Company has taken some lawful steps to limit commerce in its products in the "gray market" in both the United States and abroad, it has not stopped such commerce.

Credit Risk

     The Company primarily sells its products to golf equipment retailers, both in the United States and abroad, and to foreign distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from these customers. Historically, the Company's bad debt expense has been low. However, the recent downturn in the retail golf equipment market, primarily in the United States, has resulted in delinquent or uncollectible accounts for some of the Company's significant customers. As a result, during 1999 the Company wrote off approximately $5.3 million of past due trade accounts receivable against the Company's reserve for uncollectible accounts receivable. Management does not foresee any significant improvement in the U.S. retail golf equipment market during 2000. In addition, the Company's transition in Japan from selling to one distributor to selling directly to many retailers could increase the Company's delinquent or uncollectible accounts. There can be no assurance that failure of the Company's customers to meet their obligations to the Company will not adversely impact the Company's results of operations or cash flows.

Advertising and Promotion

     Within the United States, the Company has focused its advertising efforts mainly on a combination of television commercials and printed advertisements in national magazines, such as Golf Digest, Golf Magazine, Golfweek, Golf World and Sports Illustrated's Golf Plus, and in trade publications, such as Golf Shop Operations. Advertising of the Company's golf clubs outside of the United States is typically handled by the Company's wholly-owned subsidiaries as well as distributors and resellers of the products in a particular country.

     The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf(R) and Odyssey(R) branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Senior PGA Tour, the PGA Tour, the LPGA Tour and the PGA European Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor's products despite contractual commitments. If certain of the Company's professional endorsers were to stop using the Company's products contrary to their endorsement agreements, the Company's business could be adversely affected in a material way by the negative publicity.

   Many professional golfers throughout the world use the Company's golf clubs even though they are not contractually bound to do so and do not grant any endorsement to the Company. In addition, the Company has created cash pools ("Pools") that reward such usage. However, in 1999, as compared to 1998, the Company significantly reduced these Pools for both Callaway Golf(R) and Odyssey(R) brand products for the PGA and the Senior PGA Tours, and has significantly reduced the Pools for Odyssey(R) brand products and eliminated the Pools for Callaway Golf(R) brand products for the LPGA and buy.com (formerly
Nike) tours. The Company expects that the Pools for 2000 will be comparable to 1999. In addition, many other companies are aggressively seeking the patronage of these professionals, and are offering many inducements, including specially designed products and significant cash rewards.

As a result, in 1999, usage of the Company's drivers on the PGA, Senior PGA, LPGA and buy.com tours was substantially reduced compared to 1998. This trend may continue in 2000.

   For the last several years, the Company has experienced an exceptional level of driver penetration on the world's five major professional tours, and the Company has heavily advertised that fact. While it is not clear to what extent professional usage contributes to retail sales, it is possible that the recent decline in the level of professional usage of the Company's products could have a material adverse effect on the Company's business.

     Many golf ball manufacturers, including the leading U.S. manufacturer of premium golf balls, have focused a great deal of their marketing efforts on promoting the fact that tour professionals use their balls. Some of these golf ball competitors spend large amounts of money to secure professional endorsements, and the market leader has obtained a very high degree of tour penetration. While several of the Company's staff professionals have decided to use the Company's golf balls in play, there are others who are already under contract with other golf ball manufacturers or, for other reasons, may not choose to play the Company's products. In addition, several professionals who are not on the Company's staff have expressed an interest in playing the Company's ball, but it is too early to predict if a significant number will actually do so. The Company does not plan to match the endorsement spending levels of the leading manufacturer in 2000, and will instead rely more heavily upon the performance of the ball and other factors to attract professionals to the product. In the future the Company may or may not increase its tour spending in support of the golf ball. It is not clear to what extent use by professionals is important to the commercial success of the Company's golf ball, but it is possible that the results of the Company's golf ball business could be significantly affected by its success or lack of success in securing acceptance on the professional tours.

     To support the promotion of its products at the retail level, the Company offers various promotional programs to its customers. Golf clubs may be purchased at a discount by golf shop professionals, for personal demonstration, test, loan and rental use.

     The Company's advertising, promotional and endorsement related expenses, including compensation to professional golfers, were approximately $55.4 million, $79.1 million and $62.4 million in 1999, 1998 and 1997, respectively.

Manufacturing and Sources and Availability of Materials

     The manufacturing of the Company's golf clubs and golf balls involves a number of specialized processes required by the unique design of the products.

     The Company's metal woods and irons are produced by the Company's manufacturing personnel at its Carlsbad, California facilities using clubheads, shafts and grips supplied by independent vendors. The Company works with a few select casting houses to produce its clubheads. The clubheads used in the production of Great Big Bertha(R) Hawk Eye(R) Titanium Drivers and Fairway Woods are manufactured to Callaway Golf's specifications by Cast Alloys, Inc. ("Alloys"), Coastcast Corporation ("Coastcast"), and Fu Sheng. Coastcast and Alloys cast Big Bertha(R) Steelhead Plus(TM) Stainless Steel Drivers and Fairway Woods clubheads. Big Bertha(R) Steelhead(TM) X-14(TM) Stainless Steel Irons are provided by Hitchiner Manufacturing Co. and Coastcast, and Big Bertha(R) X-12(R) reduced offset iron clubheads are provided by Coastcast. Hawkeye(R) Tungsten Injected(TM) Titanium Irons are provided by Coastcast. The Company's principal supplier of clubheads for the Company's putters are provided by Hitchiner Manufacturing Co. The Company works closely with its casting houses, which enables the Company to monitor the quality and reliability of clubhead production. All of these casting houses are currently manufacturing, or are entitled to manufacture, clubheads for competitors of the Company. The Company also works closely with Aldila, True Temper, HST, Graphite Design, Inc., FM Precision, Suntech-Sunwoo Co, Ltd., its principal suppliers of shafts, to develop specialized shafts suited to the S2H2(R) design and the other unique features of the Company's products. The Company's proprietary grip designs are provided by Golf Pride Lamkin and Winn Grips.

     The Company is dependent on a limited number of suppliers for its club heads and shafts. In addition, some of the Company's products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. The Company believes that suitable club heads and shafts could be obtained from other manufacturers in the event its regular suppliers are unable to provide components. However, any significant production delay or disruption caused by the inability of current suppliers to deliver, or the transition to other suppliers, could have a material adverse impact on the Company's results of operations.

     The Company's golf balls are also produced by the Company's manufacturing personnel at its Carlsbad, California facilities using core and cover materials supplied by independent vendors. The Company is also dependent on a limited number of suppliers for the materials it uses to make its golf balls. Many of the materials, including the golf ball cover material, are customized for the Company. The Company has developed supply relationships with several resin and chemical producers worldwide. It works closely with such suppliers to maintain tight tolerances in the manufacturing processes and also to develop next generation formulations for golf ball research and development. Any delay or interruption in the supply chain could have a material adverse impact upon the Company's golf ball business. If the Company did experience any such delays or interruptions, there is no assurance that the Company would be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.

   The Company's size has made it a large consumer of certain materials, including titanium alloys, carbon fiber and custom blend urethanes. Callaway Golf does not make these materials itself, and must rely on its ability to obtain adequate supplies in the world marketplace in competition with other users of such materials. While the Company has been successful in obtaining its requirements for such materials thus far, there can be no assurance that it always will be able to do so. An interruption in the supply of such materials or a significant change in costs could have a material adverse effect on the Company.

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

Product Warranties

     The Company supports all of its golf clubs with a limited two year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors which use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. In addition, the Company's Biggest Big Bertha(R) Drivers, because of their large club head size and extra long, lightweight graphite shafts, have experienced shaft breakage at a rate higher than generally experienced with the Company's other metal woods, even though these shafts were among the most expensive to manufacture in the industry. This product was discontinued in 1999. While any breakage or warranty problems are deemed significant to the Company, the incidence of clubs returned as a result of cracked clubheads, broken graphite shafts, loose medallions and other product problems to date has not been material in relation to the volume of Callaway Golf(R) clubs that have been sold.

     The Company monitors the level and nature of any golf club breakage and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. Significant increases in the incidence of breakage or other product problems may adversely affect the Company's sales and image with golfers. While the Company believes that it has sufficient reserves for warranty claims, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of breakage or other product problems.

Intellectual Property

     The Company seeks to protect its intellectual property rights, such as product designs, manufacturing processes, new product research and concepts, and trademarks. These rights are protected through the acquisition of utility and design patents, trademark registrations and copyrights, the maintenance of trade secrets, the development of trade dress, and, when necessary and appropriate, litigation against those who are, in the Company's opinion, unfairly competing. In the United States, the Company has applied for or been granted patents for certain features of its golf clubs. Additionally, it has been granted trademark registrations for Callaway Golf(R), Big Bertha(R), Great Big Bertha(R), Hawk Eye(R), S2H2(R), Odyssey(R), Stronomic(R) and several other product names. There is no assurance that during the life of a patent or a trademark, prior to a court of competent jurisdiction validating them, any of these patents or trademarks are enforceable, although the Company believes them to be enforceable.

  The golf club industry, in general, has been characterized by widespread imitation of popular club designs. The Company has an active program of enforcing its proprietary rights against companies and individuals who market or manufacture counterfeits and "knock-off" products, and aggressively asserts its rights against infringers of its copyrights, patents, trademarks, and trade dress. However, there is no assurance that these efforts will reduce the level of acceptance obtained by these infringers. Additionally, there can be no assurance that other golf club manufacturers will not be able to produce successful golf clubs which imitate the Company's designs without infringing any of the Company's copyrights, patents, trademarks, or trade dress.

     An increasing number of the Company's competitors have, like the Company itself, sought to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs. From time to time others have or may contact the Company to claim that they have proprietary rights that have been infringed by the Company and/or its golf club products. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no interruptions in the Company's business as a result of any claims of infringement. No assurance can be given, however, that the Company will not be adversely affected in the future by the assertion of intellectual property rights belonging to others. This effect could include alteration of existing products, withdrawal of existing products and delayed introduction of new products.

     Various patents have been issued to the Company's competitors in the golf ball industry. As Callaway Golf Ball Company developed its new golf ball product, it attempted to avoid infringing valid patents or other intellectual property rights. Despite these attempts, it cannot be guaranteed that a competitor will not assert and/or a court will not find that the Company's new golf ball products infringe any patent or other rights of competitors. If the Company's new golf ball product is found to infringe on protected technology, there is no assurance that the Company would be able to obtain a license to use such technology, and the Company could incur substantial costs to redesign its golf ball products and/or defend legal actions.

     The Company has procedures to maintain the secrecy of its confidential business information. These procedures include criteria for dissemination of information and written confidentiality agreements with employees and vendors. Suppliers, when engaged in joint research projects, are required to enter into additional confidentiality agreements. While these efforts are taken seriously, there can be no assurance that these measures will prove adequate in all instances to protect the Company's confidential information.

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

     In 1997, Callaway Golf and Bausch & Lomb Incorporated signed a multi-year agreement to jointly develop and globally market an exclusive line of premium sunglasses specifically for golf enthusiasts. The sunglasses and sunglass cases, co-branded with the Ray-Ban(R), Callaway Golf(R) and Callaway(R) marks, were introduced in 1999 and are available through golf pro shops and other retailers of premium golf equipment, better sporting goods and better department stores, sunglass specialty shops and optical channels. Later in 1999, the Luxottica Group purchased the Bausch & Lomb sunglass business. The Company is currently discussing with Luxottica what effect the acquisition will have on the relationship.

Seasonality

     In the golf club and golf ball industries, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the Company's fourth and first quarters. The Company's golf club business has generally followed this seasonal trend and the Company expects this to continue for both its golf club and golf ball businesses. Unusual or severe weather conditions such as the "El Nino" weather patterns experienced during the winter of 1997-1998 may compound or otherwise distort these seasonal effects.

Competition

     The market in which the Company does business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. With respect to metal woods, the Company's major domestic competitors are Taylor Made, Titleist, Cobra and Ping. In 1998, Orlimar and Adams emerged as new competitors. With respect to irons, the Company's major domestic competitors are Titleist, Cobra, Taylor Made and Ping. For putters, the Company's major domestic competitors are Ping and Titleist. New product introductions and/or price reductions by competitors continue to generate increased market competition. However, the Company believes that it has gained unit and dollar market share for woods in the United States during 1999 as compared to 1998. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities by competitors will not negatively impact the Company's future sales.

     A golf club manufacturer's ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including the golf club's look and feel, and the level of acceptance that the golf club has among professional and other golfers. The subjective preferences of golf club purchasers may be subject to rapid and unanticipated changes. There can be no assurance as to how long the Company's golf clubs will maintain market acceptance.

     The premium golf ball business is also highly competitive with a number of well-established and well-financed competitors, including Titleist, Spalding, Sumitomo Rubber Industries, Bridgestone and others. These competitors have established market share in the golf ball business, with one of its competitors having an estimated market share in excess of 50% of the premium golf ball business. The Company will need to penetrate this market share for its golf ball business to be successful. There can be no assurance that the Company's golf balls will obtain the market acceptance necessary to penetrate this established market.

Employees

     As of December 31, 1999, the Company and its subsidiaries had 2,526 full-time employees, including 399 employed in sales and marketing, 191 employed in research and development and product engineering and 1,002 employed in production. The remaining full-time employees are administrative and support staff.

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

Item 2.  Properties.

     The Company and its subsidiaries conduct operations in both owned and leased properties, located primarily near the Company's headquarters in Carlsbad, California. The eleven buildings utilized in the Company's Carlsbad operations include corporate offices, manufacturing, research and development, warehousing and distribution facilities, and comprise approximately 778,000 square feet of space. Eight of these properties, representing approximately 605,000 square feet of space are owned by the Company; an additional three properties, representing approximately 173,000 square feet of space, are leased. In addition, the Company and its subsidiaries conduct certain international operations outside of the United States, located in the United Kingdom, Canada, Japan and Korea, in leased facilities comprising approximately 195,000 square feet. The Company believes that its facilities currently are adequate to meet its requirements.

Item 3.  Legal Proceedings.

     The Company, incident to its business activities, is often the plaintiff in legal proceedings, both domestically and abroad, in various stages of development. In conjunction with the Company's program of enforcing its proprietary rights, the Company has initiated or may initiate actions against alleged infringers under the intellectual property laws of various countries, including, for example, the United States Lanham Act, the U.S. Patent Act, and other pertinent laws. Defendants in these actions may, among other things, contest the validity and/or the enforceability of some of the Company's patents and/or trademarks. Others may assert counterclaims against the Company. Based upon the Company's experience, the Company believes that the outcome of these matters individually and in the aggregate will not have a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company, or some other loss to the Company. One or more of these results could adversely affect the Company's overall ability to protect its product designs and ultimately limit its future success in the marketplace.

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

Item 4.  Submission of Matters to a Vote of Securities Holders.

     None.

Executive Officers of the Registrant

     Biographical information concerning certain of the Company's officers is set forth below.

   Name                            Age                Position(s) Held
   ----                            ---                ----------------
Ely Callaway..................      80   Founder, Chairman and Chief Executive Officer

Charles J. Yash...............      51   President and Acting Principal Financial Officer

Ronald A. Drapeau.............      53   Senior Executive Vice President, Manufacturing

Richard C. Helmstetter........      58   Senior Executive Vice President, Chief of New Golf Club Products

Steven C. McCracken...........      49   Executive Vice President, Licensing, Chief Legal Officer and Secretary

Michael W. McCormick..........      37   Executive Vice President, Global Sales

     Ely Callaway, Founder, has served his current term as Chief Executive Officer since October 1998, and also has served as Chairman of the Board of the Company since the Company's formation in 1982. Mr. Callaway also currently serves on the Finance Committee and as Chairman of the Stock Option Committee (Non-Employee Plans). He served as President of the Company from October 1998 until August 1999, as Chief Executive Officer from 1982 to May 1996, and Chief of Advertising, Press and Public Relations from April 1997 to October 1998.
From 1974 to 1981, Mr. Callaway founded and operated Callaway Vineyard and Winery in Temecula, California, until it was sold. From 1946 to 1973, Mr. Callaway worked in the textile industry, where he served as a Divisional President of several major divisions of Burlington Industries, Inc., and in 1968 was elected Corporate President and Director of Burlington, which at the time was the world's largest textile company. Prior to 1945, Mr. Callaway served a five-year tour of duty in the U.S. Army Quartermaster Corps. Mr. Callaway is a 1940 graduate of Emory University.

     Charles J. Yash has served as a Director of the Company since July 1996 and President of the Company since August 1999. Mr. Yash was Senior Executive Vice President of the Company from February 1999 to August 1999 and Executive Vice President from February 1998 to February 1999. He has also served as President and Chief Executive Officer of Callaway Golf Ball Company, a wholly-owned subsidiary of the Company, since June 1996. From 1992 to June 1996, Mr. Yash was President and Chief Executive Officer and a Director of Taylor Made Golf Company. From 1979 to 1992, Mr. Yash was employed in various marketing positions with the golf products division of Spalding Sports Worldwide, including Corporate Vice President and General Manager-Golf Products, from 1988 to 1992. From 1970 to 1975, Mr. Yash served in the United States Navy in various positions. Mr. Yash completed the Advanced Executive Program at the University of Massachusetts in 1982, received his M.B.A. in 1977 from Harvard Business School and graduated with a Bachelor of Science degree from the U.S. Naval Academy in 1970.

     Ronald A. Drapeau has served as Senior Executive Vice President, Manufacturing, since February 1999 and as President and Chief Executive Officer of Odyssey Golf, Inc., a former wholly-owned subsidiary of the Company, from August 1997 until its dissolution in December 1999. Mr. Drapeau served as Executive Vice President of the Company from August 1997 to February 1999, and served as a consultant to the Company from November 1996 to August 1997. From April 1993 to September 1996, Mr. Drapeau served as Chief Executive Officer of Lynx Golf, Inc., a subsidiary of Zurn Industries, Inc., and served as Senior Vice President and Chief Financial Officer of Zurn Industries, Inc. from 1992 to 1993. He is a 1969 graduate of Bentley College.

     Richard C. Helmstetter has served the Company as Senior Executive Vice President, Chief of New Golf Club Products since January 1998 and as Senior Executive Vice President, Chief of New Products from April 1993 to January 1998. Mr. Helmstetter served as President from 1990 to 1993 and as Executive Vice President from 1986 to 1990. From 1967 to 1986, Mr. Helmstetter served as President of Adam Ltd., a pool cue manufacturing and merchandising company which he founded and operated in Japan. During 1982 and 1983, Mr. Helmstetter also consulted extensively for several Japanese, European and American companies, including Bridgestone Corporation's strategic planning group. Mr. Helmstetter is a 1966 graduate of the University of Wisconsin.

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

     Michael W. McCormick has served as Executive Vice President, Global Sales since January 2000. Prior to joining the Company, Mr. McCormick was with Nike, Inc. since 1992, serving as Eastern Regional Sales Manager, Director of Golf Sales, Southern Regional Sales Manager, and Director of National Sales. He was responsible for more than $2 billion of Nike footwear, apparel and equipment revenues. Prior to Nike, Mr. McCormick was Vice President, Operations for Las Vegas Golf and Tennis from 1989 to 1992.

     Information with respect to the Company's employment agreements with Messrs. Callaway, Yash and Helmstetter is contained on pages 15 and 16 of the Company's definitive Proxy Statement under the caption "Compensation of Executive Officers - Employment Agreements and Termination of Employment Agreements" as filed with the Securities and Exchange Commission on March 29, 2000 pursuant to Regulation 14A, which information is incorporated herein by reference. In addition, the Company currently has employment agreements with Messrs. Drapeau, McCracken and McCormick for terms expiring on December 31, 2000, December 31, 2000 and December 31, 2002 respectively.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Information in response to Item 5 is contained on page 48 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference and is included as part of Exhibit 13.1 to this Form 10-K.

Item 6.  Selected Financial Data.

     Information in response to Item 6 is contained on page 16 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference and is included as part of Exhibit 13.1 to this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Information in response to Item 7 is contained on pages 17 through 27 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference and is included as part of Exhibit 13.1 to this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Information in response to Item 7A is contained on page 27 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference and is included as part of Exhibit 13.1 to this Form 10-K.

Item 8.  Financial Statements and Supplementary Data.

     Information in response to Item 8 is contained on pages 28 through 48 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference and is included as part of Exhibit 13.1 to this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Certain information concerning the Company's executive officers is included under the caption "Executive Officers of the Registrant" following Part I, Item
4. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and greater than 10% shareholders to file initial reports of ownership (on Form 3) and periodic changes in ownership (on Forms 4 and 5) of Company securities with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. Based solely on its review of copies of such forms and such written representations regarding compliance with such filing requirements as were received from its executive officers, directors and greater than 10% shareholders, the Company believes that all such Section 16(a) reports were filed on a timely basis in 1999.

     Other information required by Item 10 has been included in the Company's definitive Proxy Statement under the caption "Board of Directors" as filed with the Commission on March 29, 2000 pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 11.  Executive Compensation.

     The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as exhibits to this Report. Information required by Item 11 has been included in the Company's definitive Proxy Statement under the captions "Compensation of Executive Officers," "Executive Compensation Report of the Compensation and Management Succession Committee and the Stock Option Committee (Employee Plans) of the Board of Directors," "Performance Graph" and "Board of Directors," as filed with the Commission on March 29, 2000 pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 has been included in the Company's definitive Proxy Statement under the caption "Beneficial Ownership of the Company's Securities," as filed with the Commission on March 29, 2000 pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information required by Item 13 has been included in the Company's definitive Proxy Statement under the captions "Certain Transactions," and "Compensation of Executive Officers - Compensation Committee Interlocks and Insider Participation" as filed with the Commission on March 29, 2000 pursuant to Regulation 14A, which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)  Documents filed as part of this report:

        1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries included in
            Part II, Item 8, are incorporated by reference to pages 28 through 47 of the 1999 Annual Report to Shareholders:

             Consolidated Balance Sheet at December 31, 1999 and 1998

             Consolidated Statement of Operations for the three years ended December 31, 1999

             Consolidated Statement of Cash Flows for the three years ended December 31, 1999

             Consolidated Statement of Shareholders' Equity for the three years ended December 31, 1999

             Notes to Consolidated Financial Statements

             Report of Independent Accountants

        2.  Financial Statement Schedule.

             Report of Independent Accountants on Financial Statement Schedule

             Schedule II - Consolidated Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto

        3.  Exhibits.

            A copy of any of the following exhibits will be furnished to any beneficial owner of the Company's Common Stock, or any person from whom the Company solicits a proxy, upon written request and payment of the Company's reasonable expenses in furnishing any such exhibit. All such requests should be directed to the Company's Director of Investor Relations at Callaway Golf Company, 2285 Rutherford Road, Carlsbad, CA 92008.

              3.1 Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission ("Commission") on July 1, 1999 (file no. 1-10962).

              3.2 Bylaws, incorporated herein by this reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

              4.1 Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company's Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

              4.2 Rights Agreement by and between the Company and Chemical Mellon Shareholder Services as Rights Agent dated as of June 21, 1995, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).

              4.3 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).

                        Executive Compensation Contracts/Plans

             10.1 Chairman and Founder Employment Agreement by and between the Company and Ely Callaway entered into as of January 1, 1997, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed with the Commission on August 14, 1997 (file no. 1-10962).

             10.2 First Amendment to Chairman and Founder Employment Agreement effective December 31, 1999 between the Company and Ely Callaway. +

             10.3 Executive Officer Employment Agreement, entered into as of January 1, 2000, between the Company and Charles J. Yash. +

             10.4  Stock Option Agreement by and between the Company and Charles
                   J. Yash dated as of May 10, 1996, incorporated herein by this reference to the corresponding exhibit in the Company's Registration Statement on Form S-8, as filed with the Commission on June 11, 1996 (file no. 333-5721).

             10.5 Executive Officer Employment Agreement by and between the Company and Richard Helmstetter entered into as of January 1, 1998, incorporated herein by this reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998 (file no. 1-10962).

             10.6 Executive Officer Employment Agreement, entered into as of January 1, 2000, between the Company and Ronald A. Drapeau.+

             10.7 Executive Officer Employment Agreement, entered into as of January 1, 2000, between the Company and Steven C. McCracken. +

             10.8 Executive Officer Employment Agreement, entered into as of December 21, 1999, between the Company and Mick McCormick. +

             10.9 Employment Agreement, entered into as of January 1, 2000, between the Company and Bruce Parker. +

             10.10 Resignation Agreement and General Release effective November
                   23, 1999 between the Company and Frederick R. Port. +

             10.11 Release between Frederick R. Port and the Company. +

             10.12 Agreement between the Company and Donald H. Dye dated as of
                   October 15, 1998, incorporated herein by this reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1998 (file no. 1-10962).

             10.13 Consulting Agreement between the Company and Donald H. Dye dated as of October 15, 1998, incorporated herein by this reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).

             10.14 Form of Tax Indemnification Agreement, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).

             10.15 Amendment No. 1 to Form of Tax Indemnification Agreement,
                   incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, as filed with the Commission on November 13, 1996 (file no. 1-10962).

             10.16 Executive Deferred Compensation Plan (as amended and restated, effective January 1, 1998), incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the Commission on May 17, 1998 (file no. 1-10962).

             10.17 Amendment to Executive Deferred Compensation Plan dated as of
                   January 1, 1999, incorporated herein by this reference to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1999, as filed with the Commission on May 17, 1999 (file no. 1-10962).

             10.18 Callaway Golf Company 1998 Executive Non-Discretionary Bonus
                   Plan, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, as filed with the Commission on May 15, 1997 (file no. 1-10962).

             10.19 1991 Stock Incentive Plan (as amended and restated April
                   1994), incorporated herein by this reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 31, 1995 (file no. 1-10962).

           10.20 Amended and Restated Stock Option Plan effective April 2, 199 1, incorporated herein by this reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Commission on April 1, 1996 (file no. 1-10962).

           10.21 1996 Stock Option Plan (as amended and restated through April 23, 1998), incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, as filed with the Commission on August 14, 1998 (file no. 1-10962).

           10.22 Callaway Golf Company 1998 Stock Incentive Plan effective February 18, 1998, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 14, 1998 (file no. 1-10962).

           10.23 Callaway Golf Company Non-Employee Directors Stock Option Plan (as amended and restated through August 17, 1999), incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Commission on November 15, 1999 (file no. 1-10962).

           10.24 Indemnification Agreement by and between Callaway Golf Company and William C. Baker dated as of July 1, 1999, incorporated herein by this reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

           10.25 Indemnification Agreement by and between Callaway Golf Company and Vernon E. Jordan, Jr. dated as of July 1, 1999, incorporated herein by this reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

           10.26 Indemnification Agreement by and between Callaway Golf Company and Yotaro Kobayashi dated as of July 1, 1999, incorporated herein by this reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

           10.27 Indemnification Agreement by and between Callaway Golf Company and Aulana L. Peters dated as of July 1, 1999, incorporated herein by this reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

           10.28 Indemnification Agreement by and between Callaway Golf Company and Richard L. Rosenfield dated as of July 1, 1999, incorporated herein by this reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

            10.29 Indemnification Agreement by and between Callaway Golf Company and William A. Schreyer dated as of July 1, 1999, incorporated herein by this reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

                                Other Contracts

            10.30 Credit Agreement dated as of December 30, 1998, among Callaway
                  Golf Company, the other Credit Parties signatory thereto, the Lenders signatory thereto from time to time and General Electric Capital Corporation , as Agent for the Lenders, incorporated herein by this reference to the corresponding exhibit to the Company's Current Report on Form 8-K dated January 28, 1999, as filed with the Commission on January 28, 1999 (file no. 1-10962).

            10.31 Amended and Restated Credit Agreement dated as of February 10,
                  1999, among Callaway Golf Company, as Borrower, the other credit parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time and General Electric Capital Corporation , as Agent and Lender, incorporated herein by this reference to the corresponding exhibit to the Company's Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).

            10.32 Receivables Transfer Agreement dated as of February 10, 1999, by and among Callaway Golf Sales Company and Odyssey Golf, Inc, incorporated herein by this reference to the corresponding exhibit to the Company's Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).

            10.33 Receivables Transfer Agreement dated as of February 10, 1999, by and among Callaway Golf Company, as Parent Guarantor, Callaway Golf Sales Company, as the CGS Originator and as Servicer, and Golf Funding Corporation, incorporated herein by this reference to the corresponding exhibit to the Company's Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).

            10.34 Receivables Purchase and Servicing Agreement dated as of
                  February 10, 1999, by and among Golf Funding Corporation, as Seller, Redwood Receivables Corporation, as Purchaser, Callaway Golf Sales Company, as Servicer, and General Electric Capital Corporation, as Operating Agent and Collateral Agent, incorporated herein by this reference to the corresponding exhibit to the Company's Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).

            10.35 Trust Agreement between Callaway Golf Company and Sanwa Bank
                  California, as Trustee, for the benefit of participating employees, dated July 14, 1995, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Commission on November 14, 1995 (file no. 1-10962).

            10.36 Loan Forgiveness Agreement effective as of March 8, 1999, by and among Callaway Golf Company and Callaway Golf Media Ventures, LLC., incorporated herein by this reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).

            10.37 Membership Interest Purchase Agreement effective as of March
                  8, 1999, by and among Callaway Golf Company and Callaway Editions, Inc., incorporated herein by this reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).

            10.38 Loan Termination Agreement effective as of March 10, 1999, by and among Callaway Golf Company and Callaway Golf Media Ventures, LLC., incorporated herein by this reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).

            10.39 Trademark License Agreement effective as of March 9, 1999, by and between Callaway Golf Company and Callaway Golf Media Ventures, LLC., incorporated herein by this reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).

            13.1 Portions of the Company's 1999 Annual Report to Shareholders (with the exception of the information incorporated by reference specifically in this Report on Form 10-K, the 1999 Annual Report to Shareholders is not deemed to be filed as a part of this Report on Form 10-K).

            21.1  List of Subsidiaries. +

            23.1  Consent of Independent Accountants. +

            24.1  Powers of Attorney. +

            27.1  Financial Data Schedule for the Year Ended December 31, 1999.+

            +  Included in this Report

(b)   Reports on Form 8-K:

      None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CALLAWAY GOLF COMPANY

Date:  March 30, 2000                 By: /s/ Ely Callaway
                                         ----------------------------------
                                         Ely Callaway
                                         Founder, Chairman and Chief
                                         Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and as of the date indicated.

           Signature                                  Title                          Dated as of
           ---------                                  -----                          -----------
Principal Executive Officer:

/s/ Ely Callaway                               Founder, Chairman and                 March 30, 2000
----------------------------                   Chief Executive Officer and
Ely Callaway                                   Director

Acting Principal Financial Officer:

/s/ Charles J. Yash                            President and Director                March 30, 2000
----------------------------
Charles J. Yash

Principal Accounting Officer:

/s/ Kenneth E. Wolf                            Senior Vice President,                March 30, 2000
----------------------------                   Finance and Controller
Kenneth E. Wolf

Directors:

                  *
----------------------------                   Director                              March 30, 2000
William C. Baker

                  *
----------------------------                   Director                              March 30, 2000
Vernon E. Jordan, Jr.

                  *
----------------------------                   Director                              March 30, 2000
Yotaro Kobayashi

                  *
----------------------------                   Director                              March 30, 2000
Aulana L. Peters

                  *
----------------------------                   Director                              March 30, 2000
Richard Rosenfield

                  *
----------------------------                   Director                              March 30, 2000
William A. Schreyer

*  By: /s/ Charles J. Yash
      ----------------------
         Charles J. Yash,
         Attorney-in-fact

Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and Shareholders of Callaway Golf Company:

Our audits of the consolidated financial statements referred to in our report dated January 26, 2000, appearing in the 1999 Annual Report to Shareholders of Callaway Golf Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

San Diego, California
January 26, 2000

                                                                     SCHEDULE II


                             CALLAWAY GOLF COMPANY

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
               For The Three Year Period Ended December 31, 1999


                                                    Allowance       Allowance       Allowance    Valuation Allowance
                                                  for Doubtful    for Obsolete    for Warranty       For Deferred
    Date                                            Accounts        Inventory         Costs           Tax Assets
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                           $ 6,337        $  5,284        $ 27,303
                                               ---------------------------------------------------------------------
    Provision                                          1,354             743          13,726
    Write-off, net                                      (645)           (353)        (12,970)
                                               ---------------------------------------------------------------------
Balance, December 31, 1997                             7,046           5,674          28,059
                                               ---------------------------------------------------------------------
    Provision                                          4,171          33,214          24,681               $1,759
    Write-off, net                                    (1,278)         (2,040)        (16,925)
                                               -----------------------------------------------------------------------
Balance, December 31, 1998                             9,939          36,848          35,815                1,759
                                               -----------------------------------------------------------------------
    Provision                                            655           2,649          18,023                2,919
    Write-off, net                                    (5,303)        (24,503)        (17,733)                (488)
                                               -----------------------------------------------------------------------
Balance, December 31, 1999                           $ 5,291        $ 14,994        $ 36,105               $4,190
                                               =======================================================================

                                 EXHIBIT INDEX

EXHIBITS
--------
     3.1 Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission ("Commission") on July 1, 1999 (file no. 1-10962).

     3.2 Bylaws, incorporated herein by this reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

     4.1 Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company's Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

     4.2 Rights Agreement by and between the Company and Chemical Mellon Shareholder Services as Rights Agent dated as of June 21, 1995, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).

     4.3 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).

                         Executive Compensation Contracts/Plans


    10.1 Chairman and Founder Employment Agreement by and between the Company and Ely Callaway entered into as of January 1, 1997, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed with the Commission on August 14, 1997 (file no. 1-10962).

    10.2 First Amendment to Chairman and Founder Employment Agreement effective December 31, 1999 between the Company and Ely Callaway. +

    10.3 Executive Officer Employment Agreement, entered into as of January 1, 2000, between the Company and Charles J. Yash. +

    10.4 Stock Option Agreement by and between the Company and Charles J. Yash dated as of May 10, 1996, incorporated herein by this reference to the corresponding exhibit in the Company's Registration Statement on Form S-8, as filed with the Commission on June 11, 1996 (file no. 333-5721).

    10.5 Executive Officer Employment Agreement by and between the Company and Richard Helmstetter entered into as of January 1, 1998, incorporated herein by this reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998 (file no. 1-10962).

    10.6 Executive Officer Employment Agreement, entered into as of January 1, 2000, between the Company and Ronald A. Drapeau .+

    10.7 Executive Officer Employment Agreement, entered into as of January 1, 2000, between the Company and Steven C. McCracken. +

    10.8 Executive Officer Employment Agreement, entered into as of December 21, 1999, between the Company and Mick McCormick. +

    10.9 Employment Agreement, entered into as of January 1, 2000, between the Company and Bruce Parker. +

    10.10 Resignation Agreement and General Release effective November 23, 1999 between the Company and Frederick R. Port. +

    10.11  Release between Frederick R. Port and the Company. +

    10.12 Agreement between the Company and Donald H. Dye dated as of October 15, 1998, incorporated herein by this reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1998 (file no. 1-10962).

    10.13 Consulting Agreement between the Company and Donald H. Dye dated as of October 15, 1998, incorporated herein by this reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).

    10.14 Form of Tax Indemnification Agreement, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).

    10.15 Amendment No. 1 to Form of Tax Indemnification Agreement, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, as filed with the Commission on November 13, 1996 (file no. 1-10962).

    10.16 Executive Deferred Compensation Plan (as amended and restated, effective January 1, 1998), incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the Commission on May 17, 1998 (file no. 1-10962).

    10.17 Amendment to Executive Deferred Compensation Plan dated as of January 1, 1999, incorporated herein by this reference to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1999, as filed with the Commission on May 17, 1999 (file no. 1-10962).

    10.18 Callaway Golf Company 1998 Executive Non-Discretionary Bonus Plan, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, as filed with the Commission on May 15, 1997 (file no. 1-10962).

    10.19 1991 Stock Incentive Plan (as amended and restated April 1994), incorporated herein by this reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 31, 1995 (file no. 1-10962).

    10.20 Amended and Restated Stock Option Plan effective April 2, 199 1, incorporated herein by this reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Commission on April 1, 1996 (file no. 1-10962).

    10.21  1996 Stock Option Plan (as amended and restated through April 23,
           1998), incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, as filed with the Commission on August 14, 1998 (file no. 1-10962).

    10.22 Callaway Golf Company 1998 Stock Incentive Plan effective February 18, 1998, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 14, 1998 (file no. 1-10962 ).

    10.23 Callaway Golf Company Non-Employee Directors Stock Option Plan (as amended and restated through August 17, 1999), incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Commission on November 15, 1999 (file no. 1-10962).

    10.24 Indemnification Agreement by and between Callaway Golf Company and William C. Baker dated as of July 1, 1999, incorporated herein by this reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

    10.25 Indemnification Agreement by and between Callaway Golf Company and Vernon E. Jordan, Jr. dated as of July 1, 1999, incorporated herein by this reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

    10.26 Indemnification Agreement by and between Callaway Golf Company and Yotaro Kobayashi dated as of July 1, 1999, incorporated herein by this reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

    10.27 Indemnification Agreement by and between Callaway Golf Company and Aulana L. Peters dated as of July 1, 1999, incorporated herein by this reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

    10.28 Indemnification Agreement by and between Callaway Golf Company and Richard L. Rosenfield dated as of July 1, 1999, incorporated herein by this reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

    10.29 Indemnification Agreement by and between Callaway Golf Company and William A. Schreyer dated as of July 1, 1999, incorporated herein by this reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

                                Other Contracts

    10.30 Credit Agreement dated as of December 30, 1998, among Callaway Golf Company, the other Credit Parties signatory thereto, the Lenders signatory thereto from time to time and General Electric Capital Corporation , as Agent for the Lenders, incorporated herein by this reference to the corresponding exhibit to the Company's Current Report on Form 8-K dated January 28, 1999, as filed with the Commission on January 28, 1999 (file no. 1-10962).

    10.31 Amended and Restated Credit Agreement dated as of February 10, 1999, among Callaway Golf Company, as Borrower, the other credit parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time and General Electric Capital Corporation , as Agent and Lender, incorporated herein by this reference to the corresponding exhibit to the Company's Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).

    10.32 Receivables Transfer Agreement dated as of February 10, 1999, by and among Callaway Golf Sales Company and Odyssey Golf, Inc, incorporated herein by this reference to the corresponding exhibit to the Company's Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).

    10.33 Receivables Transfer Agreement dated as of February 10, 1999, by and among Callaway Golf Company, as Parent Guarantor, Callaway Golf Sales Company, as the CGS Originator and as Servicer, and Golf Funding Corporation, incorporated herein by this reference to the corresponding exhibit to the Company's Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).

    10.34 Receivables Purchase and Servicing Agreement dated as of February 10, 1999, by and among Golf Funding Corporation, as Seller, Redwood Receivables Corporation, as Purchaser, Callaway Golf Sales Company, as Servicer, and General Electric Capital Corporation, as Operating Agent and Collateral Agent, incorporated herein by this reference to the corresponding exhibit to the Company's Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).

    10.35 Trust Agreement between Callaway Golf Company and Sanwa Bank California, as Trustee, for the benefit of participating employees, dated July 14, 1995, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Commission on November 14, 1995 (file no. 1-10962).

    10.36 Loan Forgiveness Agreement effective as of March 8, 1999, by and among Callaway Golf Company and Callaway Golf Media Ventures, LLC., incorporated herein by this reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).

    10.37 Membership Interest Purchase Agreement effective as of March 8, 1999, by and among Callaway Golf Company and Callaway Editions, Inc., incorporated herein by this reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).

    10.38 Loan Termination Agreement effective as of March 10, 1999, by and among Callaway Golf Company and Callaway Golf Media Ventures, LLC., incorporated herein by this reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).

    10.39 Trademark License Agreement effective as of March 9, 1999, by and between Callaway Golf Company and Callaway Golf Media Ventures, LLC., incorporated herein by this reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).

    13.1 Portions of the Company's 1999 Annual Report to Shareholders (with the exception of the information incorporated by reference specifically in this Report on Form 10-K, the 1999 Annual Report to Shareholders is not deemed to be filed as a part of this Report on Form 10-K).

    21.1   List of Subsidiaries. +

    23.1   Consent of Independent Accountants. +

    24.1   Powers of Attorney.+

    27.1   Financial Data Schedule for the Year Ended December 31, 1999.+

    +  Included in this Report

(b)   Reports on Form 8-K:

      None.