Form 10-Q
period 2000-03-31
CALLAWAY GOLF CO /CA
filed 2000-05-15
CIK 837465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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



                  2285 Rutherford Road, Carlsbad, CA 92008-8815
                                 (760) 931-1771
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

         The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of April 30, 2000 was 76,860,495.

                              CALLAWAY GOLF COMPANY

                                      INDEX


                                                                                    Page
 Part I.  Financial Information

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheet at March 31, 2000
                      and December 31, 1999                                           3

                   Consolidated Condensed Statement of Operations for the three
                      months ended March 31, 2000 and 1999                            4

                   Consolidated Condensed Statement of Cash Flows for the three
                      months ended March 31, 2000 and 1999                            5

                   Consolidated Condensed Statement of Shareholders' Equity for
                      the three months ended March 31, 2000                           6

                   Notes to Consolidated Condensed Financial Statements               7

          Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                      11

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk        20

 Part II. Other Information                                                          21

          Item 1.  Legal Proceedings                                                 21

          Item 2.  Changes in Securities and Use of Proceeds                         21

          Item 3.  Defaults Upon Senior Securities                                   21

          Item 4.  Submission of Matters to a Vote of Security Holders               21

          Item 5.  Other Information                                                 21

          Item 6.  Exhibits and Reports on Form 8-K                                  21

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                              CALLAWAY GOLF COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                 (In thousands, except share and per share data)

                                                     March 31,            December 31,
                                                       2000                   1999
======================================================================================
ASSETS                                              (Unaudited)
Current assets:
     Cash and cash equivalents                       $ 68,628                $112,602
     Accounts receivable, net (Note 4)                115,057                  54,252
     Inventories, net                                 110,140                  97,938
     Deferred taxes                                    32,148                  32,558
     Other current assets                              11,764                  13,122
-------------------------------------------------------------------------------------
         Total current assets                         337,737                 310,472

Property, plant and equipment, net                    142,621                 142,214
Intangible assets, net                                118,055                 120,143
Other assets                                           44,348                  43,954
-------------------------------------------------------------------------------------
                                                     $642,761                $616,783
=====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses           $ 53,906               $  46,664
     Accrued employee compensation and benefits        17,545                  21,126
     Accrued warranty expense                          38,700                  36,105
     Accrued restructuring costs                          928                   1,379
     Income taxes payable                               3,217
-------------------------------------------------------------------------------------
         Total current liabilities                    114,296                 105,274

Long-term liabilities:
     Deferred compensation                             11,830                  11,575

Commitments and contingencies (Note 6)

Shareholders' equity:
     Preferred Stock, $.01 par value, 3,000,000
         shares authorized, none issued and
         outstanding at March 31, 2000 and
         December 31, 1999
     Common Stock, $.01 par value, 240,000,000
         shares authorized, 76,764,745 and
         76,302,196 issued and outstanding at
         March 31, 2000, and December 31, 1999,
         respectively                                     768                     763
     Paid-in capital                                  301,171                 307,329
     Unearned compensation                             (2,345)                 (2,784)
     Retained earnings                                299,300                 288,090
     Accumulated other comprehensive income              (109)                    280
     Less:  Grantor Stock Trust (5,300,000 shares)
       at market                                      (82,150)                (93,744)
-------------------------------------------------------------------------------------
         Total shareholders' equity                   516,635                 499,934
-------------------------------------------------------------------------------------
                                                     $642,761                $616,783
=====================================================================================


     See accompanying notes to consolidated condensed financial statements.

                              CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                             Three Months Ended
                                                  March 31,
--------------------------------------------------------------------------------
                                       2000                      1999
================================================================================
Net sales                             $206,608    100%          $185,744    100%
Cost of goods sold                     112,179     54%           102,224     55%
--------------------------------------------------------------------------------
    Gross profit                        94,429     46%            83,520     45%

Operating expenses:
    Selling                             43,801     21%            31,300     17%
    General and administrative          17,507      8%            21,728     12%
    Research and development             8,217      4%             8,454      5%
--------------------------------------------------------------------------------
Income from operations                  24,904     12%            22,038     12%
Other income (expense) net               1,585                      (771)
--------------------------------------------------------------------------------
Income before income taxes              26,489     13%            21,267     11%
Provision for income taxes              10,283                     8,444
--------------------------------------------------------------------------------
Net income                            $ 16,206      8%          $ 12,823      7%
================================================================================

Earnings per common share:
     Basic                               $0.23                     $0.18
     Diluted                             $0.22                     $0.18

Common equivalent shares:
     Basic                              71,199                    69,977
     Diluted                            72,482                    70,565

Dividends paid per share                 $0.07                     $0.07


     See accompanying notes to consolidated condensed financial statements.

                              CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                            Three months ended
                                                                                                March 31,
----------------------------------------------------------------------------------------------------------------------
                                                                                      2000                     1999
======================================================================================================================
Cash flows from operating activities:
     Net income                                                                      $16,206                  $12,823
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                   9,798                    9,438
       Loss on disposal of assets                                                        264                      339
       Non-cash compensation                                                             363                      477
       Tax benefit from exercise of stock options                                        477                       56
       Deferred taxes                                                                    669                    1,114
       Changes in assets and liabilities, net of effects from acquisitions:
         Accounts receivable, net                                                    (60,468)                   7,741
         Inventories, net                                                            (12,072)                  28,006
         Other assets                                                                    616                   (7,968)
         Accounts payable and accrued expenses                                         7,083                    4,330
         Accrued employee compensation and benefits                                   (3,624)                   5,292
         Accrued warranty expense                                                      2,595                    1,036
         Income taxes payable                                                          3,068                    6,827
         Accrued restructuring costs                                                    (451)                  (3,630)
         Deferred compensation                                                           255                    1,014
         Accrued restructuring costs - long term                                                                 (426)
---------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by operating activities                             (35,221)                  66,469
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Business acquisitions, net of cash acquired                                        (216)                    (673)
     Capital expenditures                                                             (8,828)                 (31,581)
     Sale of property and equipment                                                        7                    5,035
---------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                            (9,037)                 (27,219)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Issuance of Common Stock                                                          5,040                    2,378
     Dividends paid                                                                   (4,996)                  (4,918)
     Proceeds from note payable                                                                                12,625
     Line of credit, net                                                                                      (70,919)
---------------------------------------------------------------------------------------------------------------------
     Net cash  provided by (used in) financing activities                                 44                  (60,834)
---------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                  240                     (381)
---------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                            (43,974)                 (21,965)
Cash and cash equivalents at beginning of period                                     112,602                   45,618
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $68,628                  $23,653
=====================================================================================================================


     See accompanying notes to consolidated condensed financial statements.

                              CALLAWAY GOLF COMPANY
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                             Common Stock          Paid-in        Unearned    Retained
                                                           Shares     Amount       Capital      Compensation  Earnings
======================================================================================================================
Balance, December 31, 1999                                  76,302    $     763    $ 307,329    $  (2,784)   $ 288,090
----------------------------------------------------------------------------------------------------------------------
   Exercise of stock options                                   271            3        3,064
   Cancellation of Restricted Common Stock                      (3)                     (109)         109
   Tax benefit from exercise of stock options                                            477
   Compensatory stock and stock options                                                   33          330
   Employee stock purchase plan                                195            2        1,971
   Cash dividends                                                                                               (5,367)
   Dividends on shares held by GST                                                                                 371
   Adjustment of GST shares to market value                                          (11,594)
   Equity adjustment from foreign currency translation
   Net income                                                                                                   16,206
----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                     76,765    $     768    $ 301,171    $  (2,345)   $ 299,300
======================================================================================================================


                                                         Accumulated
                                                            Other
                                                        Comprehensive                            Comprehensive
                                                           Income         GST         Total          Income
==============================================================================================================
Balance, December 31, 1999                               $     280    $ (93,744)   $ 499,934
--------------------------------------------------------------------------------------------------------------
   Exercise of stock options                                                           3,067
   Cancellation of Restricted Common Stock
   Tax benefit from exercise of stock Options                                            477
   Compensatory stock and stock options                                                  363
   Employee stock purchase plan                                                        1,973
   Cash dividends                                                                     (5,367)
   Dividends on shares held by GST                                                       371
   Adjustment of GST shares to market value                              11,594
   Equity adjustment from foreign currency translation        (389)                     (389)      $    (389)
   Net income                                                                         16,206          16,206
--------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                  $    (109)   $ (82,150)   $ 516,635       $  15,817
===============================================================================================================



     See accompanying notes to consolidated condensed financial statements.

                              CALLAWAY GOLF COMPANY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION
     ---------------------
The accompanying financial information for the three months ended March 31, 2000 and 1999 has been prepared by Callaway Golf Company (the "Company") and has not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999. Interim operating results are not necessarily indicative of operating results for the full year.

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

2.   INVENTORIES
     -----------

                                             March 31,            December 31,
                                               2000                   1999
------------------------------------------------------------------------------
                                            (Unaudited)
Inventories, net (in thousands):
     Raw materials                          $ 51,889              $  45,868
     Work-in-process                           2,175                  1,403
     Finished goods                           68,454                 65,661
------------------------------------------------------------------------------
                                             122,518                112,932

     Less reserve for obsolescence           (12,378)               (14,994)
------------------------------------------------------------------------------
                                            $110,140              $  97,938
==============================================================================

3.   BANK LINE OF CREDIT
     -------------------
The Company has a revolving credit facility of up to $120.0 million (the "Amended Credit Agreement"). The Amended Credit Agreement is secured by substantially all of the assets of the Company and expires in February 2004. The Amended Credit Agreement bears interest at the Company's election at the London Interbank Offering Rate ("LIBOR") plus a margin or the higher of the base rate on corporate loans at large U.S. money center commercial banks (prime rate) or the Federal Funds Rate plus 50 basis points. The Amended Credit Agreement requires the Company to maintain certain minimum financial ratios including a fixed charge coverage ratio, as well as other restrictive covenants. As of March 31, 2000, up to $118.6 million of the credit facility remained available for borrowings (including a reduction of $1.4 million for outstanding letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations.

                              CALLAWAY GOLF COMPANY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Effective April 28, 2000, the Company entered into the First Amendment to the Amended Credit Agreement which modified certain financial covenants and restrictions relating to the Company's repurchase of shares of its Common Stock (Note 10).

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

Under the Accounts Receivable Facility, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of March 31, 2000, no amount was outstanding under the Accounts Receivable Facility. Fees incurred in connection with this facility for the three months ended March 31, 2000 and 1999 were $76,000 and $358,000, respectively. These fees were recorded in other income (expense).

Effective April 28, 2000, the Company entered into the First Amendment to the Accounts Receivable Facility, which modified certain financial covenants and restrictions relating to the Company's repurchase of shares of its Common Stock (Note 10).

5.   EARNINGS PER SHARE
     ------------------
A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the three months ended March 31, 2000 and 1999 is presented below.

(in thousands, except per share data)
                                                        Three months ended
                                                            March 31,
                                                           (Unaudited)
----------------------------------------------------------------------------
                                                       2000            1999
----------------------------------------------------------------------------
Net income                                           $16,206         $12,823
============================================================================
Weighted-average shares outstanding:
     Weighted-average shares outstanding - Basic      71,199          69,977
     Dilutive securities                               1,283             588
----------------------------------------------------------------------------
     Weighted average shares outstanding - Diluted    72,482          70,565
============================================================================
Earnings per common share:
     Basic                                             $0.23           $0.18
     Diluted                                           $0.22           $0.18

For the three months ended March 31, 2000 and 1999, 9,498,000 and 13,255,000, respectively, options outstanding were excluded from the calculations, as their effect would have been antidilutive.

6.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
At March 31, 2000, the Company is contingently liable for lease payments totaling $6.6 million. This contingency is the result of the assignment of an operating lease to a third party and expires in February of 2003.

                              CALLAWAY GOLF COMPANY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2000. Management believes, however, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's annual consolidated financial position, results of operations or cash flows.

7.   RESTRUCTURING
     -------------
During the fourth quarter of 1998, the Company recorded a restructuring charge of $54.2 million resulting from a number of cost reduction actions and operational improvements. These actions included the consolidation of the operations of the Company's wholly-owned subsidiary, Odyssey Golf, Inc. ("Odyssey"), into the operations of the Company while maintaining the distinct and separate Odyssey(R) brand image; the discontinuation, transfer or suspension of certain initiatives not directly associated with the Company's core business, such as the Company's involvement with interactive golf sites, golf book publishing, new player development and a golf venue in Las Vegas; and the re-sizing of the Company's core business to reflect current and expected business conditions. The restructuring charges primarily related to: 1) the elimination of job responsibilities, resulting in costs incurred for employee severance; 2) the decision to exit certain non-core business activities, resulting in losses on disposition of assets, as well as excess lease costs; and
3) consolidation of the Company's continuing operations resulting in impairment of assets, losses on disposition of assets and excess lease costs. During 1999, the Company completed its restructuring initiatives. At March 31, 2000, the reserve balance of $0.9 million represents future cash outlays for excess lease costs for a facility in New York City. The Company expects these cash outlays to be completed by July 2000. The decrease in the reserve balance since December 31, 1999 of $0.5 million represents cash paid for excess lease costs. The Company also has a contingent liability related to this facility (Note 6).

8.   SEGMENT INFORMATION
     -------------------
The Company's operating segments are organized on the basis of products and include golf clubs and golf balls. The Golf Clubs segment consists of Callaway Golf(R) titanium and stainless steel metal woods and irons, Callaway Golf(R) and Odyssey(R) putters and wedges, and related accessories. The Golf Balls segment consists of golf balls that are designed, manufactured, marketed and distributed by the Company's wholly-owned subsidiary, Callaway Golf Ball Company. Beginning January 1, 2000, management changed its method of allocating certain corporate costs and other income (expense) used in evaluating segment income (loss) before tax. As a result, certain amounts are attributable to neither segment in the determination of its income (loss) before tax. Prior period amounts have been reclassified to reflect the current allocation methodology. The table below contains information utilized by management to evaluate its operating segments for the interim period presented.

                              CALLAWAY GOLF COMPANY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


                                                                   Three Months Ended
                                                                       March 31,
                                                                      (unaudited)
                                                2000                                               1999
============================================================================================================================
                                                            Additions to                                        Additions to
                                           Income (loss)     long-lived                       Income (loss)      long-lived
                            Net Sales       before tax         assets          Net Sales       before tax          assets
----------------------------------------------------------------------------------------------------------------------------
Golf Clubs                    $200,648         $51,859          $7,006          $185,744          $42,827         $  4,014

Golf Balls                       5,960         (14,584)          1,822                             (6,939)          28,441

Reconciling Items(1)                           (10,786)                                           (14,621)
----------------------------------------------------------------------------------------------------------------------------
Consolidated                  $206,608         $26,489          $8,828          $185,744          $21,267          $32,455
============================================================================================================================

(1) Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.



9.   FOREIGN CURRENCY EXCHANGE CONTRACTS
     -----------------------------------
During the three months ended March 31, 2000, the Company entered into forward foreign currency exchange rate contracts to hedge payments due on intercompany transactions from certain wholly-owned foreign subsidiaries and on certain euro-denominated accounts receivable. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset the losses and gains on the transactions being hedged, and the Company does not engage in hedging contracts which exceed the amount of the intercompany transactions. At March 31, 2000, the Company had approximately $53.4 million of foreign exchange contracts outstanding. The contracts mature between April and December 2000. Gains and losses on the contracts are recorded in income. The net realized and unrealized losses from foreign exchange contracts for the three months ended March 31, 2000 and 1999 totaled approximately $327,000 and $640,000, respectively.


10.  SUBSEQUENT EVENTS
     -----------------
Effective April 28, 2000, the Company amended its Amended Credit Agreement (Note
3) and its Accounts Receivable facility (Note 4). The amendments modified certain financial covenants and restrictions relating to the Company's repurchase of shares of its Common Stock.

On May 3, 2000, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in open market or in private transactions, subject to the Company's assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100.0 million. The Company announced that it could begin the repurchase program immediately and expects to complete it by December 31, 2000, unless market conditions change significantly or the program is terminated sooner by the Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements used in this report that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties, including but not limited to market acceptance of current and future products, including its golf ball, seasonality, adverse market and economic conditions, competitive pressures, and costs and potential disruption of business as a result of the transition of the Company's Japanese distribution to a wholly-owned subsidiary, delays, difficulties or increased costs in the manufacturing of the Company's products, including its golf ball, or in the procurement of materials needed to manufacture the Company's products, as well as other risks and uncertainties detailed from time to time in the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

         Three-month periods ended March 31, 2000 and 1999

For the quarter ended March 31, 2000, net sales increased $20.9 million, or 11%, to $206.6 million from $185.7 million in the prior year. The increase is attributable to an increase in sales of stainless steel metal woods, irons and initial sales of golf balls, partially offset by a decrease in sales of titanium metal woods. The increase in sales of stainless steel metal woods was primarily attributable to the January 2000 introduction of Steelhead Plus(TM) Stainless Steel Metal Woods, which accounted for sales of $11.1 million more in the first quarter of 2000 than its predecessor, Steelhead(TM) Stainless Steel Metal Woods, did in the comparable quarter of 1999. The increase in sales of stainless steel metal woods also is attributable to higher average revenue per club, as well as an increase in units sold during this same period. The increase in sales of irons of $34.5 million is primarily due to the January 2000 introduction of Steelhead(TM) X-14(TM) Stainless Steel Irons and sales from Hawk Eye(R) Tungsten Injected(TM) Titanium Irons, which were introduced in September 1999. The dollar increase in iron sales in the first quarter of 2000 vs. the first quarter of 1999 is also attributable to increases in both unit sales and average revenue per club. The Company recorded initial sales of $6.0 million of its Rule 35(TM) Golf Balls, which began shipping in significant quantities in March 2000.

In terms of net sales by region, sales in the United States and Europe increased $17.2 million (17%) to $118.2 million and $6.4 million (22%) to $36.4 million, respectively during the first quarter of 2000 vs. the first quarter of 1999. Sales in Japan decreased $3.8 million (15%) to $21.2 million during this same period, while sales in the Rest of Asia (including Korea) increased $1.8 million (12%) to $16.3 million. Sales in the rest of the world decreased $0.8 million (5%) to $14.5 million in the first quarter of 2000 from the comparable period of 1999.

For the first quarter of 2000, gross margin increased to $94.4 million from $83.5 million in the first quarter of 1999, and as a percentage of net sales increased to 46% from 45%. The increase is attributable to a substantial increase in gross margin of golf club products to 50% of net sales in the first quarter of 2000 from 45% of net sales in the comparable period of 1999, partially offset by costs associated with manufacturing the Company's new golf balls. The improved gross margin for golf club products in the first quarter of 2000 is due primarily to reductions in manufacturing labor and overhead expenses and lower obsolescence charges than in the comparable period of 1999. Gross margin on the Company's golf ball products during the first quarter of 2000 was adversely affected by the write-off of certain early production of inventory that did not meet the Company's quality standards, as well as lower than expected plant utilization and production yields.

Selling expenses in the first quarter of 2000 increased to $43.8 million from $31.3 million in the comparable period of 1999, or 21% and 17% of net sales, respectively. The increase was primarily due to incremental expenses associated with the launch of the Company's new Rule 35(TM) Golf Balls and with expanded golf club sales through the Company's Japanese subsidiary. Prior to 2000, Callaway Golf(R) products were sold in Japan through a third party distributor.

General and administrative expenses decreased to $17.5 million in the first quarter of 2000 from $21.7 million in the comparable period of 1999, or 8% and 12% of net sales, respectively. This decrease is mainly attributable to the shifting of costs associated with the Company's golf ball pre-production period. The costs related to the commencement of production and the sale of golf balls during the first quarter are now included in cost of goods sold.

Research and development expenses decreased to $8.2 million in the first quarter of 2000 from $8.5 million in the first quarter of 1999, or 4% and 5% of net sales, respectively. This decrease resulted primarily from lower depreciation and overhead costs, partially offset by an increase in employee costs.

Other income increased to $1.6 million in the first quarter of 2000 from an expense of $0.8 million in the first quarter of 1999. The $2.4 million increase is primarily attributable to lower interest expense, as the first quarter of 1999 reflects interest on the Company's line of credit and accounts receivable securitization facilities, which were not utilized in the first quarter of 2000 (see Notes 3 and 4 to the unaudited Consolidated Condensed Financial Statements), a decrease in foreign currency transaction losses and an increase in interest income.

For the first quarter of 2000, the Company recorded a provision for income taxes of $10.3 million and recognized a decrease in deferred taxes of $0.7 million. The provision for income taxes as a percentage of income before taxes was 39% and 40%, respectively for the three months ended March 31, 2000 and 1999 as compared to 35% for the year ended December 31, 1999. During the fourth quarter of 1999, the Company realized tax benefits related to non-taxable income from insurance proceeds related to the Company's deferred compensation plan and the reorganization of a foreign subsidiary that lowered the overall effective tax rate for 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, cash and cash equivalents decreased to $68.6 million from $112.6 million at December 31, 1999. This decrease primarily resulted from cash used in operations of $35.2 million and cash used in investing activities of $9.0 million. Cash used in operations reflected the build-up of inventory in anticipation of the traditionally strong spring and summer selling seasons and the increase of accounts receivable due to higher sales in the first quarter of 2000 than in the fourth quarter of 1999. Cash flows used in investing activities resulted primarily from capital expenditures. Financing activities had almost no net impact on cash flows during the first quarter of 2000 as proceeds received from stock option exercises were offset by dividends paid during the period.

The Company's principal source of liquidity, both on a short-term and long-term basis, has been cash flow provided by operations and the Company's credit facilities. The Company currently expects this trend to continue. The Company has a revolving credit facility for up to $120.0 million (the "Amended Credit Agreement") and an $80.0 million accounts receivable securitization facility (the "Accounts Receivable Facility") (see Notes 3 and 4 to the unaudited Consolidated Condensed Financial Statements). During the first quarter of 2000, the Company did not utilize either its Accounts Receivable Facility or its line of credit under the Amended Credit Agreement. At March 31, 2000, the Company had $118.6 million available, net of outstanding letters of credit, under the Amended Credit Agreement, subject to meeting certain availability requirements under a borrowing base formula and other limitations. Also at March 31, 2000, there were no advances under the Accounts Receivable Facility, leaving up to $80.0 million available under this facility.

As a result of the implementation of its plan to improve operating efficiencies (see "Restructuring" below), the Company incurred charges of $54.2 million in the fourth quarter of 1998. Of these charges, $25.5 million were estimated to be non-cash. Since the adoption of this restructuring plan in the fourth quarter of 1998, the Company has made cash outlays for employee termination costs, contract cancellation fees, excess lease costs and other expenses totaling $19.3 million, of which $0.5 million occurred in 2000. As a result of the reversal of a portion of certain restructuring reserves totaling $8.6 million during 1999, expected future cash outlays for restructuring have been reduced and are estimated to be $0.9 million. This amount is expected to be paid by July 2000 (see Note 7 to the unaudited Consolidated Condensed Financial Statements). These cash outlays will be funded by cash flows from operations and, if necessary, the Company's credit facilities. If the actual actions taken by the Company differ from the plans on which these estimates are based, actual losses recorded and resulting cash outlays made by the Company could differ significantly.

Although the Company's golf club operations are mature and historically have generated cash from operations, the Company's golf ball operations are in a developmental stage and to date have not generated cash flows sufficient to fund these operations. The Company does not expect that its golf ball operations will generate sufficient cash to fund these operations for the remainder of 2000. However, the Company believes that, based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, it will be able to maintain its current level of consolidated operations, including purchase commitments, and planned capital expenditures, for the foreseeable future through operating cash flows and its credit facilities. There can be no assurance, however, that future industry specific or other developments, or general economic trends, will not adversely affect the Company's operations or its ability to meet its future cash requirements.

RESTRUCTURING

During the fourth quarter of 1998, the Company recorded a restructuring charge of $54.2 million resulting from a number of cost reduction actions and operational improvements. These actions included the consolidation of the operations of the Company's wholly-owned subsidiary, Odyssey Golf, Inc. ("Odyssey"), into the operations of the Company while maintaining the distinct and separate Odyssey(R) brand image; the discontinuation, transfer or suspension of certain initiatives not directly associated with the Company's core business, such as the Company's involvement with interactive golf sites, golf book publishing, new player development and a golf venue in Las Vegas; and the re-sizing of the Company's core business to reflect current and expected business conditions. The restructuring charges primarily related to: 1) the elimination of job responsibilities, resulting in costs incurred for employee severance; 2) the decision to exit certain non-core business activities, resulting in losses on disposition of assets, as well as excess lease costs; and
3) consolidation of the Company's continuing operations resulting in impairment of assets, losses on disposition of assets and excess lease costs. During 1999, the Company completed its restructuring initiatives. At March 31, 2000, the reserve balance of $0.9 million represents future cash outlays for excess lease costs for a facility in New York City. The Company expects these cash outlays to be completed by July of 2000. The decrease in the reserve balance since December 31, 1999 of $0.5 million represents cash paid for excess lease costs. The Company also has a contingent liability related to this facility (see Note 6 to the unaudited Consolidated Condensed Financial Statements).

CERTAIN FACTORS AFFECTING CALLAWAY GOLF

         Sales

Golf Clubs. The Company previously reported that it believed that the prior
----------
decline in the dollar volume of the premium golf club market may have stabilized. The Company believes that there was growth in the premium golf club market in the United States and abroad in the first quarter of 2000. There is no assurance that the overall dollar volume of the premium golf club market will grow, or that it will not decline, in the near future. Net sales of golf clubs increased 8% to $200.6 million for the first quarter of 2000 compared to the first quarter of 1999. There is no assurance, however, that future market conditions will permit the Company to increase club sales further or even to maintain current sales levels. The Company expects that the increase in club sales will at least in part cannibalize sales for the third and fourth quarters. In addition, in the first quarter of 2000, the Company made more golf clubs than it had in any previous quarter, which helped it achieve the increased sales levels for the quarter. If the Company were to experience delays, difficulties or increased costs in its production of golf clubs, the Company's sales could be adversely affected.

The Company's brands remained number one in the U.S. and the worldwide market for woods, irons and putters in 1999 and first quarter of 2000. Sales of the Company's Great Big Bertha(R) Hawk Eye(R) titanium metal woods (which were released in January, 1999), and Hawk Eye(R) Tungsten Injected(TM) Titanium Irons (which were released in September 1999) were strong during the first quarter of 2000. In addition, there has been exceptional market interest in the introduction of the Company's new products, the Company's Big Bertha(R) Steelhead Plus(TM) Drivers and Fairway Woods, Big Bertha(R) Steelhead(TM) X-14(TM) Irons, and Odyssey(R) White Hot(TM) Putters. No assurances can be given, however, that the demand for these products or the Company's other existing products, or the introduction of new products, will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

Beginning January 1, 2000, the Company began selling Callaway Golf(R) products through its wholly-owned Japanese subsidiary, Callaway Golf Kabushiki Kaisha ("Callaway Golf K.K."), instead of through its former distributor, Sumitomo Rubber Industries, Ltd. ("Sumitomo"). The Company previously reported that there would be a delay in the recording of revenues for sales in Japan as compared to prior periods because revenue is now recorded upon sale to retailers and not upon sale to Sumitomo. Sales in Japan declined 15% in the first quarter of 2000 from the comparable period of 1999.

In addition, the Sumitomo distribution agreement required that Sumitomo purchase specific minimum quantities from the Company. As a direct distributor, the Company will not have the benefit of these guaranteed minimum purchases going forward. Furthermore, there is no assurance that the Company will be able to transcend the cultural and other barriers to successful distribution in Japan or that its sales in Japan will be comparable to or exceed its prior sales to Sumitomo.

Golf Balls. In 1996, the Company formed Callaway Golf Ball Company, a
----------
wholly-owned subsidiary of the Company, for the purpose of designing, manufacturing and selling golf balls. In February 2000, the Company introduced its new Rule 35(TM) Golf Balls. These golf balls are the product of more than three years of research and development and are manufactured in a new facility built by the Company for that purpose. The development of the Company's golf ball business, by plan, has had a significant negative impact on the Company's cash flows, financial position and results of operations and will continue to affect the Company's performance in 2000. In fact, the pre-tax loss generated by the Company's golf ball operations was $14.6 million in the first quarter of 2000 and the Company's golf ball operations could generate approximately $18 to $22 million in additional pre-tax losses in the remaining three quarters of the year.

Although initial demand for the Company's golf balls is promising, there is no assurance that such demand will result in a proportionate amount of actual sales or that consumers will enjoy the balls sufficiently to sustain future sales. Moreover, the success of the Company's new golf ball business could be adversely affected by various factors, including, among others, delays, difficulties or increased costs in manufacturing or in distribution of the golf balls. To date, the Company has experienced higher than expected production costs attributable to yield and other ramp-up issues. The Company is aggressively seeking solutions to these issues and expects production of the golf balls to increase as 2000 progresses. There is no assurance, however, that the Company will be able to manufacture enough balls to meet demand or be able to achieve the operational or sales efficiencies necessary to make its golf ball business profitable. Consequently, there can be no assurance as to whether the golf ball will be commercially successful or that a return on the Company's investment will ultimately be realized. Furthermore, if these issues are not resolved satisfactorily in a timely manner, the Company's results of operations, cash flows and financial position will continue to be negatively affected.

         Gross Margin

The Company's gross margin as a percentage of net sales increased to 46% in the first quarter of 2000 from 45% in the first quarter of 1999. This increase was primarily attributable to a reduction in golf club manufacturing labor and overhead expenses, offset by higher than expected golf ball manufacturing costs, including the unplanned write-off of certain golf ball inventory. In addition, consumer acceptance of current and new product introductions, the sale and disposal of non-current products at reduced sales prices, the sales mix of the Company's high and low margin products and continuing pricing pressure from competitive market conditions may have an adverse effect on the Company's future sales and gross margin. The Company's margins also have been negatively affected by its golf ball business, and the Company expects that its golf ball business will continue to affect negatively its margins for the remainder of 2000. See above "Certain Factors Affecting Callaway Golf Company--Sales."

         Seasonality

In the golf club and golf ball industries, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the Company's fourth and first quarters. The Company's golf club business has generally followed this seasonal trend and the Company expects this to continue generally for both its golf club and golf ball businesses. Although the Company expects to realize operational improvements in its golf ball business as 2000 progresses, expected normal seasonality will limit the positive impact of any operational improvements in 2000. Unusual or severe weather conditions such as the "El Nino" weather patterns experienced during the winter of 1997-1998 may compound or otherwise distort these seasonal effects.

         Competition

The worldwide market for premium golf clubs is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. New product introductions and/or price reductions by competitors continue to generate increased market competition. However, in the first quarter of 2000, as compared to the first quarter of 1999, the Company maintained its unit and dollar market share for woods and increased its unit and dollar market share for irons. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities by competitors will not negatively impact the Company's future sales.

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

The premium golf ball business is also highly competitive with a number of well-established and well-financed competitors, including one competitor with an estimated market share in excess of 50% of the premium golf ball business. These competitors have established market share in the golf ball business, which the Company will need to penetrate for its golf ball business to be successful. Although initial sales of the Company's golf balls are promising, there can be no assurance that the Company's golf balls will obtain the market acceptance necessary to penetrate this established market.

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

New golf club and golf ball products generally seek to satisfy the standards established by the United States Golf Association ("USGA") and the Royal and Ancient Golf Club of St. Andrews ("R&A") because these standards are generally followed by golfers within their respective jurisdictions. There is no assurance that new designs will receive USGA and/or R&A approval, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company's products. On November 2, 1998, the USGA announced the adoption of a test protocol to measure the so-called "spring-like effect" in certain golf clubheads. The R&A announced in a Notice to Manufacturers sent on May 3, 2000 that it was considering a regulation that would specify minimum thicknesses for the walls of a driver, including the face. Action on such a regulation could happen as early as October 1, 2000. Currently, all of the Company's products are believed to be "conforming" under the Rules of Golf as published by the R&A and the USGA with the exception of the ERC(TM) Forged Titanium Driver ("ERC Driver"), some lofts of which have been found by the USGA to be "non-conforming." The ERC Driver is not marketed or sold by the Company in the United States, and the Company does not promote its use by professionals or amateurs in competitive events governed by the USGA's rules. Future actions by the USGA or the R&A may impede the Company's ability to introduce new products and could affect market acceptance of any new products which do not conform to current USGA and R&A regulations. Such actions therefore could have a material adverse effect on the Company's results of operations and cash flows.

Some countries, such as Japan and Canada, have local golf associations that exert some control over the game of golf within their jurisdictions. On April 18, 2000, The Royal Canadian Golf Association ("RCGA") announced that the Company's ERC Driver would be considered a "non-conforming club for all RCGA sanctioned events." The Company has filed a lawsuit against the RCGA for unfairly, improperly and unlawfully interfering with the commercial launch of the ERC Driver. If the RCGA's action is not reversed, it could adversely affect the acceptance of the ERC Driver in Canada. So far, no other local organization within the R&A's general jurisdiction has deviated from the R&A's position and ruled the ERC Driver "non-conforming."

The Company's new products have tended to incorporate significant innovations in design and manufacture, which have often resulted in higher prices for the Company's products relative to other products in the marketplace. For example, the Company's golf balls are premium golf balls and there are many lower priced non-premium golf balls sold by others. There can be no assurance that a significant percentage of the public will always be willing to pay such premium prices for golf equipment or that the Company will be able to continue to design and manufacture premium products that achieve market acceptance in the future.

The rapid introduction of new golf club or golf ball products by the Company could result in close-outs of existing inventories at both the wholesale and retail levels. Such close-outs can result in reduced margins on the sale of older products, as well as reduced sales of new products, given the availability of older products at lower prices. The Company experienced some of these effects in 1999 with respect to golf clubs and could experience similar effects in future years as the Company from time to time introduces new golf club or golf ball products or misjudges demand.

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


         Product Returns

The Company supports all of its golf clubs with a limited two year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors which use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. While any breakage or warranty problems are deemed significant to the Company, the incidence of clubs returned to date has not been material in relation to the volume of Callaway Golf(R) clubs that have been sold.

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

During the first quarter of 2000, the Company began selling its Rule 35(TM) Golf Balls, the majority of which were sold in March. To date, the Company has not experienced significant returns of its golf balls, and in light of the quality control procedures implemented in the production of its golf balls, the Company does not expect a significant amount of defective ball returns. If there were a significant amount, however, it could have a material adverse effect upon its golf ball business.

         Credit Risk

The Company primarily sells its products to golf equipment retailers, wholly-owned domestic and foreign subsidiaries and foreign distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from these customers. Historically, the Company's bad debt expense has been low. However, a downturn in the retail golf equipment market, like the one experienced in 1998 and 1999, primarily in the United States, could result in increased delinquent or uncollectible accounts for some of the Company's significant customers. In addition, the Company's transition in Japan from selling to one distributor to selling directly to many retailers could increase the Company's delinquent or uncollectible accounts. There can be no assurance that failure of the Company's customers to meet their obligations to the Company will not adversely impact the Company's results of operations, financial position or cash flows.

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

The Company is also dependent on a limited number of suppliers for the materials it uses to make its golf balls. Many of the materials, including the golf ball cover, are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company's golf ball business. If the Company did experience any such delays or interruptions, there is no assurance that the Company would be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.

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

The Company's size has made it a large consumer of certain materials, including titanium alloys and carbon fiber. The Company does not make these materials itself, and must rely on its ability to obtain adequate supplies in the world marketplace in competition with other users of such materials. While the Company has been successful in obtaining its requirements for such materials thus far, there can be no assurance that it always will be able to do so. An interruption in the supply of such materials or a significant change in costs could have a material adverse effect on the Company.

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

An increasing number of the Company's competitors have, like the Company itself, sought to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs. From time to time others have or may contact the Company to claim that they have proprietary rights that have been infringed by the Company and/or its products. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no interruptions in the Company's business as a result of any claims of infringement. No assurance can be given, however, that the Company will not be adversely affected in the future by the assertion of intellectual property rights belonging to others. This effect could include alteration or withdrawal of existing products and delayed introduction of new products.

Various patents have been issued to the Company's competitors in the golf ball industry. As Callaway Golf Ball Company developed its new golf ball product, it attempted to avoid infringing valid patents or other intellectual property rights. Despite these attempts, it cannot be guaranteed that a competitor will not assert and/or a court will not find that the new golf ball products infringe any patent or other rights of competitors. If the new golf ball product is found to infringe on protected technology, there is no assurance that the Company would be able to obtain a license to use such technology, and it could incur substantial costs to redesign its golf ball product and/or defend legal actions.

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

         "Gray Market" Distribution

Some quantities of the Company's products find their way to unapproved outlets or distribution channels. This "gray market" for the Company's products can undermine authorized retailers and foreign wholesale distributors who promote and support the Company's products, and can injure the Company's image in the minds of its customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling Callaway Golf(R) products to unauthorized distributors and/or an increase in sales returns over historical levels. For example, the Company experienced a decline in sales in the United States in 1998, and believes the decline was due, in part, to a decline in "gray market" shipments to Asia and Europe. While the Company has taken some lawful steps to limit commerce in its products in the "gray market" in both the U.S. and abroad, it has not stopped such commerce.

         Golf Professional Endorsements

The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf(R) and Odyssey(R) branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Senior PGA Tour, the PGA Tour, the LPGA Tour, the PGA European Tour and the Japan Golf Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor's products despite contractual commitments. If certain of the Company's professional endorsers were to stop using the Company's products contrary to their endorsement agreements, the Company's business could be adversely affected in a material way by the negative publicity.

Many professional golfers throughout the world use the Company's golf clubs even though they are not contractually bound to do so and do not grant any endorsement to the Company. The Company has created cash pools ("Pools") that reward such usage. However, in 1999 and so far in 2000, as compared to 1998, the Company significantly reduced these Pools for both Callaway Golf(R) and Odyssey(R) brand products for the PGA and the Senior PGA Tours, and has significantly reduced the Pools for Odyssey(R) brand products and eliminated the Pools for Callaway Golf(R) brand products for the LPGA and buy.com (formerly
Nike) tours. The Company expects that the Pools for 2000 will be comparable to 1999. In addition, many other companies are aggressively seeking the patronage of these professionals, and are offering many inducements, including specially designed products and significant cash rewards. As a result, in 1999, usage of the Company's drivers on the PGA, Senior PGA, LPGA and buy.com tours was substantially reduced compared to 1998. This trend may continue in 2000.

In the past, the Company has experienced an exceptional level of driver penetration on the world's five major professional tours, and the Company has heavily advertised that fact. While it is not clear to what extent professional usage contributes to retail sales, it is possible that a decline in the level of professional usage of the Company's products could have a material adverse effect on the Company's business.

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

         International Distribution

The Company's management believes that controlling the distribution of its products in certain major markets in the world has been and will be an element in the future growth and success of the Company. The Company has reorganized a substantial portion of its international operations, including the acquisition of distribution rights in certain key countries in Europe, Asia and North America. These efforts have resulted and will continue to result in additional investments in inventory, accounts receivable, corporate infrastructure and facilities. The integration of foreign distribution into the Company's international sales operations will continue to require the dedication of management and other Company resources.

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

The Company previously appointed Sumitomo as the sole distributor of Callaway Golf(R) clubs in Japan, through a distribution agreement that ended December 31, 1999. In 1999, 1998 and 1997, sales to Sumitomo accounted for 7%, 8% and 10%, respectively, of the Company's net sales. In the fourth quarter of 1999, the Company successfully completed negotiations with Sumitomo to provide a smooth transition of its business. Effective January 1, 2000, the Company began distributing Callaway Golf(R) brand products through Callaway Golf K. K., which also distributes Odyssey(R) products and will also distribute Callaway Golf(TM) balls. There are significant risks associated with the Company's intention to effectuate distribution of Callaway Golf(R) products in Japan through Callaway Golf K. K. rather than through Sumitomo. Some of these risks include increased delinquent and uncollectible accounts now that the Company will be collecting its receivables from many retailers as opposed to only one distributor. Furthermore, the Company will no longer have the benefit of the minimum purchases that Sumitomo was required to make. It is possible that these circumstances could have a material adverse effect on the Company's operations and financial performance.

         Euro Currency

Many of the countries in which the Company sells its products are Member States of the Economic and Monetary Union ("EMU"). Beginning January 1, 1999, Member States of the EMU have the option of trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships until 2002 when their local currencies will be phased out. The current version of the Company's enterprise-wide business system does not support transactions denominated in euro. The Company is in the process of upgrading its business systems to a more current software release that will support transactions denominated in euro. The Company intends to enable the euro functionality of its upgraded system no later than its third quarter in 2001. Until such time as the upgrade has occurred and the euro functionality has been enabled, transactions denominated in euro will be processed manually. To date, the Company has not experienced, and does not anticipate in the near future, a large demand from its customers to transact in euro. Additionally, the Company does not believe that it will incur material costs specifically associated with manually processing data or preparing its business systems to operate in either the transitional period or beyond. However, there can be no assurance that the conversion of EMU Member States to euro will not have a material adverse effect on the Company and its operations.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of foreign currency fluctuations due to its international operations and certain export sales. The Company is exposed to both transactional currency/functional currency and functional currency/reporting currency exchange rate risks. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in the value of foreign currencies. Pursuant to its foreign exchange hedging policy, the Company may use forward foreign currency exchange rate contracts to hedge certain firm commitments and the related receivables and payables. During the first quarter of 2000, the Company entered into such contracts on behalf of three of its wholly-owned subsidiaries, Callaway Golf Europe Ltd., Callaway Golf K.K. and Callaway Golf Canada Ltd. The Company also hedged certain euro-denominated accounts receivable during the first quarter of 2000. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. These foreign exchange contracts generally do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the transactions being hedged, and the Company does not engage in hedging contracts which exceed the amounts of these transactions.

Also pursuant to its foreign exchange hedging policy, the Company expects that it also may hedge anticipated transactions denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives will be used only to the extent considered necessary to meet the Company's objectives and the Company does not enter into forward contracts for speculative purposes. The Company's foreign currency exposures include most European currencies, Japanese yen, Canadian dollars and Korean won.

Additionally, the Company is exposed to interest rate risk from its Accounts Receivable Facility and Amended Credit Agreement (see Notes 3 and 4 to the Company's unaudited Consolidated Condensed Financial Statements) which are indexed to the LIBOR and Redwood Receivables Corporation Commercial Paper Rate. No amounts were advanced or outstanding under these facilities at March 31, 2000.

Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2000 through its derivative financial instruments.

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

The estimated maximum one-day loss in earnings from the Company's foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $5.7 million at March 31, 2000. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

Notes 3 and 4 to the unaudited Consolidated Condensed Financial Statements outline the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K:

a.     Exhibits
       --------
          3.1 Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the "Commission") on July 1, 1999 (file no. 1-10962).

          3.2        Bylaws, incorporated herein by this reference to
                     Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the Commission on July 1, 1999
                     (file no. 1-10962).

        10.40 Second Amendment to Chairman and Founder Employment Agreement, effective as of March 29, 2000, by and between the Company and Mr. Callaway.(+)

        10.41 First Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2000, by and among Callaway Golf Company, the other credit parties signatory to the Credit Agreement, the lenders signatory to this Amendment, and General Electric Capital Corporation.(+)

        10.42 First Amendment to Receivables Transfer Agreement, dated as of April 28, 2000, among Callaway Golf Sales Company, Callaway Golf Company and Golf Funding Corporation.(+)

        27.1         Financial Data Schedule.(+)


b.     Reports on Form 8-K

       None

-----------------------------
(+)Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CALLAWAY GOLF COMPANY



Date:    May 12, 2000                       PRINCIPAL EXECUTIVE OFFICER:



                                      /s/   Ely Callaway
                                            ------------------------------------
                                            Ely Callaway
                                            Chairman and Chief Executive Officer



                                            ACTING PRINCIPAL FINANCIAL OFFICER:



                                      /s/   Charles J. Yash
                                            ------------------------------------
                                            Charles J. Yash
                                            President


                                            ACTING PRINCIPAL ACCOUNTING OFFICER:



                                      /s/   Kenneth E. Wolf
                                            ------------------------------------
                                            Kenneth E. Wolf
                                            Senior Vice President, Finance
                                            and Controller

                                  EXHIBIT INDEX


Exhibit         Description
-------         -----------
3.1             Certificate of Incorporation, incorporated herein by
                this reference to Exhibit 3.1 to the Company's
                Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the "Commission") on July 1, 1999 (file no. 1-10962).

3.2 Bylaws, incorporated herein by this reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

10.40 Second Amendment to Chairman and Founder Employment Agreement, effective as of March 29, 2000, by and between the Company and Mr. Callaway.(+)

10.41 First Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2000, by and among Callaway Golf Company, the other credit parties signatory to the Credit Agreement, the lenders signatory to this Amendment, and General Electric Capital Corporation.(+)

10.42 First Amendment to Receivables Transfer Agreement, dated as of April 28, 2000, among Callaway Golf Sales Company, Callaway Golf Company and Golf Funding Corporation.(+)

27.1            Financial Data Schedule.(+)

-----------------------------
(+)Included with this Report.