Form 10-Q
period 2000-06-30
CALLAWAY GOLF CO /CA
filed 2000-08-14
CIK 837465

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] .

   The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of July 31, 2000 was 75,471,989.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CALLAWAY GOLF COMPANY

                                     INDEX

                                                                           Page
                                                                           ----
 Part I. Financial Information

 Item 1. Financial Statements

         Consolidated Condensed Balance Sheet at June 30, 2000 and           3
          December 31, 1999.............................................

         Consolidated Condensed Statement of Operations for the three        4
          and six months ended June 30, 2000 and 1999...................

         Consolidated Condensed Statement of Cash Flows for the six          5
          months ended June 30, 2000 and 1999...........................

         Consolidated Condensed Statement of Shareholders' Equity for        6
          the six months ended June 30, 2000............................

         Notes to Consolidated Condensed Financial Statements...........     7

 Item 2. Management's Discussion and Analysis of Financial Condition and    11
          Results of Operations.........................................

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.....    22

 Part II. Other Information

 Item 1. Legal Proceedings..............................................    23

 Item 2. Changes in Securities and Use of Proceeds......................    23

 Item 3. Defaults Upon Senior Securities................................    23

 Item 4. Submission of Matters to a Vote of Security Holders............    23

 Item 5. Other Information..............................................    24

 Item 6. Exhibits and Reports on Form 8-K...............................    24

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                             CALLAWAY GOLF COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (In thousands, except share and per share data)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 87,180     $112,602
  Accounts receivable, net (Note 4)...................   144,412       54,252
  Inventories, net....................................    99,140       97,938
  Deferred taxes......................................    30,948       32,558
  Other current assets................................    10,928       13,122
                                                        --------     --------
    Total current assets..............................   372,608      310,472

Property, plant and equipment, net....................   140,292      142,214
Intangible assets, net................................   116,145      120,143
Other assets..........................................    44,087       43,954
                                                        --------     --------
                                                        $673,132     $616,783
                                                        ========     ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses...............  $ 50,091     $ 46,664
  Accrued employee compensation and benefits..........    25,215       21,126
  Accrued warranty expense............................    40,204       36,105
  Accrued restructuring costs.........................       324        1,379
  Income taxes payable................................    21,846
                                                        --------     --------
    Total current liabilities.........................   137,680      105,274

 Long-term liabilities:
  Deferred compensation...............................    11,162       11,575

Commitments and contingencies (Note 6)

Shareholders' equity:
  Preferred Stock, $.01 par value, 3,000,000 shares
   authorized, none issued and outstanding at June 30,
   2000 and December 31, 1999
  Common Stock, $.01 par value, 240,000,000 shares
   authorized, 78,052,930 and 76,302,196 issued at
   June 30, 2000, and December 31, 1999,
   respectively.......................................       781          763
  Paid-in capital.....................................   323,664      307,329
  Unearned compensation...............................    (1,983)      (2,784)
  Retained earnings...................................   339,348      288,090
  Accumulated other comprehensive income..............    (1,077)         280
  Less: Grantor Stock Trust (5,300,000 shares) at
   market.............................................   (86,443)     (93,744)
                                                        --------     --------
                                                         574,290      499,934
  Less: Common Stock held in treasury, at cost,
   2,580,941 shares at June 30, 2000 and none at
   December 31, 1999..................................   (50,000)
                                                        --------     --------
    Total shareholders' equity........................   524,290      499,934
                                                        --------     --------
                                                        $673,132     $616,783
                                                        ========     ========

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                             Three Months Ended            Six Months Ended
                                  June 30,                     June, 30
                          ---------------------------  ---------------------------
                              2000          1999           2000          1999
                          ------------  -------------  ------------  -------------
Net sales...............  $289,034 100% $229,708  100% $495,642 100% $415,452  100%
Cost of goods sold......   141,507  49%  121,044   53%  253,687  51%  223,268   54%
                          -------- ---  --------  ---  -------- ---  --------  ---
  Gross profit..........   147,527  51%  108,664   47%  241,955  49%  192,184   46%

Operating expenses:
  Selling...............    49,719  17%   34,942   15%   93,520  19%   66,242   16%
  General and
   administrative.......    17,614   6%   22,852   10%   35,120   7%   44,455   11%
  Research and
   development..........     8,132   3%    8,279    4%   16,349   3%   16,733    4%
  Restructuring.........                     362                          487
                          -------- ---  --------  ---  -------- ---  --------  ---

Income from operations..    72,062  25%   42,229   18%   96,966  20%   64,267   15%
Other income (expense),
 net....................     2,141        (1,393)         3,725        (2,165)
                          -------- ---  --------  ---  -------- ---  --------  ---

Income before income
 taxes..................    74,203  26%   40,836   18%  100,691  20%   62,102   15%
Provision for income
 taxes..................    29,233        16,065         39,516        24,509
                          -------- ---  --------  ---  -------- ---  --------  ---
Net income..............  $ 44,970  16% $ 24,771   11% $ 61,175  12% $ 37,593    9%
                          ======== ===  ========  ===  ======== ===  ========  ===

Earnings per common
 share:
  Basic.................  $   0.64      $   0.35       $   0.86      $   0.54
  Diluted...............  $   0.62      $   0.35       $   0.84      $   0.53

Common equivalent
 shares:
  Basic.................    70,693        70,302         70,946        70,142
  Diluted...............    72,686        71,407         72,584        70,989

Dividends paid per
 share..................  $   0.07      $   0.07       $   0.14      $   0.14


     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                            Six months ended
                                                                June 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Cash flows from operating activities:
  Net income............................................... $ 61,175  $ 37,593
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization..........................   19,739    17,529
    Loss on disposal of assets.............................      332       636
    Non-cash compensation..................................    1,381       997
    Tax benefit from exercise of stock options.............    4,475     1,294
    Deferred taxes.........................................    2,663     2,753
    Changes in assets and liabilities, net of effects from
     acquisitions:
      Accounts receivable, net.............................  (92,139)  (52,677)
      Inventories, net.....................................   (2,403)   64,089
      Other assets.........................................      294    (5,731)
      Accounts payable and accrued expenses................    7,291     4,662
      Accrued employee compensation and benefits...........    4,106    12,062
      Accrued warranty expense.............................    4,098     2,210
      Income taxes payable.................................   21,771       899
      Accrued restructuring costs..........................   (1,056)   (4,177)
      Deferred compensation................................     (413)    1,394
      Accrued restructuring costs - long term..............               (888)
                                                            --------  --------
  Net cash provided by operating activities................   31,314    82,645
                                                            --------  --------

Cash flows from investing activities:
  Business acquisitions, net of cash acquired..............     (426)     (495)
  Capital expenditures.....................................  (16,168)  (41,456)
  Proceeds from sale of assets.............................       79     5,049
                                                            --------  --------
  Net cash used in investing activities....................  (16,515)  (36,902)
                                                            --------  --------

Cash flows from financing activities:
  Issuance of Common Stock.................................   18,599     3,919
  Dividends paid...........................................   (9,917)   (9,851)
  Acquisition of Treasury Stock............................  (50,000)
  Proceeds from sale-leaseback of equipment................    1,268
  Proceeds from note payable...............................             12,625
  Line of credit, net......................................            (70,919)
                                                            --------  --------
  Net cash used in financing activities....................  (40,050)  (64,226)
                                                            --------  --------
Effect of exchange rate changes on cash....................     (171)     (237)
                                                            --------  --------
Net decrease in cash and cash equivalents..................  (25,422)  (18,720)
Cash and cash equivalents at beginning of period...........  112,602    45,618
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 87,180  $ 26,898
                                                            ========  ========

     See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
                                (In thousands)

                                                                                                         Accumulated
                                                         Common Stock                                       Other
                                                         -------------  Paid-in     Unearned   Retained  Comprehensive
                                                         Shares  Amount Capital   Compensation Earnings     Income       GST
                                                         ------  ------ --------  ------------ --------  ------------- --------
Balance, December 31, 1999.............................  76,302   $763  $307,329    $(2,784)   $288,090     $   280    $(93,744)
Exercise of stock options..............................   1,561     16    16,610
Cancellation of Restricted Common Stock................      (5)            (163)       163
Tax benefit from exercise of stock options.............                    4,475
Acquisition of Treasury Stock..........................
Compensatory stock and stock options...................                      743        638
Employee stock purchase plan...........................     195      2     1,971
Cash dividends.........................................                                         (10,659)
Dividends on shares held by GST........................                                             742
Adjustment of GST shares to market value...............                   (7,301)                                         7,301
Equity adjustment from foreign currency translation....                                                      (1,357)
Net income.............................................                                          61,175
                                                         ------   ----  --------    -------    --------     -------    --------
Balance, June 30, 2000.................................  78,053   $781  $323,664    $(1,983)   $339,348     $(1,077)   $(86,443)
                                                         ======   ====  ========    =======    ========     =======    ========

                                                           Treasury Stock
                                                         -------------------                Comprehensive
                                                         Shares       Amount       Total       Income
                                                         ------       ------     --------  -------------
Balance, December 31, 1999.............................                          $499,934
Exercise of stock options..............................                            16,626
Cancellation of Restricted  Common Stock...............
Tax benefit from exercise of stock options.............                             4,475
Acquisition of Treasury Stock..........................  (2,581)    $(50,000)     (50,000)
Compensatory stock and stock options...................                             1,381
Employee stock purchase plan...........................                             1,973
Cash dividends.........................................                           (10,659)
Dividends on shares held by GST........................                               742
Adjustment of GST shares to market value...............
Equity adjustment from foreign currency translation....                            (1,357)      $(1,357)
Net income.............................................                            61,175        61,175
                                                         ------     --------     --------       -------
Balance, June 30, 2000.................................  (2,581)    $(50,000)    $524,290       $59,818
                                                         ======     ========     ========       =======

    See accompanying notes to consolidated condensed financial statements.

                             CALLAWAY GOLF COMPANY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

   The accompanying financial information for the three and six months ended June 30, 2000 and 1999 has been prepared by Callaway Golf Company (the "Company") and has not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.

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

   Certain prior period amounts have been reclassified to conform with the current presentation.

2. Inventories

                                                         June 30,   December 31,
                                                           2000         1999
                                                        ----------- ------------
                                                        (Unaudited)
   Inventories, net (in thousands):
     Raw materials.....................................  $ 48,604     $ 45,868
     Work-in-process...................................     2,551        1,403
     Finished goods....................................    56,153       65,661
                                                         --------     --------
                                                          107,308      112,932
     Less reserve for obsolescence.....................    (8,168)     (14,994)
                                                         --------     --------
                                                         $ 99,140     $ 97,938
                                                         ========     ========

3. Bank Line of Credit

   The Company has a revolving credit facility of up to $120.0 million (the "Amended Credit Agreement"). The Amended Credit Agreement is secured by substantially all of the assets of the Company and expires in February 2004. The Amended Credit Agreement bears interest at the Company's election at the London Interbank Offering Rate ("LIBOR") plus a margin or the higher of the base rate on corporate loans at large U.S. money center commercial banks (prime rate) or the Federal Funds Rate plus 50 basis points. The Amended Credit Agreement requires the Company to maintain certain minimum financial ratios including a fixed charge coverage ratio, as well as other restrictive covenants. As of June 30, up to $118.6 million of the credit facility remained available for borrowings (including a reduction of $1.4 million for outstanding letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations.

   Effective April 28, 2000, the Company entered into the First Amendment to the Amended Credit Agreement which modified certain financial covenants and restrictions relating to the Company's repurchase of shares of its Common Stock.

                             CALLAWAY GOLF COMPANY

                                  (Unaudited)


4. Accounts Receivable Securitization

   The Company's wholly-owned subsidiary, Callaway Golf Sales Company, sells trade receivables on an ongoing basis to its wholly-owned subsidiary, Golf Funding Corporation ("Golf Funding"). Pursuant to an agreement with a securitization company (the "Accounts Receivable Facility"), Golf Funding, in turn, sells such receivables to the securitization company on an ongoing basis, which yields proceeds of up to $80.0 million at any point in time. Golf Funding's sole business is the purchase of trade receivables from Callaway Golf Sales Company. Golf Funding is a separate corporate entity with its own separate creditors, which in the event of its liquidation would be entitled to be satisfied out of Golf Funding's assets prior to any value in Golf Funding becoming available to the Company. The Accounts Receivable Facility expires in February 2004.

   Under the Accounts Receivable Facility, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of June 30, 2000, no amount was outstanding under the Accounts Receivable Facility. Fees incurred in connection with this facility for the three and six months ended June 30, 2000 were $76,000 and $152,000, respectively, and for the three and six months ended June 30, 1999 were $315,000 and $673,000, respectively. These fees were recorded in other income (expense).

   Effective April 28, 2000, the Company entered into the First Amendment to the Accounts Receivable Facility, which modified certain financial covenants and restrictions relating to the Company's repurchase of shares of its Common Stock.

5. Earnings per Share

   A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the three and six months ended June 30, 2000 and 1999 is presented below.

                                                  Three Months     Six Months
                                                      Ended           Ended
                                                    June 30,        June 30,
(in thousands, except per share data)            --------------- ---------------
                                                  2000    1999    2000    1999
                                                 ------- ------- ------- -------
                                                           (Unaudited)
Net income...................................... $44,970 $24,771 $61,175 $37,593
                                                 ======= ======= ======= =======
Weighted-average shares outstanding:
  Weighted-average shares outstanding - Basic...  70,693  70,302  70,946  70,142
  Dilutive securities...........................   1,993   1,105   1,638     847
                                                 ------- ------- ------- -------
  Weighted average shares outstanding -
    Diluted.....................................  72,686  71,407  72,584  70,989
                                                 ======= ======= ======= =======
Earnings per common share
  Basic......................................... $  0.64 $  0.35 $  0.86 $  0.54
  Diluted....................................... $  0.62 $  0.35 $  0.84 $  0.53

   For the three months ended June 30, 2000 and 1999, 8,482,000 and 10,132,000, respectively, options outstanding were excluded from the calculations, as their effect would have been antidilutive. For the six months ended June 30, 2000 and 1999, 8,986,000 and 11,027,000, respectively, options outstanding were excluded from the calculations, as their effect would have been antidilutive.

6. Commitments and Contingencies

   At June 30, 2000, the Company is contingently liable for lease payments totaling $6.6 million. This contingency is the result of the assignment of an operating lease to a third party and expires in February 2003.

                             CALLAWAY GOLF COMPANY

                                  (Unaudited)


   The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2000. Management believes, however, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's annual consolidated financial position, results of operations or cash flows.

7. Treasury Stock

   On May 3, 2000, the Company announced that its Board of Directors authorized it to repurchase its Common stock in the open market or in private transactions, subject to the Company's assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100.0 million. The Company began its repurchase program in May 2000 and expects to complete it by December 31, 2000, unless market conditions change significantly or the program is terminated sooner by the Board of Directors. During the second quarter of 2000, the Company spent $50.0 million to repurchase 2.6 million shares of its Common Stock at an average cost of $19.37 per share.

   The Company's repurchases of shares of Common Stock are recorded at average cost in "Common Stock held in treasury" and result in a reduction of "Shareholders' equity." At June 30, 2000, retained earnings was restricted in the amount of $50.0 million, representing the cost of 2.6 million shares of Common Stock held in treasury.

8. Restructuring

   During the fourth quarter of 1998, the Company recorded a restructuring charge of $54.2 million resulting from a number of cost reduction actions and operational improvements. These actions included the consolidation of the operations of the Company's wholly-owned subsidiary, Odyssey Golf, Inc. ("Odyssey"), into the operations of the Company while maintaining the distinct and separate Odyssey(R) brand image; the discontinuation, transfer or suspension of certain initiatives not directly associated with the Company's core business, such as the Company's involvement with interactive golf sites, golf book publishing, new player development and a golf venue in Las Vegas; and the re-sizing of the Company's core business to reflect current and expected business conditions. The restructuring charges primarily related to:
1) the elimination of job responsibilities, resulting in costs incurred for employee severance; 2) the decision to exit certain non-core business activities, resulting in losses on disposition of assets, as well as excess lease costs; and 3) consolidation of the Company's continuing operations resulting in impairment of assets, losses on disposition of assets and excess lease costs. During 1999, the Company completed its restructuring initiatives. At June 30, 2000, the reserve balance of $0.3 million represents future cash outlays for excess lease costs for a facility in New York City. The Company expects these cash outlays to be completed by July 2000. The decrease in the reserve balance since December 31, 1999 of $1.1 million represents cash paid for excess lease costs. The Company also has a contingent liability related to this facility (Note 6).

9. Segment Information

   The Company's operating segments are organized on the basis of products and include golf clubs and golf balls. The Golf Clubs segment consists of Callaway Golf(R) titanium and stainless steel metal woods and irons, Callaway Golf(R) and Odyssey(R) putters and wedges, and related accessories. The Golf Balls segment consists of golf balls that are designed, manufactured, marketed and distributed by the Company's wholly-owned subsidiary,

                             CALLAWAY GOLF COMPANY

                                  (Unaudited)

Callaway Golf Ball Company. Beginning January 1, 2000, management changed its method of allocating certain corporate costs and other income (expense) used in evaluating segment income (loss) before tax. As a result, certain amounts are attributable to neither segment in the determination of its income (loss) before tax. Additionally, beginning April 1, 2000, management further changed its method of allocating these costs between segments. Prior period amounts have been reclassified to reflect the current allocation methodology. The table below contains information utilized by management to evaluate its operating segments for the interim periods presented.

                                           Three Months Ended
                                                June 30,
                                               (unaudited)
                         ---------------------------------------------------------
                                    2000                         1999
                         ---------------------------- ----------------------------
                                   Income   Additions           Income   Additions
                                   (loss)   to long-            (loss)   to long-
                           Net     before     lived     Net     before     lived
                          sales     tax      assets    sales     tax      assets
                         -------- --------  --------- -------- --------  ---------
Golf Clubs.............. $278,564 $ 97,004   $ 6,265  $229,708 $ 64,070   $   421
Golf Balls..............   10,470  (13,380)    1,075             (7,574)    9,458
Reconciling Items(1)....            (9,421)                     (15,660)
                         -------- --------   -------  -------- --------   -------
Consolidated............ $289,034 $ 74,203   $ 7,340  $229,708 $ 40,836   $ 9,879
                         ======== ========   =======  ======== ========   =======
                                            Six Months Ended
                                                June 30,
                                               (unaudited)
                         ---------------------------------------------------------
                                    2000                         1999
                         ---------------------------- ----------------------------
                                   Income   Additions           Income   Additions
                                   (loss)   to long-            (loss)   to long-
                           Net     before     lived     Net     before     lived
                          sales     tax      assets    sales     tax      assets
                         -------- --------  --------- -------- --------  ---------
Golf Clubs.............. $479,213 $148,863   $13,271  $415,452 $106,897   $ 4,434
Golf Balls..............   16,429  (27,964)    2,897            (14,512)   37,900
Reconciling Items(1)....           (20,208)                     (30,283)
                         -------- --------   -------  -------- --------   -------
Consolidated............ $495,642 $100,691   $16,168  $415,452 $ 62,102   $42,334
                         ======== ========   =======  ======== ========   =======

--------
(1) Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

10. Foreign Currency Exchange Contracts

   During the three and six months ended June 30, 2000, the Company entered into forward foreign currency exchange rate contracts to hedge payments due on intercompany transactions from certain wholly-owned foreign subsidiaries and on certain euro-denominated accounts receivable. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset the losses and gains on the transactions being hedged, and the Company does not engage in hedging contracts which exceed the amount of the intercompany transactions. At June 30, 2000, the Company had approximately $49.3 million of foreign exchange contracts outstanding. The contracts mature between July and December 2000. Gains and losses on the contracts are recorded in income. The net realized and unrealized gains from foreign exchange contracts for the three and six months ended June 30, 2000 totaled approximately $2,307,000 and $1,980,000, respectively, and for the three and six months ended June 30, 1999, net realized gains totaled $188,000 and $828,000, respectively.

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

Results of Operations

 Three-month periods ended June 30, 2000 and 1999

   For the quarter ended June 30, 2000, net sales increased $59.3 million, or 26%, to $289.0 million from $229.7 million in the comparable period of the prior year. The increase is attributable to an increase in sales of irons and metal woods, as well as sales of golf balls. The increase in sales of irons of 64% to $108.2 million is primarily attributable to sales of Great Big Bertha(R) Hawk Eye(R) Tungsten Injected(TM) Titanium Irons in the second quarter of 2000, which were not sold during the comparable quarter of 1999. The increase in sales of irons also is attributable to sales of Steelhead(TM) X-14(TM) Stainless Steel Irons, which were introduced in January 2000, and which generated higher revenue during the second quarter of 2000 than its predecessor, Steelhead(TM) X-12(R) Stainless Steel Irons, did in the comparable quarter of the prior year. The overall increase in sales of metal woods of 4% to $146.1 million is attributable to the January 2000 introduction of Steelhead Plus(TM) Stainless Steel Metal Woods, which generated higher revenue in the second quarter of 2000 than its predecessor, Steelhead(TM) Stainless Steel Metal Woods, did in the comparable quarter of 1999, and to sales of ERC(TM) Forged Titanium Drivers, which began shipping in significant quantities in the second quarter of 2000. However, this increase was partially offset by a decrease in sales of titanium metal woods during the second quarter of 2000 from the comparable quarter of 1999, largely due to a decrease in sales of Great Big Bertha(R) Hawk Eye(R) Titanium Metal Woods. Sales of close-out products in the second quarter of 1999, which did not occur in the comparable period of 2000, also contributed to the decrease in sales of titanium metal woods during the quarter. The Company recorded sales of $10.5 million of its Rule 35(TM) Golf Balls in the second quarter of 2000. This product was not sold in the comparable period of 1999.

   During the second quarter of 2000, sales increased in virtually all regions as compared with the second quarter of 1999. Sales in the United States increased $18.9 million (14%) to $154.2 million during the second quarter of 2000 versus the second quarter of 1999 and sales in Europe increased $10.6 million (27%) to $50.1 million during this same period. Sales in Japan increased $24.4 million (176%) to $38.2 million and sales in the Rest of Asia increased $5.4 million (25%) to $27.0 million in the second quarter of 2000 as compared with the second quarter of 1999. Sales in the regions comprising the Rest of World remained constant at $19.5 million in the second quarter of 2000 versus the second quarter of 1999.

   For the second quarter of 2000, cost of goods sold increased to $141.5 million from $121.0 million in the second quarter of 1999, and as a percentage of net sales improved to 49% from 53%. The overall decrease in cost of goods sold as a percentage of net sales is attributable to a substantial improvement in cost of goods sold of golf club products to 46% of net sales in the second quarter of 2000 from 53% of net sales in the comparable period of 1999, partially offset by costs associated with manufacturing the Company's new golf balls. The improved cost of goods sold as a percentage of net sales for golf club products in the second quarter of 2000 is due primarily to reductions in manufacturing labor and overhead expenses, a favorable product sales mix primarily related to sales of ERC(TM) Forged Titanium Drivers during the quarter, and the negative effect that close-out sales at substantially reduced prices during the second quarter of 1999 had on that period's cost of goods sold as a percentage of net sales. Cost of goods sold for the Company's golf ball products during the second quarter of 2000 was adversely affected by lower than expected plant utilization and production yields.

   Selling expenses in the second quarter of 2000 increased to $49.7 million (17% of net sales) from $34.9 million (15% of net sales) in the second quarter of 1999. The increase was primarily attributable to incremental expenses associated with the launch of the Company's new Rule 35(TM) Golf Balls and with expanded golf club sales through the Company's Japanese subsidiary. Prior to 2000, Callaway Golf(R) products were sold in Japan through a third party distributor. Expenses related to product endorsement also contributed to the increase.

   General and administrative expenses in the second quarter of 2000 decreased to $17.6 million (6% of net sales) from $22.9 million (10% of net sales) in the comparable quarter of 1999. This decrease is mainly attributable to the shifting of costs associated with the Company's golf ball pre-production period to cost of goods sold (i.e., the costs related to the production of golf balls during the quarter are now included in cost of goods sold rather than general and administrative expenses). This decrease was partially offset by an increase in bad debt expense.

   Research and development expenses in the second quarter of 2000 decreased slightly to $8.1 million (3% of net sales) from $8.3 million (4% of net sales) in the second quarter of 1999. This decrease is primarily attributable to a decrease in research expenses, partially offset by increases in tooling expenses and employee-related costs.

   Other income in the second quarter of 2000 increased to $2.1 million from an expense of $1.4 million in the comparable quarter of 1999. This $3.5 million increase is primarily attributable to foreign currency transaction gains during the quarter versus losses in the comparable quarter of the prior year, as well as lower interest expense, and increases in interest income and royalty income.

   For the second quarter of 2000, the Company recorded a provision for income taxes of $29.2 million and recognized a decrease in deferred taxes of $2.0 million. The provision for income taxes as a percentage of income before tax for the second quarters of 2000 and 1999 was 39%. During the second quarter of 2000, the Company realized $4.0 million in tax benefits related to the exercise of employee stock options.

 Six-month periods ended June 30, 2000 and 1999

   For the six months ended June 30, 2000, net sales increased $80.1 million, or 19%, to $495.6 million from $415.5 million in the comparable period of the prior year. The increase is attributable to an increase in sales of irons and sales of golf balls, partially offset by a decrease in sales of metal woods. The increase in sales of irons of 67% to $190.8 million is primarily attributable to sales of Great Big Bertha(R) Hawk Eye(R) Tungsten Injected(TM) Titanium Irons in the first half of 2000, which were not sold during the comparable period of 1999 and to sales of Steelhead(TM) X-14(TM) Stainless Steel Irons, which were introduced in January 2000, and which generated higher revenues during the first half of 2000 than its predecessor, Steelhead(TM) X-12(R) Stainless Steel Irons, did in the comparable period of the prior year. The Company recorded sales of $16.5 million of its Rule 35(TM) Golf Balls in the first half of 2000. This product was not sold during the comparable period of the prior year. The overall decrease in sales of metal woods of 6% to $246.8 million is largely attributable to a decrease in sales of titanium metal woods, primarily Great Big Bertha(R) Hawk Eye(R) Titanium Metal Woods during the first half of 2000 from the comparable period of 1999. Sales of close-out products in the first half of 1999, which did not occur in the comparable period of 2000, also contributed to the decrease in sales of titanium metal woods during the first half of 2000. However, sales of ERC(TM) Forged Titanium Drivers, which began shipping in significant quantities in the second quarter of 2000, partially offset the decrease in sales of titanium metal woods. Also partially offsetting the decrease in sales of titanium metal woods was an increase in sales of stainless steel metal woods attributable to the January 2000 introduction of Steelhead Plus(TM) Stainless Steel Metal Woods, which generated higher revenues in the first half of 2000 than its predecessor, Steelhead(TM) Stainless Steel Metal Woods, did in the comparable period of 1999.

   During the first half of 2000, sales increased in virtually all regions as compared with the first half of 1999. Sales in the United States increased $36.2 million (15%) to $1272.4 million during the first half of 2000 versus the first half of 1999 and sales in Europe increased $17.1 million (25%) to $86.5 million during this same period. Sales in Japan increased $20.5 million (53%) to $59.4 million and sales in the Rest of Asia increased $7.1 million (20%) to $43.3 million in the first half of 2000 as compared with the first half of 1999. Sales in the regions comprising the Rest of World remained relatively constant, decreasing $0.8 million (2%) to $34.0 million in the first half of 2000 versus the first half of 1999.

   For the six months ended June 30, 2000, cost of goods sold increased to $253.7 million from $223.3 million in the comparable period of 1999, and as a percentage of net sales improved to 51% from 54%. The overall decrease in cost of goods sold as a percentage of net sales is attributable to a substantial improvement in cost of goods sold of golf club products to 51% of net sales in the first half of 2000 from 54% of net sales in the comparable period of 1999, partially offset by costs associated with manufacturing the Company's new golf balls. The improved cost of goods sold as a percentage of net sales for golf club products in the first half of 2000 is due primarily to reductions in manufacturing labor and overhead expenses, a favorable product sales mix primarily related to sales of ERC(TM) Forged Titanium Drivers and the negative effect that close-out sales at substantially reduced prices during the first six months of 1999 had on that period's cost of goods sold as a percentage of net sales. These improvements were partially offset by an increase in sales discounts. Cost of goods sold for the Company's golf ball products during the first half of 2000 was adversely affected by lower than expected plant utilization and production yields.

   Selling expenses in the first half of 2000 increased to $93.5 million (19% of net sales) from $66.2 million (16% of net sales) in the first half of 1999. The increase was primarily attributable to incremental expenses associated with the launch of the Company's new Rule 35(TM) Golf Balls and with expanded golf club sales through the Company's Japanese subsidiary. Prior to 2000, Callaway Golf(R) products were sold in Japan through a third party distributor. Expenses related to product endorsement also contributed to the increase.

   General and administrative expenses in the first half of 2000 decreased to $35.1 million (7% of net sales) from $44.5 million (11% of net sales) in the comparable period of 1999. This decrease is mainly attributable to the shifting of costs associated with the Company's golf ball pre-production period to cost of goods sold (i.e., the costs related to the production of golf balls during the period are now included in cost of goods sold rather than general and administrative expenses). This decrease was partially offset by an increase in bad debt expense.

   Research and development expenses in the first half of 2000 decreased slightly to $16.3 million (3% of net sales) from $16.7 million (4% of net sales) in the first half of 1999. This decrease is primarily attributable to decreases in depreciation expense and overhead costs, partially offset by an increase in salary expenses.

   Other income in the first half of 2000 increased to $3.7 million from an expense of $2.2 million in the comparable period of 1999. This $5.9 million increase is primarily attributable to foreign currency transaction gains during the period versus losses in the comparable period of the prior year, as well as lower interest expense and increases in interest income and royalty income.

   For the six months ended June 30, 2000, the Company recorded a provision for income taxes of $39.5 million and recognized a decrease in deferred taxes of $2.7 million. The provision of income tax as a percentage of income before tax for the six months ended June 30, 2000 and 1999 was 39%. During the first half of 2000, the Company realized $4.5 million in tax benefits related to the exercise of employee stock options.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 2000, cash and cash equivalents decreased to $87.2 million from $112.6 million at December 31, 1999. This decrease resulted primarily from cash used in financing and investing activities of $40.1 million and $16.5 million, respectively, partially offset by cash provided by operations of $31.3 million. Cash flows used in financing activities are primarily attributable to the acquisition of 2.6 million shares of Treasury Stock, partially offset by cash flows from the issuance of Common Stock, and cash flows used in investing activities are primarily attributable to capital expenditures. Cash flows provided by operations reflects an increase in income taxes payable and an increase in accounts payable and accrued expenses. The cash flows from operations were partially offset by an increase in accounts receivable due to higher average sales in the first half of 2000 than in the first half of 1999.

   The Company's principal source of liquidity, both on a short-term and long-term basis, has been cash flow provided by operations and the Company's credit facilities. The Company currently expects this trend to continue. The Company has a revolving credit facility for up to $120.0 million (the "Amended Credit Agreement") and an $80.0 million accounts receivable securitization facility (the "Accounts Receivable Facility") (see Notes 3 and 4 to the unaudited Consolidated Condensed Financial Statements). During the first six months of 2000, the Company did not utilize either its Accounts Receivable Facility or its line of credit under the Amended Credit Agreement. At June 30, 2000, the Company had $118.6 million available, net of outstanding letters of credit, under the Amended Credit Agreement, subject to meeting certain availability requirements under a borrowing base formula and other limitations. Also at June 30, 2000, there were no advances under the Accounts Receivable Facility, leaving up to $80.0 million available under this facility.

   As a result of the implementation of its plan to improve operating efficiencies (see "Restructuring" below), the Company incurred charges of $54.2 million in the fourth quarter of 1998. Of these charges, $25.5 million were estimated to be non-cash. Since the adoption of this restructuring plan in the fourth quarter of 1998, the Company has made cash outlays for employee termination costs, contract cancellation fees, excess lease costs and other expenses totaling $19.9 million, of which $1.1 million occurred in 2000. As a result of the reversal of a portion of certain restructuring reserves totaling $8.6 million during 1999, expected future cash outlays for restructuring have been reduced and are estimated to be $0.3 million. This amount is expected to be paid by July 2000 (see Note 7 to the unaudited Consolidated Condensed Financial Statements). These cash outlays will be funded by cash flows from operations and, if necessary, the Company's credit facilities. If the actual actions taken by the Company differ from the plans on which these estimates are based, actual losses recorded and resulting cash outlays made by the Company could differ significantly.

   Although the Company's golf club operations are mature and historically have generated cash from operations, the Company's golf ball operations are in its first year of operations and to date have not generated cash flows sufficient to fund these operations. The Company does not expect that its golf ball operations will generate sufficient cash to fund these operations for the remainder of 2000. However, based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its credit facilities, will be sufficient to finance current operating requirements, including planned capital expenditures and purchase commitments. There can be no assurance, however, that future industry specific or other developments, or general economic trends, will not adversely affect the Company's operations or its ability to meet its future cash requirements.

Restructuring

   During the fourth quarter of 1998, the Company recorded a restructuring charge of $54.2 million resulting from a number of cost reduction actions and operational improvements. These actions included the consolidation of the operations of the Company's wholly-owned subsidiary, Odyssey Golf, Inc. ("Odyssey"), into the operations of the Company while maintaining the distinct and separate Odyssey(R) brand image; the discontinuation, transfer or suspension of certain initiatives not directly associated with the Company's core business, such as the Company's involvement with interactive golf sites, golf book publishing, new player development and a golf venue in Las Vegas; and the re-sizing of the Company's core business to reflect current and expected business conditions. The restructuring charges primarily related to:
1) the elimination of job responsibilities, resulting in costs incurred for employee severance; 2) the decision to exit certain non-core business activities, resulting in losses on disposition of assets, as well as excess lease costs; and 3) consolidation of the Company's continuing operations resulting in impairment of assets, losses on disposition of assets and excess lease costs. During 1999, the Company completed its restructuring initiatives. At June 30, 2000, the reserve balance of $0.3 million represents future cash outlays for excess lease costs for a facility in New York City. The Company expects these cash outlays to be completed by July 2000. The decrease in the reserve balance since December 31, 1999 of $1.1 million represents cash paid for excess lease costs. The Company also has a contingent liability related to this facility (see Note 6 to the unaudited consolidated condensed financial statements).

Certain Factors Affecting Callaway Golf

 Sales

   Golf Clubs. The Company previously reported that it believed that the prior decline in the dollar volume of the premium golf club market may have stabilized. Despite weather related variances in certain regions, the Company believes that there was growth overall in the premium golf club market in the United States and abroad in the first half of 2000. There is no assurance, however, that the overall dollar volume of the premium golf club market will grow, or that it will not decline, in the near future.

   Overall sales of the Company's current club products were strong during the first half of 2000, and the Company's brands remained number one in the U.S. and the worldwide market for woods, irons and putters in 1999 and the first half of 2000. No assurances can be given, however, that market conditions, the demand for the Company's existing products, or the introduction of new products will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future. Furthermore, the Company expects that the increase in club sales during the first half of 2000 will at least in part cannibalize sales for the third and fourth quarters. In addition, in the first half of 2000, the Company made more golf clubs than it had in any previous first half of any fiscal year, and this increased level of production enabled it to achieve the increased sales levels for this period. If the Company were to experience delays, difficulties or increased costs in its production of golf clubs, the Company's future club golf sales could be adversely affected.

   Beginning January 1, 2000, the Company began selling Callaway Golf(R) products through its wholly-owned Japanese subsidiary, Callaway Golf Kabushiki Kaisha ("Callaway Golf K.K."), instead of through its former distributor, Sumitomo Rubber Industries, Ltd. ("Sumitomo"). The Sumitomo distribution agreement required that Sumitomo purchase specific minimum quantities from the Company. As a direct distributor, the Company will not have the benefit of these guaranteed minimum purchases going forward. Furthermore, although the Company is encouraged by the success of direct distribution thus far, there is no assurance that the Company will be able to transcend the cultural and other barriers to successful distribution in Japan or that its sales in Japan will be comparable to or exceed its prior sales to Sumitomo.

   The Company previously reported that there would be a delay in the recording of revenues for sales in Japan as compared to prior periods because revenue is now recorded upon sale to retailers and not upon sale to Sumitomo. The Company believes that such delayed recording of revenues negatively affected sales in Japan in the first quarter of 2000, which declined 15% as compared to the first quarter of 1999. The Company believes that the negative effect of the delayed recording of revenue is limited to the first quarter of 2000. The Company does not believe that the delayed recording of revenues affected materially its second quarter performance and does not expect it to affect materially its future performance.

   Golf Balls. In 1996, the Company formed Callaway Golf Ball Company, a wholly-owned subsidiary of the Company, for the purpose of designing, manufacturing and selling golf balls. In February 2000, the Company introduced its new Rule 35(TM) Golf Balls. These golf balls are the product of more than three years of research and development and are manufactured in a new facility built by the Company for that purpose. The development of the Company's golf ball business, by plan, has had a significant negative impact on the Company's cash flows, financial position and results of operations and will continue to affect the Company's performance in 2000. The pre-tax loss generated by the Company's golf ball operations was $28.0 million in the first half of 2000 and the

Company's golf ball operations could generate approximately $15 million to $18 million in additional pre-tax losses in the remaining half of the year.

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

 Gross Margin

   Consumer acceptance of current and new products, the sale and disposal of non-current products at reduced sales prices, the sales mix of the Company's high and low margin products (e.g. irons generally have lower margins than woods) and continuing pricing pressure from competitive market conditions may have an adverse effect on the Company's future sales and gross margin. The Company's margins also have been negatively affected by its golf ball business, and the Company expects that its golf ball business will continue to affect negatively its margins for the remainder of 2000. See above "Certain Factors Affecting Callaway Golf--Sales."

 Seasonality

   In the golf club and golf ball industries, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the Company's fourth and first quarters. The Company's golf club business has generally followed this seasonal trend and the Company expects this to continue generally for both its golf club and golf ball businesses. Although the Company expects to realize operational improvements in its golf ball business as 2000 progresses, expected normal seasonality will limit the positive impact of any operational improvements in 2000. Furthermore, unusual or severe weather conditions such as the "El Nino" weather patterns experienced during the winter of 1997 through 1998 may compound or otherwise distort these seasonal effects.

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

   The premium golf ball business is also highly competitive with a number of well-established and well-financed competitors, including one competitor with an estimated market share in excess of 50% of the premium golf ball business. These competitors have established market share in the golf ball business, which the Company will need to penetrate for its golf ball business to be successful. Although initial sales of the Company's golf balls are promising, there can be no assurance that the Company's golf balls will obtain the market acceptance necessary to penetrate this established market and be commercially successful.

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

   New golf club and golf ball products generally seek to satisfy the standards established by the United States Golf Association ("USGA") and the Royal and Ancient Golf Club of St. Andrews ("R&A") because these standards are generally followed by golfers within their respective jurisdictions. There is no assurance that new designs will receive USGA and/or R&A approval, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company's products. On November 2, 1998, the USGA announced the adoption of a test protocol to measure the so-called "spring-like effect" in certain golf clubheads. The R&A announced in a Notice to Manufacturers sent on May 3, 2000 that it was considering a regulation that would specify minimum thickness for the walls of a driver, including the face. Action on such a regulation could happen as early as October 1, 2000. Currently, all of the Company's products are believed to be "conforming" under the Rules of Golf as published by the R&A and the USGA with the exception of the ERC(TM) Forged Titanium Driver ("ERC Driver"), some lofts of which have been found by the USGA to be "non-conforming." The ERC Driver is not marketed or sold by the Company in the United States, and the Company does not promote its use by professionals or amateurs in competitive events governed by the USGA's rules. Future actions by the USGA or the R&A may impede the Company's ability to introduce new products and could affect market acceptance of any new products which do not conform to current USGA and R&A regulations. Such actions therefore could have a material adverse effect on the Company's results of operations and cash flows.

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

 Product Returns

   The Company supports all of its golf clubs with a limited two year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors that use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. While any breakage or warranty problems are deemed significant to the Company, the incidence of clubs returned to date has not been material in relation to the volume of clubs that have been sold.

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

   During the first quarter of 2000, the Company began selling its Rule 35(TM) Golf Balls. To date, the Company has not experienced significant returns of defective golf balls, and in light of the quality control procedures implemented in the production of golf balls, the Company does not expect a significant amount of defective ball returns. If there were a significant amount, however, it could have a material adverse effect upon its golf ball business.

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

   Various patents have been issued to the Company's competitors in the golf ball industry. As Callaway Golf Ball Company developed its Rule 35(TM) Golf Ball, it attempted to avoid infringing valid patents or other intellectual property rights. Despite these attempts, it cannot be guaranteed that competitors will not assert and/or a court will not find that the Rule 35(TM) Golf Ball infringes any patent or other rights of competitors (see Part II, Item I-Legal Proceedings). If the Rule 35(TM) Golf Ball is found to infringe on protected technology, there is no assurance that the Company would be able to obtain a license to use such technology, and it could incur substantial costs to redesign it and/or defend legal actions.

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

 "Gray Market" Distribution

   Some quantities of the Company's products find their way to unapproved outlets or distribution channels. This "gray market" for the Company's products can undermine authorized retailers and foreign wholesale distributors who promote and support the Company's products, and can injure the Company's image in the minds of its customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling Callaway Golf(R) products to unauthorized distributors and/or an increase in sales returns over historical levels. For example, the Company experienced a decline in sales in the U.S. in 1998, and believes the decline was due, in part, to a decline in "gray market" shipments to Asia and Europe. While the Company has taken some lawful steps to limit commerce in its products in the "gray market" in both the U.S. and abroad, it has not stopped such commerce.

 Golf Professional Endorsements

   The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf(R) and Odyssey(R) branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Senior PGA Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the buy.com Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor's products despite contractual commitments. If certain of the Company's professional endorsers were to stop using the Company's products contrary to their endorsement agreements, the Company's business could be adversely affected in a material way by the negative publicity.

   Many professional golfers throughout the world use the Company's golf clubs even though they are not contractually bound to do so and do not grant any endorsement to the Company. The Company has created cash pools ("Pools") that reward such usage. However, in 1999 and so far in 2000, as compared to 1998, the Company significantly reduced these Pools for both Callaway Golf(R) and Odyssey(R) brand products for the PGA and the Senior PGA Tours, and has significantly reduced the Pools for Odyssey(R) brand products and eliminated the Pools for Callaway Golf(R) brand products for the LPGA and buy.com tours. The Company expects that the Pools for 2000 will be comparable to 1999. In addition, many other companies are aggressively seeking the patronage of these professionals, and are offering many inducements, including specially designed products and significant cash rewards. As a result, in 1999 and so far in 2000, usage of the Company's drivers on the Senior PGA, PGA, LPGA and buy.com tours was substantially reduced compared to 1998.

   In the past, the Company has experienced an exceptional level of driver penetration on the world's major professional tours, and the Company has heavily advertised that fact. While it is not clear to what extent professional usage contributes to retail sales, it is possible that a decline in the level of professional usage of the Company's products could have a material adverse effect on the Company's business.

   Many golf ball manufacturers, including the leading U.S. manufacturer of premium golf balls, have focused a great deal of their marketing efforts on promoting the fact that tour professionals use their balls. Some of these golf ball competitors spend large amounts of money to secure professional endorsements, and the market leader has obtained a very high degree of tour penetration. While many of the Company's staff professionals have decided to use the Company's golf balls in play, there are others who are already under contract with other golf ball manufacturers or, for other reasons, may not choose to play the Company's golf ball products. In addition, several professionals who are not on the Company's staff have expressed an interest in playing the Company's ball, but it is too early to predict if a significant number will actually do so. The Company does not plan to match in 2000 the endorsement spending levels of the leading manufacturer, and will instead rely more heavily upon the performance of the ball and other factors to attract professionals to the product. In the future the Company may or may not increase its tour spending in support of the golf ball. It is not clear to what extent use by professionals is important to the commercial success of the Company's golf ball, but it is possible that the results of the Company's golf ball business could be significantly affected by its success or lack of success in securing acceptance on the professional tours.

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

   Additionally, the Company's plan to integrate foreign distribution increases the Company's exposure to fluctuations in exchange rates for various foreign currencies which could result in losses and, in turn, could adversely impact the Company's results of operations. There can be no assurance that the Company will be able to mitigate this exposure in the future through its management of foreign currency transactions. The integration of foreign distribution also could result in disruptions in the distribution of the Company's products in some areas. There can be no assurance that the acquisition of some or all of the Company's foreign distribution channels will be successful, and it is possible that an attempt to do so will adversely affect the Company's business.

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

 Information Systems

   The Company is in the process of upgrading its enterprise-wide business system to a more current software release. This upgrade will affect almost all of the Company's major systems functions, including sales, manufacturing, and accounting. The estimated cost to the Company of this upgrade is not material and the Company expects to fund such costs from its operating cash flows. The Company expects to complete the upgrade for its worldwide operations by the end of 2000. Although the Company does not expect any significant problems with this upgrade, if there were any significant problems, the Company would revert to its current version until such problems could be rectified. If such problems, however, caused a delay in, or prevented the Company from, reverting to the Company's current version, or if there were other unforeseen significant problems with the upgrade, such problems could have material adverse effect upon the Company and its operations.

   Many of the countries in which the Company sells its products are Member States of the Economic and Monetary Union ("EMU"). Beginning January 1, 1999, Member States of the EMU have the option of trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships until 2002 when their local currencies will be phased out. The current version of the Company's enterprise-wide business system does not support transactions denominated in euro. When implemented, the upgrade of the Company's business systems will support transactions denominated in euro. The Company intends to enable the euro functionality of its upgraded system no later than the end of its third quarter in 2001. Until such time as the upgrade has occurred and the euro functionality has been enabled, transactions denominated in euro will be processed manually. To date, the Company has not experienced, and does not anticipate in the near future, a large demand from its customers to transact in euro. Additionally, the Company does not believe that it will incur material costs specifically associated with manually processing data or preparing its business systems to operate in either the transitional period or beyond. However, there can be no assurance that the conversion of EMU Member States to euro will not have a material adverse effect on the Company and its operations.

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

   Additionally, the Company is exposed to interest rate risk from its Accounts Receivable Facility and Amended Credit Agreement (see Notes 3 and 4 to the Company's unaudited Consolidated Condensed Financial Statements) which are indexed to the LIBOR and Redwood Receivables Corporation Commercial Paper Rate. No amounts were advanced or outstanding under these facilities at June 30, 2000.

   Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2000 through its derivative financial instruments.

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

   The estimated maximum one-day loss in earnings from the Company's foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $4.4 million at June 30, 2000. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

   In addition, the Company from time to time receives information claiming that products sold by the Company infringe or may infringe patent or other intellectual property rights of third parties. To date, the Company has not experienced any material expense or disruption associated with any such potential infringement matters. It is possible, however, that one or more claims of potential infringement could lead to litigation, the need to obtain additional licenses, the need to alter a product to avoid infringement, or some other action or loss by the Company.

   On July 24, 2000, Bridgestone Sports Co., Ltd. ("Bridgestone") filed a complaint for patent infringement in the United States District Court for the Northern District of Georgia, Civil Action No. 100-CV-1871, against Callaway Golf Company, Callaway Golf Ball Company, and a golf retailer located in Georgia. Bridgestone alleges that the manufacture and sale of Callaway Golf Ball Company's Rule 35(TM) Golf Ball infringes four Bridgestone golf ball patents. Bridgestone is seeking unspecified damages and injunctive relief. Callaway Golf Company and Callaway Golf Ball Company have denied the allegations and are defending the action.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

   On May 3, 2000, the Company held its 2000 Annual Meeting of Shareholders near the Company's headquarters in Carlsbad, California. Ely Callaway, William
C. Baker, Vernon E. Jordan, Jr., Yotaro Kobayashi, Aulana L. Peters, Richard
L. Rosenfield and Charles J. Yash were elected to the Board of Directors. Additionally the Company's shareholders approved: (i) the 2001 Non-Employee Directors Stock Option Plan; and (ii) the amendment to the Company's 1996 Stock Option Plan to increase by 3,000,000 shares, to an aggregate of 9,000,000 shares, the number of shares that may be issued upon exercise of stock options granted or to be granted under the plan.

   The voting results for the election of directors are as follows:

      NAME                               VOTES FOR                          VOTES WITHHELD
      Ely Callaway                       65,862,700                         860,149
      William C. Baker                   65,872,080                         850,769
      Vernon E. Jordan, Jr.              63,758,928                         2,963,921
      Yotaro Kobayashi                   64,289,660                         2,433,189
      Aulana L. Peters                   63,388,588                         3,334,261
      Richard L. Rosenfield              65,871,365                         851,484
      Charles J. Yash                    65,887,278                         835,571

     The voting results for the proposal to approve the 2001 Non-Employee Directors Stock Option Plan are as follows:

      VOTES FOR          VOTES AGAINST               ABSTAIN               BROKER NON-VOTE
      55,086,902         11,252,064                  383,883               None

   The voting results for the proposal to approve an amendment to the Company's 1999 Stock Option Plan to increase by 3,000,000 shares to an aggregate of 9,000,000 shares, the number of shares that may be issued upon exercise of stock options granted or to be granted under the plan are as follows:

      VOTES FOR          VOTES AGAINST               ABSTAIN               BROKER NON-VOTE
      43,971,946         22,390,449                  360,454               None

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

     10.43 Executive Officer Employment Agreement, entered into as of January
            1, 2000, by and between the Company and Mr. Callaway.(+)

     10.44 Amended and Restated 1996 Stock Option Plan (as amended and restated
            May 3, 2000).(+)

     27.1  Financial Data Schedule.(+)

   b. Reports on Form 8-K

   Form 8-K, dated May 3, 2000, reporting the issuance of a press release of even date therewith, which press release was captioned, "Callaway Golf Company Announces Plans to Repurchase up to $100 Million in Stock; Declares First Quarter Dividend"
--------
(+) Included with this Report.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CALLAWAY GOLF COMPANY

Date: August 11, 2000
                                          PRINCIPAL EXECUTIVE OFFICER:

                                          /s/ Ely Callaway
                                          -------------------------------------
                                          Ely Callaway
                                          Chairman and Chief Executive Officer

                                          ACTING PRINCIPAL FINANCIAL OFFICER:

                                          /s/ Charles J. Yash
                                          -------------------------------------
                                          Charles J. Yash
                                          President

                                          ACTING PRINCIPAL ACCOUNTING OFFICER:

                                          /s/ Kenneth E. Wolf
                                          -------------------------------------
                                          Kenneth E. Wolf
                                          Senior Vice President, Finance
                                          and Controller