Form 10-Q/A
period 2000-06-30
CALLAWAY GOLF CO /CA
filed 2000-08-22
CIK 837465

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

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

                               ----------------

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

EXPLANATORY NOTE

   This amendment has been made to correct the following typographical errors:
(i) paragraph 2 of Part I, Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations--Six-month periods ended June 30, 2000 and 1999; (ii) paragraph 3 of Part I, Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources; and (iii) paragraph 1 of Part I,
Item 3--Quantitative and Qualitative Disclosures about Market Risk.

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

   During the first half of 2000, sales increased in virtually all regions as compared with the first half of 1999. Sales in the United States increased $36.2 million (15%) to $272.4 million during the first half of 2000 versus the first half of 1999 and sales in Europe increased $17.1 million (25%) to $86.5 million during this same period. Sales in Japan increased $20.5 million (53%) to $59.4 million and sales in the Rest of Asia increased $7.1 million (20%) to $43.3 million in the first half of 2000 as compared with the first half of 1999. Sales in the regions comprising the Rest of World remained relatively constant, decreasing $0.8 million (2%) to $34.0 million in the first half of 2000 versus the first half of 1999.

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

   As a result of the implementation of its plan to improve operating efficiencies (see "Restructuring" below), the Company incurred charges of $54.2 million in the fourth quarter of 1998. Of these charges, $25.5 million were estimated to be non-cash. Since the adoption of this restructuring plan in the fourth quarter of 1998, the Company has made cash outlays for employee termination costs, contract cancellation fees, excess lease costs and other expenses totaling $19.9 million, of which $1.1 million occurred in 2000. As a result of the reversal of a portion of certain restructuring reserves totaling $8.6 million during 1999, expected future cash outlays for restructuring have been reduced and are estimated to be $0.3 million. This amount is expected to be paid by July 2000 (see Note 8 to the unaudited Consolidated Condensed Financial Statements). These cash outlays will be funded by cash flows from operations and, if necessary, the Company's credit facilities. If the actual actions taken by the Company differ from the plans on which these estimates are based, actual losses recorded and resulting cash outlays made by the Company could differ significantly.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   The Company is exposed to the impact of foreign currency fluctuations due to its international operations and certain export sales. The Company is exposed to both transactional currency/functional currency and functional currency/reporting currency exchange rate risks. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in the value of foreign currencies. Pursuant to its foreign exchange hedging policy, the Company may use forward foreign currency exchange rate contracts to hedge certain firm commitments and the related receivables and payables. During the first quarter of 2000, the Company entered into such contracts on behalf of three of its wholly-owned subsidiaries, Callaway Golf Europe Ltd., Callaway Golf K.K. and Callaway Golf Canada Ltd. The Company also hedged certain euro-denominated accounts receivable during the first half of 2000. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. These foreign exchange contracts generally do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the transactions being hedged, and the Company does not engage in hedging contracts which exceed the amounts of these transactions.

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

                                          CALLAWAY GOLF COMPANY

Date: August 21, 2000
                                          ACTING PRINCIPAL ACCOUNTING OFFICER:

                                          /s/ Kenneth E. Wolf
                                          -------------------------------------
                                          Kenneth E. Wolf
                                          Senior Vice President, Finance
                                          and Controller