Form 10-Q
period 2000-09-30
CALLAWAY GOLF CO /CA
filed 2000-11-14
CIK 837465

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10962

CALLAWAY GOLF COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3797580 (I.R.S. Employer Identification No.)

2285 Rutherford Road, Carlsbad, CA 92008-8815
(760) 931-1771
(Address, including zip code, and telephone number, including area code, of principal executive offices)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of October 31, 2000 was 74,172,122.

CALLAWAY GOLF COMPANY

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands, except share and per share data)

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,625	$112,602
Accounts receivable, net (Note 5)	97,208	54,252
Inventories, net	103,005	97,938
Deferred taxes	30,372	32,558
Other current assets	10,689	13,122

Total current assets	362,899	310,472
Property, plant and equipment, net	135,998	142,214
Intangible assets, net	113,878	120,143
Other assets	42,966	43,954

	$655,741	$616,783

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$43,638	$46,664
Accrued employee compensation and benefits	29,297	21,126
Accrued warranty expense	39,603	36,105
Accrued restructuring costs		1,379
Income taxes payable	12,945

Total current liabilities	125,483	105,274
Long-term liabilities:
Deferred compensation	11,031	11,575
Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2000 and December 31, 1999
Common Stock, $.01 par value, 240,000,000 shares authorized, 78,300,863 and 76,302,196 issued at September 30, 2000, and December 31, 1999, respectively	783	763
Paid-in capital	321,850	307,329
Unearned compensation	(1,570)	(2,784)
Retained earnings	353,623	288,090
Accumulated other comprehensive income	(2,424)	280
Less: Grantor Stock Trust (5,300,000 shares) at market	(81,514)	(93,744)

	590,748	499,934
Less: Common Stock held in treasury, at cost, 4,250,241 shares at September 30, 2000 and none at December 31, 1999	(71,521)

Total shareholders' equity	519,227	499,934

	$655,741	$616,783

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2000		1999		2000		1999
Net sales	$205,940	100%	$184,488	100%	$704,788	100%	$602,439	100%
Cost of goods sold	105,111	51%	95,943	52%	364,783	52%	323,548	54%

Gross profit	100,829	49%	88,545	48%	340,005	48%	278,891	46%
Operating expenses:
Selling	41,066	20%	31,336	17%	131,808	19%	95,740	16%
General and administrative	20,683	10%	22,911	12%	55,804	8%	67,357	11%
Research and development	9,899	5%	8,672	5%	26,247	4%	25,405	4%
Restructuring			(65)				431

Income from operations	29,181	14%	25,691	14%	126,146	18%	89,958	15%
Other income, net	2,689		2,934		6,417		769

Income before income taxes	31,870	15%	28,625	16%	132,563	19%	90,727	15%
Provision for income taxes	12,542		11,053		52,059		35,562

Net income	$19,328	9%	$17,572	10%	$80,504	11%	$55,165	9%

Earnings per common share:
Basic	$0.28		$0.25		$1.14		$0.78
Diluted	$0.28		$0.25		$1.12		$0.78
Common equivalent shares:
Basic	69,237		70,581		70,372		70,290
Diluted	70,203		71,094		71,786		71,026
Dividends paid per share	$0.07		$0.07		$0.21		$0.21

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$80,504	$55,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,507	29,172
Loss on disposal of assets	338	259
Non-cash compensation	1,790	1,145
Tax benefit from exercise of stock options	5,043	1,869
Deferred taxes	3,588	3,590
Non-cash restructuring		158
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(46,218)	(31,553)
Inventories, net	(6,886)	72,798
Other assets	789	(2,412)
Accounts payable and accrued expenses	2,707	(6,060)
Accrued employee compensation and benefits	8,302	17,302
Accrued warranty expense	3,497	1,764
Accrued restructuring costs	(1,379)	(5,032)
Income taxes payable	13,044	(2,088)
Other liabilities	(544)	2,249
Accrued restructuring costs—long term		(1,326)

Net cash provided by operating activities	95,082	137,000

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(440)	(1,998)
Capital expenditures	(21,130)	(47,411)
Proceeds from sale of assets	190	5,055

Net cash used in investing activities	(21,380)	(44,354)

Cash flows from financing activities:
Issuance of Common Stock	21,284	5,863
Dividends paid	(15,101)	(14,803)
Acquisition of Treasury Stock	(71,521)
Proceeds from sale-leaseback of equipment	1,268
Proceeds from note payable		17,247
Line of credit, net		(70,919)

Net cash used in financing activities	(64,070)	(62,612)

Effect of exchange rate changes on cash	(609)	(162)

Net increase in cash and cash equivalents	9,023	29,872
Cash and cash equivalents at beginning of period	112,602	45,618

Cash and cash equivalents at end of period	$121,625	$75,490

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands)

	Common Stock							Treasury Stock
			Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income					Comprehensive Income
	Shares	Amount					GST	Shares	Amount	Total
Balance, December 31, 1999	76,302	$763	$307,329	$(2,784)	$288,090	$280	$(93,744)			$499,934

Exercise of stock options	1,594	16	16,990							17,006
Cancellation of Restricted Common Stock	(7)		(217)	217
Tax benefit from exercise of stock options			5,043							5,043
Acquisition of Treasury Stock								(4,250)	$(71,521)	(71,521)
Compensatory stock and stock options			793	997						1,790
Employee stock purchase plan	412	4	4,274							4,278
Cash dividends					(15,843)					(15,843)
Dividends on shares held by GST					742					742
Adjustment of GST shares to market value			(12,230)				12,230
Equity adjustment from foreign currency translation						(2,704)				(2,704)	$(2,704)
European consolidation			(132)		130					(2)
Net income					80,504					80,504	80,504

Balance, September 30, 2000	78,301	$783	$321,850	$(1,570)	$353,623	$(2,424)	$(81,514)	(4,250)	$(71,521)	$519,227	$77,800

    The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

    The accompanying financial information for the three and nine months ended September 30, 2000 and 1999 has been prepared by Callaway Golf Company (the "Company") and has not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.

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

2. RECLASSIFICATIONS AND CHANGE IN ESTIMATE

    In July 2000, the Emerging Issues Task Force ("EITF") finalized its consensus on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." Pursuant to EITF Issue No. 00-10 and the Securities and Exchange Commission's position on this issue, all amounts billed to customers for shipping and handling should be included in "net sales" and costs incurred related to shipping and handling should be included in "cost of goods sold." The Company had previously included shipping and handling revenues and costs in "selling" costs. The Company's Statement of Operations for the three and nine months ended September 30, 2000 and 1999 has been reclassified and reflects the classification required by EITF Issue No. 00-10.

    In September 2000, the Company completed an extensive upgrade of its enterprise-wide business software system to a more current release. The upgrade includes improved functionalities, and gives the Company the opportunity to build upon its investment in the software. As a result of this upgrade, the Company expects that this business system will have a greater useful life to the Company than originally estimated. Therefore, the Company has extended the estimated useful life of its business system by three years. The effect of this change in accounting estimate was to reduce depreciation expense by approximately $274,000 for the three and nine months ended September 30, 2000. The resulting increase in net income for the three and nine months ended September 30, 2000 had a negligible effect on the Company's earnings per share for those periods. The Company anticipates that this change will result in an average annual decrease in depreciation expense of approximately $3.0 million during 2001 and 2002.

3. INVENTORIES

	September 30, 2000	December 31, 1999
	(Unaudited)
Inventories, net (in thousands):
Raw materials	$53,724	$45,868
Work-in-process	2,057	1,403
Finished goods	54,138	65,661

	109,919	112,932
Less reserve for obsolescence	(6,914)	(14,994)

	$103,005	$97,938

4. BANK LINE OF CREDIT

    The Company has a revolving credit facility of up to $120.0 million (the "Amended Credit Agreement"). The Amended Credit Agreement is secured by substantially all of the assets of the Company and expires in February 2004. The Amended Credit Agreement bears interest at the Company's election at the London Interbank Offering Rate ("LIBOR") plus a margin or the higher of the base rate on corporate loans at large U.S. money center commercial banks (prime rate) or the Federal Funds Rate plus 50 basis points. The Amended Credit Agreement requires the Company to maintain certain minimum financial ratios including a fixed charge coverage ratio, as well as other restrictive covenants. As of September 30, 2000 up to $118.2 million of the credit facility remained available for borrowings (including a reduction of $1.8 million for outstanding letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations.

5. ACCOUNTS RECEIVABLE SECURITIZATION

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

    Under the Accounts Receivable Facility, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of September 30, 2000, no amount was outstanding under the Accounts Receivable Facility. Fees incurred in connection with this facility for the three and nine months ended September 30, 2000 were $76,000 and $228,000, respectively, and for the three and nine months ended September 30, 1999 were $77,000 and $749,000, respectively. These fees were recorded in "other income."

6. EARNINGS PER SHARE

    A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the three and nine months ended September 30, 2000 and 1999 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2000	1999	2000	1999
	(Unaudited)		(Unaudited)
Net income	$19,328	$17,572	$80,504	$55,165

Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	69,237	70,581	70,372	70,290
Dilutive securities	966	513	1,414	736

Weighted-average shares outstanding—Diluted	70,203	71,094	71,786	71,026

Earnings per common share:
Basic	$0.28	$0.25	$1.14	$0.78
Diluted	$0.28	$0.25	$1.12	$0.78

    For the three months ended September 30, 2000 and 1999, 9,772,000 and 12,024,000, respectively, options outstanding were excluded from the calculations, as their effect would have been antidilutive. For the nine months ended September 30, 2000 and 1999, 9,051,000 and 11,066,000, respectively, options outstanding were excluded from the calculations, as their effect would have been antidilutive.

7. COMMITMENTS AND CONTINGENCIES

    At September 30, 2000, the Company was contingently liable for lease payments relating to a facility in New York City totaling $6.2 million. This contingency is the result of the assignment of an operating lease to a third party and expires in February 2003.

    On July 24, 2000, Bridgestone Sports Co., Ltd. ("Bridgestone") filed a complaint for patent infringement in the United States District Court for the Northern District of Georgia, Civil Action No. 100-CV-1871, against Callaway Golf Company, Callaway Golf Ball Company (collectively "Callaway Golf"), and a golf retailer located in Georgia. Bridgestone alleges that the manufacture and sale of the Company's Rule 35™ golf ball infringes four U.S. golf ball patents owned by Bridgestone. Bridgestone is seeking unspecified damages and injunctive relief. Callaway Golf has denied the allegations and is defending the action. On September 12, 2000, Callaway Golf answered the Complaint and asserted affirmative counterclaims against Bridgestone seeking a judicial declaration that Callaway Golf does not infringe the Bridgestone patents, that the patents are invalid, and that Bridgestone engaged in inequitable conduct in the United States Patent and Trademark Office. On October 13, 2000, Bridgestone and the retailer defendant entered into a consent judgment discontinuing the action against the retailer. The parties are engaged in discovery. No trial date has been set by the court.

    The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the Bridgestone matter specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of September 30, 2000. Management believes at this time, however, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's annual consolidated financial position, results of operations or cash flows.

8. TREASURY STOCK

    On May 3, 2000, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in the open market or in private transactions, subject to the Company's assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100.0 million. The Company began its repurchase program in May 2000. During the third quarter of 2000, the Company spent $21.5 million to repurchase 1.7 million shares of its Common Stock at an average cost of $12.89 per share. Since the inception of this repurchase program in May 2000, through September 30, 2000, the Company has spent a total of $71.5 million to repurchase 4.3 million shares of its Common Stock at an average cost of $16.83 per share. Pursuant to the authority granted in May 2000, the Company may purchase up to $28.5 million in additional shares by December 31, 2000.

    The Company's repurchases of shares of Common Stock are recorded at average cost in "Common Stock held in treasury" and result in a reduction of "Shareholders' equity." At September 30, 2000, retained earnings was restricted in the amount of $71.5 million, representing the cost of 4.3 million shares of Common Stock held in treasury.

9. RESTRUCTURING

    During the fourth quarter of 1998, the Company recorded a restructuring charge of $54.2 million resulting from a number of cost reduction actions and operational improvements. These actions included the consolidation of the operations of the Company's wholly-owned subsidiary, Odyssey Golf, Inc. ("Odyssey"), into the operations of the Company while maintaining the distinct and separate Odyssey® brand image; the discontinuation, transfer or suspension of certain initiatives not directly associated with the Company's core business, such as the Company's involvement with interactive golf sites, golf book publishing, new player development and a golf venue in Las Vegas; and the re-sizing of the Company's core business to reflect current and expected business conditions. The restructuring charges primarily related to: 1) the elimination of job responsibilities, resulting in costs incurred for employee severance; 2) the decision to exit certain non-core business activities, resulting in losses on disposition of assets, as well as excess lease costs; and 3) consolidation of the Company's continuing operations, resulting in impairment of assets, losses on disposition of assets and excess lease costs. During 1999, the Company completed its restructuring initiatives. At September 30, 2000, there was no remaining reserve balance. The decrease in the reserve balance since December 31, 1999 of $1.4 million represents cash paid for excess lease costs related to a facility in New York City. The Company is contingently liable for lease payments related to this facility (Note 7).

10. SEGMENT INFORMATION

    The Company's operating segments are organized on the basis of products and include golf clubs and golf balls. The Golf Clubs segment consists of Callaway Golf® titanium and stainless steel metal woods and irons, Callaway Golf® and Odyssey® putters and wedges, and related accessories. The Golf Balls segment consists of golf balls that are designed, manufactured, marketed and distributed by the Company's wholly-owned subsidiary, Callaway Golf Ball Company. Beginning January 1, 2000, management changed its method of allocating certain corporate costs and other income (expense) used in evaluating segment income (loss) before tax. As a result, certain amounts are attributable to neither segment in the determination of its income (loss) before tax. Additionally, beginning April 1, 2000, management further changed its method of allocating these costs between segments. Prior period amounts have been reclassified to reflect the current allocation methodology. The table below contains information utilized by management to evaluate its operating segments for the interim periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net Sales
Golf Clubs	$194,836	$184,488	$677,041	$602,439
Golf Balls	11,104		27,747

	$205,940	$184,488	$704,788	$602,439

Income (loss) before tax
Golf Clubs	$51,851	$47,596	$200,439	$154,493
Golf Balls	(10,154)	(8,794)	(38,145)	(23,306)
Reconciling Items(1)	(9,827)	(10,177)	(29,731)	(40,460)

	$31,870	$28,625	$132,563	$90,727

Additions to long-lived assets
Golf Clubs	$4,446	$370	$17,717	$4,804
Golf Balls	516	5,585	3,413	43,485

	$4,962	$5,955	$21,130	$48,289

(1)
Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

11. FOREIGN CURRENCY EXCHANGE CONTRACTS

    During the three and nine months ended September 30, 2000, the Company entered into forward foreign currency exchange rate contracts to hedge payments due on intercompany transactions from certain wholly-owned foreign subsidiaries and on certain euro-denominated accounts receivable. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset the losses and gains on the transactions being hedged, and the Company does not engage in hedging contracts which exceed the amount of the intercompany transactions. At September 30, 2000, the Company had approximately $19.4 million of foreign exchange contracts outstanding. The contracts mature between October and December 2000. Gains and losses on the contracts are recorded in "other income." The net realized and unrealized gains from foreign exchange contracts for the three and nine months ended September 30, 2000 totaled approximately $2,231,000 and $4,558,000, respectively, and for the three months ended September 30, 1999, net realized losses totaled $591,000, while the nine months ended September 30, 1999 netted unrealized gains of $237,000.

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC's Division of Corporation Finance staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As required, the Company will adopt SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 will not result in a change in the Company's revenue recognition practices, and as such, no cumulative effect adjustment will be recorded.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    Statements made in this report that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties, including those described below in "Certain Factors Affecting Callaway Golf," as well as other risks and uncertainties detailed from time to time in the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  RESULTS OF OPERATIONS

  Three-month periods ended September 30, 2000 and 1999

    For the quarter ended September 30, 2000, net sales increased $21.4 million, or 12%, to $205.9 million from $184.5 million in the comparable period of the prior year. The increase is attributable to an increase in sales of irons and golf balls, partially offset by a decrease in sales of metal woods. Irons sales increased 26% to $74.5 million and represented an increase in both unit and dollar sales. This increase is primarily attributable to sales of Great Big Bertha® Hawk Eye® Tungsten Injected™ Titanium Irons, which were introduced in September 1999. Sales of Steelhead™ X-14™ Stainless Steel Irons, which were introduced in January 2000, generated approximately the same level revenue during the third quarter of 2000 as its predecessor, Steelhead™ X-12® Stainless Steel Irons, did in the comparable quarter of the prior year. The Company recorded sales of $11.3 million of its Rule 35™ golf balls in the third quarter of 2000. This product was not sold in the comparable period of 1999. The overall decrease in sales of metal woods of 12% to $99.3 million represents a decrease in both unit and dollar sales of titanium and non-current metal woods, offset by an increase in unit and dollar sales of stainless steel metal woods. The overall decrease in sales of metal woods is primarily attributable to a decrease in sales of Great Big Bertha® Hawk Eye® Titanium Metal Woods and to sales of non-current products in the third quarter of 1999, which did not occur in significant quantities during the comparable period of 2000. This decrease was partially offset by an increase in sales of Steelhead Plus™ Stainless Steel Metal Woods, which generated slightly higher revenue in the third quarter of 2000 than their predecessor, Steelhead™ Stainless Steel Metal Woods, did in the comparable quarter of 1999, and sales of ERC™ Forged Titanium Drivers, which were not sold in the comparable period of 1999.

    Net sales reflect the effect of a reclassification of shipping revenues from "selling" expenses. This reclassification, which added $1.5 million and $1.2 million to third quarter sales in 2000 and 1999, respectively, was required by the Emerging Issues Task Force Issue No. 00-10 ("EITF 00-10") and did not result in a change in the Company's earnings or earnings per share for either period.

    During the third quarter of 2000, sales increased in nearly all regions as compared with the third quarter of 1999. Sales in the United States increased $2.2 million (2%) to $106.9 million during the third quarter of 2000 versus the third quarter of 1999 and sales in Japan increased $15.8 million (78%) to $36.2 million during this same period. Sales in the Rest of Asia increased $4.7 million (26%) to $23.3 million and sales in the regions comprising the Rest of World increased $3.6 million (37%) to $13.5 million in the third quarter of 2000 as compared with the third quarter of 1999. However, sales in Europe decreased $5.0 million (16%) to $26.0 million in the third quarter of 2000 versus the third quarter of 1999.

    For the third quarter of 2000, cost of goods sold increased to $105.1 million from $95.9 million in the third quarter of 1999, and as a percentage of net sales improved to 51% from 52%. The reclassification of shipping expense from "selling" expense that resulted from the application of EITF 00-10 added $3.0 million and $2.5 million to cost of goods sold in the third quarter of 2000 and 1999, respectively. The overall decrease in cost of goods sold as a percentage of net sales is attributable to a substantial improvement in cost of goods sold of golf club products to 48% of net sales in the third quarter of 2000 from 52% of net sales in the comparable period of 1999, partially offset by costs associated with manufacturing the Company's new golf balls. The improved cost of goods sold as a percentage of net sales for golf club products in the third quarter of 2000 is due primarily to a favorable product sales mix primarily related to sales of ERC™ Forged Titanium Drivers during the quarter, and the negative effect that close-out sales at substantially reduced prices during the third quarter of 1999 had on that period's cost of goods sold as a percentage of net sales, and to reductions in manufacturing labor and overhead expenses. Cost of goods sold for the Company's golf ball products during the third quarter of 2000 was adversely affected by plant utilization and production yields.

    Selling expenses in the third quarter of 2000 increased to $41.1 million (20% of net sales) from $31.3 million (17% of net sales) in the third quarter of 1999, and include the reclassification of shipping revenue and expense which were previously recorded in "selling" expense. The effect of this reclassification reduced selling expenses by $1.5 million and $1.3 million for the third quarters of 2000 and 1999, respectively. The increase in selling expenses was primarily attributable to incremental expenses associated with sales of the Company's Rule 35™ golf balls and with expanded golf club sales activity in the Company's Japanese subsidiary. Prior to 2000, Callaway Golf® products were sold in Japan through a third party distributor. Other promotional expenses also contributed to the increase.

    General and administrative expenses in the third quarter of 2000 decreased to $20.7 million (10% of net sales) from $22.9 million (12% of net sales) in the comparable quarter of 1999. This decrease is mainly attributable to the shifting of costs associated with the Company's golf ball pre-production period to cost of goods sold (i.e., the costs related to the production of golf balls during the quarter are now included in cost of goods sold rather than general and administrative expenses). This decrease was partially offset by an increase in bad debt expense associated with the write-off of uncollectible accounts.

    Research and development expenses in the third quarter of 2000 increased to $9.9 million (5% of net sales) from $8.7 million (5% of net sales) in the third quarter of 1999. This increase is primarily attributable to an increase in employee costs, partially offset by a decrease in raw material consumption.

    Other income in the third quarter of 2000 decreased to $2.7 million from $2.9 million in the comparable quarter of 1999. This decrease is primarily attributable to lower foreign currency transaction gains, partially offset by increases in interest income and royalty income.

    For the third quarter of 2000, the Company recorded a provision for income taxes of $12.5 million and recognized a decrease in deferred taxes of $0.9 million. The provision for income taxes as a percentage of income before tax for the third quarters of 2000 and 1999 was 39%. During the third quarter of 2000, the Company realized $0.5 million in tax benefits related to the exercise of employee stock options.

Nine-month periods ended September 30, 2000 and 1999

    For the nine months ended September 30, 2000, net sales increased $102.4 million, or 17%, to $704.8 million from $602.4 million in the comparable period of the prior year. The increase is attributable to an increase in sales of irons and golf balls, partially offset by a decrease in sales of metal woods. The increase in sales of irons of 53% to $265.3 million represents an increase in both unit and dollar sales and is primarily attributable to sales of Steelhead™ X-14™ Stainless Steel Irons, which were introduced in January 2000, and which generated higher revenues during the first nine months of 2000 than its predecessor, Steelhead™ X-12® Stainless Steel Irons, did in the comparable period of the prior year. Also contributing to the increase in sales of irons were sales of Great Big Bertha® Hawk Eye® Tungsten Injected™ Titanium Irons, which were not sold in significant quantities during the comparable period of 1999. The Company recorded sales of $28.1 million of its Rule 35™ golf balls in the first nine months of 2000. This product was not sold during the comparable period of the prior year. The overall decrease in sales of metal woods of 8% to $346.2 million represents a decrease in both unit and dollar sales of titanium and non-current metal woods, offset by an increase in unit and dollar sales of stainless steel metal woods. The overall decrease in sales of metal woods is primarily attributable to sales of non-current products in the first nine months of 1999, which did not occur in significant quantities during the comparable period of 2000, and to a decrease in sales of Great Big Bertha® Hawk Eye® Titanium Metal Woods during the first nine months of 2000 from the comparable period of 1999. However, sales of ERC™ Forged Titanium Drivers, which began shipping in significant quantities in the second quarter of 2000, partially offset the decrease in sales of titanium metal woods. Also partially offsetting the decrease in sales of titanium metal woods was an increase in sales of stainless steel metal woods attributable to the January 2000 introduction of Steelhead Plus™ Stainless Steel Metal Woods, which generated higher revenues in the first nine months of 2000 than its predecessor, Steelhead™ Stainless Steel Metal Woods, did in the comparable period of 1999.

    Net sales reflect the effect of a reclassification of shipping revenues from "selling" expenses. This reclassification, which added $4.7 million and $3.7 million to sales during the nine months ended September 30, 2000 and 1999, respectively, was required by EITF 00-10 and did not result in a change in the Company's earnings or earnings per share for either period.

    During the first nine months of 2000, sales increased in all regions as compared with the same period during 1999. Sales in the United States increased $39.1 million (11%) to $382.3 million during the first nine months of 2000 versus the first nine months of 1999 and sales in Europe increased $12.1 million (12%) to $112.5 million during this same period. Sales in Japan increased $36.4 million (62%) to $95.6 million and sales in the Rest of Asia increased $11.9 million (22%) to $66.7 million in the first nine months of 2000 as compared with the first nine months of 1999. Sales in the regions comprising the Rest of World increased $2.9 million (6%) to $47.7 million in the first nine months of 2000 versus the first nine months of 1999.

    For the nine months ended September 30, 2000, cost of goods sold increased to $364.8 million from $323.5 million in the comparable period of 1999, and as a percentage of net sales improved to 52% from 54%. These amounts reflect the reclassification of shipping expense from "selling" expense that resulted from the application of EITF 00-10. This reclassification added $9.0 million and $6.8 million to cost of goods sold in the first nine months of 2000 and 1999, respectively. The overall decrease in cost of goods sold as a percentage of net sales is attributable to a substantial improvement in cost of goods sold of golf club products to 48% of net sales in the first nine months of 2000 from 54% of net sales in the comparable period of 1999, partially offset by costs associated with manufacturing the Company's new golf balls. The improved cost of goods sold as a percentage of net sales for golf club products in the nine months of 2000 is due primarily to reductions in manufacturing labor and overhead expenses, a favorable product sales mix primarily related to sales of ERC™ Forged Titanium Drivers and the negative effect that close-out sales at substantially reduced prices during the first nine months of 1999 had on that period's cost of goods sold as a percentage of net sales. Cost of goods sold for the Company's golf ball products during the first nine months of 2000 was adversely affected by plant utilization and production yields.

    Selling expenses in the nine months ended September 30, 2000 increased to $131.8 million (19% of net sales) from $95.7 million (16% of net sales) in the comparable period of 1999, and include the reclassification of shipping revenue and expense which were previously recorded in "selling" expense. The effect of this reclassification reduced selling expenses by $4.3 million and $3.1 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in selling expenses was primarily attributable to incremental expenses associated with the launch of the Company's Rule 35™

golf balls and with expanded golf club sales activity in the Company's Japanese subsidiary. Prior to 2000, Callaway Golf® products were sold in Japan through a third party distributor. Expenses related to product endorsement also contributed to the increase.

    General and administrative expenses in the nine months of 2000 decreased to $55.8 million (8% of net sales) from $67.4 million (11% of net sales) in the comparable period of 1999. This decrease is primarily attributable to the shifting of costs associated with the Company's golf ball pre-production period to cost of goods sold (i.e., the costs related to the production of golf balls during the period are now included in cost of goods sold rather than general and administrative expenses) and to reductions in legal and consulting fees. This decrease was partially offset by an increase in bad debt expense associated with the write-off of uncollectible accounts.

    Research and development expenses for the nine months ended September 30, 2000 increased to $26.2 million (4% of net sales) from $25.4 million (4% of net sales) in the comparable period of 1999. This increase is primarily attributable to an increase in employee costs, partially offset by decreases in depreciation expense and overhead costs.

    Other income in the first nine months of 2000 increased to $6.4 million from $0.8 million in the comparable period of 1999. This increase is primarily attributable to lower interest expense and increases in interest income and royalty income.

    For the nine months ended September 30, 2000, the Company recorded a provision for income taxes of $52.1 million and recognized a decrease in deferred taxes of $3.6 million. The provision of income tax as a percentage of income before tax for the nine months ended September 30, 2000 and 1999 was 39%. During the first nine months of 2000, the Company realized $5.0 million in tax benefits related to the exercise of employee stock options.

  LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, cash and cash equivalents increased to $121.6 million from $112.6 million at December 31, 1999. This increase resulted primarily from cash provided by operations of $95.1 million, partially offset by cash used in financing and investing activities of $64.1 million and $21.4 million, respectively. Cash flows provided by operations reflect increases in income taxes payable, accrued employee compensation and benefits, and accrued warranty expense. Cash flows from operations were reduced by increases in accounts receivable and inventory. Cash flows used in financing activities are primarily attributable to the acquisition of 4.3 million shares of Treasury Stock and to dividends paid, partially offset by cash flows from the issuance of Common Stock. Cash flows used in investing activities are primarily attributable to capital expenditures.

    The Company's principal source of liquidity, both on a short-term and long-term basis, has been cash flow provided by operations and the Company's credit facilities. The Company currently expects this trend to continue. The Company has a revolving credit facility for up to $120.0 million (the "Amended Credit Agreement") and an $80.0 million accounts receivable securitization facility (the "Accounts Receivable Facility") (see Notes 4 and 5 to the unaudited Consolidated Condensed Financial Statements). During the first nine months of 2000, the Company did not utilize either its Accounts Receivable Facility or its line of credit under the Amended Credit Agreement. At September 30, 2000, the Company had $118.2 million available, net of outstanding letters of credit, under the Amended Credit Agreement, subject to meeting certain availability requirements under a borrowing base formula and other limitations. Also at September 30, 2000, there were no advances under the Accounts Receivable Facility, leaving up to $80.0 million available under this facility.

    On May 3, 2000, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in the open market or in private transactions, subject to the Company's assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the

Company of $100.0 million. The Company began its repurchase program in May 2000. Since the inception of this repurchase program (in May 2000) through September 30, 2000, the Company has spent a total of $71.5 million to repurchase 4.3 million shares of its Common Stock at an average cost of $16.83 per share. Pursuant to the authority granted in May 2000, the Company may purchase up to $28.5 million in additional shares by December 31, 2000. If the Company continues to repurchase its Common Stock under this program and/or under any future programs, the Company's liquidity would decrease. However, the acquisition of Treasury Stock under this or future repurchase programs could materially impact the Company's earnings per share in a positive manner.

    As a result of the implementation of its plan to improve operating efficiencies (see "Restructuring" below), the Company incurred charges of $54.2 million in the fourth quarter of 1998. Of these charges, $25.5 million were estimated to be non-cash. Since the adoption of this restructuring plan in the fourth quarter of 1998, the Company has made cash outlays for employee termination costs, contract cancellation fees, excess lease costs and other expenses totaling $20.2 million, of which $1.4 million occurred in 2000. A portion of certain restructuring reserves totaling $8.6 million was reversed during 1999. At September 30, 2000, the Company had a contingent liability that expires in February 2003 of $6.2 million relating to a facility in New York City (see Note 7 to the unaudited Consolidated Condensed Financial Statements).

    Although the Company's golf club operations are mature and historically have generated cash from operations, the Company's golf ball operations are in their first year of operations and to date have not generated cash flows sufficient to fund these operations. The Company does not expect that its golf ball operations will generate sufficient cash to fund these operations for the remainder of 2000 or in 2001. However, based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its credit facilities, will be sufficient to finance current operating requirements, including planned capital expenditures and purchase commitments. There can be no assurance, however, that future industry specific or other developments, or general economic trends, will not adversely affect the Company's operations or its ability to meet its future cash requirements.

  RESTRUCTURING

    During the fourth quarter of 1998, the Company recorded a restructuring charge of $54.2 million resulting from a number of cost reduction actions and operational improvements. These actions included the consolidation of the operations of the Company's wholly-owned subsidiary, Odyssey Golf, Inc. ("Odyssey"), into the operations of the Company while maintaining the distinct and separate Odyssey® brand image; the discontinuation, transfer or suspension of certain initiatives not directly associated with the Company's core business, such as the Company's involvement with interactive golf sites, golf book publishing, new player development and a golf venue in Las Vegas; and the re-sizing of the Company's core business to reflect current and expected business conditions. The restructuring charges primarily related to: 1) the elimination of job responsibilities, resulting in costs incurred for employee severance; 2) the decision to exit certain non-core business activities, resulting in losses on disposition of assets, as well as excess lease costs; and 3) consolidation of the Company's continuing operations resulting in impairment of assets, losses on disposition of assets and excess lease costs. During 1999, the Company completed its restructuring initiatives. At September 30, 2000, there was no remaining reserve balance. The decrease in the reserve balance since December 31, 1999 of $1.4 million represents cash paid for excess lease costs. The Company also has a contingent liability related to this facility (See Note 7 to the unaudited Consolidated Condensed Financial Statements).

  CERTAIN FACTORS AFFECTING CALLAWAY GOLF

  Sales

    Golf Clubs.  The Company believes that since 1997 the overall worldwide premium golf club market has generally not experienced substantial growth in dollar volume from year to year. There is no assurance that the overall dollar volume of the worldwide premium golf club market will grow, or that it will not decline, in the near future. The Company's future sales growth may be limited unless there is growth in the worldwide premium golf club market.

    Overall sales of the Company's current club products were strong during the first three quarters of 2000, and the Company's brands remained number one in the U.S. and the worldwide market for woods, irons and putters. No assurances can be given, however, that market conditions, the demand for the Company's existing products, or the introduction of new products will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future. In addition, if the Company were to experience delays, difficulties or increased costs in its production of golf clubs, including production of new products needed to replace current products, the Company's future golf club sales could be adversely affected.

    The Company previously reported that there would be a delay in the recording of revenues for sales in Japan as compared to prior periods because revenue is now recorded upon sale to retailers and not upon sale to its former third party distributor, Sumitomo Rubber Industries, Ltd. ("Sumitomo"). See below "Certain Factors Affecting Callaway Golf-International Distribution." The Company believes that such delayed recording of revenues negatively affected sales in Japan in the first quarter of 2000, which declined 15% as compared to the first quarter of 1999. The Company believes that the negative effect of the delayed recording of revenue is limited to the first quarter of 2000. The Company does not believe that the delayed recording of revenues affected materially its second or third quarter performance and does not expect it to affect materially its future performance.

    Golf Balls.  In 1996, the Company formed Callaway Golf Ball Company, a wholly-owned subsidiary of the Company, for the purpose of designing, manufacturing and selling golf balls. In February 2000, the Company introduced its new Rule 35™ golf balls. The development of the Company's golf ball business has had a significant negative impact on the Company's cash flows, financial position and results of operations and will continue to affect negatively the Company's performance in 2000 and into 2001. The pre-tax loss generated by the Company's golf ball operations, before corporate allocations, was approximately $38.1 million in the first three quarters of 2000, and the Company expects that its golf ball operations will generate additional pre-tax losses in the remaining part of the year.

    Although initial demand for the Company's golf balls is promising, there is no assurance that such demand will result in a proportionate amount of actual sales or that consumers will enjoy the balls sufficiently to sustain future sales. Moreover, the success of the Company's new golf ball business could be adversely affected by various factors, including, among others, delays, difficulties or increased costs in manufacturing or in distribution of the golf balls. To date, the Company has experienced higher than expected production costs attributable to yield and other ramp-up issues. Although the Company has resolved some of these issues, others remain. The Company is aggressively seeking solutions to these issues and expects production of the golf balls to continue to increase as these issues are resolved. There is no assurance, however, that the Company will be able to manufacture enough balls to meet future demand or be able to achieve the operational or sales efficiencies necessary to make its golf ball business profitable. Consequently, there can be no assurance as to whether the golf ball will be commercially successful or that a return on the Company's investment will ultimately be realized. Furthermore, if these issues are not resolved satisfactorily in a timely manner, the Company's results of operations, cash flows and financial position will continue to be negatively affected.

  Gross Margin

    Consumer acceptance of current and new products, the sale and disposal of non-current products at reduced sales prices, the sales mix of the Company's high and low margin products (e.g. irons generally have lower margins than woods) and continuing pricing pressure from competitive market conditions may have an adverse effect on the Company's future sales and gross margin. The Company's margins also have been negatively affected by its golf ball business, and the Company expects that its golf ball business will continue to affect negatively its margins for the remainder of 2000 and into 2001. See above "Certain Factors Affecting Callaway Golf—Sales."

  Seasonality

    In the golf club and golf ball industries, sales to retailers are generally seasonal due to lower demand in the retail market in the Company's fourth quarter and, to a lesser extent, the Company's first quarter. The Company's golf club business has generally followed this seasonal trend and the Company expects this to continue generally for both its golf club and golf ball businesses. Although the Company has realized operational improvements in its golf ball business in 2000, expected normal seasonality will limit the positive impact of any of these operational improvements in 2000. Furthermore, unusual or severe weather conditions such as the "El Niño" weather patterns experienced during the winter of 1997 through 1998 may compound or otherwise distort these seasonal effects.

  Competition

    The worldwide market for premium golf clubs is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. New product introductions, price reductions and "close-outs" by competitors continue to generate increased market competition. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities by competitors will not negatively impact the Company's future sales.

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

    The premium golf ball business is also highly competitive, and may be becoming even more competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated market share in excess of 50% of the premium golf ball business. There are also several recent entrants into the golf ball business, including Nike. Many of these competitors have introduced or will introduce golf ball designs that directly compete with the Company's products. The Company will need to penetrate the market share held by existing competitors while competing with the other new entrants in order for its golf ball business to be successful. Although initial sales of the Company's golf balls are promising, there can be no assurance that the Company's golf balls will obtain the market acceptance necessary to be commercially successful.

  Manufacturing Capacity

    The Company plans its manufacturing capacity based upon the forecasted demand for its products. Actual demand for such products may exceed or be less than forecasted demand. The Company's unique product designs often require sophisticated manufacturing techniques, which can require significant start-up expenses and/or limit the Company's ability to quickly expand its manufacturing capacity to meet the full demand for its products. If the Company is unable to produce sufficient quantities of new products in time to fulfill actual demand, especially during the Company's traditionally busy quarters, it could limit the Company's sales and adversely affect its financial performance. On the other hand, the Company invests in capacity and commits to components and other manufacturing inputs for varying periods of time, which can limit the Company's ability to quickly react if actual demand is less than forecast. As in 1998, this could result in less than optimum capacity usage and/or in excess inventories and related obsolescence charges that could adversely affect the Company's financial performance.

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

    It previously was the Company's practice to announce its new product line at the beginning of each calendar year. The Company recently departed from that practice and announced its 2001 product line at a press conference on October 18, 2000. Such an early announcement could cause golfers, and therefore the Company's customers, to defer purchasing new golf equipment until the Company's new products are available. Such deferments could have a material adverse effect upon sales of the Company's current products for the fourth quarter of 2000 and/or result in close-out sales at reduced prices.

  Conformance with Rules of Golf

    New golf club and golf ball products generally seek to satisfy the standards established by the United States Golf Association ("USGA") and the Royal and Ancient Golf Club of St. Andrews ("R&A") because these standards are generally followed by golfers within their respective jurisdictions. The USGA rules are generally followed in the United States and Mexico and the R&A rules are generally followed in most other countries throughout the world. Currently, the Rules of Golf as published by the R&A and the USGA are virtually the same except with respect to the regulation of "driving clubs." In 1998, the USGA adopted a so-called "spring-like effect test" that limits the coefficient of restitution ("COR") of drivers. The R&A has announced that it does not believe that such a limitation is needed or in the best interests of the game of golf, and has not adopted such a test or other performance limitation on drivers.

    Some countries, such as Japan and Canada, have local golf associations that exert some control over the game of golf within their jurisdictions. The Royal Canadian Golf Association ("RCGA") has announced that it will generally follow the USGA with respect to equipment rules. So far, no other local organization within the R&A's general jurisdiction has deviated from the R&A's position with respect to equipment rules.

    Currently, all of the Company's products are believed to be "conforming" under the Rules of Golf as published by the R&A. In addition, all of the Company's products with the exception of the Company's ERC™ II Forged Titanium Driver (together with its predecessor, the ERC Forged Titanium Driver, the "ERC Drivers"), are believed to be "conforming" under the Rules of Golf as published by the USGA and RCGA. Although the ERC Drivers conform to all existing R&A equipment rules, and most existing USGA and RCGA equipment rules, they do not conform to the USGA's so-called "spring-like effect" test protocol. There is no assurance that new designs will receive USGA and/or R&A approval, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company's products.

    On October 18, 2000, the Company announced that it intended to sell its ERC II Forged Titanium Driver in the U.S. despite the fact that it will be ruled to be non-conforming by the USGA. To the Company's knowledge, it is the first large, premium brand golf equipment company to sell non-conforming equipment in the U.S. By undertaking this approach, the Company hopes to expand participation in the game of golf in the United States—the source of approximately 55% of the Company's revenues—by making the game more enjoyable and accessible for more people, including those people who play the game primarily for fun, enjoyment and recreation. While the Company believes that this is the best strategy for the Company and its stockholders, and one that is good for the game of golf as well, the strategy is not without risk. It is possible that a significant number of U.S. retailers may decline to carry a non-conforming product such as the ERC II Driver. It is also possible that a significant number of U.S. golfers may decide that they do not wish to purchase a driver that may not be used in competitions in the U.S. played subject to the USGA's rules. Retailer and/or consumer backlash against the introduction of a non-conforming product may injure sales of other, conforming products, or otherwise damage the brand. These negative effects, if they materialize, could materially reduce U.S. sales of ERC II Drivers and other products in 2001 and in future years, and could even negatively affect in a material way the strength of the brand and the Company's business overseas despite the fact that the ERC II Driver fully conforms with the R&A's Rules. On the other hand, if the Company is correct in its belief that there are a large number of American golfers who do not play in tournaments subject to the USGA's Rules and are prepared to purchase a non-conforming driver for use in recreational play, and/or the Company's strategy is successful over time in attracting more people to the game of golf in the U.S., then the beneficial effects could be significant.

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

    During the first quarter of 2000, the Company began selling its Rule 35™ golf balls. To date, the Company has not experienced significant returns of defective golf balls, and in light of the quality control procedures implemented in the production of its golf balls, the Company does not expect a significant amount of defective ball returns. If there were a significant amount, however, it could have a material adverse effect upon its golf ball business.

  Credit Risk

    The Company primarily sells its products to golf equipment retailers, wholly-owned domestic and foreign subsidiaries and foreign distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from these customers. Historically, the Company's bad debt expense has been low. However, a downturn in the retail golf equipment market, like the one experienced in 1998 and 1999, primarily in the U.S., could result in increased delinquent or uncollectible accounts for some of the Company's significant customers. In addition, the Company's transition in Japan from selling to one distributor to selling directly to many retailers could increase the Company's delinquent or uncollectible accounts. There can be no assurance that failure of the Company's customers to meet their obligations to the Company will not adversely impact the Company's results of operations, financial position or cash flows.

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

    An increasing number of the Company's competitors have, like the Company itself, sought to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs and golf balls. From time to time others have or may contact the Company to claim that they have proprietary rights that have been infringed by the Company and/or its products. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no interruptions in the Company's business as a result of any claims of infringement. No assurance can be given, however, that the Company will not be adversely affected in the future by the assertion of intellectual property rights belonging to others. This effect could include alteration or withdrawal of existing products and delayed introduction of new products.

    Various patents have been issued to the Company's competitors in the golf ball industry. As the Company developed its Rule 35™ golf ball, it attempted to avoid infringing valid patents or other intellectual property rights. Despite these attempts, it cannot be guaranteed that competitors will not assert and/or a court will not find that the Rule 35 golf ball infringes any patent or other rights of competitors (see Part II, Item I—Legal Proceedings). If the Rule 35 golf ball is found to infringe on protected technology, there is no assurance that the Company would be able to obtain a license to use such technology, and it could incur substantial costs to redesign it and/or defend legal actions.

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

  "Gray Market" Distribution

    Some quantities of the Company's products find their way to unapproved outlets or distribution channels. This "gray market" for the Company's products can undermine authorized retailers and foreign wholesale distributors who promote and support the Company's products, and can injure the Company's image in the minds of its customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling Callaway Golf® products to unauthorized distributors and/or an increase in sales returns over historical levels. For example, the Company experienced a decline in sales in the U.S. in 1998, and believes the decline was due, in part, to a decline in "gray market" shipments to Asia and Europe. While the Company has taken some lawful steps to limit commerce in its products in the "gray market" in both the U.S. and abroad, it has not stopped such commerce.

  Golf Professional Endorsements

    The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf® and Odyssey® branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Senior PGA Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the buy.com Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor's products despite contractual commitments. If certain of the Company's professional endorsers were to stop using the Company's products contrary to their endorsement agreements, the Company's business could be adversely affected in a material way by the negative publicity.

    Many professional golfers throughout the world use the Company's golf clubs even though they are not contractually bound to do so and do not grant any endorsement to the Company. The Company has created cash pools ("Pools") that reward such usage. However, in 1999 and so far in 2000, as compared to 1998, the Company significantly reduced these Pools for both Callaway Golf® and Odyssey® brand products for the PGA and the Senior PGA Tours, and has significantly reduced the Pools for Odyssey® brand products and eliminated the Pools for Callaway Golf® brand products for the LPGA and buy.com tours. The Pools for 2000 have been comparable to 1999. In addition, many other companies are aggressively seeking the patronage of these professionals, and are offering many inducements, including specially designed products and significant cash rewards. As a result, in 1999 and so far in 2000, usage of the Company's drivers on the Senior PGA, PGA, LPGA and buy.com tours was substantially reduced compared to 1998.

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

    Many golf ball manufacturers, including the leading U.S. manufacturer of premium golf balls, have focused a great deal of their marketing efforts on promoting the fact that tour professionals use their balls. Some of these golf ball competitors spend large amounts of money to secure professional endorsements, and the market leader has obtained a very high degree of tour penetration. While many of the Company's staff professionals have decided to use the Company's golf balls in play, there are others who are already under contract with other golf ball manufacturers or, for other reasons, may not choose to play the Company's golf ball products. In addition, some professionals who are not on the Company's staff have used the Company's golf balls in play, but there is no assurance they will continue to do so and no assurance that other non-staff professionals will decide to play the Company's balls. The Company does not plan to match the endorsement spending levels of the leading manufacturer, and will instead rely more heavily upon the performance of the ball and other factors to attract professionals to the product. In the future the Company may or may not increase its tour spending in support of the golf ball. It is not clear to what extent use by professionals is important to the commercial success of the Company's golf ball, but it is possible that the results of the Company's golf ball business could be significantly affected by its success or lack of success in securing acceptance on the professional tours.

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

    The Company previously appointed Sumitomo as the sole distributor of Callaway Golf® clubs in Japan, through a distribution agreement that ended December 31, 1999. In 1999, 1998 and 1997, sales to Sumitomo accounted for 7%, 8% and 10%, respectively, of the Company's net sales. In the fourth quarter of 1999, the Company successfully completed negotiations with Sumitomo to provide a smooth transition of its business. Effective January 1, 2000, the Company began distributing Callaway Golf® brand products through Callaway Golf K. K., which also distributes Odyssey® products and Callaway Golf™ balls. There are significant risks associated with the Company's intention to effectuate distribution of Callaway Golf products in Japan through Callaway Golf K. K. rather than through Sumitomo. Some of these risks include increased delinquent and uncollectible accounts now that the Company will be collecting its receivables from many retailers as opposed to only one distributor. Furthermore, the Company will no longer have the benefit of the minimum purchases that Sumitomo was required to make. It is possible that these circumstances could have a material adverse effect on the Company's operations and financial performance. Thus far in 2000, these risks have not materialized. However, the Company believes its Japanese subsidiary is still in the early stages of operation.

  Information Systems

    Many of the countries in which the Company sells its products are Member States of the Economic and Monetary Union ("EMU"). Beginning January 1, 1999, Member States of the EMU have the option of trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships until 2002 when their local currencies will be phased out. The current version of the Company's enterprise-wide business system does not support transactions denominated in euro. The Company is in the process of upgrading its business systems to support transactions denominated in euro. The Company intends to enable the euro functionality of its upgraded system no later than the end of its third quarter in 2001. Until such time as the upgrade has occurred and the euro functionality has been enabled, transactions denominated in euro will be processed manually. To date, the Company has not experienced, and does not anticipate in the near future, a large demand from its customers to transact in euro. Additionally, the Company does not believe that it will incur material costs specifically associated with manually processing data or preparing its business systems to operate in either the transitional period or beyond. However, there can be no assurance that the conversion of EMU Member States to euro will not have a material adverse effect on the Company and its operations.

    The Company previously reported that it was in the process of upgrading its enterprise-wide business system to a more current software release and that such upgrade would affect almost all of the Company's major systems functions, including sales, manufacturing, and accounting. The Company has substantially completed the upgrade and the estimated cost to the Company of the upgrade was not material.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    The Company is exposed to the impact of foreign currency fluctuations due to its international operations and certain export sales. The Company is exposed to both transactional currency/functional currency and functional currency/reporting currency exchange rate risks. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in the value of foreign currencies. Pursuant to its foreign exchange hedging policy, the Company may use forward foreign currency exchange rate contracts to hedge certain firm commitments and the related receivables and payables. During the nine months ended September 30, 2000, the Company entered into such contracts on behalf of three of its wholly-owned subsidiaries, Callaway Golf Europe Ltd., Callaway Golf K.K. and Callaway Golf Canada Ltd. The Company also hedged certain euro-denominated accounts receivable during the nine months ended September 30, 2000. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. These foreign exchange contracts generally do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the transactions being hedged, and the Company does not engage in hedging contracts which exceed the amounts of these transactions.

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

    Additionally, the Company is exposed to interest rate risk from its Accounts Receivable Facility and Amended Credit Agreement (see Notes 4 and 5 to the Company's unaudited Consolidated Condensed Financial Statements) which are indexed to the LIBOR and Redwood Receivables Corporation Commercial Paper Rate. No amounts were advanced or outstanding under these facilities at September 30, 2000.

    Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2000 through its derivative financial instruments.

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

    The estimated maximum one-day loss in earnings from the Company's foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $1.3 million at September 30, 2000. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

    Notes 4 and 5 to the unaudited Consolidated Condensed Financial Statements outline the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

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

    On July 24, 2000, Bridgestone Sports Co., Ltd. ("Bridgestone") filed a complaint for patent infringement in the United States District Court for the Northern District of Georgia, Civil Action No. 100-CV-1871, against Callaway Golf Company, Callaway Golf Ball Company (collectively "Callaway Golf"), and a golf retailer located in Georgia. Bridgestone alleges that the manufacture and sale of the Company's Rule 35™ golf ball infringes four U.S. golf ball patents owned by Bridgestone. Bridgestone is seeking unspecified damages and injunctive relief. Callaway Golf Company has denied the allegations and is defending the action. On September 12, 2000, Callaway Golf answered the Complaint, and asserted affirmative counterclaims against Bridgestone seeking a judicial declaration that Callaway Golf does not infringe the Bridgestone patents, that the patents are invalid, and that Bridgestone engaged in inequitable conduct in the United States Patent and Trademark Office. On October 13, 2000, Bridgestone and the retailer defendant entered into a consent judgment discontinuing the action against the retailer. The parties are engaged in discovery. No trial date has been set by the court.

    The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the Bridgestone matter specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. However, management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's annual consolidated financial position, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    On November 13, 2000, the Company issued a press release entitled, "Ely Callaway to Remain as Callaway Golf CEO and President as the Company Focuses Top Management on Growing the Game of Golf." A copy of the press release is attached as Exhibit 99.1.

Item 6.  Exhibits and Reports on Form 8-K:

a.
Exhibits

3.1
Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the "Commission") on July 1, 1999 (file no. 1-10962).
3.2	Bylaws, incorporated herein by this reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).
10.45	Executive Officer Employment Agreement, entered into as of September 1, 2000, by and between the Company and Steven C. McCracken.(†)
10.46	Executive Officer Employment Agreement, entered into as of September 1, 2000, by and between the Company and Ronald A. Drapeau.(†)
10.47	Executive Officer Employment Agreement, entered into as of July 13, 2000, by and between the Company and Brad Holiday.(†)
10.48	Executive Officer Employment Agreement, entered into as of September 1, 2000, by and between the Company and Michael McCormick.(†)
10.49	Callaway Golf Company Executive Deferred Compensation Plan (As Amended and Restated Effective August 22, 2000).(†)
27.1	Financial Data Schedule.(†)
99.1	Press Release dated November 13, 2000. (†)

(†)
Included with this Report.

b.
Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY
November 13, 2000	By:	/s/ BRADLEY J. HOLIDAY Bradley J. Holiday Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1
Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the "Commission") on July 1, 1999 (file no. 1-10962).
3.2	Bylaws, incorporated herein by this reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).
10.45	Executive Officer Employment Agreement, entered into as of September 1, 2000, by and between the Company and Steven C. McCracken.(†)
10.46	Executive Officer Employment Agreement, entered into as of September 1, 2000, by and between the Company and Ronald A. Drapeau.(†)
10.47	Executive Officer Employment Agreement, entered into as of July 13, 2000, by and between the Company and Brad Holiday.(†)
10.48	Executive Officer Employment Agreement, entered into as of September 1, 2000, by and between the Company and Michael McCormick.(†)
10.49	Callaway Golf Company Executive Deferred Compensation Plan (As Amended and Restated Effective August 22, 2000).(†)
27.1	Financial Data Schedule.(†)
99.1	Press Release dated November 13, 2000.

(†)
Included with this Report.

b.
Reports on Form 8-K

    None

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K:
SIGNATURES
EXHIBIT INDEX