Form 10-K405
period 2000-12-31
CALLAWAY GOLF CO /CA
filed 2001-03-30
CIK 837465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10962

CALLAWAY GOLF COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3797580 (I.R.S. Employer Identification No.)

2180 Rutherford Road

Carlsbad, CA 92008-8815
(760) 931-1771
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of February 28, 2001, the aggregate market value of the Registrant’s Common Stock held by nonaffiliates of the Registrant was $1,584,995,240 based on the closing sales price of the Registrant’s Common Stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and the Company’s grantor stock trust without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.

     As of March 26, 2001, the number of shares of the Registrant’s Common Stock outstanding was 76,546,813, and there were no shares of the Registrant’s Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV incorporate certain information by reference from the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2000.

     Parts I and III incorporate certain information by reference from the Registrant’s definitive Proxy Statement for the annual meeting of shareholders to be held on May 2, 2001, as filed with the Commission on March 28, 2001 pursuant to Regulation 14A, which information is incorporated herein by reference.

     Disclaimer: Statements made in this report that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see below Part I, Item 1 — Certain Factors Affecting Callaway Golf Company, as well as the Company’s other periodic reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business

      Callaway Golf Company (the “Company” or “Callaway Golf”) was incorporated in California in 1982 and reincorporated in Delaware on July 1, 1999. The Company has the following direct wholly-owned operating subsidiaries: Callaway Golf Sales Company, Callaway Golf Europe Ltd., Callaway Golf K.K, Callaway Golf Korea Ltd., Callaway Golf Canada Ltd. and Callaway Golf South Pacific PTY Ltd. During 2000, the Company consolidated its golf ball and golf club operations, and in connection with such consolidation, it merged its wholly-owned subsidiary, Callaway Golf Ball Company, into the Company.

      The Company, together with its subsidiaries, designs, develops, manufactures and markets high quality, innovative golf clubs (drivers, fairway woods, irons and putters) and golf balls. The Company also sells golf accessories such as golf bags, towels, headwear, and travel accessories. The Company generally sells its products to golf retailers, directly and through its wholly-owned subsidiaries, and to third party distributors. The Company’s products are designed for the enjoyment of both amateur and professional golfers. Golfers generally purchase the Company’s products on the basis of performance, ease of use and appearance.

      During 2000, the Company introduced some significant additions to its product line. In early 2000, the Company launched its Rule 35® golf balls as well as its new Big Bertha® ERC™ Forged Titanium Drivers, Steelhead Plus™ Stainless Steel Woods and Steelhead™ X-14® Irons and Odyssey® White Hot® Putters. In October of 2000, the Company announced its new Big Bertha® ERC II™ Forged Titanium Drivers, Big Bertha® Hawk Eye® VFT™ Titanium Drivers and Fairway Woods, Steelhead™ X-14® Pro Series Irons, and the Odyssey® TriHot™ line of putters. All of these new products, as well as the Company’s other products, are believed to conform to the Rules of Golf as published by the Royal and Ancient Golf Club of St. Andrews (“R&A”). All of the Company’s products are believed to conform to the Rules of Golf as published by the United States Golf Association (“USGA”), except for the Company’s ERC II™ Forged Titanium Driver and its predecessor the ERC™ Forged Titanium Driver.

      On October 18, 2000, the Company announced that it intended to sell its ERC II™ Forged Titanium Driver in the United States despite the fact that is has been ruled to be non-conforming by the USGA. Historically, the Company has only sold products that it believed were conforming with the Rules of Golf as published by both the R&A and the USGA. The Company believes it is the first large, premium brand golf equipment company to sell non-conforming equipment in the United States. By undertaking this approach, the Company hopes to expand participation in the game of golf in the United States by making the game more enjoyable and accessible for more people, including those who play golf primarily for fun, enjoyment and recreation. For further discussion of the risks and benefits of this strategy, see below, “Certain Factors Affecting Callaway Golf Company — Conformance with Rules of Golf.”

Golf Ball Company

      In 1996, the Company formed Callaway Golf Ball Company for the purpose of designing, manufacturing and selling golf balls. In February 2000, Callaway Golf Ball Company released its new Rule 35® golf balls. These golf balls were the product of more than three years of research and development. The Company expended in excess of $170 million dollars to develop its golf balls and the plant in which they are manufactured. During its first year of operations, the Company’s golf ball operations had net sales of approximately $34.0 million and a loss of approximately $46.0 million. This loss was greater than the Company had anticipated. The Company believes that higher than expected production costs as a result of yield and other ramp-up issues contributed to these losses but also believes that it has generally resolved those issues. Until the Company’s golf ball operations become profitable, the Company may be required to invest a material amount of the Company’s assets in its golf ball operations. For additional risks related to the Company’s golf ball operations, see below, “Certain Factors Affecting Callaway Golf Company.”

Financial Information about Segments and Geographic Areas

      Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 16 to the Consolidated Financial Statements (“Consolidated Financial Statements”) in the Company’s Annual Report to Shareholders for the year ended December 31, 2000 (“2000 Annual Report to Shareholders”), which note is incorporated herein by this reference and is included as part of Exhibit 13.1 to this Form 10-K.

Restructuring

      During the fourth quarter of 1998, the Company recorded a restructuring charge of $54.2 million resulting from a number of cost reduction actions and operational improvements. For additional information regarding the actions taken in connection with, and the effect of, such restructuring, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring” and Note 14 to the Consolidated Financial Statements in the 2000 Annual Report to Shareholders, both of which are incorporated herein by this reference and are included as part of Exhibit 13.1 to this Form 10-K.

Products

      The following table sets forth the contribution to net sales attributable to the product groups for the periods indicated (dollars in thousands).*

	Year Ended December 31,

	2000		1999		1998

Metal Woods	$416,215	50%	$429,011	60%	$389,900	55%

Irons	310,220	37%	221,303	31%	229,112	33%

Balls	33,964	4%	—	0%	—	0%

Putters, accessories and other	77,228	9%	68,724	9%	84,048	12%

Net Sales	$837,627	100%	$719,038	100%	$703,060	100%

*	Shipping revenues and expenses have been reclassified in accordance with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Revenues and Costs.” The Company did not begin selling its golf balls until February 2000 and therefore no amounts are reported for 1999 or 1998.

     Variable Face Thickness Technology

      All of the Company’s current drivers, fairway woods and irons use the Company’s patented Variable Face Thickness Technology. This technology allows Callaway Golf designers to adjust the amount of material that is used in key areas of the clubface. The face area is made thickest near the center and thinner around the perimeter. This helps transfer substantially more energy to the ball at impact than clubheads that are not enhanced with this technology.

      The Company’s principal products are described below.

     Drivers and Fairway Woods

     Big Bertha® ERC II™ Forged Titanium Driver

      The ERC II™ Forged Titanium Driver is the largest most forgiving driver the Company has ever produced. The ERC II™ incorporates the Company’s Variable Face Thickness Technology. It also is nearly as deep as it is wide, which further increases the efficiency provided by this technology and provides a larger “sweet spot.” In addition to the Variable Face Thickness Technology, the ERC II™ has a forged “cup face” design which extends the face section of the club into the crown and sole. This forged club face, together with the Variable Face Thickness Technology, results in a more efficient transfer of energy from club to ball and therefore greater ball speed off the club face. The Company offers this driver in lofts ranging from 7 to 12 degrees.

      As discussed above, on October 18, 2000 the Company announced it would begin selling its ERC IITM Forged Titanium Driver in the United States despite that the USGA has ruled it to be non-conforming. The ERC II,TM however, does conform to the Rules of Golf as published by the R&A.

     Big Bertha® Hawk Eye® VFT™ Drivers and Fairway Woods

      On October 18, 2000, the Company introduced its new Big Bertha® Hawk Eye® VFT™ Drivers and Fairway Woods. These were designed to replace the Company’s Great Big Bertha® Hawk Eye® Titanium Drivers and Fairway Woods. The new drivers are approximately 15% larger, and have a new clubhead shape, as compared to the original Hawk Eye® Drivers they replace. The new Hawk Eye® Drivers and Fairway Woods incorporate the Company’s Variable Face Thickness Technology and are the most forgiving cast titanium metal woods the Company has ever made. They were fine-tuned to meet, but not exceed, the limits imposed by the USGA. The Hawk Eye® VFT™ Drivers are generally offered in lofts ranging from 7 to 12 degrees and the Hawk Eye® VFT™ Fairway Woods are generally offered in a 2-wood, 3-wood, 4-wood, 5-wood, 7-wood and 9-wood. The Hawk Eye® VFT™ Drivers and Fairway Woods are also offered in a Pro Series line.

     Big Bertha® Steelhead Plus™ Drivers and Fairway Woods

      In January 2000, the Company introduced and began delivery of significant quantities of Big Bertha® Steelhead Plus™ Stainless Steel Drivers and Fairway Woods, which were based upon and designed to replace the Company’s Big Bertha® Steelhead™ Stainless Steel Drivers and Fairway Woods. The new Big Bertha® Steelhead Plus™ Stainless Steel Drivers and Fairway Woods also incorporate the Company’s Variable Face Thickness Technology. These clubheads are made of a lightweight forged crown plate, a relatively heavy body and a precision-cast weight chip. The weight chip is situated in a specific location for each driver and fairway wood, creating a low deep center of gravity for maximum performance. The Company generally offers the Big Bertha® Steelhead Plus™ Stainless Steel Drivers in lofts ranging from 6 to 12 degrees. Big Bertha® Steelhead Plus™ Stainless Steel Fairway Woods are available in a 2-wood, Strong 3-wood, 3-wood, Strong 4-wood, 4-wood, 5-wood, 7-wood, 9-wood, and 11-wood.

     Irons

     Big Bertha® Hawk Eye® Tungsten Injected™ Titanium Irons

      The Company’s Hawk Eye® Tungsten Injected™ Titanium Irons are injected with the Company’s Tungsten Weight Matrix, which is a mixture of tungsten spheres and heavy molten metal. The Weight Matrix is fine-tuned in each individual iron to ensure a precisely positioned center of gravity and to create the optimal ball flight for that iron. They also incorporate a modified version of the Variable Face Thickness Technology to provide a better feel and extra forgiveness. The oversized clubheads provide a large effective hitting area. These irons are offered in 1 through 9, and pitch, approach, sand, and lob wedges.

     Big Bertha® Steelhead™ X-14® and Steelhead™ X-14® Pro Series Stainless Steel Irons

      In January 2000, the Company announced the introduction of its new Big Bertha® Steelhead™ X-14™ Stainless Steel Irons and in October 2000, it introduced its Big Bertha® Steelhead™ X-14® Pro Series Irons. These new irons incorporate the Company’s exclusive Variable Face Thickness Technology. Using this technology, the face of the irons is tapered along two planes — from top to bottom and from heel to toe. The thickness variations are optimized in each iron, creating the desired center of gravity for that iron. The Steelhead™ X-14® Pro Series Irons are for golfers who prefer less off-set and prefer to play with irons that are blade-like in appearance. Both the Steelhead™ X-14 and Steelhead™ X-14® Pro Series are offered in 1 through 9, and pitch, approach, sand, and lob wedges.

     Putters

      The Odyssey® brand putters sold by the Company include the new TriHot™ Putters announced in October 2000, the White Hot® Putters introduced in February 2000, and the Company’s classic Dual Force® Putters, including the Rossie® mallet putters and blade style putters. The new TriHot™ and White Hot® Putters feature a high-performance insert made from the proprietary cover material of the Company’s Rule 35® golf balls. Through the use of advanced tungsten-weighting technology, the center of gravity in the TriHot™ series of putters has been moved back and away from the face, which creates better ball roll than similar-shaped clubs. The Company’s Dual Force® Putters contain a black trapezoidal Stronomic® insert for better feel and forgiveness.

     Golf Balls

      On February 4, 2000, Callaway Golf Ball Company introduced its highly anticipated new golf balls. The golf balls, named “Rule 35®” come in two models — Firmfeel™ and Softfeel.TM Both balls are solid 3-piece balls that feature a proprietary thermoset urethane cover that is among the thinnest ever produced. The primary difference between the two balls is the feel of the balls when struck. The balls are offered in a five-ball sleeve and a ten-ball pack. On January 26, 2001, the Company announced the addition of its new CB1™ Red golf ball. This ball is a two-piece ball that is designed to provide maximum distance. The CB1™ ball is generally offered in a three-ball sleeve and a 12-ball pack. The Company expects the CB1TM balls to be available in stores in the second quarter of 2001.

     Accessories

      In addition to its golf clubs and balls, Callaway Golf offers golf-related equipment and supplies manufactured by other companies bearing the Callaway Golf® logo, including golf bags, travel bags, head covers, hats, umbrellas and other accessories.

Product Design and Development

      Product design at Callaway Golf is a result of the integrated efforts of its product development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created an environment in which new ideas are valued and explored. In 2000, 1999, and 1998, the Company expended on research and development $34,579,000, $34,002,000, and $36,848,000, respectively. The Company intends to continue to invest substantial amounts in its research and development activities in 2001 and beyond. In addition to development of new golf club equipment, these investments will continue to include, among others, significant expenditures in support of the Company’s efforts to develop and market new golf ball products.

      Callaway Golf has the ability to create and modify golf club designs by using computer aided design (“CAD”) software, computer aided manufacturing (“CAM”) software and computer numerical control (“CNC”) milling equipment. CAD software enables designers to develop computer models of new clubhead and shaft designs. CAM software is then used by engineers to translate the digital output from CAD computer models so that physical prototypes can be produced. Through the use of this technology, Callaway Golf has been able to greatly accelerate the design, development and testing of new golf clubs. In addition, the Company’s sophisticated CAD/CAM design, tooling, ball prototyping and indoor testing equipment, together with the Company’s predictive computer modeling capability, allows it to develop and test prototype golf balls in a very short cycle time.

Sales and Marketing

     Sales in the United States

      Approximately 54%, 58% and 63% of the Company’s net sales were derived from sales for distribution within the United States in 2000, 1999 and 1998, respectively. The Company targets both on-course and off-course golf retailers who sell professional quality golf products and provide a level of customer service appropriate for the sale of such products. No one customer that distributes golf clubs or balls in the United States accounted for more than 6% of the Company’s revenues in 2000, 1999 or 1998.

      The Company, through its subsidiary Callaway Golf Sales Company, currently employs full-time regional field representatives, in-house telephone salespersons and customer service representatives in connection with golf club, ball and accessory sales. Each geographic region is covered by both a field representative and a telephone salesperson who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits. The Company believes that this tandem approach of utilizing field representatives and telephone salespersons provides the Company a competitive advantage. In connection with the Company’s consolidation of its golf club and golf ball operations, the Company reorganized its sales force in the United States. Prior to the consolidation, the golf club and ball businesses each had their own sales teams which generally solicited sales from the same customers. As a result of the consolidation, the outside sales representatives are now assigned to a specific geographic territory and now sell both golf clubs and golf balls to the customers in their territory.

      In addition, the sales representatives call on corporate customers who want their corporate logo placed on the Company’s golf balls or putters. Unlike many of its competitors, the Company does not use third parties to provide the corporate logo products. The Company imprints the logos on its golf balls and putters in the same facility in which it manufactures them, thereby retaining control over the quality of the process and final product. The Company also pays an agency fee to certain on- and off-course professionals and retailers with whom it has a relationship for corporate sales that originate through such professionals and retailers.

      The Company also has a separate team of sales, manufacturing and customer service representatives that focus on the Company’s custom club sales.

     Sales Outside of the United States

      Approximately 46%, 42% and 37% of the Company’s net sales were derived from sales for distribution outside of the United States in 2000, 1999 and 1998, respectively. The majority of the Company’s international sales were made through its foreign subsidiaries and the rest through third party distributors. The Company does business (either directly or through its subsidiaries and distributors) in more than 70 countries around the world. The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will be an element in the future growth and success of the Company. The Company has been actively pursuing a reorganization of its international operations, including the acquisition of distribution rights in certain key countries in Europe, Asia and elsewhere around the world. The Company continued this strategy in the beginning of 2001 with the acquisition of distribution rights in Australia, New Zealand, Italy, Portugal and Spain.

      As a result of these acquisitions, the Company sells its products throughout Europe through its subsidiary Callaway Golf Europe Ltd. The Company sells its products in Japan through its subsidiary Callaway Golf K.K. The Company sells its products in Korea through its subsidiary Callaway Golf Korea Ltd. The Company currently sells its products in Canada through its subsidiary, Callaway Golf Canada Ltd. The Company sells its products in Australia and New Zealand through its subsidiary Callaway Golf South Pacific PTY Ltd.

      In addition to sales through its subsidiaries, the Company also currently has third party distribution arrangements covering sales of the Company’s products in over 40 foreign countries, including Singapore and Hong Kong, South Africa and various countries in South America. Prices of golf clubs and balls for sales outside of the United States generally receive an export pricing discount to compensate international distributors for selling, advertising and distribution costs. A change in the Company’s relationship with significant distributors could negatively impact the volume of the Company’s international sales. For additional risks related to the Company’s international operations, see below, “Certain Factors Affecting Callaway Golf Company — International Distribution.”

     Advertising and Promotion

      Within the United States, the Company has focused its advertising efforts mainly on a combination of television commercials during golf telecasts and printed advertisements in national magazines, such as Golf Digest, Golf Magazine, Golfweek, Golf World and Sports Illustrated’s Golf Plus. Advertising of the Company’s products outside of the United States is typically handled by the Company’s subsidiaries as well as distributors and resellers of the products in a particular country.

      In addition, the Company establishes relationships with professional golfers in order to promote the Company’s products. The Company has entered into endorsement arrangements with members of the various professional tours to promote the Company’s golf club and ball products. For certain risks associated with such endorsements, see below, “Certain Factors Affecting Callaway Golf Company — Golf Professional Endorsements.”

      The Company’s advertising, promotional and endorsement related expenses, including compensation to professional golfers, were approximately $77.7 million, $55.4 million and $79.1 million for 2000, 1999 and 1998, respectively.

     Competition

      The golf club markets in which the Company does business are highly competitive, and are served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. With respect to metal woods and irons, the Company’s major domestic competitors are Taylor Made, Titleist, Spalding and Ping. In 1998, Orlimar and Adams emerged as new competitors. For putters, the Company’s major domestic competitors are Ping and Titleist. The Company believes that it is the leader, or one of the leaders, in every golf club market in which it competes.

      The premium golf ball business is also highly competitive with a number of well-established and well-financed competitors, including Titleist, Spalding, Sumitomo Rubber Industries (Srixon), Bridgestone (Precept), Maxfli and others. In addition, there have been several recent entrants into the golf ball market, including Nike. These competitors have established market share in the golf ball business, with Titleist having an estimated market share in excess of 50% of the premium golf ball business. The Company has only been in the golf ball market for approximately one year and therefore does not yet have a substantial market share of the golf ball market.

      For both golf clubs and golf balls, the Company generally competes on the basis of technology, price, quality, performance and customer service. For risks relating to competition, see below, “Certain Factors Affecting Callaway Golf — Competition.”

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

Intellectual Property

      The Company is the owner of over 1,800 U.S. and foreign trademark registrations and over 600 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress, and other statutory and common laws. These rights are very important to the Company and the Company seeks to protect its intellectual property rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces it rights through litigation against those who are infringing the Company’s rights.

      In the United States, the Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. See below, “Certain Factors Affecting Callaway Golf Company — Intellectual Property and Proprietary Rights.”

Licensing

      The Company’s brand is very strong in the golf industry and the Company receives requests from time to time from others to license the Company’s trademarks for use on other products such as apparel, sunglasses and other items that have some relationship to golf. The Company is very protective of its brand and evaluates such requests carefully. In limited circumstances, the Company grants rights to others to use its trademarks in exchange for a royalty fee.

Employees

      As of December 31, 2000, the Company and its subsidiaries had approximately 2,600 full-time employees, including approximately 700 employed in sales and marketing, approximately 200 employed in research and development and product engineering and approximately, 1,100 employed in production. The remaining full-time employees are administrative and support staff.

      The Company considers its employee relations to be good. None of the Company’s employees are represented by unions. The Company’s commitment to the development of new products and the seasonal nature of its business may result in fluctuations in production levels. The Company attempts to manage these fluctuations to maintain employee morale and avoid disruption. However, it is possible that such fluctuations could strain employee relations in the future.

Certain Factors Affecting Callaway Golf Company

      The financial statements incorporated into this report and related discussion report and analyze the Company’s financial performance and condition for the periods indicated. For the most part, this information is historical. The Company’s prior results, however, are not necessarily indicative of the Company’s future performance or financial condition. The Company therefore has included the following discussion of certain factors which could affect the Company’s future performance or financial condition. These factors could cause the Company’s future performance or financial condition to differ materially from its prior performance or financial condition or from management’s expectations or estimates of the Company’s future performance or financial condition. These factors, among others, should be considered in assessing the Company’s future prospects and prior to making an investment decision with respect to the Company’s stock.

     Adverse Global Economic Conditions

      The Company sells golf clubs, golf balls and golf accessories. These products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions. An adverse change in economic conditions in the United States or in the Company’s international markets (which represent almost half of the Company’s total sales), or even a decrease in consumer confidence as a result of anticipated adverse changes in economic conditions, could cause consumers to forgo or to postpone purchasing new golf products. Such forgone or postponed purchases could have a material adverse affect upon the Company.

     Growth Opportunities

      Golf Clubs. In order for the Company to grow significantly its sales of golf clubs, the Company must either increase its share of the market for golf clubs or the market for golf clubs must grow. The Company already has a significant share of the worldwide premium golf club market and therefore opportunities for additional market share may be limited. Furthermore, the Company believes that since 1997 the overall worldwide premium golf club market has generally not experienced substantial growth in dollar volume from year to year. There is no assurance that the overall dollar volume of the worldwide premium golf club market will grow, or that it will not decline, in the future. The Company’s future club sales growth therefore may be limited unless there is growth in the worldwide premium golf club market.

      Golf Balls. The Company only began selling its golf balls in February 2000 and therefore it does not have as significant of a market share as it does in the club business. Although opportunities exist for additional market share in the golf ball market, such market share is currently held by some well-established and well-financed competitors. There is no assurance that the Company will be able to increase its market share in this very competitive golf ball market. If the Company is unable to obtain additional market share, its golf ball sales growth may be limited.

     Golf Ball Costs

      The cost of entering the golf ball business has been higher than the Company first anticipated. Much of these higher costs are attributable to higher than expected production costs as a result of yield and other ramp-up issues. To date, the development of the Company’s golf ball business has had a significant negative impact on the Company’s cash flows, financial position and results of operations. Although the Company believes it generally has resolved these issues, there is no assurance that the Company will be able to achieve the sales or production efficiencies necessary to make its golf ball business profitable. Until the golf ball business becomes profitable, the Company’s results of operations, cash flows and financial position will continue to be negatively affected.

     Manufacturing Capacity

      The Company plans its manufacturing capacity based upon the forecasted demand for its products. Actual demand for such products may exceed or be less than forecasted demand. The Company’s unique product designs often require sophisticated manufacturing techniques, which can require significant start-up expenses and/or limit the Company’s ability to quickly expand its manufacturing capacity to meet the full demand for its products. If the Company is unable to produce sufficient quantities of new products in time to fulfill actual demand, especially during the Company’s traditionally busy season, it could limit the Company’s sales and adversely affect its financial performance. On the other hand, the Company invests in manufacturing capacity and commits to components and other manufacturing inputs for varying periods of time, which can limit the Company’s ability to quickly react if actual demand is less than forecast. As in 1998, this could result in less than optimum capacity usage and/or in excess inventories and related obsolescence charges that could adversely affect the Company’s financial performance. In addition, if the Company were to experience delays, difficulties or increased costs in its production of golf clubs or golf balls, including production of new products needed to replace current products, the Company’s future golf club or golf ball sales could be adversely affected.

     Dependence on Energy Resources

      The Company’s golf club and golf ball manufacturing facilities use, among other resources, significant quantities of electricity to operate. The State of California is currently experiencing a severe shortage of electricity. The shortage may worsen during the summer months when demand for electricity is at its peak.

Many companies in California have experienced periods of blackouts during which electricity was not available. The Company has experienced one blackout period to date, and expects that it will experience additional blackout periods. If the blackout periods are significant, the Company could experience significant disruptions in its manufacturing operations as the Company would be unable to manufacture any product during such blackout periods. While the Company is taking steps to overcome future blackout periods, there is no assurance that such steps will be successful. Any extended or recurring disruptions could have a material adverse affect upon the Company.

      Furthermore, the shortage of electricity is also resulting in increased prices for electricity. The Company has tried to mitigate fluctuations in electricity prices by entering into long-term contracts at fixed rates. The Company’s current contract expires this summer and the Company is currently negotiating a new contract. The Company expects that the new contracted rate will be higher than its current rate. If the Company is unable to enter into a new contract for a reasonable rate, the Company’s expenses for electricity could increase significantly. Such an increase could have a significant adverse affect upon the Company’s cost of goods sold and results of operations.

      In addition to electricity, the Company also uses natural gas to run the golf club and golf ball manufacturing facilities. There is currently a shortage of natural gas which has caused prices to increase significantly. The Company expects this shortage to continue at least through the cold weather months when demand for gas is greatest. Although the Company does not expect any interruptions in its supply of natural gas, if the prices continue to increase, such increased prices could have a significant adverse affect upon the Company’s cost of goods sold and results of operations.

     Dependence on Certain Suppliers and Materials

      The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single-sourced. In addition, some of the Company’s products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. The Company believes that suitable clubheads and shafts could be obtained from other manufacturers in the event its regular suppliers are unable to provide components. However, any significant production delay or disruption caused by the inability of current suppliers to deliver or the transition to other suppliers could have a material adverse impact on the Company’s results of operations. The Company is also single-sourced or dependent on a limited number of suppliers for the materials it uses to make its golf balls. Many of the materials, including the golf ball cover, are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company’s golf ball business. If the Company did experience any such delays or interruptions, there is no assurance that the Company would be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.

      The Company uses United Parcel Service (“UPS”) for substantially all ground shipments of products to its U.S. customers. The Company is continually reviewing alternative methods of ground shipping to supplement its use and reduce its reliance on UPS. To date, a limited number of alternative suppliers have been identified and are being used by the Company. Nevertheless, any interruption in UPS services could have a material adverse effect on the Company’s sales and results of operations.

      The Company’s size has made it a large consumer of certain materials, including titanium alloys and carbon fiber. The Company does not make these materials itself, and must rely on its ability to obtain adequate supplies in the world marketplace in competition with other users of such materials. While the Company has been successful in obtaining its requirements for such materials thus far, there can be no assurance that it always will be able to do so. An interruption in the supply of such materials or a significant change in costs could have a material adverse effect on the Company.

     Competition

      Golf Clubs. The worldwide market for premium golf clubs is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. New product introductions, price reductions and “close-outs” by competi-

tors continue to generate increased market competition. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities by competitors will not negatively impact the Company’s future sales.

      Golf Balls. The premium golf ball business is also highly competitive, and may be becoming even more competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated market share in excess of 50% of the premium golf ball business. There are also several recent entrants into the golf ball business, including Nike. Many of these competitors have introduced or will introduce golf ball designs that directly compete with the Company’s products. The Company will need to penetrate the market share held by existing competitors while competing with the other new entrants in order for its golf ball business to be successful. There can be no assurance that the Company’s golf balls will obtain the market acceptance necessary to be commercially successful.

     Market Acceptance of Products

      A golf manufacturer’s ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including a golf club’s and golf ball’s look and “feel,” and the level of acceptance that a golf club and ball has among professional and recreational golfers. The subjective preferences of golf club and ball purchasers may be subject to rapid and unanticipated changes. There can be no assurance as to how long the Company’s golf clubs and balls will maintain market acceptance and therefore no assurance that the demand for the Company’s products will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

     New Product Introduction

      The Company believes that the introduction of new, innovative golf clubs and golf balls is important to its future success. The Company faces certain risks associated with such a strategy. For example, in the golf industry, new models and basic design changes in golf equipment are frequently met with consumer rejection. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the marketplace. Further, any new products that retail at a lower price than prior products may negatively impact the Company’s revenues unless unit sales increase.

      The Company’s new products have tended to incorporate significant innovations in design and manufacture, which have often resulted in higher prices for the Company’s products relative to other products in the marketplace. For example, the Company’s Rule 35® golf balls are premium golf balls and there are many lower priced non-premium golf balls sold by others. There can be no assurance that a significant percentage of the public will always be willing to pay such premium prices for golf equipment or that the Company will be able to continue to design and manufacture premium products that achieve market acceptance in the future.

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

      It previously was the Company’s practice to announce its new product line at the beginning of each calendar year. The Company recently departed from that practice and now announces its new product line in the fourth quarter to allow retailers to plan better. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products and/or result in close-out sales at reduced prices.

     Conformance with Rules of Golf

      New golf club and golf ball products generally seek to satisfy the standards established by the United States Golf Association (“USGA”) and the Royal and Ancient Golf Club of St. Andrews (“R&A”) because these standards are generally followed by golfers within their respective jurisdictions. The USGA rules are generally followed in the United States, Canada and Mexico and the R&A rules are generally followed in most other countries throughout the world.

      Currently, the Rules of Golf as published by the R&A and the USGA are virtually the same except with respect to the regulation of “driving clubs.” In 1998, the USGA adopted a so-called “spring-like effect test” that limits the coefficient of restitution (“COR”) of drivers. The R&A has announced that it does not believe that such a limitation is needed or in the best interests of the game of golf, and has not adopted such a test or other performance limitation on drivers.

      Some countries, such as Japan and Canada, have local golf associations that exert some control over the game of golf within their jurisdictions. The Royal Canadian Golf Association (“RCGA”) has announced that it will generally follow the USGA with respect to equipment rules. So far, no other local organization within the R&A’s general jurisdiction has deviated from the R&A’s position with respect to equipment rules. Currently, all of the Company’s products are believed to be “conforming” under the Rules of Golf as published by the R&A. In addition, all of the Company’s products with the exception of the Company’s ERC II™ Forged Titanium Driver (together with its predecessor, the ERC™ Forged Titanium Driver, the “ERC Drivers”), are believed to be “conforming” under the Rules of Golf as published by the USGA and RCGA. Although the ERC Drivers conform to all existing R&A equipment rules, and most existing USGA and RCGA equipment rules, they do not conform to the USGA’s so-called “spring-like effect” test protocol. There is no assurance that new designs will satisfy USGA and/or R&A standards, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company’s products.

      On October 18, 2000, the Company announced that it intended to sell its ERC II™ Forged Titanium Driver in the U.S. despite the fact that it has been ruled to be non-conforming by the USGA. On December 8, 2000, the USGA announced that scores in rounds played with clubs that do not conform to USGA rules, such as the ERC II™ Forged Titanium Driver, may not be posted for USGA handicap purposes. To the Company’s knowledge, it is the first large, premium brand golf equipment company to sell non-conforming equipment in the U.S. By undertaking this approach, the Company hopes to expand participation in the game of golf in the United States — the source of approximately 54% of the Company’s revenues — by making the game more enjoyable and accessible for more people, including those people who play the game primarily for fun, enjoyment and recreation.

      While the Company believes that this is the best strategy for the Company and its shareholders, and one that is good for the game of golf as well, the strategy is not without risk. It is possible that a significant number of U.S. retailers may decline to carry a non-conforming product such as the ERC II™ Driver. It is also possible that a significant number of U.S. golfers may decide that they do not wish to purchase a driver that may not be used in competitions in the U.S. played subject to USGA rules or that may not be used for handicap purposes. Retailer and/or consumer backlash against the introduction of a non-conforming product may injure sales of other, conforming products, or otherwise damage the brand. These negative effects, if they materialize, could materially reduce U.S. sales of ERC II™ Drivers and other products in 2001 and in future years, and could even negatively affect in a material way the strength of the brand and the Company’s business overseas despite the fact that the ERC II™ Driver fully conforms with the R&A’s Rules. On the other hand, if the Company is correct in its belief that there are a large number of American golfers who do not play in tournaments subject to the USGA’s Rules and are prepared to purchase an exceptional non-conforming driver for use in recreational play, and/or the Company’s strategy is successful over time in attracting more people to the game of golf in the U.S., then the beneficial effects could be significant.

     Golf Professional Endorsements

      The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf® and Odyssey® branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Senior PGA Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the buy.com Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of the Company’s professional endorsers were to stop using the Company’s products contrary to their endorsement agreements, the Company’s business could be adversely affected in a material way by the negative publicity.

      Golf Clubs. Many professional golfers throughout the world use the Company’s golf clubs even though they are not contractually bound to do so and do not grant any endorsement to the Company. The Company previously created cash pools that rewarded such usage. In 2001, the Company is discontinuing these pools, as it believes it is better to allocate these resources to other tour programs. In addition, many other companies are aggressively seeking the patronage of these professionals, and are offering many inducements, including specially designed products and significant cash rewards. In the past, the Company has experienced an exceptional level of club usage on the world’s major professional tours, and the Company has heavily advertised that fact. The Company’s lack of cash inducements for non-staff golfers could result in a decrease in usage of the Company’s clubs by professional golfers. While it is not clear to what extent professional usage contributes to retail sales, it is possible that a decline in the level of professional usage of the Company’s products could have a material adverse effect on the Company’s sales and business.

      Golf Balls. Many golf ball manufacturers, including the leading U.S. manufacturer of premium golf balls, have focused a great deal of their marketing efforts on promoting the fact that tour professionals use their balls. Some of these golf ball competitors spend large amounts of money to secure professional endorsements, and the market leader has obtained a very high degree of tour penetration. While almost all of the Company’s staff professionals, as well as other professionals who are not on the Company’s staff, have decided to use the Company’s golf balls in play, there is no assurance they will continue to do so. Furthermore, there are many other professionals who are already under contract with other golf ball manufacturers or who, for other reasons, may not choose to play the Company’s golf ball products. The Company does not plan to match the endorsement spending levels of the leading manufacturer, and will instead rely more heavily upon the performance of the ball and other factors to attract professionals to the product. In the future the Company may or may not increase its tour spending in support of its golf ball. It is not clear to what extent use by professionals is important to the commercial success of the Company’s golf balls, but it is possible that the results of the Company’s golf ball business could be significantly affected by its success or lack of success in securing acceptance on the professional tours.

     Intellectual Property and Proprietary Rights

      The golf club industry, in general, has been characterized by widespread imitation of popular club designs. The Company has an active program of enforcing its proprietary rights against companies and individuals who market or manufacture counterfeits and “knock off” products, and aggressively asserts its rights against infringers of its copyrights, patents, trademarks, and trade dress. However, there is no assurance that these efforts will reduce the level of acceptance obtained by these infringers. Additionally, there can be no assurance that other golf club manufacturers will not be able to produce successful golf clubs which imitate the Company’s designs without infringing any of the Company’s copyrights, patents, trademarks, or trade dress.

      An increasing number of the Company’s competitors have, like the Company itself, sought to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs and golf balls. From time to time others have or may contact the Company to claim that they have proprietary rights that have been infringed by the Company and/or its products. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no interruptions in the Company’s business as a result of any claims of infringement. No assurance can be given, however, that the Company will not be adversely affected in the future by the assertion of intellectual property rights belonging to others. This effect could include alteration or withdrawal of existing products and delayed introduction of new products.

      Various patents have been issued to the Company’s competitors in the golf ball industry. As the Company developed its golf ball products, it attempted to avoid infringing valid patents or other intellectual property rights. Despite these attempts, it cannot be guaranteed that competitors will not assert and/or a court will not find that the Company’s golf balls infringe certain patent or other rights of competitors. If the Company’s golf balls are found to infringe on protected technology, there is no assurance that the Company would be able to obtain a license to use such technology, and it could incur substantial costs to redesign them and/or defend legal actions.

      The Company has procedures to maintain the secrecy of its confidential business information. These procedures include criteria for dissemination of information and written confidentiality agreements with employees and suppliers. Suppliers, when engaged in joint research projects, are required to enter into additional confidentiality agreements. While these efforts are taken seriously, there can be no assurance that these measures will prove adequate in all instances to protect the Company’s confidential information.

     Seasonality and Adverse Weather Conditions

      In the golf club and golf ball industries, sales to retailers are generally seasonal due to lower demand in the retail market during cold weather months. The Company’s golf club business has generally experienced these seasonal fluctuations and the Company expects this to continue generally for both its golf club and golf ball businesses. Furthermore, unusual or severe weather conditions generally result in less golf rounds played, which generally results in less demand for golf clubs and golf balls. Consequently, sustained adverse weather conditions, especially during the warm weather months, could materially affect the Company’s sales.

     Product Returns

      Golf Clubs. The Company supports all of its golf clubs with a limited two year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors that use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. While any breakage or warranty problems are deemed significant to the Company, the incidence of clubs returned to date has not been material in relation to the volume of clubs that have been sold.

      The Company monitors the level and nature of any golf club breakage and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. Significant increases in the incidence of breakage or other product problems may adversely affect the Company’s sales and image with golfers. While the Company believes that it has sufficient reserves for warranty claims, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of breakage or other product problems.

      Golf Balls. The Company has not experienced significant returns of defective golf balls, and in light of the quality control procedures implemented in the production of its golf balls, the Company does not expect a significant amount of defective ball returns. However, if future returns of defective golf balls were significant, it could have a material adverse effect upon the Company’s golf ball business.

     “Gray Market” Distribution

      Some quantities of the Company’s products find their way to unapproved outlets or distribution channels. This “gray market” for the Company’s products can undermine authorized retailers and foreign wholesale distributors who promote and support the Company’s products, and can injure the Company’s image in the minds of its customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling Callaway Golf products to unauthorized distributors and/or an increase in sales returns over historical levels. For example, the Company experienced a decline in sales in the U.S. in 1998, and believes the decline was due, in part, to a decline in “gray market” shipments to Asia and Europe. While the Company has taken some lawful steps to limit commerce in its products in the “gray market” in both the U.S. and abroad, it has not stopped such commerce.

     International Distribution

      The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will be an element in the future growth and success of the Company. The Company has reorganized a substantial portion of its international operations, including the acquisition of distribution rights in certain key countries in Europe, Asia and North America. These efforts have resulted and will continue to result in additional investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. The integration of foreign distribution into the Company’s international sales operations will continue to require the dedication of management and other Company resources. The integration of foreign distribution also could result in disruptions in the distribution of the Company’s products in some areas. There can be no assurance that the acquisition and integration of the Company’s foreign distribution channels will be successful, and the Company’s attempts to do so may adversely affect the Company’s business. Additionally, the Company’s plan to integrate foreign distribution increases the Company’s exposure to fluctuations in exchange rates for various foreign currencies which could result in losses and, in turn, could adversely impact the Company’s results of operations. There can be no assurance that the Company will be able to mitigate this exposure in the future through its management of foreign currency transactions.

     Credit Risk

      The Company primarily sells its products to golf equipment retailers directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. Historically, the Company’s bad debt expense has been low. However, a downturn in the retail golf equipment market, like the one experienced in 1998 and 1999, primarily in the U.S., could result in increased delinquent or uncollectible accounts for some of the Company’s significant customers. In addition, as the Company integrates its foreign distribution its exposure to credit risks increases as it no longer sells to a few wholesalers but rather directly to many retailers. A failure of a significant portion of the Company’s customers to meet their obligations to the Company would adversely impact the Company’s performance and financial condition.

     Information Systems

      Many of the countries in which the Company sells its products are Member States of the Economic and Monetary Union (“EMU”). Beginning January 1, 1999, Member States of the EMU have the option of trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships until 2002 when their local currencies will be phased out. The current version of the Company’s enterprise-wide business system does not support transactions denominated in euro. The Company is in the process of upgrading its business systems to support transactions denominated in euro. The Company intends to enable the euro functionality of its upgraded system no later than the end of its third quarter in 2001. Until such time as the upgrade has occurred and the euro functionality has been enabled, transactions denominated in euro will be processed manually. To date, the Company has not experienced, and does not anticipate in the near future, a large demand from its customers to transact in euro. Additionally, the Company does not believe that it will incur material costs specifically associated with manually processing data or preparing its business systems to operate in either the transitional period or beyond. However, there can be no assurance that the conversion of EMU Member States to euro will not have a material adverse effect on the Company and its operations.

Item 2. Properties.

      The Company and its subsidiaries conduct operations in both owned and leased properties, located primarily near the Company’s headquarters in Carlsbad, California. The 10 buildings utilized in the Company’s Carlsbad operations include corporate offices, manufacturing, research and development, warehousing and distribution facilities, and comprise approximately 769,000 square feet of space. Eight of these properties, representing approximately 604,000 square feet of space, are owned by the Company; an additional two properties, representing approximately 165,000 square feet of space, are leased. In addition, the Company and its subsidiaries conduct certain international operations outside of the United States, located in the United Kingdom, Canada, Japan, Australia and Korea, in leased facilities comprising approximately 165,000 square feet. The Company believes that its facilities currently are adequate to meet its requirements.

Item 3. Legal Proceedings.

      The Company, incident to its business activities, is often the plaintiff in legal proceedings, both domestically and abroad, in various stages of development. In conjunction with the Company’s program of enforcing its proprietary rights, the Company has initiated or may initiate actions against alleged infringers under the intellectual property laws of various countries, including, for example, the U.S. Lanham Act, the U.S. Patent Act, and other pertinent laws. Defendants in these actions may, among other things, contest the validity and/or the enforceability of some of the Company’s patents and/or trademarks. Others may assert counterclaims against the Company. Based upon the Company’s experience, the Company believes that the outcome of these matters individually and in the aggregate will not have a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company or some other loss to the Company. One or more of these results could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace.

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

      On July 24, 2000, Bridgestone Sports Co., Ltd. (“Bridgestone”) filed a complaint for patent infringement in the United States District Court for the Northern District of Georgia, Civil Action No. 100-CV-1871, against Callaway Golf Company, Callaway Golf Ball Company (collectively “Callaway Golf”), and a golf retailer located in Georgia (the “U.S. Action”). Bridgestone alleges in the U.S. Action that the manufacture and sale of the Company’s Rule 35® golf ball infringes four U.S. golf ball patents owned by Bridgestone. Bridgestone is seeking unspecified damages and injunctive relief. On September 12, 2000, Callaway Golf answered the Complaint, and asserted affirmative counterclaims against Bridgestone seeking a judicial declaration that Callaway Golf does not infringe the Bridgestone patents, that the patents are invalid, and that Bridgestone engaged in inequitable conduct in the United States Patent and Trademark Office. On October 13, 2000, Bridgestone and the retailer defendant entered into a consent judgment discontinuing the action against the retailer. The parties are engaged in discovery. No trial date has been set by the District Court.

      On December 14, 2000, Bridgestone filed an action in the Tokyo, Japan District Court asserting patent infringement against Callaway Golf’s wholly-owned subsidiary, Callaway Golf K.K., based on its sale of Rule 35® SoftfeelTM golf balls in Japan (the “Japan Action”). Only one of the Bridgestone patents at issue in the U.S. Action has issued in Japan. Callaway Golf has denied the claims asserted in the Japan Action and has filed an invalidity proceeding with the Japanese Patent Office to invalidate the Bridgestone Patent.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the Bridgestone matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of December 31, 2000. However, management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Securities Holders.

      None.

Executive Officers of the Registrant

      Biographical information concerning certain of the Company’s officers is set forth below.

Name	Age	Position(s) Held

Ely Callaway	81	Founder, Chairman, President and Chief Executive Officer

Ronald A. Drapeau	54	Senior Executive Vice President, Manufacturing

Richard C. Helmstetter	59	Senior Executive Vice President, Chief of New Products

Steven C. McCracken	50	Senior Executive Vice President, Chief Legal Officer and Secretary

Charles J. Yash	52	Vice Chairman and Senior Executive Vice President, Growth in Golf

Bradley J. Holiday	47	Executive Vice President and Chief Financial Officer

Michael W. McCormick	38	Executive Vice President, Global Sales

Ian B. Rowden	41	Executive Vice President, Global Advertising

      ELY CALLAWAY, Founder, is Chairman, President and Chief Executive Officer of the Company. He has served his current term as Chief Executive Officer since October 1998, and also has served as Chairman of the Board of the Company since the Company’s formation in 1982. In November 2000, Mr. Callaway was appointed as President of the Company and had previously served as President from October 1998 until August 1999. He was Chief Executive Officer from 1982 to May 1996, and Chief of Advertising, Press and Public Relations from April 1997 to October 1998. Mr. Callaway also currently serves on the Finance Committee and as Chairman of the Stock Option Committee (Non-Employee Plans). From 1974 to 1981, Mr. Callaway founded and operated Callaway Vineyard and Winery in Temecula, California, until it was sold. From 1946 to 1973, Mr. Callaway worked in the textile industry, where he served as a Divisional President of several major divisions of Burlington Industries, Inc., and in 1968 was elected Corporate President and Director of Burlington, which at the time was the world’s largest textile company. Prior to 1945, Mr. Callaway served a five-year tour of duty in the U.S. Army Quartermaster Corps. Mr. Callaway is a 1940 graduate of Emory University.

      CHARLES J. YASH, is a Director and Senior Executive Vice President, Growth in Golf of the Company. He has served as a Director of the Company since July 1996 and currently serves as Vice Chairman of the Board and as a member of the Finance Committee. He has served as Senior Executive Vice President, Growth in Golf since November 2000. He served as President of the Company from August 1999 to November 2000. Mr. Yash was Senior Executive Vice President of the Company from February 1999 to August 1999 and Executive Vice President from February 1998 to February 1999. He also served as President and Chief Executive Officer of Callaway Golf Ball Company, a wholly-owned subsidiary of the Company, from June 1996 until its merger with Callaway Golf Company in 2000. From 1992 to June 1996, Mr. Yash was President and Chief Executive Officer and a Director of Taylor Made Golf Company. From 1979 to 1992, Mr. Yash was employed in various marketing positions with the golf products division of Spalding Sports Worldwide, including Corporate Vice President and General Manager-Golf Products, from 1988 to 1992. From 1970 to 1975, Mr. Yash served in the United States Navy in various positions. Mr. Yash completed the Advanced Executive Program at the University of Massachusetts in 1982, received his M.B.A. in 1977 from Harvard Business School and graduated with a Bachelor of Science degree from the U.S. Naval Academy in 1970.

      RONALD A. DRAPEAU, is Senior Executive Vice President, Manufacturing of the Company and has served in such capacity since February 1999. He was President and Chief Executive Officer of Odyssey Golf, Inc., a wholly-owned subsidiary of the Company, from August 1997 until its dissolution in December 1999. Mr. Drapeau served as Executive Vice President of the Company from August 1997 to February 1999, and served as a consultant to the company from November 1996 to August 1997. From April 1993 to September 1996, Mr. Drapeau served as Chief Executive Officer of Lynx Golf, Inc., a subsidiary of Zurn Industries, Inc., and served as Senior Vice President and Chief Financial Officer of Zurn Industries, Inc. from 1992 to 1993. He is a 1969 graduate of Bentley College.

      RICHARD C. HELMSTETTER, is Senior Executive Vice President, Chief of New Products of the Company and has served his current term in such capacity since August 2000. He served as Senior Executive Vice President, Chief of New Golf Club Products since January 1998 and previously served as Senior Executive Vice President, Chief of New Products from April 1993 to January 1998. Mr. Helmstetter served as President from 1990 to 1993 and as Executive Vice President from 1986 to 1990. From 1967 to 1986, Mr. Helmstetter served as President of Adam Ltd., a pool cue manufacturing and merchandising company which he founded and operated in Japan. During 1982 and 1983, Mr. Helmstetter also consulted extensively for several Japanese, European and American companies, including Bridgestone Corporation’s strategic planning group. Mr. Helmstetter is a 1966 graduate of the University of Wisconsin.

      STEVEN C. MCCRACKEN, is Senior Executive Vice President, Chief Legal Officer and Secretary of the Company and has served in such capacity since August 2000. He served as Executive Vice President, Licensing and Chief Legal Officer from April 1997 to August 2000. He has served as an Executive Vice President since April 1996 and served as General Counsel from April 1994 to April 1997. He served as Vice President from April 1994 to April 1996. He has served as Secretary since April 1994. Prior to joining the Company, Mr. McCracken was a partner at Gibson, Dunn & Crutcher for 11 years, and had been in the private practice of law for over 18 years. During part of that period, he provided legal services to the Company. Mr. McCracken received a B.A., magna cum laude, from the University of California at Irvine in 1972 and a J.D. from the University of Virginia in 1975.

      MICHAEL W. MCCORMICK, is Executive Vice President, Global Sales of the Company and has served in such capacity since January 10, 2000. Previously, he had been with Nike, Inc. since 1992, serving as Eastern Regional Sales Manager; Director of Golf Sales, Southern Regional Sales Manager; and Director of National Sales. From 1989 to 1992 he was Vice President Operations and Merchandising for Las Vegas Golf and Tennis, a nationally recognized franchisor of golf club and golf ball retailers. Mr. McCormick owned and operated a golf equipment retail store in Tucson, Arizona, from 1985 to 1988.

      BRADLEY J. HOLIDAY, is Executive Vice President and Chief Financial Officer of the Company and has served is such capacity since August 2000. Mr. Holiday most recently served as Vice President — Financial Planning & Analysis for Gateway, Inc. Prior to Gateway, Inc., Mr. Holiday was with Nike, Inc. in various capacities, including Chief Financial Officer — Golf Company, where he directed all global financial initiatives and strategic planning for Nike, Inc.’s golf business. Prior to Nike, Inc., Mr. Holiday served in various financial positions with Pizza Hut, Inc. and General Mills, Inc. Mr. Holiday has an MBA in Finance from the University of St. Thomas and a BS in Accounting from Iowa State University.

      IAN B. ROWDEN, is Executive Vice President, Global Advertising of the Company and has served in such capacity since October 16, 2000. Previously Mr. Rowden served as Vice President and Director of Worldwide Advertising for The Coca-Cola Company in Atlanta. Prior to moving to Atlanta with Coca-Cola in 1996, Mr. Rowden served as Vice President of Marketing for Coca-Cola’s China Division in Hong Kong from 1993 to 1995. He began his career with the Coca-Cola Company in Australia in the early 1980s, holding various sales and marketing positions. Mr. Rowden left Coca-Cola in 1988 to serve as General Manager, Marketing of the Power Brewing Company in Brisbane and later became a director and managing partner of DDB Needham, Sydney. He returned to Coca-Cola in 1992 as Vice President of Marketing for the Company’s South Pacific Region based in Sydney, Australia.

      Information with respect to the Company’s employment agreements with Messrs. Callaway, Drapeau, Helmstetter, McCormick and Yash is contained on pages 12 – 15 of the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers — Employment Agreements and Termination of Employment Arrangements,” as filed with the Securities and Exchange Commission on March 28, 2001 pursuant to Regulation 14A, which information is incorporated herein by this reference. In addition, the Company currently has employment agreements with Messrs. McCracken, Holiday and Rowden for terms expiring on December 31, 2003, December 31, 2002 and December 31, 2003, respectively.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      Information in response to Item 5 is contained on page 43 of the Company’s 2000 Annual Report to Shareholders, which information is incorporated herein by this reference and is included as part of Exhibit 13.1 to this Form 10-K.

Item 6. Selected Financial Data.

      Information in response to Item 6 is contained on page 12 of the Company’s 2000 Annual Report to Shareholders, which information is incorporated herein by this reference and is included as part of Exhibit 13.1 to this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

      Information in response to Item 7 is contained on pages 13 through 23 of the Company’s 2000 Annual Report to Shareholders, which information is incorporated herein by this reference and is included as part of Exhibit 13.1 to this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Information in response to Item 7A is contained on page 23 of the Company’s 2000 Annual Report to Shareholders, which information is incorporated herein by this reference and is included as part of Exhibit 13.1 to this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

      Information in response to Item 8 is contained on pages 24 through 43 of the Company’s 2000 Annual Report to Shareholders, which information is incorporated herein by this reference and is included as part of Exhibit 13.1 to this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 4 of this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and greater than 10% shareholders to file initial reports of ownership (on Form 3) and periodic reports of changes in ownership (on Forms 4 and 5) of Company securities with the Securities and Exchange Commission (the “Commission”) and the New York Stock Exchange. Based solely on its review of copies of such forms (and any amendments to such forms) and such written representations regarding compliance with such filing requirements as were received from its executive officers, directors and greater than 10% shareholders (if any), the Company believes that all such Section 16(a) reports were filed on a timely basis in 2000.

      Other information required by Item 10 has been included in the Company’s definitive Proxy Statement under the caption “Board of Directors” as filed with the Commission on March 28, 2001 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11. Executive Compensation.

      The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this Report. Information required by Item 11 has been included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers,” “Report of the Compensation and Management Succession Committee and the Stock Option Committee (Employee Plans) of the Board of Directors,” “Performance Graph” and “Board of Directors,” as filed with the Commission on March 28, 2001 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by Item 12 has been included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” as filed with the Commission on March 28, 2001 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

      The information required by Item 13 has been included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers — Compensation Committee Interlocks and Insider Participation” as filed with the Commission on March 28, 2001 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)  Documents filed as part of this report:

1.	Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries included in Part II, Item 8, are incorporated by reference to pages 24 through 43 of the 2000 Annual Report to Shareholders:

Consolidated Balance Sheet at December 31, 2000 and 1999

Consolidated Statement of Operations for the three years ended December 31, 2000

Consolidated Statement of Cash Flows for the three years ended December 31, 2000

Consolidated Statement of Shareholders’ Equity for the three years ended December 31, 2000

Notes to Consolidated Financial Statements

Report of Independent Accountants

2. Financial Statement Schedule.

Report of Independent Accountants on Financial Statement Schedule

Schedule II — Consolidated Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto

           3. Exhibits.

A copy of any of the following exhibits will be furnished to any beneficial owner of the Company’s Common Stock, or any person from whom the Company solicits a proxy, upon written request and payment of the Company’s reasonable expenses in furnishing any such exhibit. All such requests should be directed to the Company’s Director of Investor Relations at Callaway Golf Company, 2180 Rutherford Road, Carlsbad, CA 92008.

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).
3.2	Bylaws, incorporated herein by this reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).
4.2	Rights Agreement by and between the Company and Chemical Mellon Shareholder Services as Rights Agent dated as of June 21, 1995, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
4.3	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).

Executive Compensation Contracts/ Plans
10.1	Executive Officer Employment Agreement, entered into as of January 1, 2000, by and between the Company and Ely Callaway, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).
10.2	First Amendment to Executive Officer Employment Agreement, effective as of November 13, 2000, by and between the Company and Ely Callaway.†
10.3	Executive Officer Employment Agreement by and between the Company and Richard Helmstetter entered into as of January 1, 1998, incorporated herein by this reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998 (file no. 1-10962).
10.4	Executive Officer Employment Agreement, entered into as of September 1, 2000, between the Company and Steven C. McCracken, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000 (file no. 1-10962).
10.5	Executive Officer Employment Agreement, entered into as of September 1, 2000, between the Company and Ronald A. Drapeau, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000 (file no. 1-10962).
10.6	Executive Officer Employment Agreement, entered into as of September 1, 2000, between the Company and Michael W. McCormick, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000 (file no. 1-10962).
10.7	Executive Officer Employment Agreement, entered into as of July 13, 2000, between the Company and Bradley J. Holiday, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000 (file no. 1-10962).
10.8	Executive Officer Employment Agreement, entered into as of September 1, 2000, between Callaway Golf Europe Ltd., a United Kingdom corporation and wholly-owned subsidiary of the Company, and Ian B. Rowden.†
10.9	Assignment of and First Amendment to Executive Officer Employment Agreement entered into as of October 16, 2000 between the Company and Ian B. Rowden.†
10.10	Executive Officer Employment Agreement, entered into as of January 1, 2000, between the Company and Charles J. Yash, incorporated herein by this reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Commission on December 31, 1999 (file no. 1-10962).
10.11	Stock Option Agreement by and between the Company and Charles J. Yash dated as of May 10, 1996, incorporated herein by this reference to the corresponding exhibit in the Company’s Registration Statement on Form S-8, as filed with the Commission on July 11, 1996 (file no. 333-5721).

10.12	Employment Agreement, entered into as of January 1, 2000, between the Company and Bruce Parker, incorporated herein by this reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Commission on December 31, 1999 (file no. 1-10962).
10.13	Resignation Agreement and General Release effective November 23, 1999 between the Company and Frederick R. Port, incorporated herein by this reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Commission on December 31, 1999 (file no. 1-10962).
10.14	Release between Frederick R. Port and the Company, incorporated herein by this reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Commission on December 31, 1999 (file no. 1-10962).
10.15	Agreement between the Company and Donald H. Dye dated as of October 15, 1998, incorporated herein by this reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1998 (file no. 1-10962).
10.16	Consulting Agreement between the Company and Donald H. Dye dated as of October 15, 1998, incorporated herein by this reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).
10.17	Form of Tax Indemnification Agreement, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
10.18	Amendment No. 1 to Form of Tax Indemnification Agreement, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1996, as filed with the Commission on November 13, 1996 (file no. 1-10962).
10.19	Callaway Golf Company Executive Deferred Compensation Plan (as amended and restated, effective August 22, 2000), incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000 (file no. 1-10962).
10.20	Callaway Golf Company 1998 Executive Non-Discretionary Bonus Plan, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, as filed with the Commission on May 15, 1997 (file no. 1-10962).
10.21	1991 Stock Incentive Plan (as amended and restated April 1994), incorporated herein by this reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 31, 1995 (file no. 1-10962).
10.22	Amended and Restated Stock Option Plan effective April 2, 1991, incorporated herein by this reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Commission on April 1, 1996 (file no. 1-10962).
10.23	Amended and Restated 1996 Stock Option Plan (as amended and restated May 3, 2000), incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).

10.24	Callaway Golf Company 1998 Stock Incentive Plan, effective February 18, 1998, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 14, 1998 (file no. 1-10962).
10.25	Callaway Golf Company Non-Employee Directors Stock Option Plan (as amended and restated through August 17, 1999), incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Commission on November 15, 1999 (file no. 1-10962).
10.26	Callaway Golf Company 2001 Non-Employee Directors Stock Option, incorporated herein by this reference to Appendix A to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on March 27, 2000 (file no. 1-10962).
10.27	Indemnification Agreement by and between Callaway Golf Company and William C. Baker dated as of July 1, 1999, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
10.28	Indemnification Agreement by and between Callaway Golf Company and Vernon E. Jordan, Jr. dated as of July 1, 1999, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
10.29	Indemnification Agreement by and between Callaway Golf Company and Yotaro Kobayashi dated as of July 1, 1999, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
10.30	Indemnification Agreement by and between Callaway Golf Company and Aulana L. Peters dated as of July 1, 1999, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
10.31	Indemnification Agreement by and between Callaway Golf Company and Richard L. Rosenfield dated as of July 1, 1999, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
10.32	Indemnification Agreement by and between Callaway Golf Company and William A. Schreyer dated as of July 1, 1999, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
Other Contracts
10.33	Amended and Restated Credit Agreement dated as of February 10, 1999, among Callaway Golf Company, as Borrower, the other credit parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time and General Electric Capital Corporation, as Agent and Lender, incorporated herein by this reference to the corresponding exhibit to the Company’s Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).
10.34	First Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2000, by and among Callaway Golf Company, the other credit parties signatory to the Amended and Restated Credit Agreement, the lenders signatory to this Amendment, and General Electric Corporation, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Commission on May 15, 2000 (file no. 1-10962).

10.35	Second Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated December 29, 2000, by Callaway Golf Company, the other credit parties to the Amended and Restated Credit Agreement, the lenders signatory to this Amendment and General Electric Company.†
10.36	Receivables Transfer Agreement dated as of February 10, 1999, by and among Callaway Golf Sales Company and Odyssey Golf, Inc, incorporated herein by this reference to the corresponding exhibit to the Company’s Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).
10.37	Receivables Transfer Agreement dated as of February 10, 1999, by and among Callaway Golf Company, as Parent Guarantor, Callaway Golf Sales Company, as the CGS Originator and as Servicer, and Golf Funding Corporation, incorporated herein by this reference to the corresponding exhibit to the Company’s Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).
10.38	Receivables Purchase and Servicing Agreement dated as of February 10, 1999, by and among Golf Funding Corporation, as Seller, Redwood Receivables Corporation, as Purchaser, Callaway Golf Sales Company, as Servicer, and General Electric Capital Corporation, as Operating Agent and Collateral Agent, incorporated herein by this reference to the corresponding exhibit to the Company’s Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).
10.39	First Amendment to Receivables Transfer Agreement, dated as of April 28, 2000, among Callaway Golf Sales Company, Callaway Golf Company and Golf Funding Corporation, Redwood Receivables Corporation and General Electric Corporation, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Commission on May 15, 2000 (file no. 1-10962).
10.40	Second Amendment and Limited Waiver to Receivables Transfer Agreement and First Amendment to Annex X, dated December 29, 2000, by and among Callaway Golf Sales Company, Callaway Golf Company, Callaway Golf Funding Corporation, Redwood Receivables Corporation, and General Electric Corporation.†
10.41	Trust Agreement between Callaway Golf Company and Sanwa Bank California, as Trustee, for the benefit of participating employees, dated July 14, 1995, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Commission on November 14, 1995 (file no. 1-10962).
10.42	Assignment and Assumption Agreement, effective as of April 24, 2000, by and among Callaway Golf Company, Sanwa Bank California and Arrowhead Trust Incorporated.†
10.43	Loan Forgiveness Agreement effective as of March 8, 1999, by and among Callaway Golf Company and Callaway Golf Media Ventures, LLC., incorporated herein by this reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).
10.44	Membership Interest Purchase Agreement effective as of March 8, 1999, by and among Callaway Golf Company and Callaway Editions, Inc., incorporated herein by this reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).

10.45	Loan Termination Agreement effective as of March 10, 1999, by and among Callaway Golf Company and Callaway Golf Media Ventures, LLC., incorporated herein by this reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).
10.46	Trademark License Agreement effective as of March 9, 1999, by and between Callaway Golf Company and Callaway Golf Media Ventures, LLC., incorporated herein by this reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).
13.1	Portions of the Company’s 2000 Annual Report to Shareholders (with the exception of the information incorporated by reference specifically in this Report on Form 10-K, the 2000 Annual Report to Shareholders is not deemed to be filed as a part of this Report on Form 10-K).†
21.1	List of Subsidiaries.†
23.1	Consent of Independent Accountants.†
24.1	Form of Power of Attorney.†

†	Included in this Report

      (b)  Reports on Form 8-K:

           None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

Date:  March 27, 2001

By:	/s/ ELY CALLAWAY

Ely Callaway
Founder, Chairman, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities, and as of the dates, indicated.

Signature	Title	Dated as of

Principal Executive Officer:
/s/ ELY CALLAWAY Ely Callaway	Founder, Chairman, President and Chief Executive Officer and Director	March 27, 2001

Principal Financial Officer and Principal Accounting Officer:
/s/ BRADLEY J. HOLIDAY Bradley J. Holiday	Executive Vice President and Chief Financial Officer	March 27, 2001

Directors:
* William C. Baker	Director	March 27, 2001
* Vernon E. Jordan, Jr.	Director	March 27, 2001
* Yotaro Kobayashi	Director	March 27, 2001
* Aulana L. Peters	Director	March 27, 2001
* Richard L. Rosenfield	Director	March 27, 2001
* Charles J. Yash	Vice Chairman, Senior Executive Vice President, Growth in Golf	March 27, 2001
*By: /s/ BRADLEY J. HOLIDAY Bradley J. Holiday, Attorney-in-fact

Report of Independent Accountants on

Financial Statement Schedule

To the Board of Directors

of Callaway Golf Company:

Our audits of the consolidated financial statements referred to in our report dated March 19, 2001 appearing in the 2000 Annual Report to Shareholders of Callaway Golf Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

SAN DIEGO, CALIFORNIA

MARCH 19, 2001

SCHEDULE II

CALLAWAY GOLF COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Three Year Period Ended December 31, 2000

				Valuation
				Allowance
	Allowance	Reserve	Reserve	for
	for	for	for	Deferred
	Doubtful	Obsolete	Warranty	Tax
Date	Accounts	Inventory	Expense	Asset

Balance, December 31, 1997	$7,046	$5,674	$28,059

Provision	4,171	33,214	24,681	$1,759

Write-off, net	(1,278)	(2,040)	(16,925)

Balance, December 31, 1998	9,939	36,848	35,815	1,759

Provision	655	2,649	18,023	2,919

Write-off, net	(5,303)	(24,503)	(17,733)	(488)

Balance, December 31, 1999	5,291	14,994	36,105	4,190

Provision	4,615	3,372	17,675	135

Write-off, net	(3,679)	(10,646)	(14,417)	(2,971)

Balance, December 31, 2000	$6,227	$7,720	$39,363	$1,354

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

Executive Compensation Contracts/ Plans
10.2	First Amendment to Executive Officer Employment Agreement, effective as of November 13, 2000, by and between the Company and Ely Callaway.†
10.8	Executive Officer Employment Agreement, entered into as of September 1, 2000, between Callaway Golf Europe Ltd., a United Kingdom corporation and wholly-owned subsidiary of the Company, and Ian B. Rowden.†
10.9	Assignment of and First Amendment to Executive Officer Employment Agreement entered into as of October 16, 2000 between the Company and Ian B. Rowden.†
10.35	Second Amendment and Limited Waiver to Amended and Restated Credit Agreement dated December 29, 2000, by Callaway Golf Company, the other credit parties to the Amended and Restated Credit Agreement, the lenders signatory to this Amendment and General Electric Company.†
10.40	Second Amendment and Limited Waiver to Receivables Transfer Agreement and First Amendment to Annex X, dated December 27, 2000, by and among Callaway Golf Sales Company, Callaway Golf Company, Callaway Golf Funding Corporation, Redwood Receivables Corporation, and General Electric Corporation.†
10.42	Assignment and Assumption Agreement, effective as of April 24, 2000, by and Among Callaway Golf Company, Sanwa Bank California and Arrowhead Trust Incorporated.†
13.1	Portions of the Company’s 2000 Annual Report to Shareholders (with the exception of the information incorporated by reference specifically in this Report on Form 10-K, the 2000 Annual Report to Shareholders is not deemed to be filed as a part of this Report on Form 10-K).†
21.1	List of Subsidiaries.†
23.1	Consent of Independent Accountants.†
24.1	Form of Power of Attorney.†

†	Included in this Report