Form 10-Q
period 2001-03-31
CALLAWAY GOLF CO /CA
filed 2001-05-15
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10962

CALLAWAY GOLF COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3797580 (I.R.S. Employer Identification No.)

2180 Rutherford Road, Carlsbad, CA 92008-8815
(760) 931-1771
(Address, including zip code, and telephone number, including area code, of principal executive offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 30, 2001 was 76,757,347.

Part I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Balance Sheet at March 31, 2001 and December 31, 2000
Consolidated Condensed Statement of Operations for the three months ended March 31, 2001 and 2000
Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2001 and 2000
Consolidated Condensed Statement of Shareholders' Equity for the three months ended March 31, 2001
Notes to Consolidated Condensed Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II. Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K:
Exhibit 10.47
Exhibit 10.48
Exhibit 10.49

CALLAWAY GOLF COMPANY

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands, except share and per share data)

	March 31,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$98,055	$102,596

Accounts receivable, net (Note 5)	159,520	58,836

Inventories, net	129,511	133,962

Deferred taxes	27,535	29,354

Other current assets	26,611	17,721

Total current assets	441,232	342,469

Property, plant and equipment, net	130,500	134,712

Intangible assets, net	115,308	112,824

Other assets	36,681	40,929

	$723,721	$630,934

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$65,434	$44,173

Accrued employee compensation and benefits	20,478	22,574

Accrued warranty expense	39,630	39,363

Income taxes payable	10,242	3,196

Total current liabilities	135,784	109,306

Long-term liabilities	8,428	9,884

Shareholders’ equity:

Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2001 and December 31, 2000

Common Stock, $.01 par value, 240,000,000 shares authorized, 81,381,054 and 78,958,963 issued at March 31, 2001, and December 31, 2000, respectively	814	790

Paid-in capital	406,249	347,765

Unearned compensation	(978)	(1,214)

Retained earnings	378,474	349,681

Accumulated other comprehensive income	(6,868)	(6,096)

Less: Grantor Stock Trust (5,300,000 shares) at market	(117,713)	(98,713)

	659,978	592,213

Less: Common Stock held in treasury, at cost, 4,815,241 shares at March 31, 2001, and December 31, 2000	(80,469)	(80,469)

Total shareholders’ equity	579,509	511,744

	$723,721	$630,934

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2001		2000

Net sales	$261,365	100%	$197,406	100%

Cost of goods sold	124,458	48%	109,141	55%

Gross profit	136,907	52%	88,265	45%

Operating expenses:

Selling	53,246	20%	42,750	22%

General and administrative	19,850	8%	17,507	9%

Research and development	8,933	3%	8,217	4%

Income from operations	54,878	21%	19,791	10%

Other income, net	930		1,585

Income before income taxes and cumulative effect of accounting change	55,808	21%	21,376	11%

Provision for income taxes	21,733		8,278

Income before cumulative effect of accounting change	34,075		13,098

Cumulative effect of accounting change			(957)

Net income	$34,075	13%	$12,141	6%

Earnings per common share:

Basic

Income before cumulative effect of accounting change	$0.49		$0.18

Cumulative effect of accounting change			(0.01)

Net income	$0.49		$0.17

Diluted

Income before cumulative effect of accounting change	$0.47		$0.18

Cumulative effect of accounting change			(0.01)

Net income	$0.47		$0.17

Common equivalent shares:

Basic	70,010		71,199

Diluted	72,453		72,482

Dividends paid per share	$0.07		$0.07

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	March 31,

	2001	2000

Cash flows from operating activities:

Net income	$34,075	$12,141

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	9,050	9,798

Loss on disposal of assets	1,018	264

Non-cash compensation	342	363

Tax benefit from exercise of stock options	8,516	477

Net non-cash foreign currency and hedging gains	(1,002)

Deferred taxes	610	(379)

Changes in assets and liabilities, net of effects from acquisitions:

Accounts receivable, net	(103,858)	(49,985)

Inventories, net	1,375	(17,442)

Other assets	9,743	616

Accounts payable and accrued expenses	27,330	7,083

Accrued employee compensation and benefits	(1,819)	(3,624)

Accrued warranty expense	267	2,595

Income taxes payable	7,481	3,068

Accrued restructuring cost-long term		(451)

Deferred compensation	(1,456)	255

Net cash used in operating activities	(8,328)	(35,221)

Cash flows from investing activities:

Business acquisitions, net of cash acquired	(952)	(216)

Capital expenditures	(8,564)	(8,828)

Sale of property and equipment	13	7

Investment in marketable securities	(10,218)

Net cash used in investing activities	(19,721)	(9,037)

Cash flows from financing activities:

Issuance of Common Stock	30,886	5,040

Dividends paid	(5,282)	(4,996)

Net cash provided by financing activities	25,604	44

Effect of exchange rate changes on cash	(2,096)	240

Net decrease in cash and cash equivalents	(4,541)	(43,974)

Cash and cash equivalents at beginning of period	102,596	112,602

Cash and cash equivalents at end of period	$98,055	$68,628

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

						Accumulated
	Common Stock					Other
			Paid-in	Unearned	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income

Balance, December 31, 2000	78,959	$790	$347,765	$(1,214)	$349,681	$(6,096)

Exercise of stock options	2,139	21	27,730

Tax benefit from exercise of stock options			8,516

Compensatory stock and stock options			106	236

Employee stock purchase plan	283	3	3,132

Cash dividends					(5,282)

Adjustment of GST shares to market value			19,000

Equity adjustment from foreign currency translation						(3,412)

Unrealized gain on cash flow hedges, net of tax						2,640

Net income					34,075

Balance, March 31, 2001	81,381	$814	$406,249	$(978)	$378,474	$(6,868)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Treasury Stock
					Comprehensive
	GST	Shares	Amount	Total	Income

Balance, December 31, 2000	$(98,713)	(4,815)	$(80,469)	$511,744

Exercise of stock options				27,751

Tax benefit from exercise of stock options				8,516

Compensatory stock and stock options				342

Employee stock purchase plan				3,135

Cash dividends				(5,282)

Adjustment of GST shares to market value	(19,000)

Equity adjustment from foreign currency translation				(3,412)	$(3,412)

Unrealized gain on cash flow hedges, net of tax				2,640	2,640

Net income				34,075	34,075

Balance, March 31, 2001	$(117,713)	(4,815)	$(80,469)	$579,509	$33,303

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying financial information at and for the three months ended March 31, 2001 and 2000 has been prepared by Callaway Golf Company (the “Company”) and has not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2000. Interim operating results are not necessarily indicative of operating results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.

2. RECLASSIFICATIONS AND RECENT ACCOUNTING PRONOUNCEMENTS

In July 2000, the Emerging Issues Task Force (“EITF”) finalized its consensus on Issue No. 00-10, “Accounting for Shipping and Handling Revenues and Costs.” Pursuant to EITF Issue No. 00-10 and the Securities and Exchange Commission’s (“SEC”) position on this issue, all amounts billed to customers for shipping and handling should be included in “net sales” and costs incurred related to shipping and handling should be included in “cost of goods sold.” The Company had previously included shipping and handling revenues and costs in “selling” costs. The Company’s Statement of Operations for the three months ended March 31, 2000 has been reclassified from the prior year Form 10-Q filed with the SEC to include an increase in net sales of $1,281,000 and an increase in cost of goods sold of $2,332,000 to reflect the classification required by EITF Issue No. 00-10. There was no effect on operating results as a result of the adoption of EITF Issue No. 00-10.

In the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) with an effective date of January 1, 2000. SAB No. 101 summarizes the SEC’s Division of Corporation Finance Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company’s Consolidated Statement of Operations for the three months ended March 31, 2000 has been adjusted from amounts previously reported in the prior year Form 10-Q filed with the SEC to reflect the application of SAB 101. Accordingly, net sales, cost of goods sold and provision for income taxes have been reduced by $10,483,000, $5,370,000 and $2,005,000, respectively, from amounts previously reported. The cumulative effect of accounting change on periods prior to 2000 was $957,000 and is included in the Consolidated Condensed Statement of Operations for the three months ended March 31, 2000.

3. INVENTORIES

	March 31,	December 31,
	2001	2000

	(Unaudited)
Inventories, net (in thousands):

Raw materials	$47,021	$56,936

Work-in-process	2,478	1,293

Finished goods	87,015	83,453

	136,514	141,682

Less reserve for obsolescence	(7,003)	(7,720)

	$129,511	$133,962

4. BANK LINE OF CREDIT

The Company has a revolving credit facility of up to $120.0 million (the “Amended Credit Agreement”). The Amended Credit Agreement is secured by substantially all of the assets of the Company and expires in February 2004. The Amended Credit Agreement bears interest at the Company’s election at the London Interbank Offering Rate (“LIBOR”) plus a margin or the higher of the base rate on corporate loans at large U.S. money center commercial banks (prime rate) or the Federal Funds Rate plus 50 basis points. The Amended Credit Agreement requires the Company to maintain certain minimum financial ratios including a fixed charge coverage ratio, as well as other restrictive covenants. As of March 31, 2001, up to $117.6 million of the credit facility remained available for borrowings (including a reduction of $2.4 million for outstanding letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations.

5. ACCOUNTS RECEIVABLE SECURITIZATION

The Company’s wholly-owned subsidiary, Callaway Golf Sales Company, sells trade receivables on an ongoing basis to its wholly-owned subsidiary, Golf Funding Corporation (“Golf Funding”). Pursuant to an agreement with a securitization company (the “Accounts Receivable Facility”), Golf Funding, in turn, can sell such receivables to the securitization company on an ongoing basis, which could yield proceeds of up to $80.0 million at any point in time. Golf Funding’s sole business is the purchase of trade receivables from Callaway Golf Sales Company. Golf Funding is a separate corporate entity with its own separate creditors, which in the event of its liquidation would be entitled to be satisfied out of Golf Funding’s assets prior to any value in Golf Funding becoming available to the Company. The Accounts Receivable Facility expires in February 2004.

Under the Accounts Receivable Facility, the receivables are sold at face value with payment of a portion of the purchase price being deferred. During the three months ended March 31, 2001, no amount was outstanding under the Accounts Receivable Facility. Fees incurred in connection with this facility were $76,000 for each of the three month periods ended March 31, 2001, and 2000. These fees were recorded as a reduction to “other income.”

6. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the three months ended March 31, 2001 and 2000 is presented below.

	Three months ended
	March 31,

	2001	2000

(in thousands, except per share data)	(Unaudited)

Net income	$34,075	$12,141

Weighted-average shares outstanding:

Weighted-average shares outstanding — Basic	70,010	71,199

Dilutive securities	2,443	1,283

Weighted-average shares outstanding — Diluted	72,453	72,482

Earnings per common share:

Basic

Income before cumulative effect of accounting change	$0.49	$0.18

Cumulative effect of accounting change		$(0.01)

Net income	$0.49	$0.17

Diluted

Income before cumulative effect of accounting change	$0.47	$0.18

Cumulative effect of accounting change		$(0.01)

Net income	$0.47	$0.17

For the three months ended March 31, 2001 and 2000, 6,187,000, and 9,498,000, respectively, options outstanding were excluded from the calculations, as their effect would have been antidilutive.

7. COMMITMENTS AND CONTINGENCIES

At March 31, 2001, the Company was contingently liable for lease payments relating to a facility in New York City totaling $5.0 million. This contingency is the result of the assignment of an operating lease to a third party and expires in February 2003.

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

On December 14, 2000, Bridgestone filed an action in the Tokyo, Japan District Court asserting patent infringement against Callaway Golf’s wholly-owned subsidiary, Callaway Golf K.K., based on its sale of Rule 35® Softfeel™ golf balls in Japan (the “Japan Action”). Only one of the Bridgestone patents at issue in the U.S. Action has issued in Japan. Callaway Golf has denied the claims asserted in the Japan Action and has filed an invalidity proceeding with the Japanese Patent Office to invalidate the Bridgestone Patent. The Company intends to defend both of these matters vigorously.

On April 6, 2001, a complaint was filed against Callaway Golf Company and Callaway Golf Sales Company (collectively, the “Company”), in The Circuit Court of Sevier County, Tennessee, case no. 2001-241-IV. The complaint seeks to assert a class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased selected Callaway Golf products on or after March 30, 2000. Specifically, the complaint alleges that the Company adopted a New Product Introduction Policy governing the introduction of certain of the Company’s new products and agreed with retailers to sell those products at particular prices in violation of Tennessee and Kansas antitrust and consumer protection laws. The plaintiff is seeking damages, restitution and punitive damages. The Company intends to defend this matter vigorously.

The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2001. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

The Company’s repurchases of shares of Common Stock are recorded at average cost in “Common Stock held in treasury” and result in a reduction of “Shareholders’ equity.” At March 31, 2001, retained earnings was restricted in the amount of $80.5 million, representing the cost of 4.8 million shares of Common Stock held in treasury.

8. RESTRUCTURING

In 1998, the Company recorded a restructuring charge of $54.2 million resulting from a number of cost reduction actions and operational improvements. These actions included the consolidation of the Company’s wholly-owned subsidiary, Odyssey Golf, Inc. (“Odyssey”), into the operations of the Company while maintaining the distinct and separate Odyssey® brand image; the discontinuation, transfer or suspension of certain initiatives not directly associated with the Company’s core business, such as the Company’s involvement with interactive golf sites, a golf book publishing, new player development and a golf venue in Las Vegas; and the re-sizing of the Company’s core business to reflect current and expected business conditions. The restructuring charges primarily related to 1) the elimination of job responsibilities, resulting in costs incurred for employee severance; 2) the decision to exit certain non-core business activities, resulting in losses on disposition of assets, as well as excess lease costs; and 3) consolidation of the Company’s continuing operations, resulting in impairment of assets, losses on disposition of assets and excess lease costs. During 1999, the Company completed its restructuring initiatives. During the three month period ended March 31, 2000, the Company paid $0.5 million related to its restructuring obligations, primarily rents associated with its New York City facility. At March 31, 2001, there was no remaining reserve balance.

9. SEGMENT INFORMATION

The Company’s operating segments are organized on the basis of products and include golf clubs and golf balls. The Golf Clubs segment consists of Callaway Golf® titanium and stainless steel metal woods and irons, Callaway Golf® and Odyssey® putters and wedges, and related accessories. The Golf Balls segment consists of golf balls that are designed, manufactured, marketed and distributed by the Company. Beginning January 1, 2000, management changed its method of allocating certain corporate costs and other income (expense) used in evaluating segment income (loss) before tax. As a result, certain amounts are attributable to neither segment in the determination of its income (loss) before tax. Additionally, beginning April 1, 2000, management further changed its method of allocating these costs between segments. Prior period amounts have been reclassified to reflect the current allocation methodology. The table below contains information utilized by management to evaluate its operating segments for the interim periods presented.

	Three Months Ended
	March 31,

	2001	2000

Net Sales

Golf Clubs	$249,839	$191,446

Golf Balls	11,526	5,960

	$261,365	$197,406

Income (loss) before tax

Golf Clubs	$74,456	$46,260

Golf Balls	(6,067)	(15,300)

Reconciling Items(1)	(12,581)	(9,584)

	$55,808	$21,376

Additions to long-lived assets

Golf Clubs	$7,519	$7,006

Golf Balls	1,045	1,822

	$8,564	$8,828

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

10. FOREIGN CURRENCY EXCHANGE CONTRACTS

During the three months ended March 31, 2001, the Company entered into forward foreign currency exchange rate contracts to hedge payments due on intercompany transactions from certain wholly-owned foreign subsidiaries and on certain euro-denominated accounts receivable. The effect of this practice is to minimize variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset the losses and gains on the transactions being hedged, and the Company does not engage in hedging contracts which exceed the amount of the intercompany transactions. At March 31, 2001, the Company had approximately $73.6 million of foreign exchange contracts outstanding. The contracts mature between April and December of 2001. Gains and losses on the contracts are recorded in “other income.” The net realized and unrealized gains from foreign exchange contracts for the three months ended March 31, 2001 totaled approximately $2.7 million and $0.3 million, respectively.

During the fourth quarter 2000, the Company utilized forward foreign currency exchange rate contracts to hedge cash flows associated with forecasted intercompany sales of inventory. These forward contracts are accounted for as cash flow hedges. The Company only hedges transactions that it deems to be more likely than not to occur. During 2000, the Company hedged only those transactions forecasted to occur by December 31, 2001. As of March 31, 2001, the Company had approximately $70.8 million of cash flow hedges outstanding. The Company assesses the effectiveness of these derivatives using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of “Other income, net.” Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedging item and the hedging instrument are evaluated using the same spot rate, the Company anticipates hedges of anticipated intercompany inventory sales to be highly effective. The effectiveness of each derivative is assessed monthly. During the first quarter 2001, a gain of $504,000, representing the ineffective portion of the Company’s derivative instruments, was recorded in “Other income, net.”

The effective portion of the fair value of the derivatives is deferred on the balance sheet in other comprehensive income (“OCI”), a component of “Accumulative other comprehensive income.” Amounts recorded in OCI will be released to earnings in the same period that the hedged transaction will impact the Company’s consolidated earnings. This transaction date is assumed to occur when the underlying sale of product to a third party occurs. At March 31, 2001, $2,983,000 of deferred net gain is expected to be reclassified into earnings within the next 12 months. During the quarter ended March 31, 2001, no gains or losses were reclassified into earnings as a result of discontinuance of any cash flow hedges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer: Statements made in this report that relate to future plans, events, financial results or performance, including statements regarding its future liquidity, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see below — Certain Factors Affecting Callaway Golf Company, as well as the Company’s other periodic reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

      Three-month periods ended March 31, 2001 and 2000

For the quarter ended March 31, 2001, net sales increased $64.0 million, or 32%, to $261.4 million from $197.4 million in the quarter ended March 31, 2000. The increase is primarily attributable to a substantial increase in sales of Metal Woods, due to the worldwide launches of the new Big Bertha® ERC™ II Driver and the new Big Bertha® Hawk Eye® VFT™ Woods. In total, sales of Metal Woods increased by about $60.0 million (63%) in the quarter ended March 31, 2001 compared to the same quarter of 2000. The increase in revenues was also the result of growth in the Company’s golf ball sales, which increased by about $6.0 million (97%) in the current quarter compared to the first quarter of 2000. These increases were offset in part by lower sales of the Company’s iron products. Sales of the Company’s irons were down by about $13.0 million (17%) in the first quarter compared to the same quarter a year earlier.

The Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) in the fourth quarter of 2000 with an effective date of January 1, 2000. SAB No. 101 summarizes the SEC’s Division of Corporation Finance Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. As a result of the adoption of SAB No. 101, the Company adjusted amounts previously reported in the prior year Form 10-Q filed with the SEC.

Net sales for the quarter ended March 31, 2000 reflects the effect of a reclassification of shipping revenues from “selling” expenses. This reclassification, which added $1.3 million in both net sales and selling expenses in the first quarter of 2000, was required by the Emerging Issues Task Force Issue No. 00-10 (“EITF 00-10”) and did not result in a change in the Company’s earnings or earnings per share for the period.

During the first quarter of 2001, sales increased in nearly all regions as compared with the first quarter of 2000. Sales in the United States increased $30.7 million (27%) to $144.4 million during the first quarter of 2001 versus the first quarter of 2000; and sales in Japan increased $21.1 million (105%) to $41.2 million during the same period. Sales in Europe increased $5.6 million (17%) to $39.6 million as compared to the first quarter 2000 and sales in Canada increased $2.3 million in the first quarter 2001 (34%) to $9.1 million as compared to the first quarter 2000. Sales in Rest of Asia (including Korea) increased $2.0 million (12%) to $17.9 million, and sales in the regions comprising Rest of World increased $1.5 million (29%) to $6.5 million in the first quarter 2001 as compared with the first quarter 2000. Australia increased $0.8 million to $2.7 million during the first quarter 2001. The Company acquired its Australian distribution rights in the first quarter of 2001 and therefore began selling directly to retailers rather than a third party distributor.

For the first quarter 2001, gross margin increased to $136.9 million from $88.3 million in the first quarter 2000, and as a percentage of net sales, increased to 52% from 45%. This improvement in gross margin is a result of a shift in club product mix away from lower yielding iron products to higher yielding wood products. The margin was also favorably affected by a reduction in the Company’s warranty expense as a percent of net sales in the first quarter 2001 as compared to the first quarter of 2000. Golf ball product margins improved in the first quarter 2001 as compared to the first quarter 2000, associated with increased sales volume and an increase in plant utilization and production yields.

Selling expenses in the first quarter of 2001 increased to $53.2 million from $42.8 million in the comparable period of 2000, or 20% and 22% of net sales, respectively. This dollar increase was primarily due to increased advertising and promotional expenses related to the Company’s new product launches.

General and administrative expenses increased to $19.9 million in the first quarter of 2001 from $17.5 million in the comparable period of 2000, or 8% and 9% of net sales, respectively. This dollar increase is mainly attributable to the Company consolidating operating facilities and an increase in the Company’s provision for bad debt allowance, partially offset by a decrease in depreciation expense.

Research and development expenses increased to $8.9 million in the first quarter of 2001 from $8.2 million in the first quarter of 2000, or 3% and 4% of net sales, respectively. This dollar increase resulted primarily from increased employee costs.

Other income decreased to $0.9 million in the first quarter of 2001 from $1.6 million in the first quarter of 2000. The $0.7 million decrease is primarily attributable to a decrease in interest income, partially offset by increases in foreign currency gains and other income.

For the first quarter of 2001, the Company recorded a provision for income taxes of $21.7 million and recognized a decrease in deferred taxes of $2.8 million. The provision for income taxes as a percentage of income before taxes remained unchanged at 39% for the three months ended March 31, 2001 and 2000 as compared to 37% for the year ended December 31, 2000. During the first quarter 2001, the Company realized $8.5 million in tax benefits related to the exercise of employee stock options.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, cash and cash equivalents decreased to $98.1 million from $102.6 million at December 31, 2000. This decrease primarily resulted from cash used in investing activities of $19.7 million primarily for investments in marketable equity securities and capital expenditures, combined with $8.3 million used in operating activities. These decreases were offset by $25.6 million provided by financing activities, primarily from the exercise of employee stock options.

The Company’s principal source of liquidity, both on a short-term and long-term basis, has been cash flow provided by operations and the Company’s credit facilities. The Company currently expects this to continue. The Company has a revolving credit facility for up to $120.0 million (the “Amended Credit Agreement”) and an $80.0 million accounts receivable securitization facility (the “Accounts Receivable Facility”) (see Notes 4 and 5 to the unaudited Consolidated Condensed Financial Statements). During the first quarter of 2001, the Company did not utilize either its Accounts Receivable Facility or its line of credit under the Amended Credit Agreement. At March 31, 2001, the Company had $117.6 million available, net of outstanding letters of credit, under the Amended Credit Agreement, subject to meeting certain availability requirements under a borrowing base formula and other limitations. Also at March 31, 2001, there were no advances under the Accounts Receivable Facility, leaving up to $80.0 million available under this facility.

In May 2000, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100.0 million. The Company began its repurchase program in May 2000 and through March 31, 2001 has spent $80.5 million to repurchase 4.8 million shares of its Common Stock at an average cost of $16.71 per share. Pursuant to the authority granted in May 2000, the Company can purchase up to $19.5 million in additional shares. If the Company continues to repurchase its Common Stock under this program and/or under any future program, the Company’s liquidity would decrease. During the first quarter 2001, the Company did not repurchase its Common Stock under this program.

At March 31, 2001, the Company had a contingent liability that expires in February 2003 of $5.0 million relating to a facility in New York City (see Note 7 to the unaudited Consolidated Condensed Financial Statements).

Although the Company’s golf club operations are mature and historically have generated cash from operations, the Company’s golf ball operations are relatively new and to date have not generated cash flows sufficient to fund these operations. The Company does not expect that its golf ball operations will generate sufficient cash to fund these operations for the remainder of 2001. However, the Company believes that, based upon its current operating plan, analysis of consolidated financial position and projected future results of operations, it will be able to maintain its current level of consolidated operations, including purchase commitments and planned capital expenditures, for the foreseeable future through operating cash flows and its credit facilities. There can be no assurance, however, that future industry specific or other developments, or general economic trends, will not adversely affect the Company’s operations or its ability to meet its future cash requirements.

RESTRUCTURING

During the fourth quarter of 1998, the Company recorded a restructuring charge of $54.2 million resulting from a number of cost reduction actions and operational improvements. These actions included the consolidation of the operations of the Company’s wholly-owned subsidiary, Odyssey Golf, Inc. (“Odyssey”), into the operations of the Company while maintaining the distinct and separate Odyssey® brand image; the discontinuation, transfer or suspension of certain initiatives not directly associated with the Company’s core business, such as the Company’s involvement with interactive golf sites, golf book publishing, new player development and a golf venue in Las Vegas; and the re-sizing of the Company’s core business to reflect current and expected business conditions. The restructuring charges primarily related to: 1) the elimination of job responsibilities, resulting in costs incurred for employee severance; 2) the decision to exit certain non-core business activities, resulting in losses on disposition of assets, as well as excess lease costs; and 3) consolidation of the Company’s continuing operations resulting in impairment of assets, losses on disposition of assets and excess lease costs. At March 31, 2001, there was no remaining balance. The Company also has a contingent liability related to a facility in New York City (see Note 7 to the unaudited Consolidated Condensed Financial Statements).

CERTAIN FACTORS AFFECTING CALLAWAY GOLF COMPANY

The financial statements contained in this report and the related discussion describe and analyze the Company’s financial performance and condition for the periods indicated. For the most part, this information is historical. The Company’s prior results are not necessarily indicative of the Company’s future performance or financial condition. The Company therefore has included the following discussion of certain factors which could affect the Company’s future performance or financial condition. These factors could cause the Company’s future performance or financial condition to differ materially from its prior performance or financial condition or from management’s expectations or estimates of the Company’s future performance or financial condition. These factors, among others, should be considered in assessing the Company’s future prospects and prior to making an investment decision with respect to the Company’s stock.

Adverse Global Economic Conditions

The Company sells golf clubs, golf balls and golf accessories. These products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions. An adverse change in economic conditions in the United States or in the Company’s international markets (which represent almost half of the Company’s total sales), or even a decrease in consumer confidence as a result of anticipated adverse changes in economic conditions, could cause consumers to forgo or to postpone purchasing new golf products. Such forgone or postponed purchases could have a material adverse affect upon the Company. The economic conditions in the United States, Japan, Korea and other countries are currently viewed by many as uncertain or troubled.

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

Golf Balls. The Company only began selling its golf balls in February 2000 and therefore it does not have as significant of a market share as it does in the club business. Although opportunities exist for the acquisition of additional market share in the golf ball market, such market share is currently held by some well-established and well-financed competitors. There is no assurance that the Company will be able to increase its market share in this very competitive golf ball market. If the Company is unable to obtain additional market share, its golf ball sales growth may be limited.

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

Dependence on Energy Resources

The Company’s golf club and golf ball manufacturing facilities use, among other resources, significant quantities of electricity to operate. The State of California is currently experiencing a severe shortage of electricity. The shortage may worsen during the summer months when demand for electricity is at its peak. Many companies in California have experienced periods of blackouts during which electricity was not available. The Company has experienced one blackout period to date, and expects that it will experience additional blackout periods. The Company has taken certain steps to provide uninterruptible power supplies for its key operations, including the ball and club operations, and believes that these measures will mitigate any impact resulting from future blackouts. However, if the blackout periods are significant and the Company’s contingency plans are not effective, the Company could experience significant disruptions in its manufacturing operations because of blackout periods, which could have a material adverse affect upon the Company.

Furthermore, market and regulatory imperfections are also causing increased prices for electricity. The Company has tried to mitigate fluctuations in electricity prices and lower its costs by entering into long-term contracts at fixed rates. The Company recently entered into a new long-term contract for electricity. To obtain a more favorable price and to assure adequate supplies during times of peak loads, the Company agreed to purchase a significantly greater supply of electricity than it expects to use in its business. The Company expects to be able to re-sell some or all of this excess supply and thereby reduce the net price of the electricity it uses in its business. If the Company is unable to re-sell a significant portion of such excess supply at favorable rates, the net cost of the electricity used in the Company’s business could increase significantly. Moreover, if the market price for electricity were to drop significantly during the term of the contract, and the Company was unable to revise its commitment, then the Company’s costs for electricity could be higher than its competitors’. Either scenario could have a significant adverse affect upon the Company’s results of operations.

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

Competition

Golf Clubs. The worldwide market for premium golf clubs is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. New product introductions, price reductions and “close-outs” by competitors continue to generate increased market competition. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities or new product introductions by competitors will not negatively impact the Company’s future sales.

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

New Product Introduction

The Company believes that the introduction of new, innovative golf clubs and golf balls is important to its future success. A major portion of the Company’s revenues is generated by products that are less than two years old. The Company faces certain risks associated with such a strategy. For example, in the golf industry, new models and basic design changes in golf equipment are frequently met with consumer rejection. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the marketplace. Further, any new products that retail at a lower price than prior products may negatively impact the Company’s revenues unless unit sales increase.

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

Conformance with the Rules of Golf

New golf club and golf ball products generally seek to satisfy the standards established by the United States Golf Association (“USGA”) and the Royal and Ancient Golf Club of St. Andrews (“R&A”) because these standards are generally followed by golfers within their respective jurisdictions. The USGA rules are generally followed in the United States, Canada and Mexico, and the R&A rules are generally followed in most other countries throughout the world.

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

Currently, all of the Company’s products are believed to be “conforming” under the Rules of Golf as published by the R&A. In addition, all of the Company’s products with the exception of the Company’s ERC™ II Forged Titanium Driver are believed to be “conforming” under the Rules of Golf as published by the USGA and RCGA. Although the ERC™ II Drivers conform to all existing R&A equipment rules, and most existing USGA and RCGA equipment rules, they do not conform to the USGA’s so-called “spring-like effect” test protocol. There is no assurance that new designs will satisfy USGA and/or R&A standards, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company’s products. For example, if the R&A were to reverse its current position and rule that the ERC™ II Driver is non-conforming under the Rules of Golf as published by the R&A, then the Company believes its sales of the ERC™ II Driver in the Company’s international markets would be significantly adversely affected.

On October 18, 2000, the Company announced that it intended to sell its ERC™ II Forged Titanium Driver in the U.S. despite the fact that it has been ruled to be non-conforming by the USGA. To the Company’s knowledge, it is the first large, premium brand golf equipment company to sell non-conforming equipment in the U.S. By undertaking this approach, the Company hopes to expand participation in the game of golf in the United States — the source of more than half of the Company’s revenues — by making the game more enjoyable and accessible for more people, including those people who play the game primarily for fun, enjoyment and recreation.

While the Company believes that this is the best strategy for the Company and its shareholders, and one that is good for the game of golf as well, the strategy is not without risk. The USGA has vigorously and openly opposed the sale or use of the ERC™ II Driver. On December 8, 2000, the USGA announced that scores in rounds played with clubs that do not conform to USGA rules, such as the ERC™ II Forged Titanium Driver, may not be posted for USGA handicap purposes. A number of U.S. retailers have declined to carry a non-conforming product such as the ERC™ II Driver, and that number could grow. It is also possible that a significant number of U.S. golfers may decide that they do not wish to purchase a driver that may not be used in competitions in the U.S. played subject to USGA rules or that may not be used for handicap purposes. Retailer and/or consumer backlash against the introduction of a non-conforming product may injure sales of other, conforming products, or otherwise damage the brand. These negative effects, if they materialize, could materially reduce U.S. sales of ERC™ II Drivers and other products in 2001 and in future years, and could even negatively affect in a material way the strength of the brand and the Company’s business overseas despite the fact that the ERC™ II Driver fully conforms with the R&A’s Rules. On the other hand, if the Company is correct in its belief that there are a large number of American golfers who do not play in tournaments subject to the USGA’s Rules and who are prepared to purchase an exceptional non-conforming driver for use in recreational play, and/or the Company’s strategy is successful over time in attracting more people to the game of golf in the U.S., then the beneficial effects could be significant.

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

An increasing number of the Company’s competitors have, like the Company itself, sought to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs and golf balls. From time to time others have contacted or may contact the Company to claim that they have proprietary rights that have been infringed by the Company and/or its products. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no interruptions in the Company’s business as a result of any claims of infringement. No assurance can be given, however, that the Company will not be adversely affected in the future by the assertion of intellectual property rights belonging to others. This effect could include alteration or withdrawal of existing products and delayed introduction of new products.

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

The Company believes that overall in the Company’s principal markets during the first quarter of 2001 there was unusually adverse weather, which may have affected retail sales of the Company’s products and resulted in increased levels of inventory at the retail level. Such excess inventory at the retail level could negatively affect the Company’s sales to retailers for the second quarter and the remainder of the year.

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

International Distribution

The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will be an element in the future growth and success of the Company. The Company has reorganized a substantial portion of its international operations, including the acquisition of distribution rights in certain key countries in Europe, Asia and North America. These efforts have resulted and will continue to result in additional investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. The operation of foreign distribution in the Company’s international markets will continue to require the dedication of management and other Company resources.

Additionally, the Company’s operation of foreign distribution increases the Company’s exposure to fluctuations in exchange rates for various foreign currencies which could result in losses and, in turn, could adversely impact the Company’s results of operations. The Company tries to mitigate this risk by engaging in certain hedging transactions. (see below Item 3. Quantitative and Qualitative Disclosures about Market Risk). There can be no assurance that the Company will be able to mitigate this exposure in the future through its management of foreign currency transactions.

Credit Risk

The Company primarily sells its products to golf equipment retailers directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. Historically, the Company’s bad debt expense has been low. However, a downturn in the retail golf equipment market could result in increased delinquent or uncollectible accounts for some of the Company’s significant customers. In addition, as the Company integrates its foreign distribution its exposure to credit risks increases as it no longer sells to a few wholesalers but rather directly to many retailers. A failure of a significant portion of the Company’s customers to meet their obligations to the Company would adversely impact the Company’s performance and financial condition.

Information Systems

Many of the countries in which the Company sells its products are Member States of the Economic and Monetary Union (“EMU”). Beginning January 1, 1999, Member States of the EMU have the option of trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships until 2002 when their local currencies will be phased out. The current version of the Company’s enterprise-wide business system currently supports single transactions denominated in euro. At the end of 2001, the Company expects to convert the customers who are in the EMU groups from their national currency to the euro. Until such time as the conversion has occurred transactions denominated in euro will be processed manually. To date, the Company has not experienced, and does not anticipate in the near future, a large demand from its customers to transact in euro. Additionally, the Company does not believe that it will incur material costs specifically associated with manually processing data or preparing its business systems to operate in either the transitional period or beyond. However, there can be no assurance that the conversion of EMU Member States to euro will not have a material adverse effect on the Company and its operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of foreign currency fluctuations due to its international operations and certain export sales. The Company is exposed to both transactional currency/functional currency and functional currency/reporting currency exchange rate risks. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in the value of foreign currencies. Pursuant to its foreign exchange hedging policy, the Company may use forward foreign currency exchange rate contracts to hedge certain firm commitments and the related receivables and payables. During the three months ended March 31, 2001, the Company entered into such contracts on behalf of three of its wholly-owned subsidiaries, Callaway Golf Europe Ltd., Callaway Golf K.K. and Callaway Golf Canada Ltd. The Company also hedged certain euro-denominated accounts receivable during the three months ended March 31, 2001. The effect of this practice is to minimize variability in the Company’s operating results arising from foreign exchange rate movements. These foreign exchange contracts generally do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the transactions being hedged, and the Company does not engage in hedging contracts which exceed the amounts of these transactions.

Also pursuant to its foreign exchange hedging policy, the Company expects that it also may hedge anticipated transactions denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives will be used only to the extent considered necessary to meet the Company’s objectives and the Company does not enter into forward contracts for speculative purposes. The Company’s foreign currency exposures include most European currencies, Japanese yen, Canadian dollars and Korean won.

Additionally, the Company is exposed to interest rate risk from its Amended Credit Agreement and Accounts Receivable Facility (see Notes 4 and 5 to the Company’s unaudited Consolidated Condensed Financial Statements) which are indexed to the LIBOR and Redwood Receivables Corporation Commercial Paper Rate. No amounts were advanced or outstanding under these facilities at March 31, 2001.

Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2001 through its derivative financial instruments.

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

The estimated maximum one-day loss in earnings from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $3.4 million at March 31, 2001. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

On December 14, 2000, Bridgestone filed an action in the Tokyo, Japan District Court asserting patent infringement against Callaway Golf’s wholly-owned subsidiary, Callaway Golf K.K., based on its sale of Rule 35® Softfeel™ golf balls in Japan (the “Japan Action”). Only one of the Bridgestone patents at issue in the U.S. Action has issued in Japan. Callaway Golf has denied the claims asserted in the Japan Action and has filed an invalidity proceeding with the Japanese Patent Office to invalidate the Bridgestone Patent. The Company intends to defend both of these matters vigorously.

On April 6, 2001, a complaint was filed against Callaway Golf Company and Callaway Golf Sales Company (collectively, the “Company”), in The Circuit Court of Sevier County, Tennessee, case no. 2001-241-IV. The complaint seeks to assert a class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased selected Callaway Golf products on or after March 30, 2000. Specifically, the complaint alleges that the Company adopted a New Product Introduction Policy governing the introduction of certain of the Company’s new products and agreed with retailers to sell those products at particular prices in violation of Tennessee and Kansas antitrust and consumer protection laws. The plaintiff is seeking damages, restitution and punitive damages. The Company intends to defend this matter vigorously.

The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2001. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K:

a.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Bylaws, incorporated herein by this reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company's Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

4.2	Rights Agreement by and between the Company and Chemical Mellon Shareholder Services as Rights Agent dated as of June 21, 1995, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).

4.3	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock, incorporated herein by this reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).

10.47	First Amendment to Executive Officer Employment Agreement, effective November 13, 2000, by and between the Company and Charles J. Yash. (†)

10.48	Limited Waiver to Receivables Transfer Agreement, dated as of March 19, 2001, by and among Callaway Golf Funding, the Company, Callaway Golf Sales Company, Redwood Receivables Corporation, and General Electric Capital Corporation.(†)

10.49	Third Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of March 19, 2001, by and among the Company, the other parties to the Credit Agreement, the lenders signatory to the amendment, and General Electric Capital Corporation.(†)

b.	Reports on Form 8-K

Form 8-K, dated March 19, 2001, reporting the issuance of a press release of even date therewith, which press release was captioned, “Callaway Golf Company Retroactively Implements SEC Staff Accounting Bulletin 101. Revises 2000 fourth quarter and full year results. Raises FY 2001 diluted EPS expectations by $0.03.”

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

Date: May 14, 2001	By:	/s/ BRADLEY J. HOLIDAY Bradley J. Holiday Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.47	First Amendment to Executive Officers Employment Agreement, effective November 13, 2000, by and between the Company and Charles J. Yash.

10.48	Limited Waiver to Receivables Transfer Agreement, dated as of March 19, 2001, by and among Callaway Golf Funding, the Company, Callaway Golf Sales Company, Redwood Receivables Corporation, and General Electric Capital Corporation.

10.49	Third Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of March 19, 2001, by and among the Company, the other parties to the Credit Agreement, the lenders signatory to the amendment, and General Electric Capital Corporation.