Form 10-Q
period 2001-06-30
CALLAWAY GOLF CO /CA
filed 2001-08-14
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10962

CALLAWAY GOLF COMPANY

(Exact name of registrant as specified in its charter)

Delaware	95-3797580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2180 Rutherford Road, Carlsbad, CA 92008-8815

(760) 931-1771
(Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of July 31, 2001 was 82,397,373.

Important Notice: Statements made in this report that relate to future plans, events, financial results or performance, including statements relating to future liquidity, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see below — Certain Factors Affecting Callaway Golf Company, as well as the Company’s other periodic reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors also should be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by securities analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
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
Item 6. Exhibits and Reports on Form 8-K
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.53

CALLAWAY GOLF COMPANY

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$131,831	$102,596

Accounts receivable, net (Note 5)	141,936	58,836

Inventories, net	138,810	133,962

Deferred taxes	24,773	29,354

Other current assets	14,452	17,721

Total current assets	451,802	342,469

Property, plant and equipment, net	132,611	134,712

Intangible assets, net	124,441	112,824

Other assets	37,402	40,929

	$746,256	$630,934

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$56,187	$44,173

Accrued employee compensation and benefits	29,709	22,574

Accrued warranty expense	38,212	39,363

Income taxes payable		3,196

Total current liabilities	124,108	109,306

Long-term liabilities	21,520	9,884
Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 2001 and December 31, 2000

Common Stock, $.01 par value, 240,000,000 shares authorized, 82,407,373 and 78,958,963 issued at June 30, 2001 and December 31, 2000, respectively	824	790

Paid-in capital	388,876	347,765

Unearned compensation	(636)	(1,214)

Retained earnings	400,780	349,681

Accumulated other comprehensive income	(5,477)	(6,096)

Less: Grantor Stock Trust (5,300,000 shares) at market value	(83,740)	(98,713)

	700,627	592,213

Less: Common Stock held in treasury, at cost, 5,837,441 shares and 4,815,241 shares at June 30, 2001 and December 31, 2000, respectively	(99,999)	(80,469)

Total shareholders’ equity	600,628	511,744

	$746,256	$630,934

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2001		2000		2001		2000

Net sales	$253,655	100%	$289,922	100%	$515,021	100%	$487,328	100%

Cost of goods sold	121,719	48%	145,415	50%	246,177	48%	254,556	52%

Gross profit	131,936	52%	144,507	50%	268,844	52%	232,772	48%

Operating expenses:

Selling	54,131	21%	47,990	17%	107,377	21%	90,740	19%

General and administrative	20,586	8%	17,614	6%	40,436	8%	35,121	7%

Research and development	8,444	4%	8,132	3%	17,378	3%	16,349	3%

Income from operations	48,775	19%	70,771	24%	103,653	20%	90,562	19%

Other (expense) income, net	(3,557)		2,141		(2,627)		3,726

Income before provision for income taxes and cumulative effect of accounting change	45,218	18%	72,912	25%	101,026	20%	94,288	19%

Provision for income taxes	18,243		28,723		39,976		37,001

Income before cumulative effect of accounting change	26,975	11%	44,189	15%	61,050	12%	57,287	12%

Cumulative effect of accounting change							(957)

Net income	$26,975	11%	$44,189	15%	$61,050	12%	$56,330	12%

Earnings per common share:
Basic

Income before cumulative effect of accounting change	$0.38		$0.63		$0.86		$0.80

Cumulative effect of accounting change							(0.01)

Net income	$0.38		$0.63		$0.86		$0.79

Diluted

Income before cumulative effect of accounting change	$0.36		$0.61		$0.83		$0.79

Cumulative effect of accounting change							(0.01)

Net income	$0.36		$0.61		$0.83		$0.78

Weighted average shares used in earnings per share computations:

Basic	71,490		70,693		70,754		70,946

Diluted	74,777		72,686		73,619		72,584

Dividends paid per share	$0.07		$0.07		$0.14		$0.14

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net income	$61,050	$56,330

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	18,303	19,739

Loss on disposal of assets	1,686	332

Non-cash compensation	348	1,381

Tax benefit from exercise of stock options	13,845	4,475

Net non-cash foreign currency and hedging gains	(2,965)

Deferred taxes	7,430	1,104

Changes in assets and liabilities, net of effects from acquisitions:

Accounts receivable, net	(85,401)	(80,619)

Inventories, net	(7,427)	(7,519)

Other assets	(4,579)	294

Accounts payable and accrued expenses	16,767	7,291

Accrued employee compensation and benefits	7,289	4,106

Accrued warranty expense	(1,151)	4,098

Income taxes payable	(2,789)	21,771

Accrued restructuring cost-long term		(1,056)

Other liabilities	11,636	(413)

Net cash provided by operating activities	34,042	31,314

Cash flows from investing activities:

Business acquisitions, net of cash acquired	(1,529)	(426)

Capital expenditures	(14,689)	(16,168)

Sale of property and equipment	41	79

Net cash used in investing activities	(16,177)	(16,515)

Cash flows from financing activities:

Issuance of Common Stock	42,503	18,599

Dividends paid	(9,951)	(9,917)

Acquisition of Treasury Stock	(19,530)	(50,000)

Proceeds from sale-leaseback of equipment		1,268

Net cash provided by (used in) financing activities	13,022	(40,050)

Effect of exchange rate changes on cash	(1,652)	(171)

Net increase (decrease) in cash and cash equivalents	29,235	(25,422)

Cash and cash equivalents at beginning of period	102,596	112,602

Cash and cash equivalents at end of period	$131,831	$87,180

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

						Accumulated
	Common Stock					Other		Treasury Stock
			Paid-in	Unearned	Retained	Comprehensive					Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income	GST	Shares	Amount	Total	Income

Balance, December 31, 2000	78,959	$790	$347,765	$(1,214)	$349,681	$(6,096)	$(98,713)	(4,815)	$(80,469)	$511,744

Exercise of stock options	3,175	31	39,337							39,368

Cancellation of Restricted Common Stock	(10)		(310)	310

Tax benefit from exercise of stock options			13,845							13,845

Acquisition of Treasury Stock								(1,022)	(19,530)	(19,530)

Compensatory stock and stock options			80	268						348

Employee stock purchase plan	283	3	3,132							3,135

Cash dividends paid					(9,951)					(9,951)

Adjustment of GST shares to market value			(14,973)				14,973

Foreign currency translation						(3,184)				(3,184)	$(3,184)

Unrealized gain on cash flow hedges, net of tax						3,803				3,803	3,803

Net income					61,050					61,050	61,050

Balance, June 30, 2001	82,407	$824	$388,876	$(636)	$400,780	$(5,477)	$(83,740)	(5,837)	$(99,999)	$600,628	$61,669

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

  1. Basis of Presentation

      The accompanying financial information for the three and six months ended June 30, 2001 and 2000 has been prepared by Callaway Golf Company (the “Company”) and has not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2000. Interim operating results are not necessarily indicative of operating results for the full year.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.

  2. Reclassifications and Recent Accounting Pronouncements

      In the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) with an effective date of January 1, 2000. SAB No. 101 summarizes the Securities and Exchange Commission’s (“SEC”) Division of Corporation Finance Staff’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company’s Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2000 have been adjusted from amounts previously reported in the prior year Form 10-Q filed with the SEC to reflect the application of SAB 101. Accordingly, net sales and provision for income taxes have been reduced by $1,037,000 and $510,000, respectively, and cost of goods sold was increased by $254,000, for the three months ended June 30, 2000 from amounts previously reported. For the six months ended June 30, 2000, net sales, cost of goods sold and provision for income taxes have been reduced by $11,520,000, $5,117,000 and $2,515,000, respectively, from amounts previously reported. The cumulative effect of accounting change on periods prior to 2000 was $957,000 and is included in the Consolidated Condensed Statements of Operations for the six months ended June 30, 2000.

      In July 2000, the Emerging Issues Task Force (“EITF”) finalized its consensus on Issue No. 00-10, “Accounting for Shipping and Handling Revenues and Costs.” Pursuant to EITF Issue No. 00-10 and the SEC’s position on this issue, all amounts billed to customers for shipping and handling should be included in “net sales” and costs incurred related to shipping and handling should be included in “cost of goods sold.” The Company had previously included shipping and handling revenues and costs in “selling” costs. The Company’s Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2000 have been reclassified from the prior year Form 10-Q filed with the SEC to include an increase in net sales of $1,925,000 and $3,206,000, respectively, and an increase in cost of goods sold of $3,654,000 and $5,986,000, respectively, to reflect the classification required by EITF Issue No. 00-10. There was no effect on operating results as a result of the adoption of EITF Issue No. 00-10.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 requires the use of a non-amortization approach to

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

account for purchased goodwill. Goodwill acquired on or prior to June 30, 2001 will no longer be amortized effective January 1, 2002. Goodwill acquired on or after July 1, 2001 will follow the non-amortization approach under SFAS No. 142. Under the non-amortization approach, goodwill would be tested for impairment, rather than being amortized to earnings, as originally proposed. In addition, SFAS No. 142 requires that acquired intangible assets be separately identified and amortized over their individual useful lives. The Company will be required to adopt these statements beginning January 1, 2002. Based on the Company’s current carrying value of goodwill and intangible assets at June 30, 2001, unamortized goodwill and intangible asset balances are expected to be approximately $16.9 million and $104.1 million, respectively, at December 31, 2001. In accordance with SFAS No. 142, the goodwill balance that was being amortized over periods ranging from five to 40 years will follow the non-amortization approach after January 1, 2002.

  3. Inventories

	June 30,	December 31,
	2001	2000

	(Unaudited)

Inventories, net (in thousands):

Raw materials	$58,284	$56,936

Work-in-process	1,916	1,293

Finished goods	86,865	83,453

	147,065	141,682

Less reserve for obsolescence	(8,255)	(7,720)

	$138,810	$133,962

  4. Bank Lines of Credit

      The Company has a revolving credit facility of up to $120.0 million (the “Amended Credit Agreement”). The Amended Credit Agreement is secured by substantially all of the assets of the Company and expires in February 2004. The Amended Credit Agreement bears interest at the Company’s election at the London Interbank Offering Rate (“LIBOR”) plus a margin or the higher of the base rate on corporate loans at large U.S. money center commercial banks (prime rate) or the Federal Funds Rate plus 50 basis points. The Amended Credit Agreement requires the Company to maintain certain minimum financial ratios including a fixed charge coverage ratio, as well as other restrictive covenants. As of June 30, 2001, up to $119.3 million of the credit facility remained available for borrowings (including a reduction of $0.7 million for outstanding letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations.

      The Company’s Japanese subsidiary has two separate credit facilities with an aggregate commitment of 2.5 billion yen (approximately $20.0 million at June 30, 2001). These credit facilities do not expire and are cancelable at the Company’s discretion without penalty. Borrowings under these agreements bear interest equal to the Tokyo Interbank Offering Rate (“TIBOR”) plus a margin. As of June 30, 2001, the Company had no borrowings under these credit facilities.

  5. Accounts Receivable Securitization

      The Company’s wholly-owned subsidiary, Callaway Golf Sales Company, sells trade receivables on an ongoing basis to its wholly-owned subsidiary, Golf Funding Corporation (“Golf Funding”). Pursuant to an agreement with a securitization company (the “Accounts Receivable Facility”), Golf Funding, in turn, can sell such receivables to the securitization company on an ongoing basis, which could yield proceeds of up to $80.0 million, subject to meeting certain availability requirements under a borrowing base formula and other

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

limitations. Golf Funding’s sole business is the purchase of trade receivables from Callaway Golf Sales Company. Golf Funding is a separate corporate entity with its own separate creditors, which in the event of its liquidation would be entitled to be satisfied out of Golf Funding’s assets prior to any value in Golf Funding becoming available to the Company. The Accounts Receivable Facility expires in February 2004.

      Under the Accounts Receivable Facility, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of June 30, 2001, no amount was outstanding under the Accounts Receivable Facility. Fees incurred in connection with this facility for each of the three and six month periods ended June 30, 2001 and 2000 were $76,000 and $152,000, respectively. These fees were recorded in “other (expense) income, net.”

  6. Earnings Per Share

      A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three and six months ended June 30, 2001 and 2000 is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Unaudited)

Weighted-average shares outstanding (in thousands):

Weighted-average shares outstanding — Basic	71,490	70,693	70,754	70,946

Dilutive securities	3,287	1,993	2,865	1,638

Weighted-average shares outstanding — Diluted	74,777	72,686	73,619	72,584

      For the three months ended June 30, 2001 and 2000, 6,111,000, and 8,482,000, respectively, options outstanding were excluded from the calculations, as their effect would have been antidilutive. For the six months ended June 30, 2001 and 2000, 6,002,000 and 8,986,000, respectively, options outstanding were excluded from the calculations, as their effect would have been antidilutive.

  7. Commitments and Contingencies

      To manage its electricity costs in light of uncertainty in the California energy market, the Company entered into a long-term energy supply contract at a fixed rate for a delivery term defined as June 1, 2001 through May 31, 2006 (see Note 10). To obtain a more favorable price and to assure adequate supplies during times of peak loads, the Company agreed to purchase a greater supply of electricity than it expects to use in its business. The Company expects to sell some or all of this excess supply based on energy market conditions. The total purchase price over the contract term is approximately $43.5 million.

      At June 30, 2001, the Company was contingently liable for lease payments relating to a facility in New York City totaling $4.4 million. This contingency is the result of the assignment of an operating lease to a third party and expires in February 2003.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

      On April 6, 2001, a complaint was filed against Callaway Golf Company and Callaway Golf Sales Company (collectively, the “Company”), in the Circuit Court of Sevier County, Tennessee, Case No. 2001-241-IV. The complaint seeks to assert a class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased selected Callaway Golf products on or after March 30, 2000. Specifically, the complaint alleges that the Company adopted a New Product Introduction Policy governing the introduction of certain of the Company’s new products in violation of Tennessee and Kansas antitrust and consumer protection laws. The plaintiff is seeking damages, restitution and punitive damages.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2001. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

  8. Restructuring

      In 1998, the Company recorded a restructuring charge of $54.2 million resulting from a number of cost reduction actions and operational improvements. During 1999, the Company completed its restructuring initiatives. During the three and six month periods ended June 30, 2000, the Company paid $0.6 million and $1.1 million, respectively, related to its restructuring obligations, primarily rents associated with its former New York City facility (see Note 7). At June 30, 2001, there was no remaining reserve balance.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

(In thousands)
	(Unaudited)
Net sales

Golf clubs	$232,719	$279,239	$482,558	$470,685

Golf balls	20,936	10,683	32,463	16,643

	$253,655	$289,922	$515,021	$487,328

Income (loss) before provision for income taxes and cumulative effect of accounting change

Golf clubs	$68,135	$95,470	$142,591	$141,730

Golf balls	(3,842)	(13,802)	(9,909)	(29,102)

Reconciling items(1)	(19,075)	(8,756)	(31,656)	(18,340)

	$45,218	$72,912	$101,026	$94,288

Additions to long-lived assets

Golf clubs	$4,715	$6,265	$12,234	$13,271

Golf balls	12,033	1,075	13,078	2,897

	$16,748	$7,340	$25,312	$16,168

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

10. Derivatives and Hedging

      The Company uses derivative financial instruments to manage its exposures to electricity prices and foreign exchange rates. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

  Energy Derivative

      During the second quarter of 2001, the Company entered into a long-term, fixed-price, fixed-capacity, energy supply contract in order to manage its exposure to changes in energy prices which are subject to significant and often volatile fluctuation. The contract is effective through May 2006. As of June 30, 2001, this derivative did not qualify for hedge accounting treatment under SFAS No. 133. The Company recognized the changes in the fair value of the contract currently in earnings. The fair value of the contract as of June 30, 2001 was estimated based on market prices of electricity for the remaining period covered by the contract. The net differential between the contract price and market prices for future periods has been applied to the volume

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

stipulated in the contract to arrive at an estimated future value. This estimated future value was discounted at rates commensurate with the Company’s estimation of contract performance risk. In addition, the contract extends beyond 18 months into the future and the market for electricity in California beyond the 18-month horizon is unpredictable and published market quotations are not available. The Company has relied upon near-term market quotations and other market information to determine fair value estimates. For the quarter ended June 30, 2001, the Company recorded $7.7 million of net realized and unrealized losses related to the energy derivative in “other (expense) income, net”.

   Foreign Currency Exchange Contracts

      During the three and six months ended June 30, 2001, the Company entered into forward foreign currency exchange rate contracts to hedge payments due on intercompany transactions from certain wholly-owned foreign subsidiaries and on certain euro-denominated accounts receivable. The effect of this practice is to minimize variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset the losses and gains on the transactions being hedged, and the Company does not engage in hedging contracts which exceed the amount of the intercompany transactions. At June 30, 2001, the Company had approximately $52.5 million of foreign exchange contracts outstanding. The contracts mature between July and December of 2001. Gains and losses on the contracts are recorded in income. The net realized and unrealized gains from foreign exchange contracts for the three and six months ended June 30, 2001 totaled approximately $0.7 million and $6.0 million, respectively. For the three and six months ended June 30, 2000, net realized and unrealized gains totaled $2.3 million and $2.0 million, respectively.

      During the fourth quarter of 2000, the Company utilized forward foreign currency exchange rate contracts to hedge cash flows associated with forecasted intercompany sales of inventory. These forward contracts are accounted for as cash flow hedges. The Company only hedges transactions that it deems to be more likely than not to occur. During 2000, the Company hedged only those transactions forecasted to occur by December 31, 2001. As of June 30, 2001, the Company had approximately $35.8 million of cash flow hedges outstanding. The Company assesses the effectiveness of these derivatives using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of “other (expense) income, net.” Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedging item and the hedging instrument are evaluated using the same spot rate, the Company anticipates hedges of anticipated intercompany inventory sales to be highly effective. The effectiveness of each derivative is assessed monthly. During the three and six months ended June 30, 2001, a gain of $178,000 and $682,000, respectively, was recorded in “other (expense) income, net” representing the ineffective portion of the Company’s derivative instruments.

      The effective portion of the fair value of the derivatives is deferred on the balance sheet in other comprehensive income (“OCI”), a component of “Accumulative other comprehensive income.” Amounts recorded in OCI will be released to earnings in the same period that the hedged transaction will impact the Company’s consolidated earnings. This transaction date is assumed to occur when the underlying sale of product to a third party occurs. At June 30, 2001, $1,558,000 of deferred net gain is expected to be reclassified into earnings within the next six months. During the three and six months ended June 30, 2001, no gains or losses were reclassified into earnings as a result of discontinuance of any cash flow hedges.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also Important Notice on inside cover of this report.

Results of Operations

Prior Period Financial Statements

      Prior period amounts have been restated to reflect the Company’s current year presentation including the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) and Emerging Issues Task Force Issue No. 00-10 (“EITF 00-10”). The Company adopted SAB No. 101 in the fourth quarter of 2000 with an effective date of January 1, 2000. As a result of the adoption of SAB No. 101, the Company adjusted amounts previously reported in the prior year Form 10-Q. Gross profit for the quarter ended June 30, 2000 also reflects the effect of a reclassification of shipping revenues and costs from selling expenses to net sales and costs of goods sold. This reclassification was required by EITF 00-10 and did not result in a change in the Company’s earnings or earnings per share for the period. See Note 2 to the Consolidated Condensed Financial Statements for further detail.

Three-month periods ended June 30, 2001 and 2000

      Net sales decreased 13% to $253.7 million for the three months ended June 30, 2001 compared to $289.9 million for the comparable period in the prior year. Both unit and dollar sales of irons and metal woods decreased in the second quarter of 2001 as compared to the second quarter of 2000. Sales of the Company’s iron products were lower by $33.5 million (32%) in the second quarter of 2001 compared to the same quarter a year earlier. In total, sales of metal woods decreased by $15.6 million (11%) in the quarter ended June 30, 2001 compared to the same quarter of 2000. The decrease in sales of irons and woods primarily represents a decline in sales of Great Big Bertha® Hawk Eye® Tungsten InjectedTM Titanium Irons, SteelheadTM X-14® Stainless Steel Irons and Steelhead PlusTM Stainless Steel metal woods, all of which were introduced in January 2000. The decrease in sales of irons and metal woods was partially offset by the growth in the Company’s golf ball sales, which increased by $10.3 million (97%) in the current quarter compared to the second quarter of 2000. The Company believes that the overall decline in net sales was largely due to a shifting of some sales from the second quarter to the first quarter due to earlier availability of new products than has historically been the case, a decline in the number of golf rounds played as a result of unusually poor weather in the United States and Europe late into the season, aggressive competitive pricing, economic concerns among retailers and consumers, and the United States Golf Association’s actions in the United States against the Big Bertha® ERC® II Driver. The strength of the U.S. dollar in relation to other foreign currencies also had a significant adverse effect upon the Company’s net sales for the second quarter of 2001 as compared to the second quarter of 2000. As compared to the second quarter of 2000, fluctuations in foreign currency exchange rates adversely impacted second quarter 2001 net sales by approximately $11.8 million, as measured by applying second quarter 2000 exchange rates to second quarter 2001 net sales.

      During the second quarter of 2001, sales decreased in virtually all regions as compared with the second quarter of 2000. Sales in the United States decreased $15.1 million (10%) to $139.7 million during the second quarter of 2001 versus the second quarter of 2000. Overall, the Company’s sales in regions outside of the United States decreased $21.2 million (16%) to $114.0 million during the second quarter of 2001 versus the same quarter of 2000. Had exchange rates for the second quarter of 2001 been the same as the second quarter 2000 exchange rates, overall sales in regions outside of the United States would have been approximately 10% higher than reported. Sales in Japan decreased $2.3 million (6%) in the second quarter of 2001 to $37.1 million as compared to the same period in the prior year. Sales in Europe decreased $11.7 million (24%) to $37.1 million as compared to the second quarter of 2000, and sales in Canada decreased $0.9 million (7%) in the second quarter of 2001 to $12.5 million as compared to the same period in the prior year. Sales in Rest of Asia (including Korea) decreased $7.1 million (26%) to $20.0 million and sales in the regions comprising Rest of World decreased $0.3 million (6%) to $4.5 million in the second quarter of 2001 as compared with the second quarter of 2000. Sales in Australia increased $1.2 million (71%) to $2.8 million during the second quarter of 2001. The Company acquired its distribution rights in Australia, Italy, Portugal, and Spain in the first quarter of 2001 and therefore began selling directly to retailers rather than a third party distributor.

      For the second quarter of 2001, gross margin decreased to $131.9 million from $144.5 million in the second quarter of 2000, but increased as a percentage of net sales to 52% from 50%. This improvement in gross margin percentage is a result of a shift in club product mix away from lower yielding iron products to higher yielding wood products. The margin was also favorably affected by a reduction in the Company’s warranty expense as a percent of net sales in the second quarter of 2001 as compared to the second quarter of 2000. Golf ball product margins improved in the second quarter of 2001 as compared to the first quarter of 2000, associated with increased sales volume and an increase in plant utilization and production yields.

      Selling expenses in the second quarter of 2001 increased to $54.1 million from $48.0 million in the comparable period of 2000, or 21% and 17% of net sales, respectively. This dollar increase was primarily due to increased advertising and promotional expenses related to the Company’s new product launches, the rollout of the new fitting cart systems and store-in-store project, and other demand creation initiatives.

      General and administrative expenses increased to $20.6 million in the second quarter of 2001 from $17.6 million in the comparable period of 2000, or 8% and 6% of net sales, respectively. This dollar increase is mainly attributable to higher employee compensation and legal expenses, partially offset by a decrease in depreciation expense.

      Research and development expenses increased to $8.4 million in the second quarter of 2001 from $8.1 million in the second quarter of 2000, or 4% and 3% of net sales, respectively. This dollar increase resulted primarily from increased employee costs.

      Other expenses totaled $3.6 million in the second quarter of 2001 as compared to other income of $2.1 million in the second quarter of 2000. The $5.7 million of additional expense is primarily attributable to realized and unrealized losses of $7.7 million associated with the valuation of a long-term energy supply contract partially offset by a $1.3 million increase in licensing fees, a $0.5 million increase in foreign currency transaction gains, and a $0.2 million increase in net interest income.

      For the second quarter of 2001, the Company recorded a provision for income taxes of $18.2 million and recognized a decrease in deferred taxes of $6.8 million. The provision for income taxes as a percentage of income before taxes increased slightly to 40% for the three months ended June 30, 2001 as compared to 39% for the comparable period of 2000. During the second quarter of 2001, the Company realized $5.3 million in tax benefits related to the exercise of employee stock options.

      Second quarter 2001 net income declined 39% to $27.0 million from $44.2 million in the comparable period of the prior year. Second quarter 2001, diluted earnings per share decreased 41% to $0.36 from $0.61 in the same period last year. The Company entered into a long-term energy supply contract during the second quarter to manage its electricity costs in light of uncertainty in the California energy market. During the quarter ended June 30, 2001, the Company recorded a non-cash expense of $6.2 million after-tax or $0.08 per diluted share, as a result of the change in market value of the energy supply contract. Excluding this non-cash energy supply contract charge, the Company’s net income decreased 25% to $33.2 million and diluted earnings per share decreased 28% to $0.44.

Six-month periods ended June 30, 2001 and 2000

      For the six months ended June 30, 2001, net sales increased $27.7 million, or 6%, to $515.0 million from $487.3 million in the comparable period of the prior year. The increase primarily represents an increase in sales of titanium metal woods, due to the worldwide launch of the new Big Bertha® ERC II Driver and the new Big Bertha® Hawk Eye® VFT™ Woods in October 2000. These products began shipping in significant quantities in the first quarter of 2001. In total, sales of metal woods increased by $43.8 million (19%) in the first half of 2001 compared to the first half of 2000. The increase in revenues was also the result of growth in the Company’s golf ball sales, which increased by $15.8 million (95%) in the first six months of 2001 compared to the same period of 2000. These increases were offset in part by lower sales of the Company’s iron products. Sales of the Company’s irons declined by $46.0 million (25%) in the first half of 2001 compared to the same period a year earlier. The Company believes that net sales for the first half of 2001 were adversely affected by a decline in the number of golf rounds played as a result of unusually poor weather in the United States and Europe late into the season, aggressive competitive pricing, economic concerns among retailers and consumers, and the United States Golf Association’s actions in the United States against the Big Bertha ERC II driver. The strength of the U.S. dollar in relation to other foreign currencies also had a significant adverse effect upon the Company’s net sales for the first half of 2001 as compared to the first half of 2000. As compared to the first half of 2000, fluctuations in foreign currency exchange rates adversely impacted first half 2001 net sales by approximately $22.1 million, as measured by applying first half 2000 exchange rates to first half 2001 net sales.

      Sales in the United States increased $19.1 million (7%) to $287.5 million during the first half of 2001 versus the first half of 2000. Overall, the Company’s sales in regions outside of the United States increased $8.6 million (4%) to $227.5 million during the first half of 2001 versus the same period of 2000. Had exchange rates for the first half of 2001 been the same as the first half 2000 exchange rates, overall sales in regions outside of the United States would have been approximately 10% higher. Sales in Japan increased $18.7 million (32%) in the first half of 2001 to $78.1 million as compared to the same period in the prior year. However, sales in Europe decreased $8.3 million (10%) to $74.5 million as compared to the first half of 2000 and sales in the Rest of Asia (including Korea) decreased $5.5 million (13%) to $37.6 million in the first half of 2001 as compared with the first half of 2000. Sales in Canada increased $0.6 million (3%) in the first six months of 2001 to $20.9 million as compared to the same period in 2000 and sales in the regions comprising the Rest of World increased $1.2 million (12%) to $11.0 million in the first half of 2001 versus the first half of 2000. Sales in Australia increased $1.9 million (53%) to $5.4 million during the first half of 2001. The Company acquired its distribution rights in Australia, Italy, Portugal, and Spain in the first quarter of 2001 and therefore began selling directly to retailers rather than a third party distributor.

      For the six months ended June 30, 2001, gross margin increased to $268.8 million from $232.8 million in the comparable period of 2000, and as a percentage of net sales, increased to 52% from 48%. This improvement in gross margin is a result of a shift in club product mix away from lower yielding iron products to higher yielding wood products. The margin was also favorably affected by a reduction in the Company’s warranty expense as a percent of net sales during the six month period ended June 30, 2001 as compared to the same period in 2000. Golf ball product margins improved in the first half of 2001 as compared to the first half of 2000, associated with increased sales volume and an increase in plant utilization and production yields.

      Selling expenses in the first half of 2001 increased to $107.4 million (21% of net sales) from $90.7 million (19% of net sales) in the first half of 2000. The dollar increase was primarily due to increased advertising and promotional expenses related to the Company’s new product launches, the rollout of the new fitting cart systems and store-in-store project, and other demand creation initiatives.

      General and administrative expenses in the first half of 2001 increased to $40.4 million (8% of net sales) from $35.1 million (7% of net sales) in the comparable period of 2000. The dollar increase is mainly attributable to moving costs associated with the consolidation of operating facilities combined with higher employee compensation and legal expenses, partially offset by a decrease in depreciation expense.

      Research and development expenses in the first half of 2001 increased to $17.4 million (3% of net sales) from $16.3 million (3% of net sales) in the first half of 2000. The dollar increase resulted primarily from increased employee costs.

      Other expenses in the first half of 2001 totaled $2.6 million as compared to other income of $3.7 million in the comparable period of 2000. The $6.3 million of additional expense is primarily attributable to realized and unrealized losses of $7.7 million associated with the valuation of a long-term energy supply contract and a decrease in net interest income of $1.4 million partially offset by a $1.4 million increase in foreign currency transaction gains, a $1.1 million increase in licensing fees, and a $0.3 million increase in other income.

      For the six months ended June 30, 2001, the Company recorded a provision for income taxes of $40.0 million and recognized a decrease in deferred taxes of $7.4 million. The provision for income taxes as a percentage of income before taxes for the six months ended June 30, 2001 and 2000 was 40% and 39%, respectively. During the first half of 2001, the Company realized $13.8 million in tax benefits related to the exercise of employee stock options.

      Net income for the six months ended June 30, 2001 increased 9% to $61.1 million, compared to $56.3 for the comparable period last year. Earnings per diluted share during the period, increased 6% to $0.83 from $0.78 for the comparable period last year. The Company entered into a long-term energy supply contract during the second quarter to manage its electricity costs in light of uncertainty in the California energy market. During the first half of 2001, the Company recorded a non-cash expense of $6.2 million after-tax or $0.08 per diluted share, as a result of the change in market value of the energy supply contract. Excluding this non-cash energy supply contract charge, the Company’s net income for the first six months increased 20% to $67.3 million and diluted earnings per share increased 17% to $0.91.

Liquidity and Capital Resources

      At June 30, 2001, cash and cash equivalents increased to $131.8 million from $102.6 million at December 31, 2000. This increase for the six month period ended June 30, 2001 primarily resulted from cash provided by operating and financing activities of $34.0 million and $13.0 million, respectively, partially offset by cash used in investing activities of $16.2 million. Cash flows provided by financing activities are primarily attributable to the exercise of employee stock options ($42.5 million) partially offset by the acquisition of treasury stock ($19.5 million) and the payment of dividends ($10.0 million). Cash flows used in investing activities are primarily attributable to capital expenditures of $14.7 million.

      The Company’s principal source of liquidity, both on a short-term and long-term basis, has been cash flow provided by operations and the Company’s credit facilities. The Company currently expects this to continue. The Company has a revolving credit facility for up to $120.0 million (the “Amended Credit Agreement”) and an $80.0 million accounts receivable securitization facility (the “Accounts Receivable Facility”). In addition, the Company’s Japanese subsidiary has two separate credit facilities with an aggregate commitment of 2.5 billion yen (approximately $20.0 million at June 30, 2001). During the first six months of 2001, the Company did not utilize either its Accounts Receivable Facility or its lines of credit under the Amended Credit Agreement and the Japanese credit facilities. At June 30, 2001, the Company had $119.3 million available, net of outstanding letters of credit, under the Amended Credit Agreement, subject to meeting certain availability requirements under a borrowing base formula and other limitations. Also at June 30, 2001, there were no advances under the Accounts Receivable Facility, leaving up to $80.0 million available under this facility and the Company had no borrowings under the Japanese credit facilities. See Notes 4 and 5 to the Consolidated Condensed Financial Statements for further detail.

      In May 2000, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100.0 million. During the second quarter of 2001, the Company repurchased 1.0 million shares of the Company’s Common Stock at an average cost of $19.07 per share. The Company began its repurchase program in May 2000 and during the second quarter of 2001 completed the program which resulted in the repurchase of a total of 5.8 million shares of the Company’s Common Stock at an average cost of $17.13 per share.

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

   Adverse Global Economic Conditions

      The Company sells golf clubs, golf balls and golf accessories. These products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions. An adverse change in economic conditions in the United States or in the Company’s international markets (which represent almost half of the Company’s total sales), or even a decrease in consumer confidence as a result of anticipated adverse changes in economic conditions, could cause consumers to forgo or to postpone purchasing new golf products. Such forgone or postponed purchases could have a material adverse effect upon the Company. The economic conditions in the United States, Japan, Europe, Korea and other countries are currently viewed by many as uncertain or troubled.

  Growth Opportunities

      Golf Clubs. In order for the Company to grow significantly its sales of golf clubs, the Company must either increase its share of the market for golf clubs or the market for golf clubs must grow. The Company already has a significant share of the worldwide premium golf club market and therefore opportunities for additional market share may be limited. The Company does not believe there has been any material increase in participation or the number of rounds played in 1999 and 2000. Furthermore, the Company believes that since 1997 the overall worldwide premium golf club market has generally not experienced substantial growth in dollar volume from year to year. There is no assurance that the overall dollar volume of the worldwide premium golf club market will grow, or that it will not decline, in the future. The Company’s future club sales growth therefore may be limited unless there is growth in the worldwide premium golf club market.

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

   Dependence on Energy Resources

      The Company’s golf club and golf ball manufacturing facilities use, among other resources, significant quantities of electricity to operate. The State of California is currently experiencing a shortage of electricity. Depending on weather conditions, the shortage may worsen during the late summer months when electricity usage and demand for electricity are at their peak. Many companies in California have experienced periods of blackouts during which electricity was not available. The Company has experienced one blackout period to date, and expects that it will experience additional blackout periods. The Company has taken certain steps to provide uninterruptible power supplies for its key operations, including the ball and club operations, and believes that these measures will mitigate any impact resulting from future blackouts. However, if the blackout periods are significant and the Company’s contingency plans are not effective, the Company could experience significant disruptions in its manufacturing operations because of blackout periods, which could have a material adverse effect upon the Company.

      Furthermore, market and regulatory imperfections are also causing extreme volatility in electricity prices. The Company has tried to mitigate fluctuations in electricity prices and lower its costs by entering into long-term contracts at fixed rates. In April 2001, the Company entered into a new long-term contract for electricity. To obtain a more favorable price and to assure adequate supplies during times of peak loads, the Company agreed to purchase a significantly greater supply of electricity than it expects to use in its business. The Company expects to be able to re-sell some or all of this excess supply and thereby reduce the net price of the electricity it uses in its business. If the Company is unable to re-sell a significant portion of such excess supply at favorable rates, the net cost of the electricity used in the Company’s business could increase significantly. Moreover, if the market price for electricity were to drop significantly during the term of the contract, and the Company was unable to revise its commitment, then the Company’s costs for electricity could be higher than its competitors’. Either scenario could have a significant adverse effect upon the Company’s results of operations. Furthermore, under current applicable accounting rules, the Company must each quarter recognize in earnings the change in the fair value of the electricity contract. Although the changes in the value of the contract result in non-cash charges, they could significantly affect the Company’s reported earnings.

      In addition to electricity, the Company also uses natural gas to run the golf club and golf ball manufacturing facilities. Until recently, there has been a shortage of natural gas which caused prices to increase significantly. Although the Company does not expect any interruptions in its supply of natural gas, if the prices continue to increase, such increased prices could have a significant adverse effect upon the Company’s cost of goods sold and results of operations.

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

      The Company uses United Parcel Service (“UPS”) for substantially all ground shipments of products to its U.S. customers. Any significant interruption in UPS services could have a material adverse effect upon the Company’s ability to ship its products to its customers. If there were any such interruption in its services, there is no assurance that the Company could engage alternative suppliers to ship its products in a timely and cost-efficient manner. Any significant interruption in UPS Services could have a material adverse effect upon the Company.

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

   Competition

      Golf Clubs. The worldwide market for premium golf clubs is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. New product introductions, price reductions and “close-outs” by competitors continue to generate increased market competition. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities, discounted pricing or new product introductions by competitors will not negatively impact the Company’s future sales.

      Golf Balls. The premium golf ball business is also highly competitive, and may be becoming even more competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated market share in excess of 50% of the premium golf ball business. There are also several recent entrants into the golf ball business, including Nike and Taylor Made. Many of these competitors have introduced or will introduce golf ball designs that directly compete with the Company’s products. Furthermore, as competition in this business increases, many of these competitors are discounting substantially the prices of their products. In order for its golf ball business to be successful, the Company will need to penetrate the market share held by existing competitors, while competing with the other new entrants, and must do so at prices that are profitable. There can be no assurance that the Company’s golf balls will obtain the market acceptance necessary to be commercially successful.

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

      Currently, all of the Company’s products are believed to be “conforming” under the Rules of Golf as published by the R&A. In addition, all of the Company’s products with the exception of the Company’s ERC II (and ERC II Pro Series) Forged Titanium Driver are believed to be “conforming” under the Rules of

Golf as published by the USGA and RCGA. Although the ERC II Drivers conform to all existing R&A equipment rules, and most existing USGA and RCGA equipment rules, they do not conform to the USGA’s so-called “spring-like effect” test protocol. There is no assurance that new designs will satisfy USGA and/or R&A standards, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company’s products. For example, if the R&A were to reverse its current position and rule that the ERC II Drivers are non-conforming under the Rules of Golf as published by the R&A, then the Company believes its sales of the ERC II Drivers in the Company’s international markets would be significantly adversely affected.

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

      While the Company believes that this is the best strategy for the Company and its shareholders, and one that is good for the game of golf as well, the strategy has proven to be risky. The USGA has vigorously and openly opposed the sale or use of the ERC II Driver. On December 8, 2000, the USGA announced that scores in rounds played with clubs that do not conform to USGA rules, such as the ERC II Forged Titanium Driver, may not be posted for USGA handicap purposes. That position has been reinforced by further announcements by the USGA. A significant number of U.S. retailers have declined to carry the ERC II Driver, and that number could grow. It also appears at this time that a significant number of U.S. golfers may decide that they do not wish to purchase a driver that may not be used in competitions in the U.S. played subject to USGA rules or that may not be used for handicap purposes. Retailer and/or consumer backlash against the introduction of a non-conforming product has hurt sales of ERC II Drivers in the U.S., and may injure sales of other, conforming products, or otherwise damage the brand. These negative effects will materially reduce U.S. sales of ERC II Drivers and other products in 2001 and in future years, and could even negatively affect in a material way the strength of the brand and the Company’s business overseas despite the fact that the ERC II Drivers fully conform with the R&A’s Rules. On the other hand, if the Company is correct in its belief that there are a large number of American golfers who do not play in tournaments subject to the USGA’s Rules and who are prepared to purchase an exceptional non-conforming driver for use in recreational play, and/or the Company’s strategy is successful over time in attracting more people to the game of golf in the U.S., then the beneficial effects could be significant.

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

      Golf Clubs. Many professional golfers throughout the world use the Company’s golf clubs even though they are not contractually bound to do so and do not grant any endorsement to the Company. The Company previously created cash pools that rewarded such usage. In 2001, the Company discontinued these pools, as it believes it is better to allocate these resources to other tour programs. In addition, many other companies are aggressively seeking the patronage of these professionals, and are offering many inducements, including specially designed products and significant cash rewards. In the past, the Company has experienced an exceptional level of club usage on the world’s major professional tours, and the Company has heavily advertised that fact. The Company’s lack of cash inducements for non-staff golfers could result in a decrease in usage of the Company’s clubs by professional golfers. While it is not clear to what extent professional usage contributes to retail sales, it is possible that a decline in the level of professional usage of the Company’s products could have a material adverse effect on the Company’s sales and business.

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

      Various patents have been issued to the Company’s competitors in the golf ball industry. As the Company develops its golf ball products, it attempts to avoid infringing valid patents or other intellectual property rights. Despite these attempts, it cannot be guaranteed that competitors will not assert and/or a court will not find that the Company’s golf balls infringe certain patent or other rights of competitors. If the Company’s golf balls are found to infringe on protected technology, there is no assurance that the Company would be able to obtain a license to use such technology, and it could incur substantial costs to redesign them and/or defend legal actions.

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

   Seasonality and Adverse Weather Conditions

      In the golf club and golf ball industries, sales to retailers are generally seasonal due to lower demand in the retail market during cold weather months. The Company’s golf club business has generally experienced these seasonal fluctuations and the Company expects this to continue generally for both its golf club and golf ball businesses. Furthermore, unusual or severe weather conditions generally result in less golf rounds played, which generally results in less demand for golf clubs and golf balls. Consequently, sustained adverse weather conditions, especially during the warm weather months, could materially affect the Company’s sales. The Company believes that overall in the Company’s principal markets during the first half of 2001 there was unusually adverse weather, which may have affected retail sales of the Company’s products and made the Company’s customers reluctant to re-order in quantity. If such reluctance were to continue, the Company’s sales for the remainder of the year would be materially adversely affected.

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

   International Distribution and Foreign Currency Fluctuations

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

      Additionally, the Company’s operation of foreign distribution increases the Company’s exposure to fluctuations in exchange rates for various foreign currencies which could result in losses and, in turn, could adversely impact the Company’s results of operations. The Company’s results for the first half of 2001 were significantly affected negatively by the strength of the U.S. dollar versus other foreign currencies as compared to the prior year. Continued weakness in such foreign currencies during the remainder of 2001 would have a significant negative effect upon the Company.

      The Company tries to mitigate its exposure to foreign currency fluctuations by engaging in certain hedging activities. The Company’s hedges reduce, but do not eliminate, the adverse affects of such foreign currency fluctuations on the Company’s results of operations. For example, the Company successfully entered into hedges for certain transactions it anticipated to occur during the first half of 2001. These hedging activities mitigated the negative effects of foreign currency fluctuations on the hedged transactions that occurred during such period. However, despite the Company’s hedging activities, as compared to the first half of 2000, fluctuations in foreign currency exchange rates adversely impacted first half 2001 net sales by approximately $22.1 million, as measured by applying first half 2000 exchange rates to first half 2001 net sales. If it were not for the Company’s hedging activities, the adverse foreign currency effects would have been greater. There can be no assurance to what extent the Company might be able to mitigate its future exposure to fluctuations in foreign currency through its management of foreign currency transactions. (See below Item 3, Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Fluctuations).

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

   Information Systems

      All of the Company’s major operations, including manufacturing, distribution, sales and accounting, are dependent upon the Company’s information computer systems. Any significant disruption in the operation of such systems could have a significant adverse effect upon the Company’s ability to operate its business. Although the Company has taken steps to mitigate the effect of any such disruptions, there is no assurance that such steps would be adequate in a particular situation. Consequently, a significant or extended disruption in the operation of the Company’s information systems could have a material adverse effect upon the Company’s operations and therefore financial performance and condition.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

      The Company uses derivative financial instruments for hedging purposes and to manage its exposure to changes in foreign exchange rates and electricity prices. Transactions involving these financial instruments are with credit-worthy firms and major exchanges. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from its credit facilities and accounts receivable securitization arrangement. (See above Certain Factors Affecting Callaway Golf Company — International Distribution and Foreign Currency Fluctuations).

   Foreign Currency Fluctuations

      The Company is exposed to the impact of foreign currency fluctuations due to its international operations and certain export sales. The Company is exposed to both transactional currency/ functional currency and functional currency/ reporting currency exchange rate risks. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in the value of foreign currencies. Pursuant to its foreign exchange hedging policy, the Company may use forward foreign currency exchange rate contracts to hedge certain firm commitments and the related receivables and payables. During the six months ended June 30, 2001, the Company entered into such contracts on behalf of two of its wholly-owned subsidiaries, Callaway Golf Europe Ltd. and Callaway Golf K.K. The effect of this practice is to minimize variability in the Company’s operating results arising from foreign exchange rate movements. These foreign exchange contracts generally do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the transactions being hedged, and the Company does not engage in hedging contracts which exceed the amounts of these transactions.

      Also pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to the extent considered necessary to meet the Company’s objectives. The Company does not enter into forward contracts for speculative purposes. The Company’s foreign currency exposures include most European currencies, Japanese yen, Canadian dollars, Korean won, Australian dollars, and New Zealand dollars.

      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2001 through its derivative financial instruments.

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

      The estimated maximum one-day loss in earnings from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $3.9 million at June 30, 2001. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

   Electricity Price Fluctuations

      The Company entered into a derivative commodity instrument to manage its exposure to the impact of electricity price fluctuations. The contract is a long-term fixed price physical delivery contract, which allows the Company greater predictability of energy costs and security in the supply of electricity in a volatile California energy market. This derivative commodity instrument is carried at fair value pursuant to requirements of SFAS No. 133. Therefore, fluctuations in the market price of electricity will directly affect the carrying value of the contract. At June 30, 2001, the change in fair value of the outstanding derivative commodity instrument that would be expected from a ten percent adverse price change is $3.0 million. The fair value of the derivative commodity instrument is estimated based on present value adjusted quoted market prices as further discussed in Note 10 to the Consolidated Condensed Financial Statements. Price changes were calculated by assuming a ten percent adverse price change regardless of term or historical relationship between the contract price of the instrument and the underlying commodity price.

   Interest Rate Fluctuations

      Additionally, the Company is exposed to interest rate risk from its Amended Credit Agreement, Japanese credit facilities and Accounts Receivable Facility (see Notes 4 and 5 to the Company’s Consolidated Condensed Financial Statements) which are indexed to the LIBOR, TIBOR and Redwood Receivables Corporation Commercial Paper Rate. No amounts were advanced or outstanding under these facilities at June 30, 2001.

      Notes 4 and 5 to the Consolidated Condensed Financial Statements outline the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

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

      On April 6, 2001, a complaint was filed against Callaway Golf Company and Callaway Golf Sales Company (collectively, the “Company”), in the Circuit Court of Sevier County, Tennessee, Case No. 2001-241-IV. The complaint seeks to assert a class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased selected Callaway Golf products on or after March 30, 2000. Specifically, the complaint alleges that the Company adopted a New Product Introduction Policy governing the introduction of certain of the Company’s new products in violation of Tennessee and Kansas antitrust and consumer protection laws. The plaintiff is seeking damages, restitution and punitive damages.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2001. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

Item 2.   Changes in Securities and Use of Proceeds

      None

Item 3.   Defaults Upon Senior Securities

      None

Item 4.   Submission of Matters to a Vote of Security Holders

      On May 2, 2001, the Company held its 2001 Annual Meeting of Shareholders. Ely Callaway, William C. Baker, Vernon E. Jordan, Jr., Yotaro Kobayashi, Aulana L. Peters, Richard L. Rosenfield and Charles J. Yash were elected to the Board of Directors.

      The voting results for the election of directors are as follows:

Name	Votes For	Votes Withheld

Ely Callaway	65,632,902	1,607,833

William C. Baker	65,628,716	1,612,019

Vernon E. Jordan, Jr.	65,399,144	1,841,591

Yotaro Kobayashi	65,629,681	1,611,054

Aulana L. Peters	65,003,016	2,237,719

Richard L. Rosenfield	65,634,618	1,606,117

Charles J. Yash	65,612,409	1,628,326

      On May 31, 2001, Mr. Yash left the Company and in connection with his departure resigned from the Board of Directors. Mrs. Peters resigned from the Board of Directors on June 6, 2001. Mr. Callaway passed away on July 5, 2001. Ronald A. Drapeau, who is Mr. Callaway’s successor as President and Chief Executive Officer of the Company, was appointed to the Board of Directors effective as of June 7, 2001. Also effective as of June 7, 2001, Ronald S. Beard was appointed to the Company’s Board of Directors.

Item 5.   Other Information

      None

Item 6.   Exhibits and Reports on Form 8-K

      a. Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “Commission”) on July 1, 1999 (file no. 1-10962).
3.2	Bylaws, incorporated herein by this reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).
10.50	Master Energy Purchase and Sale Agreement, and related Confirmation Letter, each entered into as of April 12, 2001, by and between Enron Energy Services, Inc. and the Company.(†)
10.51	Resignation and Consulting Agreement with Mutual Releases, entered into as of May 31, 2001, by and between the Company and Charles J. Yash.(†)
10.52	Release by Charles J. Yash effective May 31, 2001.(†)
10.53	Executive Officer Employment Agreement, entered into as of June 1, 2001, by and between the Company and Robert Penicka.(†)

(†)	Included with this Report.

      b. Reports on Form 8-K

      Form 8-K, dated May 15, 2001, reporting the issuance of a press release of even date therewith, which press release was captioned, “Ron Drapeau Appointed President and CEO of Callaway Golf as Ely Callaway Announces Retirement; Founder Remains as Chairman of the Board.”

      Form 8-K, dated June 6, 2001, reporting the issuance of a press release of even date therewith, which press release was captioned, “Callaway Golf Announces Resignation of Chuck Yash.” The Form 8-K also reported the issuance of separate press releases dated June 8, 2001 captioned, “Callaway Golf See Revised Revenue Growth of 5% in First Half of 2001” and “Callaway Golf Appoints Two New Directors.”

      Form 8-K, dated June 15, 2001, reporting that the Company notified PricewaterhouseCoopers LLP (“PwC”) that the Board of Directors, upon recommendation of the Audit Committee, approved the dismissal of PwC as the Company’s independent auditors effective June 18, 2001. The Current Report on Form 8-K also reported that the Board of Directors approved the appointment effective as of June 18, 2001 of the firm Arthur Andersen LLP to serve as the Company’s independent auditors for fiscal year 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY

Bradley J. Holiday
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.50	Master Energy Purchase and Sale Agreement, and related Confirmation Letter, each entered into as of April 12, 2001, by and between Enron Energy Services, Inc. and the Company.(†)
10.51	Resignation and Consulting Agreement with Mutual Releases, entered into as of May 31, 2001, by and between the Company and Charles J. Yash.(†)
10.52	Release by Charles J. Yash effective May 31, 2001.(†)
10.53	Executive Officer Employment Agreement, entered into as of June 1, 2001, by and between the Company and Robert Penicka.(†)

(†)	Included with this Report.