Form 10-Q
period 2001-09-30
CALLAWAY GOLF CO /CA
filed 2001-11-14
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of October 31, 2001 was 77,872,623.

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
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 3.2
EXHIBIT 10.54
EXHIBIT 10.55

CALLAWAY GOLF COMPANY

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,807	$102,596
Marketable securities	63,685	—
Accounts receivable, net (Note 6)	97,032	58,836
Inventories, net	145,261	133,962
Deferred taxes	23,749	29,354
Other current assets	10,478	17,721

Total current assets	383,012	342,469
Property, plant and equipment, net	132,057	134,712
Intangible assets, net	123,395	112,824
Other assets	37,104	40,929

	$675,568	$630,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$53,883	$44,173
Accrued employee compensation and benefits	33,368	22,574
Accrued warranty expense	36,179	39,363
Income taxes payable	—	3,196

Total current liabilities	123,430	109,306
Long-term liabilities	26,081	9,884
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2001 and December 31, 2000	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 82,585,873 and 78,958,963 issued at September 30, 2001 and December 31, 2000, respectively	826	790
Paid-in capital	345,373	347,765
Unearned compensation	(326)	(1,214)
Retained earnings	402,475	349,681
Accumulated other comprehensive income	(6,304)	(6,096)
Less: Grantor Stock Trust held at market value, 10,914,690 shares and 5,300,000 shares at September 30, 2001 and December 31, 2000, respectively	(136,240)	(98,713)
Less: Common Stock held in treasury, at cost, 4,659,900 shares and 4,815,241 shares at September 30, 2001 and December 31, 2000, respectively	(79,747)	(80,469)

Total shareholders’ equity	526,057	511,744

	$675,568	$630,934

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2001		2000		2001		2000

Net sales	$195,848	100%	$208,081	100%	$710,868	100%	$695,409	100%
Cost of goods sold	100,824	51%	106,050	51%	347,001	49%	360,606	52%

Gross profit	95,024	49%	102,031	49%	363,867	51%	334,803	48%
Operating expenses:
Selling	45,281	23%	41,066	20%	152,658	21%	131,806	19%
General and administrative	17,473	9%	20,683	10%	57,909	8%	55,804	8%
Research and development	8,025	4%	9,899	5%	25,402	4%	26,248	4%

Income from operations	24,245	12%	30,383	15%	127,898	18%	120,945	17%
Other (expense) income, net	(12,708)		2,689		(15,335)		6,415

Income before provision for income taxes and cumulative effect of accounting change	11,537	6%	33,072	16%	112,563	16%	127,360	18%
Provision for income taxes	5,018		13,017		44,994		50,018

Income before cumulative effect of accounting change	6,519	3%	20,055	10%	67,569	10%	77,342	11%
Cumulative effect of accounting change	—		—		—		(957)

Net income	$6,519	3%	$20,055	10%	$67,569	10%	$76,385	11%

Earnings per common share:
Basic
Income before cumulative effect of accounting change	$0.09		$0.29		$0.96		$1.10
Cumulative effect of accounting change	—		—		—		(0.01)

Net income	$0.09		$0.29		$0.96		$1.09

Diluted
Income before cumulative effect of accounting change	$0.09		$0.29		$0.92		$1.07
Cumulative effect of accounting change	—		—		—		(0.01)

Net income	$0.09		$0.29		$0.92		$1.06

Weighted average shares used in earnings per share computations:
Basic	69,744		69,237		70,365		70,372
Diluted	72,611		70,203		73,231		71,786
Dividends paid per share	$0.07		$0.07		$0.21		$0.21

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income	$67,569	$76,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,595	30,507
Loss on disposal of assets	1,827	338
Non-cash compensation	355	1,790
Tax benefit from exercise of stock options	13,844	5,043
Net non-cash energy derivative losses	19,922	—
Net non-cash foreign currency hedging gains	(4,418)	—
Deferred taxes	7,950	2,504
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(44,052)	(36,837)
Inventories, net	(12,593)	(11,064)
Other assets	1,303	789
Accounts payable and accrued expenses	9,549	2,707
Accrued employee compensation and benefits	10,899	8,302
Accrued warranty expense	(3,184)	3,497
Income taxes payable	5,138	13,044
Accrued restructuring cost-long term	—	(1,379)
Other liabilities	(7,123)	(544)

Net cash provided by operating activities	94,581	95,082

Cash flows from investing activities:
Investment in marketable securities	(63,123)	—
Business acquisitions, net of cash acquired	(1,541)	(440)
Capital expenditures	(24,657)	(21,130)
Proceeds from sales of property and equipment	4,629	190

Net cash used in investing activities	(84,692)	(21,380)

Cash flows from financing activities:
Issuance of Common Stock	46,934	21,284
Dividends paid	(14,775)	(15,101)
Acquisition of Treasury Stock	(99,922)	(71,521)
Other financing activities	(973)	1,268

Net cash used in financing activities	(68,736)	(64,070)

Effect of exchange rate changes on cash	(942)	(609)

Net (decrease) increase in cash and cash equivalents	(59,789)	9,023
Cash and cash equivalents at beginning of period	102,596	112,602

Cash and cash equivalents at end of period	$42,807	$121,625

Non-cash financing and investing activities:
Issuance of note payable for acquisition of intangible assets	$6,702	$—
Cancellation of restricted common stock	$837	$—
Common stock issued for acquisition of intangible assets	$516	$—
Unrealized gain on marketable securities	$562	$—

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

						Accumulated
	Common Stock					Other		Treasury Stock
			Paid-in	Unearned	Retained	Comprehensive					Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income	GST	Shares	Amount	Total	Income

Balance, December 31, 2000	78,959	$790	$347,765	$(1,214)	$349,681	$(6,096)	$(98,713)	(4,815)	$(80,469)	$511,744	$—

Exercise of stock options	3,331	33	41,280	—	—	—	—	—	—	41,313	—
Cancellation of Restricted Common Stock	(27)	—	(837)	837	—	—	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	13,844	—	—	—	—	—	—	13,844	—
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(5,722)	(99,922)	(99,922)	—
Compensatory stock and stock options	—	—	304	51	—	—	—	—	—	355	—
Employee stock purchase plan	283	3	2,244	—	—	—	3,374	—	—	5,621	—
Shares issued for intangible assets	40	—	(129)	—	—	—	—	40	645	516	—
Cash dividends paid	—	—	—	—	(14,775)	—	—	—	—	(14,775)	—
Addition to GST	—	—	(9,717)	—	—	—	(90,282)	5,837	99,999	—	—
Adjustment of GST shares to market value	—	—	(49,381)	—	—	—	49,381	—	—	—	—
Foreign currency translation	—	—	—	—	—	(1,651)	—	—	—	(1,651)	(1,651)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	881	—	—	—	881	881
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	562	—	—	—	562	562
Net income	—	—	—	—	67,569	—	—	—	—	67,569	67,569

Balance, September 30, 2001	82,586	$826	$345,373	$(326)	$402,475	$(6,304)	$(136,240)	(4,660)	$(79,747)	$526,057	$67,361

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

      The accompanying financial information for the three and nine months ended September 30, 2001 and 2000 has been prepared by Callaway Golf Company (the “Company”) and has not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.

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

2.  Reclassifications and Recent Accounting Pronouncements

      In the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) with an effective date of January 1, 2000. SAB No. 101 summarizes the Securities and Exchange Commission’s (“SEC”) Division of Corporation Finance Staff’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company’s Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2000 have been adjusted from amounts previously reported in the prior year Form 10-Q filed with the SEC to reflect the application of SAB No. 101. Accordingly, net sales, cost of goods sold and provision for income taxes have been increased by $2,141,000, $939,000 and $475,000, respectively, for the three months ended September 30, 2000 from amounts previously reported. For the nine months ended September 30, 2000, net sales, cost of goods sold and provision for income taxes have been reduced by $9,379,000, $4,178,000 and $2,040,000, respectively, from amounts previously reported. The cumulative effect of accounting change on periods prior to 2000 was $957,000 and is included in the Consolidated Condensed Statements of Operations for the nine months ended September 30, 2000.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 requires the use of a non-amortization approach to account for goodwill and other intangible assets with indefinite lives. Goodwill and other intangible assets with indefinite lives existing at June 30, 2001 will no longer be amortized effective January 1, 2002. Goodwill and other intangible assets with indefinite lives acquired on or after July 1, 2001 will follow the non-amortization approach under SFAS No. 142. Under the non-amortization approach, goodwill and other intangible assets with indefinite lives will be tested for impairment, rather than being amortized to earnings. In addition, SFAS No. 142 requires that acquired intangible assets be separately identified and amortized over their individual useful lives. The Company will be required to adopt these statements beginning January 1, 2002. Based on the Company’s current carrying value of goodwill and intangible assets at September 30, 2001, unamortized goodwill, intangible assets with indefinite lives, and other intangible asset balances are expected to be approximately $17.0 million, $88.6 million, and $15.9 million, respectively, at December 31, 2001. In

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

accordance with SFAS No. 142, the goodwill and other intangible assets with indefinite lives that were being amortized over periods ranging from five to 40 years will follow the non-amortization approach after January 1, 2002.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121’s fundamental provisions for (a) recognition/ measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/ reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30 for segments of a business to be disposed of but retains APB Opinion No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for the Company beginning January 1, 2002. The Company does not expect that SFAS No. 144 will have a material effect on its results of operations and financial position.

3.  Marketable Securities

      The Company classifies its marketable securities as available-for-sale. These securities are recorded at fair market value based on quoted market prices, with unrealized gains and losses reported in shareholders’ equity as a component of “Accumulated other comprehensive income.” Gains and losses on securities sold are determined based on the specific identification method and are included in “other income (expense), net.”

4.  Inventories

      Inventories are summarized below (in thousands):

	September 30,	December 31,
	2001	2000

	(Unaudited)
Raw materials	$65,390	$56,936
Work-in-process	1,894	1,293
Finished goods	84,632	83,453

	151,916	141,682
Less reserve for obsolescence	(6,655)	(7,720)

	$145,261	$133,962

5.  Bank Lines of Credit

      The Company has a revolving credit facility of up to $120.0 million (the “Amended Credit Agreement”). The Amended Credit Agreement is secured by substantially all of the assets of the Company and expires in February 2004. The Amended Credit Agreement bears interest at the Company’s election at the London Interbank Offering Rate (“LIBOR”) plus a margin or the higher of the base rate on corporate loans at large U.S. money center commercial banks (prime rate) or the Federal Funds Rate plus 50 basis points. The Amended Credit Agreement requires the Company to maintain certain minimum financial ratios including a fixed charge coverage ratio, as well as other restrictive covenants. As of September 30, 2001, up to $119.5 million of the credit facility remained available for borrowings (including a reduction of $0.5 million for outstanding letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

      The Company previously reported that its Japanese subsidiary had two separate credit facilities with an aggregate commitment of 2.5 billion yen (approximately $20.9 million at September 30, 2001). As of September 30, 2001, the Company had no borrowings under these credit facilities. Effective October 22, 2001, the Company cancelled these facilities.

6.  Accounts Receivable Securitization

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

      Under the Accounts Receivable Facility, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of September 30, 2001, no amount was outstanding under the Accounts Receivable Facility. Fees incurred in connection with this facility for each of the three and nine month periods ended September 30, 2001 were $75,000 and $227,000, respectively, and for the three and nine months ended September 30, 2000 were $76,000 and $228,000, respectively. These fees were recorded in “other (expense) income, net.”

7.  Earnings Per Share

      A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2001 and 2000 is presented below.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

		(Unaudited)
Weighted-average shares outstanding (in thousands):
Weighted-average shares outstanding — Basic	69,744	69,237	70,365	70,372
Dilutive securities	2,867	966	2,866	1,414

Weighted-average shares outstanding — Diluted	72,611	70,203	73,231	71,786

      For the three months ended September 30, 2001 and 2000, options outstanding totaling 10,336,000, and 9,722,000, respectively, were excluded from the calculations, as their effect would have been antidilutive. For the nine months ended September 30, 2001 and 2000, options outstanding totaling 6,254,000 and 9,051,000, respectively, were excluded from the calculations, as their effect would have been antidilutive.

8.  Commitments and Contingencies

      As part of a comprehensive strategy to ensure the uninterrupted supply of energy while capping electricity costs in the volatile California energy market, the Company entered into a long-term energy supply contract at a fixed rate for a delivery term defined as June 1, 2001 through May 31, 2006 (see Note 11). To obtain a more favorable price and to assure adequate supplies during times of peak loads, the Company agreed to purchase a

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

greater supply of electricity than it expects to use in its business. The Company expects to sell some or all of this excess supply based on energy market conditions. The total purchase price over the remaining contract term is approximately $40.6 million.

      At September 30, 2001, the Company was contingently liable for lease payments relating to a facility in New York City totaling $3.8 million. This contingency is the result of the assignment of an operating lease to a third party and expires in February 2003.

      As discussed in more detail in the Company’s prior filings with the Securities and Exchange Commission, on July 24, 2000, Bridgestone Sports Co., Ltd. (“Bridgestone”) filed a complaint for patent infringement in the United States District Court for the Northern District of Georgia, Civil Action No. 00-CV-1871, against Callaway Golf Company, Callaway Golf Ball Company (collectively “Callaway Golf”), and a golf retailer located in Georgia (the “U.S. Action”). On October 13, 2000, Bridgestone and the retailer defendant entered into a consent judgment discontinuing the action against the retailer. On December 14, 2000, Bridgestone filed an action in the Tokyo, Japan District Court asserting patent infringement against Callaway Golf’s wholly-owned subsidiary, Callaway Golf K.K., based on its sale of Rule 35® SoftfeelTM golf balls in Japan (the “Japan Action”). On October 9, 2001, the Company and Bridgestone announced that they have signed a golf ball patent license agreement permitting the Company to use a number of Bridgestone’s three piece golf ball patents worldwide. As a result of such license agreement, the U.S. Action and Japan Action were dismissed.

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

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas Inc., d/b/a MaxFli (“MaxFli”), for infringement of a golf ball aerodynamics patent owned by the Company. On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that a former MaxFli employee now working for the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. MaxFli is seeking damages in an unspecified amount and injunctive relief.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of September 30, 2001. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

9.  Restructuring

      In 1998, the Company recorded a restructuring charge of $54.2 million resulting from a number of cost reduction actions and operational improvements. During 1999, the Company completed its restructuring initiatives. During the three and nine month periods ended September 30, 2000, the Company paid $0.3 million and $1.4 million, respectively, related to its restructuring obligations, primarily rents associated

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

with its former New York City facility (see Note 8). During the quarter ended September 30, 2000, the restructuring reserve balance was fully depleted.

10.  Segment Information

      The Company’s operating segments are organized on the basis of products and include golf clubs and golf balls. The Golf Clubs segment for the periods indicated below consists of Callaway Golf® titanium and stainless steel metal woods and irons, Callaway Golf® and Odyssey® putters and wedges, and related accessories. The Golf Balls segment consists of golf balls that are designed, manufactured, marketed and distributed by the Company. The table below contains information utilized by management to evaluate its operating segments for the interim periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

(In thousands)		(Unaudited)
Net sales
Golf clubs	$183,604	$196,977	$666,162	$667,662
Golf balls	12,244	11,104	44,706	27,747

	$195,848	$208,081	$710,868	$695,409

Income (loss) before provision for income taxes and cumulative effect of accounting change
Golf clubs	$40,770	$53,053	$183,361	$195,238
Golf balls	(3,592)	(10,154)	(13,501)	(38,145)
Reconciling items(1)	(25,641)	(9,827)	(57,297)	(29,733)

	$11,537	$33,072	$112,563	$127,360

Additions to long-lived assets
Golf clubs	$5,394	$4,446	$17,628	$17,717
Golf balls	1,169	516	14,247	3,413

	$6,563	$4,962	$31,875	$21,130

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

  Energy Derivative

      During the second quarter of 2001, the Company entered into a long-term, fixed-price, fixed-capacity, energy supply contract as part of a comprehensive strategy to ensure the uninterrupted supply of energy while capping electricity costs in the volatile California energy market. The contract is effective through May 2006. As of September 30, 2001, this derivative did not qualify for hedge accounting treatment under SFAS No. 133. The Company recognized the changes in the fair value of the contract currently in earnings. The fair value of the contract as of September 30, 2001 was estimated based on market prices of electricity for the remaining period covered by the contract. The net differential between the contract price and market prices for future periods has been applied to the volume stipulated in the contract to arrive at an estimated future value. This estimated future value was discounted at rates commensurate with the Company’s estimation of contract performance risk. In addition, the contract extends beyond 13 months into the future and the market for electricity in California beyond the 13-month horizon is unpredictable and published market quotations are not available. The Company has relied upon near-term market quotations and other market information to determine fair value estimates. For the three and nine months ended September 30, 2001, the Company recorded $12.2 million and $19.9 million of unrealized losses related to the energy derivative in “other (expense) income, net.”

   Foreign Currency Exchange Contracts

      During the three and nine months ended September 30, 2001, the Company entered into forward foreign currency exchange rate contracts to hedge payments due on intercompany transactions from certain wholly-owned foreign subsidiaries and on certain euro-denominated accounts receivable. The effect of this practice is to minimize variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset the losses and gains on the transactions being hedged, and the Company does not engage in hedging contracts which exceed the amount of the intercompany transactions. At September 30, 2001, the Company had approximately $43.6 million of foreign exchange contracts outstanding. The contracts mature between October 2001 and January 2002. Gains and losses on the contracts are recorded in income. The net realized and unrealized losses and gains from foreign exchange contracts for the three and nine months ended September 30, 2001 totaled approximately $1.2 million of losses and $2.6 million of gains, respectively. For the three and nine months ended September 30, 2000, net realized and unrealized gains totaled $2.2 million and $4.6 million, respectively.

      During the fourth quarter of 2000 and during the nine months ended September 30, 2001, the Company utilized forward foreign currency exchange rate contracts to hedge cash flows associated with forecasted intercompany sales of inventory. These forward contracts are accounted for as cash flow hedges. The Company only hedges transactions that it deems to be more likely than not to occur. During 2000 and 2001, the Company hedged only those transactions forecasted to occur by December 31, 2001 and September 30, 2002, respectively. As of September 30, 2001, the Company had approximately $66.6 million of cash flow hedges outstanding. The Company assesses the effectiveness of these derivatives using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of “other (expense) income, net.” Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedging item and the hedging instrument are evaluated using the same spot rate, the Company anticipates hedges of anticipated intercompany inventory sales to be highly effective. The effectiveness of each derivative is assessed monthly. During the three and nine months ended September 30, 2001, a gain of

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

$575,000 and $1.3 million, respectively, was recorded in “other (expense) income, net” representing the ineffective portion of the Company’s derivative instruments.

      The effective portion of the fair value of the derivatives is deferred on the balance sheet in other comprehensive income (“OCI”), a component of “Accumulated other comprehensive income.” Amounts recorded in OCI will be released to earnings in the same period that the hedged transaction will impact the Company’s consolidated earnings. This transaction date is assumed to occur when the underlying sale of product to a third party occurs. At September 30, 2001, $217,000 of deferred net loss is expected to be reclassified into earnings within the next twelve months. During the three and nine months ended September 30, 2001, no gains or losses were reclassified into earnings as a result of discontinuance of any cash flow hedges.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also Important Notice on inside cover of this report.

Results of Operations

Prior Period Financial Statements

      Prior period amounts have been restated to reflect the Company’s current year presentation including the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). The Company adopted SAB No. 101 in the fourth quarter of 2000 with an effective date of January 1, 2000. As a result of the adoption of SAB No. 101, the Company adjusted amounts previously reported in the prior year Form 10-Q. See Note 2 to the Consolidated Condensed Financial Statements for further detail.

Three-Month Periods Ended September 30, 2001 and 2000

      Net sales decreased 6% to $195.8 million for the three months ended September 30, 2001 compared to $208.1 million for the comparable period in the prior year. Both unit and dollar sales of irons and metal woods decreased in the third quarter of 2001 as compared to the third quarter of 2000. Sales of metal woods decreased by $15.7 million (16%) in the third quarter of 2001 compared to the same quarter a year earlier. Sales of the Company’s iron products decreased by $1.1 million (2%) in the quarter ended September 30, 2001 compared to the same quarter of 2000. The decrease in sales of woods and irons primarily represents a decline in sales of Steelhead Plus® Stainless Steel metal woods, ERC® Forged Titanium Drivers, and SteelheadTM X-14® Stainless Steel Irons, all of which were introduced in January 2000. This decrease was expected as the Company’s products generally sell better in their first year after introduction. The decrease in sales of irons and metal woods was partially offset by the growth in the Company’s putters, accessories, and other sales and golf ball sales, which increased by $3.4 million (13%) and $1.1 million (10%), respectively, in the current quarter compared to the third quarter of 2000. The Company believes that the overall decline in net sales was largely due to a decline in the number of golf rounds played, aggressive competitive pricing, economic concerns among retailers and consumers, and the United States Golf Association’s actions in the United States against the Big Bertha® ERC® II Driver. The strength of the U.S. dollar in relation to other foreign currencies also had an adverse effect upon the Company’s net sales for the third quarter of 2001 as compared to the third quarter of 2000. As compared to the third quarter of 2000, fluctuations in foreign currency exchange rates adversely impacted third quarter 2001 net sales by approximately $7.9 million, as measured by applying third quarter 2000 exchange rates to third quarter 2001 net sales.

      Sales in the United States decreased $5.1 million (5%) to $102.6 million during the third quarter of 2001 versus the third quarter of 2000. Overall, the Company’s sales in regions outside of the United States decreased $7.2 million (7%) to $93.2 million during the third quarter of 2001 versus the same quarter of 2000. Had exchange rates for the third quarter of 2001 been the same as the third quarter 2000 exchange rates, overall sales in regions outside of the United States would have been approximately 8% higher than reported. Sales in Japan decreased $2.0 million (5%) in the third quarter of 2001 to $33.9 million as compared to the same period in the prior year. Sales in Europe decreased $0.8 million (3%) in the third quarter of 2001 to $27.7 million as compared to the same period in the prior year. Sales in Rest of Asia (including Korea) decreased $4.5 million (20%) to $17.8 million as compared to the third quarter of 2000 and sales in the regions comprising Rest of World decreased $0.9 million (16%) to $4.4 million in the third quarter of 2001 as compared with the third quarter of 2000. Sales in Canada increased $0.2 million (4%) to $6.8 million as compared to the third quarter of 2000 and sales in Australia increased $0.8 million (42%) to $2.6 million during the third quarter of 2001 as compared to the third quarter of 2000. The Company acquired its distribution rights in Australia, Italy, Portugal, and Spain in the first quarter of 2001 and therefore began selling directly to retailers rather than a third party distributor.

      For the third quarter of 2001, gross profit decreased to $95.0 million from $102.0 million in the third quarter of 2000, and was flat as a percentage of net sales at 49%. Although the Company’s gross profit percentage was negatively impacted by an unfavorable shift in club product mix, such impact was offset by a reduction in the Company’s warranty expense as a percent of net sales and improved golf ball product margins associated with increased sales volume and an increase in plant utilization and production yields.

      Selling expenses in the third quarter of 2001 increased to $45.3 million from $41.1 million in the comparable period of 2000, or 23% and 20% of net sales, respectively. This dollar increase was primarily due to demand creation initiatives and higher marketing costs.

      General and administrative expenses decreased to $17.5 million in the third quarter of 2001 from $20.7 million in the comparable period of 2000, or 9% and 10% of net sales, respectively. This dollar decrease is mainly attributable to decreases in employee, depreciation, and bad debt expenses, partially offset by higher legal expenses and severance charges recorded in the third quarter of 2001.

      Research and development expenses decreased to $8.0 million in the third quarter of 2001 from $9.9 million in the third quarter of 2000, or 4% and 5% of net sales, respectively. This dollar decrease resulted primarily from decreased employee costs and depreciation expenses.

      Other expenses totaled $12.7 million in the third quarter of 2001 as compared to other income of $2.7 million in the third quarter of 2000. The $15.4 million of additional expense is primarily attributable to unrealized losses of $12.2 million associated with the valuation of a long-term energy supply contract, a reduction in interest income of $2.5 million, realized losses of $1.0 million generated from the sale of the Company’s excess energy supply, and a $0.3 million decrease in licensing fees, partially offset by a $0.5 million increase in foreign currency transaction gains and a $0.1 million increase in other income.

      Third quarter 2001 net income declined 67% to $6.5 million from $20.1 million in the comparable period of the prior year. Third quarter 2001 diluted earnings per share decreased 69% to $0.09 from $0.29 in the same period last year. During the quarter ended September 30, 2001, the Company recorded a non-cash expense of $7.8 million after-tax or $0.11 per diluted share, as a result of the change in market value of the Company’s energy supply contract. Excluding this non-cash energy supply contract charge, the Company’s net income decreased 28% to $14.3 million and diluted earnings per share decreased 31% to $0.20.

Nine-Month Periods Ended September 30, 2001 and 2000

      For the nine months ended September 30, 2001, net sales increased $15.5 million, or 2%, to $710.9 million from $695.4 million in the comparable period of the prior year. The increase primarily represents an increase in sales of titanium metal woods, due to the worldwide launch of the new Big Bertha ERC II Driver and the new Big Bertha Hawk Eye® VFTTM Woods in October 2000. These products began shipping in significant quantities in the first quarter of 2001. In total, sales of metal woods increased by $28.1 million (8%) in the first nine months of 2001 compared to the comparable period of 2000. The increase in revenues was also the result of growth in the Company’s golf ball sales, which increased by $17.0 million (61%) in the first nine months of 2001 compared to the same period of 2000 and an increase in the Company’s putter, accessories, and other sales, which increased by $17.5 million (22%) in the nine months ended September 30, 2001 compared to the same period of 2000. These increases were offset in part by lower sales of the Company’s iron products. Sales of the Company’s irons declined by $47.2 million (18%) in the first nine months of 2001 compared to the same period a year earlier. The Company believes that net sales for the first nine months of 2001 were adversely affected by poor weather conditions earlier in the season, a persistent decline in the number of golf rounds played, aggressive competitive pricing, economic concerns among retailers and consumers, and the United States Golf Association’s actions in the United States against the Big Bertha ERC II driver. The strength of the U.S. dollar in relation to other foreign currencies also had a significant adverse effect upon the Company’s net sales for the first nine months of 2001 as compared to the first nine months of 2000. As compared to the first nine months of 2000, fluctuations in foreign currency exchange rates adversely impacted net sales for the first nine months of 2001 by approximately $30.0 million, as measured by applying exchange rates for the first nine months of 2000 to sales for the first nine months of 2001.

      Sales in the United States increased $14.0 million (4%) to $390.1 million during the first nine months of 2001 versus the first nine months of 2000. Overall, the Company’s sales in regions outside of the United States increased $1.5 million (.5%) to $320.8 million during the first nine months of 2001 versus the same period of 2000. Had exchange rates for the first nine months of 2001 been the same as the first nine months of 2000 exchange rates, overall sales in regions outside of the United States would have been approximately 9% higher. Sales in Japan increased $16.8 million (18%) in the first nine months of 2001 to $112.1 million as compared to the same period in the prior year. Sales in Europe decreased $9.1 million (8%) to $102.1 million in the first nine months of 2001 as compared with the first nine months of 2000. Sales in Rest of Asia (including Korea) decreased $10.2 million (15%) to $55.5 million as compared to the first nine months of 2000. Sales in Canada increased $0.9 million (3%) to $27.7 million and sales in the regions comprising the Rest of World increased $0.4 million (2%) to $15.5 million in the first nine months of 2001 versus the first nine months of 2000. Sales in Australia increased $2.7 million (50%) to $8.1 million in the first nine months of 2001 as compared to the same period in 2000. The Company acquired its distribution rights in Australia, Italy, Portugal, and Spain in the first quarter of 2001 and therefore began selling directly to retailers rather than a third party distributor.

      For the nine months ended September 30, 2001, gross margin increased to $363.9 million from $334.8 million in the comparable period of 2000, and as a percentage of net sales, increased to 51% from 48%. This improvement in gross margin is a result of a shift in club product mix away from lower yielding iron products to higher yielding wood products. The margin was also favorably affected by a reduction in the Company’s warranty expense as a percent of net sales during the nine month period ended September 30, 2001 as compared to the same period in 2000. Golf ball product margins improved in the first nine months of 2001 as compared to the first nine months of 2000, associated with increased sales volume and an increase in plant utilization and production yields.

      Selling expenses in the nine months ended September 30, 2001 increased to $152.7 million (21% of net sales) from $131.8 million (19% of net sales) in the comparable period of 2000. The dollar increase was primarily due to increased advertising and promotional expenses related to the Company’s new product launches, the rollout of the new fitting cart systems and store-in-store project, and other demand creation initiatives.

      General and administrative expenses in the first nine months of 2001 increased to $57.9 million (8% of net sales) from $55.8 million (8% of net sales) in the comparable period of 2000. The dollar increase is mainly attributable to higher employee compensation costs including severance charges and legal expenses combined with moving costs associated with the consolidation of operating facilities, partially offset by a decrease in depreciation and bad debt expenses.

      Research and development expenses in the nine months ended September 30, 2001 decreased to $25.4 million (4% of net sales) from $26.2 million (4% of net sales) in the comparable period of 2000. The dollar decrease resulted primarily from decreased depreciation expense and employee costs.

      Other expenses in the nine months ended September 30, 2001 totaled $15.3 million as compared to other income of $6.4 million in the comparable period of 2000. The $21.7 million of additional expense is primarily attributable to unrealized losses of $19.9 million associated with the valuation of a long-term energy supply contract, a decrease in net interest income of $4.1 million, and realized losses of $1.4 million generated from the sale of the Company’s excess energy supply, partially offset by a $1.8 million increase in foreign currency transaction gains, a $0.8 increase in licensing fees, and a $1.1 million increase in other income.

      Net income for the nine months ended September 30, 2001 decreased 12% to $67.6 million, compared to $76.4 million for the comparable period last year. Earnings per diluted share during the period, decreased 13% to $0.92 from $1.06 for the comparable period last year. During the first nine months of 2001, the Company recorded a non-cash expense of $14.2 million after-tax or $0.19 per diluted share, as a result of the change in market value of the Company’s energy supply contract. Excluding this non-cash energy supply contract charge, the Company’s net income for the nine months ended September 30, 2001 increased 7% to $81.8 million and diluted earnings per share increased 5% to $1.12.

Liquidity and Capital Resources

      At September 30, 2001, cash and cash equivalents decreased to $42.8 million from $102.6 million at December 31, 2000. This decrease for the nine month period ended September 30, 2001 primarily resulted from cash used in investing and financing activities of $84.7 million and $68.7 million, respectively, partially offset by cash provided by operating activities of $94.6 million. Cash flows used in investing activities are primarily attributable to the investment in marketable securities ($63.1 million) and capital expenditures ($24.7 million). Cash flows used in financing activities are primarily attributable to the acquisition of treasury stock ($99.9 million) and the payment of dividends ($14.8 million) partially offset by proceeds from the exercise of employee stock options and purchases under the employee stock purchase plan ($46.9 million).

      The Company’s principal source of liquidity, both on a short-term and long-term basis, has been cash flow provided by operations and the Company’s credit facilities. The Company currently expects this to continue. The Company has a revolving credit facility for up to $120.0 million (the “Amended Credit Agreement”) and an $80.0 million accounts receivable securitization facility (the “Accounts Receivable Facility”). During the first nine months of 2001, the Company did not utilize either its Accounts Receivable Facility or its line of credit under the Amended Credit Agreement. At September 30, 2001, the Company had $119.5 million available, net of outstanding letters of credit, under the Amended Credit Agreement, subject to meeting certain availability requirements under a borrowing base formula and other limitations. Also at September 30, 2001, there were no advances under the Accounts Receivable Facility, leaving up to $80.0 million available under this facility. See Notes 5 and 6 to the Consolidated Condensed Financial Statements for further detail.

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

      In August 2001, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100.0 million. During the third quarter of 2001, the Company repurchased 4.7 million shares of its Common Stock at an average cost of $17.07 per share.

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

     Terrorist Activity and Armed Conflict

      Terrorist activities and armed conflicts (such as the bombing of the World Trade Center and the Pentagon, the incidents of Anthrax poisoning and the military actions in Afghanistan) could have a significant adverse effect upon the Company’s business. Such events could have an adverse effect upon an already fragile world economy (discussed below) and could adversely affect the level of demand for the Company’s products as consumer’s attention and interest are diverted from golf and become focused on these events and the economic, political, and public safety issues and concerns associated with such events. Also, such events could adversely affect the Company’s ability to manage its supply and delivery logistics. If such events caused a significant disruption in domestic or international air, ground or sea shipments, the Company’s ability to obtain the materials necessary to produce and sell its products and to effect delivery of customer orders also could be materially adversely affected. Furthermore, such events have had an adverse affect upon tourism. If this continues, the Company’s sales to retailers at resorts and other vacation destinations could be materially adversely affected.

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

      The economic conditions in the United States, Japan, Europe, Korea and other countries are currently viewed by many as uncertain or troubled. In the United States, there have been many announcements by companies of large-scale reductions in force and others are expected. Consumers are less likely to purchase new golf equipment when they are unemployed. Furthermore, even if economic conditions were to improve during the latter part of 2002, the Company’s sales in 2002 would not experience a corresponding improvement because the golf selling season would largely be over.

     Growth Opportunities

      Golf Clubs.  In order for the Company to significantly grow its sales of golf clubs, the Company must either increase its share of the market for golf clubs or the market for golf clubs must grow. The Company already has a significant share of the worldwide premium golf club market and therefore opportunities for additional market share may be limited. The Company does not believe there has been any material increase in participation or the number of rounds played in 1999 and 2000. In fact, Golf Datatech reports that the number of rounds played has declined 11 out of the last 12 months, declining 2.4% year to date through August, 2001. Furthermore, the Company believes that since 1997 the overall worldwide premium golf club market has generally not experienced substantial growth in dollar volume from year to year. There is no assurance that the overall dollar volume of the worldwide premium golf club market will grow, or that it will not decline, in the future. The Company’s future club sales growth therefore may be limited unless there is growth in the worldwide premium golf club market.

      Golf Balls.  The Company began selling its golf balls in February 2000 and does not have as significant of a market share as it does in the club business. Although opportunities exist for the acquisition of additional market share in the golf ball market, such market share is currently held by some well-established and well-financed competitors. There is no assurance that the Company will be able to obtain additional market share in this very competitive golf ball market. If the Company is unable to obtain additional market share, its golf ball sales growth may be limited.

     Golf Ball Costs

      The cost of entering the golf ball business has been significant. To date, the development of the Company’s golf ball business has had a significant negative impact on the Company’s cash flows, financial position and results of operations. The Company will still need to produce and sell golf balls in large volumes to cover its costs and become profitable. There is no assurance that the Company will be able to achieve the sales or production efficiencies necessary to make its golf ball business profitable. Until the golf ball business becomes profitable, the Company’s results of operations, cash flows and financial position will continue to be negatively affected.

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

     Dependence on Energy Resources

      The Company’s golf club and golf ball manufacturing facilities use, among other resources, significant quantities of electricity to operate. Many companies in California have experienced periods of blackouts during which electricity was not available. The Company has experienced one blackout period to date, and it is possible the Company will experience additional blackout periods. The Company has taken certain steps to provide uninterruptible power supplies for its key operations, including the ball and club operations, and believes that these measures will mitigate any impact resulting from possible future blackouts.

      During the second quarter of 2001, the Company entered into a long-term energy supply contract as part of a comprehensive strategy to ensure the interrupted supply of energy while capping electricity costs in the volatile California energy market. To obtain a more favorable price and to assure adequate supplies during times of peak loads, the Company agreed to purchase a significantly greater supply of electricity than it expects to use in its business. The Company had expected to be able to re-sell some or all of this excess supply and thereby reduce the net price of the electricity it uses in its business. However, due to cooler than normal weather, government intervention and market and regulatory imperfections, the current market price for electricity in California has dropped significantly. As a result, the Company has been unable to re-sell the excess supply of electricity at favorable rates and thus the net cost of the electricity used in the Company’s business has increased and may be higher than that of its competitors. This scenario, if continued, could have a significant adverse effect upon the Company’s results of operations. Furthermore, under current applicable accounting rules, the Company must recognize in earnings the change in the fair value of the electricity contract. Although the changes in the value of the contract result in non-cash charges, they could significantly affect the Company’s reported earnings.

     Dependence on Certain Suppliers and Materials

      The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single-sourced. In addition, some of the Company’s products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. The Company believes that suitable clubheads and shafts could be obtained from other manufacturers in the event its regular suppliers are unable to provide components. However, any significant production delay or disruption caused by the inability of current suppliers to deliver or the transition to other suppliers could have a material adverse impact on the Company’s results of operations. The Company is also single-sourced or dependent on a limited number of suppliers for the materials it uses to make its golf balls. Many of the materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company’s golf ball business. If the Company did experience any such delays or interruptions, there is no assurance that the Company would be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.

      The Company uses United Parcel Service (“UPS”) for substantially all ground shipments of products to its U.S. customers. The Company uses air carriers and ships for most of its international shipments of products. Any significant interruption in UPS, air carrier or ship services could have a material adverse effect upon the Company’s ability to deliver its products to its customers. If there were any such interruption in its services, there is no assurance that the Company could engage alternative suppliers to deliver its products in a timely and cost-efficient manner. In addition, many of the components the Company uses to build its golf clubs, including clubheads and shafts, are shipped to the Company via air carrier. Any significant interruption in UPS services, air carrier services or shipping services into or out of the United States could have a material adverse effect upon the Company.

      The Company’s size has made it a large consumer of certain materials, including titanium alloys and carbon fiber. The Company does not make these materials itself, and must rely on its ability to obtain adequate supplies in the world marketplace in competition with other users of such materials. While the Company has been successful in obtaining its requirements for such materials thus far, there can be no assurance that it always will be able to do so. An interruption in the supply of the materials used by the Company or a significant change in costs could have a material adverse effect on the Company.

     Competition

      Golf Clubs.  The worldwide market for premium golf clubs is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. For example, Nike has announced that it intends to begin marketing and selling in 2002 golf clubs that will compete with the Company’s products. New product introductions, price reductions, extended payment terms and “close-outs” by competitors continue to generate increased market competition. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities, discounted pricing, extended payment terms or new product introductions by competitors will not negatively impact the Company’s future sales.

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

     Market Acceptance of Products

      A golf manufacturer’s ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including a golf club’s and golf ball’s look and “feel,” and the level of acceptance that a golf club and ball has among professional and recreational golfers. The subjective preferences of golf club and ball purchasers are difficult to predict and may be subject to rapid and unanticipated changes. For example, the Company’s new HX Golf Balls employ revolutionary aerodynamic technology that the Company believes is superior to any golf ball in the market. Such performance, however, is based upon the Company’s patented tubular lattice network (a criss-crossing network of tube-like projections that from hexagonal and pentagonal patterns around the golf ball, as opposed to the conventional dimple), which gives it a unique appearance different from any other golf ball on the market. There is no assurance that golfers will be willing to purchase golf balls with this unique appearance, notwithstanding the performance advantages. In general, there can be no assurance as to how long the Company’s golf clubs and balls will maintain market acceptance and therefore no assurance that the demand for the Company’s products will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

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

      The Company’s new products have tended to incorporate significant innovations in design and manufacture, which have often resulted in higher prices for the Company’s products relative to other products in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay such premium prices for golf equipment or that the Company will be able to continue to design and manufacture premium products that achieve market acceptance in the future. For example, the Company’s new Big Bertha C4TM Driver is made of a compression cured carbon composite. All current leading drivers in the marketplace are made of metal, generally either steel or titanium. Although the Company believes that its new graphite drivers provide exceptional performance, there is no assurance golfers will be willing to pay premium prices for a non-metallic driver or that the C4 Driver will be commercially successful.

      The rapid introduction of new golf club or golf ball products by the Company could result in close-outs of existing inventories at both the wholesale and retail levels. Such close-outs can result in reduced margins on the sale of older products, as well as reduced sales of new products, given the availability of older products at lower prices. Furthermore, it previously was the Company’s practice to announce its new product line at the beginning of each calendar year. The Company recently departed from that practice and now announces its new product line in the fourth quarter to allow retailers to plan better. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products and/or result in close-out sales at reduced prices.

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

      Golf Balls.  Many golf ball manufacturers, including the leading U.S. manufacturer of premium golf balls, have focused a great deal of their marketing efforts on promoting the fact that tour professionals use their balls. Some of these golf ball competitors spend large amounts of money to secure professional endorsements, and the market leader has obtained a very high degree of tour penetration. While almost all of the Company’s staff professionals, as well as other professionals who are not on the Company’s staff, have decided to use the Company’s golf balls in play, there is no assurance they will continue to do so. Furthermore, there are many other professionals who are already under contract with other golf ball manufacturers or who, for other reasons, may not choose to play the Company’s golf ball products. The Company does not plan to match the endorsement spending levels of the leading manufacturer, and will instead rely more heavily upon the performance of the ball and other factors to attract professionals to the product. In the future, the Company may or may not increase its tour spending in support of its golf ball. It is not clear to what extent use by professionals is important to the commercial success of the Company’s golf balls, but it is possible that the results of the Company’s golf ball business could be significantly affected by its success or lack of success in securing acceptance on the professional tours.

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

      An increasing number of the Company’s competitors have, like the Company itself, sought to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs and golf balls. From time to time, others have contacted or may contact the Company to claim that they have proprietary rights that have been infringed by the Company and/or its products. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no interruptions in the Company’s business as a result of any claims of infringement. No assurance can be given, however, that the Company will not be adversely affected in the future by the assertion of intellectual property rights belonging to others. This effect could include alteration or withdrawal of existing products and delayed introduction of new products.

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

     Seasonality and Adverse Weather Conditions

      In the golf club and golf ball industries, sales to retailers are generally seasonal due to lower demand in the retail market during cold weather months. The Company’s golf club business has generally experienced these seasonal fluctuations and the Company expects this to continue generally for both its golf club and golf ball businesses. Furthermore, unusual or severe weather conditions generally result in less golf rounds played, which generally results in less demand for golf clubs and golf balls. Consequently, sustained adverse weather conditions, especially during the warm weather months, could materially affect the Company’s sales. The Company believes that overall in the Company’s principal markets during the first half of 2001 there was unusually adverse weather, which affected retail sales of the Company’s products and made the Company’s customers reluctant to re-order in quantity.

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

      Additionally, the Company’s operation of foreign distribution increases the Company’s exposure to fluctuations in exchange rates for various foreign currencies which could result in losses and, in turn, could adversely impact the Company’s results of operations. The Company’s results to date in 2001 were significantly affected negatively by the strength of the U.S. dollar versus other foreign currencies as compared to the prior year. Continued weakness in such foreign currencies during the remainder of 2001 would have a significant negative effect upon the Company.

      The Company tries to mitigate its exposure to foreign currency fluctuations by engaging in certain hedging activities. The Company’s hedges reduce, but do not eliminate, the adverse affects of such foreign currency fluctuations on the Company’s results of operations. For example, the Company successfully entered into hedges for certain transactions it anticipated to occur during the first nine months of 2001. These hedging activities mitigated the negative effects of foreign currency fluctuations on the hedged transactions that occurred during such period. There can be no assurance to what extent the Company might be able to mitigate its future exposure to fluctuations in foreign currency through its management of foreign currency transactions. (See below Item 3, Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Fluctuations).

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

     Information Systems

      All of the Company’s major operations, including manufacturing, distribution, sales and accounting, are dependent upon the Company’s information computer systems. Any significant disruption in the operation of such systems, either as a result of an internal system malfunction or infection from an external computer virus, could have a significant adverse effect upon the Company’s ability to operate its business. Although the Company has taken steps to mitigate the effect of any such disruptions, there is no assurance that such steps would be adequate in a particular situation. Consequently, a significant or extended disruption in the operation of the Company’s information systems could have a material adverse effect upon the Company’s operations and therefore financial performance and condition.

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

  Foreign Currency Fluctuations

      The Company is exposed to the impact of foreign currency fluctuations due to its international operations and certain export sales. The Company is exposed to both transactional currency/ functional currency and functional currency/ reporting currency exchange rate risks. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in the value of foreign currencies. Pursuant to its foreign exchange hedging policy, the Company may use forward foreign currency exchange rate contracts to hedge certain firm commitments and the related receivables and payables. During the nine months ended September 30, 2001, the Company entered into such contracts on behalf of two of its wholly-owned subsidiaries, Callaway Golf Europe Ltd. and Callaway Golf K.K. The effect of this practice is to minimize variability in the Company’s operating results arising from foreign exchange rate movements. These foreign exchange contracts generally do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the transactions being hedged, and the Company does not engage in hedging contracts which exceed the amounts of these transactions.

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

      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2001 through its derivative financial instruments.

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

      The estimated maximum one-day loss in earnings from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $11.6 million at September 30, 2001. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

  Electricity Price Fluctuations

      The Company entered into a derivative commodity instrument as part of a comprehensive strategy to ensure the uninterrupted supply of energy while capping electricity costs in the volatile California energy market. The contract is a long-term fixed price physical delivery contract, which allows the Company greater predictability of energy costs and security in the supply of electricity in a volatile California energy market. This derivative commodity instrument is carried at fair value pursuant to requirements of SFAS No. 133.

Therefore, fluctuations in the market price of electricity will directly affect the carrying value of the contract. At September 30, 2001, the change in fair value of the outstanding derivative commodity instrument that would be expected from a 10% adverse price change is $1.6 million. The fair value of the derivative commodity instrument is estimated based on present value adjusted quoted market prices as further discussed in Note 11 to the Consolidated Condensed Financial Statements. Price changes were calculated by assuming a 10% adverse price change regardless of term or historical relationship between the contract price of the instrument and the underlying commodity price.

  Interest Rate Fluctuations

      Additionally, the Company is exposed to interest rate risk from its Amended Credit Agreement, Japanese credit facilities and Accounts Receivable Facility (see Notes 5 and 6 to the Company’s Consolidated Condensed Financial Statements) which are indexed to the LIBOR, TIBOR and Redwood Receivables Corporation Commercial Paper Rate. No amounts were advanced or outstanding under these facilities at September 30, 2001.

      Notes 5 and 6 to the Consolidated Condensed Financial Statements outline the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

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

      As discussed in more detail in the Company’s prior filings with the Securities and Exchange Commission, on July 24, 2000, Bridgestone Sports Co., Ltd. (“Bridgestone”) filed a complaint for patent infringement in the United States District Court for the Northern District of Georgia, Civil Action No. 00-CV-1871, against Callaway Golf Company, Callaway Golf Ball Company (collectively “Callaway Golf”), and a golf retailer located in Georgia (the “U.S. Action”). On October 13, 2000, Bridgestone and the retailer defendant entered into a consent judgment discontinuing the action against the retailer. On December 14, 2000, Bridgestone filed an action in the Tokyo, Japan District Court asserting patent infringement against Callaway Golf’s wholly-owned subsidiary, Callaway Golf K.K., based on its sale of Rule 35® SoftfeelTM golf balls in Japan (the “Japan Action”). On October 9, 2001, the Company and Bridgestone announced that they have signed a golf ball patent license agreement permitting the Company to use a number of Bridgestone’s three piece golf ball patents worldwide. As a result of such license agreement, the U.S. Action and Japan Action were dismissed.

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

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas Inc., d/b/a MaxFli (“MaxFli”), for infringement of a golf ball aerodynamics patent owned by the Company. On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that a former MaxFli employee now working for the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. MaxFli is seeking damages in an unspecified amount and injunctive relief.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of September 30, 2001. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds

      Effective as of September 21, 2001, the Company issued to a substantial foreign corporation 40,000 shares of the Company’s common stock in exchange for certain intangible assets. The issuance of these shares was undertaken in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The acquirer of these shares represented that it was acquiring the shares for investment for its own account, not as a nominee or agent, and not with a view to, or for resale in connection with, any distribution thereof. The certificate evidencing the shares bears a legend stating that the shares may not be transferred other than pursuant to an effective registration statement or an exemption from the registration requirements under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “Commission”) on July 1, 1999 (file no. 1-10962).
3.2	First Amended and Restated Bylaws, effective August 17, 2001.(†)
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).
10.54	First Amendment to Executive Officer Employment Agreement, effective May 15, 2001, by and between the Company and Ron Drapeau.(†)
10.55	Indemnification agreement, effective June 7, 2001, by and between the Company and Ronald S. Beard.(†)

(†)  Included with this Report.

      b.  Reports on Form 8-K

      Form 8-K, dated July 5, 2001, reporting the issuance of a press release of even date therewith, which press release was captioned, “Ely Callaway Succumbs to Cancer at Age 82.”

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY

Bradley J. Holiday
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.2	First Amended and Restated Bylaws, effective August 17, 2001.(†)
10.54	First Amendment to Executive Officer Employment Agreement, effective May 15, 2001, by and between the Company and Ron Drapeau.(†)
10.55	Indemnification agreement, effective June 7, 2001, by and between the Company and Ronald S. Beard.(†)

(†)  Included with this Report.