Form 10-K
period 2001-12-31
CALLAWAY GOLF CO /CA
filed 2002-03-21
CIK 837465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 1-10962

Callaway Golf Company

(Exact name of registrant as specified in its charter)

Delaware	95-3797580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2180 Rutherford Road

Carlsbad, CA 92008
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

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of February 28, 2002, the aggregate market value of the Registrant’s Common Stock held by nonaffiliates of the Registrant was $1,243,166,852 based on the closing sales price of the Registrant’s Common Stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and the Company’s grantor stock trust without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.

      As of March 19, 2002, the number of shares of the Registrant’s Common Stock outstanding was 78,150,824, and there were no shares of the Registrant’s Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts I, II and IV incorporate certain information by reference from the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2001.

      Parts I and III incorporate certain information by reference from the Registrant’s definitive Proxy Statement for the annual meeting of shareholders to be held on May 6, 2002, as filed with the Commission on March 21, 2002 pursuant to Regulation 14A, which information is incorporated herein by reference.

      Important Notice: Statements made in this report that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see Part I, Item 1, “Certain Factors Affecting Callaway Golf Company” of this report, as well as the Company’s other periodic reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

      Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Big Bertha — Biggest Big Bertha — Big Bertha C4 — C4 design — C design — CB1 — CTU 30 — Callaway — Callaway Golf — Callaway Hickory Stick — Dawn Patrol — Daytripper — Demonstrably Superior and Pleasingly Different — Deuce — Divine Nine — Dual Force — Enjoy the Game — ERC — ERC II — Ely Would — Ginty — Great Big Bertha — HX — Hawk Eye — Heavenwood — Little Bertha — Odyssey — RCH — Rossie — Rule 35 — S2H2 — Steelhead — Steelhead Plus — Stronomic — TriForce — TriHot — Tru Bore — Tubular Lattice Network — Tungsten Injected — VFT — War Bird — White Hot — World’s Friendliest — X-12 — X-14 — X-SPANN

PART I

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

      The Company, together with its subsidiaries, designs, develops, manufactures and markets high quality, innovative golf clubs (drivers, fairway woods, irons, wedges and putters) and golf balls. The Company also sells golf accessories such as golf bags, golf gloves, golf headwear, travel covers and bags, golf towels and golf umbrellas. The Company generally sells its products to golf retailers, directly and through its wholly-owned subsidiaries, and to third party distributors. The Company’s products are sold in the United States and throughout 107 countries around the world. The Company’s products are designed for the enjoyment of both amateur and professional golfers. Golfers generally purchase the Company’s products on the basis of performance, ease of use and appearance. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on products such as golf apparel and other golf related products, such as headwear, travels bags, golf towels and umbrellas.

      During 2001, the Company’s founder, Ely Callaway, passed away. Mr. Callaway had served as the Company’s Chairman of the Board of Directors since 1982 until his passing. In addition, Mr. Callaway had also served as the Company’s Chief Executive Officer for approximately 17 of the 19 years prior to his passing. In 2001, Ronald A. Drapeau was appointed Chairman, President and Chief Executive Officer of the Company. Mr. Drapeau had previously held the position of Senior Executive Vice President, Manufacturing.

Golf Ball Company

      In 1996, the Company formed Callaway Golf Ball Company for the purpose of designing, manufacturing and selling golf balls. In February 2000, Callaway Golf Ball Company released its new Rule 35 golf balls. These golf balls were the product of more than three years of research and development. During its first year of operations, the Company’s golf ball operations had net sales of approximately $34.0 million and a loss before income taxes of approximately $45.9 million. This loss was greater than the Company had anticipated. On December 29, 2000, Callaway Golf Ball Company was merged into Callaway Golf Company. During 2001, the Company released its CB1 and CTU 30 golf balls and continued to improve production efficiencies. As a result, in 2001, the Company’s golf ball operations improved significantly with net sales of approximately $54.9 million and a loss before income taxes of approximately $17.9 million. To date, however, the Company’s golf ball business has had a significant negative impact on the Company’s cash flows, financial position and results of operations. Until the Company’s golf ball operations become profitable, the Company’s cash flows, financial position and results of operations will continue to be negatively affected. For additional risks related to the Company’s golf ball operations, see below, “Certain Factors Affecting Callaway Golf Company.”

Financial Information about Segments and Geographic Areas

      Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 14 to the Consolidated Financial Statements (“Consolidated Financial Statements”) in the Company’s Annual Report to Shareholders for the year ended December 31, 2001 (“2001 Annual Report to Shareholders”), which note is incorporated herein by this reference and is included as part of Exhibit 13.1 to this Form 10-K.

Restructuring

      During the fourth quarter of 1998, the Company recorded a restructuring charge of $54.2 million resulting from a number of cost reduction actions and operational improvements. For additional information regarding the actions taken in connection with, and the effect of, such restructuring, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring” and Note 12 to the Consolidated Financial Statements in the 2001 Annual Report to Shareholders, both of which are incorporated herein by this reference and are included as part of Exhibit 13.1 to this Form 10-K.

Products

      The Company designs, manufactures and sells premium golf clubs, putters, golf balls and related accessories. The Company designs its products to be technologically-advanced and in this regard invests a considerable amount in research and development each year. The Company’s credo is to develop products that are “demonstrably superior and pleasingly different.” The Company’s products are designed for golfers of all skill levels, both amateur and professional.

      The following table sets forth the contribution to net sales attributable to the principal product groups for the periods indicated (dollars in thousands).

	Year Ended December 31,

	2001		2000		1999

Woods	$392,945	48%	$403,000	48%	$429,011	60%
Irons	248,872	30%	299,912	36%	221,303	31%
Balls	54,853	7%	33,964	4%	—	0%
Putters, accessories and other	119,493	15%	100,751	12%	68,724	9%

Net Sales	$816,163	100%	$837,627	100%	$719,038	100%

      The Company’s current principal products by product group are described below:

      Drivers and Fairway Woods. As shown in the table above, the Company’s drivers and fairway woods have historically been the product group that has produced the greatest amount of sales for the Company. The Company’s principal models of drivers and fairway woods to be sold in 2002 are as follows:

•	Big Bertha ERC II Forged Titanium Drivers. Big Bertha ERC II Forged Titanium Drivers, including the ERC II Pro Spec Drivers, are made of forged titanium and sold at a premium price. Big Bertha ERC II Drivers were introduced in late 2000 and sold during 2001 as well. As discussed below, Big Bertha ERC II Drivers conform to the Rules of Golf as published by the Royal and Ancient Golf Club of St. Andrews (“R&A”), but do not conform to the Rules of Golf as published by the United States Golf Association (“USGA”). For that reason, in 2002 they will be marketed primarily outside the United States, although they will be available to retailers and consumers in the United States who are not deterred by the USGA’s actions.

•	Big Bertha ERC Fairway Woods. Big Bertha ERC Fairway Woods are also made of forged titanium. They are new for 2002, and are sold at a premium price. Unlike ERC II Drivers, ERC Fairway Woods conform to the Rules of Golf as published everywhere in the world. The Company intends to offer them for sale in all markets.

•	Big Bertha C4 Drivers. While most premium drivers in the golf industry have clubheads made of metal (generally either steel or titanium), the Big Bertha C4 Driver has a clubhead made of Compression-Cured Carbon Composite (“C4”) material. This is the first golf club the Company has offered using this material. It is believed that this material permits designs and constructions that can improve performance for most golfers. The Company first began delivery of significant quantities of this product in 2002. It, too, is sold at a premium price. Big Bertha C4 Drivers conform with the Rules of Golf everywhere in the world, and are being offered for sale in all markets.

•	Big Bertha Hawk Eye VFT Drivers and Fairway Woods. Big Bertha Hawk Eye VFT Drivers and Fairway Woods are the Company’s primary cast titanium metal woods for 2002. They were sold in 2001 as well. They are priced less than the Company’s forged titanium and “C4” woods, but higher than the Company’s stainless steel woods. Big Bertha Hawk Eye VFT Drivers and Fairway Woods conform with the Rules of Golf everywhere in the world, and are being offered for sale in all markets.

•	Big Bertha Steelhead III Drivers and Fairway Woods. Big Bertha Steelhead III Drivers and Fairway Woods are the Company’s primary stainless steel woods for 2002. The Company first began delivery of significant quantities of this product in 2002. They were designed to replace the Company’s Big Bertha Steelhead Plus Stainless Steel Drivers and Fairway Woods which were sold during 2001. While still premium priced for their category, these are the lowest priced woods in the Company’s major product line. Big Bertha Steelhead III Drivers and Fairway Woods conform to the Rules of Golf everywhere in the world, and are being offered for sale in all markets.

      The Company’s drivers and fairway woods are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers.

      Irons. As shown in the table above, the Company’s irons have historically generated a significant percentage of the Company’s overall sales. All of the Company’s iron models conform with the Rules of Golf as published everywhere in the world. In addition, all of the Company’s iron models include associated wedges. The Company’s principal models of irons to be sold in 2002 are as follows:

•	Hawk Eye VFT Tungsten Injected Titanium Irons. Hawk Eye VFT Tungsten Injected Titanium Irons are the Company’s primary titanium irons for 2002, and are the Company’s highest priced irons. They incorporate an oversized body made of cast titanium with a proprietary “tungsten weight matrix” to improve performance. They were sold in 2001 as well.

•	Big Bertha Irons. Big Bertha Irons are the Company’s newest model of stainless steel irons. The Company first began delivery of significant quantities of these irons in 2002. While they are a premium priced stainless steel iron, they are priced below the Hawk Eye VFT Tungsten Injected Titanium Irons. They incorporate a unique design that maximizes performance for most golfers.

•	Big Bertha Steelhead X-14 Stainless Steel Irons. Big Bertha Steelhead X-14 Stainless Steel Irons, including the Steelhead X-14 Pro Series line, are the Company’s best selling irons ever. Like the Big Bertha Irons, they are made of cast stainless steel and are priced at a premium level for irons made from this material. They were sold in 2001 as well.

      The Company’s irons are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers.

      Golf Balls. As shown in the table above, the Company did not begin selling golf balls until 2000 when it released its Rule 35 golf balls. All of the Company’s golf ball lines are offered in a “Red” (“more distance”) and a “Blue” (“more spin”) version. The Company’s principal golf ball models to be sold in 2002 are as follows:

•	HX Golf Balls. HX Golf Balls are three-piece golf balls that incorporate a solid core, a polymer boundary layer, and a very thin, cast, thermoset urethane cover. The surface geometry of the cover incorporates a unique Tubular Lattice Network (i.e. a system of crisscrossing tubes that form a series of hexagons and pentagons) rather than a traditional dimple design. The Company first began delivery of significant quantities of these balls in 2002. HX Golf Balls are the Company’s highest priced golf balls.

•	CTU 30 Golf Balls. CTU 30 Golf Balls are also three-piece golf balls incorporating a solid core, a polymer boundary layer, and a very thin, cast, thermoset urethane cover. Unlike the HX Golf Balls, the CTU 30 Golf Balls incorporate a more traditional dimple pattern. The CTU 30 Golf Balls were designed to replace the Rule 35 Golf Balls, which they did in late 2001. CTU 30 Golf Balls are sold at a premium price that is below that for the HX Golf Balls, but above that for the CB1 Golf Balls.

•	CB1 Golf Balls. CB1 Golf Balls are two-piece golf balls that incorporate a solid core and a polymer cover. These balls were introduced in 2001.

      Putters, Accessories and Other. As shown in the table above, the Putters, Accessories and Other product group makes a significant contribution to the Company’s overall sales. Most of the sales from this product group are from sales of putters and accessories, including golf bags.

•	Putters. The Company primarily sells Odyssey branded putters, including the TriHot, White Hot and Dual Force Putters. The putters sold in 2002 will include a few new putters that were not sold in 2001, including the Company’s White Hot 2-Ball Putter. The Company’s putters are available in a variety of styles and shafts to accommodate the preferences and skill levels of all golfers.

•	Accessories. The Company also sells golf-related accessories such as golf bags, golf gloves, golf headwear, travel covers and bags, golf towels and golf umbrellas.

      All of the Company’s golf clubs and golf balls described above are believed to conform to the Rules of Golf as published by the USGA and the R&A, except for the Company’s ERC II and ERC II Pro Spec Drivers. These two products do not conform to the Rules of Golf as published by the USGA because they exceed a COR (coefficient of restitution) limitation adopted by the USGA in 1998. They fully conform to the Rules of Golf as published by the R&A. Although it did not conform to the Rules of Golf as published by the USGA, the Company has offered and continues to offer the ERC II Driver for sale in the United States for those who do not play under the USGA’s Rules. The Company believes it was the first large, premium brand golf equipment company to sell non-conforming equipment in the United States. By undertaking this approach, the Company hoped to expand participation in the game of golf in the United States by making the game more enjoyable and accessible for more people, including those who play golf primarily for fun, enjoyment and recreation. For further discussion of the risks and benefits of this strategy, see below, “Certain Factors Affecting Callaway Golf Company — Conformance with the Rules of Golf.”

Product Design and Development

      Product design at Callaway Golf is a result of the integrated efforts of its product management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created an environment in which new ideas are valued and explored. In 2001, 2000 and 1999, the Company expended on research and development $32.7 million, $34.6 million and $34.0 million, respectively. The Company intends to continue to invest substantial amounts in its research and development activities in 2002 and beyond in connection with its development of new golf club and golf ball products.

      Callaway Golf has the ability to create and modify golf club designs by using computer aided design (“CAD”) software, computer aided manufacturing (“CAM”) software and computer numerical control (“CNC”) milling equipment. CAD software enables designers to develop computer models of new clubhead and shaft designs. CAM software is then used by engineers to translate the digital output from CAD computer models so that physical prototypes can be produced. Through the use of this technology, Callaway Golf has been able to accelerate the design, development and testing of new golf clubs. In addition, the Company’s sophisticated CAD/CAM design, tooling, ball prototyping and indoor testing equipment, together with the Company’s predictive computer modeling capability, allows it to develop and test prototype golf balls in a relatively short cycle time.

Sales and Marketing

     Sales in the United States

      Approximately 54%, 54% and 58% of the Company’s net sales were derived from sales for distribution within the United States in 2001, 2000 and 1999, respectively. The Company targets both on-course and off-course golf retailers who sell professional quality golf products and provide a level of customer service appropriate for the sale of such products. No one customer that distributes golf clubs or balls in the United States accounted for more than 6% of the Company’s revenues in 2001, 2000 or 1999.

      The Company’s golf club, golf ball and accessory sales in the United States are made and supported by full-time regional field representatives, in-house telephone salespersons and customer service representatives. Each geographic region is covered by both a field representative and a telephone salesperson who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits. The Company believes that this tandem approach of utilizing field representatives and telephone salespersons provides the Company a competitive advantage.

      In addition, the sales representatives call on corporate customers who want their corporate logo placed on the Company’s golf balls or putters. The Company imprints the logos on its golf balls and putters in the same facility in which it manufactures them, thereby retaining control over the quality of the process and final product. The Company also pays an agency fee to certain on-and off-course professionals and retailers with whom it has a relationship for corporate sales that originate through such professionals and retailers.

      The Company also has a separate team of manufacturing and customer service representatives that focus on the Company’s custom club sales.

     Sales Outside of the United States

      Approximately 46%, 46% and 42% of the Company’s net sales were derived from sales for distribution outside of the United States in 2001, 2000 and 1999, respectively. The majority of the Company’s international sales were made through its foreign subsidiaries and the rest through third party distributors. The Company does business (either directly or through its subsidiaries and distributors) in more than 107 countries around the world. The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will be an element in the future growth and success of the Company. The Company has been actively pursuing the acquisition of distribution rights in certain key countries in Europe, Asia and elsewhere around the world. The Company continued this strategy in the beginning of 2001 with the acquisition of distribution rights in Australia, New Zealand, Italy, Portugal and Spain.

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

      In addition to sales through its subsidiaries, the Company also has third party distribution arrangements covering sales of the Company’s products in 68 foreign countries, including Singapore and Hong Kong, South Africa and various countries in South America. Prices of golf clubs and balls for sales by distributors outside of the United States generally receive an export pricing discount to compensate international distributors for selling, advertising and distribution costs. A change in the Company’s relationship with significant distributors could negatively impact the volume of the Company’s international sales.

      Conducting business outside of the United States subjects the Company to foreign currency exchange rate risks. See below, “Certain Factors Affecting Callaway Golf Company — Foreign Currency Risks.”

Advertising and Promotion

      Within the United States, the Company has focused its advertising efforts mainly on a combination of television commercials primarily during golf telecasts and printed advertisements in national magazines, such as Golf Digest, Golf Magazine, Golf World and Sports Illustrated’s Golf Plus. Advertising of the Company’s products outside of the United States is typically handled by the Company’s subsidiaries (in coordination with U.S. direction) as well as distributors and resellers of the products in a particular country.

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

      The Company’s advertising, promotional and endorsement related expenses, including compensation to professional golfers, were approximately $91.7 million, $77.7 million and $55.4 million for 2001, 2000 and 1999, respectively.

Competition

      The golf club markets in which the Company does business are highly competitive, and are served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. With respect to metal woods and irons, the Company’s major domestic competitors are Taylor Made, Titleist and Ping. In 2002, Nike began selling golf clubs that will compete with the Company’s products. For putters, the Company’s major domestic competitors are Ping and Titleist. In addition, several manufacturers in Japan have announced their plans to expand their club business in the United States. The Company believes that it is the leader, or one of the leaders, in every golf club market in which it competes.

      The premium golf ball business is also highly competitive with a number of well-established and well-financed competitors, including Titleist, Spalding, Sumitomo Rubber Industries (Srixon), Bridgestone (Precept), Maxfli and others. In addition, there have been several recent entrants into the golf ball market, including Nike. These competitors have established market share in the golf ball business, with Titleist having an estimated market share in excess of 50% of the premium golf ball business. In addition, several manufacturers in Japan have announced their plans to increase their golf ball business in the United States.

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

Intellectual Property

      The Company is the owner of over 1,800 U.S. and foreign trademark registrations and over 500 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress, and other statutory and common laws. These rights are very important to the Company and the Company seeks to protect its intellectual property rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces it rights through litigation against those who are infringing the Company’s rights.

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

Licensing

      In support of its golf club, golf ball and accessories business, the Company endeavors to enhance the value of the Callaway Golf Brand and its other trademarks and service marks through the licensing of such marks in exchange for a royalty fee. The Company’s licensing activities not only provide valuable royalties but also are a valuable source of advertising and goodwill.

      In 2001, the Company and Nordstrom, Inc. mutually terminated their prior licensing arrangement, which included men’s and women’s golf apparel, men’s footwear, and sun and skin care products. Also in 2001, the Company entered into an exclusive licensing arrangement with Ashworth, Inc. for the creation of a complete line of men’s and women’s apparel for distribution in 2002 in the United States, Canada, Europe, Australia, New Zealand and South Africa. In addition, the Company entered into a long-term licensing agreement with Sanei International Co., Ltd. to create and sell Callaway Golf apparel in Japan beginning in 2003.

Employees

      As of December 31, 2001, the Company and its subsidiaries had approximately 2,500 full-time employees, including approximately 700 employed in sales and marketing, approximately 200 employed in research and development and product engineering and approximately 1,300 employed in production. The remaining full-time employees are administrative and support staff.

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

Certain Factors Affecting Callaway Golf Company

      The financial statements contained in Exhibit 13.1 of this report and the related discussion describe and analyze the Company’s financial performance and condition for the periods indicated. For the most part, this information is historical. The Company’s prior results, however, are not necessarily indicative of the Company’s future performance or financial condition. The Company therefore has included the following discussion of certain factors which could affect the Company’s future performance or financial condition. These factors could cause the Company’s future performance or financial condition to differ materially from its prior performance or financial condition or from management’s expectations or estimates of the Company’s future performance or financial condition. These factors, among others, should be considered in assessing the Company’s future prospects and prior to making an investment decision with respect to the Company’s stock.

      Terrorist Activity and Armed Conflict. Terrorist activities and armed conflicts (such as the attacks on the World Trade Center and the Pentagon, the incidents of Anthrax poisoning and the military actions in Afghanistan) would likely have a significant adverse effect upon the Company’s business. Such events would likely have an adverse effect upon an already fragile world economy (discussed below) and would likely adversely affect the level of demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on these events and the economic, political, and public safety issues and concerns associated with such events. Also, such events could adversely affect the Company’s ability to manage its supply and delivery logistics. If such events caused a significant disruption in domestic or international air, ground or sea shipments, the Company’s ability to obtain the materials necessary to produce and sell its products and to deliver customer orders also could be materially adversely affected. Furthermore, such events have negatively impacted tourism. If this negative impact upon tourism continues, the Company’s sales to retailers at resorts and other vacation destinations would be materially adversely affected.

      Adverse Global Economic Conditions. The Company sells golf clubs, golf balls and golf accessories. These products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions. An adverse change in economic conditions in the United States or in the Company’s international markets (which represent almost half of the Company’s total sales), or even a decrease in consumer confidence as a result of anticipated adverse changes in economic conditions, could cause consumers to forgo or to postpone purchasing new golf products. Such forgone or postponed purchases could have a material adverse effect upon the Company.

      The economic conditions in many of the Company’s key markets around the world are currently viewed by many as uncertain or troubled. In the United States, there have been many announcements by companies of large-scale reductions in force and others are expected. Consumers are less likely to purchase new golf equipment when they are unemployed. Furthermore, even if economic conditions were to improve during the latter part of 2002, the Company’s sales in 2002 may not experience a corresponding improvement because the golf selling season would largely be over.

      Foreign Currency Risks. Almost half of the Company’s sales are international sales. As a result, the Company conducts transactions in approximately 12 currencies worldwide. Conducting business in such various currencies increases the Company’s exposure to devaluations of foreign currencies relative to the U.S. dollar which adversely impacts the Company’s results of operations. The Company’s results in 2001 were significantly affected negatively by the strength of the U.S. dollar versus other foreign currencies as compared to the prior year. Continued weakness in such foreign currencies during 2002 would have a significant negative effect upon the Company.

      The Company tries to mitigate its exposure to foreign currency fluctuations by engaging in certain hedging activities. The Company’s hedges reduce, but do not eliminate, the affects of such foreign currency fluctuations on the Company’s results of operations. For example, the Company successfully entered into hedges for certain transactions it anticipated to occur during 2001. These hedging activities mitigated, but did not eliminate, the negative effects of foreign currency fluctuations on the hedged transactions that occurred during such period. Despite the Company’s successful hedge transactions, decreases in foreign currency exchange rates adversely impacted net sales for the year ended December 31, 2001 by approximately $32.9 million (as measured by applying 2000 exchange rates to 2001 net sales). If the Company does not successfully hedge future transactions, the adverse effects of foreign currency devaluations would increase. (See below Item 7A, Quantitative and Qualitative Disclosures about Market Risk).

      Growth Opportunities — Golf Clubs. In order for the Company to significantly grow its sales of golf clubs, the Company must either increase its share of the market for golf clubs or the market for golf clubs must grow. The Company already has a significant share of the worldwide premium golf club market and therefore opportunities for additional market share may be limited. The Company does not believe there has been any material increase in participation or the number of rounds played in 1999, 2000 or 2001. In fact, Golf Datatech reports that the number of rounds played declined 9 out of 12 months in 2001. Furthermore, the Company believes that since 1997 the overall worldwide premium golf club market has generally not experienced substantial growth in dollar volume from year to year. There is no assurance that the overall dollar volume of the worldwide premium golf club market will grow, or that it will not decline, in the future. The Company’s future club sales growth therefore may be limited unless there is growth in the worldwide premium golf club market or it can grow its already significant market share.

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

      Golf Ball Costs. The cost of entering the golf ball business has been significant. To date, the development of the Company’s golf ball business has had a significant negative impact on the Company’s cash flows, financial position and results of operations. The Company will need to produce and sell golf balls in large volumes to cover its costs and become profitable in 2002. Although the Company’s golf ball operations have shown significant improvement during 2001, there is no assurance that the Company will be able to achieve the sales or production efficiencies necessary to make its golf ball business profitable. Until the golf ball business becomes profitable, the Company’s results of operations, cash flows and financial position will continue to be negatively affected.

      Manufacturing Capacity. The Company plans its manufacturing capacity based upon the forecasted demand for its products. Actual demand for such products may exceed or be less than forecasted demand. The Company’s unique product designs often require sophisticated manufacturing techniques, which can require significant start-up expenses and/or limit the Company’s ability to quickly expand its manufacturing capacity to meet the full demand for its products. If the Company is unable to produce sufficient quantities of new products in time to fulfill actual demand, especially during the Company’s traditionally busy season, it could limit the Company’s sales and adversely affect its financial performance. On the other hand, the Company invests in manufacturing capacity and commits to components and other manufacturing inputs for varying periods of time, which can limit the Company’s ability to quickly react if actual demand is less than forecast. This could result in less than optimum capacity usage and/or in excess inventories and related obsolescence charges that could adversely affect the Company’s financial performance. In addition, if the Company were to experience delays, difficulties or increased costs in its production of golf clubs or golf balls, including production of new products needed to replace current products, the Company’s future golf club or golf ball sales could be adversely affected.

      Dependence on Energy Resources. The Company’s golf club and golf ball manufacturing facilities use, among other resources, significant quantities of electricity to operate. Many companies in California have experienced periods of blackouts during which electricity was not available. The Company has experienced one blackout period to date, and it is possible the Company will experience additional blackout periods. The Company has taken certain steps to provide access to alternative power supplies for certain of its operations, and believes that these measures could mitigate any impact resulting from possible future blackouts.

      During the second quarter of 2001, the Company entered into a long-term energy supply contract as part of a comprehensive strategy to ensure the uninterrupted supply of energy while capping electricity costs in the volatile California energy market. To obtain a more favorable price and to assure adequate supplies during times of peak loads, the Company agreed to purchase a significantly greater supply of electricity than it expected to use in its business. The Company had expected to be able to re-sell some or all of this excess supply and thereby reduce the net price of the electricity it uses in its business. However, due to cooler than normal weather, government intervention and market and regulatory imperfections, the market price for electricity in California dropped significantly. As a result, the Company was unable to resell the excess supply of electricity at favorable rates and thus the net cost of the electricity used in the Company’s business was higher than expected. In November 2001, the Company terminated its long-term supply contract and is currently purchasing wholesale energy through the Company’s energy service provider under short-term contracts. If energy rates were once again to increase significantly, the Company’s energy costs would increase significantly and adversely affect the Company’s results of operations.

      Dependence on Certain Suppliers and Materials. The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single-sourced. In addition, some of the Company’s products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. The Company believes that suitable clubheads and shafts could be obtained from other manufacturers in the event its regular suppliers are unable to provide components. However, any significant production delay or disruption caused by the inability of current suppliers to deliver or the transition to other suppliers could have a material adverse impact on the Company’s results of operations. The Company is also single-sourced or dependent on a limited number of suppliers for the materials it uses to make its golf balls. Many of the materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company’s golf ball business. If the Company did experience any such delays or interruptions, there is no assurance that the Company would be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.

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

      Competition — Golf Clubs. The worldwide market for premium golf clubs is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. For example, in 2002 Nike began marketing and selling golf clubs that will compete with the Company’s products, and several manufacturers in Japan have announced plans to expand their businesses in the United States. New product introductions, price reductions, extended payment terms and “close-outs” by competitors continue to generate increased market competition. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities, discounted pricing, extended payment terms or new product introductions by competitors will not negatively impact the Company’s future sales.

      Golf Balls. The premium golf ball business is also highly competitive, and may be becoming even more competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated market share in excess of 50% of the premium golf ball business. There are also several other competitors, including Nike and Taylor Made, that have introduced or will introduce golf ball designs that directly compete with the Company’s products, and several manufacturers in Japan have announced their plans to expand their businesses in the United States. Furthermore, as competition in this business increases, many of these competitors are discounting substantially the prices of their products. In order for its golf ball business to be successful, the Company will need to penetrate the market share held by existing competitors, while competing with new entrants, and must do so at prices that are profitable. There can be no assurance that the Company’s golf balls will obtain the market acceptance necessary to be commercially successful.

      Market Acceptance of Products. A golf manufacturer’s ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including a golf club’s and golf ball’s look and “feel,” and the level of acceptance that a golf club and ball has among professional and recreational golfers. The subjective preferences of golf club and ball purchasers are difficult to predict and may be subject to rapid and unanticipated changes. For example, the Company’s new HX Golf Balls employ revolutionary aerodynamic technology. This aerodynamic technology is reflected in the Company’s patented tubular lattice network (a criss-crossing network of tube-like projections that form hexagonal and pentagonal patterns around the golf ball, as opposed to the conventional dimple), which gives it a unique appearance different from any other golf ball on the market. There is no assurance that golfers will be willing to purchase golf balls with this unique appearance, notwithstanding the performance advantages.

      In addition, the Company’s products have tended to incorporate significant innovations in design and manufacture, which have often resulted in higher prices for the Company’s products relative to other products in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay such premium prices for golf equipment or that the Company will be able to continue to design and manufacture premium products that achieve market acceptance in the future. For example, the Company’s new Big Bertha C4 Driver is made of a compression cured carbon composite. All current leading drivers in the marketplace are made of metal, generally either steel or titanium. Although the Company believes that its new

C4 Drivers provide exceptional performance, there is no assurance golfers will be willing to pay premium prices for a non-metallic driver or that the C4 Driver will be commercially successful.

      In general, there can be no assurance as to how long the Company’s golf clubs and balls will maintain market acceptance and therefore no assurance that the demand for the Company’s products will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

      New Product Introduction. The Company believes that the introduction of new, innovative golf clubs and golf balls is important to its future success. A major portion of the Company’s revenues is generated by products that are less than two years old. The Company faces certain risks associated with such a strategy. For example, in the golf industry, new models and basic design changes in golf equipment are frequently met with consumer rejection. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the marketplace. Further, any new products that retail at a lower price than prior products may negatively impact the Company’s revenues unless unit sales increase.

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

      Conformance with the Rules of Golf. New golf club and golf ball products generally seek to satisfy the standards established by the USGA and the Royal and Ancient Golf Club of St. Andrews (“R&A”) because these standards are generally followed by golfers within their respective jurisdictions. The USGA rules are generally followed in the United States, Canada and Mexico, and the R&A rules are generally followed in most other countries throughout the world.

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

      Currently, all of the Company’s products are believed to be “conforming” under the Rules of Golf as published by the R&A. In addition, all of the Company’s products with the exception of the Company’s ERC II (and ERC II Pro Spec) Forged Titanium Driver are believed to be “conforming” under the Rules of Golf as published by the USGA and RCGA (the Company’s ERC Fairway Woods are conforming). Although the ERC II Drivers conform to all existing R&A equipment rules, and most existing USGA and RCGA equipment rules, they do not conform to the USGA’s so-called “spring-like effect” test protocol. There is no assurance that new designs will satisfy USGA and/or R&A standards, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company’s products. For example, if the R&A were to reverse its current position and rule that ERC II Drivers are non-conforming under the Rules of Golf as published by the R&A, then the Company believes its sales of ERC II Drivers in the Company’s international markets would be significantly adversely affected.

      On October 18, 2000, the Company announced that it intended to sell its ERC II Forged Titanium Driver in the U.S. despite the fact that it was ruled to be non-conforming by the USGA. To the Company’s knowledge, it was the first large, premium brand golf equipment company to sell non-conforming equipment in the U.S. By undertaking this approach, the Company hoped to expand participation in the game of golf in the United States — the source of more than half of the Company’s revenues — by making the game more enjoyable and accessible for more people, including those people who play the game primarily for fun, enjoyment and recreation.

      While the Company believed that this is the best strategy for the Company and its shareholders, and one that is good for the game of golf as well, the strategy proved to be risky. The USGA vigorously and openly opposed the sale or use of the ERC II Driver. On December 8, 2000, the USGA announced that scores in rounds played with clubs that do not conform to USGA rules, such as the ERC II Forged Titanium Driver, may not be posted for USGA handicap purposes. That position was reinforced by further announcements by the USGA. A significant number of U.S. retailers declined to carry the ERC II Driver. It also appears at this time that a significant number of U.S. golfers have decided that they do not wish to purchase a driver that may not be used in competitions in the U.S. played subject to USGA rules or that may not be used for handicap purposes. Retailer and/or consumer backlash against the introduction of a non-conforming product hurt sales of ERC II Drivers in the U.S., and may have injured sales of other, conforming products, or otherwise damaged the brand. These negative effects will materially limit U.S. sales of ERC II Drivers in 2002 and in future years, and could even negatively affect in a material way the strength of the brand and the Company’s business overseas despite the fact that the ERC II Drivers fully conform with the R&A’s Rules. On the other hand, if there is a change in attitude and a large number of American golfers who do not play in tournaments subject to the USGA’s Rules are prepared to purchase an exceptional non-conforming driver for use in recreational play, and/or the Company’s strategy is successful over time in attracting more people to the game of golf in the U.S., then the beneficial effects could be significant.

      Golf Professional Endorsements. The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf and Odyssey branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Senior PGA Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the buy.com Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of the Company’s professional endorsers were to stop using the Company’s products contrary to their endorsement agreements, the Company’s business could be adversely affected in a material way by the negative publicity.

      Golf Clubs. Many professional golfers throughout the world use the Company’s golf clubs even though they are not contractually bound to do so and do not grant any endorsement to the Company. The Company previously created cash pools that rewarded such usage. In 2001, the Company discontinued these pools and is allocating these resources to other tour programs. In addition, many other companies are aggressively seeking the patronage of these professionals, and are offering many inducements, including specially designed products and significant cash rewards. In the past, the Company has experienced an exceptional level of club usage on the world’s major professional tours, and the Company has heavily advertised that fact. The Company’s lack of cash inducements for non-staff golfers resulted in a decrease in usage of the Company’s clubs by professional golfers in 2001 and could result in a further decrease in 2002. The Company continues to evaluate from time to time whether to implement programs that reward usage of the Company’s products. While it is not clear to what extent professional usage contributes to retail sales, it is possible that a decline in the level of professional usage of the Company’s products could have a material adverse effect on the Company’s sales and business.

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

      Intellectual Property and Proprietary Rights. The golf club industry, in general, has been characterized by widespread imitation of popular club designs. The Company has an active program of enforcing its proprietary rights against companies and individuals who market or manufacture counterfeits and “knock off” products, and aggressively asserts its rights against infringers of its copyrights, patents, trademarks, and trade dress. However, there is no assurance that these efforts will reduce the level of acceptance obtained by these infringers. Additionally, there can be no assurance that other golf club manufacturers will not be able to produce successful golf clubs which imitate the Company’s designs without infringing any of the Company’s copyrights, patents, trademarks, or trade dress.

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

      Seasonality and Adverse Weather Conditions. In the golf club and golf ball industries, sales to retailers are generally seasonal due to lower demand in the retail market during cold weather months. The Company’s golf club business has generally experienced these seasonal fluctuations and the Company expects this to continue generally for both its golf club and golf ball businesses. Furthermore, unusual or severe weather conditions generally result in less golf rounds played, which generally results in less demand for golf clubs and golf balls. Consequently, sustained adverse weather conditions, especially during the warm weather months, could materially affect the Company’s sales. The Company believes that overall in the Company’s principal markets during the first half of 2001 there was unusually adverse weather, which affected retail sales of the Company’s products and made the Company’s customers reluctant to re-order in quantity.

      Product Returns — Golf Clubs. The Company supports all of its golf clubs with a limited two year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors that use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. While any breakage or warranty problems are deemed significant to the Company, the incidence of clubs returned to date has not been material in relation to the volume of clubs that have been sold.

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

      “Gray Market” Distribution. Some quantities of the Company’s products find their way to unapproved outlets or distribution channels. This “gray market” for the Company’s products can undermine authorized retailers and foreign wholesale distributors who promote and support the Company’s products, and can injure the Company’s image in the minds of its customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling Callaway Golf products to unauthorized distributors and/or an increase in sales returns over historical levels. While the Company has taken some lawful steps to limit commerce in its products in the “gray market” in both the U.S. and abroad, it has not stopped such commerce.

      International Distribution. The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will be an element in the future growth and success of the Company. The Company has reorganized a substantial portion of its international operations, including the acquisition of distribution rights in certain key countries in Europe, Asia and North America. These efforts have resulted and will continue to result in additional investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. The operation of foreign distribution in the Company’s international markets will continue to require the dedication of management and other Company resources.

      Credit Risk. The Company primarily sells its products to golf equipment retailers directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. Historically, the Company’s bad debt expense has been low. However, a downturn in the retail golf equipment market could result in increased delinquent or uncollectible accounts for some of the Company’s significant customers. In addition, as the Company integrates its foreign distribution its exposure to credit risks increases as it no longer sells to a few wholesalers but rather directly to many retailers. A failure of a significant portion of the Company’s customers to meet their obligations to the Company would adversely impact the Company’s performance and financial condition.

      Information Systems. All of the Company’s major operations, including manufacturing, distribution, sales and accounting, are dependent upon the Company’s information computer systems. Any significant disruption in the operation of such systems, either as a result of an internal system malfunction or infection from an external computer virus, would have a significant adverse effect upon the Company’s ability to operate its business. Although the Company has taken steps to mitigate the effect of any such disruptions, there is no assurance that such steps would be adequate in a particular situation. Consequently, a significant or extended disruption in the operation of the Company’s information systems could have a material adverse effect upon the Company’s operations and therefore financial performance and condition.

Item 2.     Properties.

      The Company and its subsidiaries conduct operations in both owned and leased properties, located primarily near the Company’s headquarters in Carlsbad, California. The eight buildings utilized in the Company’s Carlsbad operations include corporate offices, manufacturing, research and development, warehousing and distribution facilities, and comprise approximately 735,000 square feet of space. Seven of these properties, representing approximately 585,000 square feet of space, are owned by the Company; an additional property, representing approximately 150,000 square feet of space, is leased. In addition, the Company and its subsidiaries conduct certain international operations outside of the United States, located in the United Kingdom, Canada, Japan, Australia and Korea, in leased facilities comprising approximately 165,000 square feet. The Company believes that its facilities currently are adequate to meet its requirements.

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

      In addition, the Company from time to time receives information claiming that products sold by the Company infringe or may infringe patent or other intellectual property rights of third parties. It is possible that one or more claims of potential infringement could lead to litigation, the need to obtain licenses, the need to alter a product to avoid infringement, or some other action or loss by the Company.

      On July 24, 2000, Bridgestone Sports Co., Ltd. (“Bridgestone”) filed a complaint for patent infringement in the United States District Court for the Northern District of Georgia, Civil Action No. 00-CV-1871, against Callaway Golf Company, Callaway Golf Ball Company (collectively “Callaway Golf”), and a golf retailer located in Georgia (the “U.S. Action”). On October 13, 2000, Bridgestone and the retailer defendant entered into a consent judgment discontinuing the action against the retailer. On December 14, 2000, Bridgestone filed an action in the Tokyo, Japan District Court asserting patent infringement against Callaway Golf’s wholly-owned subsidiary, Callaway Golf K.K., based on its sale of Rule 35 Softfeel golf balls in Japan (the “Japan Action”). On October 9, 2001, the Company and Bridgestone announced that they signed a golf ball patent license agreement permitting the Company to use a number of Bridgestone’s three-piece golf ball patents worldwide. As a result of the license agreement, the U.S. Action and Japan Action were dismissed.

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

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas Inc., d/b/a MaxFli (“MaxFli”), for infringement of a golf ball aerodynamics patent owned by the Company. On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that a former MaxFli employee now working for the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking damages in an unspecified amount and injunctive relief.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of December 31, 2001. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Securities Holders.

      None.

Executive Officers of the Registrant

      Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held

Ronald A. Drapeau	55	Chairman, President and Chief Executive Officer
Richard C. Helmstetter	60	Senior Executive Vice President, Chief of New Products
Steven C. McCracken	51	Senior Executive Vice President, Chief Legal Officer and Secretary
Bradley J. Holiday	48	Executive Vice President and Chief Financial Officer
Michael W. McCormick	39	Executive Vice President, Global Sales
Robert A. Penicka	39	Executive Vice President, Manufacturing
Ian B. Rowden	42	Executive Vice President and Chief Marketing Officer

      Ronald A. Drapeau, is Chairman, President and Chief Executive Officer of the Company. Prior to becoming President and Chief Executive Officer in May 2001, Mr. Drapeau served as Senior Executive Vice President, Manufacturing of the Company since February 1999. He was President and Chief Executive Officer of Odyssey Golf, Inc., a wholly-owned subsidiary of the Company, from August 1997 until its dissolution in December 1999. Mr. Drapeau served as Executive Vice President of the Company from August 1997 to February 1999, and served as a consultant to the Company from November 1996 to August 1997. From April 1993 to September 1996, Mr. Drapeau served as Chief Executive Officer of Lynx Golf, Inc., a subsidiary of Zurn Industries, Inc., and served as Senior Vice President and Chief Financial Officer of Zurn Industries, Inc. from 1992 to 1993. He is a 1969 graduate of Bentley College.

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

      Bradley J. Holiday, is Executive Vice President and Chief Financial Officer of the Company and has served in such capacity since August 2000. Mr. Holiday most recently served as Vice President — Financial Planning & Analysis for Gateway, Inc. Prior to Gateway, Inc., Mr. Holiday was with Nike, Inc. in various capacities beginning in April 1993, including Chief Financial Officer — Golf Company, where he directed all global financial initiatives and strategic planning for Nike, Inc.’s golf business. Prior to Nike, Inc., Mr. Holiday served in various financial positions with Pizza Hut, Inc. and General Mills, Inc. Mr. Holiday has a MBA in Finance from the University of St. Thomas and a BS in Accounting from Iowa State University.

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

      Robert A. Penicka, is Executive Vice President, Manufacturing of the Company and has served in such capacity since June 2001. Prior to becoming Executive Vice President, Manufacturing, Mr. Penicka served as Senior Vice President, Golf Ball Manufacturing from December 2000 until June 2001. He previously held the positions of Senior Vice President of Golf Ball Manufacturing, Senior Vice President of Golf Club Manufacturing and Vice President of Manufacturing Technology. Mr. Penicka joined Callaway Golf in 1997 when the Company acquired Odyssey Golf. At Odyssey Golf, Mr. Penicka served as Vice President of Manufacturing, based in Chicago. Prior to entering the golf business, he spent eight years with General Electric Company and six years at Harman International Industries in Indianapolis as Vice President of Manufacturing for its automotive OEM business. Mr. Penicka graduated from Ohio State University in 1984.

      Ian B. Rowden, is Executive Vice President and Chief Marketing Officer of the Company and has served in such capacity since September 2001. Prior to becoming Chief Marketing Officer, Mr. Rowden served as Executive Vice President, Global Advertising since October 2000. Prior to joining Callaway Golf, Mr. Rowden served as Vice President and Director of Worldwide Advertising for The Coca-Cola Company in Atlanta. Prior to moving to Atlanta with Coca-Cola in 1996, Mr. Rowden served as Vice President of Marketing for Coca-Cola’s China Division in Hong Kong from 1993 to 1995. He began his career with the Coca-Cola Company in Australia in the early 1980s, holding various sales and marketing positions. Mr. Rowden left Coca-Cola in 1988 to serve as General manager, Marketing of the Power Brewing Company in Brisbane and later became a director and managing partner of DDB Needham, Sydney. He returned to Coca-Cola in 1992 as Vice President of Marketing for the Company’s South Pacific Region based in Sydney Australia.

      Information with respect to the Company’s employment agreements with Messrs. Drapeau, Helmstetter, McCracken, McCormick and Rowden is contained in the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers — Employment Agreements and Termination of Employment Arrangements,” as filed with the Securities and Exchange Commission on March 21, 2002 pursuant to Regulation 14A, which information is incorporated herein by this reference. In addition, the Company currently has employment agreements with Messrs. Holiday and Penicka for terms expiring on December 31, 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

      Information in response to Item 5 is contained on page 59 of the Company’s 2001 Annual Report to Shareholders, which information is incorporated herein by this reference and is included as part of Exhibit 13.1 to this Form 10-K.

Item 6.     Selected Financial Data.

      Information in response to Item 6 is contained on page 28 of the Company’s 2001 Annual Report to Shareholders, which information is incorporated herein by this reference and is included as part of Exhibit 13.1 to this Form 10-K.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation.

      Information in response to Item 7 is contained on pages 29 through 37 of the Company’s 2001 Annual Report to Shareholders, which information is incorporated herein by this reference and is included as part of Exhibit 13.1 to this Form 10-K.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

      Information in response to Item 7A is contained on pages 37 through 38 of the Company’s 2001 Annual Report to Shareholders, which information is incorporated herein by this reference and is included as part of Exhibit 13.1 to this Form 10-K.

Item 8.     Financial Statements and Supplementary Data.

      Information in response to Item 8 is contained on pages 39 though 57 of the Company’s 2001 Annual Report to Shareholders, which information is incorporated herein by this reference and is included as part of Exhibit 13.1 to this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Information in response to Item 9 is contained on page 58 of the Company’s 2001 Annual Report to Shareholders, which information is incorporated herein by this reference and is included as part of Exhibit 13.1 to this Form 10-K.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 4 of this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

      The information required by Item 10 has been included in the Company’s definitive Proxy Statement under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” as filed with the Commission on March 21, 2002 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.     Executive Compensation.

      The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this Report. Information required by Item 11 has been included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers,” “Report of the Compensation and Management Succession Committee and the Stock Option Committee (Employee Plans) of the Board of Directors,” “Performance Graph” and “Board of Directors,” as filed with the Commission on March 21, 2002 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      The information required by Item 12 has been included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” as filed with the Commission on March 21, 2002 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 13.     Certain Relationships and Related Transactions.

      The information required by Item 13 has been included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers — Compensation Committee Interlocks and Insider Participation” as filed with the Commission on March 21, 2002 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this report:

      1.     Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are incorporated by reference to pages 39 through 57 of the 2001 Annual Report to Shareholders:

      Consolidated Balance Sheets at December 31, 2001 and 2000

Consolidated Statements of Operations for the three years ended December 31, 2001

Consolidated Statements of Cash Flows for the three years ended December 31, 2001

Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2001

Notes to Consolidated Financial Statements

Reports of Independent Public Accountants

      2.     Financial Statement Schedule.

Reports of Independent Public Accountants on Financial Statement Schedule

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

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).
3.2	First Amended and Restated Bylaws, effective August 17, 2001, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

4.2	Rights Agreement by and between the Company and Chemical Mellon Shareholder Services as Rights Agent dated as of June 21, 1995, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
4.3	First Amendment to Rights Agreement, effective June 22, 2001, by and between Callaway Golf Company and Mellon Investor Services, LLC.†
4.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
Executive Compensation Contracts/Plans
10.1	Executive Officer Employment Agreement, entered into as of September 1, 2000, between the Company and Ronald A. Drapeau, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000 (file no. 1-10962).
10.2	First Amendment to Executive Officer Employment Agreement, effective May 15, 2001, by and between the Company and Ronald A. Drapeau, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).
10.3	Executive Officer Employment Agreement, entered into as of January 1, 2000, by and between the Company and Ely Callaway, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).
10.4	First Amendment to Executive Officer Employment Agreement, effective as of November 13, 2000, by and between the Company and Ely Callaway, incorporated herein by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).
10.5	Executive Officer Employment Agreement by and between the Company and Richard Helmstetter entered into as of January 1, 1998, incorporated herein by this reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998 (file no. 1-10962).
10.6	Executive Officer Employment Agreement, entered into as of September 1, 2000, between the Company and Steven C. McCracken, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000 (file no. 1-10962).
10.7	Executive Officer Employment Agreement, entered into as of July 13, 2000, between the Company and Bradley J. Holiday, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000 (file no. 1-10962).
10.8	Executive Officer Employment Agreement, entered into as of September 1, 2000, between the Company and Michael W. McCormick, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000 (file no. 1-10962).
10.9	Executive Officer Employment Agreement, entered into as of June 1, 2001, by and between the Company and Robert A. Penicka, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 14, 2001 (file no. 1-10962).
10.10	Executive Officer Employment Agreement, entered into as of September 1, 2000, between Callaway Golf Europe Ltd., a United Kingdom corporation and wholly-owned subsidiary of the Company, and Ian B. Rowden, incorporated herein by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).

10.11	Assignment of and First Amendment to Executive Officer Employment Agreement entered into as of October 16, 2000 between the Company and Ian B. Rowden, incorporated herein by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).
10.12	Executive Officer Employment Agreement, entered into as of January 1, 2000, between the Company and Charles J. Yash, incorporated herein by this reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Commission on December 31, 1999 (file no. 1-10962).
10.13	First Amendment to Executive Officer Employment Agreement, effective November 13, 2000, by and between the Company and Charles J. Yash, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the Commission on May 15, 2001 (file no. 1-10962).
10.14	Stock Option Agreement by and between the Company and Charles J. Yash dated as of May 10, 1996, incorporated herein by this reference to the corresponding exhibit in the Company’s Registration Statement on Form S-8, as filed with the Commission on July 11, 1996 (file no. 333-5721).
10.15	Resignation and Consulting Agreement with Mutual Releases, entered into as of May 31, 2001, by and between the Company and Charles J. Yash, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 14, 2001 (file no. 1-10962).
10.16	Release by Charles J. Yash, effective May 31, 2001, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 14, 2001 (file no. 1-10962).
10.17	Employment Agreement, entered into as of January 1, 2000, between the Company and Bruce Parker, incorporated herein by this reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Commission on December 31, 1999 (file no. 1-10962).
10.18	Form of Tax Indemnification Agreement, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
10.19	Amendment No. 1 to Form of Tax Indemnification Agreement, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1996, as filed with the Commission on November 13, 1996 (file no. 1-10962).
10.20	Callaway Golf Company Executive Deferred Compensation Plan (as amended and restated, effective August 22, 2000), incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000 (file no. 1-10962).
10.21	Callaway Golf Company 1998 Executive Non-Discretionary Bonus Plan, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, as filed with the Commission on May 15, 1997 (file no. 1-10962).
10.22	1991 Stock Incentive Plan (as amended and restated August 2000).†
10.23	Amended and Restated 1996 Stock Option Plan (as amended and restated May 3, 2000), incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).
10.24	Callaway Golf Company 1998 Stock Incentive Plan (as amended and restated August 2000).†
10.25	Callaway Golf Company Non-Employee Directors Stock Option Plan (as amended and restated August 2000).†
10.26	Callaway Golf Company 2001 Non-Employee Directors Stock Option, incorporated herein by this reference to Appendix A to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on March 27, 2000 (file no. 1-10962).

10.27	Indemnification Agreement by and between Callaway Golf Company and William C. Baker dated as of July 1, 1999, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
10.28	Indemnification Agreement, effective June 7, 2001, by and between the Company and Ronald S. Beard, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).
10.29	Indemnification Agreement by and between Callaway Golf Company and Vernon E. Jordan, Jr. dated as of July 1, 1999, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
10.30	Indemnification Agreement by and between Callaway Golf Company and Yotaro Kobayashi dated as of July 1, 1999, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
10.31	Indemnification Agreement by and between Callaway Golf Company and Aulana L. Peters dated as of July 1, 1999, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
10.32	Indemnification Agreement by and between Callaway Golf Company and Richard L. Rosenfield dated as of July 1, 1999, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
10.33	Indemnification Agreement by and between Callaway Golf Company and William A. Schreyer dated as of July 1, 1999, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
Other Contracts
10.34	Master Energy Purchase and Sale Agreement and related Confirmation letter, each entered into as of April 12, 2001, by and between Enron Energy Services, Inc. and the Company, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 14, 2001 (file no. 1-10962).
10.35	Amended and Restated Credit Agreement dated as of February 10, 1999, among Callaway Golf Company, as Borrower, the other credit parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time and General Electric Capital Corporation, as Agent and Lender, incorporated herein by this reference to the corresponding exhibit to the Company’s Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).
10.36	First Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2000, by and among Callaway Golf Company, the other credit parties signatory to the Amended and Restated Credit Agreement, the lenders signatory to this Amendment, and General Electric Corporation, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Commission on May 15, 2000 (file no. 1-10962).
10.37	Second Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated December 29, 2000, by Callaway Golf Company, the other credit parties to the Amended and Restated Credit Agreement, the lenders signatory to this Amendment and General Electric Company, incorporated herein by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).

10.38	Third Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of March 19, 2001, by Callaway Golf Company, the other credit parties to the Amended and Restated Credit Agreement, the lenders signatory to this Amendment and General Electric Company, incorporated herein by reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the Commission on May 15, 2001 (file no. 1-10962).
10.39	Receivables Transfer Agreement dated as of February 10, 1999, by and among Callaway Golf Sales Company and Odyssey Golf, Inc, incorporated herein by this reference to the corresponding exhibit to the Company’s Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).
10.40	Receivables Transfer Agreement dated as of February 10, 1999, by and among Callaway Golf Company, as Parent Guarantor, Callaway Golf Sales Company, as the CGS Originator and as Servicer, and Golf Funding Corporation, incorporated herein by this reference to the corresponding exhibit to the Company’s Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).
10.41	Receivables Purchase and Servicing Agreement dated as of February 10, 1999, by and among Golf Funding Corporation, as Seller, Redwood Receivables Corporation, as Purchaser, Callaway Golf Sales Company, as Servicer, and General Electric Capital Corporation, as Operating Agent and Collateral Agent, incorporated herein by this reference to the corresponding exhibit to the Company’s Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).
10.42	First Amendment to Receivables Transfer Agreement, dated as of April 28, 2000, among Callaway Golf Sales Company, Callaway Golf Company and Golf Funding Corporation, Redwood Receivables Corporation and General Electric Corporation, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Commission on May 15, 2000 (file no. 1-10962).
10.43	Second Amendment and Limited Waiver to Receivables Transfer Agreement and First Amendment to Annex X, dated December 29, 2000, by and among Callaway Golf Sales Company, Callaway Golf Company, Callaway Golf Funding Corporation, Redwood Receivables Corporation, and General Electric Corporation, incorporated herein by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).
10.44	Limited Waiver to Receivables Transfer Agreement, dated as of March 19, 2001, by and among Callaway Golf Funding, the Company, Callaway Golf Sales Company, Redwood Receivables Corporation and General Electric Corporation, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the Commission on May 15, 2001 (file no. 1-10962).
10.45	Trust Agreement between Callaway Golf Company and Sanwa Bank California, as Trustee, for the benefit of participating employees, dated July 14, 1995, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Commission on November 14, 1995 (file no. 1-10962).
10.46	Amendment No. 1 to Trust Agreement, effective as of June 29, 2001, by Callaway Golf Company with the consent of Arrowhead Trust Incorporated.†
10.47	Assignment and Assumption Agreement, effective as of April 24, 2000, by and among Callaway Golf Company, Sanwa Bank California and Arrowhead Trust Incorporated, incorporated herein by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).
10.48	Loan Forgiveness Agreement effective as of March 8, 1999, by and among Callaway Golf Company and Callaway Golf Media Ventures, LLC., incorporated herein by this reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).

10.49	Membership Interest Purchase Agreement effective as of March 8, 1999, by and among Callaway Golf Company and Callaway Editions, Inc., incorporated herein by this reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).
10.50	Loan Termination Agreement effective as of March 10, 1999, by and among Callaway Golf Company and Callaway Golf Media Ventures, LLC., incorporated herein by this reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).
10.51	Trademark License Agreement effective as of March 9, 1999, by and between Callaway Golf Company and Callaway Golf Media Ventures, LLC., incorporated herein by this reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).
13.1	Portions of the Company’s 2001 Annual Report to Shareholders (with the exception of the information incorporated by reference specifically in this Report on Form 10-K, the 2001 Annual Report to Shareholders is not deemed to be filed as a part of this Report on Form 10-K).†
16.1	Letter dated June 19, 2001 from PricewaterhouseCoopers LLP to the Commission, incorporated herein by this reference to the corresponding exhibit to the Company’s Current Report on Form 8-K dated June 15, 2002, as filed with the Commission on June 20, 2001 (file no. 1-10962).
21.1	List of Subsidiaries.†
23.1	Consent of Arthur Andersen LLP.†
23.2	Consent of PricewaterhouseCoopers LLP.†
24.1	Form of Power of Attorney.†
99.1	Letter dated March 21, 2002 from the Company to the Commission.†

† Included in this Report

      (b) Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ RONALD A. DRAPEAU

Ronald A. Drapeau
Chairman, President and Chief Executive Officer

Date: March 20, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities, and as of the dates, indicated.

Signature	Title	Dated as of

Principal Executive Officer:
/s/ RONALD A. DRAPEAU Ronald A. Drapeau	Chairman of the Board, President and Chief Executive Officer	March 20, 2002

Principal Financial Officer:
/s/ BRADLEY J. HOLIDAY Bradley J. Holiday	Executive Vice President and Chief Financial Officer	March 20, 2002

Principal Accounting Officer:
/s/ DENNIS R. SECOR Dennis R. Secor	Vice President and Controller	March 20, 2002

Directors:
* William C. Baker	Director	March 20, 2002
* Ronald S. Beard	Director	March 20, 2002
* Vernon E. Jordan, Jr.	Director	March 20, 2002
* Yotaro Kobayashi	Director	March 20, 2002
* Richard L. Rosenfield	Director	March 20, 2002
*By: /s/ BRADLEY J. HOLIDAY Bradley J. Holiday, Attorney-in-fact

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Callaway Golf Company:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements as of and for the year ended December 31, 2001 included in Exhibit 13.1 of this Form 10-K, and have issued our report thereon dated January 15, 2002 (except with respect to the matter discussed in Note 17, as to which the date is February 11, 2002). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. The information in the schedule as of and for the year ended December 31, 2001 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

San Diego, California
January 15, 2002

To the Board of Directors

of Callaway Golf Company:

      Our audits of the consolidated financial statements referred to in our report dated March 19, 2001 appearing in the 2001 Annual Report to Shareholders of Callaway Golf Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Diego, California
March 19, 2001

SCHEDULE II

CALLAWAY GOLF COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Three Year Period Ended December 31, 2001

				Valuation
	Allowance	Reserve	Reserve	Allowance
	for	for	for	for
	Doubtful	Obsolete	Warranty	Deferred
Date	Accounts	Inventory	Expense	Tax Asset

	(Dollars in thousands)
Balance, December 31, 1998	$9,939	$36,848	$35,815	$1,759

Provision	655	2,649	18,023	2,919
Write-off, net	(5,303)	(24,503)	(17,733)	(488)

Balance, December 31, 1999	5,291	14,994	36,105	4,190

Provision	4,615	3,372	17,675	135
Write-off, net	(3,679)	(10,646)	(14,417)	(2,971)

Balance, December 31, 2000	6,227	7,720	39,363	1,354

Provision	(412)	4,392	9,527	1,459
Write-off, net	(658)	(4,976)	(14,026)	(49)

Balance, December 31, 2001	$5,157	$7,136	$34,864	$2,764

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

4.3	First Amendment to Rights Agreement, effective June 22, 2001, by and between Callaway Golf Company and Mellon Investor Services, LLC.
10.22	1991 Stock Incentive Plan (as amended and restated August 2000).
10.24	Callaway Golf Company 1998 Stock Incentive Plan (as amended and restated August 2000).
10.25	Callaway Golf Company Non-Employee Directors Stock Option Plan (as amended and restated August 2000).
10.46	Amendment No. 1 to Trust Agreement, effective as of June 29, 2001, by Callaway Golf Company with the consent of Arrowhead Trust Incorporated.
13.1	Portions of the Company’s 2001 Annual Report to Shareholders (with the exception of the information incorporated by reference specifically in this Report on Form 10-K, the 2001 Annual Report to Shareholders is not deemed to be filed as a part of this Report on Form 10-K).
21.1	List of Subsidiaries.
23.1	Consent of Arthur Andersen LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
24.1	Form of Power of Attorney.
99.1	Letter dated March 21, 2002 from the Company to the Commission.