Form 10-Q
period 2002-03-31
CALLAWAY GOLF CO /CA
filed 2002-05-10
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number 1-10962

Callaway Golf Company

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3797580 (I.R.S. Employer Identification No.)

2180 Rutherford Road, Carlsbad, CA 92008

(760) 931-1771
(Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 30, 2002 was 78,424,627.

Important Notice: Statements made in this report that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see Part I, Item 2, “Certain Factors Affecting Callaway Golf Company” of this report, as well as the Company’s other periodic reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

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

CALLAWAY GOLF COMPANY

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,924	$84,263
Marketable securities	540	6,422
Accounts receivable, net	182,359	48,653
Inventories, net	148,278	167,760
Deferred taxes	26,867	27,266
Other current assets	14,731	20,327

Total current assets	439,699	354,691
Property, plant and equipment, net	131,716	133,250
Intangible assets, net	120,716	121,313
Deferred taxes	20,207	20,282
Other assets	19,340	18,066

	$731,678	$647,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$63,623	$38,261
Accrued employee compensation and benefits	22,064	25,301
Accrued warranty expense	34,933	34,864
Note payable, current portion	2,566	2,374
Income taxes payable	25,964	1,074

Total current liabilities	149,150	101,874
Long-term liabilities:
Deferred compensation	6,989	8,297
Energy derivative valuation account	19,922	19,922
Note payable, net of current portion	2,391	3,160
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 83,358,177 and 82,694,173 issued at March 31, 2002 and December 31, 2001, respectively	834	827
Paid-in capital	428,105	419,541
Unearned compensation	(158)	(211)
Retained earnings	414,585	388,609
Accumulated other comprehensive loss	(4,473)	(4,399)
Less: Grantor Stock Trust held at market value, 10,439,444 shares and 10,764,690 shares at March 31, 2002 and December 31, 2001, respectively	(200,959)	(206,144)
Less: Common Stock held in treasury, at cost, 4,989,000 shares and 4,939,000 shares at March 31, 2002 and December 31, 2001, respectively	(84,708)	(83,874)

Total shareholders’ equity	553,226	514,349

	$731,678	$647,602

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2002		2001

Net sales	$256,380	100%	$261,365	100%
Cost of goods sold	127,957	50%	124,458	48%

Gross profit	128,423	50%	136,907	52%

Operating expenses:
Selling	57,270	22%	53,246	20%
General and administrative	13,420	5%	19,850	8%
Research and development	7,882	3%	8,933	3%

Total operating expenses	78,572	31%	82,029	31%

Income from operations	49,851	19%	54,878	21%
Other (expense) income, net	(83)		930

Income before provision for income taxes	49,768	19%	55,808	21%
Provision for income taxes	19,074		21,733

Net income	$30,694	12%	$34,075	13%

Earnings per common share:
Basic	$0.46		$0.49
Diluted	$0.45		$0.47

Weighted-average shares outstanding:
Basic	67,345		70,010
Diluted	68,619		72,453

Dividends paid per share	$0.07		$0.07

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income	$30,694	$34,075
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,412	9,050
Loss on disposal of assets	201	1,018
Non-cash compensation	171	342
Tax benefit from exercise of stock options	1,686	8,516
Net non-cash foreign currency hedging gains	(715)	(1,002)
Deferred taxes	(1)	610
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(133,774)	(103,858)
Inventories, net	19,195	1,375
Other assets	5,770	9,743
Accounts payable and accrued expenses	21,740	27,330
Accrued employee compensation and benefits	(3,013)	(1,819)
Accrued warranty expense	69	267
Income taxes payable	24,949	7,481
Other liabilities	2,610	(1,456)

Net cash used in operating activities	(22,006)	(8,328)

Cash flows from investing activities:
Net proceeds from (investment in) marketable securities	5,882	(10,218)
Business acquisitions, net of cash acquired	(8)	(952)
Capital expenditures	(7,627)	(8,564)
Proceeds from sales of property and equipment	860	13

Net cash used in investing activities	(893)	(19,721)

Cash flows from financing activities:
Issuance of Common Stock	11,952	30,886
Dividends paid, net	(4,718)	(5,282)
Acquisition of Treasury Stock	(834)	—
Payments on note payable	(578)	—

Net cash provided by financing activities	5,822	25,604

Effect of exchange rate changes on cash	(262)	(2,096)

Net decrease in cash and cash equivalents	(17,339)	(4,541)
Cash and cash equivalents at beginning of period	84,263	102,596

Cash and cash equivalents at end of period	$66,924	$98,055

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)
(In thousands)

						Accumulated
	Common Stock					Other		Treasury Stock
			Paid-in	Unearned	Retained	Comprehensive					Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	GST	Shares	Amount	Total	Income

Balance, December 31, 2001	82,694	$827	$419,541	$(211)	$388,609	$(4,399)	$(206,144)	(4,939)	$(83,874)	$514,349

Exercise of stock options	661	7	7,873	—	—	—	901	—	—	8,781
Tax benefit from exercise of stock options	—	—	1,686	—	—	—	—	—	—	1,686
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(50)	(834)	(834)
Compensatory stock and stock options	—	—	118	53	—	—	—	—	—	171
Employee stock purchase plan	3	—	(2,131)	—	—	—	5,302	—	—	3,171
Cash dividends paid	—	—	—	—	(4,718)	—	—	—	—	(4,718)
Adjustment of GST shares to market value	—	—	1,018	—	—	—	(1,018)	—	—	—
Foreign currency translation	—	—	—	—	—	(1,072)	—	—	—	(1,072)	$(1,072)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	998	—	—	—	998	998
Net income	—	—	—	—	30,694	—	—	—	—	30,694	30,694

Balance, March 31, 2002	83,358	$834	$428,105	$(158)	$414,585	$(4,473)	$(200,959)	(4,989)	$(84,708)	$553,226	$30,620

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

      The accompanying financial information for the three months ended March 31, 2002 and 2001 has been prepared by Callaway Golf Company (the “Company”) and has not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. Interim operating results are not necessarily indicative of operating results for the full year.

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

2. Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121’s fundamental provisions for (a) recognition/ measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/ reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30 for segments of a business to be disposed of but retains APB Opinion No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 became effective for the Company beginning January 1, 2002. Adoption of SFAS No. 144 as of January 1, 2002 did not have a material impact on the Company’s results of operations or financial position.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment. In addition, SFAS No. 142 requires that acquired intangible assets be separately identified and amortized over their individual useful lives. The Company was required to adopt these statements beginning January 1, 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill and other intangible assets with indefinite lives that were being amortized over periods ranging from five to forty years. Other intangible assets with indefinite lives include trademark, trade name and trade dress. At March 31, 2002, the carrying value of unamortized goodwill and other intangible assets with indefinite lives was $16.7 million and $88.6 million, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

      The following summarizes what net income would have been had SFAS No. 142 been adopted over the entire reporting period, adjusted for taxes (in thousands, except for per share amounts):

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Reported net income	$30,694	$34,075
Trade name amortization	—	261
Trade mark amortization	—	112
Goodwill	—	490

Pro forma net income	$30,694	$34,938

Basic earnings per share:
Reported net income	$0.46	$0.49
Trade name amortization	—	0.00
Trade mark amortization	—	0.00
Goodwill amortization	—	0.01

Pro forma net income	$0.46	$0.50

Diluted earnings per share:
Reported net income	$0.45	$0.47
Trade name amortization	—	0.00
Trade mark amortization	—	0.00
Goodwill amortization	—	0.01

Pro forma net income	$0.45	$0.48

3. Marketable Securities

      The Company classifies its marketable securities as available-for-sale. These securities consist of equity securities and are recorded at fair value based on quoted market prices, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses on securities sold are determined based on the specific identification method and are included in interest and other income, net.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Inventories

      Inventories are summarized below (in thousands):

	March 31,	December 31,
	2002	2001

	(Unaudited)
Raw materials	$69,103	$67,336
Work-in-process	956	2,179
Finished goods	85,111	105,381

	155,170	174,896
Less reserve for obsolescence	(6,892)	(7,136)

	$148,278	$167,760

5. Debt

      The Company has a revolving credit facility of up to $120.0 million (the “Amended Credit Agreement”). The Amended Credit Agreement is secured by substantially all of the assets of the Company and expires in February 2004. The Amended Credit Agreement bears interest at the Company’s election at the London Interbank Offering Rate (“LIBOR”) plus a margin or the higher of the base rate on corporate loans at large U.S. money center commercial banks (prime rate), or the Federal Funds Rate plus 50 basis points. The Amended Credit Agreement includes a dividend payment restriction and requires the Company to maintain certain minimum financial ratios, including a fixed charge coverage ratio, as well as other restrictive covenants. The Company was in compliance with such covenants at March 31, 2002. As of March 31, 2002, $120.0 million of the credit facility remained available for borrowings, subject to meeting certain availability requirements under a borrowing base formula and other limitations.

      In April 2001, the Company entered into a note payable in the amount of $7.5 million as part of a licensing agreement for patent rights. The unsecured, interest-free note payable matures on December 31, 2003 and is payable in quarterly installments. The total amounts payable in 2002 and 2003 are $2.7 million and $3.3 million, respectively. The present value of the note payable at issuance totaled $6.7 million using an imputed interest rate of approximately 7%. The Company recorded interest expense of $97,000 for the three months ended March 31, 2002.

6. Accounts Receivable Securitization

      The Company’s wholly-owned subsidiary, Callaway Golf Sales Company, sells trade receivables on an ongoing basis to its wholly-owned subsidiary, Golf Funding Corporation (“Golf Funding”). Pursuant to an agreement with a securitization company (the “Accounts Receivable Facility”), Golf Funding, in turn, can sell such receivables to the securitization company on an ongoing basis, which could yield proceeds of up to $80.0 million, subject to meeting certain availability requirements under a borrowing base formula and other limitations. Golf Funding’s sole business is the purchase of trade receivables from Callaway Golf Sales Company. Golf Funding is a separate corporate entity with its own separate creditors, which in the event of its liquidation would be entitled to be satisfied out of Golf Funding’s assets prior to any value in Golf Funding becoming available to the Company. The Accounts Receivable Facility expires in February 2004. Under the Accounts Receivable Facility, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of March 31, 2002, no amount was outstanding under the Accounts Receivable Facility.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Earnings Per Share

      A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three months ended March 31, 2002 and 2001 is presented below (in thousands).

	Three Months
	Ended
	March 31,

	2002	2001

	(Unaudited)
Weighted-average shares outstanding:
Weighted-average shares outstanding — Basic	67,345	70,010
Dilutive securities	1,274	2,443

Weighted-average shares outstanding — Diluted	68,619	72,453

      For the three months ended March 31, 2002 and 2001, options outstanding totaling 8,070,000 and 6,187,000, respectively, were excluded from the calculations, as their effect would have been antidilutive.

8. Commitments and Contingencies

     Equipment Purchase

      In December 1998, the Company entered into a master lease agreement for the acquisition and lease of machinery and equipment utilized in the Company’s golf ball operations. By December 31, 1999, the Company had finalized its lease program and leased $50.0 million of equipment under the operating lease. On February 11, 2002, pursuant to the master lease agreement, the Company notified the lessor of its election to purchase the leased equipment in August 2002 which is the end of the initial lease term. As of March 31, 2002, the estimated purchase price was $48.8 million. During the first quarter of 2002, the Company began accruing the estimated difference between the total cost to purchase the equipment and the estimated fair value of the equipment. This deficiency is being accrued using the straight-line method over the remaining term of the lease and resulted in a charge recorded in cost of goods sold of $1.3 million for the three months ended March 31, 2002.

Supply of Electricity and Energy Contracts

      In the second quarter of 2001, the Company entered into an agreement with Pilot Power Group, Inc. (“Pilot Power”) as the Company’s energy service provider and in connection therewith entered into a long-term, fixed-priced, fixed-capacity, energy supply contract (“Enron Contract”) with Enron Energy Services, Inc. (“EESI”), a subsidiary of Enron Corporation, as part of a comprehensive strategy to ensure the uninterrupted supply of energy while capping electricity costs in the volatile California energy market. The Enron Contract provided, subject to the other terms and conditions of the contract, for the Company to purchase nine megawatts of energy per hour from June 1, 2001 through May 31, 2006 (394,416 megawatts over the term of the contract). The total purchase price for such energy over the full contract term was approximately $43.5 million.

      At the time the Company entered into the Enron Contract, nine megawatts per hour was in excess of the amount the Company expected to be able to use in its operations. The Company agreed to purchase this amount, however, in order to obtain a more favorable price than the Company could have obtained if the Company had purchased a lesser quantity. The Company expected to be able to sell any excess supply through Pilot Power.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

      On November 29, 2001, the Company notified EESI that, among other things, EESI was in default of the Enron Contract and that based upon such default, and for other reasons, the Company was terminating the Enron Contract effective immediately. At the time of termination, the contract price for the remaining energy to be purchased under the Enron Contract through May 2006 was approximately $39.1 million.

      On November 30, 2001, EESI notified the Company that it disagreed that it was in default of the Enron Contract and that it was prepared to deliver energy pursuant to the Enron Contract. On December 2, 2001, EESI, along with Enron Corporation and numerous other related entities, filed for bankruptcy. Since November 30, 2001, the parties have not been operating under the Enron Contract and Pilot Power has been providing energy to the Company from alternate suppliers.

      As a result of the Company’s notice of termination to EESI, and certain other automatic termination provisions under the Enron Contract, the Company believes that the Enron Contract has been effectively and appropriately terminated. There can be no assurance that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

Legal Matters

      On April 6, 2001, a complaint was filed against Callaway Golf Company and Callaway Golf Sales Company (collectively, the “Company”), in the Circuit Court of Sevier County, Tennessee, Case No. 2001-241-IV. The complaint seeks to assert a class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased selected Callaway Golf products on or after March 30, 2000. Specifically, the complaint alleges that the Company adopted a New Product Introduction Policy governing the introduction of certain of the Company’s new products in violation of Tennessee and Kansas antitrust and consumer protection laws. The plaintiff is seeking damages, restitution and punitive damages. These parties are engaged in discovery.

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”), for infringement of a golf ball aerodynamics patent owned by the Company. On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that a former MaxFli employee now working for the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking damages in an unspecified amount and injunctive relief. Both parties have recently amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. The parties are engaged in discovery.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2002. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Vendor Arrangements

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

      The Company has entered into long-term purchase agreements for various key raw materials. The purchase commitments covered by these agreements aggregate approximately $4.0 million per year for 2002 and 2003.

9. Segment Information

      The Company’s operating segments are organized on the basis of products and include golf clubs and golf balls. The Golf Clubs segment for the periods indicated below consists of Callaway Golf® carbon composite, titanium and stainless steel woods; Callaway Golf® titanium and stainless steel irons; Callaway Golf® wedges and Odyssey putters; and golf accessories such as golf bags, golf gloves, golf headwear, travel covers and bags, golf towels and golf umbrellas. The Golf Balls segment consists of golf balls that are designed, manufactured and marketed by the Company.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

      The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Net sales
Golf clubs	$234,274	$249,839
Golf balls	22,106	11,526

	$256,380	$261,365

Income (loss) before provision for income taxes
Golf clubs	$64,561	$74,456
Golf balls	(4,596)	(6,067)
Reconciling items(1)	(10,197)	(12,581)

	$49,768	$55,808

Additions to long-lived assets
Golf clubs	$6,896	$7,519
Golf balls	731	1,045

	$7,627	$8,564

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

10. Derivatives and Hedging

      The Company uses derivative financial instruments to manage its exposures to foreign exchange rates. The Company also utilized a derivative commodity instrument to manage its exposure to electricity rates in the volatile California energy market during the period of June 2001 through November 2001. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

     Foreign Currency Exchange Contracts

      The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated intercompany sales of inventory denominated in foreign currencies, payments due on intercompany transactions from certain wholly-owned foreign subsidiaries, and anticipated sales by the Company’s wholly-owned European subsidiary for certain euro-denominated transactions. Hedged transactions are denominated primarily in British Pounds, Euros, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

comply with established company risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to the extent considered necessary to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within twelve months from their inception.

      At March 31, 2002 and 2001, the Company had approximately $141.5 million and $144.4 million, respectively, of foreign exchange contracts outstanding. Of the total contracts outstanding at March 31, 2002 and 2001, approximately $63.0 million and $70.8 million, respectively, were designated as cash flow hedges. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At March 31, 2002, the net fair value of foreign currency-related derivatives designated as cash flow hedges or fair value hedges were recorded as net current assets of $5.9 million.

      For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three months ended March 31, 2002 and 2001, the Company recorded net gains of $1.5 million and $5.1 million, respectively, in accumulated other comprehensive income. For the three months ended March 31, 2002 and 2001, the Company reclassified gains of $0.5 million and $0.5 million, respectively, into earnings related to the release of the effective portion of gains on contracts designated as cash flow hedges. During the three months ended March 31, 2002 and 2001, no gains or losses were reclassified into earnings as a result of the discontinuance of any cash flow hedges.

      As of March 31, 2002, $7.4 million of deferred net gains related to derivative instruments designated as cash flow hedges were included in accumulated other comprehensive income. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from accumulated other comprehensive income into earnings. The Company does not expect that such reclassifications would have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective gain or loss for derivative instruments that are designated and qualify as cash flow hedges is reported in interest and other income, net immediately. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of interest and other income, net. During the three months ended March 31, 2002 and 2001, the Company recorded gains of $0.2 million and $0.5 million, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly. During the three months ended March 31, 2002 and 2001 no amounts were recorded in interest and other income representing the ineffective portion of the Company’s derivative instruments.

      At March 31, 2002 and 2001, the Company had approximately $78.5 million and $73.6 million, respectively, of foreign contracts used to hedge balance sheet exposures outstanding. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized in interest and other income,

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended March 31, 2002 and 2001, the Company recorded $0.2 million of net losses and $3.1 million of net gains, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposure.

     Energy Derivative

      In the second quarter of 2001, the Company entered into a long-term, fixed-price, fixed-capacity, energy supply contract as part of a comprehensive strategy to ensure the uninterrupted supply of electricity while capping costs in the volatile California electricity market. The contract was originally effective through May 2006. This derivative did not qualify for hedge accounting treatment under SFAS No. 133. Therefore, the Company recognized in earnings the changes in the estimated fair value of the contract based on current market rates as unrealized energy derivative losses. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. As a result, the Company adjusted the estimated fair value of this contract through the date of termination. As the contract is terminated and neither party to the contract is performing pursuant to the terms of the contract, the terminated contract ceased to represent a derivative instrument in accordance with SFAS No. 133. The Company, therefore, no longer records future valuation adjustments for changes in electricity rates. The Company continues to reflect the derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Any non-cash unrealized gains to be recognized upon extinguishment of the derivative valuation account would be excluded from income from operations.

      As of the date of termination, the derivative valuation account reflected $19.9 million of unrealized losses resulting from changes in estimated fair value of the contract. The fair value of the contract was estimated based on market prices of electricity for the remaining period covered by the contract. The net differential between the contract price and estimated market prices for future periods was applied to the volume stipulated in the contract and discounted on a present value basis to arrive at the estimated fair value of the contract. The estimate of the fair value of the Company’s energy derivative is highly subjective and quoted market rates directly relevant to the Company’s local energy market and for periods extending beyond a 10 to 12-month horizon are not quoted on a traded market. The Company has relied upon near-term market quotations and other market information to determine fair value estimates. In management’s opinion, contract valuation models do not necessarily provide a reliable single measure of the fair value of the energy derivative because there are no quoted market rates directly relevant to the terms of the contract and changes in subjective input assumptions can materially affect the fair value estimates. See Note 8 for a discussion of contingencies related to the termination of the Company’s derivative energy contract.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also Important Notice on inside cover of this report.

Results of Operations

      The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to provisions for warranty, uncollectible accounts receivable, inventory obsolescence, and market value estimates of derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Three-Month Periods Ended March 31, 2002 and 2001

      Net sales decreased 2% to $256.4 million for the three months ended March 31, 2002 as compared to $261.4 million for the comparable period in the prior year. The overall decrease in net sales is primarily due to a decrease in sales of woods, which decreased $47.6 million (31%) in the first quarter of 2002 as compared to the first quarter of 2001. The decrease in wood sales was substantially offset by a $19.2 million (30%) increase in sales of irons, an $11.0 million (95%) increase in sales of golf balls and a net $12.4 million (38%) increase in sales of putters and the Company’s other products, as compared to the first quarter of 2001.

      The Company believes that its overall net sales during the first quarter of 2002 were adversely affected by economic uncertainty as the Company entered the first quarter and by weakness in Japan and other parts of Asia. The Company’s net sales were also adversely affected by competitive pressures in many of the Company’s principal markets and particularly in Japan. In addition, the strength of the U.S. dollar in relation to other foreign currencies had an adverse effect upon the Company’s overall net sales for the first quarter of 2002. As compared to the first quarter of 2001, a decline in foreign currency exchange rates adversely impacted net sales for the first quarter of 2002 by approximately $5.7 million, as measured by applying first quarter 2001 exchange rates to first quarter 2002 net sales. On the other hand, the Company believes that its net sales during the first quarter of 2002 were positively affected by an expanded product line, including the C4 Driver, the Big Bertha Irons and the HX golf balls. The Company also believes that its first quarter net sales benefited from a 6.4% increase in rounds played through February (as reported by Golf Datatech) in the United States and Europe, as compared to the same period last year.

      Net sales information by product category is summarized as follows:

	For the
	Three Months
	Ended
	March 31,		Growth/(Decline)

	2002	2001	Dollars	Percent

Net Sales (dollars in millions):
Woods	$105.6	$153.2	$(47.6)	(31%	)
Irons	83.4	64.2	19.2	30%
Golf Balls	22.5	11.5	11.0	95%
Putters, Accessories and Other	44.9	32.5	12.4	38%

	$256.4	$261.4	$(5.0)	(2%	)

      The $47.6 million (31%) decrease in net sales of woods to $105.6 million represents a decrease in both unit and dollar sales. This decrease was primarily attributable to a decline in sales of the Big Bertha Hawk Eye VFT Titanium Driver and Fairway Woods and ERC II Forged Titanium Driver. This decline was expected as the Company’s products generally sell better in their first year after introduction and 2002 is the second year in the life cycle for these products. These declines were partially offset by the initial sales generated from the January 2002 introduction of the Big Bertha Steelhead III woods and the February 2002 introduction of the Big Bertha C4 driver.

      The $19.2 million (30%) increase in net sales of irons to $83.4 million represents an increase in both unit and dollar sales. The sales growth was due primarily to the January 2002 launch of the Big Bertha Irons, the Hawkeye VFT irons launched in August 2001, and the continuing demand for Steelhead X-14 irons, which are in their third year of sales.

      The $11.0 million (95%) increase in net sales of golf balls to $22.5 million represents an increase in both unit and dollar sales. The first quarter golf ball growth was largely attributable to the expansion of the Company’s golf ball product line offering to three models from only one in the comparable period of the prior year. The Company initially launched the CB1 golf ball in May 2001, the CTU 30 golf ball in November 2001, and the HX golf ball in March 2002. The CTU 30 golf ball is the successor ball to the Rule 35 golf ball, which was the only golf ball sold by the Company during the first quarter of 2001.

      The $12.4 million (38%) increase in sales of putters, accessories and other products is primarily attributable to increased sales of the Company’s Odyssey putters resulting from the January 2002 introduction of the Odyssey White Hot Two-Ball putter combined with sales from the February 2002 launch of Callaway golf gloves.

      Net sales information by regions is summarized as follows:

	For the Three
	Months
	Ended March 31,		Growth/(Decline)

	2002	2001	Dollars	Percent

Net Sales (dollars in millions):
United States	$151.0	$149.1	$3.1	2%
Japan	31.3	41.0	(9.7)	(24%	)
Europe	40.7	37.4	3.3	9%
Rest of Asia	15.6	17.6	(2.0)	(11%	)
Other Foreign Countries	17.8	17.5	0.3	2%

	$256.4	$262.6	$(5.0)	(2%	)

      Net sales in the United States increased $3.1 million (2%) to $151.0 million during the first quarter of 2002 versus the first quarter of 2001. Overall, the Company’s sales in regions outside of the United States decreased $8.1 million (7%) to $105.4 million during the first quarter of 2002 versus the same quarter of 2001. This decrease is primarily attributable to a $9.7 million (24%) decrease in sales in Japan and a $2.0 million (11%) decrease in the Rest of Asia, which includes Korea. This decrease was partially offset by a $3.3 million (9%) increase in Europe and a $0.3 million increase in other regions outside of the United States. The Company’s net sales in regions outside of the United States were also adversely affected by a decline in foreign currency exchange rates. Had exchange rates for the first quarter of 2002 been the same as the first quarter 2001 exchange rates, overall sales in regions outside of the United States would have been approximately 5% higher than reported.

      For the first quarter of 2002, gross profit decreased $8.5 million to $128.4 million from $136.9 million in the first quarter of 2001, and decreased to 50% of net sales in 2002 from 52% in 2001. The Company’s gross profit percentage was negatively impacted by a lower average selling price and an unfavorable shift in club product mix, although such impact was partially offset by a reduction in the Company’s manufacturing labor and overhead expenses as a percent of net sales and improved golf ball profit margins. The improvement in golf ball margins was attributable to increases in sales volume, plant utilization and production yields. These increases were partially offset by the $1.3 million charge related to the purchase of the Company’s golf ball manufacturing equipment (see below Liquidity and Capital Resources).

      Selling expenses increased $4.1 million (8%) in the first quarter of 2002 to $57.3 million from $53.2 million in the comparable period of 2001, or 22% and 20% of net sales, respectively. This increase was primarily due to increased advertising expenses of $3.1 million resulting from an increase in television advertising in 2002 and increases of $1.2 million related to other promotional expenses.

      General and administrative expenses decreased $6.5 million (32%) in the first quarter of 2002 to $13.4 million from $19.9 million in the comparable period of 2001, or 5% and 8% of net sales, respectively. This decrease is mainly attributable to a decrease of $2.9 million in employee costs, a $1.5 million decrease in depreciation and amortization expenses, reduced facility costs of $1.0 million, and a $1.0 million decrease in bad debt expenses.

      Research and development expenses decreased $1.0 million (12%) in the first quarter of 2002 to $7.9 million from $8.9 million in the first quarter of 2001. As a percentage of net sales, the expenses remained constant at 3%. The dollar decrease resulted primarily from a $0.7 million decrease in employee costs.

      Other expenses totaled $0.1 million in the first quarter of 2002 as compared to other income of $0.9 million in the first quarter of 2001. The $1.0 million of additional expense is primarily attributable to a $0.8 million decline in net gains on foreign currency transactions and a $0.4 million decline in interest income due to lower interest rates and lower average cash balances.

Liquidity and Capital Resources

      Cash and cash equivalents decreased $17.4 million (21%) to $66.9 million at March 31, 2002, from $84.3 million at December 31, 2001. The decrease primarily resulted from cash used in operating and investing activities of $22.0 million and $0.9 million, respectively, partially offset by cash provided by financing activities of $5.8 million. Cash flows used in operating activities reflect an increase in accounts receivable ($133.8 million) and a decrease in accrued employee compensation and benefits ($3.0 million), partially offset by increases in income taxes payable ($24.9 million) and accounts payable and accrued expenses ($21.7 million) combined with decreases in inventory ($19.2 million) and other assets ($5.8 million). Cash flows used in investing activities are primarily attributable to capital expenditures ($7.6 million) partially offset by net proceeds from sales of marketable securities ($5.9 million). Cash flows provided by financing activities are primarily attributable to proceeds from the exercise of employee stock options ($8.8 million) and purchases under the employee stock purchase plan ($3.2 million) partially offset by the payment of dividends ($4.7 million).

      The Company’s accounts receivable increased $133.7 million from December 31, 2001. This increase is consistent with seasonal trends. The Company’s accounts receivable generally increase significantly during the first quarter because during the first quarter the Company sells its products for the new golf season into the golf retail channel. The Company’s accounts receivable also increased $22.8 million over the Company’s accounts receivable at March 31, 2001. This increase resulted in part from the timing of the Company’s first quarter sales, which occurred later in the quarter as compared to the first quarter of 2001. This increase is also attributable to the institution of the Company’s Preferred Retailer Program in the United States, which offers longer payment terms for retailers who participate in the program in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training.

      The Company’s inventory decreased $19.5 million from December 31, 2001. This decrease is consistent with seasonal trends and resulted from the Company’s sell-in for the new golf season. The Company’s inventory also increased $18.8 million as compared to March 31, 2001. This increase is primarily attributable to the Company’s broader product line, including three models of golf balls, as compared to one model at March 31, 2001.

      The Company’s principal sources of liquidity, both on a short-term and long-term basis, have been cash flow provided by operations and the Company’s credit facilities. The Company currently expects this trend to continue. The Company has a revolving credit facility for up to $120.0 million (the “Amended Credit Agreement”) and an $80.0 million accounts receivable securitization facility (the “Accounts Receivable Facility”). During 2002, the Company did not utilize either its Accounts Receivable Facility or its line of credit under the Amended Credit Agreement. At March 31, 2002, the Company had $120.0 million available under the Amended Credit Agreement, subject to meeting certain availability requirements under a borrowing base formula and other limitations. Also at March 31, 2002, there were no advances under the Accounts Receivable Facility, leaving up to $80.0 million available under this facility. See Notes 5 and 6 to the Consolidated Condensed Financial Statements for further detail.

      In August 2001, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100.0 million. The Company began the repurchase program in August 2001 and through March 31, 2002 has spent $85.4 million to repurchase 5.0 million shares of its Common Stock at an average cost of $16.97 per share. In May 2002 the Company completed the August 2001 program which resulted in the repurchase of a total of 5.8 million shares of its Common Stock at an average cost of $17.11.

      Also in May 2002, the Company announced that its Board of Directors authorized it to repurchase additional shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $50.0 million.

      In December 1998, the Company entered into a master lease agreement for the acquisition and lease of machinery and equipment utilized in the Company’s golf ball operations. By December 31, 1999, the Company had finalized its lease program and leased $50.0 million of equipment under the operating lease. On February 11, 2002, pursuant to the master lease agreement, the Company notified the lessor of its election to purchase the leased equipment in August 2002, which is the end of the initial lease term. As of March 31, 2002, the estimated purchase price was $48.8 million. During the first quarter of 2002, the Company began accruing the estimated difference between the total cost to purchase the equipment and the estimated fair value of the equipment. This deficiency is being accrued using the straight-line method over the remaining term of the lease and resulted in a charge recorded in cost of goods sold of $1.3 million for the three months ended March 31, 2002.

      In April 2001, the Company entered into a note payable as part of a licensing agreement for patent rights. The unsecured, interest-free note payable matures on December 31, 2003 and is payable in quarterly installments. The total amounts payable in 2002 and 2003 are $2.7 million and $3.3 million, respectively.

      The Company has entered into long-term purchase agreements for various key raw materials. The purchase commitments covered by these agreements aggregate approximately $4.0 million per year for 2002 and 2003.

      Although the Company’s golf club operations are mature and historically have generated cash from operations, the Company’s golf ball operations are relatively new and through 2001 have not generated cash flows sufficient to fund these operations. Although the golf ball operations have improved significantly, there is no assurance that the golf ball operations will generate cash flows sufficient to fund its operations in the next twelve months. However, based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its credit facilities, will be sufficient to finance current operating requirements, including planned capital expenditures and purchase commitments. There can be no assurance, however, that future industry specific or other developments, general economic trends or other matters, will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see “Certain Factors Affecting Callaway Golf Company” below).

USGA Action

      In 1998, the United States Golf Association (“USGA”) adopted a so-called “spring-like effect test” that limited the coefficient of restitution (“COR”) of drivers. At that time, the Royal and Ancient Golf Club of St. Andrews (“R&A”) disagreed with the USGA and did not adopt such a test because it did not believe that such a limitation was needed or in the best interests of the game of golf.

      On October 18, 2000, the Company announced that it intended to sell its ERC II Forged Titanium Driver in the United States despite the fact that it was ruled to be non-conforming by the USGA. To the Company’s knowledge, it was the first large, premium brand golf equipment company to sell non-conforming equipment in the United States. By undertaking this approach, the Company had hoped to expand participation in the game of golf in the United States — the source of more than half of the Company’s revenues — by making the game more enjoyable and accessible for more people, including those people who play the game primarily for fun, enjoyment and recreation.

      While the Company believed that this was the best strategy for the Company and its shareholders, and one that was good for the game of golf as well, the strategy proved to be risky. The USGA vigorously and openly opposed the sale or use of the ERC II Driver. On December 8, 2000, the USGA announced that scores in rounds played with clubs that do not conform to USGA rules, such as the ERC II Forged Titanium Driver, may not be posted for USGA handicap purposes. That position was reinforced by further announcements by the USGA.

      As a result of the USGA’s actions, a significant number of U.S. retailers declined to carry the ERC II Driver and a significant number of U.S. golfers decided that they did not want to purchase a driver that was non-conforming under USGA rules. Retailer and/or consumer backlash against the introduction of a non-conforming product hurt sales of ERC II Drivers in the U.S., and may have injured sales of other, conforming products, or otherwise damaged the brand.

      On May 9, 2002, the USGA announced that the USGA and the R&A have reached a compromise position with respect to the COR of drivers. Under the compromise, the COR limit will be set at 0.860 under both the rules of the USGA and the R&A effective January 1, 2003. There will also be added to the Rules of Golf a new “condition of competition” that would permit professional golf tours around the world the option of adopting 0.830 as the COR limit for such tours. Currently, all professional tours in the United States play by the 0.830 limit. The R&A has announced that it will adopt 0.830 as the COR limit in the 2003 British Open Championships. The PGA European Tour, the Japan Golf Tour and the Asian Tour currently have no limits on COR. In addition, as part of the compromise, the USGA and the R&A have stated that the COR limit under the Rules of Golf will be reduced to 0.830 on January 1, 2008.

      As a result of the new COR limits, the Company believes that its ERC II Drivers will be conforming under the Rules of Golf as published by the USGA and the R&A until January 1, 2008. The Company believes that this development could have a significant positive effect upon sales of its ERC II Drivers in the United States. It is possible, however, that any increase in sales of the Company’s ERC II Drivers in the U.S. could adversely affect sales of the Company’s other drivers. While it is not expected, it is possible that the announcement of a reduced COR limit of 0.830 in R&A jurisdictions beginning in 2008 (which would make the ERC II non-conforming in those areas after that date) could slow current sales of ERC II Drivers in those areas.

Supply of Electricity and Energy Contracts

      Beginning in the summer of 2000, the Company identified a future risk to ongoing operations as a result of the deregulation of the electricity market in California. In July 2000, the Company entered into a one-year supply agreement with Idaho Power Company (“Idaho Power”), a subsidiary of Idacorp, Inc., for the supply of electricity at $64 per megawatt hour. During the second quarter of 2001, Idaho Power advised the Company that it was unwilling to renew the contract upon expiration in July 2001 due to concerns surrounding the volatility of the California electricity market at that time.

      As a result, in the second quarter of 2001, the Company entered into an agreement with Pilot Power Group, Inc. (“Pilot Power”) as the Company’s energy service provider and in connection therewith entered into a long-term, fixed-priced, fixed-capacity, energy supply contract (“Enron Contract”) with Enron Energy Services, Inc. (“EESI”), a subsidiary of Enron Corporation, as part of a comprehensive strategy to ensure the uninterrupted supply of electricity while capping costs in the volatile California electricity market. The Enron Contract provided, subject to the other terms and conditions of the contract, for the Company to purchase nine megawatts of energy per hour from June 1, 2001 through May 31, 2006 (394,416 megawatts over the term of the contract). The total purchase price for such energy over the full contract term was approximately $43.5 million.

      At the time the Company entered into the Enron Contract, nine megawatts per hour was in excess of the amount the Company expected to be able to use in its operations. The Company agreed to purchase this amount, however, in order to obtain a more favorable price than the Company could have obtained if the Company had purchased a lesser quantity. The Company expected to be able to sell any excess supply through Pilot Power.

      Because the Enron Contract provided for the Company to purchase an amount of energy in excess of what it expected to be able to use in its operations, the Company accounted for the Enron Contract as a derivative instrument in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Enron Contract did not qualify for hedge accounting under SFAS No. 133. Therefore, the Company recognized changes in the estimated fair value of the Enron Contract currently in earnings. The estimated fair value of the Enron Contract was based upon a present value determination of the net differential between the contract price for electricity and the estimated future market prices for electricity as applied to the remaining amount of unpurchased electricity under the Enron Contract. Through September 30, 2001, the Company recorded unrealized pre-tax losses of $19.9 million ($7.7 million in the second quarter of 2001 and $12.2 million in the third quarter of 2001).

      On November 29, 2001, the Company notified EESI that, among other things, EESI was in default of the Enron Contract and that based upon such default, and for other reasons, the Company was terminating the Enron Contract effective immediately. At the time of termination, the contract price for the remaining energy to be purchased under the Enron Contract through May 2006 was approximately $39.1 million.

      On November 30, 2001, EESI notified the Company that it disagreed that it was in default of the Enron Contract and that it was prepared to deliver energy pursuant to the Enron Contract. However, on December 2, 2001, EESI, along with Enron Corporation and numerous other related entities, filed for bankruptcy. Since November 30, 2001, the parties have not been operating under the Enron Contract and Pilot Power has been providing energy to the Company from alternate suppliers.

      As a result of the Company’s notice of termination to EESI, and certain other automatic termination provisions under the Enron Contract, the Company believes that the Enron Contract has been terminated. As a result, the Company adjusted the estimated value of the Enron Contract through the date of termination, at which time the terminated Enron Contract ceased to represent a derivative instrument in accordance with SFAS No. 133. Because the Enron Contract is terminated and neither party to the contract is performing pursuant to the terms of the contract, the Company no longer records future valuation adjustments for changes in electricity rates. The Company continues to reflect on its balance sheet the derivative valuation account of $19.9 million, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In applying these accounting principles, the Company sought and received guidance from its auditors and others.

      The Company believes the Enron Contract has been terminated, and as of April 30, 2002, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

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

     Terrorist Activity and Armed Conflict

      Terrorist activities and armed conflicts (such as the attacks on the World Trade Center and the Pentagon, the incidents of Anthrax poisoning and the military actions in the Middle East) have had a significant adverse effect upon the Company’s business. Any such additional events would likely have an adverse effect upon an already fragile world economy (discussed below) and would likely adversely affect the level of demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on these events and the economic, political, and public safety issues and concerns associated with such events. Also, such events could adversely affect the Company’s ability to manage its supply and delivery logistics. If such events caused a significant disruption in domestic or international air, ground or sea shipments, the Company’s ability to obtain the materials necessary to produce and sell its products and to deliver customer orders also could be materially adversely affected. Furthermore, such events have negatively impacted tourism. If this negative impact upon tourism continues, the Company’s sales to retailers at resorts and other vacation destinations could be materially adversely affected.

     Adverse Global Economic Conditions

      The Company sells golf clubs, golf balls and golf accessories. These products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions. Adverse economic conditions in the United States or in the Company’s international markets (which represent almost half of the Company’s total sales), or even a decrease in consumer confidence as a result of anticipated adverse economic conditions, could cause consumers to forgo or to postpone purchasing new golf products. Such forgone or postponed purchases could have a material adverse effect upon the Company.

      The economic conditions in many of the Company’s key markets around the world are currently viewed by many as uncertain or troubled. In the United States, there have been announcements by companies of reductions in force and others are possible. Consumers are less likely to purchase new golf equipment when they are unemployed. Furthermore, even if economic conditions were to improve during the latter part of 2002, the Company’s sales in 2002 may not experience a corresponding improvement because the golf selling season would largely be over.

     Foreign Currency Risk

      Almost half of the Company’s sales are international sales. As a result, the Company conducts transactions in approximately 12 currencies worldwide. Conducting business in such various currencies increases the Company’s exposure to devaluations of foreign currencies relative to the U.S. dollar which adversely impacts the Company’s results of operations. The Company’s results in 2001 were significantly negatively affected by the strength of the U.S. dollar versus other foreign currencies as compared to the prior year. The currencies in the first quarter of 2002 were also weaker as compared to the first quarter of 2001. Continued weakness in such foreign currencies during the remainder of 2002 would have a significant negative effect upon the Company.

      The Company tries to mitigate its exposure to foreign currency fluctuations by engaging in certain hedging activities. The Company’s hedges reduce, but do not eliminate, the effects of such foreign currency fluctuations on the Company’s results of operations. For example, the Company successfully entered into hedges for certain transactions it anticipated to occur during 2001 and the first quarter of 2002. These hedging activities reduced, but did not eliminate, the negative effects of foreign currency fluctuations on the hedged transactions that occurred during such period. Despite the Company’s hedge transactions, decreases in foreign currency exchange rates adversely impacted net sales for the year ended December 31, 2001 by approximately $32.9 million (as measured by applying 2000 exchange rates to 2001 net sales) and adversely affected first quarter 2002 sales by approximately $5.7 million (as measured by applying first quarter 2001 exchange rates to first quarter 2002 sales). If the dollar continues to strengthen, the adverse effects of foreign currency devaluations would increase despite the Company’s hedging activities. (See below Item 3, Quantitative and Qualitative Disclosures about Market Risk).

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

     Golf Ball Costs

      The cost of entering the golf ball business has been significant. To date, the development of the Company’s golf ball business has had a significant negative impact on the Company’s cash flows, financial position and results of operations. The Company will need to produce and sell golf balls in large volumes to cover its costs and become profitable in 2002. Although the Company’s golf ball operations have shown significant improvement, there is no assurance that the Company will be able to achieve the sales or production efficiencies necessary to make its golf ball business profitable. Until the golf ball business becomes profitable, the Company’s results of operations, cash flows and financial position will continue to be negatively affected.

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

     Dependence on Energy Resources

      The Company’s golf club and golf ball manufacturing facilities use, among other resources, significant quantities of electricity to operate. Many companies in California have experienced periods of blackouts during which electricity was not available. The Company has experienced one blackout period to date, and it is possible the Company could experience additional blackout periods particularly in the warm weather months when demand for electricity is at its peak. The Company has taken certain steps to provide access to alternative power supplies for certain of its operations, and believes that these measures could mitigate any impact resulting from possible future blackouts.

      During the second quarter of 2001, the Company entered into a long-term energy supply contract as part of a comprehensive strategy to ensure the uninterrupted supply of energy while capping electricity costs in the volatile California energy market. To obtain a more favorable price and to assure adequate supplies during times of peak loads, the Company agreed to purchase a significantly greater supply of electricity than it expected to use in its business. The Company had expected to be able to re-sell some or all of this excess supply and thereby reduce the net price of the electricity it uses in its business. However, due to cooler than normal weather, government intervention and market and regulatory imperfections, the market price for electricity in California dropped significantly. As a result, the Company was unable to resell the excess supply of electricity at favorable rates and thus the net cost of the electricity used in the Company’s business was higher than expected. In November 2001, the Company terminated its long-term supply contract and is currently purchasing wholesale energy through the Company’s energy service provider under short-term contracts. If energy rates were once again to increase significantly, the Company’s energy costs could increase significantly and adversely affect the Company’s results of operations.

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

      Golf Balls. The premium golf ball business is also highly competitive, and may be becoming even more competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated market share in excess of 50% of the premium golf ball business. There are also several other competitors, including Nike and Taylor Made, that have introduced or will introduce golf ball designs that directly compete with the Company’s products, and several manufacturers in Japan have announced their plans to expand their businesses in the United States. Furthermore, as competition in this business increases, many of these competitors are substantially discounting the prices of their products. In order for its golf ball business to be successful, the Company will need to penetrate the market share held by existing competitors, while competing with new entrants, and must do so at prices that are profitable. There can be no assurance that the Company’s golf balls will obtain the market acceptance necessary to be commercially successful.

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

Conformance with the Rules of Golf

      New golf club and golf ball products generally seek to satisfy the standards established by the USGA and R&A because these standards are generally followed by golfers within their respective jurisdictions. The USGA rules are generally followed in the United States, Canada and Mexico, and the R&A rules are generally followed in most other countries throughout the world. As discussed above, the USGA and the R&A have recently resolved their differences and have agreed upon new standards with respect to COR limits for drivers. As a result, the Rules of Golf as published by the R&A and the USGA are now virtually the same with respect to the regulation of “driving clubs.”

      With the adoption of these new standards, all of the Company’s products are believed to be “conforming” under the Rules of Golf as published by the USGA and the R&A. There is no assurance, however, that the Company’s future products will satisfy USGA and/or R&A standards, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company’s products. For example, until these new standards were adopted, the Company’s ERC II Drivers were ruled to be non-conforming under the Rules of Golf as published by the USGA. The Company believes that such ruling had a significant adverse affect upon sales of the ERC II Drivers in the United States.

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

      Golf Clubs. Many professional golfers throughout the world use the Company’s golf clubs even though they are not contractually bound to do so and do not grant any endorsement to the Company. Although the Company previously created cash pools that rewarded such usage, the Company has generally discontinued

such programs except in select markets on a limited basis. Instead, the Company is allocating these resources to other tour programs. In addition, many other companies are aggressively seeking the patronage of these professionals, and are offering many inducements, including specially designed products and significant cash rewards. In the past, the Company has experienced an exceptional level of club usage on the world’s major professional tours, and the Company has heavily advertised that fact. The Company’s lack of cash inducements for non-staff golfers resulted in a decrease in usage of the Company’s clubs by professional golfers in 2001 and could result in a further decrease in 2002. The Company continues to evaluate from time to time whether to implement programs that reward usage of the Company’s products. While it is not clear to what extent professional usage contributes to retail sales, it is possible that a decline in the level of professional usage of the Company’s products could have a material adverse effect on the Company’s sales and business.

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

Seasonality and Adverse Weather Conditions

      In the golf club and golf ball businesses, sales to retailers are generally seasonal due to lower demand in the retail market during cold weather months. The Company’s first quarter sales generally represent the Company’s sell-in to the golf retail channel of its products for the new golf season. Many of these sales are pre-booked during the fourth quarter of the prior year. The Company’s second and third quarter sales generally represent re-order business. Sales during the second and third quarters therefore are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of the products of the Company’s competitors. Retailers are sometimes reluctant to re-order the Company’s products in significant quantity when they already have excess inventory of the Company’s competitors’ products. The Company’s sales during the fourth quarter are generally significantly less than the other quarters because in general in the Company’s principal markets less people are playing golf during that time of year due to cold weather. In addition, the Company generally announces its new products during the fourth quarter and many golfers therefore postpone purchasing the Company’s existing products and instead wait for the new products to become available.

      Because of these seasonal trends, the Company’s business can be significantly adversely affected by unusual or severe weather conditions. Unfavorable weather conditions generally result in less golf rounds played, which generally results in less demand for golf clubs and golf balls. Consequently, sustained adverse weather conditions, especially during the warm weather months, could materially affect the Company’s sales. For example, the Company believes that overall in the Company’s principal markets during the first half of 2001 there was unusually adverse weather, which affected retail sales of the Company’s products and made the Company’s customers reluctant to re-order in quantity. The Company does not believe that its sales during the first quarter of 2002 were adversely affected by weather conditions.

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

      The Company uses derivative financial instruments for hedging purposes to limit its exposure to changes in foreign exchange rates. Transactions involving these financial instruments are with credit-worthy firms. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company utilized a derivative commodity instrument, the Enron Contract, to manage electricity costs in the volatile California energy market during the period of June 2001 through November 2001. Pursuant to its terms, the Enron Contract was terminated and the Company has not entered into another long-term energy contract that would be considered a derivative commodity instrument. The Company is also exposed to interest rate risk from its credit facilities and accounts receivable securitization arrangement. (See above Certain Factors Affecting Callaway Golf Company — Foreign Currency Risks).

Foreign Currency Fluctuations

      In the normal course of business, the Company is exposed to foreign currency exchange rate risks that could impact the Company’s results of operations. The Company’s risk management strategy includes the use of derivative financial instruments, including forwards and purchased options to hedge certain of these exposures. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company does not enter into any trading or speculative positions with regard to derivative instruments.

      The Company is exposed to foreign currency exchange rate risk inherent primarily in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. The Company transacts business in 12 currencies worldwide, of which the most significant to its operations are the European currencies, Japanese yen, Korean won, Canadian dollar, and Australian dollar. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.

      The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated intercompany sales of inventory denominated in foreign currencies, payments due on intercompany transactions from certain wholly-owned foreign subsidiaries, and anticipated sales by the Company’s wholly-owned European subsidiary for certain euro-denominated transactions. Hedged transactions are denominated primarily in British Pounds, Euros, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established company risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to the extent considered necessary to meet the Company’s objectives of reducing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within twelve months.

      At March 31, 2002 and 2001, the Company had approximately $141.5 million and $144.4 million, respectively, of foreign exchange contracts outstanding. Of the total contracts outstanding at March 31, 2002 and 2001, approximately $63.0 million and $70.8 million, respectively, were designated as cash flow hedges. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At March 31, 2002, the net fair value of foreign currency-related derivatives designated as cash flow hedges or fair value hedges were recorded as net current assets of $5.9 million.

      For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three months ended March 31, 2002 and 2001, the Company recorded net gains of $1.5 million and $5.1 million, respectively, in accumulated other comprehensive income. For the three months ended March 31, 2002 and 2001, the Company reclassified gains of $0.5 million and $0.5 million, respectively, into earnings related to the release of the effective portion of gains on contracts designated as cash flow hedges. During the three months ended March 31, 2002 and 2001, no gains or losses were reclassified into earnings as a result of the discontinuance of any cash flow hedges.

      As of March 31, 2002, $7.4 million of deferred net gains related to derivative instruments designated as cash flow hedges were included in accumulated other comprehensive income. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from accumulated other comprehensive income into earnings. The Company does not expect that such reclassifications would have a material effect on the

Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective gain or loss for derivative instruments that are designated and qualify as cash flow hedges is reported in interest and other income, net immediately. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of interest and other income, net. During the three months ended March 31, 2002 and 2001, the Company recorded gains of $0.2 million and $0.5 million, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly. During the three months ended March 31, 2002 and 2001 no amounts were recorded in interest and other income representing the ineffective portion of the Company’s derivative instruments.

      At March 31, 2002 and 2001, the Company had approximately $78.5 million and $73.6 million, respectively, of foreign contracts used to hedge balance sheet exposures outstanding. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized in interest and other income, net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended March 31, 2002 and 2001, the Company recorded $0.2 million of net losses and $3.1 million of net gains, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposure.

      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2002 through its derivative financial instruments.

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

      The estimated maximum one-day loss in earnings from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $14.4 million at March 31, 2002. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

  Electricity Price Fluctuations

      During the second quarter of 2001, the Company entered into the Enron Contract to manage electricity costs in the volatile California energy market. This derivative did not qualify for hedge accounting treatment under SFAS No. 133. Therefore, the Company recognized the changes in the estimated fair value of the contract based on current market rates as unrealized energy derivative losses. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. As a result, the Company adjusted the estimated value of this contract through the date of termination. Because the contract is terminated and neither party to the contract is performing pursuant to the terms of the contract, the terminated contract ceased to represent a derivative instrument in accordance with SFAS No. 133. The Company, therefore, no longer records future valuation adjustments for changes in electricity rates. The Company continues to reflect the derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” See “Supply of Electricity and Energy Contracts” above.

  Interest Rate Fluctuations

      Additionally, the Company is exposed to interest rate risk from its Amended Credit Agreement and Accounts Receivable Facility (see Notes 5 and 6 to the Company’s Consolidated Condensed Financial Statements) which are indexed to the London Interbank Offering Rate and Redwood Receivables Corporation Commercial Paper Rate. No amounts were advanced or outstanding under these facilities at March 31, 2002.

      Notes 5 and 6 to the Company’s Consolidated Condensed Financial Statements outline the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

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

      On April 6, 2001, a complaint was filed against Callaway Golf Company and Callaway Golf Sales Company (collectively, the “Company”), in the Circuit Court of Sevier County, Tennessee, Case No. 2001-241-IV. The complaint seeks to assert a class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased selected Callaway Golf products on or after March 30, 2000. Specifically, the complaint alleges that the Company adopted a New Product Introduction Policy governing the introduction of certain of the Company’s new products in violation of Tennessee and Kansas antitrust and consumer protection laws. The plaintiff is seeking damages, restitution and punitive damages. These parties are engaged in discovery.

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”), for infringement of a golf ball aerodynamics patent owned by the Company. On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that a former MaxFli employee now working for the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking damages in an unspecified amount and injunctive relief. Both parties have recently amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. The parties are engaged in discovery.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2002. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      a.     Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).
3.2	First Amended and Restated Bylaws, effective August 17, 2001, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).
4.2	Rights Agreement by and between the Company and Chemical Mellon Shareholder Services as Rights Agent dated as of June 21, 1995, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
4.3	First Amendment to Rights Agreement, effective June 22, 2001, by and between Callaway Golf Company and Mellon Investor Services, LLC. Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
4.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
10.52	Second Amendment to Callaway Golf Company Executive Deferred Compensation Plan (Amended as of January 1, 2002).(†)

(†) Included with this Report.

      b. Reports on Form 8-K

      Form 8-K, dated March 22, 2002, reporting that the Company notified Arthur Andersen LLP (“Andersen”) that the Board of Directors, upon recommendation of the Audit Committee, approved the dismissal of Andersen as the Company’s independent auditors effective March 22, 2002. The Current Report on Form 8-K also reported that the Board of Directors approved the appointment effective as of March 25, 2002 of the firm KPMG LLP to serve as the Company’s independent auditors for fiscal year 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2002

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY

Bradley J. Holiday
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.52	Second Amendment to Callaway Golf Company Executive Deferred Compensation Plan (Amended as of January 1, 2002).