Form 10-Q
period 2002-06-30
CALLAWAY GOLF CO /CA
filed 2002-08-14
CIK 837465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission file number 1-10962

Callaway Golf Company

(Exact name of registrant as specified in its charter)

Delaware	95-3797580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2180 Rutherford Road, Carlsbad, CA 92008

(760) 931-1771
(Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of July 31, 2002 was 75,983,549.

      Important Notice: Statements made in this report that relate to future plans, events, liquidity, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see Part I, Item 2, “Certain Factors Affecting Callaway Golf Company” of this report, as well as the Company’s other periodic reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

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
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
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
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 10.55
EXHIBIT 10.56
EXHIBIT 99.1

CALLAWAY GOLF COMPANY

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets at June 30, 2002 and December 31, 2001	1
	Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2002 and 2001	2
	Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2002 and 2001	3
	Consolidated Condensed Statement of Shareholders’ Equity for the six months ended June 30, 2002	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 2.	Changes in Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	37
Item 6.	Exhibits and Reports on Form 8-K	38

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,070	$84,263
Marketable securities	—	6,422
Accounts receivable, net	174,837	48,653
Inventories, net	145,614	167,760
Deferred taxes	30,565	27,266
Other current assets	8,253	20,327

Total current assets	451,339	354,691

Property, plant and equipment, net	131,395	133,250
Intangible assets, net	121,283	121,313
Deferred taxes	20,941	20,282
Other assets	18,185	18,066

	$743,143	$647,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$67,068	$38,261
Accrued employee compensation and benefits	30,296	25,301
Accrued warranty expense	33,791	34,864
Note payable, current portion	2,760	2,374
Income taxes payable	23,683	1,074

Total current liabilities	157,598	101,874

Long-term liabilities:
Deferred compensation	6,821	8,297
Energy derivative valuation account	19,922	19,922
Note payable, net of current portion	1,608	3,160

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 83,429,627 and 82,694,173 issued at June 30, 2002 and December 31, 2001, respectively	834	827
Paid-in capital	396,164	419,541
Unearned compensation	(108)	(211)
Retained earnings	447,047	388,609
Accumulated other comprehensive loss	(4,375)	(4,399)
Less: Grantor Stock Trust held at market value, 10,434,444 shares and 10,764,690 shares at June 30, 2002 and December 31, 2001, respectively	(165,282)	(206,144)
Less: Common Stock held in treasury, at cost, 6,829,898 shares and 4,939,000 shares at June 30, 2002 and December 31, 2001, respectively	(117,086)	(83,874)

Total shareholders’ equity	557,194	514,349

	$743,143	$647,602

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2002		2001		2002		2001

Net sales	$252,182	100%	$253,655	100%	$508,562	100%	$515,021	100%
Cost of goods sold	114,684	45%	121,719	48%	242,641	48%	246,177	48%

Gross profit	137,498	55%	131,936	52%	265,921	52%	268,844	52%
Operating expenses:
Selling	54,897	22%	54,131	21%	112,166	22%	107,377	21%
General and administrative	14,988	6%	20,586	8%	28,408	6%	40,436	8%
Research and development	8,444	3%	8,444	3%	16,327	3%	17,378	3%

Total operating expenses	78,329	31%	83,161	33%	156,901	31%	165,191	32%

Income from operations	59,169	23%	48,775	19%	109,020	21%	103,653	20%
Other income (expense), net	1,614		(3,557)		1,531		(2,627)

Income before provision for income taxes	60,783	24%	45,218	18%	110,551	22%	101,026	20%
Provision for income taxes	23,641		18,243		42,715		39,976

Net income	$37,142	15%	$26,975	11%	$67,836	13%	$61,050	12%

Earnings per common share:
Basic	$0.56		$0.38		$1.01		$0.86
Diluted	$0.55		$0.36		$0.99		$0.83
Weighted-average shares outstanding:
Basic	66,922		71,490		67,132		70,754
Diluted	67,910		74,777		68,264		73,619
Dividends paid per share	$0.07		$0.07		$0.14		$0.14

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$67,836	$61,050
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,031	18,303
Loss on disposal of assets	199	1,686
Non-cash compensation	221	348
Tax benefit from exercise of stock options	4,451	13,845
Net non-cash foreign currency hedging gains	(3,784)	(2,965)
Net gains from sale of marketable securities	(35)	(632)
Deferred taxes	(1,356)	7,430
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(120,864)	(85,401)
Inventories, net	26,970	(7,427)
Other assets	12,995	(4,579)
Accounts payable and accrued expenses	15,330	16,767
Accrued employee compensation and benefits	4,754	7,289
Accrued warranty expense	(1,073)	(1,151)
Income taxes payable	22,289	(2,789)
Other liabilities	1,659	11,636

Net cash provided by operating activities	46,623	33,410

Cash flows from investing activities:
Capital expenditures	(14,632)	(14,689)
Net proceeds from marketable securities	6,457	632
Cash paid for investments	(2,000)	—
Proceeds from sales of property and equipment	862	41
Business acquisitions, net of cash acquired	(8)	(1,529)

Net cash used in investing activities	(9,321)	(15,545)

Cash flows from financing activities:
Issuance of common stock	12,923	42,503
Dividends paid, net	(9,398)	(9,951)
Acquisition of treasury stock	(33,212)	(19,530)
Payments on note payable	(1,166)	—

Net cash (used in) provided by financing activities	(30,853)	13,022

Effect of exchange rate changes on cash	1,358	(1,652)

Net increase in cash and cash equivalents	7,807	29,235
Cash and cash equivalents at beginning of period	84,263	102,596

Cash and cash equivalents at end of period	$92,070	$131,831

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

						Accumulated
	Common Stock					Other		Treasury Stock
			Paid-in	Unearned	Retained	Comprehensive					Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	GST	Shares	Amount	Total	Income

Balance, December 31, 2001	82,694	$827	$419,541	$(211)	$388,609	$(4,399)	$(206,144)	(4,939)	$(83,874)	$514,349

Exercise of stock options	733	7	8,749	—	—	—	996	—	—	9,752
Tax benefit from exercise of stock options	—	—	4,451	—	—	—	—	—	—	4,451
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(1,891)	(33,212)	(33,212)
Compensatory stock and stock options	—	—	118	103	—	—	—	—	—	221
Employee stock purchase plan	3	—	(2,131)	—	—	—	5,302	—	—	3,171
Cash dividends paid	—	—	—	—	(9,398)	—	—	—	—	(9,398)
Adjustment of GST shares to market value	—	—	(34,564)	—	—	—	34,564	—	—	—
Foreign currency translation	—	—	—	—	—	3,903	—	—	—	3,903	$3,903
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	(3,879)	—	—	—	(3,879)	(3,879)
Net income	—	—	—	—	67,836	—	—	—	—	67,836	67,836

Balance, June 30, 2002	83,430	$834	$396,164	$(108)	$447,047	$(4,375)	$(165,282)	(6,830)	$(117,086)	$557,194	$67,860

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

      The accompanying financial statements for the three and six months ended June 30, 2002 and 2001 have been prepared by Callaway Golf Company (the “Company”) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented.

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

      Certain prior period amounts have been reclassified to conform with the current presentation.

2.	Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be adopted on January 1, 2003. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued after May 15, 2002. The adoption of this SFAS No. 145 has not had and is not expected to have a material impact on the Company’s results of operations or financial position.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, acquired intangible assets must be separately identified. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. The Company was required to adopt these statements beginning January 1, 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill and other intangible assets with indefinite lives that were being amortized over periods ranging from five to forty years. Other intangible assets with indefinite lives include trademark, trade name and trade dress. At June 30, 2002, the carrying value of unamortized goodwill and other intangible assets with indefinite lives was $17,715,000 and $88,590,000, respectively.

      The following summarizes what net income would have been had SFAS No. 142 been adopted over the entire reporting period, adjusted for taxes (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)
Reported net income	$37,142	$26,975	$67,836	$61,050
Trade name amortization	—	261	—	522
Trade mark amortization	—	112	—	224
Goodwill amortization	—	554	—	1,044

Pro forma net income	$37,142	$27,902	$67,836	$62,840

Basic earnings per share:
Reported net income	$0.56	$0.38	$1.01	$0.86
Trade name amortization	—	—	—	0.01
Trade mark amortization	—	—	—	—
Goodwill amortization	—	0.01	—	0.02

Pro forma net income	$0.56	$0.39	$1.01	$0.89

Diluted earnings per share:
Reported net income	$0.55	$0.36	$0.99	$0.83
Trade name amortization	—	—	—	0.01
Trade mark amortization	—	—	—	—
Goodwill amortization	—	0.01	—	0.01

Pro forma net income	$0.55	$0.37	$0.99	$0.85

3.	Marketable Securities

      The Company classifies its marketable securities as available-for-sale. These securities consist of equity securities and are recorded at fair value based on quoted market prices, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated other comprehensive income. Proceeds from the sale of securities for the six months ended June 30, 2002 and 2001, were $6,997,000 and $97,136,000, respectively. Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense), net. For the three months ended June 30, 2002 and 2001, the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Company recorded net gains of $37,000 and $414,000, respectively. For the six months ended June 30, 2002 and 2001, the Company recorded net gains of $35,000 and $632,000, respectively.

4.	Inventories

      Inventories are summarized below (in thousands):

	June 30,	December 31,
	2002	2001

	(Unaudited)
Raw materials	$61,222	$67,336
Work-in-process	1,177	2,179
Finished goods	90,956	105,381

	153,355	174,896
Less reserve for obsolescence	(7,741)	(7,136)

	$145,614	$167,760

5.	Debt

      The Company has a revolving credit facility of up to $120.0 million (the “Amended Credit Agreement”). The Amended Credit Agreement is secured by substantially all of the assets of the Company and expires in February 2004. The Amended Credit Agreement bears interest at the Company’s election at the London Interbank Offering Rate (“LIBOR”) plus a margin, or the higher of the base rate on corporate loans at large U.S. money center commercial banks (prime rate) or the Federal Funds Rate plus 50 basis points. The Amended Credit Agreement includes a dividend payment restriction and requires the Company to maintain certain minimum financial ratios, including a fixed charge coverage ratio, as well as other restrictive covenants, including restrictions on the amount of the Company’s stock it is allowed to repurchase. The Company was in compliance with such covenants at June 30, 2002. As of June 30, 2002, $120.0 million of the credit facility remained available for borrowings, subject to meeting certain availability requirements under a borrowing base formula and other limitations.

      In April 2001, the Company entered into a note payable in the amount of $7,500,000 as part of a licensing agreement for patent rights. The unsecured, interest-free note payable matures on December 31, 2003 and is payable in quarterly installments. The total annual amounts payable in 2002 and 2003 are $2,700,000 and $3,300,000, respectively. The present value of the note payable at issuance totaled $6,703,000 using an imputed interest rate of approximately 7%. The Company recorded interest expense of $87,000 and $184,000 for the three and six months ended June 30, 2002, respectively. For the three and six months ended June 30, 2001, the Company recorded interest expense of $117,000.

6.     Accounts Receivable Securitization

      The Company’s wholly-owned subsidiary, Callaway Golf Sales Company, sells trade receivables on an ongoing basis to its wholly-owned subsidiary, Golf Funding Corporation (“Golf Funding”). Pursuant to an agreement with a securitization company (the “Accounts Receivable Facility”), Golf Funding, in turn, can sell such receivables to the securitization company on an ongoing basis, which could yield proceeds of up to $80.0 million, subject to meeting certain availability requirements under a borrowing base formula and other limitations. Golf Funding’s sole business is the purchase of trade receivables from Callaway Golf Sales Company. Golf Funding is a separate corporate entity with its own separate creditors, which in the event of its liquidation would be entitled to be satisfied out of Golf Funding’s assets prior to any value in Golf Funding

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

becoming available to the Company. The Accounts Receivable Facility expires in February 2004. Under the Accounts Receivable Facility, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of June 30, 2002, no amount was outstanding under the Accounts Receivable Facility.

7.     Earnings Per Share

      A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three and six months ended June 30, 2002 and 2001 is presented below (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)
Weighted-average shares outstanding:
Weighted-average shares outstanding — Basic	66,922	71,490	67,132	70,754
Dilutive securities	988	3,287	1,132	2,865

Weighted-average shares outstanding — Diluted	67,910	74,777	68,264	73,619

      For the three months ended June 30, 2002 and 2001, options outstanding totaling 8,542,000 and 6,111,000, respectively, were excluded from the calculations, as their effect would have been antidilutive. For the six months ended June 30, 2002 and 2001, options outstanding totaling 8,434,000 and 6,002,000, respectively, were excluded from the calculations, as their effect would have been antidilutive.

8.     Commitments and Contingencies

Equipment Purchase

      In December 1998, the Company entered into a master lease agreement for the acquisition and lease of machinery and equipment utilized in the Company’s golf ball operations. By December 31, 1999, the Company had finalized its lease program and leased $50.0 million of equipment under the operating lease. On February 11, 2002, pursuant to the master lease agreement, the Company notified the lessor of its election to purchase the leased equipment in August 2002 which is the end of the initial lease term. As of June 30, 2002, the estimated purchase price was approximately $49,856,000 (the actual purchase price is dependent in part upon interest rates on the date of purchase). During the first quarter of 2002, the Company began accruing the estimated difference between the total estimated cost to purchase the equipment and the estimated fair value of the equipment. This deficiency resulted in a charge of $1,306,000 recorded in cost of goods sold during the first quarter of 2002. During the second quarter of 2002, the Company received the results of an independent appraisal of the equipment and based upon the appraisal and the estimated purchase price, no further adjustment to the deficiency accrual was required as of June 30, 2002. (see Note 11 Subsequent Event)

Supply of Electricity and Energy Contracts

      In the second quarter of 2001, the Company entered into an agreement with Pilot Power Group, Inc. (“Pilot Power”) as the Company’s energy service provider and in connection therewith entered into a long-term, fixed-priced, fixed-capacity, energy supply contract (“Enron Contract”) with Enron Energy Services, Inc. (“EESI”), a subsidiary of Enron Corporation, as part of a comprehensive strategy to ensure the uninterrupted supply of energy while capping electricity costs in the volatile California energy market. The Enron Contract provided, subject to the other terms and conditions of the contract, for the Company to purchase nine megawatts of energy per hour from June 1, 2001 through May 31, 2006 (394,416 megawatts over the term of the contract). The total purchase price for such energy over the full contract term was approximately $43,484,000.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      On November 29, 2001, the Company notified EESI that, among other things, EESI was in default of the Enron Contract and that based upon such default, and for other reasons, the Company was terminating the Enron Contract effective immediately. At the time of termination, the contract price for the remaining energy to be purchased under the Enron Contract through May 2006 was approximately $39,126,000.

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

Legal Matters

      On April 6, 2001, a complaint was filed against Callaway Golf Company and Callaway Golf Sales Company (collectively, the “Company”), in the Circuit Court of Sevier County, Tennessee, Case No. 2001-241-IV. The complaint seeks to assert a class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased selected Callaway Golf products on or after March 30, 2000. Specifically, the complaint alleges that the Company adopted a New Product Introduction Policy governing the introduction of certain of the Company’s new products in violation of Tennessee and Kansas antitrust and consumer protection laws. The plaintiff is seeking damages, restitution and punitive damages. The parties are engaged in discovery.

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”), for infringement of a golf ball aerodynamics patent owned by the Company. On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that a former MaxFli employee now working for the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages, punitive damages, and attorneys’ fees; a declaratory judgment; and injunctive relief. Both parties have recently amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. The parties are engaged in fact and expert discovery. MaxFli recently submitted a report from its damages expert asserting that MaxFli is entitled to at least $18,500,000 in compensatory damages from the Company. The Company has submitted an expert report seeking damages of $6,300,000 for patent infringement and false advertising. The Company anticipates that each party will challenge the methodology and conclusions in the expert damages reports of the other.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2002. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

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

      The Company has entered into long-term purchase agreements for various key raw materials. The purchase commitments covered by these agreements aggregate approximately $4,000,000 related to golf ball materials per year for 2002 and 2003 and approximately $13,163,000 related to golf club materials through December 2004.

9.     Segment Information

      The Company’s operating segments are organized on the basis of products and include golf clubs and golf balls. The Golf Clubs segment for the periods indicated below consists of Callaway Golf carbon composite, titanium and stainless steel woods; Callaway Golf titanium and stainless steel irons; Callaway Golf wedges; Odyssey putters; and golf accessories such as golf bags, golf gloves, golf headwear, travel covers and bags, golf towels and golf umbrellas. The Golf Balls segment consists of golf balls that are designed, manufactured and marketed by the Company.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Beginning April 1, 2002, management changed its method of allocating certain corporate costs used in evaluating segment income (loss) before provision for income taxes. Prior period amounts have been reclassified to reflect the current allocation methodology. The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)
Net sales
Golf clubs	$228,023	$232,719	$462,297	$482,558
Golf balls	24,159	20,936	46,265	32,463

	$252,182	$253,655	$508,562	$515,021

Income (loss) before provision for income taxes(1)
Golf clubs	$72,239	$68,480	$136,761	$143,281
Golf balls	(1,593)	(4,248)	(6,150)	(10,600)
Reconciling items(2)	(9,863)	(19,014)	(20,060)	(31,655)

	$60,783	$45,218	$110,551	$101,026

Additions to long-lived assets
Golf clubs	$7,110	$4,715	$14,006	$12,234
Golf balls	1,107	12,033	1,838	13,078

	$8,217	$16,748	$15,844	$25,312

(1)	Prior year balances have been adjusted to reflect the current allocation methodology.

(2)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

10.     Derivatives and Hedging

      The Company uses derivative financial instruments to manage its exposures to foreign exchange rates. The Company also utilized a derivative commodity instrument to manage its exposure to electricity rates in the volatile California energy market during the period of June 2001 through November 2001. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      At June 30, 2002 and 2001, the Company had approximately $137,755,000 and $88,282,000, respectively, of foreign exchange contracts outstanding. Of the total contracts outstanding at June 30, 2002 and 2001, approximately $41,977,000 and $35,826,000, respectively, were designated as cash flow hedges. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At June 30, 2002, the net fair value of foreign currency-related derivatives designated as cash flow hedges or fair value hedges were recorded as current assets of $1,426,000 and current liabilities of $3,984,000.

      For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three months ended June 30, 2002 and 2001, the Company recorded net losses of $4,531,000 and net gains of $346,000, respectively, in accumulated other comprehensive income. For the three months ended June 30, 2002 and 2001, the Company reclassified gains of $2,375,000 and $1,771,000, respectively, into earnings related to the release of the effective portion of gains on contracts designated as cash flow hedges. During the six months ended June 30, 2002 and 2001, the Company recorded net losses of $2,937,000 and net gains of $5,408,000, respectively, in accumulated other comprehensive income. For the six months ended June 30, 2002 and 2001, the Company reclassified gains of $2,935,000 and $2,285,000, respectively, into earnings related to the release of the effective portion of gains on contracts designated as cash flow hedges. During the three and six months ended June 30, 2002 $171,000 of gains were reclassified into earnings as a result of the discontinuance of cash flow hedges. During the three and six months ended June 30, 2001, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of June 30, 2002, $345,000 of deferred net gains related to derivative instruments designated as cash flow hedges were included in accumulated other comprehensive income. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from accumulated other comprehensive income into earnings. The Company does not expect that such reclassifications would have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective gain or loss for derivative instruments that are designated and qualify as cash flow hedges is reported in other income (expense), net immediately. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three and six months ended June 30, 2002, the Company recorded gains of $560,000 and $717,000, respectively, as a result of changes in the spot-forward differential. The spot-forward differential recorded during the three and six months ended June 30, 2001 was $180,000 and $682,000,

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

respectively, of net gains. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At June 30, 2002 and 2001, the Company had approximately $95,778,000 and $52,456,000, respectively, of foreign contracts used to hedge balance sheet exposures outstanding. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized in other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three and six months ended June 30, 2002, the Company recorded net losses of $7,588,000 and $7,832,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposure. During the three and six months ended June 30, 2001, the Company recorded net losses of $817,000 and net gains of $1,660,000, respectively.

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

      As of the date of termination, the derivative valuation account reflected $19,922,000 of unrealized losses resulting from changes in the estimated fair value of the contract. The fair value of the contract was estimated at the time of termination based on market prices of electricity for the remaining period covered by the contract. The net differential between the contract price and estimated market prices for future periods was applied to the volume stipulated in the contract and discounted on a present value basis to arrive at the estimated fair value of the contract at the time of termination. The estimate was highly subjective because quoted market rates directly relevant to the Company’s local energy market and for periods extending beyond a 10 to 12-month horizon were not quoted on a traded market. In making the estimate, the Company instead had to rely upon near-term market quotations and other market information to determine an estimate of the fair value of the contract. In management’s opinion, there are no available contract valuation methods that provide a reliable single measure of the fair value of the energy derivative because of the lack of quoted market rates directly relevant to the terms of the contract and because changes in subjective input assumptions can materially affect the fair value estimates. See Note 8 for a discussion of contingencies related to the termination of the Company’s derivative energy contract.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11.     Subsequent Event

      In December 1998, the Company entered into a master lease agreement for the acquisition and lease of machinery and equipment utilized in the Company’s golf ball operations. By December 31, 1999, the Company had finalized its lease program and leased $50.0 million of equipment under the operating lease. On February 11, 2002, pursuant to the master lease agreement, the Company notified the lessor of its election to purchase the leased equipment in August 2002 which is the end of the initial lease term. As of June 30, 2002, the estimated purchase price was approximately $49,856,000 (the actual purchase price is dependent in part upon interest rates on the date of purchase). During the first quarter of 2002, the Company began accruing the estimated difference between the total estimated cost to purchase the equipment and the estimated fair value of the equipment. This deficiency resulted in a charge of $1,306,000 recorded in cost of goods sold during the first quarter of 2002. During the second quarter of 2002, the Company received the results of an independent appraisal of the equipment and based upon the appraisal and the estimated purchase price, no further adjustment to the deficiency accrual was required as of June 30, 2002.

      On August 12, 2002, pursuant to the master lease agreement and the Company’s February 11, 2002 notice, the Company wired $50,598,000 in full satisfaction of the purchase price of the leased equipment. Due to a further decline in interest rates, the actual purchase price, net of the deficiency accrual recorded through June 30, 2002, exceeded the estimated fair value of the equipment. Therefore, a charge of $792,000 is expected to be recorded in cost of goods sold during the third quarter of 2002. In addition, the Company and lessor disagree on the calculation of the purchase price. Based on the Company’s calculation, the Company wired to lessor $800,000 less than the amount lessor calculated as the payoff amount. The Company believes that its calculation of the purchase price is correct and supported by the terms of the master lease agreement. Depending upon the final resolution of the disagreement of the purchase price, an additional charge may be recorded in the period in which the disagreement is resolved.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice” on inside cover of this report.

Results of Operations

      The Company’s discussion and analysis of its financial condition, liquidity and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an on-going basis, the Company evaluates its estimates, including those related to provisions for warranty, uncollectible accounts receivable, inventory obsolescence, and market value estimates of derivative instruments. For example, in light of improvements in product durability and improvements in the ability to track defective products, the Company is currently collecting and analyzing additional information to determine whether the warranty reserve should be reduced. The Company anticipates that its analysis will be completed, and any reduction in the warranty reserve would be made, in the third quarter of 2002.

Three-Month Periods Ended June 30, 2002 and 2001

      Net sales decreased 1% to $252.2 million for the three months ended June 30, 2002 as compared to $253.7 million for the comparable period in the prior year. The overall decrease in net sales is primarily due to a decrease in sales of woods, which decreased $29.3 million (23%) in the second quarter of 2002 as compared to the second quarter of 2001. The decrease in wood sales was substantially offset by a $6.9 million (10%) increase in sales of irons, a $2.8 million (13%) increase in sales of golf balls and a net $18.1 million (51%) increase in sales of putters and the Company’s other products, as compared to the second quarter of 2001. A decrease in net sales of woods was expected due to the Company’s natural product life cycles with higher priced titanium metal woods being in their second year after introduction. The overall decrease in net sales was partially offset by the weakening of the U.S. dollar in relation to other foreign currencies during the second quarter of 2002. As compared to the second quarter of 2001, the strengthening of foreign currency exchange rates compared to the U.S. dollar favorably impacted net sales for the second quarter of 2002 by approximately $1.1 million, as measured by applying second quarter 2001 exchange rates to second quarter 2002 net sales.

      The Company believes that its overall net sales during the second quarter of 2002 were negatively affected by adverse economic conditions and continued economic uncertainty particularly in the United States, Japan and other parts of Asia. The Company’s net sales were also adversely affected by competitive pressures in many of the Company’s principal markets and particularly in the United States and Japan. These competitive pressures include the substantial discounting of competitors’ current products and close-outs of products that were previously commercially successful, as well as significant retailer support programs. The Company also believes that its second quarter net sales were negatively affected by a decrease in rounds played. Golf Datatech has reported that in the United States rounds played were down 6% for April and May, as compared to the same period last year. Conversely, the Company believes that its overall net sales during the second quarter of 2002 were positively affected by an expanded product line, including the C4 Driver, Big Bertha Irons and HX Three-Piece and HX Two-Piece golf balls.

      Net sales information by product category is summarized as follows:

	For the
	Three Months
	Ended
	June 30,		Growth/(Decline)

	2002	2001	Dollars	Percent

Net Sales (dollars in millions):
Woods	$96.5	$125.8	$(29.3)	(23%)
Irons	78.4	71.5	6.9	10%
Golf Balls	23.7	20.9	2.8	13%
Putters, Accessories and Other	53.6	35.5	18.1	51%

	$252.2	$253.7	$(1.5)	(1%)

      The $29.3 million (23%) decrease in net sales of woods to $96.5 million represents a decrease in both unit and dollar sales. This decrease was primarily attributable to a decline in sales of Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and ERC II Forged Titanium Drivers. A decline was expected as the Company’s products generally sell better in their first year after introduction and 2002 is the second year in the life cycle for these products. This decrease was also attributable to a decline in sales of Big Bertha Steelhead Plus Drivers and Fairway Woods which were introduced in December 1999. These declines were partially offset by the initial sales generated from the January 2002 introduction of Big Bertha Steelhead III Woods and the February 2002 introduction of Big Bertha C4 Drivers.

      The $6.9 million (10%) increase in net sales of irons to $78.4 million represents an increase in both unit and dollar sales. The sales growth was due primarily to the January 2002 launch of Big Bertha Irons and Hawkeye VFT Irons launched in August 2001. These increases were partially offset by a decline in sales of Steelhead X-14 Irons, which are in their third year of sales.

      The $2.8 million (13%) increase in net sales of golf balls to $23.7 million represents an increase in dollar sales and a slight decline in unit sales. The second quarter growth in golf ball dollar sales was largely attributable to the expansion of the Company’s golf ball product line offering to four models from only two in the comparable period of the prior year. This expanded product line resulted in a higher average selling price as compared to the same period of 2001. The Company initially launched the CTU 30 golf ball in November 2001, the HX golf ball in March 2002, and the HX Two-Piece golf ball in May 2002. The second quarter 2001 net sales included sales generated from the CB1 golf ball and Rule 35 golf ball. The CTU 30 golf ball is the successor ball to the Rule 35 golf ball.

      The $18.1 million (51%) increase in sales of putters, accessories and other products is primarily attributable to increased sales of the Company’s Odyssey putters resulting from the January 2002 introduction of the Odyssey White Hot Two-Ball Putter combined with sales from the February 2002 launch of Callaway Golf gloves.

      Net sales information by region is summarized as follows:

	For the
	Three Months
	Ended
	June 30,		Growth/(Decline)

	2002	2001	Dollars	Percent

Net Sales (dollars in millions):
United States	$143.6	$139.7	$3.9	3%
Japan	25.4	37.0	(11.6)	(31%)
Europe	46.4	37.1	9.3	25%
Rest of Asia	18.4	20.0	(1.6)	(8%)
Other Foreign Countries	18.4	19.9	(1.5)	(8%)

	$252.2	$253.7	$(1.5)	(1%)

      Net sales in the United States increased $3.9 million (3%) to $143.6 million during the second quarter of 2002 versus the second quarter of 2001. Overall, the Company’s sales in regions outside of the United States decreased $5.4 million (5%) to $108.6 million during the second quarter of 2002 versus the same quarter of 2001. This decrease is primarily attributable to a $11.6 million (31%) decrease in sales in Japan, a $1.6 million (8%) decrease in the Rest of Asia, which includes Korea, and a $1.5 million (8%) decrease in other regions outside of the United States. This decrease was partially offset by a $9.3 million (25%) increase in Europe. The Company’s net sales in regions outside of the United States were also favorably affected by the overall strengthening of foreign currency exchange rates compared to the U.S dollar. Had exchange rates for the second quarter of 2002 been the same as the second quarter 2001 exchange rates, overall sales in regions outside of the United States would have been approximately 1% lower than reported.

      For the second quarter of 2002, the Company’s overall gross profit increased $5.6 million to $137.5 million from $131.9 million in the second quarter of 2001, and increased to 55% of net sales in 2002 from 52% in 2001. The Company’s gross profit percentage was favorably impacted by a reduction in the Company’s manufacturing labor and overhead expenses as a percent of net sales, a favorable shift in club product mix and improved golf ball profit margins, partially offset by a lower average selling price. The improvement in golf ball margins was attributable to increases in plant utilization and production yields.

      Selling expenses increased $0.8 million (1%) in the second quarter of 2002 to $54.9 million from $54.1 million in the comparable period of 2001, and were 22% and 21% of net sales, respectively. This increase was primarily due to increased employee expenses of $1.9 million and tour professional expenses of $1.0 million. These increases were partially offset by decreases in advertising and promotion related expenses of $2.1 million.

      General and administrative expenses decreased $5.6 million (27%) in the second quarter of 2002 to $15.0 million from $20.6 million in the comparable period of 2001, and were 6% and 8% of net sales, respectively. This decrease is mainly attributable to a decrease of $2.9 million in employee costs, a $1.5 million decrease in depreciation and amortization expenses (primarily due to the implementation of SFAS No. 142), and a reduction in deferred compensation expenses of $1.2 million.

      Research and development expenses remained constant at $8.4 million in the second quarter of 2002 as compared to the second quarter of 2001. As a percentage of net sales, the expenses also remained constant at 3%.

      Other income totaled $1.6 million in the second quarter of 2002 as compared to other expenses of $3.6 million in the second quarter of 2001. The $5.2 million of additional income is primarily attributable to unrealized energy derivative losses of $7.7 million recognized in the second quarter of 2001 associated with the valuation of the energy contract that was terminated in the fourth quarter of 2001 (see “Supply of Electricity and Energy Contracts” below), combined with a $1.0 million increase in net foreign currency transactions gains. These increases were partially offset by decreases in royalty income of $1.8 million, a reduction in market returns on the deferred compensation plan assets of $1.3 million, and declines in interest income and other expenses of $0.4.

      Net income for the second quarter of 2002 increased 38% to $37.1 million from $27.0 million in 2001. Earnings per diluted share during the year increased 53% to $0.55 in 2002 as compared to $0.36 in 2001. During the second quarter of 2001, the Company recorded a non-cash charge of $6.2 million after-tax or $0.08 per diluted share, as a result of the change in estimated market value of the Company’s energy supply contract that was terminated in the fourth quarter of 2001 (see “Supply of Electricity and Energy Contracts” below). Excluding this non-cash energy supply contract charge, the Company’s net income for 2002 as compared to 2001 would have increased 12% from $33.2 million and diluted earnings per share would have increased 25% from $0.44.

Six-Month Periods Ended June 30, 2002 and 2001

      Net sales decreased 1% to $508.6 million for the six months ended June 30, 2002 as compared to $515.0 million for the comparable period in the prior year. The overall decrease in net sales is primarily due to a decrease in sales of woods, which decreased $76.9 million (28%) in the first half of 2002 as compared to the comparable period of 2001. The decrease in wood sales was substantially offset by a $26.1 million (19%) increase in sales of irons, a $13.8 million (42%) increase in sales of golf balls and a net $30.6 million (45%) increase in sales of putters and the Company’s other products, as compared to the second quarter of 2001. A decrease in net sales of woods was expected due to the Company’s natural product life cycles with higher priced titanium metal woods being in their second year after introduction. In addition, the strength of the U.S. dollar in relation to other foreign currencies had an adverse effect upon the Company’s overall net sales for the first half of 2002. As compared to the first half of 2001, a decline in foreign currency exchange rates adversely impacted net sales for the first half of 2002 by approximately $4.7 million, as measured by applying exchange rates for the first six months of 2001 to sales for the first six months of 2002.

      The Company believes that its overall net sales during the first half of 2002 were negatively affected by adverse economic conditions and continued economic uncertainty particularly in the United States, Japan and other parts of Asia. The Company’s net sales were also adversely affected by competitive pressures in many of the Company’s principal markets and particularly in the United States and Japan. These competitive pressures include the substantial discounting of competitors’ current products and close-outs of products that were previously commercially successful, as well as significant retailer support programs. The Company also believes that its net sales for the first half of 2002 were negatively affected by a decrease in rounds played. Golf Datatech has reported that from January through May rounds played in the United States declined 3%, as compared to the same period last year. Conversely, the Company believes that its net sales during the first half of 2002 were positively affected by an expanded product line, including the C4 Driver, Big Bertha Irons and HX Three-Piece and HX Two-Piece golf balls.

      Net sales information by product category is summarized as follows:

	For the
	Six Months
	Ended
	June 30,		Growth/(Decline)

	2002	2001	Dollars	Percent

Net Sales (dollars in millions):
Woods	$202.0	$278.9	$(76.9)	(28%)
Irons	161.8	135.7	26.1	19%
Golf Balls	46.3	32.5	13.8	42%
Putters, Accessories and Other	98.5	67.9	30.6	45%

	$508.6	$515.0	$(6.4)	(1%)

      The $76.9 million (28%) decrease in net sales of woods to $202.0 million represents a decrease in both unit and dollar sales. This decrease was primarily attributable to a decline in sales of Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and ERC II Forged Titanium Drivers. A decline was expected as the Company’s products generally sell better in their first year after introduction and 2002 is the second year in the life cycle for these products. This decrease was also attributable to a decline in sales of Big Bertha Steelhead Plus Drivers and Fairway Woods which were introduced in December 1999. These declines were partially offset by the initial sales generated from the January 2002 introduction of Big Bertha Steelhead III Woods and the February 2002 introduction of Big Bertha C4 Drivers.

      The $26.1 million (19%) increase in net sales of irons to $161.8 million represents an increase in both unit and dollar sales. The sales growth was due primarily to the January 2002 launch of Big Bertha Irons and Hawkeye VFT Irons launched in August 2001. These increases were partially offset by a decline in sales of Steelhead X-14 Irons, which are in their third year of sales.

      The $13.8 million (42%) increase in net sales of golf balls to $46.3 million represents an increase in both unit and dollar sales. The golf ball growth was largely attributable to the expansion of the Company’s golf ball product line offering to four models from only two in the comparable period of the prior year. This expanded product line resulted in a higher average selling price as compared to the same period of 2001. The Company initially launched the CTU 30 golf ball in November 2001, the HX golf ball in March 2002, and the HX Two-Piece golf ball in May 2002. Net sales for the first half of 2001 included sales generated from the CB1 golf ball and Rule 35 golf ball. The CTU 30 golf ball is the successor ball to the Rule 35 golf ball.

      The $30.6 million (45%) increase in sales of putters, accessories and other products is primarily attributable to increased sales of the Company’s Odyssey putters resulting from the January 2002 introduction of the Odyssey White Hot Two-Ball Putter combined with sales from the February 2002 launch of Callaway Golf gloves.

      Net sales information by region is summarized as follows:

	For the
	Six Months
	Ended
	June 30,		Growth/(Decline)

	2002	2001	Dollars	Percent

Net Sales (dollars in millions):
United States	$294.5	$287.5	$7.0	2%
Japan	56.8	78.1	(21.3)	(27%)
Europe	87.1	74.5	12.6	17%
Rest of Asia	34.0	37.6	(3.6)	(10%)
Other Foreign Countries	36.2	37.3	(1.1)	(3%)

	$508.6	$515.0	$(6.4)	(1%)

      Net sales in the United States increased $7.0 million (2%) to $294.5 million during the first half of 2002 versus the first half of 2001. Overall, the Company’s sales in regions outside of the United States decreased $13.4 million (6%) to $214.1 million during the first half of 2002 versus the same period of 2001. This decrease is primarily attributable to a $21.3 million (27%) decrease in sales in Japan, a $3.6 million (10%) decrease in the Rest of Asia, which includes Korea, and a $1.1 million (3%) decrease in other regions outside of the United States. This decrease was partially offset by a $12.6 million (17%) increase in Europe. The Company’s net sales in regions outside of the United States were also adversely affected by a decline in foreign currency exchange rates. Had exchange rates for the first half of 2002 been the same as the first half of 2001 exchange rates, overall sales in regions outside of the United States would have been approximately 2% higher than reported.

      For the six months ended June 30, 2002, gross profit decreased to $265.9 million from $268.8 million in the comparable period of 2001, and as a percentage of net sales remained constant at 52%. The Company’s gross profit percentage was favorably impacted by a reduction in the Company’s manufacturing labor and overhead expenses as a percent of net sales and improved golf ball profit margins, offset by a lower average selling price and the $1.3 million charge related to the purchase of the Company’s golf ball manufacturing equipment (see below “Financial Condition and Liquidity”). The improvement in golf ball margins was attributable to increases in sales volume, plant utilization and production yields.

      Selling expenses increased $4.8 million (4%) in the first half of 2002 to $112.2 million from $107.4 million in the comparable period of 2001, and were 22% and 21% of net sales, respectively. This increase was primarily due to increases in promotional expenses of $1.9 million, professional golf tour expenses of $1.8 million, advertising expenses of $1.4 million and commission expenses of $1.3 million. These increases were partially offset by decreases in consulting fees of $1.4 million.

      General and administrative expenses decreased $12.0 million (30%) in the first half of 2002 to $28.4 million from $40.4 million in the comparable period of 2001, and were 6% and 8% of net sales, respectively. This decrease is mainly attributable to a decrease of $5.9 million in employee costs, a $3.0 million decrease in depreciation and amortization expenses (primarily due to the implementation of SFAS No. 142), reduced facility costs of $1.0 million, and a $1.0 million decrease in bad debt expense.

      Research and development expenses decreased $1.1 million (6%) in the first half of 2002 to $16.3 million from $17.4 million in the comparable period of 2001. As a percentage of net sales, the expenses remained constant at 3%. The dollar decrease resulted primarily from a $0.8 million decrease in employee costs.

      Other income totaled $1.5 million in the second half of 2002 as compared to other expenses of $2.6 million in the second half of 2001. The $4.2 million of additional income is primarily attributable to unrealized energy derivative losses of $7.7 million recognized in the prior year associated with the valuation of the energy contract that was terminated in the fourth quarter of 2001 (see “Supply of Electricity and Energy Contracts” below), combined with a $0.2 million increase in net foreign currency transactions gains. These increases were partially offset by decreases in royalty income of $1.7 million, and a decline in interest income of $1.6 million.

      Net income for the six months ended June 30, 2002 increased 11% to $67.8 million from $61.1 million in 2001. Earnings per diluted share during the year increased 19% to $0.99 in 2002 as compared to $0.83 in 2001. During the first half of 2001, the Company recorded a non-cash charge of $6.2 million after-tax or $0.08 per diluted share, as a result of the change in estimated market value of the Company’s energy supply contract that was terminated in the fourth quarter of 2001 (see “Supply of Electricity and Energy Contracts” below). Excluding this non-cash energy supply contract charge, the Company’s net income for 2002 as compared to 2001 would have increased 1% from $67.3 million and diluted earnings per share would have increased 9% from $0.91.

Financial Condition and Liquidity

      Cash and cash equivalents increased $7.8 million (9%) to $92.1 million at June 30, 2002, from $84.3 million at December 31, 2001. The increase primarily resulted from cash provided by operating activities of $46.6 million, partially offset by cash used in financing and investing activities of $30.9 million and $9.3 million, respectively. Cash flows provided by operating activities reflect net income adjusted for depreciation and amortization ($84.9 million), decreases in inventory ($27.0 million) and other assets ($13.0 million) combined with increases in income taxes payable ($22.3 million) and accounts payable and accrued expenses ($15.3 million), partially offset by increases in accounts receivable ($120.9 million). Cash flows used in financing activities are primarily attributable to the acquisition of treasury stock ($33.2 million) and the payment of dividends ($9.4 million), partially offset by proceeds from the exercise of employee stock options ($9.7 million) and purchases under the employee stock purchase plan ($3.2 million). Cash flows used in investing activities are primarily attributable to capital expenditures ($14.6 million) and cash paid for investments ($2.0 million), partially offset by net proceeds from sales of marketable securities ($6.5 million).

      The Company’s accounts receivable increased $126.2 million from December 31, 2001. This increase is consistent with seasonal trends (see “Seasonality and Adverse Weather Conditions” below). The Company’s accounts receivable also increased $32.9 million over the Company’s accounts receivable at June 30, 2001. This increase is primarily attributable to the institution of the Company’s Preferred Retailer Program in the United States, which offers longer payment terms for retailers who participate in the program in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training.

      The Company’s inventory decreased $22.1 million from December 31, 2001. This decrease is consistent with seasonal trends (see “Seasonality and Adverse Weather Conditions” below). The Company’s inventory also increased $6.8 million as compared to June 30, 2001. This increase is primarily attributable to the Company’s broader product line, including four models of golf balls, as compared to two models at June 30, 2001.

      The Company’s principal sources of liquidity, both on a short-term and long-term basis, have been cash flow provided by operations and the Company’s credit facilities. The Company currently expects this trend to continue. The Company has a revolving credit facility for up to $120.0 million (the “Amended Credit Agreement”) and an $80.0 million accounts receivable securitization facility (the “Accounts Receivable Facility”) which expire in February 2004. During the first half of 2002, the Company did not utilize either its Accounts Receivable Facility or its line of credit under the Amended Credit Agreement. At June 30, 2002, the

Company had $120.0 million available under the Amended Credit Agreement, subject to meeting certain availability requirements under a borrowing base formula and other limitations. Also at June 30, 2002, there were no advances under the Accounts Receivable Facility, leaving up to $80.0 million available under this facility. See Notes 5 and 6 to the Consolidated Condensed Financial Statements for further detail.

      In August 2001, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100.0 million. The Company began the repurchase program in August 2001 and during the second quarter of 2002 completed the program which resulted in the repurchase of 5.8 million shares of the Company’s Common Stock at an average cost of $17.11 for a total of $100.0 million.

      Also in May 2002, the Company announced that its Board of Directors authorized it to repurchase additional shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $50.0 million. Under this authorization, the Company has spent $17.7 million to repurchase 1.0 million shares of its Common Stock at an average cost of $17.31 per share through June 30, 2002.

      The following table gives additional guidance related to contractual obligations and commercial commitments as of June 30, 2002 (in millions):

	Payments Due By Period

		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years

Contractual Obligations:
Operating Leases(1)	$14.4	$4.6	$4.7	$3.9	$1.2
Unconditional Purchase Obligations(2)	21.2	4.0	17.2	—	—
Long-Term Debt(3)	4.4	2.8	1.6	—	—
Foreign Exchange Contracts(4)	2.6	2.6	—	—	—

Total Contractual Cash Obligations	$42.6	$14.0	$23.5	$3.9	$1.2

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			After 5
	Committed	1 Year	1-3 Years	4-5 Years	Years

Other Commercial Commitments:
Lines of Credit(5)	$—	$—	$—	$—	$—
Accounts Receivable Securitization(5)	—	—	—	—	—
Golf Ball Equipment Purchase(6)	49.8	49.8	—	—	—

Total Commercial Commitments	$49.8	$49.8	$—	$—	$—

(1)	The Company leases certain warehouse, distribution and office facilities as well as office and manufacturing equipment under operating leases. The amount presented in the table represents commitments for minimum lease payments under non-cancelable operating leases and includes $1.0 million related to lease payments due on the golf ball manufacturing equipment through August 2002 (see note (6) below).

(2)	The amounts indicated in this line item reflect long-term purchase agreements for various key raw materials. The purchase commitments covered by these agreements aggregate approximately $4.0 million per year for 2002 and 2003 related to golf ball materials and approximately $13.2 million related to golf club materials through December 2004. In addition, in the normal course of operations, the Company enters into unconditional purchase obligations with various vendors and suppliers of goods and services through purchase orders or other documentation or are undocumented except for an invoice. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in the total unconditional purchase obligations presented in this line item.

(3)	In April 2001, the Company entered into a note payable as part of a licensing agreement for patent rights. The unsecured, interest-free note payable matures on December 31, 2003 and is payable in quarterly installments. The total annual amounts payable in 2002 and 2003 are $2.7 million and $3.3 million, respectively.

(4)	The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. The Company does not enter into foreign exchange contracts for speculative purposes and hedging contracts mature within twelve months. At June 30, 2002, the Company had approximately $137.8 million of foreign exchange contracts outstanding. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At June 30, 2002, the net fair values of foreign currency-related derivatives were recorded as current assets of $1.4 million and current liabilities of $4.0 million.

(5)	The Company has a revolving credit facility for up to $120.0 million (the “Amended Credit Agreement”) and an $80.0 million accounts receivable securitization facility (the “Accounts Receivable Facility”) which expire in February 2004. During the first half of 2002, the Company did not utilize either its Accounts Receivable Facility or its line of credit under the Amended Credit Agreement. At June 30, 2002, the Company had $120.0 million available under the Amended Credit Agreement, subject to meeting certain availability requirements under a borrowing base formula and other limitations. Also at June 30, 2002, there were no advances under the Accounts Receivable Facility, leaving up to $80.0 million available under this facility. See Notes 5 and 6 to the Consolidated Condensed Financial Statements for further detail.

(6)	In December 1998, the Company entered into a master lease agreement for the acquisition and lease of machinery and equipment utilized in the Company’s golf ball operations. By December 31, 1999, the Company had finalized its lease program and leased $50.0 million of equipment under the operating lease. On February 11, 2002, pursuant to the master lease agreement, the Company notified the lessor of its election to purchase the leased equipment in August 2002 which is the end of the initial lease term. As of June 30, 2002, the estimated purchase price was $49.8 million. On August 12, 2002, the Company purchased the golf ball equipment. (See Note 11 (Subsequent Event) to the Company’s Consolidated Condensed Financial Statements.)

      Although the Company’s golf club operations are mature and historically have generated cash from operations, the Company’s golf ball operations are relatively new and through June 30, 2002 have not generated cash flows sufficient to fund these operations. Furthermore, although the Company’s golf ball operations have improved since inception, the Company has not achieved the sales or production efficiencies necessary for its golf ball business to be profitable. The Company continues to evaluate its golf ball operations and is reviewing the viability of its current business model for the golf ball business.

      Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its credit facilities, will be sufficient to finance current operating requirements, including planned capital expenditures, contractual obligations and commercial commitments, for the next twelve months. There can be no assurance, however, that future industry specific or other developments, general economic trends or other matters, will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see “Certain Factors Affecting Callaway Golf Company” below).

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

      On May 9, 2002, the USGA announced that the USGA and the R&A had reached a proposed compromise position with respect to the COR of drivers. Under the compromise, the COR limit would have been set at 0.860 under both the rules of the USGA and the R&A effective January 1, 2003. There would have been added to the Rules of Golf a new “condition of competition” that would have permitted professional golf tours around the world the option of adopting 0.830 as the COR limit for such tours. Currently, all professional tours in the United States play by the 0.830 limit. The R&A had announced that it would adopt 0.830 as the COR limit in the 2003 British Open Championships. The PGA European Tour, the Japan Golf Tour and the Asian Tour currently have no limits on COR. In addition, as part of the compromise, the USGA and the R&A stated that the COR limit under the Rules of Golf would thereafter be reduced, from 0.860 to 0.830 on January 1, 2008.

      On August 6, 2002, the USGA and the R&A announced that they would not be implementing the May 9 proposal. Instead the USGA announced that it would make no change to its Rules of Golf, keeping the current COR limit of 0.830 in place in the United States and other jurisdictions that follow the Rules of Golf as published by the USGA. The R&A announced that effective January 1, 2008 it would establish a COR limit of 0.830 under its Rules of Golf. In addition, the R&A announced that it would adopt a “condition of competition” effective January 1, 2003 for use at competitions involving only highly skilled golfers (e.g. the British Open Championship and competitions organized by major professionals tours). Under this “condition of competition” driving clubs would be limited to a COR of no higher than 0.830. Until January 1, 2008, there would be no limit on COR in R&A jurisdictions except in those events where the “condition of competition” was applied.

      In anticipation of the possible adoption of the proposed compromise as announced on May 9, 2002, and in response to competitive offerings by competitors, the Company had promoted the sale of its ERC II Driver in the United States and Canada beginning in late July 2002. The ERC II Driver has a COR above the 0.830 limit, but would have been conforming under the new, higher limit of 0.860 contained in the initial proposal. With the announcement that the USGA would no longer be raising the COR limit in its jurisdictions effective January 1, 2003, the Company modified its promotion and has offered various exchange and return privileges to consumers and retailers, respectively, who purchased ERC II Drivers during the promotion in reliance upon a change in the Rules of Golf by the USGA. These actions will affect the Company’s business in the United States and Canada in the third quarter of 2002, but the extent of the impact is not currently known. The marketplace in these countries was already very competitive, and the extent to which consumers and/or retailers will return ERC II Drivers is not currently known.

      The net effect of the reversal in position by the USGA regarding the May 9, 2002 proposal is to leave the COR limitations for driving clubs unchanged in the United States. The Company had planned for this contingency, and has developed new driver products for sale in USGA jurisdictions that conform to this limit, and expects to launch those products as appropriate. In addition, the Company has developed new driver products for sale in R&A jurisdictions that take advantage of the absence of COR restrictions in those areas. While the Company feels it would have had an additional competitive advantage in the United States and Canada had the USGA adopted the May 9, 2002, proposal and raised the COR limit to 0.860, it continues to feel that its driver products that conform to the 0.830 limit have performance and other attributes that make golfers prefer them over the offerings of competitors.

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

      Because the Enron Contract provided for the Company to purchase an amount of energy in excess of what it expected to be able to use in its operations, the Company accounted for the Enron Contract as a derivative instrument in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Enron Contract did not qualify for hedge accounting under SFAS No. 133. Therefore, the Company recognized changes in the estimated fair value of the Enron Contract currently in earnings. The estimated fair value of the Enron Contract was based upon a present value determination of the net differential between the contract price for electricity and the estimated future market prices for electricity as applied to the remaining amount of unpurchased electricity under the Enron Contract. Through September 30, 2001, the Company had recorded unrealized pre-tax losses of $19.9 million ($7.7 million in the second quarter of 2001 and $12.2 million in the third quarter of 2001).

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

      The Company believes the Enron Contract has been terminated, and as of August 12, 2002, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

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

Terrorist Activity and Armed Conflict

      Terrorist activities and armed conflicts (such as the attacks on the World Trade Center and the Pentagon, the incidents of Anthrax poisoning and the military actions in the Middle East) have had a significant adverse effect upon the Company’s business. Any such additional events would likely have an adverse effect upon an already fragile world economy (discussed below) and would likely adversely affect the level of demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on these events and the economic, political, and public safety issues and concerns associated with such events. Also, such events could adversely affect the Company’s ability to manage its supply and delivery logistics. If such events caused a significant disruption in domestic or international air, ground or sea shipments, the Company’s ability to obtain the materials necessary to produce and sell its products and to deliver customer orders also would be materially adversely affected. Furthermore, such events have negatively impacted tourism. If this negative impact upon tourism continues, the Company’s sales to retailers at resorts and other vacation destinations would be materially adversely affected.

Adverse Global Economic Conditions

      The Company sells golf clubs, golf balls and golf accessories. These products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. Adverse economic conditions in the United States or in the Company’s international markets (which represent almost half of the Company’s total sales), a decrease in prosperity among consumers or even a decrease in consumer confidence as a result of anticipated adverse economic conditions, could cause consumers to forgo or to postpone purchasing new golf products. Such forgone or postponed purchases could have a material adverse effect upon the Company.

      The Company believes that the current economic conditions are unfavorable to the golf industry. The economic conditions in many of the Company’s key markets around the world are currently viewed by many as uncertain or troubled. Many people in the United States have lost a substantial amount of wealth in the stock market, including some who have lost all or substantially all of their retirement savings in connection with companies that have recently failed. Furthermore, in the United States, there have been announcements by companies of significant reductions in force, and others are possible, and consumers are less likely to purchase new golf equipment when they are unemployed. The Company believes that these adverse conditions have adversely affected the Company’s sales and will continue to do so until such conditions improve. Furthermore, even if economic conditions were to improve during the latter part of 2002, the Company’s sales in 2002 would not experience a corresponding improvement because the golf selling season would largely be over.

Foreign Currency Risk

      Almost half of the Company’s sales are international sales. As a result, the Company conducts transactions in approximately 12 currencies worldwide. Conducting business in such various currencies increases the Company’s exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Changes in exchange rates may positively or negatively affect the Company’s financial results. Overall, the Company is generally negatively affected by a stronger U.S. dollar in relation to the foreign currencies in which the Company conducts business. Conversely, overall, the Company is generally positively affected by a weaker U.S. dollar relative to such foreign currencies. For the effect of foreign currencies on the Company’s financial results for the current reporting periods, see “Results of Operations” above.

      The effects of foreign currency fluctuations can be significant. The Company therefore engages in certain hedging activities to mitigate over time the impact of foreign currency fluctuations on the Company’s financial results. The Company’s hedging activities reduce, but do not eliminate, the effects of such foreign currency fluctuations. Factors that could affect the effectiveness of the Company’s hedging activities include accuracy of sales forecasts, volatility of currency markets and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar but they also reduce the positive impact of a weaker U.S. dollar. For the effect of the Company’s hedging activities during the current reporting periods, see below, “Quantitative and Qualitative Disclosures about Market Risk.”

      The Company’s future financial results could be significantly negatively affected if the value of the U.S. dollar increases relative to the foreign currencies in which the Company conducts business. The degree to which the Company’s financial results are affected will depend in part upon the effectiveness or ineffectiveness of the Company’s hedging activities.

Growth Opportunities

      Golf Clubs. In order for the Company to significantly grow its sales of golf clubs, the Company must either increase its share of the market for golf clubs or the market for golf clubs must grow. The Company already has a significant share of the worldwide premium golf club market and therefore opportunities for additional market share may be limited. The Company does not believe there has been any material increase in participation or the number of rounds played in 1999, 2000 or 2001. Golf Datatech has reported that the number of rounds played during the first 5 months of 2002 decreased 3.2% as compared to the same period of 2001. Furthermore, the Company believes that since 1997 the overall worldwide premium golf club market has generally not experienced substantial growth in dollar volume from year to year. There is no assurance that the overall dollar volume of the worldwide premium golf club market will grow, or that it will not decline, in the future. The Company’s future club sales growth therefore may be limited unless there is growth in the worldwide premium golf club market or it can grow its already significant market share.

      Golf Balls. The Company began selling its golf balls in February 2000 and does not have as significant of a market share as it does in the club business. Although opportunities exist for the acquisition of additional market share in the golf ball market, such market share is currently held by some well-established and well-financed competitors. There is no assurance that the Company will be able to obtain additional market share in this very competitive golf ball market. If the Company is unable to obtain additional market share, its golf ball sales growth may be limited (see also “Financial Condition and Liquidity” above).

Golf Ball Costs

      The cost of entering the golf ball business has been significant. To date, the development of the Company’s golf ball business has had a significant negative impact on the Company’s cash flows, financial position and results of operations. The Company will need to produce and sell golf balls in large volumes to cover its costs and become profitable. Although the Company’s golf ball operations have shown improvement, there is no assurance that the Company will be able to achieve the sales or production efficiencies necessary to make its golf ball business profitable. Until the golf ball business becomes profitable, the Company’s results of operations, cash flows and financial position will continue to be negatively affected (see also “Financial Condition and Liquidity” above).

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

Dependence on Energy Resources

      The Company’s golf club and golf ball manufacturing facilities use, among other resources, significant quantities of electricity to operate. In 2001, some companies in California experienced periods of blackouts during which electricity was not available. The Company has experienced one blackout period to date, and it is possible the Company could experience additional blackout periods particularly in the warm weather months when demand for electricity is at its peak. The Company has taken certain steps to provide access to alternative power supplies for certain of its operations, and believes that these measures could mitigate any impact resulting from possible future blackouts.

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

Dependence on Certain Suppliers and Materials

      The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single-sourced. In addition, some of the Company’s products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. The Company believes that suitable clubheads and shafts could be obtained from other manufacturers in the event its regular suppliers were unable to provide components. However, any significant production delay or disruption caused by the inability of current suppliers to deliver or the transition to other suppliers could have a material adverse impact on the Company’s results of operations. The Company is also single-sourced or dependent on a limited number of suppliers for the materials it uses to make its golf balls. Many of the materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company’s golf ball business. If the Company did experience any such delays or interruptions, there is no assurance that the Company would be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.

      The Company uses United Parcel Service (“UPS”) for substantially all ground shipments of products to its U.S. customers. The Company uses air carriers and ships for most of its international shipments of products. Any significant interruption in UPS, air carrier or ship services could have a material adverse effect upon the Company’s ability to deliver its products to its customers. If there were any significant interruption in such services, there is no assurance that the Company could engage alternative suppliers to deliver its products in a timely and cost-efficient manner. In addition, many of the components the Company uses to build its golf clubs, including clubheads and shafts, are shipped to the Company via air carrier. Any significant interruption in UPS services, air carrier services or shipping services into or out of the United States could have a material adverse effect upon the Company (see also “International Risks” below).

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

Competition

      Golf Clubs. The worldwide market for premium golf clubs is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. For example, in 2002 Nike began marketing and selling golf clubs that compete with the Company’s products, and several manufacturers in Japan have announced plans to expand their businesses in the United States. New product introductions, price reductions, extended payment terms and “close-outs” (including close-outs of products that were recently commercially successful) by competitors continue to generate increased market competition. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities, discounted pricing, extended payment terms or new product introductions by competitors will not negatively impact the Company’s future sales.

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

Market Acceptance of Products

      A golf manufacturer’s ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including a golf club’s and golf ball’s look and “feel,” and the level of acceptance that a golf club and ball has among professional and recreational golfers. The subjective preferences of golf club and ball purchasers are difficult to predict and may be subject to rapid and unanticipated changes. For example, the Company’s new HX Golf Balls employ revolutionary aerodynamic technology. This aerodynamic technology is reflected in the Company’s patented tubular lattice network (a criss-crossing network of tube-like projections that form hexagonal and pentagonal patterns around the golf ball, as opposed to the conventional dimple), which gives it a unique appearance different from any other golf ball on the market. If a significant number of golfers are not willing to purchase a golf ball with this unique appearance, it will not be commercially successful, notwithstanding the performance advantages.

      In addition, the Company’s products have tended to incorporate significant innovations in design and manufacture, which have often resulted in higher prices for the Company’s products relative to other products in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay such premium prices for golf equipment or that the Company will be able to continue to design and manufacture premium products that achieve market acceptance in the future. For example, the Company’s new Big Bertha C4 Driver is made of a compression cured carbon composite. All current leading drivers in the marketplace are made of metal, generally either steel or titanium. Although the Company believes that its new C4 Drivers provide exceptional performance, if a significant number of golfers are not willing to pay premium prices for a non-metallic driver, the C4 Driver will not be commercially successful.

      In general, there can be no assurance as to how long the Company’s golf clubs and golf balls will maintain market acceptance and therefore no assurance that the demand for the Company’s products will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

New Product Introduction and Product Cyclicality

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

      The Company’s newly introduced golf club products generally have a product life cycle of approximately two years. These products generally sell significantly better in the first year after introduction as compared to the second year. In certain markets, such as Japan, the decline in sales during the second year is even more significant. The Company’s titanium metal wood products generally sell at higher price points than its comparable steel metal wood products. The Company’s wood products generally achieve better gross margins than its comparable iron products. The Company generally introduces new titanium metal wood products and steel metal wood products in alternate years. The Company’s sales and gross margins for a particular period may be negatively or positively affected by the mix of new products sold in such period. For example, because the Company’s titanium metal woods sell at higher price points and generally achieve higher margins than many of the Company’s other products, the Company’s overall sales and gross margins are generally positively impacted during periods in which the Company has increased sales of titanium woods (which is generally the first year after introduction).

Seasonality and Adverse Weather Conditions

      In addition to the effects of product cycles described above, the Company’s business is also subject to the effects of seasonal fluctuations. In the golf club and golf ball businesses, sales to retailers are generally seasonal due to lower demand in the retail market during cold weather months. The Company’s first quarter sales generally represent the Company’s sell-in to the golf retail channel of its products for the new golf season. Many of these sales are pre-booked during the fourth quarter of the prior year. The Company’s second and third quarter sales generally represent re-order business. Sales during the second and third quarters therefore are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of the products of the Company’s competitors. Retailers are sometimes reluctant to re-order the Company’s products in significant quantity when they already have excess inventory of the Company’s competitors’ products. The Company’s sales during the fourth quarter are generally significantly less than the other quarters because in general in the Company’s principal markets less people are playing golf during that time of year due to cold weather. Furthermore, it previously was the Company’s practice to announce its new product line at the beginning of each calendar year. The Company recently departed from that practice and now announces its new product line in the fourth quarter to allow retailers to plan better. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products and/or result in close-out sales at reduced prices.

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

Conformance with the Rules of Golf

      New golf club and golf ball products generally seek to satisfy the standards established by the USGA and R&A because these standards are generally followed by golfers within their respective jurisdictions. The USGA rules are generally followed in the United States, Canada and Mexico, and the R&A rules are generally followed in most other countries throughout the world. The Rules of Golf as published by the R&A and the USGA are virtually the same except with respect to the regulation of “driving clubs.” See “USGA Action” above.

      All of the Company’s current products, with the exception of the ERC II (and ERC II Pro Spec) Drivers, are believed to be “conforming” under the Rules of Golf as published by the USGA. The Company believes that the USGA’s ruling that the ERC II Drivers are non-conforming has had a significant adverse affect upon sales of the ERC II Drivers in the United States and that it may have injured sales of other conforming products or otherwise damaged the brand. All of the Company’s products are believed to be conforming to the Rules of Golf as published by the R&A, except (as discussed above at “USGA Action”) that effective January 1, 2003 the Company’s ERC II Drivers will not be conforming in certain competitions involving highly skilled golfers and effective January 1, 2008 the ERC II Drivers would not be conforming under the Rules of Golf as published by the R&A. These new R&A restrictions could affect sales of the Company’s ERC II Drivers in R&A jurisdictions, including jurisdictions in which the Company previously sold such products and in which there previously were no R&A restrictions. In addition, there is no assurance that the Company’s future products will satisfy USGA and/or R&A standards, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company’s products or the Company’s brand.

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

Product Returns

      Golf Clubs. The Company supports all of its golf clubs with a limited two year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors that use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. While any breakage or warranty problems are deemed significant to the Company, the incidence of defective clubs returned to date has not been material in relation to the volume of clubs that have been sold.

      The Company monitors the level and nature of any golf club breakage and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. Significant increases in the incidence of breakage or other product problems may adversely affect the Company’s sales and image with golfers. The Company believes that it has sufficient reserves for warranty claims. If the Company were to experience an unusually high incidence of breakage or other product problems in excess of these reserves, the Company’s financial results could be adversely affected.

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

International Risks

      The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will be an element in the future growth and success of the Company. The Company sells and distributes its products directly (as opposed to through third party distributors) in many key international markets in Europe, Asia, North America and elsewhere around the world. These activities have resulted and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. In addition, there are a limited number of suppliers of golf club components in the United States and the Company has increasingly become more reliant on suppliers and vendors located outside of the United States. The operation of foreign distribution in the Company’s international markets, as well as the management of relationships with international suppliers and vendors, will continue to require the dedication of management and other Company resources.

      As a result of this international business, the Company is exposed to increased risks inherent in conducting business outside of the United States. In addition to foreign currency risks, these risks include (i) increased difficulty in protecting the Company’s intellectual property rights and trade secrets, (ii) unexpected government action or changes in legal or regulatory requirements, (iii) social, economic or political instability, (iv) increased difficulty in managing foreign operations from the United States and (v) increased exposure to interruptions in air carrier or shipping services (including interruptions resulting from longshoreman labor disputes or strikes) which interruptions could significantly adversely affect the Company’s ability to obtain timely delivery of components from international suppliers or to timely deliver its products to international customers. Although the Company believes the benefits of conducting business internationally outweigh these risks, any significant adverse change in circumstances or conditions could have a significant adverse affect upon the Company’s operations and therefore financial performance and condition .

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      The Company uses derivative financial instruments for hedging purposes to limit its exposure to changes in foreign exchange rates. Transactions involving these financial instruments are with credit-worthy firms. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company utilized a derivative commodity instrument, the Enron Contract, to manage electricity costs in the volatile California energy market during the period of June 2001 through November 2001. Pursuant to its terms, the Enron Contract was terminated and the Company has not entered into another long-term energy contract that would be considered a derivative commodity instrument. The Company is also exposed to interest rate risk from its credit facilities and accounts receivable securitization arrangement. (See above “Certain Factors Affecting Callaway Golf Company — Foreign Currency Risks”).

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

      The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated intercompany sales of inventory denominated in foreign currencies, payments due on intercompany transactions from certain wholly-owned foreign subsidiaries, and anticipated sales by the Company’s wholly-owned European subsidiary for certain euro-denominated transactions. Hedged transactions are denominated primarily in British Pounds, Euros, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established company risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to the extent considered necessary to meet the Company’s objectives of reducing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. The Company’s hedging contracts mature within twelve months.

      At June 30, 2002 and 2001, the Company had approximately $137.8 million and $88.3 million, respectively, of foreign exchange contracts outstanding. Of the total contracts outstanding at June 30, 2002 and 2001, approximately $42.0 million and $35.8 million, respectively, were designated as cash flow hedges. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At June 30, 2002, the net fair value of foreign currency-related derivatives designated as cash flow hedges or fair value hedges were recorded as current assets of $1.4 million and current liabilities of $4.0 million.

      For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three months ended June 30, 2002 and 2001, the Company recorded net losses of $4.5 million and net gains of $0.3 million, respectively, in accumulated other comprehensive income. For the three months ended June 30, 2002 and 2001, the Company reclassified gains of $2.4 million and $1.8 million, respectively, into earnings related to the release of the effective portion of gains on contracts designated as cash flow hedges. During the six months ended June 30, 2002 and 2001, the Company recorded net losses of $3.0 million and net gains of $5.4 million, respectively, in accumulated other comprehensive income. For the six months ended June 30, 2002 and 2001, the Company reclassified gains of $2.9 million and $2.3 million, respectively, into earnings related to the release of the effective portion of gains on contracts designated as cash flow hedges. During the three and six months ended June 30, 2002, $0.2 million of gains were reclassified into earnings as a result of the discontinuance of cash flow hedges. During the three and six months ended June 30, 2001, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of June 30, 2002, $0.3 million of deferred net gains related to derivative instruments designated as cash flow hedges were included in accumulated other comprehensive income. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from accumulated other comprehensive income into earnings. The Company does not expect that such reclassifications would have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective gain or loss for derivative instruments that are designated and qualify as cash flow hedges is reported in other income (expense), net immediately. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three and six months ended June 30, 2002, the Company recorded gains of $0.6 million and $0.7 million, respectively, as a result of changes in the spot-forward differential. The spot-forward differential recorded during the three and six months ended June 30, 2001 was $0.2 and $0.7, respectively, of net gains. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At June 30, 2002 and 2001, the Company had approximately $95.8 million and $52.5 million, respectively, of foreign contracts used to hedge balance sheet exposures outstanding. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized in other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three and six months ended June 30, 2002, the Company recorded net losses of $7.6 million and $7.8 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposure. During the three and six months ended June 30, 2001, the Company recorded net losses of $0.8 million and net gains of $1.7 million, respectively.

      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2002 through its derivative financial instruments.

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

      The estimated maximum one-day loss in earnings from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $14.8 million at June 30, 2002. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

      Additionally, the Company is exposed to interest rate risk from its Amended Credit Agreement and Accounts Receivable Facility (see Notes 5 and 6 to the Company’s Consolidated Condensed Financial Statements) which are indexed to the London Interbank Offering Rate and Redwood Receivables Corporation Commercial Paper Rate. No amounts were advanced or outstanding under these facilities at June 30, 2002.

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

      On April 6, 2001, a complaint was filed against Callaway Golf Company and Callaway Golf Sales Company (collectively, the “Company”), in the Circuit Court of Sevier County, Tennessee, Case No. 2001-241-IV. The complaint seeks to assert a class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased selected Callaway Golf products on or after March 30, 2000. Specifically, the complaint alleges that the Company adopted a New Product Introduction Policy governing the introduction of certain of the Company’s new products in violation of Tennessee and Kansas antitrust and consumer protection laws. The plaintiff is seeking damages, restitution and punitive damages. The parties are engaged in discovery.

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”), for infringement of a golf ball aerodynamics patent owned by the Company. On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that a former MaxFli employee now working for the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages, punitive damages, and attorneys’ fees; a declaratory judgment; and injunctive relief. Both parties have recently amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. The parties are engaged in fact and expert discovery. MaxFli recently submitted a report from its damages expert asserting that MaxFli is entitled to at least $18.5 million in compensatory damages from the Company. The Company has submitted an expert report seeking damages of $6.3 million for patent infringement and false advertising. The Company anticipates that each party will challenge the methodology and conclusions in the expert damages reports of the other.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2002. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

Item 2.     Changes in Securities and Use of Proceeds

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      On May 6, 2002, the Company held its 2002 Annual Meeting of Shareholders. Ronald A. Drapeau, William C. Baker, Ronald S. Beard, Vernon E. Jordan, Jr., Yotaro Kobayashi and Richard L. Rosenfield were elected to the Board of Directors.

      The voting results for the election of directors were as follows:

Name	Votes For	Votes Withheld

Ronald A. Drapeau	60,522,442	8,281,237
William C. Baker	66,785,245	2,045,434
Ronald S. Beard	66,474,520	2,329,159
Vernon E. Jordan, Jr.	66,575,944	2,227,735
Yotaro Kobayashi	67,274,031	1,529,648
Richard L. Rosenfield	66,751,750	2,051,929

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      a.     Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).
3.2	First Amended and Restated Bylaws, effective August 17, 2001, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).
4.2	Rights Agreement by and between the Company and Chemical Mellon Shareholder Services as Rights Agent dated as of June 21, 1995, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
4.3	First Amendment to Rights Agreement, effective June 22, 2001, by and between Callaway Golf Company and Mellon Investor Services, LLC, incorporated herein by this reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
4.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
10.53	Second Amended Executive Officer Employment Agreement, effective as of June 1, 2002, by and between the Company and Ronald A. Drapeau.(†)
10.54	First Amended Executive Officer Employment Agreement, effective as of June 1, 2002, by and between the Company and Steven C. McCracken.(†)
10.55	First Amended Executive Officer Employment Agreement, effective as of June 1, 2002, by and between the Company and Bradley H. Holiday.(†)
10.56	First Amended Executive Officer Employment Agreement, effective as of June 1, 2002, by and between the Company and Robert A. Penicka.(†)
99.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(†)

(†) Included with this Report.

      b.     Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY

Bradley J. Holiday
Executive Vice President and
Chief Financial Officer

Date: August 12, 2002

EXHIBIT INDEX

Exhibit	Description

10.53	Second Amended Executive Officer Employment Agreement, effective as of June 1, 2002, by and between the Company and Ronald A. Drapeau.(†)
10.54	First Amended Executive Officer Employment Agreement, effective as of June 1, 2002, by and between the Company and Steven C. McCracken.(†)
10.55	First Amended Executive Officer Employment Agreement, effective as of June 1, 2002, by and between the Company and Bradley H. Holiday.(†)
10.56	First Amended Executive Officer Employment Agreement, effective as of June 1, 2002, by and between the Company and Robert A. Penicka.(†)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(†)