Form 10-Q
period 2002-09-30
CALLAWAY GOLF CO /CA
filed 2003-01-16
CIK 837465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 1-10962

Callaway Golf Company

(Exact name of registrant as specified in its charter)

Delaware	95-3797580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2180 Rutherford Road, Carlsbad, CA 92008

(760) 931-1771
(Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of December 31, 2002 was 75,805,049.

      Important Notice: Statements made in this report that relate to future plans, events, liquidity, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see Part I, Item 2, “Certain Factors Affecting Callaway Golf Company” of this report, as well as the Company’s other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

      Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Big Bertha — Big Bertha C4 — Biggest Big Bertha — C4 design — C design — CB1 — CTU 30 — Callaway — Callaway Golf — Callaway Hickory Stick — Dawn Patrol — Daytripper — Demonstrably Superior and Pleasingly Different — Deuce — DFX — Divine Nine — Dual Force — Ely Would — Enjoy the Game — ERC — ERC II — Ginty — Great Big Bertha — HX — Hawk Eye — Heavenwood — Little Bertha — Odyssey — RCH — Rossie — Rule 35 — S2H2 — Steelhead — Steelhead Plus — Stronomic — TriForce — TriHot — Tru Bore — Tubular Lattice Network — Tungsten Injected — VFT — Warbird — White Hot — World’s Friendliest — X-12 — X-14 — X-SPANN

CALLAWAY GOLF COMPANY

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$97,329	$84,263
Marketable securities	7,000	6,422
Accounts receivable, net	103,324	48,653
Inventories, net	128,473	167,760
Deferred taxes	22,658	27,266
Other current assets	8,216	20,327

Total current assets	367,000	354,691
Property, plant and equipment, net	173,902	133,250
Intangible assets, net	103,464	104,467
Deferred taxes	19,334	20,282
Goodwill	17,733	16,846
Other assets	17,385	18,066

	$698,818	$647,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$61,175	$38,261
Accrued employee compensation and benefits	26,384	25,301
Accrued warranty expense	14,833	34,864
Note payable, current portion	2,959	2,374
Income taxes payable	12,658	1,074

Total current liabilities	118,009	101,874
Long-term liabilities:
Deferred compensation	6,750	8,297
Energy derivative valuation account	19,922	19,922
Note payable, net of current portion	811	3,160
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2002 and December 31, 2001	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 83,562,927 and 82,694,173 issued at September 30, 2002 and December 31, 2001, respectively	836	827
Additional paid-in capital	342,023	419,541
Unearned compensation	(61)	(211)
Retained earnings	449,632	388,609
Accumulated other comprehensive loss	(4,478)	(4,399)
Less: Grantor Stock Trust held at market value, 10,262,723 shares and 10,764,690 shares at September 30, 2002 and December 31, 2001, respectively	(106,732)	(206,144)
Less: Common Stock held in treasury, at cost, 7,575,478 shares and 4,939,000 shares at September 30, 2002 and December 31, 2001, respectively	(127,894)	(83,874)

Total shareholders’ equity	553,326	514,349

	$698,818	$647,602

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended				Nine Months Ended

	September 30,				September 30,

	2002		2001		2002		2001

Net sales	$160,981	100%	$195,848	100%	$669,543	100%	$710,868	100%
Cost of goods sold (Note 3)	81,371	51%	100,824	51%	324,012	48%	347,001	49%

Gross profit	79,610	49%	95,024	49%	345,531	52%	363,867	51%
Operating expenses:
Selling	47,658	30%	45,281	23%	159,824	24%	152,658	21%
General and administrative	12,467	8%	17,473	9%	40,875	6%	57,909	8%
Research and development	8,202	5%	8,025	4%	24,529	4%	25,402	4%

Total operating expenses	68,327	42%	70,779	36%	225,228	34%	235,969	33%

Income from operations	11,283	7%	24,245	12%	120,303	18%	127,898	18%
Other income (expense), net	(749)		(12,708)		782		(15,335)

Income before provision for income taxes	10,534	7%	11,537	6%	121,085	18%	112,563	16%
Provision for income taxes	3,347		5,018		46,062		44,994

Net income	$7,187	4%	$6,519	3%	$75,023	11%	$67,569	10%

Earnings per common share:
Basic	$0.11		$0.09		$1.12		$0.96
Diluted	$0.11		$0.09		$1.11		$0.92
Weighted-average shares outstanding:
Basic	65,822		69,744		66,691		70,365
Diluted	66,356		72,611		67,623		73,231

Dividends paid per share	$0.07		$0.07		$0.21		$0.21

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$75,023	$67,569
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,622	27,595
Loss on disposal of assets	1,202	1,827
Loss on purchase of leased equipment	2,318	—
Non-cash compensation	268	355
Tax benefit from exercise of stock options	5,054	13,844
Net non-cash energy derivative losses	—	19,922
Net non-cash foreign currency hedging gains	(4,051)	(4,418)
Net gains from sale of marketable securities	(35)	(755)
Deferred taxes	8,204	7,950
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(49,504)	(44,052)
Inventories, net	43,702	(12,593)
Other assets	13,785	1,303
Accounts payable and accrued expenses	13,101	9,549
Accrued employee compensation and benefits	938	10,899
Accrued warranty expense	(20,031)	(3,184)
Income taxes payable	11,200	5,138
Other liabilities	(1,548)	(7,123)

Net cash provided by operating activities	127,248	93,826

Cash flows from investing activities:
Capital expenditures	(70,701)	(24,657)
Net investments in marketable securities	(543)	(62,368)
Cash paid for investments	(2,000)	—
Proceeds from sales of property and equipment	862	4,629
Business acquisitions, net of cash acquired	—	(1,541)

Net cash used in investing activities	(72,382)	(83,937)

Cash flows from financing activities:
Issuance of common stock	16,731	46,934
Dividends paid, net	(14,000)	(14,775)
Acquisition of treasury stock	(44,020)	(99,922)
Payments on note payable	(1,764)	(973)

Net cash used in financing activities	(43,053)	(68,736)

Effect of exchange rate changes on cash	1,253	(942)

Net increase (decrease) in cash and cash equivalents	13,066	(59,789)
Cash and cash equivalents at beginning of period	84,263	102,596

Cash and cash equivalents at end of period	$97,329	$42,807

Non-cash financing and investing activities:
Issuance of note payable for acquisition of intangible assets	$—	$6,703
Cancellation of restricted common stock	$—	$837
Common stock issued for acquisition of intangible assets	$—	$516
Unrealized (loss) gain on marketable securities	$(92)	$562

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

						Accumulated
	Common Stock		Additional			Other		Treasury Stock
			Paid-in	Unearned	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	GST	Shares	Amount	Total

Balance, December 31, 2001	82,694	$827	$419,541	$(211)	$388,609	$(4,399)	$(206,144)	(4,939)	$(83,874)	$514,349

Exercise of stock options	865	9	10,294	—	—	—	1,149	—	—	11,452
Tax benefit from exercise of stock options	—	—	5,054	—	—	—	—	—	—	5,054
Acquisition of Treasury stock	—	—	—	—	—	—	—	(2,636)	(44,020)	(44,020)
Compensatory stock and stock options	—	—	118	150	—	—	—	—	—	268
Employee stock purchase plan	4	—	(2,590)	—	—	—	7,869	—	—	5,279
Cash dividends paid	—	—	—	—	(14,000)	—	—	—	—	(14,000)
Adjustment of GST shares to market value	—	—	(90,394)	—	—	—	90,394	—	—	—
Foreign currency translation	—	—	—	—	—	3,789	—	—	—	3,789
Unrealized (loss) on cash flow hedges, net of tax	—	—	—	—	—	(3,776)	—	—	—	(3,776)
Unrealized loss on marketable securities	—	—	—	—	—	(92)	—	—	—	(92)
Net income	—	—	—	—	75,023	—	—	—	—	75,023

Balance, September 30, 2002	83,563	$836	$342,023	$(61)	$449,632	$(4,478)	$(106,732)	(7,575)	$(127,894)	$553,326

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

      The accompanying consolidated condensed financial statements as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 have been prepared by Callaway Golf Company (the “Company”) and have not been audited. These consolidated condensed financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. Interim operating results are not necessarily indicative of operating results for the full year.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions (see Note 3).

      Certain prior period amounts have been reclassified to conform to the current presentation.

2.     Recent Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards Board (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of such costs covered by the standard include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. As the provisions of SFAS No. 146 are to be applied prospectively after its adoption date, the Company cannot determine the potential effects that the adoption of SFAS No. 146 will have on its results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be adopted on January 1, 2003. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 has not had and is not expected to have a material impact on the Company’s results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121’s fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30 for segments of a business to be disposed of but retains APB Opinion No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 became effective for the Company beginning January 1, 2002. Adoption of SFAS No. 144 as of January 1, 2002 did not have a material impact on the Company’s results of operations or financial position.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, acquired intangible assets must be separately identified. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. The Company was required to adopt these statements beginning January 1, 2002 (see Note 6).

3.     Change in Accounting Estimate

      In preparing its financial statements, the Company is required to make certain estimates, including those related to provisions for warranty, uncollectible accounts receivable, inventory obsolescence, valuation allowance for deferred tax assets and the market value of derivative instruments. The Company periodically reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.

      The Company has a stated two-year warranty policy for its golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period. Prior to the third quarter of 2002, the Company’s method of estimating both its implicit and explicit warranty obligation was to utilize data and information based on the cumulative failure rate by product after taking into consideration specific risks the Company believes existed at the time the financial statements were prepared. These additional risks included product specific risks, such as the introduction of products with new technology or materials that would be more susceptible to failure or breakage, and other business risks, such as increased warranty liability as a result of acquisitions. In many cases, additions to the warranty reserve for new product introductions have been based on management’s judgment of possible future claims derived from the limited product failure data that was available at the time.

      Beginning in the second quarter of 2001, the Company began to compile data that illustrated the timing of warranty claims in relation to product life cycles. In the third quarter of 2002, the Company determined it

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

had gathered sufficient data and concluded it should enhance its warranty accrual estimation methodology to utilize the additional data. The analysis of the data, in management’s judgment, provided management with more insight into timing of claims and demonstrated that some product failures are more likely to occur early in a product’s life cycle while other product failures occur in a more linear fashion over the product’s life cycle. As a result of its analysis of the recently collected additional information, the Company believes it has gained better insight and improved judgment to more accurately project the ultimate failure rates of its products. As a result of this refinement in its methodology, the Company concluded that it should change its methodology of estimating warranty accruals and reduce its warranty reserve by approximately $17,000,000. The $17,000,000 reduction is recorded in cost of goods sold and favorably impacted gross profit as a percentage of net sales by 10 percentage points and 3 percentage points for the three and nine months ended September 30, 2002, respectively. The change in methodology has been accounted for as a change in accounting principle inseparable from a change in estimate.

      The following summarizes what net income and earnings per share would have been had the warranty reserve adjustment, adjusted for taxes, been excluded from reported results (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income	$7,187	$6,519	$75,023	$67,569
Non-cash warranty reserve adjustment, net of tax	(10,449)	—	(10,449)	—

Pro forma net income (loss)	$(3,262)	$6,519	$64,574	$67,569

Basic earnings per share:
Reported net income	$0.11	$0.09	$1.12	$0.96
Non-cash warranty reserve adjustment, net of tax	(0.16)	—	(0.16)	—

Pro forma net income (loss)	$(0.05)	$0.09	$0.96	$0.96

Diluted earnings per share:
Reported net income	$0.11	$0.09	$1.11	$0.92
Non-cash warranty reserve adjustment, net of tax	(0.16)	—	(0.16)	—

Pro forma net income (loss)	$(0.05)	$0.09	$0.95	$0.92

4.     Marketable Securities

      The Company classifies its marketable securities as available-for-sale. These securities consist of equity securities and are recorded at fair value based on quoted market prices, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated other comprehensive income. Proceeds from the sale of securities for the nine months ended September 30, 2002 and 2001, were $6,997,000 and $109,132,000, respectively. Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense), net. For the three months ended September 30, 2002 and 2001, the Company recorded net gains of $0 and $122,000, respectively. For the nine months ended September 30, 2002 and 2001, the Company recorded net gains of $35,000 and $755,000, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.     Inventories

      Inventories are summarized below (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials	$55,144	$67,336
Work-in-process	2,415	2,179
Finished goods	89,179	105,381

	146,738	174,896
Less reserve for obsolescence	(18,265)	(7,136)

	$128,473	$167,760

6.     Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class (in thousands):

		September 30, 2002			December 31, 2001
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

Non-Amortizing
Trade name(1)		$69,629	$7,616	$62,013	$69,629	$7,616	$62,013
Trademark and trade dress(1)		29,841	3,264	26,577	29,841	3,264	26,577
Amortizing
Patents and other	3 – 16	20,222	5,348	14,874	22,067	6,190	15,877

Total intangible assets		$119,692	$16,228	$103,464	$121,537	$17,070	$104,467

(1)	Acquired during acquisition transactions.

      Aggregate amortization expense on intangible assets was approximately $411,000 and $1,332,000 for the three and nine months ended September 30, 2002, respectively. Amortization expense in each of the next five fiscal years is expected to be incurred as follows (in thousands):

2003	$1,487
2004	1,487
2005	1,487
2006	1,343
2007	1,343
Thereafter	7,727

$14,874

      In accordance with SFAS No. 142, the Company has completed the transitional impairment tests and fair value analysis for goodwill and other intangible assets, respectively, and there were no impairment or impairment indicators present and no loss was recorded during the respective three and nine month periods ended September 30, 2002. Changes to the original cost basis of goodwill during the nine months ended September 30, 2002 were due to foreign currency fluctuations.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following summarizes what net income would have been had SFAS No. 142 been adopted over the entire reporting period, adjusted for taxes (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income	$7,187	$6,519	$75,023	$67,569
Trade name amortization	—	261	—	783
Trademark and trade dress amortization	—	112	—	336
Goodwill amortization	—	528	—	1,628

Pro forma net income	$7,187	$7,420	$75,023	$70,316

Basic earnings per share:
Reported net income	$0.11	$0.09	$1.12	$0.96
Trade name amortization	—	0.01	—	0.01
Trademark and trade dress amortization	—	—	—	0.01
Goodwill amortization	—	0.01	—	0.02

Pro forma net income	$0.11	$0.11	$1.12	$1.00

Diluted earnings per share:
Reported net income	$0.11	$0.09	$1.11	$0.92
Trade name amortization	—	—	—	0.01
Trademark and trade dress amortization	—	—	—	0.01
Goodwill amortization	—	0.01	—	0.02

Pro forma net income	$0.11	$0.10	$1.11	$0.96

7.     Debt

      The Company has a revolving credit facility of up to $120,000,000 (the “Amended Credit Agreement”). The Amended Credit Agreement is secured by substantially all of the assets of the Company and expires in February 2004. The Amended Credit Agreement bears interest at the Company’s election at (i) the London Interbank Offering Rate (“LIBOR”) plus a margin or (ii) the higher of the base rate on corporate loans at large U.S. money center commercial banks (prime rate) or the Federal Funds Rate plus 50 basis points. The Company’s right to borrow under this facility is subject to a borrowing base formula and certain other limitations. As of September 30, 2002, there were no borrowings outstanding under the Amended Credit Agreement.

      In addition to the Amended Credit Agreement, the Company also has an accounts receivable securitization facility (the “Accounts Receivable Facility”). The Company’s wholly-owned subsidiary, Callaway Golf Sales Company, sells trade receivables on an ongoing basis to its wholly-owned subsidiary, Golf Funding Corporation (“Golf Funding”). Pursuant to an agreement with a securitization company, Golf Funding, in turn, can sell such receivables to the securitization company on an ongoing basis, which could yield proceeds of up to $80,000,000, subject to meeting certain availability requirements under a borrowing base formula and other limitations. Golf Funding’s sole business is the purchase of trade receivables from Callaway Golf Sales Company. Golf Funding is a separate corporate entity with its own separate creditors, which in the event of its liquidation would be entitled to be satisfied out of Golf Funding’s assets prior to any value in Golf Funding becoming available to the Company. The Accounts Receivable Facility expires in

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

February 2004. Under the Accounts Receivable Facility, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of September 30, 2002, no amount was outstanding under the Accounts Receivable Facility.

      Both the Amended Credit Agreement and the Accounts Receivable Facility include certain restrictions, including restrictions on the amount of dividends the Company can pay and the amount of its own stock the Company can repurchase. These facilities also require the Company to maintain certain minimum financial ratios, including a fixed charge coverage ratio. At September 30, 2002, the Company was not in compliance with the fixed charge coverage ratio. The noncompliance with this ratio resulted from the Company’s purchase of its golf ball equipment during the third quarter. Excluding the golf ball equipment, the Company was in compliance with the fixed charge coverage ratio at September 30, 2002. As long as the Company is not in compliance with such ratio, the respective lenders under these facilities could refuse to allow the Company to obtain advances under these facilities. The Company believes it could obtain a waiver of this ratio if it chose to do so. However, the Company has elected not to incur the time and expense involved in obtaining such a waiver. Except for some nonmaterial letters of credit issued under the Amended Credit Agreement (primarily to facilitate certain international shipments of components), the Company has not used either of these facilities since the second quarter of 1999 and the Company does not foresee needing to use these facilities prior to the expiration of these facilities in February, 2004. The Company is currently reviewing its future financing requirements.

      In April 2001, the Company entered into a note payable in the amount of $7,500,000 as part of a licensing agreement for patent rights. The unsecured, interest-free note payable matures on December 31, 2003 and is payable in quarterly installments. The total annual amounts that have been paid or are payable in 2002 and 2003 are $2,700,000 and $3,300,000, respectively. The present value of the note payable at issuance totaled $6,703,000 using an imputed interest rate of approximately 7%. The Company recorded interest expense of $76,000 and $260,000 for the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2001, the Company recorded interest expense of $110,000 and $228,000, respectively.

8.     Earnings Per Share

      A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2002 and 2001 is presented below (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Weighted-average shares outstanding:
Weighted-average shares outstanding — Basic	65,822	69,744	66,691	70,365
Dilutive securities	534	2,867	932	2,866

Weighted-average shares outstanding — Diluted	66,356	72,611	67,623	73,231

      For the three months ended September 30, 2002 and 2001, options outstanding totaling 11,443,000 and 10,366,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive. For the nine months ended September 30, 2002 and 2001, options outstanding totaling 8,344,000 and 6,254,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9.     Commitments and Contingencies

Supply of Electricity and Energy Contracts

      In the second quarter of 2001, the Company entered into an agreement with Pilot Power Group, Inc. (“Pilot Power”) as the Company’s energy service provider and in connection therewith entered into a long-term, fixed-priced, fixed-capacity, energy supply contract (the “Enron Contract”) with Enron Energy Services, Inc. (“EESI”), a subsidiary of Enron Corporation, as part of a comprehensive strategy to ensure the uninterrupted supply of energy while capping electricity costs in the volatile California energy market. The Enron Contract provided, subject to the other terms and conditions of the contract, for the Company to purchase nine megawatts of energy per hour from June 1, 2001 through May 31, 2006 (394,416 megawatts over the term of the contract). The total purchase price for such energy over the full contract term would have been approximately $43,484,000.

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

Legal Matters

      On April 6, 2001, a complaint was filed against Callaway Golf Company and Callaway Golf Sales Company, in the Circuit Court of Sevier County, Tennessee, Case No. 2001-241-IV. The complaint seeks to assert a class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products on or after March 30, 2000. Specifically, the complaint alleges that the Company adopted a New Product Introduction Policy governing the introduction of certain of the Company’s new products in violation of Tennessee and Kansas antitrust and consumer protection laws. The plaintiff is seeking damages, restitution and punitive damages. The parties are engaged in discovery.

      On November 4, 2002, Callaway Golf Sales Company was served with a complaint filed in the District Court of Sedgwick County, Kansas, Case No. 0203607, seeking to assert a class action on behalf of Kansas consumers who purchased select Callaway Golf products covered by the New Product Introduction Policy.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Callaway Golf Company is also named in the Kansas case. The plaintiff in the Kansas case seeks damages and restitution for the class under Kansas law.

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”), for infringement of a golf ball aerodynamics patent owned by the Company. On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that former MaxFli employees hired by the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages, punitive damages and attorneys’ fees; a declaratory judgment; and injunctive relief. Both parties have amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. The parties are engaged in fact and expert discovery. MaxFli submitted a report from its damages expert asserting that MaxFli is entitled to at least $18,500,000 in compensatory damages from the Company. MaxFli has informed the Company that it may seek leave to amend its damages expert report to increase the damages that MaxFli will seek at trial. The Company has submitted its own expert report seeking damages of $6,300,000 for patent infringement and false advertising. The Company anticipates that each party will challenge the methodology and conclusions in the expert damages reports of the other. No trial date has been set for the matter.

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co., and certain principals of the Perfect Putter Co. Plaintiffs have sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs allege that the Company misappropriated certain alleged trade secrets of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorneys fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, Callaway Golf removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. No discovery has occurred.

      The Company’s Korean subsidiary, Callaway Golf Korea Ltd., did not make a filing for the 1998-2000 fiscal years under the Korean Foreign Exchange Transaction Regulation, which requires disclosure of intercompany transfers received by Callaway Golf Korea from the Company for warranty claims. Failure to make this filing can result in potential criminal penalties for the responsible employee and Callaway Golf Korea. The Company learned about the error in the course of a routine audit by Korean customs authorities. Upon learning of the filing requirement, the required disclosures were made by Callaway Golf Korea for 2001 and 2002, but could not be made retroactively for 1998-2000. The Company’s outside tax advisor advised the Company in late October 2002 that Korean Customs authority procedures require that the matter be referred to Korean prosecutors for review. No action has been filed at this time. The Company believes, that if an action is brought and penalties are assessed, they will be immaterial in amount.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of September 30, 2002. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      The Company has entered into long-term purchase agreements for various key raw materials. The purchase commitments covered by these agreements aggregate approximately $4,000,000 related to golf ball materials per year for 2002 and 2003, and approximately $13,363,000 related to golf club materials through December 2004.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

reclassified to reflect the current allocation methodology. The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales
Golf clubs	$149,707	$183,604	$612,004	$666,162
Golf balls	11,274	12,244	57,539	44,706

	$160,981	$195,848	$669,543	$710,868

Income (loss) before provision for income taxes(1)
Golf clubs	$30,660	$41,103	$167,440	$186,197
Golf balls	(10,591)	(3,846)	(16,759)	(14,445)
Reconciling items(2)	(9,535)	(25,720)	(29,596)	(59,189)

	$10,534	$11,537	$121,085	$112,563

Additions to long-lived assets
Golf clubs	$5,026	$5,394	$19,416	$17,628
Golf balls(3)	48,702	1,169	50,011	14,247

	$53,728	$6,563	$69,427	$31,875

(1)	Prior year balances have been adjusted to reflect the current allocation methodology.

(2)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

(3)	On August 12, 2002, the Company purchased equipment utilized in the Company’s golf ball operations that was previously leased by the Company and recorded the $48,500,000 estimated fair value of the equipment in fixed assets. The estimated fair value of the equipment was based on an independent appraisal.

11.	Derivatives and Hedging

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

Foreign Currency Exchange Contracts

      The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated intercompany sales of inventory denominated in foreign currencies,

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

payments due on intercompany transactions from certain wholly-owned foreign subsidiaries, and anticipated sales by the Company’s wholly-owned European subsidiary for certain euro-denominated transactions. Hedged transactions are denominated primarily in British Pounds, Euros, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within twelve months from their inception.

      At September 30, 2002 and 2001, the Company had approximately $63,040,000 and $110,254,000, respectively, of foreign exchange contracts outstanding. Of the total contracts outstanding at September 30, 2002 and 2001, approximately $4,638,000 and $66,639,000, respectively, were designated as cash flow hedges. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At September 30, 2002, the net fair value of foreign currency-related derivatives were recorded as current assets of $410,000 and current liabilities of $975,000.

      For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three months and nine months ended September 30, 2002 and 2001, the Company recorded the following activity in accumulated other comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Beginning OCI balance related to cash flow hedges	$345	$1,558	$6,424	$(1,599)
Add: Net gain/(loss) initially recorded in OCI	591	(926)	(2,382)	4,516
Subtract: Net gain/(loss) reclassified from OCI into earnings	551	849	3,657	3,134

Ending OCI balance related to cash flow hedges	$385	$(217)	$385	$(217)

      During the three and nine months ended September 30, 2002, gains of $0 and $171,000, respectively, were reclassified into earnings as a result of the discontinuance of cash flow hedges. During the three and nine months ended September 30, 2001, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of September 30, 2002, $385,000 of deferred net gains related to derivative instruments designated as cash flow hedges were included in accumulated other comprehensive income. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from accumulated other comprehensive income into earnings. The Company does not expect that such reclassifications would have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported in other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three and nine months ended September 30, 2002, the Company recorded net losses of $322,000 and net gains of $395,000, respectively, as a result of changes in the spot-forward differential. The spot-forward differential recorded during the three and nine months ended September 30, 2001 was a net gain of $578,000 and $1,260,000, respectively. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At September 30, 2002 and 2001, the Company had approximately $58,402,000 and $43,615,000, respectively, of foreign currency contracts used to hedge balance sheet exposures outstanding. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized in other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three and nine months ended September 30, 2002, the Company recorded net gains of $724,000 and net losses of $7,108,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposure. During the three and nine months ended September 30, 2001, the Company recorded net losses of $1,320,000 and net gains of $2,930,000, respectively.

Energy Derivative

      In the second quarter of 2001, the Company entered into a long-term, fixed-price, fixed-capacity, energy supply contract as part of a comprehensive strategy to ensure the uninterrupted supply of electricity while capping costs in the volatile California electricity market. The contract was originally effective through May 2006. This derivative did not qualify for hedge accounting treatment under SFAS No. 133. Therefore, the Company recognized in earnings the changes in the estimated fair value of the contract based on current market rates as unrealized energy derivative losses. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. As a result, the Company adjusted the estimated fair value of this contract through the date of termination. As the contract is terminated and neither party to the contract is performing pursuant to the terms of the contract, the terminated contract ceased to represent a derivative instrument in accordance with SFAS No. 133. The Company, therefore, no longer records future valuation adjustments for changes in electricity rates. The Company continues to reflect the derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Any non-cash unrealized gains to be recognized upon extinguishment of the derivative valuation account would be reported as non-operating income.

      As of the date of termination of the energy supply contract, the derivative valuation account reflected $19,922,000 of unrealized losses resulting from changes in the estimated fair value of the contract. The fair value of the contract was estimated at the time of termination based on market prices of electricity for the remaining period covered by the contract. The net differential between the contract price and estimated market prices for future periods was applied to the volume stipulated in the contract and discounted on a present value basis to arrive at the estimated fair value of the contract at the time of termination. The estimate was highly subjective because quoted market rates directly relevant to the Company’s local energy market and for periods extending beyond a 10 to 12-month horizon were not quoted on a traded market. In making the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

estimate, the Company instead had to rely upon near-term market quotations and other market information to determine an estimate of the fair value of the contract. In management’s opinion, there are no available contract valuation methods that provide a reliable single measure of the fair value of the energy derivative because of the lack of quoted market rates directly relevant to the terms of the contract and because changes in subjective input assumptions can materially affect the fair value estimates. See Note 9 for a discussion of contingencies related to the termination of the Company’s derivative energy supply contract.

12.     Comprehensive Income

      Comprehensive income is defined as all changes in a company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$7,187	$6,519	$75,023	$67,569
Other comprehensive income:
Foreign currency translation	(114)	1,533	3,789	(1,651)
Net unrealized gain (loss) on cash flow hedges, net of tax	103	(2,922)	(3,776)	881
Unrealized (loss) gain on marketable securities	(92)	562	(92)	562

Comprehensive income	$7,084	$5,692	$74,944	$67,361

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice” on inside cover of this report.

Critical Accounting Policies and Estimates

      The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated condensed financial statements as of and for the three and nine months ended September 30, 2002, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.

      Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated condensed financial statements:

Revenue Recognition

      Sales are recognized when both title and risk of loss transfer to the customer. Sales are recorded net of an allowance for sales returns and sales programs. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell through of products. The Company also records estimated reductions to revenue for sales programs such as customer programs and incentive offerings. If the actual costs of sales returns and sales programs significantly exceed the recorded estimated allowance, the Company’s sales would be significantly adversely affected.

Allowance for Doubtful Accounts

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, the customer’s financial condition and current economic trends. If a significant number of customers or customers with significant required payment balances in excess of the allowance fail to make required payments, the Company’s operating results would be significantly adversely affected.

Inventories

      Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management’s understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company’s cost of goods sold and gross profit would be significantly adversely affected.

Long-Lived Assets

      In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, goodwill and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments are recognized in operating earnings. The Company continually applies judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of an impaired asset. The reasonableness of the Company’s judgment could significantly affect the carrying value of its long-lived assets.

Warranty

      The Company has a stated two-year warranty policy for its golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. If the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company’s cost of goods sold and gross profit would be significantly adversely affected. See below, “Change in Accounting Estimate.”

Income Taxes

      Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that is would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Change in Accounting Estimate

      As discussed above, the Company has a stated two-year warranty policy for its golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period. Prior to the third quarter of 2002, the Company’s method of estimating both its implicit and explicit warranty obligation was to utilize data and information based on the cumulative failure rate by product after taking into consideration specific risks the Company believes existed at the time the financial statements were prepared. These additional risks included product specific risks, such as the introduction of products with new technology or materials that would be more susceptible to failure or breakage, and other business risks, such as increased warranty liability as a result of acquisitions. In many cases, additions to the warranty reserve for new product introductions have been based on management’s judgment of possible future claims derived from the limited product failure data that was available at the time.

      Beginning in the second quarter of 2001, the Company began to compile data that illustrated the timing of warranty claims in relation to product life cycles. In the third quarter of 2002, the Company determined it had gathered sufficient data and concluded it should enhance its warranty accrual estimation methodology to utilize the additional data. The analysis of the data, in management’s judgment, provided management with more insight into timing of claims and demonstrated that some product failures are more likely to occur early in a product’s life cycle while other product failures occur in a more linear fashion over the product’s life cycle. As a result of its analysis of the recently collected additional information, the Company believes it has gained better insight and improved judgment to more accurately project the ultimate failure rates of its products. As a result of this refinement in its methodology, the Company concluded that it should change its methodology of estimating warranty accruals and reduce its warranty reserve by approximately $17.0 million. The $17.0 million reduction is recorded in cost of goods sold and favorably impacted gross profit as a percentage of net sales by 10 percentage points and 3 percentage points for the three and nine months ended September 30, 2002, respectively. The change in methodology has been accounted for as a change in accounting principle inseparable from a change in estimate.

      The following summarizes what net income and earnings per share would have been had the warranty reserve adjustment, adjusted for taxes, been excluded from reported results (in millions, except for per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income	$7.2	$6.5	$75.0	$67.6
Non-cash warranty reserve adjustment, net of tax	(10.5)	—	(10.4)	—

Pro forma net income (loss)	$(3.3)	$6.5	$64.6	$67.6

Basic earnings per share:
Reported net income	$0.11	$0.09	$1.12	$0.96
Non-cash warranty reserve adjustment, net of tax	(0.16)	—	(0.16)	—

Pro forma net income (loss)	$(0.05)	$0.09	$0.96	$0.96

Diluted earnings per share:
Reported net income	$0.11	$0.09	$1.11	$0.92
Non-cash warranty reserve adjustment, net of tax	(0.16)	—	(0.16)	—

Pro forma net income (loss)	$(0.05)	$0.09	$0.95	$0.92

      See below for a further discussion of the effect on the Company’s net income of the warranty reserve reduction as well as the non-cash energy derivative charge recorded in 2001.

Results of Operations

Three-Month Periods Ended September 30, 2002 and 2001

      Net sales decreased 18% to $161.0 million for the three months ended September 30, 2002 as compared to $195.8 million for the comparable period in the prior year. The overall decrease in net sales is primarily due to a decrease in sales of woods, irons and golf balls, which decreased $24.9 million (31%), $21.0 million (29%) and $0.9 million (7%), respectively, in the third quarter of 2002 as compared to the third quarter of 2001. The decrease in wood, iron and golf ball sales was partially offset by a $12.0 million (39%) increase in sales of putters and the Company’s other products, as compared to the third quarter of 2001. The overall decrease in net sales was partially offset by the weakening of the U.S. dollar in relation to other foreign currencies during the third quarter of 2002. As compared to the third quarter of 2001, the strengthening of foreign currency exchange rates as compared to the U.S. dollar favorably impacted net sales for the third quarter of 2002 by approximately $3.5 million, as measured by applying third quarter 2001 exchange rates to third quarter 2002 net sales.

      The Company believes that its overall net sales during the third quarter of 2002 were negatively affected by adverse economic conditions and continued economic uncertainty, particularly in the United States, Japan and other parts of Asia. Many people in the United States have lost a substantial amount of wealth in the stock market, including some who have lost all or substantially all of their retirement savings in connection with companies that have recently failed. There also have been announcements by companies of significant reductions in workforce and more are expected. This economic uncertainty has resulted in a substantial decline in consumer confidence. These adverse economic conditions and decline in consumer confidence have resulted in a significant reduction in consumer spending on discretionary goods, including the Company’s products. The Company also believes that the United States Golf Association’s reversal of its position regarding the allowance of high COR drivers (see “USGA Action” below) has resulted in confusion among consumers in the United States, causing them to postpone or even forgo the purchase of new equipment. In addition, the Company believes that its third quarter net sales were negatively affected by a decrease in rounds played. Golf Datatech has reported that in the United States rounds played were down 2% for July and August of 2002, as compared to the same period last year.

      Net sales information by product category is summarized as follows:

	For the
	Three Months
	Ended
	September 30,		Growth/(Decline)

	2002	2001	Dollars	Percent

Net Sales (dollars in millions):
Woods	$56.1	$81.0	$(24.9)	(31%)
Irons	51.0	72.0	(21.0)	(29%)
Golf Balls	11.3	12.2	(0.9)	(7%)
Putters, Accessories and Other	42.6	30.6	12.0	39%

	$161.0	$195.8	$(34.8)	(18%)

      The $24.9 million (31%) decrease in net sales of woods to $56.1 million represents a decrease in both unit and dollar sales. This decrease was primarily attributable to a decline in sales of Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and ERC II Forged Titanium Drivers. A decline was expected as the Company’s products generally sell better in their first year after introduction and 2002 is the second year in the life cycle for these products. This decrease was also attributable to a decline in sales of Big Bertha Steelhead Plus Drivers and Fairway Woods which were introduced in December 1999. These declines were partially offset by the initial sales generated from the January 2002 introduction of Big Bertha Steelhead III Woods and the August 2002 introduction of Great Big Bertha II Drivers.

      The $21.0 million (29%) decrease in net sales of irons to $51.0 million represents a decrease in both unit and dollar sales. The sales decline was primarily attributable to the Hawk Eye VFT Irons which were launched in August 2001. The third quarter of 2001 represented a sell-in period for the Hawk Eye VFT Irons and a decline in sales in the third quarter of 2002 was expected as the 2002 period represented a re-order period in the second year of the product’s life cycle. The decline in sales of irons was also due to a decline in sales of Steelhead X-14 Irons, which are in their third year of sales. These declines were partially offset by an increase in sales of the Big Bertha Irons, which were launched in January 2002.

      The $0.9 million (7%) decline in net sales of golf balls to $11.3 million represents a decline in both unit and dollar sales. The third quarter decline in golf ball sales was largely attributable to the decline in average selling price. This decline in average selling price was primarily due to the August 2002 introduction of the lower priced Warbird golf ball, which represents a golf ball sub-brand focused on the value segment of the golf ball market. This decline in average selling price was partially offset by other additions to the Company’s golf ball product line. The Company initially launched the CTU 30 golf ball in November 2001, the HX golf ball in March 2002 and the HX Two-Piece golf ball in May 2002. These additional product lines were not available in the comparable period in 2001 and had the effect of increasing the average selling price in the third quarter of 2002 compared to the same period in 2001. These additional product lines had the effect of increasing the average selling price in the third quarter even though the Company reduced its pricing on golf balls during the quarter to compete against the market leader. The third quarter 2001 net sales included sales generated from the CB1 golf ball and Rule 35 golf ball. The CTU 30 golf ball is the successor ball to the Rule 35 golf ball.

      The $12.0 million (39%) increase in sales of putters, accessories and other products is primarily attributable to increased sales of the Company’s Odyssey putters resulting from the January 2002 introduction of the Odyssey White Hot Two-Ball Putter combined with sales from the August 2002 launch of the Callaway Golf Forged Wedges.

      Net sales information by region is summarized as follows:

	For the
	Three Months
	Ended
	September 30,		Growth/(Decline)

	2002	2001	Dollars	Percent

Net Sales (dollars in millions):
United States	$81.1	$102.6	$(21.5)	(21%)
Japan	23.7	33.9	(10.2)	(30%)
Europe	30.7	27.7	3.0	11%
Rest of Asia	14.0	17.8	(3.8)	(21%)
Other Foreign Countries	11.5	13.8	(2.3)	(17%)

	$161.0	$195.8	$(34.8)	(18%)

      Net sales in the United States decreased $21.5 million (21%) to $81.1 million during the third quarter of 2002 versus the third quarter of 2001. Overall, the Company’s sales in regions outside of the United States decreased $13.3 million (14%) to $79.9 million during the third quarter of 2002 versus the same quarter of 2001. This decrease is primarily attributable to a $10.2 million (30%) decrease in sales in Japan, a $3.8 million (21%) decrease in the Rest of Asia, which includes Korea, and a $2.3 million (17%) decrease in other regions outside of the United States. This decrease was partially offset by a $3.0 million (11%) increase in Europe. The Company’s net sales in regions outside of the United States were also favorably affected by the overall strengthening of foreign currency exchange rates compared to the U.S. dollar. Had exchange rates for the third quarter of 2002 been the same as the third quarter 2001 exchange rates, overall sales in regions outside of the United States would have been approximately 4% lower than reported.

      For the third quarter of 2002, the Company’s overall gross profit decreased $15.4 million to $79.6 million from $95.0 million in the third quarter of 2001. Gross profit as a percentage of net sales remained constant at 49% in 2002 as compared to 2001. The Company’s gross profit percentage was favorably impacted by the $17.0 million reduction in the Company’s warranty accrual during the third quarter of 2002 (see above “Change in Accounting Estimate”). Excluding the effects of such reduction, gross profit as a percentage of net sales decreased 10 percentage points to 39% in 2002 as compared to 2001. The gross profit percentage was also favorably impacted by a reduction in the Company’s club manufacturing labor and overhead expenses as a percent of net sales and a favorable shift in product mix. These increases were offset by a lower average selling price, decreases in golf ball plant utilization and production yields, additional inventory reserves established on ERC II Drivers and Big Bertha C4 Drivers, and a customs and duty assessment in Korea.

      Selling expenses increased $2.4 million (5%) in the third quarter of 2002 to $47.7 million from $45.3 million in the comparable period of 2001, and were 30% and 23% of net sales, respectively. This increase was primarily due to increased tour professional expenses of $1.6 million, and additional depreciation expenses of $1.1 million. These increases were partially offset by decreases in advertising expenses of $1.2 million.

      General and administrative expenses decreased $5.0 million (29%) in the third quarter of 2002 to $12.5 million from $17.5 million in the comparable period of 2001, and were 8% and 9% of net sales, respectively. This decrease is mainly attributable to a decrease of $4.4 million in employee costs combined with a $1.4 million decrease in depreciation and amortization expenses (primarily due to the implementation of SFAS No. 142). The decreases were partially offset by an increase in deferred compensation expenses of $1.0 million.

      Research and development expenses remained relatively constant at $8.2 million, 5% of net sales, in the third quarter of 2002 as compared to $8.0 million, 4% of net sales, in the third quarter of 2001.

      Other expense totaled $0.7 million in the third quarter of 2002 as compared to other expenses of $12.7 million in the third quarter of 2001. The $12.0 million decrease in net expense is primarily attributable to unrealized energy derivative losses of $12.2 million recognized in the third quarter of 2001 associated with the valuation of an energy contract combined with realized losses of $1.0 million resulting from the sale of excess energy provided by the energy contract (see “Supply of Electricity and Energy Contracts” below). The energy contract was terminated during the fourth quarter of 2001 and, therefore, had no impact on the third quarter of 2002. These decreases in net other expense were partially offset by $1.3 million of unfavorable changes in foreign currency transactions.

      Net income for the third quarter of 2002 increased 11% to $7.2 million from $6.5 million in 2001. Earnings per diluted share during the year increased 22% to $0.11 in 2002 as compared to $0.09 in 2001. Excluding the $17.0 million non-cash warranty reserve adjustment recorded in 2002 (see above “Change in Accounting Estimate”) and the $12.2 million non-cash energy derivative charge recorded in 2001 (see below “Supply of Electricity and Energy Contracts”), the Company’s net income for 2002 as compared to 2001 would have decreased 123% to a net loss of $3.3 million in 2002 from $14.3 million of net income in 2001 and diluted earnings per share would have decreased 125% to a net loss of $0.05 per share from earnings of $0.20 per share.

      The following summarizes what net income and earnings per share would have been had the warranty reserve adjustment and the energy derivative charge, adjusted for taxes, been excluded from reported results (in millions, except for per share amounts):

	For the
	Three Months
	Ended
	September 30,		Growth/(Decline)

	2002	2001	Dollars	Percent

Reported net income	$7.2	$6.5	$0.7	11%
Non-cash warranty reserve adjustment	(10.5)	—
Non-cash energy derivative charge	—	7.8

Pro forma net income (loss)	$(3.3)	$14.3	$(17.6)	(123%)

Reported basic earnings per share	$0.11	$0.09	$0.02	22%
Non-cash warranty reserve adjustment	(0.16)	—
Non-cash energy derivative charge	—	0.11

Pro forma basic earnings (loss) per share	$(0.05)	$0.20	$(0.25)	(125%)

Reported diluted earnings per share	$0.11	$0.09	$0.02	22%
Non-cash warranty reserve adjustment	(0.16)	—
Non-cash energy derivative charge	—	0.11

Pro forma diluted earnings (loss) per share	$(0.05)	$0.20	$(0.25)	(125%)

Nine-Month Periods Ended September 30, 2002 and 2001

      Net sales decreased 6% to $669.5 million for the nine months ended September 30, 2002 as compared to $710.9 million for the comparable period in the prior year. The overall decrease in net sales is primarily due to a decrease in sales of woods, which decreased $101.8 million (28%) in the first nine months of 2002 as compared to the comparable period of 2001. The decrease in wood sales was substantially offset by a net $42.5 million (43%) increase in sales of putters and other products, a $12.8 million (29%) increase in sales of golf balls and a $5.1 million (2%) increase in sales of irons, as compared to the first nine months of 2001. The decrease in net sales of woods was expected due to the Company’s natural product life cycles with higher priced titanium metal woods being in their second year after introduction. In addition, the strength of the U.S. dollar in relation to other foreign currencies had an adverse effect upon the Company’s overall net sales for the first nine months of 2002. As compared to the first nine months of 2001, a decline in foreign currency exchange rates adversely impacted net sales for the first nine months of 2002 by approximately $1.2 million, as measured by applying exchange rates for the first nine months of 2001 to sales for the first nine months of 2002.

      The Company believes that its overall net sales during the first nine months of 2002 were negatively affected by adverse economic conditions and continued economic uncertainty, particularly in the United States, Japan and other parts of Asia. Many people in the United States have lost a substantial amount of wealth in the stock market, including some who have lost all or substantially all of their retirement savings in connection with companies that have recently failed. There also have been announcements by companies of significant reductions in workforce and more are expected. This economic uncertainty has resulted in a substantial decline in consumer confidence. These adverse economic conditions and decline in consumer confidence have resulted in a significant reduction in consumer spending on discretionary goods, including the Company’s products. The Company also believes that the United States Golf Association’s reversal of its position regarding the allowance of high COR drivers (see below “USGA Action”) has resulted in confusion among consumers in the United States, causing them to postpone or even forgo the purchase of new equipment. The Company’s net sales, primarily in the first six months of 2002, were also adversely affected by competitive pressures in many of the Company’s principal markets and particularly in the United States and Japan. These competitive pressures included the substantial discounting of competitors’ current products and close-outs of products that were previously commercially successful, as well as significant retailer support programs. In addition, the Company believes that its net sales for the first nine months of 2002 were negatively affected by a decrease in rounds played. Golf Datatech has reported that from January through August of 2002 rounds played in the United States declined 2%, as compared to the same period last year.

      Net sales information by product category is summarized as follows:

	For the
	Nine Months
	Ended
	September 30,		Growth/(Decline)

	2002	2001	Dollars	Percent

Net Sales (dollars in millions):
Woods	$258.1	$359.9	$(101.8)	(28%)
Irons	212.8	207.7	5.1	2%
Golf Balls	57.5	44.7	12.8	29%
Putters, Accessories and Other	141.1	98.6	42.5	43%

	$669.5	$710.9	$(41.4)	(6%)

      The $101.8 million (28%) decrease in net sales of woods to $258.1 million represents a decrease in both unit and dollar sales. This decrease was primarily attributable to a decline in sales of Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and ERC II Forged Titanium Drivers. A decline was expected as the Company’s products generally sell better in their first year after introduction and 2002 is the second year in the life cycle for these products. This decrease was also attributable to a decline in sales of Big Bertha Steelhead Plus Drivers and Fairway Woods which were introduced in December 1999. These declines were partially offset by the initial sales generated from the January 2002 introduction of Big Bertha Steelhead III Woods and the February 2002 introduction of Big Bertha C4 Drivers.

      The $5.1 million (2%) increase in net sales of irons to $212.8 million represents an increase in both unit and dollar sales. The sales growth was due primarily to the January 2002 launch of Big Bertha Irons and Hawk Eye VFT Irons which were launched in August 2001. These increases were partially offset by a decline in sales of Steelhead X-14 Irons, which are in their third year of sales, and Hawkeye Irons, which were the predecessors to the Hawk Eye VFT Irons.

      The $12.8 million (29%) increase in net sales of golf balls to $57.5 million represents an increase in both unit and dollar sales. The golf ball growth is largely attributable to the expansion of the Company’s golf ball product line offering to five models from only two in the comparable period of the prior year. This expanded product line resulted in a higher average selling price as compared to the same period of 2001. The Company initially launched the CTU 30 golf ball in November 2001, the HX golf ball in March 2002, the HX Two-Piece golf ball in May 2002, and the Warbird golf ball in August 2002. Net sales for the first nine months of

2001 included sales generated from the CB1 golf ball and Rule 35 golf ball. The CTU 30 golf ball is the successor ball to the Rule 35 golf ball.

      The $42.5 million (43%) increase in sales of putters, accessories and other products is primarily attributable to increased sales of the Company’s Odyssey putters resulting from the January 2002 introduction of the Odyssey White Hot Two-Ball Putter combined with sales from the February 2002 launch of Callaway Golf gloves and the August 2002 launch of the Callaway Golf Forged Wedges.

      Net sales information by region is summarized as follows:

	For the
	Nine Months
	Ended
	September 30,		Growth/(Decline)

	2002	2001	Dollars	Percent

Net Sales (dollars in millions):
United States	$375.5	$390.1	$(14.6)	(4%)
Europe	117.8	102.1	15.7	15%
Japan	80.5	112.1	(31.6)	(28%)
Rest of Asia	48.0	55.3	(7.3)	(13%)
Other Foreign Countries	47.7	51.3	(3.6)	(7%)

	$669.5	$710.9	$(41.4)	(6%)

      Net sales in the United States decreased $14.6 million (4%) to $375.5 million during the first nine months of 2002 versus the first nine months of 2001. Overall, the Company’s sales in regions outside of the United States decreased $26.8 million (8%) to $294.0 million during the first nine months of 2002 versus the same period of 2001. This decrease is primarily attributable to a $31.6 million (28%) decrease in sales in Japan, a $7.3 million (13%) decrease in the Rest of Asia, which includes Korea, and a $3.6 million (7%) decrease in other regions outside of the United States. These decreases were partially offset by a $15.7 million (15%) increase in Europe. The Company’s net sales in regions outside of the United States were not significantly affected by fluctuations in foreign currency exchange rates. Had exchange rates for the first nine months of 2002 been the same as the first nine months of 2001 exchange rates, overall sales in regions outside of the United States would have been negatively affected by less than 1%.

      For the nine months ended September 30, 2002, gross profit decreased to $345.5 million from $363.9 million in the comparable period of 2001. Conversely, gross profit as a percentage of net sales increased to 52% in 2002 from 51% in 2001. The Company’s gross profit percentage was favorably impacted by the $17.0 million reduction in the Company’s warranty accrual during the third quarter of 2002 (see above “Change in Accounting Estimate”). Excluding the effects of such reduction, gross profit as a percentage of net sales decreased 3 percentage points to 49% in 2002 as compared to 2001. The gross profit percentage was favorably impacted by a reduction in the Company’s club manufacturing labor and overhead expenses as a percent of net sales and a favorable shift in product mix. These increases were partially offset by a lower average selling price for golf club products combined with close-out pricing for discontinued Rule 35 golf ball products, decreases in golf ball plant utilization and production yields, additional inventory reserves established on ERC II Drivers and Big Bertha C4 Drivers, a customs and duty assessment in Korea, and the $2.3 million charge related to the purchase of the Company’s golf ball manufacturing equipment (see below “Financial Condition and Liquidity”).

      Selling expenses increased $7.1 million (5%) for the first nine months of 2002 to $159.8 million from $152.7 million in the comparable period of 2001, and were 24% and 21% of net sales, respectively. This increase was primarily due to increases in professional golf tour expenses of $3.5 million, depreciation expense of $2.9 million, and commission expenses of $1.7 million. These increases were partially offset by decreases in employee costs of $1.0 million.

      General and administrative expenses decreased $17.0 million (29%) for the first nine months of 2002 to $40.9 million from $57.9 million in the comparable period of 2001, and were 6% and 8% of net sales, respectively. This decrease is mainly attributable to a decrease of $10.1 million in employee costs, a $4.4 million decrease in depreciation and amortization expenses (primarily due to the implementation of SFAS No. 142) and reduced facility costs of $2.6 million. The decrease in employee costs is due to a reduction in headcount combined with severance expense of $3.1 million recorded in 2001.

      Research and development expenses decreased $0.9 million (3%) for the first nine months of 2002 to $24.5 million from $25.4 million in the comparable period of 2001. As a percentage of net sales, the expenses remained constant at 4%. The decrease is primarily due to decreases in employee costs of $0.5 million and depreciation expense of $0.5 million.

      Other income totaled $0.8 million for the nine months ended September 30, 2002 as compared to other expenses of $15.3 million in the first nine months of 2001. The $16.1 million difference is primarily attributable to unrealized energy derivative losses of $19.9 million recognized in the prior year associated with the valuation of the energy contract that was terminated in the fourth quarter of 2001 combined with realized losses of $1.4 million resulting from the sale of excess energy provided by the energy contract (see below “Supply of Electricity and Energy Contracts”). These increases in net other income were partially offset by decreases in royalty income of $2.1 million, a decrease in net foreign currency transactions gains of $1.1, a decline in net interest income of $0.8 million and a decline in gains on sales of marketable securities of $0.8 million.

      Net income for the nine months ended September 30, 2002 increased 11% to $75.0 million from $67.6 million in 2001. Earnings per diluted share during the first nine months increased 21% to $1.11 in 2002 as compared to $0.92 in 2001. Excluding the $17.0 million non-cash warranty reserve adjustment recorded in 2002 (see above “Change in Accounting Estimate”) and the $19.9 million non-cash energy derivative charge recorded in 2001 (see below “Supply of Electricity and Energy Contracts”), the Company’s net income for 2002 as compared to 2001 would have decreased 21% to $64.6 million in 2002 from $81.8 million in 2001 and diluted earnings per share would have decreased 15% to $0.95 from $1.12.

      The following summarizes what net income and earnings per share would have been had the warranty reserve adjustment and the energy derivative charge, adjusted for taxes, been excluded from reported results (in millions, except for per share amounts):

	For the
	Nine Months
	Ended
	September 30,		Growth/(Decline)

	2002	2001	Dollars	Percent

Reported net income	$75.0	$67.6	$7.4	11%
Non-cash warranty reserve adjustment	(10.4)	—
Non-cash energy derivative charge	—	14.2

Pro forma net income	$64.6	$81.8	$(17.2)	(21%)

Reported basic earnings per share	$1.12	$0.96	$0.16	17%
Non-cash warranty reserve adjustment	(0.16)	—
Non-cash energy derivative charge	—	0.20

Pro forma basic earnings per share	$0.96	$1.16	$(0.20)	(17%)

Reported diluted earnings per share	$1.11	$0.92	$0.19	21%
Non-cash warranty reserve adjustment	(0.16)	—
Non-cash energy derivative charge	—	0.20

Pro forma diluted earnings per share	$0.95	$1.12	$(0.17)	(15%)

Financial Condition and Liquidity

      Cash and cash equivalents increased $13.1 million (16%) to $97.3 million at September 30, 2002, from $84.3 million at December 31, 2001. The increase primarily resulted from cash provided by operating activities of $127.2 million, substantially offset by cash used in financing and investing activities of $43.1 million and $72.4 million, respectively. Cash flows provided by operating activities reflect net income adjusted for depreciation and amortization ($27.6 million), decreases in inventory ($43.7 million) and other assets ($13.8 million) combined with increases in income taxes payable ($11.2 million) and accounts payable and accrued expenses ($13.1 million), substantially offset by an increase in accounts receivable ($49.5 million) and a decrease in the accrued warranty expense ($20.0 million), which included the $17.0 million reduction to the warranty reserve. See above “Change in Accounting Estimate” for a further discussion of the reduction in accrued warranty expense. Cash flows used in financing activities are primarily attributable to the acquisition of treasury stock ($44.0 million) and the payment of dividends ($14.0 million), partially offset by proceeds from the exercise of employee stock options ($11.4 million) and purchases under the employee stock purchase plan ($5.3 million). Cash flows used in investing activities are primarily attributable to capital expenditures ($70.7 million), which include the $50.8 million purchase in August 2002 of previously leased equipment utilized in the Company’s golf ball operations.

      The Company’s net accounts receivable increased $54.7 million from December 31, 2001, which is consistent with seasonal trends (see below “Seasonality and Adverse Weather Conditions”). The Company’s accounts receivable also increased $6.3 million over the Company’s accounts receivable at September 30, 2001. This increase is primarily attributable to the institution of the Company’s Preferred Retailer Program in the United States, which offers longer payment terms for retailers who participate in the program in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training.

      The Company’s net inventory decreased $39.3 million from December 31, 2001 which is consistent with seasonal trends (see below “Seasonality and Adverse Weather Conditions”). The Company’s inventory also decreased $16.8 million as compared to September 30, 2001. This decrease is primarily attributable to the Company’s concerted effort to reduce inventory and $8.0 million of additional inventory reserves established on ERC II Drivers and Big Bertha C4 Drivers, partially offset by upward pressures on inventory levels resulting from a broader product line in the current year, including five models of golf balls, as compared to two models at September 30, 2001.

      The Company’s net property, plant and equipment increased $40.7 million from December 31, 2001. This increase is primarily due to the August 12, 2002 purchase of previously leased equipment utilized in the Company’s golf ball operations. In December 1998, the Company entered into a master lease agreement for the acquisition and lease of golf ball equipment. By December 31, 1999, the Company had finalized its lease program and leased $50.0 million of equipment under the operating lease. On February 11, 2002, pursuant to the master lease agreement, the Company notified the lessor of its election to purchase the leased equipment in August 2002 which was the end of the initial lease term. During the third quarter of 2002, pursuant to the master lease agreement and the Company’s February 11, 2002 notice, the Company paid $50.8 million in full satisfaction of the purchase price of the leased equipment and recorded the $48.5 million estimated fair value of the equipment in fixed assets. During the first quarter of 2002, the Company began accruing the estimated difference between the total estimated cost to purchase the equipment and the estimated fair value of the equipment. The estimated fair value of the equipment was based on an independent appraisal. The actual purchase price was dependent in part upon interest rates on the date of purchase. Due to a further decline in interest rates, the actual purchase price, net of the deficiency accrual recorded through June 30, 2002, exceeded the estimated fair value of the equipment. Therefore, a charge of $1.0 million was recorded in cost of goods sold during the three months ended September 30, 2002. For the nine months ended September 30, 2002, the Company recorded $2.3 million of charges in cost of goods sold.

      The Company’s principal sources of liquidity, both on a short-term and long-term basis, have been cash flow provided by operations and the Company’s credit facilities. The Company currently expects this to continue. The Company has a revolving credit facility for up to $120.0 million (the “Amended Credit

Agreement”) and an $80.0 million accounts receivable securitization facility (the “Accounts Receivable Facility”). At September 30, 2002, there were no advances outstanding under either of these facilities. Both the Amended Credit Agreement and the Accounts Receivable Facility include certain restrictions, including restrictions on the amount of dividends the Company can pay and the amount of its own stock the Company can repurchase. These facilities also require the Company to maintain certain minimum financial ratios, including a fixed charge coverage ratio. Since September 30, 2002, the Company has not been in compliance with the fixed charge coverage ratio. The noncompliance with this ratio resulted from the Company’s purchase of its golf ball equipment during the third quarter. Excluding the golf ball equipment, the Company was in compliance with the fixed charge coverage ratio at September 30, 2002. As long as the Company is not in compliance with such ratio, the respective lenders under these facilities could refuse to allow the Company to obtain advances under these facilities. The Company believes it could obtain a waiver of this ratio if it chose to do so. However, the Company has elected not to incur the time and expense involved in obtaining such a waiver. Except for some nonmaterial letters of credit issued under the Amended Credit Agreement (primarily to facilitate certain international shipments of components), the Company has not used either of these facilities since the second quarter of 1999 and the Company does not foresee needing to use such facilities prior to the expiration of these facilities in February, 2004. The Company is currently reviewing its future financing requirements.

      In August 2001, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100.0 million. The Company began the repurchase program in August 2001 and during the second quarter of 2002 completed the program which resulted in the repurchase of 5.8 million shares of the Company’s Common Stock at an average cost of $17.11 per share for a total of $100.0 million.

      In May 2002, the Company announced that its Board of Directors authorized it to repurchase additional shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $50.0 million. Under this authorization, the Company has spent $28.5 million to repurchase 1.8 million shares of its Common Stock at an average cost of $16.13 per share through September 30, 2002. In December 2002, the Company also repurchased an additional 197,000 shares of its Common Stock at an average cost of $12.38 per share.

      The following table gives additional guidance related to contractual obligations and commercial commitments as of September 30, 2002 (in millions):

	Payments Due By Period

		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years

Contractual Obligations:
Operating Leases(1)	$13.3	$3.8	$4.8	$3.9	$0.8
Unconditional Purchase Obligations(2)	21.4	4.0	17.4	—	—
Long-Term Debt(3)	3.8	3.0	0.8	—	—
Foreign Exchange Contracts(4)	0.6	0.6	—	—	—

Total Contractual Cash Obligations	$39.1	$11.4	$23.0	$3.9	$0.8

Amount of Commitment Expiration Per Period
Total
	Amounts	Less than			After 5
	Committed	1 Year	1-3 Years	4-5 Years	Years

Other Commercial Commitments:
Lines of Credit(5)	$—	$—	$—	$—	$—
Accounts Receivable Securitization(5)	—	—	—	—	—

Total Commercial Commitments	$—	$—	$—	$—	$—

(1)	The Company leases certain warehouse, distribution and office facilities as well as office and manufacturing equipment under operating leases. The amount presented in the table represents commitments for minimum lease payments under non-cancelable operating leases.

(2)	The amounts indicated in this line item reflect long-term purchase agreements for various key raw materials. The purchase commitments covered by these agreements aggregate approximately $4.0 million per year for 2002 and 2003 related to golf ball materials and approximately $13.4 million related to golf club materials through December 2004. In addition, in the normal course of operations, the Company enters into unconditional purchase obligations with various vendors and suppliers of goods and services through purchase orders or other documentation or are undocumented except for an invoice. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in the total unconditional purchase obligations presented in this line item.

(3)	In April 2001, the Company entered into a note payable in the amount of $7.5 million as part of a licensing agreement for patent rights. The unsecured, interest-free note payable matures on December 31, 2003 and is payable in quarterly installments.

(4)	The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. The Company does not enter into foreign exchange contracts for speculative purposes and hedging contracts mature within twelve months. At September 30, 2002, the Company had approximately $63.0 million of foreign exchange contracts outstanding. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At September 30, 2002, the net fair values of foreign currency-related derivatives were recorded as current assets of $0.4 million and current liabilities of $1.0 million.

(5)	During the first nine months of 2002, the Company did not utilize either its Accounts Receivable Facility or its line of credit under the Amended Credit Agreement. At September 30, 2002, there were no borrowings outstanding under these credit facilities. See Note 7 to the Consolidated Condensed Financial Statements for further detail.

      Although the Company’s golf club operations are mature and historically have generated cash from operations, the Company’s golf ball operations are relatively new and through September 30, 2002 have not generated cash flows sufficient to fund these operations. The Company has not achieved the sales or production efficiencies necessary for its golf ball business to be profitable. The Company is reviewing the viability of its current business model for the golf ball business and is evaluating all available actions to reduce and then eliminate the losses in its golf ball business.

      Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its credit facilities, will be sufficient to finance current operating requirements, including planned capital expenditures, contractual obligations and commercial commitments, for the next twelve months. There can be no assurance, however, that future industry specific or other developments, general economic trends or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see below “Certain Factors Affecting Callaway Golf Company”).

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

      On May 9, 2002, the USGA announced that the USGA and the R&A had reached a proposed compromise position with respect to the COR of drivers. Under the compromise, the COR limit would have been set at 0.860 under both the rules of the USGA and the R&A effective January 1, 2003. There would have been added to the Rules of Golf a new “condition of competition” that would have permitted the adoption of 0.830 as the COR limit for competitions involving elite golfers. Currently, all professional tours in the United States play by the 0.830 limit. The R&A had announced that it would adopt 0.830 as the COR limit in the 2003 British Open Championships. The PGA European Tour, the Japan Golf Tour and the Asian Tour currently have no limits on COR. In addition, as part of the compromise, the USGA and the R&A stated that the COR limit under the Rules of Golf would thereafter be reduced, from 0.860 to 0.830 on January 1, 2008.

      On August 6, 2002, the USGA and the R&A announced that they would not be implementing the May 9 proposal. Instead the USGA announced that it would make no change to its Rules of Golf, keeping the current COR limit of 0.830 in place in the United States and other jurisdictions that follow the Rules of Golf as published by the USGA. The R&A announced that effective January 1, 2008 it would establish a COR limit of 0.830 under its Rules of Golf. In addition, the R&A announced that it would adopt a “condition of competition” effective January 1, 2003 for use at competitions involving only highly skilled golfers (e.g. the British Open Championship and competitions organized by major professional tours). Under this “condition of competition” driving clubs would be limited to a COR of no higher than 0.830. Until January 1, 2008, there would be no limit on COR in R&A jurisdictions except in those events where the “condition of competition” was applied.

      In anticipation of the possible adoption of the proposed compromise as announced on May 9, 2002, and in response to competitive offerings by other manufacturers, the Company had promoted the sale of its ERC II Driver in the United States and Canada beginning in late July 2002. The ERC II Driver has a COR above the 0.830 limit, but would have been conforming under the new, higher limit of 0.860 contained in the May 9, 2002 proposal. With the announcement that the USGA would no longer be raising the COR limit in its jurisdictions effective January 1, 2003, the Company modified its promotion and has offered various exchange and return privileges to consumers and retailers, respectively, who purchased ERC II Drivers during the promotion in reliance upon a change in the Rules of Golf by the USGA. Although the amount of ERC II Drivers exchanged or returned was not significant during the third quarter of 2002, the Company believes that the USGA’s reversal of its position has resulted in confusion among consumers, causing them to postpone or even forgo the purchase of new equipment.

      The net effect of the reversal in position by the USGA regarding the May 9, 2002 proposal is to leave the COR limitations for driving clubs unchanged in the United States. The Company had planned for this contingency, and has developed new driver products for sale in USGA jurisdictions that conform to this limit (e.g. Great Big Bertha II Drivers). In addition, the Company has developed new driver products for sale in R&A jurisdictions that take advantage of the absence of COR restrictions until January 1, 2008 (e.g. Great

Big Bertha II+ Drivers). While the Company believes it would have had an additional competitive advantage in the United States and Canada had the USGA adopted the May 9, 2002, proposal and raised the COR limit to 0.860, it continues to believe that its driver products that conform to the 0.830 limit have performance and other attributes that make many golfers prefer them over the offerings of competitors.

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

      As a result, in the second quarter of 2001, the Company entered into an agreement with Pilot Power Group, Inc. (“Pilot Power”) as the Company’s energy service provider and in connection therewith entered into a long-term, fixed-priced, fixed-capacity, energy supply contract (“Enron Contract”) with Enron Energy Services, Inc. (“EESI”), a subsidiary of Enron Corporation, as part of a comprehensive strategy to ensure the uninterrupted supply of electricity while capping costs in the volatile California electricity market. The Enron Contract provided, subject to the other terms and conditions of the contract, for the Company to purchase nine megawatts of energy per hour from June 1, 2001 through May 31, 2006 (394,416 megawatts over the term of the contract). The total purchase price for such energy over the full contract term would have been approximately $43.5 million.

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

      The Company believes the Enron Contract has been terminated, and as of December 31, 2002, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

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

Terrorist Activity and Armed Conflict

      Terrorist activities and armed conflicts (such as the attacks on the World Trade Center and the Pentagon, the incidents of Anthrax poisoning and the military actions in the Middle East), as well as the threat of future conflict (such as the potential armed conflict with Iraq), have had a significant adverse effect upon the Company’s business. Any such additional events would likely have an adverse effect upon an already fragile world economy (discussed below) and would likely adversely affect the level of demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on these events and the economic, political, and public safety issues and concerns associated with such events. Also, such events could adversely affect the Company’s ability to manage its supply and delivery logistics. If such events caused a significant disruption in domestic or international air, ground or sea shipments, the Company’s ability to obtain the materials necessary to produce and sell its products and to deliver customer orders also would be materially adversely affected. Furthermore, such events have negatively impacted tourism. If this negative impact upon tourism continues, the Company’s sales to retailers at resorts and other vacation destinations would be materially adversely affected.

Adverse Global Economic Conditions

      The Company sells golf clubs, golf balls and golf accessories. These products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. Adverse economic conditions in the United States or in the Company’s international markets (which represent almost half of the Company’s total sales), or a decrease in prosperity among consumers, or even a decrease in consumer confidence as a result of anticipated adverse economic conditions, could cause consumers to forgo or to postpone purchasing new golf products. Such forgone or postponed purchases could have a material adverse effect upon the Company.

      The Company believes that the current economic conditions in most of the countries where the Company conducts business are unfavorable to the golf industry. The economic conditions in many of the Company’s key markets around the world are currently viewed by many as uncertain or troubled. Many people in the United States have lost a substantial amount of wealth in the stock market, including some who have lost all or substantially all of their retirement savings. Furthermore, in the United States, there have been announcements by companies of significant reductions in force, and others are possible, and consumers are less likely to purchase new golf equipment when they are unemployed. The Company believes that these adverse conditions have adversely affected the Company’s sales and will continue to do so until such conditions improve.

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

Growth Opportunities

      Golf Clubs. In order for the Company to significantly grow its sales of golf clubs, the Company must either increase its share of the market for golf clubs or the market for golf clubs must grow. The Company already has a significant share of the worldwide premium golf club market and therefore opportunities for additional market share may be limited. The Company does not believe there has been any material increase in participation or the number of rounds played in the United States in 1999, 2000 or 2001. Golf Datatech has reported that the number of rounds played in the United States during the first eight months of 2002 decreased 2.1% as compared to the same period of 2001. Furthermore, the Company believes that since 1997 the overall worldwide premium golf club market has generally not experienced substantial growth in dollar volume from year to year. There is no assurance that the overall dollar volume of the worldwide premium golf club market will grow, or that it will not decline, in the future.

      Golf Balls. The Company began selling its golf balls in February 2000 and has not yet obtained a significant share of the golf ball market. Although opportunities exist for the acquisition of additional market share in the golf ball market, such market share is currently held by some well-established and well-financed competitors. There is no assurance that the Company will be able to obtain additional market share in this very competitive golf ball market. If the Company is unable to obtain additional market share, its golf ball sales growth may be limited (see also above “Financial Condition and Liquidity”).

Golf Ball Costs

      The cost of entering the golf ball business has been significant. The cost of competing in the golf ball business has also been significant and has required significant investment in advertising, tour, and promotion.

To date, the development of the Company’s golf ball business has had a significant negative impact on the Company’s cash flows, financial position and results of operations. As presently structured, the Company will need to produce and sell golf balls in large volumes to cover its costs and become profitable. Although the Company’s golf ball operations have shown improvement, there is no assurance that the Company will be able to achieve the sales or production efficiencies necessary to make its golf ball business profitable. Until the golf ball business becomes profitable, the Company’s results of operations, cash flows and financial position will continue to be negatively affected. The Company is reviewing the viability of its current business model for the golf ball business and is evaluating all available actions to reduce and then eliminate the losses in its golf ball business (see also above “Financial Condition and Liquidity”).

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

Dependence on Energy Resources

      The Company’s golf club and golf ball manufacturing facilities use, among other resources, significant quantities of electricity to operate. In 2001, some companies in California, including the Company, experienced periods of blackouts during which electricity was not available. The Company has taken certain steps to provide access to alternative power supplies for certain of its operations, and believes that these measures could mitigate any impact resulting from possible future blackouts.

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

      Golf Balls. The premium golf ball business is also highly competitive, and may be becoming even more competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated market share in excess of 50% of the premium golf ball business. There are also several other competitors, including Nike and Taylor Made, that have introduced or will introduce golf ball designs that directly compete with the Company’s products, and several manufacturers in Japan have announced their plans to expand their businesses in the United States. Furthermore, as competition in this business increases, many of these competitors are substantially discounting the prices of their products. In order for its golf ball business to be successful, the Company will need to penetrate the market share held by existing competitors, while competing with new entrants, and must do so at prices that are profitable. There can be no assurance that the Company’s golf balls will obtain the market acceptance necessary to be commercially successful (see also above “Financial Condition and Liquidity”).

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

      In addition, the Company’s products have tended to incorporate significant innovations in design and manufacture, which have often resulted in higher prices for the Company’s products relative to other products in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay such premium prices for golf equipment or that the Company will be able to continue to design and manufacture premium products that achieve market acceptance in the future. For example, the Company’s Big Bertha C4 Driver is made of a compression cured carbon composite. All current leading drivers in the marketplace are made of metal, generally either steel or titanium. The C4 Drivers have not been as commercially successful as many of the Company’s metal wood drivers. Such diminished acceptance may limit the Company’s ability to introduce other non-metallic drivers in the future.

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

Orders for many of these sales are received during the fourth quarter of the prior year. The Company’s second and third quarter sales generally represent re-order business. Sales during the second and third quarters therefore are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of the products of the Company’s competitors. Retailers are sometimes reluctant to re-order the Company’s products in significant quantity when they already have excess inventory of the Company’s competitors’ products. The Company’s sales during the fourth quarter are generally significantly less than the other quarters because in general in the Company’s principal markets less people are playing golf during that time of year due to cold weather. Furthermore, it previously was the Company’s practice to announce its new product line at the beginning of each calendar year. The Company recently departed from that practice and now announces its new product line in the fourth quarter to allow retailers to plan better. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products and/or result in close-out sales at reduced prices.

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

      All of the Company’s current products (including the new Great Big Bertha II Drivers), with the exception of the Great Big Bertha II+, the ERC II (and ERC II Pro Spec) Drivers, are believed to be “conforming” under the Rules of Golf as published by the USGA. The Company believes that the USGA’s prior ruling that the ERC II Drivers are non-conforming has had a significant adverse affect upon sales of the ERC II Drivers in the United States and that it may have injured sales of other conforming products or otherwise damaged the brand. All of the Company’s products are believed to be conforming to the Rules of Golf as published by the R&A, except (as discussed above at “USGA Action”) that effective January 1, 2003 the Company’s Great Big Bertha II+ and ERC II Drivers will not be conforming in certain competitions involving highly skilled golfers and effective January 1, 2008 such drivers would not be conforming under the Rules of Golf as published by the R&A. These new R&A restrictions could affect current and future sales of such drivers in R&A jurisdictions, including jurisdictions in which the Company previously sold such products and in which there previously were no R&A restrictions. The Company also believes that the general confusion created by the USGA as to what is a conforming or non-conforming driver has hurt sales of drivers generally.

      In addition, there is no assurance that the Company’s future products will satisfy USGA and/or R&A standards, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company’s products or the Company’s brand. For example, both the USGA and the R&A are considering rules which would limit clubhead volume. If such volume limitation rules were adopted and caused the Company’s current products to be non-conforming the Company’s sales of such products could be adversely affected. Furthermore, such volume limitations would restrict the Company’s ability to develop new products.

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

      Golf Clubs. In the past, the Company has experienced an exceptional level of club usage on the world’s major professional tours, and the Company has heavily advertised that fact. Many professional golfers throughout the world use the Company’s golf clubs even though they are not contractually bound to do so and do not grant any endorsement to the Company. The Company from time to time implements programs that create cash pools that reward such usage. Many other companies, however, also aggressively seek the patronage of these professionals and offer many inducements, including significant cash rewards and specially designed products. The inducements offered by other companies could result in a decrease in usage of the Company’s clubs by professional golfers. The Company believes that professional usage contributes to retail sales, and it is therefore possible that a decline in the level of professional usage of the Company’s products could have a material adverse effect on the Company’s sales and business.

      Golf Balls. Many golf ball manufacturers, including the leading U.S. manufacturer of premium golf balls, have focused a great deal of their marketing efforts on promoting the fact that tour professionals use their balls. Some of these golf ball competitors spend large amounts of money to secure professional endorsements, and the market leader has obtained a very high degree of tour penetration. While almost all of the Company’s staff professionals, as well as other professionals who are not on the Company’s staff, have decided to use the Company’s golf balls in play, there is no assurance they will continue to do so. Furthermore, there are many other professionals who are already under contract with other golf ball manufacturers or who, for other reasons, may not choose to play the Company’s golf ball products. The Company does not plan to match the endorsement spending levels of the leading manufacturer, and will instead rely more heavily upon the performance of the ball and other factors to attract professionals to the product. There is some evidence to suggest that there is a correlation between use by professional golfers and retail sales. The Company therefore believes that the results of the Company’s golf ball business could be significantly affected by its success or lack of success in securing acceptance on the professional tours.

Intellectual Property and Proprietary Rights

      The golf club industry, in general, has been characterized by widespread imitation of popular club designs. The Company has an active program of enforcing its proprietary rights against companies and individuals who market or manufacture counterfeits and “knock off” products, and asserts its rights against infringers of its copyrights, patents, trademarks, and trade dress. However, there is no assurance that these efforts will reduce the level of acceptance obtained by these infringers. Additionally, there can be no assurance that other golf club manufacturers will not be able to produce successful golf clubs which imitate the Company’s designs without infringing any of the Company’s copyrights, patents, trademarks, or trade dress.

      An increasing number of the Company’s competitors have, like the Company itself, sought to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs and golf balls. As the Company develops new products, it attempts to avoid infringing the valid patents and other intellectual property rights of others. Before introducing new products, the Company’s legal staff evaluates the patents and other intellectual property rights of others to determine if changes are required to avoid infringing any valid intellectual property rights that could be asserted against the Company’s new product offerings. From time to time, others have contacted or may contact the Company to claim that they have proprietary rights that have been infringed by the Company and/or its products. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no interruptions in the Company’s business as a result of any claims of infringement. No assurance can be given, however, that the Company will not be adversely affected in the future by the assertion of intellectual property rights belonging to others. This effect could include alteration or withdrawal of existing products and delayed introduction of new products.

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

      The Company’s Code of Conduct and Ethics Policy prohibits misappropriation of trade secrets and confidential information of third parties. The Code of Conduct is contained in the Company’s Employee Handbook and available to all employees on the Company’s internal website. Employees also sign an Employee Invention and Confidentiality Agreement prohibiting disclosure of trade secrets and confidential information from third parties. Periodic training is provided to employees on this topic as well. Despite taking these steps, as well as others, the Company cannot guarantee that these measures will be adequate in all instances to prevent misappropriation of trade secrets from third parties or the accusation by a third party that such misappropriation has taken place.

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

      The Company monitors the level and nature of any golf club breakage and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. Significant increases in the incidence of breakage or other product problems may adversely affect the Company’s sales and image with golfers. The Company believes that it has sufficient reserves for warranty claims. If the Company were to experience an unusually high incidence of breakage or other product problems in excess of these reserves, the Company’s financial results could be adversely affected. See above, “Critical Accounting Policies and Estimates — Warranty.”

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

      As a result of this international business, the Company is exposed to increased risks inherent in conducting business outside of the United States. In addition to foreign currency risks, these risks include (i) increased difficulty in protecting the Company’s intellectual property rights and trade secrets, (ii) unexpected government action or changes in legal or regulatory requirements, (iii) social, economic or political instability, (iv) increased difficulty in managing foreign operations from the United States and (v) increased exposure to interruptions in air carrier or shipping services (including interruptions resulting from longshoreman labor disputes or strikes) which interruptions could significantly adversely affect the Company’s ability to obtain timely delivery of components from international suppliers or to timely deliver its products to international customers. Although the Company believes the benefits of conducting business internationally outweigh these risks, any significant adverse change in circumstances or conditions could have a significant adverse affect upon the Company’s operations and therefore financial performance and condition.

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

      The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated intercompany sales of inventory denominated in foreign currencies, payments due on intercompany transactions from certain wholly-owned foreign subsidiaries, and anticipated sales by the Company’s wholly-owned European subsidiary for certain euro-denominated transactions. Hedged transactions are denominated primarily in British Pounds, Euros, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within twelve months from their inception.

      At September 30, 2002 and 2001, the Company had approximately $63.0 million and $110.3 million, respectively, of foreign exchange contracts outstanding. Of the total contracts outstanding at September 30, 2002 and 2001, approximately $4.6 million and $66.6 million, respectively, were designated as cash flow hedges. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At September 30, 2002, the net fair value of foreign currency-related derivatives were recorded as current assets of $0.4 million and current liabilities of $1.0 million.

      For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income

(“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three months and nine months ended September 30, 2002 and 2001, the Company recorded the following activity in accumulated other comprehensive income (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Beginning OCI balance related to cash flow hedges	$0.3	$1.6	$6.4	$(1.6)
Add: Net gain/(loss) initially recorded in OCI	0.6	(1.0)	(2.4)	4.5
Subtract: net gain/(loss) reclassified from OCI into earnings	0.5	0.8	3.6	3.1

Ending OCI balance related to cash flow hedges	$0.4	$(0.2)	$0.4	$(0.2)

      During the three and nine months ended September 30, 2002, gains of $0 and $0.2 million, respectively, were reclassified into earnings as a result of the discontinuance of cash flow hedges. During the three and nine months ended September 30, 2001, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of September 30, 2002, $0.4 million of deferred net gains related to derivative instruments designated as cash flow hedges were included in accumulated other comprehensive income. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from accumulated other comprehensive income into earnings. The Company does not expect that such reclassifications would have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported in other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three and nine months ended September 30, 2002, the Company recorded net losses of $0.3 million and net gains of $0.4 million, respectively, as a result of changes in the spot-forward differential. The spot-forward differential recorded during the three and nine months ended September 30, 2001 was a net gain of $0.6 million and $1.3 million, respectively. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At September 30, 2002 and 2001, the Company had approximately $58.4 million and $43.6 million, respectively, of foreign currency contracts used to hedge balance sheet exposures outstanding. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized in other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three and nine months ended September 30, 2002, the Company recorded net gains of $0.7 million and net losses of $7.1 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposure. During the three and nine months ended September 30, 2001, the Company recorded net losses of $1.3 million and net gains of $2.9 million, respectively.

      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2002 through its derivative financial instruments.

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

      The estimated maximum one-day loss in earnings from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $6.8 million at September 30, 2002. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

      Additionally, the Company is exposed to interest rate risk from its Amended Credit Agreement and Accounts Receivable Facility (see Note 7 to the Company’s Consolidated Condensed Financial Statements) which are indexed to the London Interbank Offering Rate and Redwood Receivables Corporation Commercial Paper Rate. No amounts were advanced or outstanding under these facilities at September 30, 2002.

      Note 7 to the Company’s Consolidated Condensed Financial Statements outline the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

Item 4.	Controls and Procedures

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934), which are designed to permit the Company to identify and timely disclose material information. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

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

      On April 6, 2001, a complaint was filed against Callaway Golf Company and Callaway Golf Sales Company, in the Circuit Court of Sevier County, Tennessee, Case No. 2001-241-IV. The complaint seeks to assert a class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products on or after March 30, 2000. Specifically, the complaint alleges that the Company adopted a New Product Introduction Policy governing the introduction of certain of the Company’s new products in violation of Tennessee and Kansas antitrust and consumer protection laws. The plaintiff is seeking damages, restitution and punitive damages. The parties are engaged in discovery.

      On November 4, 2002, Callaway Golf Sales Company was served with a complaint filed in the District Court of Sedgwick County, Kansas, Case No. 0203607, seeking to assert a class action on behalf of Kansas consumers who purchased select Callaway Golf products covered by the New Product Introduction Policy. Callaway Golf Company is also named in the Kansas case. The plaintiff in the Kansas case seeks damages and restitution for the class under Kansas law.

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”), for infringement of a golf ball aerodynamics patent owned by the Company. On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that former MaxFli employees hired by the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages, punitive damages and attorneys’ fees; a declaratory judgment; and injunctive relief. Both parties have amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. The parties are engaged in fact and expert discovery. MaxFli submitted a report from its damages expert asserting that MaxFli is entitled to at least $18.5 million in compensatory damages from the Company. MaxFli has informed the Company that it may seek leave to amend its damages expert report to increase the damages that MaxFli will seek at trial. The Company has submitted its own expert report seeking damages of $6.3 million for patent infringement and false advertising. The Company anticipates that each party will challenge the methodology and conclusions in the expert damages reports of the other. No trial date has been set for the matter.

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co., and certain principals of the Perfect Putter Co. Plaintiffs have sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs allege that the Company misappropriated certain alleged trade secrets of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorneys fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, Callaway Golf removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. No discovery has occurred.

      The Company’s Korean subsidiary, Callaway Golf Korea Ltd., inadvertently did not make a filing for the 1998-2000 fiscal years under the Korean Foreign Exchange Transaction Regulation, which requires disclosure of intercompany transfers received by Callaway Golf Korea from the Company for warranty claims. Failure to make this filing can result in potential criminal penalties for the responsible employee and Callaway Golf Korea. The Company learned about the error in the course of a routine audit by Korean customs authorities. Upon learning of the filing requirement, the required disclosures were made by Callaway Golf Korea for 2001 and 2002, but could not be made retroactively for 1998-2000. The Company’s outside tax advisor advised the Company in late October 2002 that Korean Customs authority procedures require that the matter be referred to Korean prosecutors for review. No action has been filed at this time. The Company believes, that if an action is brought and penalties are assessed, they will be immaterial in amount.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of September 30, 2002. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      On October 17, 2002, the Company issued a press release announcing, among other things, its operating results for the quarter and nine months ended September 30, 2002. Because additional time was needed to complete its review of the appropriate accounting for the warranty reserve reduction, the Company delayed the filing of its Form 10-Q for the third quarter of 2002. Applicable accounting rules require that the Company record in its third quarter Form 10-Q the effect of certain subsequent events, which were determined after the close of the third quarter but prior to the filing of its Form 10-Q.

      The following table reconciles the net income reported in the Company’s October 17, 2002 earnings release to those reported in its third quarter Form 10-Q (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2002

Net income reported in October 17, 2002 release	$12.4	$80.2
Adjustments due to subsequent events
Additional inventory obsolescence reserves	(5.8)	(5.8)
Korean customs and duty assessment	(2.3)	(2.3)
Other adjustments	(1.5)	(1.5)
Tax effect of adjustments	4.4	4.4

Net income reported in Form 10-Q	$7.2	$75.0

Item 6.	Exhibits and Reports on Form 8-K

      a.     Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).
3.2	First Amended and Restated Bylaws, effective August 17, 2001, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).
4.2	Rights Agreement by and between the Company and Chemical Mellon Shareholder Services as Rights Agent dated as of June 21, 1995, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
4.3	First Amendment to Rights Agreement, effective June 22, 2001, by and between Callaway Golf Company and Mellon Investor Services, LLC, incorporated herein by this reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Commission on March 21, 2002 (file no. 1-10962).
4.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock, incorporated herein by this reference to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
18.1	Letter re: Change in Accounting Principles dated January 15, 2003 from Deloitte & Touche LLP.(†)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

(†)	Included with this Report.

      b.     Reports on Form 8-K

      Form 8-K, dated December 12, 2002, reporting a disagreement with the Company’s auditors and a change in auditors.

      Form 8-K, dated December 3, 2002, reporting the scheduled date for the Company’s 2003 annual meeting of shareholders and the deadline for submitting shareholder proposals. In addition, the Company included an update to its corporate governance policies and practices.

      Form 8-K, dated September 26, 2002, reporting the issuance of a press release of even date therewith, which press release was captioned, “Callaway Golf Provides Earnings Guidance for Third Quarter and Full Year 2002.”

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY

Bradley J. Holiday
Executive Vice President and
Chief Financial Officer

Date: January 15, 2003

CERTIFICATIONS

      Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer of Callaway Golf Company, as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, and 17 C.F.R. § 240.13a-14.

Certification of Chief Executive Officer

      I, Ronald A. Drapeau, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Callaway Golf Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 15, 2003

/s/ RONALD A. DRAPEAU

Ronald A. Drapeau
Chairman, President and Chief Executive Officer

Certification of Chief Financial Officer

      I, Bradley J. Holiday, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Callaway Golf Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 15, 2003

/s/ BRADLEY J. HOLIDAY

Bradley J. Holiday
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

18.1	Letter re: Change in Accounting Principle dated January 15, 2003 from Deloitte & Touche LLP.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.