Form 10-K
period 2002-12-31
CALLAWAY GOLF CO /CA
filed 2003-03-17
CIK 837465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

      As of June 28, 2002, the aggregate market value of the Registrant’s Common Stock held by nonaffiliates of the Registrant was $1,042,132,671 based on the closing sales price of the Registrant’s Common Stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and the Company’s grantor stock trust without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.

      As of February 28, 2003, the number of shares of the Registrant’s Common Stock outstanding was 75,528,649, and there were no shares of the Registrant’s Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts I and III incorporate certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2003 Annual Meeting of Shareholders, which is scheduled to be held on June 10, 2003. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2002.

      Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Callaway Golf Company,” as well as the Company’s other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

      Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Big Bertha — Big Bertha C4 — Biggest Big Bertha — C4 design — C design — CB1 — CTU 30 — Callaway — Callaway Golf — Callaway Hickory Stick — Chevron Device — Dawn Patrol — Daytripper — Demonstrably Superior and Pleasingly Different — Deuce — DFX — Divine Nine — Dual Force — Ely Would — Enjoy the Game — ERC — ERC II — Ginty — Great Big Bertha — Great Big Bertha II — HX — Hawk Eye — Heavenwood — Little Bertha — Odyssey — RCH — Rossie — Rule 35 — S2H2 — Steelhead — Steelhead Plus — Stronomic — TriForce — TriHot — Tru Bore — Tubular Lattice Network — Tungsten Injected — VFT — Warbird — White Hot — World’s Friendliest — X-12 — X-14 — X-16  — X-SPANN

CALLAWAY GOLF COMPANY

PART I

Item 1.     Business

      Callaway Golf Company (the “Company” or “Callaway Golf”) was incorporated in California in 1982 and reincorporated in Delaware on July 1, 1999. The Company has the following direct wholly-owned operating subsidiaries: Callaway Golf Sales Company, Callaway Golf Europe Ltd., Callaway Golf K.K., Callaway Golf Korea Ltd., Callaway Golf Canada Ltd. and Callaway Golf South Pacific PTY Ltd. During 2000, the Company consolidated its golf ball and golf club operations, and in connection with such consolidation, it merged its wholly-owned subsidiary, Callaway Golf Ball Company, into the Company.

      The Company, together with its subsidiaries, designs, manufactures and sells high quality, innovative golf clubs (drivers, fairway woods, irons, wedges and putters) and golf balls. The Company also sells golf accessories such as golf bags, golf gloves, golf headwear, travel covers and bags, golf towels and golf umbrellas. The Company generally sells its products to golf retailers, directly and through its wholly-owned subsidiaries, and to third party distributors. The Company’s products are sold in the United States and in over 100 countries around the world. The Company’s products are designed for the enjoyment of both amateur and professional golfers. Golfers generally purchase the Company’s products on the basis of performance, ease of use and appearance. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on products such as golf apparel, golf shoes and other golf related products, such as headwear, travel bags, golf towels and umbrellas.

Golf Ball Company

      In 1996, the Company formed Callaway Golf Ball Company for the purpose of designing, manufacturing and selling golf balls. In February 2000, Callaway Golf Ball Company released its first golf ball product, the Rule 35 golf ball. During 2000, the Company’s golf ball operations had net sales of approximately $34.0 million and a loss before income taxes of approximately $45.9 million. This loss was greater than the Company had anticipated. On December 29, 2000, Callaway Golf Ball Company was merged into Callaway Golf Company. During 2001, the Company released its CB1 and CTU 30 golf balls and continued to improve production efficiencies. As a result, in 2001, the Company’s golf ball operations improved with net sales of approximately $54.9 million and a loss before income taxes of approximately $17.9 million. During 2002, the Company released three additional golf ball models with the introduction of the HX, HX 2-Piece and Warbird golf balls. Golf ball net sales for 2002 increased 20% to $66.0 million compared to the $54.9 million generated in 2001. Gross profit margins were flat compared to 2001 and would have experienced some improvement excluding a charge to purchase previously leased manufacturing equipment. As a result of the expanded product line in 2002, and with a reduction in pricing that was implemented in August of 2002, the golf ball operations have experienced an increase in market share. The Company’s competitors, however, have been aggressive in defending their market shares. This has resulted in significant expenses for the Company in both tour and advertising. These expenses, together with the price decreases and the charge associated with the acquisition of the manufacturing equipment, contributed to the $25.6 million operating loss for 2002 versus a loss of $17.9 million in 2001. To date, the Company’s golf ball business has had a significant negative impact on the Company’s cash flows, financial position and results of operations, and unless the Company’s golf ball operations improve, the Company’s cash flows, financial position and results of operations will continue to be negatively affected. The Company is evaluating all available actions to reduce and eliminate the losses in its golf ball business. Some of these actions could result in a write-down of a significant portion of the assets used in the Company’s golf ball operations. For additional risks related to the Company’s golf ball operations, see below, “Certain Factors Affecting Callaway Golf Company.”

Financial Information about Segments and Geographic Areas

      Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 13 to the Consolidated Financial Statements (“Consolidated Financial Statements”) for the year ended December 31, 2002, which note is incorporated herein by this reference and is included as part of “Item 8. Financial Statements and Supplementary Data” to this Form 10-K.

Products

      The Company designs, manufactures and sells premium golf clubs and golf balls and also sells related accessories. The Company designs its products to be technologically-advanced and in this regard invests a considerable amount in research and development each year. The Company’s credo is to develop products that are “demonstrably superior and pleasingly different.” The Company’s products are designed for golfers of all skill levels, both amateur and professional.

      The following table sets forth the contribution to net sales attributable to the principal product groups for the periods indicated.

	Year Ended December 31,

	2002		2001		2000

	(In millions)
Drivers and fairway woods	$310.0	39%	$392.9	48%	$403.0	48%
Irons	243.5	31%	248.9	30%	299.9	36%
Putters	111.5	14%	67.5	8%	55.2	7%
Golf balls	66.0	8%	54.9	7%	34.0	4%
Accessories and other	61.1	8%	52.0	7%	45.5	5%

Net sales	$792.1	100%	$816.2	100%	$837.6	100%

      The Company’s current principal products by product group are described below:

      Drivers and Fairway Woods. As shown in the table above, the Company’s drivers and fairway woods have historically been the product group that has produced the greatest amount of sales for the Company. The Company’s principal models of drivers and fairway woods to be sold in 2003 are as follows:

•	Great Big Bertha II Titanium Drivers and Fairway Woods. Great Big Bertha II Titanium Drivers (including both standard and pro series versions) and Fairway Woods are the Company’s primary titanium metal woods for 2003. The drivers were introduced in late 2002 and the fairway woods were introduced in early 2003 and both are sold at a premium price. The Great Big Bertha II Titanium Drivers conform to the Rules of Golf as published by the United States Golf Association (“USGA”), which stipulate a 0.830 limitation on Coefficient of Restitution (“COR”) in drivers. The Company also offers a higher COR driver intended for use in countries where there are no limitations on COR through 2007 as stipulated by the Rules of Golf set by the Royal & Ancient Golf Club of St. Andrews (“R&A”). This unrestricted version is designated as the Great Big Bertha II+ Titanium Driver and is widely available in international markets while offered on a limited basis in the United States. For further information regarding the Rules of Golf see below, “Certain Factors Affecting Callaway Golf Company — Conformance with the Rules of Golf” and “USGA Action.”

•	Big Bertha Steelhead III Drivers and Fairway Woods. Big Bertha Steelhead III Drivers and Fairway Woods are the Company’s primary stainless steel woods for 2003. The Company first began delivery of significant quantities of this product in early 2002. They were designed to replace the Company’s Big Bertha Steelhead Plus Stainless Steel Drivers and Fairway Woods which were sold during 2000 and 2001. While still premium priced for their category, these are the lowest priced woods in the Company’s current product line. Big Bertha Steelhead III Drivers and Fairway Woods conform to the Rules of Golf everywhere in the world, and are being offered for sale in all markets.

      The Company’s drivers and fairway woods are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers.

      Irons. As shown in the table above, the Company’s irons have historically generated a significant percentage of the Company’s overall sales. All of the Company’s iron models conform with the Rules of Golf as published everywhere in the world. The Company’s principal iron models to be sold in 2003 are as follows:

•	Hawk Eye VFT Tungsten Injected Titanium Irons. Hawk Eye VFT Tungsten Injected Titanium Irons are the Company’s primary titanium irons for 2003, and are the Company’s highest priced irons. They incorporate a large hitting area, a low center of gravity, variable face thickness and are made of cast titanium with a proprietary “tungsten weight matrix” to improve performance. They were sold in 2002 and the latter part of 2001 as well.

•	Steelhead X-16 Stainless Steel Irons. Steelhead X-16 Stainless Steel Irons, including the Steelhead X-16 Pro Series line, are the Company’s newest irons, introduced in January 2003. The Steelhead X-16 Stainless Steel Irons utilize a proprietary “notch” weighting design which pushes more weight out to the heel and toe areas of the clubhead to improve forgiveness on off-center hits. They are made of cast stainless steel and are priced at a premium level for irons made from this material.

•	Big Bertha Irons. Big Bertha Irons, like the Steelhead X-16 Stainless Steel Irons, are made of cast stainless steel. The Company first began delivery of significant quantities of these irons in 2002. While they are a premium priced stainless steel iron, they are priced slightly below the Steelhead X-16 Stainless Steel Irons. They incorporate a unique design with a wide constant width sole that maximizes performance for most golfers.

      The Company’s irons are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers.

      Putters. As shown in the table above, sales of the Company’s putters have experienced significant growth and now account for 14% of the Company’s overall sales. The Company primarily sells Odyssey branded putters, including the TriHot, White Hot and Dual Force Putters. The putters sold in 2003 will include putters that were not sold in 2002, including the White Hot 2-Ball Center-Shafted Putter and a new line of DFX Putters. According to Golf Datatech, sales of Odyssey putters in 2002 accounted for almost 50% of all revenue generated from putters sold in the United States. The Company’s putters are available in a variety of styles and shafts to accommodate the preferences and skill levels of all golfers.

      Golf Balls. The Company began selling golf balls in 2000 when it released its Rule 35 golf balls. All of the Company’s golf ball lines are offered in a “Red” (“more distance”) and a “Blue” (“more spin”) version with the exception of the Warbird golf ball line. The Company’s principal golf ball models to be sold in 2003 are as follows:

•	HX Golf Balls. HX Golf Balls are three-piece golf balls that incorporate a solid core, an ionomer boundary layer, and a very thin, cast, thermoset urethane cover. The surface geometry of the cover incorporates a unique Tubular Lattice Network (i.e., a series of hexagons and pentagons separated by tubular ridges) rather than a traditional dimple design. The Company first began delivery of significant quantities of these golf balls in 2002. HX Golf Balls are the Company’s highest priced golf balls.

•	CTU 30 Golf Balls. CTU 30 Golf Balls are also three-piece golf balls incorporating a solid core, an ionomer boundary layer, and a very thin, cast, thermoset urethane cover. Unlike the HX Golf Balls, the CTU 30 Golf Balls incorporate a traditional dimple pattern. The CTU 30 Golf Balls were designed to replace the Rule 35 Golf Balls, which they did in late 2001. CTU 30 Golf Balls are sold at a premium price that is below that for the HX Golf Balls, but above that for the Company’s two-piece golf ball product lines which include the HX 2-Piece, CB1 and Warbird golf ball lines.

•	HX 2-Piece Golf Balls. HX 2-Piece Golf Balls are two-piece golf balls that incorporate a solid core and an ionomer cover. Similar to the HX Golf Balls discussed above, the surface geometry of the cover incorporates a unique Tubular Lattice Network rather than a traditional dimple design. These golf balls were introduced in mid- 2002. HX 2-Piece Golf Balls are the Company’s highest priced two-piece golf balls.

•	CB1 Golf Balls. CB1 Golf Balls are also two-piece golf balls that incorporate a solid core and an ionomer cover. CB1 Golf Balls incorporate a traditional dimple pattern. These golf balls were introduced in 2001.

•	Warbird Golf Balls. Warbird Golf Balls are two-piece golf balls that incorporate a solid core and an ionomer cover. The ionomer cover incorporates a traditional dimple pattern like that of the CB1 Golf Balls. However, the thickness of the cover exceeds that of the CB1 Golf Balls providing increased durability. In addition, the Warbird Golf Balls have the highest core compression of any of the golf balls in the Company’s golf ball product line. These golf balls were introduced in the third quarter of 2002 and represent the Company’s lowest priced golf ball which is focused on the value segment of the golf ball market.

      Accessories and Other. As shown in the table above, the Accessories and Other product group makes a significant contribution to the Company’s overall sales. Most of the sales from this product group are from sales of wedges and accessories, including golf bags.

•	Wedges. In mid-2002, the Company introduced Callaway Golf Forged Wedges. Each Callaway Golf Forged Wedge is forged from 1020 carbon steel, is offered in two distinct finishes, Chrome or Vintage, and is available in a variety of lofts.

•	Accessories. The Company also sells golf-related accessories such as golf bags, golf gloves, golf headwear, travel covers and bags, golf towels and golf umbrellas.

      All of the Company’s golf clubs and golf balls described above are believed to conform to the Rules of Golf as published by the USGA and the R&A, except for the Company’s Great Big Bertha II+ Titanium Drivers. This product does not conform to the Rules of Golf as published by the USGA because it exceeds the 0.830 COR limitation adopted by the USGA. Great Big Bertha II+ Titanium Drivers are intended for use in countries where there are no limitations on COR through 2007 as stipulated by the Rules of Golf set by the R&A. The Company offers the Great Big Bertha II+ Titanium Drivers to consumers in the United States on a limited basis. For further discussion of the Company’s conformance with the Rules of Golf, see below, “Certain Factors Affecting Callaway Golf Company — Conformance with the Rules of Golf” and “USGA Action.”

Product Design and Development

      Product design at Callaway Golf is a result of the integrated efforts of its product management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created an environment in which new ideas are valued and explored. In 2002, 2001 and 2000, the Company expended on research and development $32.2 million, $32.7 million and $34.6 million, respectively. The Company intends to continue to invest substantial amounts in its research and development activities in 2003 and beyond in connection with its development of new golf club and golf ball products.

      Callaway Golf has the ability to create and modify golf club designs by using computer aided design (“CAD”) software, computer aided manufacturing (“CAM”) software and computer numerical control (“CNC”) milling equipment. CAD software enables designers to develop computer models of new clubhead and shaft designs. CAM software is then used by engineers to translate the digital output from CAD computer models so that physical prototypes can be produced. Through the use of this technology, Callaway Golf has been able to accelerate the design, development and testing of new golf clubs. In addition, the Company’s sophisticated CAD/CAM design, tooling, ball prototyping and indoor testing equipment, together with the Company’s predictive computer modeling capability, allows it to develop and test prototype golf balls in a relatively short cycle time. Additionally, the Company utilizes a variety of testing equipment and computer software, including an “Iron Byron” robot, launch monitors, a proprietary virtual test center, a proprietary performance analysis system, an indoor test range and other destructive and non-destructive methods.

Sales and Marketing

Sales in the United States

      Approximately 55%, 54% and 54% of the Company’s net sales were derived from sales for distribution within the United States in 2002, 2001 and 2000, respectively. The Company targets both on- and off-course golf retailers who sell professional quality golf products and provide a level of customer service appropriate for the sale of such products. No one customer that distributes golf clubs or balls in the United States accounted for more than 4% of the Company’s revenues in 2002, 2001 or 2000.

      The Company’s golf club, golf ball and accessory sales in the United States are made and supported by full-time regional field representatives and in-house sales and customer service representatives. Each geographic region is covered by both a field representative and an in-house representative who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits. The Company believes that this tandem approach of utilizing field representatives and in-house representatives provides the Company a competitive advantage.

      In addition, the sales representatives call on corporate customers who want their corporate logo placed on the Company’s golf balls, putters or golf bags. The Company imprints the logos on its golf balls, putters and golf bags in the same facility in which it manufactures them, thereby retaining control over the quality of the process and final product. The Company also pays an agency fee to certain on- and off-course professionals and retailers with whom it has a relationship for corporate sales that originate through such professionals and retailers.

      The Company also has a separate team of manufacturing and customer service representatives that focus on the Company’s custom club sales. Custom club sales are generated primarily from a club fitting experience designed by the Company for golfers of all abilities. These club fitting experiences produce the golfer’s custom specifications that facilitate the selection of Callaway Golf club model, loft, shaft type, flex, length, lie, and grip size. Club fittings are performed by golf professionals that are specifically trained to utilize the Company’s proprietary club fitting software. The Company believes that offering golfers the opportunity to gain knowledge of custom club specifications increases sales and promotes brand loyalty.

      The Company maintains various sales programs from time to time including a Preferred Retailer Program which offers longer payment terms, as well as potential rebates and discounts, for retailers who participate in the program in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training.

Sales Outside of the United States

      Approximately 45%, 46% and 46% of the Company’s net sales were derived from sales for distribution outside of the United States in 2002, 2001 and 2000, respectively. The Company does business (either directly or through its subsidiaries and distributors) in more than 100 countries around the world. The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will be an element in the future growth and success of the Company. The majority of the Company’s international sales were made through its foreign subsidiaries and the remainder through third party distributors.

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

      In addition to sales through its subsidiaries, the Company also has third party distribution arrangements covering sales of the Company’s products in 65 foreign countries, including Singapore, Hong Kong, Taiwan, China, the Philippines, South Africa and various countries in South America. Prices of golf clubs and balls for sales by distributors outside of the United States generally reflect an export pricing discount to compensate international distributors for selling and distribution costs. A change in the Company’s relationship with significant distributors could negatively impact the volume of the Company’s international sales.

      The Company’s sales programs in its international markets are specifically tailored for each local market. Some of the sales programs utilized in the local markets include the custom club fitting experiences and the Preferred Retailer Program or variations of it employed in the United States as described above.

      Conducting business outside of the United States subjects the Company to increased risks inherent in international business. See below, “Certain Factors Affecting Callaway Golf Company — Foreign Currency Risks and — International Risks.”

Advertising and Promotion

      Within the United States, the Company has focused its advertising efforts mainly on a combination of television commercials primarily during golf telecasts and printed advertisements in national magazines, such as Golf Digest, Golf Magazine, Golf World, Golfweek and Sports Illustrated’s Golf Plus. Advertising of the Company’s products outside of the United States is generally handled by the Company’s subsidiaries (in coordination with U.S. direction).

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

Competition

      The golf club markets in which the Company does business are highly competitive, and are served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. For example, in 2002, Nike began marketing and selling golf clubs that compete with the Company’s products, and several manufacturers in Japan have announced plans to expand their businesses in the United States. With respect to metal woods and irons, the Company’s major domestic competitors are Taylor Made, Titleist, Cobra, Cleveland and Ping. For putters, the Company’s major domestic competitors are Ping and Titleist. The Company believes that it is the leader, or one of the leaders, in every golf club market in which it competes.

      The premium golf ball business is also highly competitive, and may be becoming even more competitive. There are a number of well-established and well-financed competitors, including Titleist, Nike, Spalding, Sumitomo Rubber Industries (Srixon), Bridgestone (Precept), MaxFli (now Taylor Made) and others. These competitors have established market share in the golf ball business, with Titleist having an estimated market share in excess of 50% of the premium golf ball business in the United States.

      For both golf clubs and golf balls, the Company generally competes on the basis of technology, quality, performance, customer service and price. For risks relating to competition, see below, “Certain Factors Affecting Callaway Golf — Competition.”

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

Intellectual Property

      The Company is the owner of over 1,900 U.S. and foreign trademark registrations and over 600 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress, and other statutory and common laws. The Company’s intellectual property rights are very important to the Company and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces it rights through litigation against those who are infringing the Company’s rights.

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

Licensing

      In support of its golf club, golf ball and accessories businesses, the Company endeavors to enhance the value of the Callaway Golf brand and its other trademarks and service marks through the licensing of such marks in exchange for a royalty fee. The Company’s licensing activities not only provide royalties but also are a valuable source of advertising and goodwill.

      In 2001, the Company and Nordstrom, Inc. mutually terminated their prior licensing arrangement, which included men’s and women’s golf apparel, men’s footwear and sun and skin care products. Also in 2001, the Company entered into an exclusive licensing arrangement with Ashworth, Inc. for the creation of a complete line of men’s and women’s apparel for distribution in the United States, Canada, Europe, Australia, New Zealand and South Africa. In addition, the Company also entered into a long-term licensing agreement with Sanei International Co., Ltd. to create and sell Callaway Golf apparel in Japan. The Company’s golf apparel products were available at retail beginning in 2002. The first full year for which the Company will receive royalty revenue under these licensing arrangements is 2003.

      In 2002, the Company extended its apparel licensing arrangement within the Asian markets by entering into another long-term licensing agreement with Sanei International Co., Ltd. to create and sell Callaway Golf apparel in South Korea beginning in 2003. Also in 2002, the Company entered into an exclusive licensing arrangement with Tour Golf Group, Inc. for the creation of a golf footwear collection for initial distribution in the United States and Canada beginning in March 2003 and entered into an exclusive licensing arrangement with TRG Accessories, LLC for the creation of a collection consisting of luggage, personal leather products and skin protection products for distribution in the United States, Canada, Europe and Asia beginning in late 2003.

Employees

      As of December 31, 2002, the Company and its subsidiaries had approximately 2,300 full-time employees, including approximately 625 employed in sales and marketing, approximately 150 employed in research and development and product engineering and approximately 1,200 employed in production. The remaining full-time employees are administrative and support staff.

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

Access to SEC Filings through Company Website

      Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investor Relations section of the Company’s website at www.callawaygolf.com. These reports can be accessed free of charge from the Company’s website as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Commission.

Additional Factors Affecting the Company’s Business

      The financial statements contained in this report and the related discussion describe and analyze the Company’s financial performance and condition for the periods indicated. For the most part, this information is historical. The Company’s prior results are not necessarily indicative of the Company’s future performance or financial condition. The Company therefore has included in this report at Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Callaway Golf Company” a discussion of certain factors which could affect the Company’s future performance or financial condition. These factors could cause the Company’s future performance or financial condition to differ materially from its prior performance or financial condition or from management’s expectations or estimates of the Company’s future performance or financial condition. These factors, among others, should be considered in assessing the Company’s future prospects and prior to making an investment decision with respect to the Company’s stock.

Item 2.     Properties

      The Company and its subsidiaries conduct operations in both owned and leased properties, located primarily near the Company’s headquarters in Carlsbad, California. The eight buildings utilized in the Company’s Carlsbad operations include corporate offices, manufacturing, research and development, warehousing and distribution facilities, and comprise approximately 735,000 square feet of space. Seven of these properties, representing approximately 585,000 square feet of space, are owned by the Company; an additional property, representing approximately 150,000 square feet of space, is leased. In addition, the Company and its subsidiaries conduct certain international operations outside of the United States, including locations in the United Kingdom, Canada, Japan, Australia and Korea, in leased facilities comprising in the aggregate approximately 205,000 square feet. The Company’s operations at each of these properties are used to some extent for both the golf club and golf ball businesses. The Company believes that its facilities currently are adequate to meet its requirements.

Item 3.     Legal Proceedings

      The Company, incident to its business activities, is often the plaintiff in legal proceedings, both in the United States and abroad, in various stages of development. In conjunction with the Company’s program of enforcing its proprietary rights, the Company has initiated or may initiate actions against alleged infringers under the intellectual property laws of various countries, including, for example, the U.S. Lanham Act, the U.S. Patent Act, and other pertinent laws. Defendants in these actions may, among other things, contest the validity and/or the enforceability of some of the Company’s patents and/or trademarks. Others may assert counterclaims against the Company. Historically, these matters individually and in the aggregate have not had a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company or some other loss to the Company. One or more of these results could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace.

      In addition, the Company from time to time receives information claiming that products sold by the Company infringe or may infringe patent or other intellectual property rights of third parties. It is possible that one or more claims of potential infringement could lead to litigation, the need to obtain licenses, the need to alter a product to avoid infringement, a settlement or judgment, or some other action or loss by the Company.

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

      On November 4, 2002, Callaway Golf Sales Company was served with a complaint filed in the District Court of Sedgwick County, Kansas, Case No. 0203607, seeking to assert an alleged class action on behalf of Kansas consumers who purchased select Callaway Golf products covered by the New Product Introduction Policy. Callaway Golf Company is also named in the Kansas case. The plaintiff in the Kansas case seeks damages and restitution for the alleged class under Kansas law.

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”), for infringement of a golf ball aerodynamics patent owned by the Company. On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that former MaxFli employees hired by the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages, punitive damages and attorneys’ fees; a declaratory judgment; and injunctive relief. Both parties have amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. The parties are engaged in fact and expert discovery. MaxFli submitted a report from its damages expert asserting that MaxFli is entitled to at least $18.5 million in compensatory damages from the Company. MaxFli has informed the Company that it may seek leave to amend its damages expert report to increase the damages that MaxFli will seek at trial. The Company has submitted its own expert report seeking damages of $6.3 million for patent infringement and false advertising. The Company anticipates that each party will challenge the methodology and conclusions in the expert damages reports of the other. The trial date has been scheduled for February 23, 2004. An unfavorable resolution of MaxFli’s counterclaim could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co., and certain principals of the Perfect Putter Co. Plaintiffs have sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs allege that the Company misappropriated certain alleged trade secrets of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorneys fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, Callaway Golf removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. The plaintiffs have moved in the federal court for an order remanding the case to state court; that motion is pending. No discovery has occurred.

      The Company’s Korean subsidiary, Callaway Golf Korea Ltd., inadvertently failed to make a filing for the 1998-2000 fiscal years under the Korean Foreign Exchange Transaction Regulation, which requires disclosure of intercompany transfers received by Callaway Golf Korea from the Company for warranty claims. Failure to make this filing can result in potential criminal penalties for the responsible employee and Callaway Golf Korea. The Company learned about the error in the course of a routine audit by Korean customs authorities. Upon learning of the filing requirement, the required disclosures were made by Callaway Golf Korea for 2001 and 2002, but could not be made retroactively for 1998-2000. The Company’s outside tax advisor advised the Company in late October 2002 that Korean Customs authority procedures require that the matter be referred to Korean prosecutors for review. No action has been filed at this time. The Company believes that if an action is brought and penalties are assessed, they will be immaterial in amount.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of December 31, 2002. Except as discussed above with regard to the MaxFli litigation, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations or cash flows, or financial position.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Registrant

      Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held

Ronald A. Drapeau	56	Chairman, President and Chief Executive Officer
Richard C. Helmstetter	61	Senior Executive Vice President, Chief of New Products
Steven C. McCracken	52	Senior Executive Vice President, Chief Legal Officer and Secretary
Bradley J. Holiday	49	Executive Vice President and Chief Financial Officer
Patrice Hutin	49	Executive Vice President, Global Sales and Advertising
Robert A. Penicka	40	Executive Vice President, Manufacturing
Ian B. Rowden	43	Executive Vice President

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

      Patrice Hutin, is Executive Vice President, Global Sales and Advertising of the Company and has served in such capacity since the fourth quarter of 2002. Previously, he had been the Managing Director of Callaway Golf Europe, Ltd. and joined the Company in February 2000. Prior to that time he had served as a consultant to the Company for almost two years. Prior to working with the Company, Mr. Hutin served as President of Cleveland Golf for six years from 1990 until 1996. Mr. Hutin also served as President of Taylor Made for two years from 1985 until 1987. Mr. Hutin graduated from the University of Rennes with Maitrise de sciences de Gestion (MBA Equivalent) after earning his bachelors degree in Mathematics and Science.

      Robert A. Penicka, is Executive Vice President, Manufacturing of the Company and has served in such capacity since June 2001. Prior to becoming Executive Vice President, Manufacturing, Mr. Penicka served as Senior Vice President, Golf Ball Manufacturing from May 2000 until June 2001. He previously held the positions of Senior Vice President of Golf Club Manufacturing and Vice President of Manufacturing Technology. Mr. Penicka joined Callaway Golf in 1997 when the Company acquired Odyssey Golf. At Odyssey Golf, Mr. Penicka served as Vice President of Manufacturing, based in Chicago. Prior to entering the golf business, he spent eight years with General Electric Company and six years at Harman International Industries in Indianapolis as Vice President of Manufacturing for its automotive OEM business. Mr. Penicka graduated with a degree in Chemical Engineering from The Ohio State University in 1984.

      Ian B. Rowden, is Executive Vice President of the Company. He has served in such capacity since October 2000. Prior to joining Callaway Golf, Mr. Rowden served as Vice President and Director of Worldwide Advertising for The Coca-Cola Company in Atlanta, Georgia. Prior to moving to Atlanta with Coca-Cola in 1996, Mr. Rowden served as Vice President of Marketing for Coca-Cola’s China Division in Hong Kong from 1993 to 1995. He began his career with The Coca-Cola Company in Australia in the early 1980s, holding various sales and marketing positions. Mr. Rowden left Coca-Cola in 1988 to serve as General Manager, Marketing of the Power Brewing Company in Brisbane and later became a director and managing partner of DDB Needham, Sydney. He returned to Coca-Cola in 1992 as Vice President of Marketing for the Company’s South Pacific Region based in Sydney, Australia.

      Information with respect to the Company’s employment agreements with Messrs. Drapeau, Helmstetter, McCracken, Holiday and Penicka is contained in the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers — Employment Agreements and Termination of Employment Arrangements,” to be filed with the Commission within 120 days after the end of fiscal 2002 (April 30, 2003) pursuant to Regulation 14A, which information is incorporated herein by this reference. In addition, the Company currently has employment agreements with Messrs. Hutin and Rowden, which are included as exhibits to this report.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its Common Stock is “ELY.” As of March 11, 2003, the approximate number of holders of record of the Company’s Common Stock was 9,000. The following table sets forth the range of high and low per share sales prices of the Company’s Common Stock and per share dividends for the periods indicated.

	Year Ended December 31,

	2002			2001

Period:	High	Low	Dividend	High	Low	Dividend

First Quarter	$20.40	$16.51	$0.07	$27.01	$17.25	$0.07
Second Quarter	$20.37	$15.55	$0.07	$26.34	$14.60	$0.07
Third Quarter	$16.10	$10.09	$0.07	$18.12	$12.21	$0.07
Fourth Quarter	$13.60	$9.55	$0.07	$19.83	$12.87	$0.07

      Securities Authorized for Issuance Under Equity Compensation Plans. Information about the Company’s equity compensation plans at December 31, 2002 is as follows:

Equity Compensation Plan Information

	Number of Shares		Number of Shares
	to be Issued Upon	Weighted Average	Remaining
	Exercise of	Exercise Price of	Available for
	Outstanding Options	Outstanding Options	Future Issuance(1)

	(In thousands, except per share amounts)
Equity Compensation Plans Approved by Shareholders(2)	6,654	$20.35	3,149 (3)
Equity Compensation Plans Not Approved by Shareholders(4)	8,282	$20.07	2,464

Total	14,936		5,613

(1)	Excludes number of shares to be issued upon exercise of outstanding options.

(2)	Consists of the following plans: 1991 Stock Incentive Plan, 1996 Stock Option Plan, 1998 Stock Incentive Plan, Non-Employee Directors Stock Option Plan, 2001 Non-Employee Directors Stock Option Plan and 1999 Employee Stock Purchase Plan.

(3)	Includes 835,000 shares reserved for issuance under the 1999 Employee Stock Purchase Plan.

(4)	Consists of the following plans: 1995 Employee Stock Incentive Plan, Key Officer Plans and Promotion, Marketing and Endorsement Stock Incentive Plan. No shares are available for grant under the Key Officer Plans as of December 31, 2002. The Promotion, Marketing and Endorsement Stock Incentive Plan expired in January 2003 and, therefore, 812,000 options are no longer available for future issuance. See “— Notes to Consolidated Financial Statements, Note 9 — Stock, Stock Options and Rights.”

1995 Employee Stock Incentive Plan. The Company’s 1995 Employee Stock Incentive Plan has not been approved by the Company’s shareholders. The Company’s directors, and officers who are subject to Section 16 of the Securities Exchange Act of 1934, are not eligible to receive awards under this plan. The purpose of this plan is to provide for grants of stock options and other stock-based incentive awards to a broad class of employees of the Company and its subsidiaries, thereby helping to retain and motivate such employees and to align their interests with those of the Company’s shareholders. The plan permits the award of stock options, restricted stock, stock bonuses, performance shares, performance units, stock appreciation rights, phantom stock and other stock-based awards. The terms of the awards, including vesting, pricing and termination, are set by the Board of Directors or a committee appointed by the Board from time to time. Although, awards under this plan may be made at less than the fair market value of the Company’s Common Stock on the date of grant, the Company’s practice has been to grant stock options at exercise prices equal to the fair market value of the Company’s Common Stock on the date of grant. Any awards that are granted but which are subsequently cancelled, forfeited or that expire may be reissued under the plan. The plan is scheduled to expire in December 2005. For additional information, see “Notes to Consolidated Financial Statements, Note 9 — Stock, Stock Options and Rights.”

Item 6.     Selected Financial Data

      The following statements of operations data and balance sheet data for the five years ended December 31, 2002 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2002 and 2001 and the related consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2002 and notes thereto appear elsewhere in this report. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this report.

	Year Ended December 31,

	2002(1)	2001(2)	2000(3)	1999	1998

	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$792,064	$816,163	$837,627	$719,038	$703,060
Cost of sales	393,068	411,585	440,119	384,265	410,341

Gross profit	398,996	404,578	397,508	334,773	292,719
Selling, general and administrative expenses	256,733	259,364	240,874	221,043	241,775
Research and development expenses	32,182	32,697	34,579	34,002	36,848
Restructuring (credits) expenses	—	—	—	(5,894)	54,235
Sumitomo transition expenses	—	—	—	5,713	—

Income (loss) from operations	110,081	112,517	122,055	79,909	(40,139)
Interest and other income, net	3,250	7,149	8,791	9,182	3,911
Interest expense	(1,660)	(1,552)	(1,524)	(3,594)	(2,671)
Unrealized energy derivative losses	—	(19,922)	—	—	—

Income (loss) before income taxes and cumulative effect of accounting change	111,671	98,192	129,322	85,497	(38,899)
Income tax provision (benefit)	42,225	39,817	47,366	30,175	(12,335)

Income (loss) before cumulative effect of accounting change	69,446	58,375	81,956	55,322	(26,564)
Cumulative effect of accounting change	—	—	(957)	—	—

Net income (loss)	$69,446	$58,375	$80,999	$55,322	$(26,564)

Earnings (loss) per common share:
Basic
Income (loss) before cumulative effect of accounting change	$1.04	$0.84	$1.17	$0.79	$(0.38)
Cumulative effect of accounting change	—	—	(0.01)	—	—

Net income (loss)	$1.04	$0.84	$1.16	$0.79	$(0.38)

Diluted
Income (loss) before cumulative effect of accounting change	$1.03	$0.82	$1.14	$0.78	$(0.38)
Cumulative effect of accounting change	—	—	(0.01)	—	—

Net income (loss)	$1.03	$0.82	$1.13	$0.78	$(0.38)

Dividends paid per share	$0.28	$0.28	$0.28	$0.28	$0.28

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$108,452	$84,263	$102,596	$112,602	$45,618
Marketable securities	$—	$6,422	$—	$—	$—
Working capital	$259,866	$252,817	$233,163	$205,198	$139,598
Total assets	$679,845	$647,602	$630,934	$616,783	$655,827
Long-term liabilities	$27,297	$31,379	$9,884	$11,575	$18,723
Total shareholders’ equity	$543,387	$514,349	$511,744	$499,934	$453,096

(1)	For 2002, the Company’s gross profit, net income and earnings per common share include the effect of the change in accounting estimate for the Company’s warranty accrual. During the third quarter of 2002, the Company reduced its warranty reserve by approximately $17.0 million, pre-tax (see Note 3 to the Consolidated Financial Statements).

(2)	For 2001, the Company’s net income and earnings per common share include the recognition of unrealized energy contract losses due to changes in the estimated fair value of the energy contract based on market rates. During the second and third quarters of 2001, the Company recorded $6.4 million and $7.8 million, respectively, of after-tax unrealized losses. During the fourth quarter of 2001, the Company terminated the energy contract. As a result, the Company will continue to reflect the derivative valuation account on its balance sheet with no future valuation adjustments for changes in market rates, subject to periodic review (see Notes 7 and 12 to the Consolidated Financial Statements).

(3)	The Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) in the fourth quarter of 2000 with an effective date of January 1, 2000. As a result of the adoption of SAB No. 101, the Company recognized a cumulative effect adjustment of $1.0 million in the Consolidated Statement of Operations for the year ended December 31, 2000 to reflect the change in the Company’s revenue recognition policy from shipping point to the time both legal and practical risk of loss transfers to the customer (see Note 2 to the Consolidated Financial Statements).

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the “Important Notice to Investors” that appear elsewhere in this report.

Critical Accounting Policies and Estimates

      The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.

      Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

Revenue Recognition

      Sales are recognized when both title and risk of loss transfer to the customer. Sales are recorded net of an allowance for sales returns and sales programs. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell through of products. The Company also records estimated reductions to revenue for sales programs such as customer sales programs and incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs. If the actual costs of sales returns and sales programs significantly exceed the recorded estimated allowance, the Company’s sales would be significantly adversely affected.

Allowance for Doubtful Accounts

      The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected.

Inventories

      Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management’s understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company’s cost of sales, gross profit and net income would be significantly adversely affected.

Long-Lived Assets

      In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, goodwill and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments are recognized in operating earnings. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment, and global economy, could significantly impact management’s decision to retain, dispose of, or idle certain of its long-lived assets.

Warranty

      The Company has a stated two-year warranty policy for its golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. If the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company’s cost of sales, gross profit and net income would be significantly adversely affected. See below, “Change in Accounting Estimate.”

Income Taxes

      Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Change in Accounting Estimate

      As discussed above, the Company has a stated two-year warranty policy for its golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period. Prior to the third quarter of 2002, the Company’s method of estimating both its implicit and explicit warranty obligation was to utilize data and information based on the cumulative failure rate by product after taking into consideration specific risks the Company believes existed at the time the financial statements were prepared. These additional risks included product-specific risks, such as the introduction of products with new technology or materials that would be more susceptible to failure or breakage, and other business risks, such as increased warranty liability as a result of acquisitions. In many cases, additions to the warranty reserve for new product introductions have been based on management’s judgment of possible future claims derived from the limited product failure data that was available at the time.

      Beginning in the second quarter of 2001, the Company began to compile data that illustrated the timing of warranty claims in relation to product life cycles. In the third quarter of 2002, the Company determined it had gathered sufficient data and concluded it should enhance its warranty accrual estimation methodology to utilize the additional data. The analysis of the data, in management’s judgment, provided management with more insight into timing of claims and demonstrated that some product failures are more likely to occur early in a product’s life cycle while other product failures occur in a more linear fashion over the product’s life cycle. As a result of its analysis of the recently collected additional information, the Company believes it has gained better insight and improved judgment to more accurately project the ultimate failure rates of its products. As a result of this refinement in its methodology, the Company concluded that it should change its methodology of estimating warranty accruals and reduce its warranty reserve by approximately $17.0 million. The $17.0 million reduction is recorded in cost of sales and favorably impacted gross profit as a percentage of net sales by 2 percentage points for the year ended December 31, 2002. The change in methodology has been accounted for as a change in accounting principle inseparable from a change in estimate.

      The following summarizes what net income and earnings per share would have been had the warranty reserve adjustment, adjusted for taxes, been excluded from reported results:

Year Ended
December 31,
2002

(In millions,
except per
share amounts)
Reported net income	$69.4
Non-cash warranty reserve adjustment, net of tax	(10.5)

Adjusted net income	$58.9

Basic earnings per share:
Reported net income	$1.04
Non-cash warranty reserve adjustment, net of tax	(0.16)

Adjusted basic earnings per share	$0.88

Diluted earnings per share:
Reported net income	$1.03
Non-cash warranty reserve adjustment, net of tax	(0.16)

Adjusted diluted earnings per share	$0.87

      The above adjusted net income and earnings per share information has not been prepared in accordance with accounting principles generally accepted in the United States. This information is being provided as additional information for interested readers and is not intended to be in lieu of the Company’s reported results which were prepared in accordance with accounting principles generally accepted in the United States and which are discussed elsewhere in this report. The Company’s management believes that this pro forma information is useful because it believes the adjusted results more accurately reflect the performance of the Company’s operations. The warranty reserve adjustment is a non-cash accounting adjustment. The magnitude of the adjustment is unusual for the Company and management does not believe that it is reasonably likely that a similar adjustment of this magnitude will be made within at least the next two fiscal years.

      See below for a further discussion of the effect on the Company’s net income of the warranty reserve reduction as well as the non-cash energy derivative charge recorded in 2001.

Recent Accounting Pronouncements

      Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2002, which note is incorporated herein by this reference.

Results of Operations

Years Ended December 31, 2002 and 2001

      Net sales decreased 3% to $792.1 million for the year ended December 31, 2002 as compared to $816.2 million for the year ended December 31, 2001. The overall decrease in net sales is primarily due to a decrease in sales of woods, which decreased $82.9 million (21%), combined with a slight decrease in iron sales, which decreased $5.4 million (2%), in 2002 as compared to 2001. The decrease in wood and iron sales was partially offset by a $44.0 million (65%) increase in sales of putters, a $11.1 million (20%) increase in sales of golf balls, and a $9.1 million (18%) increase in sales of accessories and other products as compared to 2001. The decrease in net sales of woods was expected due to the Company’s natural product life cycles with higher priced titanium metal woods being in their second year after introduction. The weakening of the U.S. dollar in relation to other foreign currencies during 2002 had only a nominal favorable impact on net sales. As compared to 2001, the strengthening of foreign currency exchange rates favorably impacted net sales for 2002 by approximately $1.1 million, as measured by applying 2001 exchange rates to 2002 net sales.

      The Company believes that its overall net sales during 2002 were negatively affected by adverse economic conditions and continued economic uncertainty, particularly in the United States, Japan and other parts of Asia. Many people in the United States have lost a substantial amount of wealth in the stock market, including some who have lost all or substantially all of their retirement savings in connection with companies that have recently failed. There also have been announcements by companies of significant reductions in workforce and more are possible. This economic uncertainty has resulted in a substantial decline in consumer confidence. These adverse economic conditions and decline in consumer confidence have resulted in a significant reduction in consumer spending on discretionary goods, including the Company’s products. The Company also believes that the USGA’s reversal of its position regarding the allowance of high COR drivers (see below “USGA Action”) has resulted in confusion among consumers in the United States, causing them to postpone or even forgo the purchase of new equipment. The Company’s net sales, primarily in the first half of 2002, were also adversely affected by competitive pressures in many of the Company’s principal markets and particularly in the United States and Japan. These competitive pressures included the substantial discounting of competitors’ current products and close-outs of products that were previously commercially successful, as well as significant retailer support programs. In addition, the Company believes that its net sales for 2002 were negatively affected by a decrease in rounds played. Golf Datatech has reported that rounds played in the United States declined 2.9% in 2002, as compared to 2001. Finally, the Company’s premium new wood product for 2002, the Big Bertha C4 Driver, was not well accepted by golfers, resulting in sales that were insufficient to compensate for sales declines in older products.

      Net sales information by product category is summarized as follows:

	For the Years
	Ended
	December 31,		Growth/(Decline)

	2002	2001	Dollars	Percent

	(In millions)
Net Sales:
Driver and fairway woods	$310.0	$392.9	$(82.9)	(21)%
Irons	243.5	248.9	(5.4)	(2)%
Putters	111.5	67.5	44.0	65%
Golf balls	66.0	54.9	11.1	20%
Accessories and other	61.1	52.0	9.1	18%

	$792.1	$816.2	$(24.1)	(3)%

      The $82.9 million (21%) decrease in net sales of woods to $310.0 million represents a decrease in both unit and dollar sales. This decrease was primarily attributable to a decline in sales of Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and ERC II Forged Titanium Drivers. A decline was expected as the Company’s products generally sell better in their first year after introduction and 2002 was the second year in the life cycle for these products. This decrease was also attributable to a decline in sales of Big Bertha Steelhead Plus Drivers and Fairway Woods which were introduced in December 1999. These declines were partially offset by the sales generated from the January 2002 introduction of Big Bertha Steelhead III Woods, the February 2002 introduction of Big Bertha C4 Drivers, and the September 2002 introduction of the Great Big Bertha II Titanium Drivers and Fairway Woods.

      The $5.4 million (2%) decrease in net sales of irons to $243.5 million represents a decrease in dollar sales and a slight increase in unit sales. The dollar sales decline was due primarily to the decline in sales of Steelhead X-14 Irons, which were in their third year of sales, and Hawkeye Irons, which were the predecessors to the Hawk Eye VFT Irons. These decreases were substantially offset by the sales growth generated from the January 2002 launch of Big Bertha Irons. Sales of the Hawk Eye VFT Irons, which were launched in August 2001, generated modest sales growth in 2002 compared to 2001.

      The $44.0 million (65%) increase in sales of putters is primarily attributable to increased sales of the Company’s Odyssey putters resulting from the January 2002 introduction of the Odyssey White Hot 2-Ball Putter.

      The $11.1 million (20%) increase in net sales of golf balls to $66.0 million represents an increase in both unit and dollar sales. The golf ball growth is largely attributable to the expansion of the Company’s golf ball product line offering to five models from only two during the majority of the prior year. This expanded product line resulted in a higher average selling price as compared to 2001, even after taking into account the August 2002 price reduction. The Company initially launched the CTU 30 golf ball in November 2001, the HX golf ball in March 2002, the HX 2-Piece golf ball in May 2002, and the Warbird golf ball in August 2002. Net sales for 2001 included sales generated primarily from the CB1 golf ball and Rule 35 golf ball. The CTU 30 golf ball contributed modestly to 2001 net sales due to its introduction in the latter part of 2001 and is the successor ball to the Rule 35 golf ball.

      The $9.1 million (18%) increase in sales of accessories and other products is primarily attributable to increased sales resulting from the February 2002 launch of Callaway Golf gloves and the August 2002 launch of the Callaway Golf Forged Wedges.

      Net sales information by region is summarized as follows:

	For the Years
	Ended
	December 31,		Growth/(Decline)

	2002	2001	Dollars	Percent

	(In millions)
Net Sales:
United States	$438.7	$444.1	$(5.4)	(1)%
Europe	136.9	118.4	18.5	16%
Japan	102.6	130.7	(28.1)	(21)%
Rest of Asia	58.0	63.9	(5.9)	(9)%
Other foreign countries	55.9	59.1	(3.2)	(5)%

	$792.1	$816.2	$(24.1)	(3)%

      Net sales in the United States decreased $5.4 million (1%) to $438.7 million during 2002 versus 2001. Overall, the Company’s sales in regions outside of the United States decreased $18.7 million (5%) to $353.4 million during 2002 versus 2001. This decrease in international sales is primarily attributable to a $28.1 million (21%) decrease in sales in Japan, a $5.9 million (9%) decrease in sales in the Rest of Asia, which includes Korea, and a $3.2 million (5%) decrease in sales in other regions outside of the United States. These decreases were partially offset by an $18.5 million (16%) increase in sales in Europe. The Company’s net sales in regions outside of the United States were not significantly affected by fluctuations in foreign currency exchange rates. Had exchange rates for 2002 been the same as the 2001 exchange rates, overall sales in regions outside of the United States would have been less than 1% lower than reported results.

      For the year ended December 31, 2002, gross profit decreased to $399.0 million from $404.6 million in the comparable period of 2001. Gross profit as a percentage of net sales remained constant at 50% in 2002 as compared to 2001. The Company’s gross profit percentage was favorably impacted by the $17.0 million reduction in the Company’s warranty accrual during the third quarter of 2002 (see above “Change in Accounting Estimate”). Excluding the effects of such reduction, gross profit as a percentage of net sales decreased 2 percentage points to 48% in 2002 as compared to 2001. The gross profit percentage was also favorably impacted by a reduction in the Company’s manufacturing labor and overhead expenses as a percent of net sales and a favorable shift in product mix. These increases were partially offset by a lower average selling price for golf club products combined with close-out pricing for discontinued Rule 35 golf ball products and a price reduction on all golf ball products implemented in August 2002, additional inventory reserves established on ERC II Drivers and Big Bertha C4 Drivers, a customs and duty assessment in Korea, and the $2.3 million charge related to the purchase of the Company’s golf ball manufacturing equipment (see below “Financial Condition”).

      Selling expenses increased $11.8 million (6%) in 2002 to $200.2 million from $188.3 million in 2001, and were 25% and 23% of net sales, respectively. This increase was primarily due to increases in professional golf tour expenses of $6.4 million, depreciation expense of $3.9 million, commission expenses of $2.0 million and other promotional expenses of $1.9 million. These increases were partially offset by decreases in travel costs of $1.4 million.

      General and administrative expenses decreased $14.5 million (20%) in 2002 to $56.6 million from $71.1 million in 2001, and were 7% and 9% of net sales, respectively. This decrease is mainly attributable to a decrease of $8.7 million in employee costs, a $6.0 million decrease in depreciation and amortization expenses (primarily due to the implementation of SFAS No. 142 — see Note 5 to the Consolidated Financial Statements) and reduced facility costs of $2.6 million. The decrease in employee costs is due to a reduction in personnel combined with higher severance expense of $2.9 million recorded in 2001.

      Research and development expenses decreased $0.5 million (2%) in 2002 to $32.2 million from $32.7 million in 2001. As a percentage of net sales, the expenses remained constant at 4%. The decrease is primarily due to a decrease in depreciation expense of $0.6 million.

      Interest and other income, net decreased $3.9 million (55%) in 2002 to $3.3 million from $7.1 million in 2001. The decrease is primarily attributable to a $2.2 million decrease in royalty income, a $1.5 million decrease in gains on sales of securities, a $0.8 million decline in interest income, a $0.5 million decline in gains on investments to fund the deferred compensation plan, and a $0.5 million decline in foreign currency transaction gains. These decreases were partially offset by $2.1 million of losses recorded in 2001 generated from the sale of the Company’s excess energy supply related to an energy contract that was terminated in November of 2001.

      Interest expense remained relatively constant in 2002 at $1.7 million compared to $1.6 million in 2001.

      Unrealized energy derivative losses totaled $19.9 million in 2001 as a result of the Company’s long-term energy supply contract which was entered into during 2001. The unrealized losses were generated by the decline in electricity rates through November, 2001. The Company did not have a similar contract in 2002. See “Supply of Electricity and Energy Contracts” below.

      During 2002, the Company recorded a provision for income taxes of $42.2 million and realized $5.5 million in tax benefits related to the exercise of stock options. The provision for income tax as a percentage of income before taxes was 38% in 2002 as compared to 41% in 2001. The effective tax rate was lower in 2002 as compared to 2001 primarily as a result of the unrealized energy derivative losses recognized during 2001 and the elimination of non-deductible goodwill beginning in 2002 due to the implementation of SFAS No. 142.

      Net income for the year ended December 31, 2002 increased 19% to $69.4 million from $58.4 million in 2001. Earnings per diluted share increased 26% to $1.03 in 2002 as compared to $0.82 in 2001. Net income in 2002 was positively impacted by the $17.0 million reduction in the warranty reserve (see above “Change in Accounting Estimate”). Net income in 2001 was negatively impacted by the $19.9 million energy derivative charge (see below “Supply of Electricity and Energy Contracts”). Excluding the $17.0 million non-cash warranty reserve adjustment recorded in 2002 and the $19.9 million non-cash energy derivative charge recorded in 2001, the Company’s net income for 2002 as compared to 2001 would have decreased 19% to $58.9 million in 2002 from $72.6 million in 2001 and diluted earnings per share would have decreased 15% to $0.87 from $1.02.

      The following summarizes what net income and earnings per share would have been had the warranty reserve adjustment and the energy derivative charge, adjusted for taxes, been excluded from reported results:

	For the Years
	Ended
	December 31,		Growth/(Decline)

	2002	2001	Dollars	Percent

	(In millions, except per share data)
Reported net income	$69.4	$58.4	$11.0	19%
Non-cash warranty reserve adjustment	(10.5)	—
Non-cash energy derivative charge	—	14.2

Adjusted net income	$58.9	$72.6	$(13.7)	(19)%

Reported basic earnings per share	$1.04	$0.84	$0.20	24%
Non-cash warranty reserve adjustment	(0.16)	—
Non-cash energy derivative charge	—	0.20

Adjusted basic earnings per share	$0.88	$1.04	$(0.16)	(15)%

Reported diluted earnings per share	$1.03	$0.82	$0.21	26%
Non-cash warranty reserve adjustment	(0.16)	—
Non-cash energy derivative charge	—	0.20

Adjusted diluted earnings per share	$0.87	$1.02	$(0.15)	(15)%

      The above adjusted net income and earnings per share information has not been prepared in accordance with accounting principles generally accepted in the United States. This information is being provided as additional information for interested readers and is not intended to be in lieu of the Company’s reported results which were prepared in accordance with accounting principles generally accepted in the United States and which are discussed elsewhere in this report. The Company’s management believes that this pro forma information is useful because it believes the adjusted results more accurately reflect the performance of the Company’s operations. The warranty reserve adjustment and the energy derivative charge are both non-cash accounting adjustments. The magnitude of the warranty reserve adjustment is unusual for the Company and management does not believe that it is reasonably likely that a similar adjustment of this magnitude will be made within at least the next two fiscal years. Furthermore, the non-cash energy derivative charge is not the result of the Company’s operations but rather a valuation adjustment of a since terminated energy contract. The Company does not intend to enter into any energy derivative contracts of similar magnitude or duration. Therefore, it is not reasonably likely that a similar valuation charge of that magnitude will be incurred within at least the next two fiscal years.

Years Ended December 31, 2001 and 2000

      Net sales decreased 3% to $816.2 million for the year ended December 31, 2001 as compared to $837.6 million in the prior year. The overall decrease in net sales is primarily due to a decrease in sales of irons, which decreased $51.0 million (17%), combined with a slight decrease in woods sales, which decreased $10.1 million (2%), in 2001 as compared to 2000. The decrease in iron and wood sales was partially offset by a $20.9 million (62%) increase in sales of golf balls, a $12.3 million (22%) increase in sales of putters and a $6.5 million (14%) increase in sales of accessories and other products, as compared to 2000. The overall decline in net sales was partially attributable to the timing of the launch of the Company’s new products. The Company did not begin selling its 2002 products in significant quantities in 2001 and thus did not repeat the late-season launch of new products that occurred in 2000.

      The Company believes the overall decline in net sales was primarily due to poor weather conditions, a general decline in the number of golf rounds played during the year, aggressive competitive pricing strategies in the industry, economic concerns among retailers and customers in many of the Company’s key markets around the world, the disruption in consumer spending following the September 11th tragedy, and the

USGA’s actions in the United States against the Big Bertha ERC II Forged Titanium Driver. The strength of the U.S. dollar in relation to other foreign currencies also had a significant adverse effect upon the Company’s net sales during 2001, as compared to 2000. As compared to the year ended December 31, 2000, a decline in foreign currency exchange rates adversely impacted net sales for the year ended December 31, 2001 by approximately $32.9 million, as measured by applying 2000 exchange rates to 2001 net sales.

      Net sales information by product category is summarized as follows:

	For the Years
	Ended
	December 31,		Growth/(Decline)

	2001	2000	Dollars	Percent

	(In millions)
Net Sales:
Driver and fairway woods	$392.9	$403.0	$(10.1)	(2)%
Irons	248.9	299.9	(51.0)	(17)%
Putters	67.5	55.2	12.3	22%
Golf balls	54.9	34.0	20.9	62%
Accessories and other	52.0	45.5	6.5	14%

	$816.2	$837.6	$(21.4)	(3)%

      The $51.0 million (17%) decrease in net sales of irons to $248.9 million represents a decrease in both unit and dollar sales. A decline was expected as the Company’s products generally sell better in their first year after introduction and 2001 was the second year in the life cycle of the Big Bertha Steelhead X-14 Stainless Steel Irons. Declines in other older iron models such as the Hawk Eye Tungsten Injected irons were partially offset by the introduction of the Hawk Eye VFT Irons in the second half of the year.

      The $10.1 million (2%) decrease in net sales of woods to $392.9 million represents a decrease in both unit and dollar sales. This decrease is primarily attributable to a decline in sales of Big Bertha Steelhead Plus Stainless Steel Metal Woods, which were introduced in January 2000. The decline in metal woods was partially offset by net increases generated by the introduction of the Big Bertha Hawk Eye VFT Metal Woods and ERC II Forged Titanium Drivers which more than offset the decrease in sales of their predecessors, Great Big Bertha Hawk Eye Metal Woods and ERC Forged Titanium Drivers, respectively.

      The $12.3 million (22%) increase in sales of putters is primarily attributable to the January 2001 introduction of the Company’s Odyssey TriHot putters.

      The $20.9 million (62%) increase in net sales of golf balls to $54.9 million represents an increase in both unit and dollar sales. The golf ball growth is largely attributable to the expansion of the Company’s golf ball product line offering to two models from only one during 2000. The Company initially launched the CB1 golf ball in March 2001 and the CTU 30 golf ball in November 2001. Net sales for 2000 included sales generated from the Rule 35 golf ball. The CTU 30 golf ball contributed modestly to 2001 net sales due to its introduction in the latter part of 2001 and is the successor ball to the Rule 35 golf ball.

      The $6.5 million (14%) increase in sales of accessories and other products is primarily attributable to increased sales of the Company’s golf bags in 2001.

      Net sales information by region is summarized as follows:

	For the Years
	Ended
	December 31,		Growth/(Decline)

	2001	2000	Dollars	Percent

	(In millions)
Net Sales:
United States	$444.1	$451.2	$(7.1)	(2)%
Europe(1)	118.4	125.5	(7.1)	(6)%
Japan	130.7	122.0	8.7	7%
Rest of Asia	63.9	82.4	(18.5)	(22)%
Other foreign countries(1)	59.1	56.5	2.6	5%

	$816.2	$837.6	$(21.4)	(3)%

(1)	The Company acquired certain of its distribution rights in the Europe and Australia regions in the first quarter of 2001 and therefore began selling directly to retailers rather than to a third party distributor.

      Net sales in the United States decreased $7.1 million (2%) to $444.1 million during 2001 versus 2000. Overall, the Company’s sales in regions outside of the United States decreased $14.3 million (4%) to $372.1 million during 2001 versus 2000. This decrease is primarily attributable to a $18.5 million (22%) decrease in sales in the Rest of Asia, which includes Korea, and a $7.1 million (6%) decrease in sales in Europe. These decreases were partially offset by a $8.7 million (7%) increase in Japan and a $2.6 million (5%) increase in other regions outside of the United States. The Company’s net sales in regions outside of the United States were negatively affected by fluctuations in foreign currency exchange rates. Had exchange rates during 2001 been the same as exchange rates during 2000, overall net sales in regions outside of the United States would have been approximately 9% higher than reported in 2001.

      For the year ended December 31, 2001, gross profits increased to $404.6 million from $397.5 million in 2000 and as a percentage of net sales increased to 50% in 2001 from 47% in 2000. This improvement in gross profit is a result of a shift in club product mix away from lower yielding iron products to higher yielding wood products. Golf ball product profit margins improved during 2001 as compared to 2000, as a result of increased sales volume, plant utilization and production yields. The profit margin was also favorably affected by an $8.1 million reduction in the Company’s warranty expense during 2001 as compared to 2000. The Company has observed a downward trend in actual costs over the past two years associated with warranty claims due to improved product engineering and manufacturing processes combined with a reduction of costs associated with resolving claims. Accordingly, the Company reduced its warranty accrual rate during 2001. For additional information concerning the Company’s warranty accrual, see above “Change in Accounting Estimate.”

      Selling expenses increased $17.8 million (10%) in 2001 to $188.3 million from $170.5 million in 2000, and were 23% and 20% of net sales, respectively. This increase was primarily due to increases in advertising costs and promotional expenses of $9.6 million and $5.8 million, respectively, associated with the Company’s new product launches, the rollout of new fitting cart systems and store-in-store project, and other demand creation initiatives.

      General and administrative expenses increased $0.8 million (1%) in 2001 to $71.1 million from $70.3 million in 2000, and were 9% and 8% of net sales, respectively. This increase was primarily attributed to $4.0 million of higher employee compensation costs including severance charges, $3.7 million of increased costs due primarily to the consolidation of facilities and $2.9 million of increased legal expenses, partially offset by decreases in depreciation and bad debt expenses of $3.5 million and $5.1 million, respectively.

      Research and development expenses decreased $1.9 million (5%) in 2001 to $32.7 million from $34.6 million in 2000. As a percentage of net sales, the expenses remained constant at 4%. The dollar decrease is due to a decrease in depreciation expense and employee costs.

      Interest and other income, net decreased $1.7 million (19%) in 2001 to $7.1 million from $8.8 million in 2000. This decrease is primarily attributable to a decrease in interest income of $2.4 million associated with lower average cash balances, and lower interest rates, in 2001 as compared with 2000, a $2.3 million decline in gains on investments to fund the deferred compensation plan, and realized losses of $2.1 million generated from the sale of the Company’s excess energy supply, partially offset by a $2.7 million increase in foreign currency transaction gains, a $1.5 million increase in realized securities gains, and a $0.6 million increase in royalty income.

      Interest expense remained relatively constant in 2001 at $1.6 million compared to $1.5 million in 2000.

      Unrealized energy derivative losses totaled $19.9 million in 2001 as a result of the Company’s long-term energy supply contract which was entered into during 2001. The unrealized losses were generated by the decline in electricity rates through November 2001. The Company did not have a similar contract in 2000. See “Supply of Electricity and Energy Contracts” below.

      During 2001, the Company recorded a provision for income taxes of $39.8 million and realized $14.5 million in tax benefits related to the exercise of stock options. The provision for income tax as a percentage of income before taxes was 41% in 2001 as compared with 37% in 2000. The effective tax rate was higher in 2001 as compared to 2000 primarily as a result of the increased utilization of tax credits in 2000 and the unrealized energy derivative losses recognized during 2001.

      Net income for 2001 decreased 28% to $58.4 million from $81.0 million in 2000. Earnings per diluted share during the year decreased 27% to $0.82 in 2001 as compared to $1.13 in 2000. During 2001, the Company recorded a non-cash charge of $14.2 million after-tax or $0.20 per diluted share, as a result of the change in estimated market value of the Company’s energy supply contract (see below “Supply of Electricity and Energy Contracts”). Excluding this non-cash energy supply contract charge, the Company’s net income for 2001 as compared to 2000 would have decreased 10% to $72.6 million and diluted earnings per share would have decreased 10% to $1.02.

      The following summarizes what net income and earnings per share would have been had the energy derivative charge, adjusted for taxes, been excluded from reported results:

	For the Years
	Ended
	December 31,		Growth/(Decline)

	2001	2000	Dollars	Percent

	(In millions, except per share data)
Reported net income	$58.4	$81.0	$(22.6)	(28)%
Non-cash energy derivative charge	14.2	—

Adjusted net income	$72.6	$81.0	$(8.4)	(10)%

Reported basic earnings per share	$0.84	$1.16	$(0.32)	(28)%
Non-cash energy derivative charge	0.20	—

Adjusted basic earnings per share	$1.04	$1.16	$(0.12)	(10)%

Reported diluted earnings per share	$0.82	$1.13	$(0.31)	(27)%
Non-cash energy derivative charge	0.20	—

Adjusted diluted earnings per share	$1.02	$1.13	$(0.11)	(10)%

      The above adjusted net income and earnings per share information has not been prepared in accordance with accounting principles generally accepted in the United States. This information is being provided as additional information for interested readers and is not intended to be in lieu of the Company’s reported results which were prepared in accordance with accounting principles generally accepted in the United States and which are discussed elsewhere in this report. The Company’s management believes that this pro forma information is useful because it believes the adjusted results more accurately reflect the performance of the Company’s operations. The non-cash energy derivative charge is a non-cash accounting adjustment. It is not the result of the Company’s operations but rather a valuation adjustment of a since terminated energy contract. The Company does not intend to enter into any energy derivative contracts of similar magnitude or duration. Therefore, it is not reasonably likely that a similar valuation charge of that magnitude will be incurred within at least the next two fiscal years.

Financial Condition

      Cash and cash equivalents increased $24.2 million (29%) to $108.5 million at December 31, 2002, from $84.3 million at December 31, 2001. This increase resulted primarily from cash provided by operating activities of $139.2 million, substantially offset by cash used in financing and investing activities of $49.1 million and $67.6 million, respectively. Cash flows provided by operating activities reflect net income adjusted for depreciation and amortization ($37.6 million), decreases in inventory ($21.8 million) and other assets ($10.2 million) combined with increases in accounts payable and accrued expenses ($11.6 million) and income taxes payable ($6.2 million), partially offset by an increase in accounts receivable ($9.3 million) and a decrease in the accrued warranty expense ($21.4 million), which included the $17.0 million reduction to the warranty reserve. See above “Change in Accounting Estimate” for a further discussion of the reduction in warranty reserve. Cash flows used in financing activities are primarily attributable to the acquisition of treasury stock ($46.5 million) and the payment of dividends ($18.6 million), partially offset by proceeds from the exercise of employee stock options ($13.0 million) and purchases under the employee stock purchase plan ($5.3 million). Cash flows used in investing activities are primarily attributable to capital expenditures ($73.5 million), which include the $50.8 million purchase in August 2002 of previously leased manufacturing equipment utilized in the Company’s golf ball operations.

      At December 31, 2002, the Company’s net accounts receivable increased $15.2 million from December 31, 2001. This increase is primarily attributable to the institution of the Company’s Preferred Retailer Program in the United States, which offers longer payment terms, among other incentives, for retailers who participate in the program in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training.

      At December 31, 2002, the Company’s net inventory decreased $16.0 million from December 31, 2001. This decrease is primarily attributable to the Company’s concerted effort to reduce inventory and $8.9 million of additional inventory reserves established on ERC II Drivers and Big Bertha C4 Drivers, partially offset by upward pressures on inventory levels resulting from a broader product line in the current year, including five models of golf balls, as compared to two models at December 31, 2001.

      At December 31, 2002, the Company’s net property, plant and equipment increased $34.1 million from December 31, 2001. This increase is primarily due to the August 12, 2002 purchase of previously leased manufacturing equipment utilized in the Company’s golf ball operations. In December 1998, the Company entered into a master lease agreement for the acquisition and lease of golf ball equipment. By December 31, 1999, the Company had finalized its lease program and leased $50.0 million of equipment under the operating lease. On February 11, 2002, pursuant to the master lease agreement, the Company notified the lessor of its election to purchase the leased equipment in August 2002 which was the end of the initial lease term. During the third quarter of 2002, pursuant to the master lease agreement and the Company’s February 11, 2002 notice, the Company paid $50.8 million in full satisfaction of the purchase price of the leased equipment and recorded the $48.5 million estimated fair value of the equipment in fixed assets. The estimated fair value of the equipment was based on an independent appraisal. The actual purchase price was dependent in part upon interest rates on the date of purchase. Due to a decline in interest rates, the actual purchase price exceeded the estimated fair value of the equipment. Therefore, in 2002, a charge of $2.3 million was recorded in cost of sales.

Liquidity

      The Company’s principal sources of liquidity, both on a short-term and long-term basis, for the periods presented has generally been cash flows provided by operations. The Company currently expects this to continue. The Company, however, generally maintains a back-up credit facility to cover unexpected liquidity needs. At December 31, 2002, the Company had two credit facilities, namely a revolving credit facility for up to $120.0 million, subject to a borrowing base formula and certain other limitations (the “Amended Credit Agreement”) and an accounts receivable securitization facility for up to $80.0 million, subject to a borrowing base formula and certain other limitations (the “Accounts Receivable Facility”). At December 31, 2002, there were no advances outstanding under either of these facilities and the Company has not used either of these facilities since the second quarter of 1999 (except for some non-material letters of credit issued under the Amended Credit Agreement, primarily to facilitate certain international shipments of components). Both the Amended Credit Agreement and the Accounts Receivable Facility include certain restrictions, including restrictions on the amount of dividends the Company can pay and the amount of its own stock the Company can repurchase. These facilities also required the Company to maintain certain minimum financial ratios, including a fixed charge coverage ratio. At September 30, 2002, the Company was not in compliance with the fixed charge coverage ratio. The noncompliance with this ratio resulted from the Company’s purchase of its previously leased golf ball manufacturing equipment during the third quarter. Excluding the golf ball equipment purchase, the Company would have been in compliance with the fixed charge coverage ratio at September 30, 2002. At December 31, 2002, the Company achieved a fixed charge coverage ratio in excess of the minimum requirements prescribed by the credit facilities. In February 2003, the Amended Credit Agreement was amended to exclude the golf ball equipment purchase from the calculation of the fixed charge coverage ratio and the Company obtained a waiver for prior non-compliance. Both of the credit facilities were scheduled to expire in February 2004. The Company therefore began reviewing what type of back-up or other financing arrangements it would need upon expiration or termination of these facilities. As part of this review, the Company determined that it had no current or expected need for the Accounts Receivable Facility and therefore in February 2003 terminated the Accounts Receivable Facility. The Company expects to obtain a new credit facility to provide an additional source of liquidity prior to the expiration of the Amended Credit Agreement.

      In August 2001, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100.0 million. The Company began the repurchase program in August 2001 and during the second quarter of 2002 completed the program which resulted in the repurchase of 5.8 million shares of the Company’s Common Stock at an average cost of $17.11 per share for a total of $100.0 million. In May 2002, the Company announced that its Board of Directors authorized it to repurchase additional shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $50.0 million. Under this authorization, the Company has spent $31.0 million to repurchase 2.0 million shares of its Common Stock at an average cost of $15.75 per share through December 31, 2002. During the year ended December 31, 2002, the Company spent a total of $46.5 million to repurchase 2.8 million shares under the August 2001 and May 2002 combined authorizations at an average cost of $16.40 per share. As of December 31, 2002, the Company had $19.0 million of remaining authority under the May 2002 stock repurchase authorization.

      The following table provides as of December 31, 2002 certain significant cash obligations that will affect the Company’s future liquidity:

		Payments Due By Period

		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years

	(In millions)
Operating leases(1)	$13.2	$4.3	$4.6	$3.8	$0.5
Unconditional purchase obligations(2)	9.2	3.6	5.6	—	—
Deferred compensation(3)	7.4	1.0	1.4	0.8	4.2
Long-term debt(4)	3.2	3.2	—	—	—

Total(5)	$33.0	$12.1	$11.6	$4.6	$4.7

(1)	The Company leases certain warehouse, distribution and office facilities as well as office equipment under operating leases. The amount presented in the table represents commitments for minimum lease payments under non-cancelable operating leases.

(2)	The amounts indicated in this line item reflect long-term purchase agreements for various key raw materials. As of December 31, 2002, the purchase commitments covered by these agreements aggregate approximately $3.6 million for 2003 related to golf ball materials and approximately $5.6 million related to golf club materials through December 2004. During the first two months of 2003, the Company satisfied the remaining $5.6 million minimum purchase requirements related to golf club materials. In addition, in the normal course of operations, the Company enters into unconditional purchase obligations with various vendors and suppliers of goods and services through purchase orders or other documentation or are undocumented except for an invoice. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in the total unconditional purchase obligations presented in this line item.

(3)	The Company has an unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9.1 million at December 31, 2002.

(4)	In April 2001, the Company entered into a note payable in the amount of $7.5 million as part of a licensing agreement for patent rights. The unsecured, interest-free note payable matures on December 31, 2003 and is payable in quarterly installments.

(5)	During the second quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated and, therefore, that the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. See below “Supply of Electricity and Energy Contracts.”

      In addition to the obligations listed above, the Company has entered into contracts with professional golfers to endorse and promote the Company’s products. Many of these contracts provide incentives for successful performances using the Company’s products. For example, under these contracts, the Company could be obligated to pay a cash bonus to a professional who wins a particular tournament while playing the Company’s golf clubs. It is not possible to predict with any certainty the amount of such performance awards the Company will be required to pay in any given year. Such expenses, however, are an ordinary part of the Company’s business and the Company does not believe that the payment of these performance awards will have a material adverse effect upon the Company. See below “Certain Factors Affecting Callaway Golf Company — Golf Professional Endorsements.”

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, (iv) indemnities involving the accuracy of representations and warranties in certain contracts, and (v) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has several consulting agreements that provide for payment of fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

      In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 12 to the Company’s Consolidated Financial Statements.

      Although the Company’s golf club operations are mature and historically have generated cash from operations, the Company’s golf ball operations are relatively new and through December 31, 2002 have not generated cash flows sufficient to fund these operations. The Company has not achieved the sales volume necessary for its golf ball business to be profitable The Company is evaluating all available actions to reduce and eliminate the losses in its golf ball business. Some of these actions could result in a write-down of a significant portion of the assets used in the Company’s golf ball operations.

      Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its current or future credit facilities, will be sufficient to finance current operating requirements, including planned capital expenditures, contractual obligations and commercial commitments, for the next twelve months. There can be no assurance, however, that future industry specific or other developments, general economic trends or other matters will not adversely affect the Company’s operations, its ability to enter into a new credit facility upon terms acceptable to the Company or its ability to meet its future cash requirements (see below “Certain Factors Affecting Callaway Golf Company”).

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

      On October 18, 2000, the Company announced that it intended to sell its ERC II Forged Titanium Driver (“ERC II Driver”) in the United States despite the fact that it was ruled to be non-conforming by the USGA. To the Company’s knowledge, it was the first large, premium brand golf equipment company to sell non-conforming equipment in the United States. By undertaking this approach, the Company had hoped to expand participation in the game of golf in the United States — the source of more than half of the Company’s revenues — by making the game more enjoyable and accessible for more people, including those people who play the game primarily for fun, enjoyment and recreation.

      While the Company believed that this was the best strategy for the Company and its shareholders, and one that was good for the game of golf as well, the strategy proved to be risky. The USGA vigorously and openly opposed the sale or use of the ERC II Driver. On December 8, 2000, the USGA announced that scores in rounds played with clubs that do not conform to USGA rules, such as the ERC II Driver, may not be posted for USGA handicap purposes. That position was reinforced by further announcements by the USGA.

      As a result of the USGA’s actions, a significant number of U.S. retailers declined to carry the ERC II Driver and a significant number of U.S. golfers decided that they did not want to purchase a driver that was non-conforming under USGA rules. Retailer and/or consumer backlash against the introduction of a non-conforming product hurt sales of ERC II Drivers in the United States, and may have injured sales of other, conforming products, or otherwise damaged the brand.

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

      On August 6, 2002, the USGA and the R&A announced that they would not be implementing the May 9, 2002 proposal. Instead the USGA announced that it would make no change to its Rules of Golf, keeping the current COR limit of 0.830 in place in the United States and other jurisdictions that follow the Rules of Golf as published by the USGA. The R&A announced that effective January 1, 2008 it would establish a COR limit of 0.830 under its Rules of Golf. In addition, the R&A announced that it would adopt a “condition of competition” effective January 1, 2003 for use at competitions involving only highly skilled golfers (e.g., the British Open Championship and competitions organized by major professional tours). Under this “condition of competition” driving clubs would be limited to a COR of no higher than 0.830. Until January 1, 2008, there would be no limit on COR in R&A jurisdictions except in those events where the “condition of competition” was applied.

      In anticipation of the possible adoption of the proposed compromise as announced on May 9, 2002, and in response to competitive offerings by other manufacturers, the Company had promoted the sale of its ERC II Driver in the United States and Canada beginning in late July 2002. The ERC II Driver has a COR above the 0.830 limit, but would have been conforming under the new, higher limit of 0.860 contained in the May 9, 2002 proposal. With the announcement that the USGA would no longer be raising the COR limit in its jurisdictions effective January 1, 2003, the Company modified its promotion and has offered various exchange and return privileges to consumers and retailers, respectively, who purchased ERC II Drivers during the promotion in reliance upon a change in the Rules of Golf by the USGA. Although the amount of ERC II Drivers exchanged or returned was not significant, the Company believes that the USGA’s reversal of its position has resulted in confusion among consumers, causing them to postpone or even forgo the purchase of new equipment.

      The net effect of the reversal in position by the USGA regarding the May 9, 2002 proposal is to leave the COR limitations for driving clubs unchanged in the United States. The Company had planned for this contingency, and has developed new driver products for sale in USGA jurisdictions that conform to this limit (e.g., Great Big Bertha II Titanium Drivers). In addition, the Company has developed new driver products for sale in R&A jurisdictions that take advantage of the absence of COR restrictions until January 1, 2008 (e.g., Great Big Bertha II+ Titanium Drivers). While the Company believes it would have had an additional competitive advantage in the United States and Canada had the USGA adopted the May 9, 2002 proposal and raised the COR limit to 0.860, it continues to believe that its driver products that conform to the 0.830 limit have performance and other attributes that make many golfers prefer them over the offerings of competitors.

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

      The Company believes the Enron Contract has been terminated, and as of March 14, 2003, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

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

Terrorist Activity and Armed Conflict

      Terrorist activities and armed conflicts (such as the attacks on the World Trade Center and the Pentagon, the incidents of Anthrax poisoning and the military actions in the Middle East), as well as the threat of future conflict (such as the potential armed conflict with Iraq), have had a significant adverse effect upon the Company’s business. Any such additional events would likely have an adverse effect upon an already weakened world economy (discussed below) and would likely adversely affect the level of demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on these events and the economic, political, and public safety issues and concerns associated with such events. Also, such events could adversely affect the Company’s ability to manage its supply and delivery logistics. If such events caused a significant disruption in domestic or international air, ground or sea shipments, the Company’s ability to obtain the materials necessary to produce and sell its products and to deliver customer orders also would be materially adversely affected. Furthermore, such events have negatively impacted tourism. If this negative impact upon tourism continues, the Company’s sales to retailers at resorts and other vacation destinations would be materially adversely affected.

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

      The Company believes that the current economic conditions in many of the countries where the Company conducts business are unfavorable to the golf industry. The economic conditions in many of the Company’s key markets around the world are currently viewed by many as uncertain or troubled. Many people in the United States have lost a substantial amount of wealth in the stock market, including some who have lost all or substantially all of their retirement savings. Furthermore, in the United States, there have been announcements by companies of significant reductions in force, and others are possible, and consumers are less likely to purchase new golf equipment when they are unemployed. The Company believes that these adverse conditions have adversely affected the Company’s sales and will continue to do so until such conditions improve.

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

Overall, the Company is generally negatively affected by a stronger U.S. dollar in relation to the foreign currencies in which the Company conducts business. Conversely, overall, the Company is generally positively affected by a weaker U.S. dollar relative to such foreign currencies. For the effect of foreign currencies on the Company’s financial results for the current reporting periods, see above “Results of Operations.”

      The effects of foreign currency fluctuations can be significant. The Company therefore engages in certain hedging activities to mitigate the impact of foreign currency fluctuations over time on the Company’s financial results. The Company’s hedging activities reduce, but do not eliminate, the effects of such foreign currency fluctuations. Factors that could affect the effectiveness of the Company’s hedging activities include accuracy of sales forecasts, volatility of currency markets and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar but they also reduce the positive impact of a weaker U.S. dollar. For the effect of the Company’s hedging activities during the current reporting periods, see below “Quantitative and Qualitative Disclosures about Market Risk.”

      The Company’s future financial results could be significantly negatively affected if the value of the U.S. dollar increases relative to the foreign currencies in which the Company conducts business. The degree to which the Company’s financial results are affected will depend in part upon the effectiveness or ineffectiveness of the Company’s hedging activities.

Growth Opportunities

      Golf Clubs. In order for the Company to significantly grow its sales of golf clubs, the Company must either increase its share of the market for golf clubs or the market for golf clubs must grow. The Company already has a significant share of the worldwide premium golf club market and therefore opportunities for additional market share may be limited. The Company does not believe there has been any material increase in participation in the United States in 2000, 2001 or 2002. Golf Datatech has reported that the number of rounds played in the United States during 2002 decreased 2.9% as compared to the same period of 2001 and has decreased each year since at least 1999. Furthermore, the Company believes that since 1997 the overall worldwide premium golf club market has generally not experienced substantial growth in dollar volume from year to year. There is no assurance that the overall dollar volume of the worldwide premium golf club market will grow, or that it will not decline, in the future.

      Golf Balls. The Company began selling its golf balls in February 2000 and has not yet obtained a sufficient share of the golf ball market to support profitable operations. Although opportunities exist for the acquisition of additional market share in the golf ball market, such market share is currently held by some well-established and well-financed competitors. There is no assurance that the Company will be able to obtain additional market share in this very competitive golf ball market. If the Company is unable to obtain additional market share, its golf ball sales growth may be limited (see also above “Liquidity”).

Golf Ball Costs

      The cost of entering the golf ball business has been significant. The cost of competing in the golf ball business has also been significant and has required significant investment in advertising, tour and promotion. To date, the development of the Company’s golf ball business has had a significant negative impact on the Company’s cash flows, financial position and results of operations. As presently structured, the Company will need to produce and sell golf balls in large volumes to cover its costs and become profitable. Although the Company’s golf ball sales have shown improvement, there is no assurance that the Company will be able to achieve the sales volume necessary to make its golf ball business profitable. Until the golf ball business becomes profitable, the Company’s results of operations, cash flows and financial position will continue to be negatively affected. The Company is evaluating all available actions to reduce and eliminate the losses in its golf ball business. Some of these actions could result in a write-down of a significant portion of the assets used in the Company’s golf ball operations (see also above “Liquidity”).

Manufacturing Capacity

      The Company plans its manufacturing capacity based upon the forecasted demand for its products. Actual demand for such products may exceed or be less than forecasted demand. The Company’s unique product designs often require sophisticated manufacturing techniques, which can require significant start-up expenses and/or limit the Company’s ability to quickly expand its manufacturing capacity to meet the full demand for its products. If the Company is unable to produce sufficient quantities of new products in time to fulfill actual demand, especially during the Company’s traditionally busy season, it could limit the Company’s sales and adversely affect its financial performance. On the other hand, the Company invests in manufacturing capacity and commits to components and other manufacturing inputs for varying periods of time, which can limit the Company’s ability to quickly react if actual demand is less than forecasted demand. This could result in less than optimum capacity usage and/or in excess inventories and related obsolescence charges that could adversely affect the Company’s financial performance. In addition, if the Company were to experience delays, difficulties or increased costs in its production of golf clubs or golf balls, including production of new products needed to replace current products, the Company’s future golf club or golf ball sales could be adversely affected.

Dependence on Energy Resources

      The Company’s golf club and golf ball manufacturing facilities use, among other resources, significant quantities of electricity to operate. In 2001, some companies in California, including the Company, experienced periods of blackouts during which electricity was not available. The Company has taken certain steps to provide access to alternative power supplies for certain of its operations, and believes that these measures could mitigate any impact resulting from possible future blackouts. The Company is currently purchasing wholesale energy through the Company’s energy service provider under short-term contracts. If energy rates were once again to increase significantly, the Company’s energy costs could increase significantly and adversely affect the Company’s results of operations.

Dependence on Certain Suppliers and Materials

      The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single-sourced. In addition, some of the Company’s products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. The Company believes that suitable clubheads and shafts could be obtained from other manufacturers in the event its regular suppliers were unable to provide components. However, there could be a significant production delay or disruption caused by the inability of current suppliers to deliver or the transition to other suppliers, which in turn could have a material adverse impact on the Company’s results of operations. The Company is also single-sourced or dependent on a limited number of suppliers for the materials it uses to make its golf balls. Many of the materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company’s golf ball business. If the Company did experience any such delays or interruptions, there is no assurance that the Company would be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.

      The Company uses United Parcel Service (“UPS”) for substantially all ground shipments of products to its U.S. customers. The Company uses air carriers and ships for most of its international shipments of products. Any significant interruption in UPS, air carrier or ship services could have a material adverse effect upon the Company’s ability to deliver its products to its customers. If there were any significant interruption in such services, there is no assurance that the Company could engage alternative suppliers to deliver its products in a timely and cost-efficient manner. In addition, many of the components the Company uses to build its golf clubs, including clubheads and shafts, are shipped to the Company via air carrier and ship services. Any significant interruption in UPS services, air carrier services or shipping services into or out of the United States could have a material adverse effect upon the Company (see also below “International Risks”).

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

Competition

      Golf Clubs. The worldwide market for premium golf clubs is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. For example, in 2002 Nike began marketing and selling golf clubs that compete with the Company’s products, and several manufacturers in Japan have announced plans to expand their businesses in the United States. New product introductions, price reductions, consignment sales, extended payment terms and “close-outs” (including close-outs of products that were recently commercially successful) by competitors continue to generate increased market competition. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities, discounted pricing, consignment sales, extended payment terms or new product introductions by competitors will not negatively impact the Company’s future sales.

      Golf Balls. The premium golf ball business is also highly competitive and may be becoming even more competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated market share in excess of 50% of the premium golf ball business. Furthermore, as competition in this business increases, many of these competitors are substantially discounting the prices of their products. This increased competition has resulted in significant expenses in both tour and advertising. In order for its golf ball business to be successful, the Company will need to penetrate the market share held by existing competitors, while competing with new entrants, and must do so at prices and costs that are profitable. There can be no assurance that the Company’s golf balls will obtain the market acceptance or profitability necessary to be commercially successful (see also above “Liquidity”).

Market Acceptance of Products

      A golf manufacturer’s ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including a golf club’s and golf ball’s look and “feel,” and the level of acceptance that a golf club and ball has among professional and recreational golfers. The subjective preferences of golf club and ball purchasers are difficult to predict and may be subject to rapid and unanticipated changes. In addition, the Company’s products have tended to incorporate significant innovations in design and manufacture, which have often resulted in higher prices for the Company’s products relative to other products in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay such premium prices for golf equipment or that the Company will be able to continue to design and manufacture premium products that achieve market acceptance in the future. For example, in 2002, the Company introduced the C4 Driver made of compression-cured carbon composite. This product did not meet the Company’s expectations and is indicative of the risks associated with the subjective preferences of golfers. In general, there can be no assurance as to how long the Company’s golf clubs and golf balls will maintain market acceptance and therefore no assurance that the demand for the Company’s products will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

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

Seasonality and Adverse Weather Conditions

      In addition to the effects of product cycles described above, the Company’s business is also subject to the effects of seasonal fluctuations. The Company’s first quarter sales generally represent the Company’s sell-in to the golf retail channel of its products for the new golf season. Orders for many of these sales are received during the fourth quarter of the prior year. The Company’s second and third quarter sales generally represent re-order business. Sales during the second and third quarters therefore are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of the products of the Company’s competitors. Retailers are sometimes reluctant to re-order the Company’s products in significant quantity when they already have excess inventory of the Company’s competitors’ products. The Company’s sales during the fourth quarter are generally significantly less than the other quarters because in general in the Company’s principal markets less people are playing golf during that time of year due to cold weather. Furthermore, it previously was the Company’s practice to announce its new product line at the beginning of each calendar year. The Company has departed from that practice and now generally announces its new product line in the fourth quarter to allow retailers to plan better. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products and/or result in close-out sales at reduced prices.

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

Conformance with the Rules of Golf

      New golf club and golf ball products generally seek to satisfy the standards established by the USGA and R&A because these standards are generally followed by golfers within their respective jurisdictions. The USGA rules are generally followed in the United States, Canada and Mexico, and the R&A rules are generally followed in most other countries throughout the world. The Rules of Golf as published by the R&A and the USGA are virtually the same except with respect to the regulation of “driving clubs.” See above “USGA Action.”

      All of the Company’s current products (including the new Great Big Bertha II Titanium Drivers), with the exception of the Great Big Bertha II+ Titanium Drivers, are believed to be “conforming” under the Rules of Golf as published by the USGA. All of the Company’s products are believed to be conforming to the Rules of Golf as published by the R&A, except (as discussed above at “USGA Action”) that effective January 1, 2003 the Company’s Great Big Bertha II+ Titanium Drivers will not be conforming in certain competitions involving highly skilled golfers and effective January 1, 2008 such drivers would not be conforming under the Rules of Golf as published by the R&A. These new R&A restrictions could affect current and future sales of such drivers in R&A jurisdictions, including jurisdictions in which the Company previously sold such products and in which there previously were no R&A restrictions. The Company also believes that the general confusion created by the USGA as to what is a conforming or non-conforming driver has hurt sales of its drivers generally.

      In addition, there is no assurance that the Company’s future products will satisfy USGA and/or R&A standards, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company’s products or the Company’s brand. For example, both the USGA and the R&A are considering rules which would limit clubhead volume. If any such volume limitation rules were adopted and caused one or more of the Company’s current products to be non-conforming, the Company’s sales of such products could be adversely affected. Furthermore, such clubhead volume limitations would restrict the Company’s ability to develop new golf club products.

Golf Professional Endorsements

      The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf and Odyssey branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Nationwide Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of the Company’s professional endorsers were to stop using the Company’s products contrary to their endorsement agreements, the Company’s business could be adversely affected in a material way by the negative publicity.

      Golf Clubs. In the past, the Company has experienced an exceptional level of club usage on the world’s major professional tours, and the Company has heavily advertised that fact. Many professional golfers throughout the world use the Company’s golf clubs even though they are not contractually bound to do so and do not grant any endorsement to the Company. The Company from time to time implements programs that create cash incentives that financially reward such usage. Many other companies, however, also aggressively seek the patronage of these professionals and offer many inducements, including significant cash rewards and specially designed products. The inducements offered by other companies could result in a decrease in usage of the Company’s clubs by professional golfers. The Company believes that professional usage contributes to retail sales, and it is therefore possible that a decline in the level of professional usage of the Company’s products could have a material adverse effect on the Company’s sales and business.

      Golf Balls. Many golf ball manufacturers, including the leading U.S. manufacturer of premium golf balls, have focused a great deal of their marketing efforts on promoting the fact that tour professionals use their balls. Some of these golf ball competitors spend large amounts of money to secure professional endorsements and/or usage, and the market leader has obtained a very high degree of tour penetration. While all of the Company’s staff professionals, as well as other professionals who are not on the Company’s staff, have decided to use the Company’s golf balls in play, there is no assurance they will continue to do so. Furthermore, there are many other professionals who are already under contract with other golf ball manufacturers or who, for other reasons, may not choose to play the Company’s golf ball products. The Company does not plan to match the endorsement spending levels of the leading manufacturer, and will instead rely more heavily upon the performance of the Company’s golf ball products and other factors to attract professionals to the product. There is some evidence to suggest that there is a correlation between use by professional golfers and retail sales. The Company therefore believes that the results of the Company’s golf ball business could be significantly affected by its success or lack of success in securing acceptance on the professional tours.

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

      The Company monitors the level and nature of any golf club breakage and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. Significant increases in the incidence of breakage or other product problems may adversely affect the Company’s sales and image with golfers. The Company believes that it has adequate reserves for warranty claims. If the Company were to experience an unusually high incidence of breakage or other warranty problems in excess of these reserves, the Company’s financial results could be adversely affected. See above, “Critical Accounting Policies and Estimates — Warranty.”

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

      As a result of this international business, the Company is exposed to increased risks inherent in conducting business outside of the United States. In addition to foreign currency risks, these risks include (i) increased difficulty in protecting the Company’s intellectual property rights and trade secrets, (ii) unexpected government action or changes in legal or regulatory requirements, (iii) social, economic or political instability, (iv) the effects of any anti-American sentiments on the Company’s brands or sales of the Company’s products, (v) increased difficulty in controlling and monitoring foreign operations from the United States and (vi) increased exposure to interruptions in air carrier or shipping services (including interruptions resulting from longshoreman labor disputes or strikes) which interruptions could significantly adversely affect the Company’s ability to obtain timely delivery of components from international suppliers or to timely deliver its products to international customers. Although the Company believes the benefits of conducting business internationally outweigh these risks, any significant adverse change in circumstances or conditions could have a significant adverse effect upon the Company’s operations and therefore financial performance and condition.

Credit Risk

      The Company primarily sells its products to golf equipment retailers directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. Historically, the Company’s bad debt expense has been low. However, a downturn in the retail golf equipment market could result in increased delinquent or uncollectable accounts for some of the Company’s significant customers. In addition, as the Company integrates its foreign distribution its exposure to credit risks increases as it no longer sells to a few wholesalers but rather directly to many retailers. A failure by the Company’s customers to pay a significant portion of outstanding account receivable balances would adversely impact the Company’s performance and financial condition.

Information Systems

      All of the Company’s major operations, including manufacturing, distribution, sales and accounting, are dependent upon the Company’s information computer systems. Any significant disruption in the operation of such systems, as a result of an internal system malfunction, infection from an external computer virus, or otherwise, would have a significant adverse effect upon the Company’s ability to operate its business. Although the Company has taken steps to mitigate the effect of any such disruptions, there is no assurance that such steps would be adequate in a particular situation. Consequently, a significant or extended disruption in the operation of the Company’s information systems could have a material adverse effect upon the Company’s operations and therefore financial performance and condition.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Company uses derivative financial instruments for hedging purposes to limit its exposure to changes in foreign exchange rates. Transactions involving these financial instruments are with credit-worthy firms. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company also utilized a derivative commodity instrument, the Enron Contract, to manage electricity costs in the volatile California energy market during the period of June 2001 through November 2001. Pursuant to its terms, the Enron Contract was terminated and the Company has not entered into another long-term energy contract that would be considered a derivative commodity instrument. The Company is also exposed to interest rate risk from its credit facilities and accounts receivable securitization arrangement. (See above “Certain Factors Affecting Callaway Golf Company — Foreign Currency Risks”).

Foreign Currency Fluctuations

      In the normal course of business, the Company is exposed to foreign currency exchange rate risks that could impact the Company’s results of operations. The Company’s risk management strategy includes the use of derivative financial instruments, including forwards and purchased options, to hedge certain of these exposures. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company does not enter into any trading or speculative positions with regard to foreign currency related derivative instruments.

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

      At December 31, 2002, 2001 and 2000, the notional amounts of the Company’s foreign exchange contracts were approximately $134.8 million, $157.0 million and $118.2 million, respectively. Of the total contracts outstanding at December 31, 2002, 2001 and 2000, notional amounts of approximately $84.8 million, $122.6 million and $107.8 million, respectively, were designated as cash flow hedges. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At December 31, 2002, the fair value of foreign currency-related derivatives was recorded as current assets of $0.1 million and current liabilities of $2.6 million. At December 31, 2001, the fair value of foreign currency-related derivatives was recorded as current assets of $8.8 million.

      For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the years ended December 31, 2002, 2001 and 2000, the Company recorded the following activity in accumulated other comprehensive income:

	Year Ended December 31,

	2002	2001	2000

	(In millions)
Beginning OCI balance related to cash flow hedges	$6.4	$(1.6)	$—
Add: Net gain/(loss) initially recorded in OCI	(3.9)	10.9	(1.6)
Deduct: Net gain reclassified from OCI into earnings	3.9	2.9	—

Ending OCI balance related to cash flow hedges	$(1.4)	$6.4	$(1.6)

      During the year ended December 31, 2002, gains of $0.2 million were reclassified into earnings as a result of the discontinuance of cash flow hedges. During the years ended December 30, 2001 and 2000, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of December 31, 2002, $1.4 million of deferred net losses related to derivative instruments designated as cash flow hedges were included in accumulated other comprehensive income. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from accumulated other comprehensive income into earnings. The Company does not expect that such reclassifications would have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported in interest and other income, net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of interest and other income, net. During the years ended December 31, 2002, 2001 and 2000, the Company recorded net gains of $0.4 million and $2.0 million and a net loss of $0.2 million, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At December 31, 2002, 2001 and 2000, the notional amounts of the Company’s outstanding foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $49.9 million, $34.4 million and $10.5 million, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized in interest and other income in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the years ended December 31, 2002, 2001 and 2000, the Company recorded a net loss of $8.1 million and net gains of $4.5 million and $5.3 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2002 through its derivative financial instruments.

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

      The estimated maximum one-day loss from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $14.7 million at December 31, 2002. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $5.4 million at December 31, 2002 and would impact earnings. The remaining $9.3 million of the estimated loss at December 31, 2002 is derived from outstanding foreign exchange contracts designated as cash flow hedges and would initially impact OCI. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

Electricity Price Fluctuations

      During the second quarter of 2001, the Company entered into the Enron Contract to manage electricity costs in the volatile California energy market. This derivative did not qualify for hedge accounting treatment under SFAS No. 133. Therefore, the Company recognized the changes in the estimated fair value of the contract based on current market rates as unrealized energy derivative losses. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. As a result, the Company adjusted the estimated value of this contract through the date of termination. Because the contract is terminated and neither party to the contract is performing pursuant to the terms of the contract, the terminated contract ceased to represent a derivative instrument in accordance with SFAS No. 133. The Company, therefore, no longer records future valuation adjustments for changes in electricity rates. The Company continues to reflect the derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” See above “Supply of Electricity and Energy Contracts.”

Interest Rate Fluctuations

      Additionally, the Company is exposed to interest rate risk from its Amended Credit Agreement (see Note 6 to the Company’s Consolidated Financial Statements) which is indexed to the London Interbank Offering Rate. No amounts were advanced or outstanding under this facility at December 31, 2002. The Accounts Receivable Facility was terminated in February 2003.

      Note 6 to the Company’s Consolidated Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

Item 8.     Financial Statements and Supplementary Data

      The Company’s consolidated financial statements at December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, together with the reports of independent auditors, are included in this Annual Report on Form 10-K on pages F-1 through F-40.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Dismissal of PricewaterhouseCoopers LLP

      In early 2001, the Company’s Audit Committee requested that the Company evaluate proposals from other firms in addition to its then current outside auditor, PricewaterhouseCoopers LLP (“PwC”). PwC had been the Company’s auditor since prior to the Company’s initial public offering, and the Committee was aware of the view that companies should periodically bring in a “fresh” auditor to review its accounting practices. Management solicited proposals from likely candidates, and during the second quarter of 2001 the Audit Committee reviewed a number of candidates that had been pre-screened by management. At the conclusion of this review process, the Audit Committee recommended to the Board of Directors, and the Board of Directors approved, the appointment, effective as of June 18, 2001, of Arthur Andersen LLP (“Arthur Andersen”) as the Company’s new outside auditor for fiscal year 2001 (PwC’s engagement officially ended on June 15, 2001). The Audit Committee recommended the change because, among other things, it believed that a change in outside auditor could help assure an independent and rigorous review of the Company’s practices. In addition, the Committee felt that Arthur Andersen offered a very high level of audit services at a competitive cost to the Company.

      PwC’s report in connection with its audit of the Company’s consolidated financial statements for the year ended December 31, 2000, does not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the Company’s fiscal year ended December 31, 2000 and through the subsequent interim period through the date PwC ceased to be the Company’s auditor, there were no disagreements with PwC within the meaning of Instruction 4 of Item 304 of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Dismissal of Arthur Andersen LLP

      The Board of Directors, upon recommendation of the Audit Committee, approved the dismissal of Arthur Andersen as the Company’s independent auditors effective March 22, 2002. The dismissal was not based upon any dissatisfaction with the services provided by Arthur Andersen, but upon concern over the future of Arthur Andersen in light of the many publicized problems encountered by the firm at that time. Arthur Andersen served as the Company’s independent auditor for fiscal year 2001 and not for any prior period. Arthur Andersen’s report on the Company’s financial statements for the year ended December 31, 2001 does not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the term of Arthur Andersen’s engagement, there were no disagreements with Arthur Andersen within the meaning of Instruction 4 of Item 304 of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Board of Directors appointed the firm of KPMG LLP (“KPMG”) to serve as the Company’s independent auditor for fiscal year 2002. KPMG’s engagement commenced effective March 25, 2002.

Dismissal of and Disagreement with KPMG LLP

      The Company’s Board of Directors, upon recommendation of the Audit Committee, approved the dismissal of KPMG as the Company’s independent auditors effective December 12, 2002. KPMG had been appointed as the Company’s independent auditors effective March 25, 2002 and they have never issued an audit report on the Company’s financial statements.

      During the third quarter of 2002, the Company and KPMG had a disagreement (as such term is defined in Instruction 4 to Item 304 of Regulation S-K) with regard to the applicable periods in which to record a reduction in the Company’s warranty reserve. Set forth below is a brief description of this disagreement.

      In the third quarter of 2002 the Company completed a review of its warranty reserves, and concluded that a reduction of approximately $17.0 million was warranted. This non-cash adjustment would result in an increase to the Company’s income in the period in which the adjustment is taken. While KPMG did not object to the magnitude of the reduction, management and KPMG could not agree on the proper period or periods in which to record the adjustment. Management believed that the reduction was the result of a current change in the estimation process, and that therefore the entire reduction should be reflected in the third quarter. KPMG ultimately advised the Company that a substantial portion of the reduction related to periods prior to 2002, and the Company’s financial statements for prior periods should be restated for a correction of an error to reflect the warranty reserve based upon the best information available to the Company at the time those prior period financial statements were prepared. Despite lengthy discussions between management and KPMG, including consultation with the staff of the Securities and Exchange Commission, management and KPMG could not reach agreement on a proper accounting treatment.

      The Audit Committee and the Audit Committee Chairman reviewed the matter with management and KPMG on several occasions, both informally and at formal meetings of the Audit Committee. Meanwhile, the Company’s filing of its Form 10-Q for the quarter ended September 30, 2002 was delayed. Ultimately, the Audit Committee recommended to the Board of Directors that a new auditor be engaged to assist in bringing the matter to a conclusion. The Board agreed that, without regard to the ultimate resolution of the warranty issue, it would be in the Company’s best interests to change auditors at that time. The Company authorized KPMG to respond fully to the inquiries of the successor accountant concerning the disagreement.

      The Company’s Board of Directors, upon recommendation of the Audit Committee, approved the appointment of Deloitte & Touche LLP (“Deloitte & Touche”) effective December 12, 2002, subject to Deloitte & Touche’s customary new client acceptance procedures which were completed December 17, 2002, as the Company’s independent auditors for 2002 and until otherwise replaced. During the two fiscal years ended December 31, 2001, and the subsequent interim period prior to the appointment of Deloitte & Touche, the Company did not consult with Deloitte & Touche regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K. For a discussion of the final accounting treatment of the warranty reserve reduction and the effect on the Company’s financial statements if the reduction had not been recorded in 2002, see Note 3, “Change in Accounting Estimate,” to the Company’s consolidated financial statements.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 4 of this Form 10-K. The other information required by Item 10 has been included in the Company’s definitive Proxy Statement under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Commission within 120 days after the end of fiscal 2002 (April 30, 2003) pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.     Executive Compensation

      The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 is included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers,” “Report of the Compensation and Management Succession Committee and the Stock Option Committee (Employee Plans) of the Board of Directors,” “Performance Graph” and “Board of Directors,” to be filed with the Commission within 120 days after the end of fiscal 2002 (April 30, 2003) pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 is included in Item 5 of this report and the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal 2002 (April 30, 2003) pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers — Compensation Committee Interlocks and Insider Participation,” to be filed with the Commission within 120 days after the end of fiscal 2002 (April 30, 2003) pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14.     Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Commission.

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation. Since there were no significant deficiencies or material weaknesses identified in the Company’s internal controls, the Company did not take any corrective actions.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

      1.        Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-40:

Consolidated Balance Sheets at December 31, 2002 and 2001;

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000;

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000;

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000;

Notes to Consolidated Financial Statements; and

Reports of Independent Auditors and Independent Public Accountants.

      2.         Financial Statement Schedule. The following consolidated financial statement schedule of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part IV, Item 15 of this Form 10-K, is included in this Annual Report on Form 10-K on pages S-1 through S-4:

Schedule II — Consolidated Valuation and Qualifying Accounts; and

Reports of Independent Auditors and Independent Public Accountants on Financial Statement Schedule.

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

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).
3.2	Second Amended and Restated Bylaws, as amended and restated as of February 27, 2003.†
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).
4.2	Rights Agreement by and between the Company and Mellon Investor Services LLC (f/k/a Chemical Mellon Shareholder Services) as Rights Agent, dated as of June 21, 1995, incorporated herein by this reference to Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
4.3	First Amendment to Rights Agreement, effective June 22, 2001, by and between the Company and Mellon Investor Services LLC, as Rights Agent, incorporated herein by this reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

4.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock, incorporated herein by this reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
Executive Compensation Arrangements and Indemnification Agreements
10.1	Second Amended Executive Officer Employment Agreement, effective as of June 1, 2002, by and between the Company and Ronald A. Drapeau, incorporated herein by this reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002 (file no. 1-10962).
10.2	Executive Officer Employment Agreement, entered into as of January 1, 2000, by and between the Company and Ely Callaway, incorporated herein by this reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).
10.3	First Amendment to Executive Officer Employment Agreement, effective as of November 13, 2000, by and between the Company and Ely Callaway, incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).
10.4	Executive Officer Employment Agreement by and between the Company and Richard Helmstetter entered into as of January 1, 1998, incorporated herein by this reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998 (file no. 1-10962).
10.5	First Amended Executive Officer Employment Agreement, effective as of June 1, 2002, by and between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002 (file no. 1-10962).
10.6	First Amended Executive Officer Employment Agreement, effective as of June 1, 2002, by and between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002 (file no. 1-10962).
10.7	Executive Officer Employment Agreement, effective November 6, 2002, by and between the Company and Patrice Hutin.†
10.8	First Amended Executive Officer Employment Agreement, effective as of June 1, 2002, by and between the Company and Robert A. Penicka, incorporated herein by this reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002 (file no. 1-10962).
10.9	Amended and Restated Executive Officer Employment Agreement, entered into as of October 1, 2002, by and between the Company and Ian B. Rowden.†
10.10	Executive Officer Employment Agreement, entered into as of September 1, 2000, between the Company and Michael W. McCormick, incorporated herein by this reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000 (file no. 1-10962).
10.11	Separation Agreement and General Release, made as of August 31, 2002, by and between Michael W. McCormick and the Company.†
10.12	Stock Option Agreement by and between the Company and Charles J. Yash dated as of May 10, 1996, incorporated herein by this reference to Exhibit 10.14 in the Company’s Registration Statement on Form S-8, as filed with the Commission on July 11, 1996
(file no. 333-5721).
10.13	Resignation and Consulting Agreement with Mutual Releases, entered into as of May 31, 2001, by and between the Company and Charles J. Yash, incorporated herein by this reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 14, 2001 (file no. 1-10962).

10.14	Release by Charles J. Yash, effective May 31, 2001, incorporated herein by this reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 14, 2001 (file no. 1-10962).
10.15	Employment Agreement, entered into as of January 1, 2000, between the Company and Bruce Parker, incorporated herein by this reference to Exhibit 10.17 in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 31, 2000 (file no. 1-10962).
10.16	Callaway Golf Company Executive Deferred Compensation Plan (as amended and restated, effective August 22, 2000), incorporated herein by this reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000 (file no. 1-10962).
10.17	Second Amendment to Callaway Golf Company Executive Deferred Compensation Plan, incorporated herein by this reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the Commission on May 10, 2002 (file no. 1-10962).
10.18	Callaway Golf Company 1998 Executive Non-Discretionary Bonus Plan, incorporated herein by this reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, as filed with the Commission on May 15, 1997 (file no. 1-10962).
10.19	Callaway Golf Company 1991 Stock Incentive Plan (as amended and restated August 15, 2000), incorporated herein by this reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).
10.20	Callaway Golf Company 1995 Employee Stock Incentive Plan (as amended and restated November 7, 2001).†
10.21	Amended and Restated 1996 Stock Option Plan (as amended and restated May 3, 2000), incorporated herein by this reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).
10.22	Callaway Golf Company 1998 Stock Incentive Plan (as amended and restated August 15, 2000), incorporated herein by this reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).
10.23	Callaway Golf Company Non-Employee Directors Stock Option Plan (as amended and restated August 15, 2000), incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).
10.24	Callaway Golf Company 2001 Non-Employee Directors Stock Option, incorporated herein by this reference to Appendix A to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on March 27, 2000 (file no. 1-10962).
10.25	Indemnification Agreement, dated as of July 1, 1999, by and between Callaway Golf Company and William C. Baker, incorporated herein by this reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
10.26	Indemnification Agreement, effective June 7, 2001, by and between the Company and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).
10.27	Indemnification Agreement, dated July 1, 1999, by and between Callaway Golf Company and Vernon E. Jordan, Jr., incorporated herein by this reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

10.28	Indemnification Agreement, dated July 1, 1999, by and between Callaway Golf Company and Yotaro Kobayashi, incorporated herein by this reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999
(file no. 1-10962).
10.29	Indemnification Agreement, dated July 1, 1999, by and between Callaway Golf Company and Richard L. Rosenfield, incorporated herein by this reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
Other Contracts
10.30	Master Energy Purchase and Sale Agreement and related Confirmation letter, each entered into as of April 12, 2001, by and between Enron Energy Services, Inc. and the Company, incorporated herein by this reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 14, 2001 (file no. 1-10962).
10.31	Amended and Restated Credit Agreement, dated as of February 10, 1999, by and among the Company, as Borrower, the other credit parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time and General Electric Capital Corporation, as Agent and Lender, incorporated herein by this reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999
(file no. 1-10962).
10.32	First Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2000, by and among the Company, the other credit parties signatory to the Amended and Restated Credit Agreement, the lenders signatory to this Amendment, and General Electric Capital Corporation, incorporated herein by this reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Commission on May 15, 2000 (file no. 1-10962).
10.33	Second Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated December 29, 2000, by and among the Company, the other credit parties to the Amended and Restated Credit Agreement, the lenders signatory to this Amendment and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).
10.34	Third Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of March 19, 2001, by and among the Company, the other credit parties to the Amended and Restated Credit Agreement, the lenders signatory to this Amendment and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the Commission on May 15, 2001 (file no. 1-10962).
10.35	Fourth Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of December 31, 2001, by and among the Company, the other credit parties to the Amended and Restated Credit Agreement, the lenders signatory to this Amendment and General Electric Capital Corporation.†
10.36	Fifth Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of February 25, 2003, by and among the Company, the other credit parties to the Amended and Restated Credit Agreement, the lenders signatory to this Amendment and General Electric Capital Corporation.†
10.37	Receivables Transfer Agreement, dated as of February 10, 1999, by and among Callaway Golf Sales Company and Odyssey Golf, Inc, incorporated herein by this reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).

10.38	Receivables Transfer Agreement, dated as of February 10, 1999, by and among the Company, as Parent Guarantor, Callaway Golf Sales Company, as the CGS Originator and as Servicer, and Golf Funding Corporation, incorporated herein by this reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).
10.39	Receivables Purchase and Servicing Agreement, dated as of February 10, 1999, by and among Golf Funding Corporation, as Seller, Redwood Receivables Corporation, as Purchaser, Callaway Golf Sales Company, as Servicer, and General Electric Capital Corporation, as Operating Agent and Collateral Agent, incorporated herein by this reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K dated February 25, 1999, as filed with the Commission on February 25, 1999 (file no. 1-10962).
10.40	First Amendment to Receivables Transfer Agreement, dated as of April 28, 2000, by and among Callaway Golf Sales Company, Callaway Golf Company and Golf Funding Corporation, Redwood Receivables Corporation and General Electric Capital Corporation, incorporated herein by this reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Commission on May 15, 2000 (file no. 1-10962).
10.41	Second Amendment and Limited Waiver to Receivables Transfer Agreement and First Amendment to Annex X, dated December 29, 2000, by and among the Company, Callaway Golf Sales Company, Callaway Golf Funding Corporation, Redwood Receivables Corporation, and General Electric Capital Corporation, incorporated herein by this reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).
10.42	Limited Waiver to Receivables Transfer Agreement, dated as of March 19, 2001, by and among Callaway Golf Funding, the Company, Callaway Golf Sales Company, Redwood Receivables Corporation and General Electric Capital Corporation, incorporated herein by this reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the Commission on May 15, 2001 (file no. 1-10962).
10.43	Receivables Purchase Termination and Reconveyance Agreement, dated February 26, 2003, among Golf Funding Corporation, Callaway Golf Sales Company, Redwood Receivables Corporation and General Electric Capital Corporation.†
10.44	Trust Agreement by and between Callaway Golf Company and Sanwa Bank California, as Trustee, for the benefit of participating employees, dated July 14, 1995, incorporated herein by this reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Commission on November 14, 1995 (file no. 1-10962).
10.45	Amendment No. 1 to Trust Agreement, effective as of June 29, 2001, by Callaway Golf Company with the consent of Arrowhead Trust Incorporated, incorporated herein by this reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).
10.46	Assignment and Assumption Agreement, effective as of April 24, 2000, by and among Callaway Golf Company, Sanwa Bank California and Arrowhead Trust Incorporated, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).
10.47	Trademark License Agreement effective as of March 9, 1999, by and between Callaway Golf Company and Callaway Golf Media Ventures, LLC., incorporated herein by this reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999 (file no. 1-10962).
16.1	Letter dated June 19, 2001 from PricewaterhouseCoopers LLP to the Commission, incorporated herein by this reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated June 15, 2002, as filed with the Commission on June 20, 2001 (file no. 1-10962).
16.2	Letter dated March 22, 2002 from Arthur Andersen LLP to the Commission, incorporated herein by this reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, dated March 22, 2002, as filed with the Commission on March 28, 2002 (file no. 1-10962).

16.3	Letter dated December 19, 2002 from KPMG LLP to the Commission, incorporated herein by this reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, dated December 12, 2002, as filed with the Commission on December 19, 2002 (file no. 1-10962).
21.1	List of Subsidiaries.†
23.1	Consent of Deloitte & Touche LLP.†
23.2	Note Regarding Arthur Andersen LLP.†
23.3	Consent of PricewaterhouseCoopers LLP.†
24.1	Form of Power of Attorney.†
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.†
99.2	Letter dated March 21, 2002 from the Company to the Commission, incorporated herein by this reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

†	Included in this Report

      (b) Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K, dated December 12, 2002, as filed with the Commission on December 19, 2002, reporting a disagreement with the Company’s auditors and a change in auditors.

      The Company filed a Current Report on Form 8-K, dated December 3, 2002, as filed with the Commission on the same date, reporting the scheduled date for the Company’s 2003 annual meeting of shareholders and the deadline for submitting shareholder proposals. In addition, the Company included an update to its corporate governance policies and practices.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ RONALD A. DRAPEAU

Ronald A. Drapeau
Chairman, President and Chief Executive Officer

Date: March 14, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities, and as of the dates, indicated.

Signature		Title	Date

Principal Executive Officer:

/s/ RONALD A. DRAPEAU Ronald A. Drapeau		Chairman of the Board, President and Chief Executive Officer	March 14, 2003

Principal Financial Officer:

/s/ BRADLEY J. HOLIDAY Bradley J. Holiday		Executive Vice President and Chief Financial Officer	March 14, 2003

Principal Accounting Officer:

/s/ DENNIS R. SECOR Dennis R. Secor		Vice President, Controller and Chief Accounting Officer	March 14, 2003

Directors:

* William C. Baker		Director	March 14, 2003

* Ronald S. Beard		Director	March 14, 2003

* Vernon E. Jordan, Jr.		Director	March 14, 2003

* Yotaro Kobayashi		Director	March 14, 2003

* Richard L. Rosenfield		Director	March 14, 2003

By:	/s/ BRADLEY J. HOLIDAY Bradley J. Holiday, Attorney-in-fact

CERTIFICATIONS

      Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer of Callaway Golf Company, as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, and 17 C.F.R. § 240.13a-14.

Certification of Chief Executive Officer

I, Ronald A. Drapeau, certify that:

      1. I have reviewed this annual report on Form 10-K of Callaway Golf Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RONALD A. DRAPEAU

Ronald A. Drapeau
Chairman, President and
Chief Executive Officer

Dated: March 14, 2003

Certification of Chief Financial Officer

I, Bradley J. Holiday, certify that:

      1. I have reviewed this annual report on Form 10-K of Callaway Golf Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRADLEY J. HOLIDAY

Bradley J. Holiday
Executive Vice President and Chief Financial Officer

Dated: March 14, 2003

CALLAWAY GOLF COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$108,452	$84,263
Marketable securities	—	6,422
Accounts receivable, net	63,867	48,653
Inventories, net	151,760	167,760
Deferred taxes	34,519	27,266
Other current assets	10,429	20,327

Total current assets	369,027	354,691
Property, plant and equipment, net	167,340	133,250
Intangible assets, net	103,115	104,467
Goodwill	18,202	16,846
Deferred taxes	5,216	20,282
Other assets	16,945	18,066

	$679,845	$647,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$61,720	$38,261
Accrued employee compensation and benefits	23,168	25,301
Accrued warranty expense	13,464	34,864
Note payable, current portion	3,160	2,374
Income taxes payable	7,649	1,074

Total current liabilities	109,161	101,874
Long-term liabilities:
Deferred compensation	7,375	8,297
Energy derivative valuation account	19,922	19,922
Note payable, net of current portion	—	3,160
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at December 31, 2002 and 2001	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 83,577,427 shares and 82,694,173 shares issued at December 31, 2002 and 2001, respectively	836	827
Additional paid-in capital	371,496	419,541
Unearned compensation	(15)	(211)
Retained earnings	439,454	388,609
Accumulated other comprehensive loss	(3,847)	(4,399)
Less: Grantor Stock Trust held at market value, 10,128,723 shares and 10,764,690 shares at December 31, 2002 and 2001, respectively	(134,206)	(206,144)

	673,718	598,223
Less: Common Stock held in treasury, at cost, 7,772,378 shares and 4,939,000 shares at December 31, 2002 and 2001, respectively	(130,331)	(83,874)

Total shareholders’ equity	543,387	514,349

	$679,845	$647,602

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2002		2001		2000

Net sales	$792,064	100%	$816,163	100%	$837,627	100%
Cost of sales	393,068	50%	411,585	50%	440,119	53%

Gross profit	398,996	50%	404,578	50%	397,508	47%
Selling expenses	200,153	25%	188,306	23%	170,541	20%
General and administrative expenses	56,580	7%	71,058	9%	70,333	8%
Research and development expenses	32,182	4%	32,697	4%	34,579	4%

Total operating expenses	288,915	36%	292,061	36%	275,453	33%
Income from operations	110,081	14%	112,517	14%	122,055	15%
Interest and other income, net	3,250		7,149		8,791
Interest expense	(1,660)		(1,552)		(1,524)
Unrealized energy derivative losses	—		(19,922)		—

Income before income taxes and cumulative effect of accounting change	111,671	14%	98,192	12%	129,322	16%
Income taxes	42,225		39,817		47,366

Income before cumulative effect of accounting change	69,446		58,375		81,956
Cumulative effect of accounting change	—		—		(957)

Net income	$69,446	9%	$58,375	7%	$80,999	10%

Earnings per common share:
Basic
Income before cumulative effect of accounting change	$1.04		$0.84		$1.17
Cumulative effect of accounting change	—		—		(0.01)

	$1.04		$0.84		$1.16

Diluted
Income before cumulative effect of accounting change	$1.03		$0.82		$1.14
Cumulative effect of accounting change	—		—		(0.01)

	$1.03		$0.82		$1.13

Common equivalent shares:
Basic	66,517		69,809		69,946
Diluted	67,274		71,314		71,412

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$69,446	$58,375	$80,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,640	37,467	40,249
Loss on disposal of assets	1,168	1,824	342
Loss on purchase of leased equipment	2,318	—	—
Tax benefit from exercise of stock options	5,479	14,520	6,806
Non-cash compensation	314	342	2,157
Non-cash energy derivative losses	—	19,922	—
Net non-cash foreign currency hedging gains	(4,238)	(4,748)	(1,410)
Net gains from sale of marketable securities	(37)	—	—
Deferred taxes	11,357	1,732	4,906
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(9,279)	3,182	(9,047)
Inventories, net	21,785	(37,147)	(39,402)
Other assets	10,202	5,630	(3,074)
Accounts payable and accrued expenses	11,579	3,936	2,638
Accrued employee compensation and benefits	(2,383)	2,848	1,623
Accrued warranty expense	(21,400)	(4,499)	3,258
Income taxes payable	6,185	(1,644)	4,088
Accrued restructuring costs	—	—	(1,379)
Deferred compensation	(922)	(1,587)	(1,691)

Net cash provided by operating activities	139,214	100,153	91,063

Cash flows from investing activities:
Capital expenditures	(73,502)	(35,274)	(28,386)
Acquisitions, net of cash acquired	—	(5,758)	(444)
Investment in marketable securities	—	(6,422)	—
Proceeds from sale of marketable securities	6,998	—	—
Cash paid for investment	(2,000)	—	—
Proceeds from sale of capital assets	871	4,629	244

Net cash used in investing activities	(67,633)	(42,825)	(28,586)

Cash flows from financing activities:
Payments on note payable	(2,374)	(1,168)	—
Issuance of Common Stock	18,305	50,651	28,233
Acquisition of Treasury Stock	(46,457)	(104,049)	(80,469)
Dividends paid, net	(18,601)	(19,447)	(19,538)
Proceeds from sale-leaseback of equipment	—	—	1,268

Net cash used in financing activities	(49,127)	(74,013)	(70,506)

Effect of exchange rate changes on cash and cash equivalents	1,735	(1,648)	(1,977)

Net increase (decrease) in cash and cash equivalents	24,189	(18,333)	(10,006)
Cash and cash equivalents at beginning of year	84,263	102,596	112,602

Cash and cash equivalents at end of year	$108,452	$84,263	$102,596

Supplemental disclosures:
Marketable securities received upon demutualization of insurance provider	$540	$—	$—
Unrealized loss on marketable securities	$(92)	$—	$—
Issuance of note payable for acquisition of intangible assets	$—	$6,702	$—
Cancellation of restricted Common Stock	$—	$992	$217
Common Stock issued for acquisition of intangible assets	$—	$516	$—
Cash paid for interest and fees	$(953)	$(977)	$(805)
Cash paid for income taxes	$(16,628)	$(25,738)	$(29,245)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)

						Accumulated
	Common Stock		Additional			Other	Grantor	Treasury Stock
			Paid-in	Unearned	Retained	Comprehensive	Stock				Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	Trust	Shares	Amount	Total	Income

Balance, December 31, 1999	76,302	$763	$307,329	$(2,784)	$288,090	$280	$(93,744)	—	$—	$499,934

Exercise of stock options	2,252	23	23,932	—	—	—	—	—	—	23,955
Tax benefit from exercise of stock options	—	—	6,806	—	—	—	—	—	—	6,806
Cancellation of Restricted Common Stock	(7)	—	(217)	217	—	—	—	—	—	—
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(4,815)	(80,469)	(80,469)
Compensatory stock and stock options	—	—	804	1,353	—	—	—	—	—	2,157
Employee stock purchase plan	412	4	4,274	—	—	—	—	—	—	4,278
Cash dividends	—	—	—	—	(21,022)	—	—	—	—	(21,022)
Dividends on shares held by Grantor Stock Trust	—	—	—	—	1,484	—	—	—	—	1,484
Adjustment of Grantor Stock
Trust shares to market value	—	—	4,969	—	—	—	(4,969)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	(5,422)	—	—	—	(5,422)	$(5,422)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(954)	—	—	—	(954)	(954)
Other	—	—	(132)	—	130	—	—	—	—	(2)
Net income	—	—	—	—	80,999	—	—	—	—	80,999	80,999

Balance, December 31, 2000	78,959	$790	$347,765	$(1,214)	$349,681	$(6,096)	$(98,713)	(4,815)	$(80,469)	$511,744	$74,263

Exercise of stock options	3,484	34	42,621	—	—	—	2,375	—	—	45,030
Tax benefit from exercise of stock options	—	—	14,520	—	—	—	—	—	—	14,520
Cancellation of Restricted Common Stock	(32)	—	(992)	992	—	—	—	—	—	—
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(6,001)	(104,049)	(104,049)
Compensatory stock and stock options	—	—	331	11	—	—	—	—	—	342
Employee stock purchase plan	283	3	2,244	—	—	—	3,374	—	—	5,621
Shares issued for intangible assets	—	—	(129)	—	—	—	—	40	645	516
Cash dividends	—	—	—	—	(21,717)	—	—	—	—	(21,717)
Dividends on shares held by Grantor Stock Trust	—	—	—	—	2,270	—	—	—	—	2,270
Addition to Grantor Stock Trust	—	—	(9,717)	—	—	—	(90,282)	5,837	99,999	—
Adjustment of Grantor Stock Trust shares to market value	—	—	22,898	—	—	—	(22,898)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	(3,297)	—	—	—	(3,297)	$(3,297)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	4,994	—	—	—	4,994	4,994
Net income	—	—	—	—	58,375	—	—	—	—	58,375	58,375

Balance, December 31, 2001	82,694	$827	$419,541	$(211)	$388,609	$(4,399)	$(206,144)	(4,939)	$(83,874)	$514,349	$60,072

Exercise of stock options	879	9	10,067	—	—	—	2,950	—	—	13,026
Tax benefit from exercise of stock options	—	—	5,479	—	—	—	—	—	—	5,479
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(2,833)	(46,457)	(46,457)
Compensatory stock and stock options	—	—	118	196	—	—	—	—	—	314
Employee stock purchase plan	4	—	(2,590)	—	—	—	7,869	—	—	5,279
Cash dividends	—	—	—	—	(21,502)	—	—	—	—	(21,502)
Dividends on shares held by Grantor Stock Trust	—	—	—	—	2,901	—	—	—	—	2,901
Adjustment of Grantor Stock
Trust shares to market value	—	—	(61,119)	—	—	—	61,119	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	5,602	—	—	—	5,602	$5,602
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(4,958)	—	—	—	(4,958)	(4,958)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(92)	—	—	—	(92)	(92)
Net income	—	—	—	—	69,446	—	—	—	—	69,446	69,446

Balance, December 31, 2002	83,577	$836	$371,496	$(15)	$439,454	$(3,847)	$(134,206)	(7,772)	$(130,331)	$543,387	$69,998

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     The Company

      Callaway Golf Company (“Callaway Golf” or the “Company”) was incorporated in California in 1982 and was reincorporated in Delaware in 1999. The Company designs, manufactures and sells high-quality, innovative golf clubs and golf balls and also sells golf accessories. Callaway Golf’s primary products for the periods presented include Great Big Bertha Hawk Eye and Big Bertha Hawk Eye VFT Titanium Metal Woods, ERC Forged Titanium Drivers and ERC II Forged Titanium Metal Woods, Great Big Bertha II Titanium Metal Woods and Great Big Bertha II+ Titanium Drivers, Big Bertha Steelhead Plus and Big Bertha Steelhead III Metal Woods, Big Bertha C4 Drivers, Great Big Bertha Hawk Eye and Great Big Bertha Hawk Eye VFT Tungsten Injected Titanium Irons, Steelhead X-14 and Big Bertha Irons, Odyssey putters and wedges, Callaway Golf wedges, golf balls, golf bags and other golf accessories. The golf ball product line includes the Rule 35, CB1, CTU 30, HX, HX 2-Piece, and Warbird golf balls.

Note 2.     Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements for the periods presented include the accounts of the Company and its subsidiaries, Callaway Golf Sales Company, Golf Funding Corporation (“Golf Funding”), Callaway Golf Ball Company, Odyssey Golf, Inc. (“Odyssey”), CGV, Inc., Callaway Golf Media Ventures (“CGMV”), Callaway Golf Europe Ltd., Callaway Golf Europe, S.A., Callaway Golf K.K. (formerly named ERC International Company), Callaway Golf (Germany) GmbH, Callaway Golf Canada Ltd., Callaway Golf Korea, Ltd., Callaway Golf South Pacific PTY Ltd. and Callaway Golf Company Grantor Stock Trust. All intercompany transactions and balances have been eliminated. Callaway Golf Ball Company was merged with the Company as of December 29, 2000.

Acquisitions

      During the first quarter of 2001, the Company acquired distribution rights and substantially all of the assets from its distributors in Spain and Australia for $4,400,000 and $1,400,000, respectively. These acquisitions were accounted for using the purchase method. These acquisitions are not considered significant business combinations. Accordingly, pro forma financial information is not presented.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include provisions for warranty, uncollectable accounts receivable, inventory obsolescence, market value estimates of derivative instruments and recoverability of long-lived assets. Actual results may materially differ from these estimates. On an on-going basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.

Revenue Recognition

      Sales are recognized net of an allowance for sales returns and sales programs when both title and risk of loss transfer to the customer. The Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) in the fourth quarter of 2000 with an effective date of January 1, 2000. As a result of the adoption of SAB No. 101, the Company recognized a cumulative effect

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment of $957,000 in the Consolidated Statement of Operations for the year ended December 31, 2000 to reflect the change in the Company’s revenue recognition policy from shipping point to the time both legal and practical risk of loss transfers to the customer.

      Amounts billed to customers for shipping and handling are included in net sales and costs incurred related to shipping and handling are included in cost of sales.

      Royalty income is recorded as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements (Note 14).

Warranty Policy

      The Company has a stated two-year warranty policy for its golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating its future warranty obligations the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Beginning balance	$34,864	$39,363	$36,105
Provision(1)	(6,987)	9,527	17,675
Claims paid/costs incurred	(14,413)	(14,026)	(14,417)

Ending balance	$13,464	$34,864	$39,363

(1)	In the third quarter of 2002, the Company changed its methodology of estimating warranty accruals and reduced its warranty reserve by approximately $17,000,000. The change in methodology has been accounted for as a change in accounting principle inseparable from a change in estimate (Note 3).

Fair Value of Financial Instruments

      The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables, forward foreign currency exchange contracts (Note 7) and its credit facilities (Note 6). The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates. During 2001, the Company also entered into an energy contract accounted for as a derivative instrument that has been recorded based on estimated fair values through the effective date of termination (see Notes 7 and 12).

Advertising Costs

      The Company advertises primarily through television and print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2002, 2001 and 2000 were $44,001,000, $44,707,000 and $35,100,000, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Costs

      Research and development costs are expensed as incurred.

Foreign Currency Translation and Transactions

      The Company’s foreign subsidiaries utilize their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into United States dollars using the current exchange rate at the balance sheet date for assets and liabilities and the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in shareholders’ equity. Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur or, for hedging contracts, when the underlying hedged transaction affects earnings. The Company recorded transaction gains of $2,046,000 and $2,533,000 in 2002 and 2001, respectively, and transaction losses of $147,000 in 2000, in interest and other income, net.

Derivatives and Hedging

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As amended, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in income or other comprehensive income, depending on whether the derivatives are designated as hedges and, if so, the types and effectiveness of hedges.

      In the fourth quarter of 2000, the Company began hedging a portion of its anticipated intercompany sales of inventory denominated in foreign currencies using forward foreign currency exchange rate contracts. The purpose of these derivative instruments is to minimize the variability of cash flows associated with the anticipated transactions being hedged. As changes in foreign currency rates impact the United States dollar value of anticipated transactions, the fair value of the forward contracts also changes, providing a synthetic offset to foreign currency rate fluctuations. During the second quarter of 2001, the Company entered into a derivative commodity instrument as part of a comprehensive strategy to ensure the uninterrupted supply of electricity while capping electricity costs in the volatile California energy market. Additional information about the Company’s use of derivative instruments is presented in Notes 7 and 12.

Earnings Per Common Share

      Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include shares owned by the Callaway Golf Company Grantor Stock Trust, options issued pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan and rights to purchase preferred shares under the Callaway Golf Company Shareholder Rights Plan (Note 9). Dilutive securities related to the Callaway Golf Company Grantor Stock Trust and the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Under the treasury stock method, the dilutive securities related to the Callaway Golf Company Grantor Stock Trust do not have any impact upon the diluted earnings per common share. Dilutive securities related to the Employee Stock Purchase Plan are calculated by dividing the average withholdings during the period by 85% of the lower of the offering period price or the market value at the end

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the period. The dilutive effect of rights to purchase preferred shares under the Callaway Golf Shareholder Rights Plan have not been included as dilutive securities because the conditions necessary to cause these rights to be exercisable were not met. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the years ended December 31, 2002, 2001 and 2000 is presented in Note 8.

Cash and Cash Equivalents

      Cash equivalents are highly liquid investments purchased with original maturities of three months or less.

Marketable Securities and Other Investments

      The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at quoted fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are carried at quoted fair value, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated other comprehensive income. Investments in limited partnerships that do not have readily determinable fair values are stated at cost and are reported in other assets. Realized gains and losses are determined using the specific identification method and are included in interest and other income, net.

      Marketable securities at December 31, 2002 were $26,000 and consisted primarily of investments in public corporations, which are classified as available-for-sale securities within other assets. Marketable securities at December 31, 2001 were classified as available-for-sale securities and included $6,422,000 of short-term investments related to Company-owned life insurance and $118,000 of long-term investments in public corporations. Proceeds from the sale of available-for-sale securities for the year ended December 31, 2002 were $6,998,000 and there were no proceeds in 2001 and 2000. For the years ended December 31, 2002, 2001 and 2000, the Company recorded $95,000, $1,597,000 and $57,000, respectively of realized gains on available-for-sale securities sold and unrealized and realized gains on trading securities in interest and other income, net.

Inventories

      Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead costs.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	10-30 years
Machinery and equipment	5-15 years
Furniture, computers and equipment	3-5 years
Production molds	2 years

      Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. Replacements are capitalized and the property, plant, and equipment accounts are relieved of the items being replaced. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in income. Construction in process consists primarily of store display equipment not yet assembled and installed, in-process internally developed software and unfinished molds that have not yet been placed in service.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct external costs incurred to develop internal-use software during the development stage are capitalized and amortized using the straight-line method over the remaining estimated useful lives. Costs such as maintenance and training are expensed as incurred.

      In September 2000, the Company completed an extensive upgrade of its enterprise-wide business software system to a more current release. The upgrade included improved functionalities and provides the Company the opportunity to build upon its investment in the software. As a result of this upgrade, the Company expects that this business system will have a greater useful life to the Company than originally estimated. Therefore, in fiscal 2000, the Company extended the estimated useful life of its business system by three years. For the years ended December 31, 2002, 2001 and 2000, the effect of this change in accounting estimate reduced depreciation expense by $2,010,000, $3,892,000 and $1,319,000, respectively, and increased net income by $1,250,000, $2,314,000 and $791,000, respectively. The resulting increase in net income increased the Company’s earnings per diluted share by $0.02, $0.03 and $0.01 for the years ended December 31, 2002, 2001 and 2000, respectively.

      In August 2002, the Company purchased previously leased manufacturing equipment utilized in the Company’s golf ball operations. In December 1998, the Company entered into a master lease agreement for the acquisition and lease of golf ball equipment. By December 31, 1999, the Company had finalized its lease program and leased $50,000,000 of equipment under the operating lease. On February 11, 2002, pursuant to the master lease agreement, the Company notified the lessor of its election to purchase the leased equipment in August 2002 which was the end of the initial lease term. During the third quarter of 2002, pursuant to the master lease agreement and the Company’s February 11, 2002 notice, the Company paid $50,800,000 in full satisfaction of the purchase price of the leased equipment and recorded the $48,500,000 estimated fair value of the equipment in fixed assets. The estimated fair value of the equipment was based on an independent appraisal. The actual purchase price was dependent in part upon interest rates on the date of purchase. Due to a decline in interest rates, the actual purchase price exceeded the estimated fair value of the equipment. Therefore, in 2002, a charge of $2,300,000 was recorded in cost of sales.

Long-Lived Assets

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

      The Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group).

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

      Goodwill and intangible assets consist primarily of goodwill, trade name, trademark, trade dress, and patents resulting from the 1997 purchase of substantially all of the assets and certain liabilities of Odyssey Sports, Inc. and goodwill associated with the purchase of certain foreign distributors. During 2001 and 2000, goodwill and intangible assets were amortized using the straight-line method over periods ranging from three to 40 years.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, acquired intangible assets must be separately identified. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. In addition to goodwill, the Company’s intangible assets with indefinite lives consist of trade name, trademark and trade dress. In accordance with SFAS No. 142, the goodwill and other intangible assets with indefinite lives that were being amortized over periods ranging from five to 40 years follow the non-amortization approach beginning January 1, 2002. Patents and other intangible assets are amortized using the straight-line method over periods ranging from three to sixteen years (see Note 5).

Stock-Based Compensation

      The Company has stock-based employee compensation plans, which are described in Note 9. The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For the years ended December 31, 2002, 2001 and 2000, the Company recorded compensation expense of $184,000, $301,000 and $401,000, in net income as a result of the restricted stock awards granted in 1998. All other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income from operations for those awards. Pro forma disclosures of net income and earnings per share, as if the fair value-based method had been applied in measuring stock-based employee compensation expense, are presented in Note 9. Compensation expense for non-employee stock-based compensation awards is measured using the fair-value method.

Income Taxes

      Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) is the net change during the year in the deferred income tax asset or liability.

      Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries since such amounts are expected to be reinvested indefinitely. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized.

Interest and Other Income, Net

      Interest and other income, net includes royalty income, gains and losses on foreign currency transactions, interest income and gains and losses on investments to fund the deferred compensation plan, gains on the sale

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of marketable securities and losses generated from the sale of the Company’s excess energy supply. The components of interest and other income, net are as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Royalty income	$1,016	$3,231	$2,669
Net foreign currency gains (losses)	2,046	2,533	(147)
Net interest income and gains (losses) on deferred compensation plan assets	156	1,462	6,157
Gain on sale of securities	95	1,597	57
Net losses on excess energy sales	—	(2,052)	—
Other	(63)	378	55

	$3,250	$7,149	$8,791

Comprehensive Income

      Components of comprehensive income are reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income, unrealized gains or losses on cash flow hedges, foreign currency translation adjustments and unrealized gains or losses on marketable securities. Since the Company has met the indefinite reversal criteria, it does not accrue income taxes on foreign currency translation adjustments. During 2002, the Company recorded $4,958,000, net of tax benefit of $2,829,000, related to net unrealized losses on cash flow hedges. During 2002, gains of $171,000 were reclassified to earnings as a result of the discontinuance of cash flow hedges. The components of accumulated other comprehensive income are as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Unrealized gains (losses) on cash flow hedges	$(918)	$4,040	$(954)
Equity adjustment from foreign currency translation	(2,837)	(8,439)	(5,142)
Unrealized losses on marketable securities	(92)	—	—

	$(3,847)	$(4,399)	$(6,096)

Segment Information

      The Company utilizes the management approach to report segment information. The Company’s operating segments are organized on the basis of products and consist of Golf Clubs and Golf Balls. The Golf Clubs segment primarily consists of Callaway Golf titanium and stainless steel metal woods and irons, Callaway Golf and Odyssey putters and wedges and golf-related accessories. The Golf Balls segment consists of golf balls that are designed, manufactured and sold by the Company. The Company also discloses information about geographic areas. This information is presented in Note 13.

Diversification of Credit Risk

      The Company’s financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents, marketable securities, trade receivables and foreign currency contracts.

      The Company may invest its excess cash in money market accounts and U.S. Government securities and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

      The Company operates in the golf equipment industry and primarily sells its products to golf equipment retailers, directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. Furthermore, managing customer-related credit risk is more difficult in regions outside of the United States. During 2002, 2001 and 2000, approximately 45%, 46% and 46%, respectively, of the Company’s net sales were made in regions outside of the United States. An adverse change in either economic conditions abroad or in the Company’s relationship with significant foreign retailers could significantly increase the Company’s credit risk related to its international operations.

      The Company enters into forward exchange rate contracts and put or call options for the purpose of hedging foreign exchange rate exposures on existing or anticipated transactions. In the event of a failure to honor one of these contracts by one of the banks with which the Company has contracted, management believes any loss would be limited to the exchange rate differential from the time the contract was made until the time it was compensated.

      During the second quarter of 2001, the Company entered into a long-term, fixed-price, fixed-capacity, energy supply contract as part of a comprehensive strategy to ensure the uninterrupted supply of energy while capping electricity costs in the volatile California energy market. During the fourth quarter of 2001, the energy supplier filed for bankruptcy protection and the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. As a result, the Company began procuring energy from an alternative source at current market rates.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes that the adoption of FIN No. 46 will not have a material impact on its financial position or results of operations because the Company has no variable interest entities.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the year ended December 31, 2002 (see Note 9) and must also provide the disclosures in its quarterly

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003.

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 has not had a material impact on the Company’s results of operations or financial position.

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be adopted on January 1, 2003. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 has not had and is not expected to have a material impact on the Company’s results of operations or financial position.

Reclassifications

      Certain prior period amounts have been reclassified to conform with the current period presentation (Note 5).

Note 3.     Change in Accounting Estimate

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Beginning in the second quarter of 2001, the Company began to compile data that illustrated the timing of warranty claims in relation to product life cycles. In the third quarter of 2002, the Company determined it had gathered sufficient data and concluded it should enhance its warranty accrual estimation methodology to utilize the additional data. The analysis of the data, in management’s judgment, provided management with more insight into timing of claims and demonstrated that some product failures are more likely to occur early in a product’s life cycle while other product failures occur in a more linear fashion over the product’s life cycle. As a result of its analysis of the recently collected additional information, the Company believes it has gained better insight and improved judgment to more accurately project the ultimate failure rates of its products. As a result of this refinement in its methodology, the Company concluded that it should change its methodology of estimating warranty accruals and reduce its warranty reserve by approximately $17,000,000. The $17,000,000 reduction is recorded in cost of sales and favorably impacted gross profit as a percentage of net sales by 2 percentage points for the year ended December 31, 2002. The change in methodology has been accounted for as a change in accounting principle inseparable from a change in estimate.

      The following summarizes what net income and earnings per share would have been had the warranty reserve adjustment, adjusted for taxes, been excluded from reported results:

	Year Ended December 31,

	2002	2001	2000

	(In thousands,
	except per share amounts)
Reported net income	$69,446	$58,375	$80,999
Non-cash warranty reserve adjustment, net of tax	(10,589)	—	—

Adjusted net income	$58,857	$58,375	$80,999

Basic earnings per share:
Reported net income	$1.04	$0.84	$1.16
Non-cash warranty reserve adjustment, net of tax	(0.16)	—	—

Adjusted net income	$0.88	$0.84	$1.16

Diluted earnings per share:
Reported net income	$1.03	$0.82	$1.13
Non-cash warranty reserve adjustment, net of tax	(0.16)	—	—

Adjusted net income	$0.87	$0.82	$1.13

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.     Selected Financial Statement Information

	December 31,

	2002	2001

	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$69,341	$53,810
Allowance for doubtful accounts	(5,474)	(5,157)

	$63,867	$48,653

Inventories, net:
Raw materials	$63,953	$67,336
Work-in-process	2,550	2,179
Finished goods	102,018	105,381

	168,521	174,896
Reserve for excess and obsolescence	(16,761)	(7,136)

	$151,760	$167,760

Property, plant and equipment, net:
Land	$10,533	$10,533
Buildings and improvements	89,630	84,687
Machinery and equipment	114,635	67,329
Furniture, computers and equipment	79,891	65,300
Production molds	26,059	31,371
Construction-in-process	5,537	7,025

	326,285	266,245
Accumulated depreciation	(158,945)	(132,995)

	$167,340	$133,250

Accounts payable and accrued expenses:
Accounts payable	$18,544	$11,541
Accrued expenses	26,486	16,112
Accrued sales programs	16,690	10,608

	$61,720	$38,261

Accrued employee compensation and benefits:
Accrued payroll and taxes	$16,015	$19,313
Accrued vacation and sick pay	6,172	5,068
Accrued commissions	981	920

	$23,168	$25,301

Note 5.     Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. In addition, goodwill of $16,846,000 was

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reclassified from intangible assets, net and separately reported in the accompanying balance sheet as of December 31, 2001. The following sets forth the intangible assets by major asset class:

		December 31, 2002			December 31, 2001
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

	(In thousands)
Non-Amortizing
Trade name(1)		$62,013	$—	$62,013	$69,629	$7,616	$62,013
Trademark and trade dress(1)		26,577	—	26,577	29,841	3,264	26,577
Amortizing patents and other	3-16	20,224	5,699	14,525	22,067	6,190	15,877

Total intangible assets		$108,814	$5,699	$103,115	$121,537	$17,070	$104,467

(1)	Acquired during acquisition transactions.

      Aggregate amortization expense on intangible assets was approximately $1,683,000 for the year ended December 31, 2002. Amortization expense in each of the next five fiscal years and beyond is expected to be incurred as follows:

(In thousands)
2003	$1,487
2004	1,487
2005	1,472
2006	1,343
2007	1,341
Thereafter	7,395

$14,525

      In accordance with SFAS No. 142, the Company has completed the transitional impairment tests and fair value analysis for goodwill and other intangible assets, respectively, and there were no impairments or impairment indicators present and no loss was recorded during the year ended December 31, 2002. Changes in goodwill during the year ended December 31, 2002 were due to foreign currency fluctuations.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes what net income would have been had the non-amortization provisions of SFAS No. 142 been adopted over the entire reporting period, adjusted for taxes:

	Year Ended December 31,

	2002	2001	2000

	(In thousands,
	except for per share)
Reported net income	$69,446	$58,375	$80,999
Trade name amortization	—	1,044	1,044
Trademark and trade dress amortization	—	448	448
Goodwill amortization	—	2,153	1,487

Adjusted net income	$69,446	$62,020	$83,978

Basic earnings per share:
Reported net income	$1.04	$0.84	$1.16
Trade name amortization	—	0.01	0.01
Trademark and trade dress amortization	—	0.01	0.01
Goodwill amortization	—	0.03	0.02

Adjusted basic earnings per share	$1.04	$0.89	$1.20

Diluted earnings per share:
Reported net income	$1.03	$0.82	$1.13
Trade name amortization	—	0.01	0.02
Trademark and trade dress amortization	—	0.01	0.01
Goodwill amortization	—	0.03	0.02

Adjusted diluted earnings per share	$1.03	$0.87	$1.18

Note 6.     Debt

      The Company has a revolving credit facility of up to $120,000,000 (the “Amended Credit Agreement”). The Amended Credit Agreement is secured by substantially all of the assets of the Company and expires in February 2004. The Amended Credit Agreement bears interest at the Company’s election at (i) the London Interbank Offering Rate (“LIBOR”) plus a margin or (ii) the higher of the base rate on corporate loans at large U.S. money center commercial banks (prime rate) or the Federal Funds Rate plus 50 basis points. The Company’s right to borrow under this facility is subject to a borrowing base formula and certain other limitations. As of December 31, 2002, there were no borrowings outstanding under the Amended Credit Agreement.

      At December 31, 2002, in addition to the Amended Credit Agreement, the Company also had an accounts receivable securitization facility (the “Accounts Receivable Facility”). Under this facility the Company could sell its accounts receivable through its subsidiary (Golf Funding) to a securitization company on an ongoing basis, which could yield proceeds of up to $80,000,000, subject to meeting certain availability requirements under a borrowing base formula and other limitations. As of December 31, 2002, no amount was outstanding under the Accounts Receivable Facility. In February 2003, the Company terminated this facility.

      Fees incurred in connection with these facilities are recorded in interest expense. At the time the Company entered into these facilities, the Company paid certain fees, including an origination fee, which are amortized over the five year term of the facilities. The amortization of these fees is approximately

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$556,000 per year. The Company also paid unused facility fees for each of the facilities in the amount of approximately $300,000 per year.

      Both the Amended Credit Agreement and the Accounts Receivable Facility include certain restrictions, including restrictions on the amount of dividends the Company can pay and the amount of its own stock the Company can repurchase. These facilities also required the Company to maintain certain minimum financial ratios, including a fixed charge coverage ratio. At September 30, 2002, the Company was not in compliance with the fixed charge coverage ratio. The noncompliance with this ratio resulted from the Company’s purchase of its previously leased golf ball manufacturing equipment during the third quarter. Excluding the golf ball equipment purchase, the Company would have been in compliance with the fixed charge coverage ratio at September 30, 2002. At December 31, 2002, the Company achieved a fixed charge coverage ratio in excess of the minimum requirements prescribed by the credit facilities. In February 2003, the Amended Credit Agreement was amended to exclude the golf ball equipment purchase from the calculation of the fixed charge coverage ratio and the Company obtained a waiver for prior non-compliance. Both of the credit facilities were scheduled to expire in February 2004. The Company therefore began reviewing what type of back-up or other financing arrangements it would need upon expiration or termination of these facilities. As part of this review, the Company determined that it would not need the Accounts Receivable Facility and therefore in February 2003 terminated the Accounts Receivable Facility.

      In April 2001, the Company entered into a note payable in the amount of $7,500,000 as part of a licensing agreement for patent rights. The unsecured, interest-free note payable matures on December 31, 2003 and is payable in quarterly installments. The total amount payable in 2003 is $3,300,000. The present value of the note payable at issuance totaled $6,702,000 using an imputed interest rate of approximately 7%. The Company recorded interest expense of $326,000 and $332,000 for the years ended December 31, 2002 and 2001, respectively.

Note 7.     Derivatives and Hedging

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At December 31, 2002, 2001 and 2000, the notional amounts of the Company’s foreign exchange contracts were approximately $134,782,000, $156,961,000 and $118,236,000, respectively. Of the total contracts outstanding at December 31, 2002, 2001 and 2000, notional amounts of approximately $84,843,000, $122,550,000 and $107,779,000, respectively, were designated as cash flow hedges. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At December 31, 2002, the fair value of foreign currency-related derivatives was recorded as current assets of $127,000 and current liabilities of $2,637,000. At December 31, 2001, the fair value of foreign currency-related derivatives was recorded as current assets of $8,762,000.

      For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the years ended December 31, 2002, 2001 and 2000, the Company recorded the following activity in accumulated other comprehensive income:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Beginning OCI balance related to cash flow hedges	$6,424	$(1,599)	$—
Add: Net gain/(loss) initially recorded in OCI	(3,923)	10,950	(1,599)
Deduct: Net gain/(loss) reclassified from OCI into earnings	3,863	2,927	—

Ending OCI balance related to cash flow hedges	$(1,362)	$6,424	$(1,599)

      During the year ended December 31, 2002, gains of $171,000 were reclassified into earnings as a result of the discontinuance of cash flow hedges. During the years ended December 30, 2001 and 2000, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of December 31, 2002, $1,362,000 of deferred net losses related to derivative instruments designated as cash flow hedges were included in accumulated other comprehensive income. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from accumulated other comprehensive income into earnings. The Company does not expect that such reclassifications would have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported in interest and other income, net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of interest and other income, net. During the years ended December 31, 2002, 2001 and 2000, the Company recorded net gains of $376,000 and 1,988,000 and a net loss of $174,000, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At December 31, 2002, 2001 and 2000, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $49,939,000, $34,411,000 and $10,457,000, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized in interest and other income in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the years ended December 31, 2002, 2001 and 2000, the Company recorded net losses of $8,148,000 and net gains of $4,473,000 and $5,299,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

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

      As of the date of termination of the energy supply contract, the derivative valuation account reflected $19,922,000 of unrealized losses resulting from changes in the estimated fair value of the contract. The fair value of the contract was estimated at the time of termination based on market prices of electricity for the remaining period covered by the contract. The net differential between the contract price and estimated market prices for future periods was applied to the volume stipulated in the contract and discounted on a present value basis to arrive at the estimated fair value of the contract at the time of termination. The estimate was highly subjective because quoted market rates directly relevant to the Company’s local energy market and for periods extending beyond a 10 to 12-month horizon were not quoted on a traded market. In making the estimate, the Company instead had to rely upon near-term market quotations and other market information to determine an estimate of the fair value of the contract. In management’s opinion, there are no available contract valuation methods that provide a reliable single measure of the fair value of the energy derivative because of the lack of quoted market rates directly relevant to the terms of the contract and because changes in subjective input assumptions can materially affect the fair value estimates. See Note 12 for a discussion of contingencies related to the termination of the Company’s derivative energy supply contract.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.     Earnings Per Common Share

      The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,

	2002	2001	2000

	(In thousands,
	except per share data)
Net income	$69,446	$58,375	$80,999
Weighted-average shares outstanding:
Weighted-average shares outstanding — Basic	66,517	69,809	69,946
Dilutive securities	757	1,505	1,466

Weighted-average shares outstanding — Diluted	67,274	71,314	71,412

Earnings per common share:
Basic
Income before cumulative effect of accounting change	$1.04	$0.84	$1.17
Cumulative effect of accounting change	—	—	(0.01)

	$1.04	$0.84	$1.16

Diluted
Income before cumulative effect of accounting change	$1.03	$0.82	$1.14
Cumulative effect of accounting change	—	—	(0.01)

	$1.03	$0.82	$1.13

      For the years ended December 31, 2002, 2001 and 2000, options outstanding totaling 14,177,000 shares, 8,943,000 shares and 8,931,000 shares, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

Note 9.     Stock, Stock Options and Rights

Common Stock and Preferred Stock

      The Company has an authorized capital of 243,000,000 shares, $.01 par value, of which 240,000,000 shares are designated Common Stock, and 3,000,000 shares are designated Preferred Stock. Of the Preferred Stock, 240,000 shares are designated Series A Junior Participating Preferred Stock in connection with the Company’s shareholders’ rights plan (see Shareholders’ Rights Plan below). The remaining shares of Preferred Stock are undesignated as to series, rights, preferences, privileges or restrictions.

      The holders of Common Stock are entitled to one vote for each share of Common Stock on all matters submitted to a vote of the Company’s shareholders. Although to date no shares of Series A Junior Participating Preferred Stock have been issued, if such shares were issued, each share of Series A Junior Participating Preferred Stock would entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the shareholders of the Company. The holders of Series A Junior Participating Preferred Stock and the holders of Common Stock shall generally vote together as one class on all matters submitted to a vote of the Company’s shareholders. Shareholders entitled to vote for the election of directors are entitled to vote cumulatively for one or more nominees.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

      In May 2000, August 2001 and May 2002, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100,000,000, $100,000,000 and $50,000,000, respectively. The following schedule summarizes the Company’s repurchase programs:

	Year Ended December 31,

	2002		2001		2000

		Average		Average		Average
	Shares	Cost Per	Shares	Cost Per	Shares	Cost Per
	Repurchased	Share	Repurchased	Share	Repurchased	Share

	(In thousands, except per share data)
Authority Announced in May 2000	—	—	1,022	$19.09	4,815	$16.71
Authority Announced in August 2001	866	$17.86	4,979	$16.98	—	—
Authority Announced in May 2002	1,967	$15.75	—	—	—	—

Total	2,833	$16.40	6,001	$17.34	4,815	$16.71

      As of December 31, 2002, the Company is authorized to repurchase up to $19,024,000 of its Common Stock under the repurchase program announced in May 2002. The Company’s repurchases of shares of Common Stock are recorded at average cost in Common Stock held in treasury and result in a reduction of shareholders’ equity.

      In July 2001, the Company issued 5,837,000 shares of Common Stock held in treasury to the Callaway Golf Grantor Stock Trust in exchange for a promissory note in the amount of $90,282,000. The sale of these shares had no net impact on shareholders’ equity.

Grantor Stock Trust

      In July 1995, the Company established the Callaway Golf Company Grantor Stock Trust (the “GST”) for the purpose of funding the Company’s obligations with respect to one or more of the Company’s non-qualified or qualified employee benefit plans. The GST shares are used primarily for the settlement of employee stock option exercises and employee stock plan purchases. The existence of the GST will have no impact upon the amount of benefits or compensation that will be paid under the Company’s employee benefit plans. The GST acquires, holds and distributes shares of the Company’s Common Stock in accordance with the terms of the trust. Shares held by the GST are voted in accordance with voting directions from eligible employees of the Company as specified in the GST.

      In conjunction with the formation of the GST, the Company issued 4,000,000 shares of newly issued Common Stock to the GST in exchange for a promissory note in the amount of $60,575,000 ($15.14 per share). In December 1995, the Company issued an additional 1,300,000 shares of newly issued Common Stock to the GST in exchange for a promissory note in the amount of $26,263,000 ($20.20 per share). In July 2001, the Company issued 5,837,000 shares of Common Stock held in treasury to the GST in exchange for a promissory note in the amount of $90,282,000 ($15.47 per share). The issuance of these shares to the GST had no net impact on shareholders’ equity.

      For financial reporting purposes, the GST is consolidated with the Company. The value of shares owned by the GST are accounted for as a reduction to shareholders’ equity until used in connection with the settlement of employee stock option exercises and employee stock plan purchases. Each period, the shares

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned by the GST are valued at the closing market price, with corresponding changes in the GST balance reflected in paid-in capital. The issuance of shares by the GST is accounted for by reducing the GST and paid-in capital accounts proportionately as the shares are released. The GST does not impact the determination or amount of compensation expense for the benefit plans being settled. For the year ended December 31, 2002, 197,000 shares and 439,000 shares were released from the GST in connection with the settlement of employee stock option exercises and employee stock plan purchases, respectively. For the year ended December 31, 2001, 150,000 shares and 223,000 shares were released from the GST for the settlement of employee stock option exercises and employee stock plan purchases, respectively and no shares were released during the year ended December 31, 2000.

Options

      The Company had the following fixed stock option plans, under which shares were available for grant at December 31, 2002: the 1995 Employee Stock Incentive Plan (the “1995 Plan”), the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Incentive Plan (the “1998 Plan”), the 2001 Non-Employee Directors Stock Option Plan (the “2001 Directors Plan”) and the Promotion, Marketing and Endorsement Stock Incentive Plan (the “Promotion Plan”). The Promotion Plan expired in January 2003.

      The 1996 Plan and the 1998 Plan permit the granting of options or other stock awards to the Company’s officers, employees and consultants. Under the 1996 Plan and the 1998 Plan, options may not be granted at option prices that are less than fair market value at the date of grant. The 1995 Plan permits the granting of options or other stock awards to only non-executive officer employees and consultants of the Company. Although stock option grants under the 1995 Plan may be made at exercise prices less than market value at the date of grant, the Company’s practice has been to grant stock options at exercise prices equal to the market value at the date of grant. The 1995 Plan was amended in 2001 and the 1996 Plan was amended in 2000 to increase the maximum number of shares of Common Stock to be issued upon exercise of an option to 10,800,000 and 9,000,000 shares, respectively.

      During 1996 and 1995, the Company granted options to purchase shares to two key officers, under separate plans, in conjunction with terms of their initial employment (the “Key Officer Plans”). No shares are available for grant under the Key Officer Plans as of December 31, 2002.

      Under the Promotion Plan, shares of Common Stock could have been granted in the form of options or other stock awards to golf professionals and other endorsers. It was the Company’s practice to make such grants at prices equal to the market value of the stock at the grant date, although the terms of the plan permitted below-market grants. As a result of the January 2003 expiration of the Promotion Plan, 812,000 options are no longer available for future issuance. The 2001 Directors Plan is a shareholder approved plan. It provides for automatic grants of stock options upon a non-employee Director’s initial appointment to the Company’s Board of Directors and annually on the anniversary of such appointment. All such grants are made at prices based on the market value of the stock at the date of grant.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2002:

	Authorized	Available	Outstanding

	(In thousands)
1991 Plan	10,000	—	759
Promotion Plan	3,560	812	824
1995 Plan	10,800	1,652	6,738
1996 Plan	9,000	1,638	5,396
1998 Plan	500	250	117
Key Officer Plans	1,100	—	720
2001 Directors Plan	500	426	74
Directors Plan	840	—	308

Total	36,300	4,778	14,936

      Under the Company’s stock option plans, outstanding options generally vest over periods ranging from zero to five years from the grant date and generally expire up to 12 years after the grant date.

      The following summarizes stock option transactions for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(In thousands, except per share data)
Outstanding at beginning of year	14,753	$20.57	16,758	$19.66	15,747	$20.46
Granted	2,458	$16.46	3,475	$19.72	4,461	$13.71
Exercised	(1,077)	$12.10	(3,634)	$12.39	(2,252)	$10.64
Canceled	(1,198)	$24.45	(1,846)	$26.77	(1,198)	$25.01

Outstanding at end of year	14,936	$20.19	14,753	$20.57	16,758	$19.66
Options exercisable at end of year	11,522	$21.11	11,484	$21.20	12,394	$19.99

Price range of outstanding options		$5.00 - $40.00		$5.00 - $40.00		$2.50 - $40.00

      The exercise price of all options granted during 2002 was equal to the market value on the date of grant. The following table summarizes additional information about outstanding stock options at December 31, 2002:

		Weighted-Average
		Remaining
Range of	Number	Contractual	Weighted-Average	Number	Weighted-Average
Exercise Price	Outstanding	Life-Years	Exercise Price	Exercisable	Exercise Price

	(In thousands)			(In thousands)
$ 5 - $10	41	1.92	$6.36	33	$5.55
$10 - $15	3,952	5.28	$12.78	3,561	$12.71
$15 - $25	6,436	6.92	$17.90	3,563	$18.54
$25 - $40	4,507	2.39	$30.10	4,365	$30.19

$ 5 - $40	14,936	5.11	$20.19	11,522	$21.11

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, 2001 and 2000, the Company, at its discretion, extended the expiration terms or accelerated the vesting of 683,000, 1,422,000 and 622,000 options, respectively, held by certain employees and officers. At the time of the modifications, the exercise prices of the options were in excess of the then-current market price and accordingly these actions did not result in compensation expense for the Company. Also during 2001, the Company, at its discretion, cancelled and re-granted 17,000 options and recognizes compensation expense, if any, related to these options in accordance with variable plan accounting.

Shareholders’ Rights Plan

      The Company has a plan to protect shareholders’ rights in the event of a proposed takeover of the Company. This plan is not intended to prevent transactions which provide full and fair value to shareholders. It is intended to discourage abusive takeover tactics and to provide time for the Company’s Board of Directors to review and evaluate what is in the best interests of shareholders. Under the plan, each share of the Company’s outstanding Common Stock carries one right to purchase one one-thousandth of a share of the Company’s Series “A” Junior Participating Preferred Stock (the “Right”). The Right entitles the holder, under certain circumstances, to purchase Common Stock of Callaway Golf Company or of the acquiring company at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company’s outstanding Common Stock. The Rights are redeemable by the Company at $.01 per Right and expire in 2005.

Restricted Common Stock

      During 1998, the Company granted 130,000 shares of Restricted Common Stock with a fair value of $31 per share to 26 officers of the Company. Of these shares, 83,750 shares have been canceled due to the service requirement not being met. During 1998, the Company, at its discretion, accelerated the vesting of 20,000 shares and recorded related compensation expense of $618,000. The remaining 26,250 shares, which are restricted as to sale or transfer until vesting, vested on January 1, 2003. The net compensation expense of $813,750 related to the remaining shares was recognized ratably over the vesting period, based on the difference between the exercise price and market value of the stock on the measurement date.

Employee Stock Purchase Plan

      The Company had an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees purchased shares of Common Stock at 85% of the lower of the fair market value on the first day of a two year offering period or the last day of each six month exercise period. Eligible employees authorized the Company to withhold compensation during an offering period, subject to certain limitations. In May 1999, the Company’s shareholders approved a new ESPP (the “1999 ESPP”) with substantially the same terms as the ESPP. This plan was effective February 1, 2000 upon the termination of the ESPP.

      During 2002, 2001, and 2000, approximately 443,000, 506,000 and 412,000 shares, respectively, of the Company’s Common Stock were purchased under the 1999 ESPP or the ESPP. As of December 31, 2002, 835,000 shares were reserved for future issuance under the 1999 ESPP.

Compensation Expense

      During 2002, 2001 and 2000, the Company recorded $314,000, $342,000 and $2,157,000, respectively, in compensation expense for Restricted Common Stock and certain options to purchase shares of Common Stock granted to employees, officers, professional endorsers and consultants of the Company. The valuation of options granted to non-employees is estimated using the Black-Scholes option-pricing model.

      Unearned compensation has been charged for the value of stock-based awards granted to both employees and non-employees on the measurement date based on the valuation methods described above. These amounts

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are amortized over the vesting period. The unamortized portion of unearned compensation is shown as a reduction of shareholders’ equity in the accompanying consolidated balance sheet.

Pro Forma Disclosures

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net income:
Net income, as reported	$69,446	$58,375	$80,999
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	114	179	254
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,003)	(14,606)	(22,492)

Pro forma net income	$58,557	$43,948	$58,761

Earnings per Common Share:
Basic — as reported	$1.04	$0.84	$1.16
Basic — pro forma	$0.88	$0.63	$0.84
Diluted — as reported	$1.03	$0.82	$1.13
Diluted — pro forma	$0.88	$0.62	$0.83

      The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,

	2002	2001	2000

Dividend yield	1.7%	1.6%	1.1%
Expected volatility	52.2%	53.9%	53.0%
Risk free interest rates	1.94% - 2.37%	3.81% - 4.22%	5.18% - 5.56%
Expected lives	3 - 4 years	3 - 4 years	3 - 4 years

      The weighted-average grant-date fair value of options granted during 2002, 2001 and 2000 was $6.17, $6.98 and $6.91 per share, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of grants under the Company’s employee stock-based compensation plans.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.     Employee Benefit Plans

      The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to 15% of annual compensation, up to the maximum permitted under Federal law, and the Company is obligated to contribute annually an amount equal to 100% of the participant’s contribution up to 6% of that participant’s annual compensation. Employees contributed $6,502,000 $6,353,000 and $6,119,000 to the 401(k) Plan in 2002, 2001 and 2000, respectively. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $4,912,000, $4,474,000 and $4,706,000 during 2002, 2001 and 2000, respectively. Additionally, the Company can make discretionary contributions based on the profitability of the Company. For the years ended December 31, 2002, 2001 and 2000, the Company recorded compensation expense for discretionary contributions of $2,669,000, $3,786,000 and $3,799,000, respectively.

      The Company also has an unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9,139,000 and $10,556,000 at December 31, 2002 and 2001, respectively. The liability for the deferred compensation is included in long-term liabilities and was $7,375,000 and $8,297,000 at December 31, 2002, and 2001, respectively. For the years ended December 31, 2002 and 2001, the total participant deferrals were $1,634,000 and $836,000, respectively.

Note 11.     Income Taxes

      The Company’s income before income tax provision was subject to taxes in the following jurisdictions for the following periods:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
United States	$101,897	$75,872	$101,890
Foreign	9,774	22,320	27,432

	$111,671	$98,192	$129,322

      The provision for income taxes is as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Current tax provision:
Federal	$26,666	$23,056	$26,616
State	3,935	3,350	5,130
Foreign	3,811	8,273	10,623
Deferred tax expense (benefit):
Federal	5,944	3,595	7,463
State	1,367	1,526	(1,596)
Foreign	502	17	(870)

Income tax provision	$42,225	$39,817	$47,366

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, 2001 and 2000, the Company recognized certain tax benefits related to stock option exercises in the amount of $5,479,000, $14,520,000 and $6,806,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in paid-in capital.

      Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Reserves and allowances	$15,089	$20,032
Depreciation and amortization	—	2,962
Compensation and benefits	5,513	5,506
Effect of inventory overhead adjustment	1,858	3,571
Compensatory stock options and rights	1,734	2,344
Revenue recognition	7,209	8,433
Long-lived asset impairment	1,757	1,738
Capital loss carryforward	41	283
Tax credit carryforwards	1,458	2,192
Energy derivative	8,129	8,041
Other	2,427	—

Total deferred tax assets	45,215	55,102
Valuation allowance for deferred tax assets	(2,454)	(2,764)

Deferred tax assets, net of valuation allowance	42,761	52,338
Deferred tax liabilities:
State taxes, net of federal income tax benefit	(1,454)	(2,361)
Depreciation and amortization	(1,572)	—
Other	—	(2,429)

Net deferred tax assets	$39,735	$47,548

      At December 31, 2002, the Company had $1,458,000 of credit carryforwards primarily relating to state investment tax credits that expire at various dates between December 31, 2007 and 2010.

      A valuation allowance has been established due to the uncertainty of realizing certain tax carryforwards, and a portion of other deferred tax assets. Based on management’s assessment, it is more likely than not that all the net deferred tax assets will be realized through future earnings.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income before income taxes to the income tax provision is as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Amounts computed at statutory U.S. tax rate	$39,085	$34,367	$45,263
State income taxes, net of U.S. tax benefit	4,213	4,047	4,112
State tax credits, net of U.S. tax benefit	(429)	(878)	(325)
Expenses with no tax benefit	1,089	693	931
Foreign sales corporation tax benefits	(1,060)	(1,406)	(1,487)
Change in deferred tax valuation allowance	(310)	1,410	(2,836)
Other	(363)	1,584	1,708

Income tax provision	$42,225	$39,817	$47,366

      U.S. income taxes were not provided for undistributed earnings of certain non-U.S. subsidiaries that will be re-invested outside the United States indefinitely. As of December 31, 2002 the cumulative amount of net undistributed earnings of foreign subsidiaries was $22,368,000. It is not practical to calculate the unrecognized deferred tax liability associated with the undistributed earnings.

      U.S. tax return examinations have been completed for the years through 1997. Management believes adequate provisions for income tax have been recorded for all years.

Note 12.     Commitments and Contingencies

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Legal Matters

      The Company, incident to its business activities, is often the plaintiff in legal proceedings, both in the United States and abroad, in various stages of development. In conjunction with the Company’s program of enforcing its proprietary rights, the Company has initiated or may initiate actions against alleged infringers under the intellectual property laws of various countries, including, for example, the U.S. Lanham Act, the U.S. Patent Act, and other pertinent laws. Defendants in these actions may, among other things, contest the validity and/or the enforceability of some of the Company’s patents and/or trademarks. Others may assert counterclaims against the Company. Historically, these matters individually and in the aggregate have not had a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company or some other loss to the Company. One or more of these results could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace.

      In addition, the Company from time to time receives information claiming that products sold by the Company infringe or may infringe patent or other intellectual property rights of third parties. It is possible that one or more claims of potential infringement could lead to litigation, the need to obtain licenses, the need to alter a product to avoid infringement, a settlement or judgment, or some other action or loss by the Company.

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

      On November 4, 2002, Callaway Golf Sales Company was served with a complaint filed in the District Court of Sedgwick County, Kansas, Case No. 0203607, seeking to assert an alleged class action on behalf of Kansas consumers who purchased select Callaway Golf products covered by the New Product Introduction Policy. Callaway Golf Company is also named in the Kansas case. The plaintiff in the Kansas case seeks damages and restitution for the alleged class under Kansas law.

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”), for infringement of a golf ball aerodynamics patent owned by the Company. On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that former MaxFli employees hired by the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages, punitive damages and attorneys’

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees; a declaratory judgment; and injunctive relief. Both parties have amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. The parties are engaged in fact and expert discovery. MaxFli submitted a report from its damages expert asserting that MaxFli is entitled to at least $18,500,000 in compensatory damages from the Company. MaxFli has informed the Company that it may seek leave to amend its damages expert report to increase the damages that MaxFli will seek at trial. The Company has submitted its own expert report seeking damages of $6,300,000 for patent infringement and false advertising. The Company anticipates that each party will challenge the methodology and conclusions in the expert damages reports of the other. The trial date has been scheduled for February 23, 2004. An unfavorable resolution of MaxFli’s counterclaim could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co., and certain principals of the Perfect Putter Co. Plaintiffs have sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs allege that the Company misappropriated certain alleged trade secrets of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorneys fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, Callaway Golf removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. The plaintiffs have moved in the federal court for an order remanding the case to state court; that motion is pending. No discovery has occurred.

      The Company’s Korean subsidiary, Callaway Golf Korea Ltd., inadvertently failed to make a filing for the 1998-2000 fiscal years under the Korean Foreign Exchange Transaction Regulation, which requires disclosure of intercompany transfers received by Callaway Golf Korea from the Company for warranty claims. Failure to make this filing can result in potential criminal penalties for the responsible employee and Callaway Golf Korea. The Company learned about the error in the course of a routine audit by Korean customs authorities. Upon learning of the filing requirement, the required disclosures were made by Callaway Golf Korea for 2001 and 2002, but could not be made retroactively for 1998-2000. The Company’s outside tax advisor advised the Company in late October 2002 that Korean Customs authority procedures require that the matter be referred to Korean prosecutors for review. No action has been filed at this time. The Company believes that if an action is brought and penalties are assessed, they will be immaterial in amount.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of December 31, 2002. Except as discussed above with regard to the MaxFli litigation, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations or cash flows, or financial position.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company has entered into long-term purchase agreements for various key raw materials. As of December 31, 2002, the purchase commitments covered by these agreements aggregate approximately $3,600,000 for 2003 related to golf ball materials and approximately $5,643,000 related to golf club materials through December 2004.

Lease Commitments

      The Company leases certain warehouse, distribution and office facilities, as well as office equipment under operating leases. Lease terms range from one to ten years expiring at various dates through December 2008, with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable operating leases as of December 31, 2002 are as follows:

(In thousands)
2003	$4,323
2004	2,490
2005	2,115
2006	2,086
2007	1,714
Thereafter	488

$13,216

      Future minimum lease payments have not been reduced by future minimum sublease rentals of $1,518,000 under an operating lease. At December 31, 2002, the Company is contingently liable for $458,000 through February 2003 under an operating lease that was assigned to a third party. Rent expense for the years ended December 31, 2002, 2001, and 2000 was $3,780,000, $3,759,000 and $3,197,000, respectively.

Golf Professional Endorsement Contracts

      The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf and Odyssey branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Nationwide Tour. Many of these contracts provide incentives for successful performances using the Company’s products. For example, under these contracts, the Company could be obligated to pay a cash bonus to a professional who wins a particular tournament while playing the Company’s golf clubs. It is not possible to predict with any certainty the amount of such performance awards the Company will be required to pay in any given year. Such expenses, however, are an ordinary part of the Company’s business and the Company does not believe that the payment of these performance awards will have a material adverse effect upon the Company.

Other Contingent Contractual Obligations

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use,

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, (iv) indemnities involving the accuracy of representations and warranties in certain contracts, and (v) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has several consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Employment Contracts

      The Company has entered into employment contracts with each of the Company’s officers. These contracts generally provide for severance benefits, including salary continuation, if the officer is terminated by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide for certain protections in the event of such a change in control. These protections include the extension of employment contracts and the payment of certain severance benefits, including salary continuation, upon the termination of employment following a change in control. The Company is also generally obligated to reimburse such officers for the amount of any excise taxes associated with such benefits.

Note 13.     Segment Information

      The Company utilizes the management approach to report segment information. The Company’s operating segments are organized on the basis of products and include Golf Clubs and Golf Balls. The Golf Clubs segment consists primarily of Callaway Golf titanium and stainless steel metal woods and irons, Callaway Golf and Odyssey putters and wedges and golf-related accessories. The Golf Balls segment consists of golf balls that are designed, manufactured and sold by the Company. There are no significant intersegment transactions.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below contains information utilized by management to evaluate its operating segments.

	2002	2001	2000

	(In thousands)
Net sales
Golf Clubs	$726,041	$761,310	$803,663
Golf Balls	66,023	54,853	33,964

	$792,064	$816,163	$837,627

Income (loss) before tax
Golf Clubs	$178,510	$184,770	$213,786
Golf Balls	(25,576)	(17,868)	(45,918)
Reconciling items(1)	(41,263)	(68,710)	(38,546)

	$111,671	$98,192	$129,322

Identifiable assets(2)
Golf Clubs	$311,823	$343,741	$317,036
Golf Balls	103,152	60,166	52,255

	$414,975	$403,907	$369,291

Goodwill
Golf Clubs	$18,202	$16,846	$16,410
Golf Balls	—	—	—

	$18,202	$16,846	$16,410

Depreciation and amortization
Golf Clubs	$30,628	$33,212	$34,326
Golf Balls	7,012	4,255	5,923

	$37,640	$37,467	$40,249

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

(2)	Identifiable assets are comprised of net inventory, property, plant and equipment and intangible assets. Total identifiable assets differ from total assets as a result of unallocated corporate assets not segregated between the two segments.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s net sales by product category are as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net sales
Drivers and fairway woods	$309,972	$392,945	$403,000
Irons	243,454	248,872	299,912
Putters	111,523	67,471	55,167
Golf balls	66,023	54,853	33,964
Accessories and other	61,092	52,022	45,584

	$792,064	$816,163	$837,627

      The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

		Long-Lived
	Sales	Assets

	(In thousands)
2002
United States	$438,692	$263,706
Japan	102,624	3,791
Europe	136,941	16,477
Rest of Asia	58,040	1,000
Other foreign countries	55,767	3,683

	$792,064	$288,657

2001
United States	$444,091	$234,281
Japan	130,706	3,415
Europe	118,417	13,261
Rest of Asia	63,928	729
Other foreign countries	59,021	2,877

	$816,163	$254,563

2000
United States	$451,264	$228,920
Japan	122,003	3,229
Europe	125,511	11,229
Rest of Asia	82,371	994
Other foreign countries	56,478	3,164

	$837,627	$247,536

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.     Licensing Arrangements

      In 2001, the Company and Nordstrom, Inc. mutually terminated their prior licensing arrangement, which included men’s and women’s golf apparel, men’s footwear and sun and skin care products. Also in 2001, the Company entered into an exclusive licensing arrangement with Ashworth, Inc. for the creation of a complete line of men’s and women’s apparel for distribution in the United States, Canada, Europe, Australia, New Zealand and South Africa. In addition, the Company also entered into a long-term licensing agreement with Sanei International Co., Ltd. to create and sell Callaway Golf apparel in Japan. The Company’s golf apparel products were available at retail beginning in 2002. The first full year for which the Company will receive royalty revenue under these licensing arrangements is 2003.

      In 2002, the Company extended its apparel licensing arrangement within the Asian markets by entering into another long-term licensing agreement with Sanei International Co., Ltd. to create and sell Callaway Golf apparel in South Korea beginning in 2003. Also in 2002, the Company entered into an exclusive licensing arrangement with Tour Golf Group, Inc. for the creation of a golf footwear collection for initial distribution in the United States and Canada beginning in March 2003 and entered into an exclusive licensing arrangement with TRG Accessories, LLC for the creation of a collection consisting of luggage, personal leather products and skin protection products for distribution in the United States, Canada, Europe and Asia beginning in late 2003.

Note 15. Transactions with Related Parties

      A director of the Company is also a retired partner of a law firm which performs legal services for the Company. Legal fees incurred with this law firm totaled $1,095,000, $351,000 and $469,000 in 2002, 2001 and 2000, respectively. Another director of the Company is also a senior managing director of an investment bank which performed services for the Company. There were no investment banking fees incurred with this investment bank in 2002 and 2000; however, fees paid in 2001 totaled $557,000.

      The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving for the Company and makes grants to carefully selected organizations. Directors and executive officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. In 2002, the Company recognized a charitable contribution expense of $1,165,000 as a result of its unconditional promise to contribute such amount to the Foundation. As of December 31, 2002, the Company had paid $364,000 of the contribution. The remaining $801,000 was paid in 2003. In 2001 and 2000, the Company donated $1,000,000 and $288,000, respectively, to the Foundation.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.     Summarized Quarterly Data (Unaudited)

	Fiscal Year 2002 Quarters

	1st	2nd	3rd(2)	4th	Total(2)

	(In thousands, except per share data)
Net sales	$256,380	$252,182	$160,981	$122,521	$792,064
Gross profit	$128,423	$137,498	$79,610	$53,465	$398,996
Net income (loss)	$30,694	$37,142	$7,187	$(5,577)	$69,446
Earnings (loss) per common share(1)
Basic	$0.46	$0.56	$0.11	$(0.08)	$1.04
Diluted	$0.45	$0.55	$0.11	$(0.08)	$1.03

	Fiscal Year 2001 Quarters

	1st	2nd(3)	3rd(3)	4th	Total(3)

Net sales	$261,365	$253,655	$195,848	$105,295	$816,163
Gross profit	$136,907	$131,936	$95,024	$40,711	$404,578
Net income (loss)	$34,075	$26,975	$6,519	$(9,194)	$58,375
Earnings (loss) per common share(1)
Basic	$0.49	$0.38	$0.09	$(0.14)	$0.84
Diluted	$0.47	$0.36	$0.09	$(0.14)	$0.82

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

(2)	The Company’s gross profit, net income and earnings per common share includes the effect of the change in accounting estimate for the Company’s warranty accrual. During the third quarter of 2002, the Company reduced its warranty reserve by approximately $17,000,000, pre-tax (Note 3).

(3)	The Company’s net income and earnings per common share include the recognition of unrealized energy contract losses due to changes in the estimated fair value of the energy contract based on market rates. During the second and third quarters of 2001, the Company recorded $6,400,000 and $7,800,000, respectively, of after- tax unrealized losses. During the fourth quarter of 2001, the Company terminated the energy contract. As a result, the Company will continue to reflect the derivative valuation account on its balance sheet with no future valuation adjustments for changes in market rates, subject to periodic review (Notes 7 and 12).

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Callaway Golf Company:

      We have audited the accompanying consolidated balance sheet of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Callaway Golf Company and subsidiaries as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 15, 2002 (except with respect to the Company’s election to purchase certain leased equipment as discussed in Note 2 (previously reported in Note 17 in the previously issued 2001 financial statements), as to which the date is February 11, 2002).

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Callaway Golf Company and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

      As discussed above, the consolidated financial statements of Callaway Golf Company and subsidiaries as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Notes 5 and 9, these consolidated financial statements have been revised to include certain transitional disclosures and reclassifications required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002 and Statement No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, which disclosure provisions were adopted by the Company on December 31, 2002. Our audit procedures with respect to the disclosures in Note 5 pertaining to 2001 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense, net of related tax effects, recognized in those periods related to goodwill and intangible assets that are no longer being amortized, as a result of initially applying Statement No. 142, to the Company’s underlying records obtained from management; (ii) agreeing the amounts of goodwill, gross non-amortizing and amortizing intangible assets and their related accumulated amortization and net book value to the Company’s underlying records obtained from management; and (iii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings per share amounts and the components of the intangible assets to reported intangible assets, and the reclassification of goodwill. Our audit procedures with respect to the pro forma disclosures in Note 9 pertaining to 2001 included agreeing the previously reported net income and pro forma net income amounts to previously issued financial statements and the adjustments to reported net income representing stock-based employee compensation expense included in reported net income and total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects, to the Company’s underlying records obtained from management. In our opinion, the disclosures for 2001 in Notes 5 and 9 and related reclassifications, as described above, are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

      As discussed in Note 5 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

/s/     DELOITTE & TOUCHE LLP

Costa Mesa, California

February 4, 2003 (except for Note 6, as to which the date is February 26, 2003)

THE FOLLOWING AUDIT REPORT OF ARTHUR ANDERSEN LLP (“ARTHUR ANDERSEN”) IS A COPY OF THE ORIGINAL AUDIT REPORT DATED JANUARY 15, 2002, PREVIOUSLY ISSUED BY ARTHUR ANDERSEN IN CONNECTION WITH THE AUDIT OF THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN RE-ISSUED BY ARTHUR ANDERSEN AS THEY HAVE CEASED OPERATIONS. WE ARE INCLUDING THIS COPY OF THE ARTHUR ANDERSEN AUDIT REPORT PURSUANT TO RULE 2-02(e) OF REGULATION S-X UNDER THE SECURITIES ACT OF 1933.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Callaway Golf Company:

      We have audited the accompanying consolidated balance sheet of Callaway Golf Company (a Delaware corporation) and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callaway Golf Company and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

San Diego, California January 15, 2002

(except with respect to the matter discussed
in Note 17, as to which the date is
February 11, 2002)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

of Callaway Golf Company:

      In our opinion, the accompanying consolidated statements of operations, of cash flows and of shareholders’ equity for the year ended December 31, 2000 present fairly, in all material respects, the results of operations and cash flows of Callaway Golf Company and its subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS, LLP

San Diego, California

March 19, 2001

SCHEDULE II

CALLAWAY GOLF COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

					Valuation
					Allowance
	Allowance	Reserve	Accrual		for
	for	for	for		Deferred
	Doubtful	Obsolete	Warranty		Tax
Date	Accounts	Inventory	Expense		Assets

	(In thousands)
Balance, December 31, 1999	$5,291	$14,994	$36,105		$4,190

Provision	4,615	3,372	17,675		135
Write-off, disposals, costs and other, net	(3,679)	(10,646)	(14,417)		(2,971)

Balance, December 31, 2000	6,227	7,720	39,363		1,354

Provision	(412)	4,392	9,527		1,459
Write-off, disposals, costs and other, net	(658)	(4,976)	(14,026)		(49)

Balance, December 31, 2001	5,157	7,136	34,864		2,764

Provision	1,124	12,871	(6,987	) (1)	—
Write-off, disposals, costs and other, net	(807)	(3,246)	(14,413)		(310)

Balance, December 31, 2002	$5,474	$16,761	$13,464		$2,454

(1)	During the third quarter of 2002 the Company reduced its warranty reserve by approximately $17,000,000 (see Note 3 of the Company’s Consolidated Financial Statements).

INDEPENDENT AUDITORS’ REPORT ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Callaway Golf Company

      We have audited the consolidated financial statements of Callaway Golf Company and subsidiaries as of December 31, 2002, and for the year then ended, and have issued our report thereon dated February 4, 2003 (except for Note 6, as to which the date is February 26, 2003), which report expresses an unqualified opinion and includes explanatory paragraphs relating to (i) the adoption of a new accounting principle and (ii) the application of procedures with respect to certain other disclosures related to the 2001 consolidated financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures); such financial statements and report are included elsewhere in this Annual Report of Callaway Golf Company on Form 10-K for the year ended December 31, 2002. Our audit also included the consolidated financial statement schedule of Callaway Golf Company for the year ended December 31, 2002, listed in the accompanying index at Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such 2002 consolidated financial statement schedule, when considered in relation to the basic 2002 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 4, 2003

THE FOLLOWING AUDIT REPORT OF ARTHUR ANDERSEN LLP (“ARTHUR ANDERSEN”) IS A COPY OF THE ORIGINAL AUDIT REPORT DATED JANUARY 15, 2002, PREVIOUSLY ISSUED BY ARTHUR ANDERSEN IN CONNECTION WITH THE AUDIT OF THE COMPANY’S FINANCIAL STATEMENT SCHEDULE INCLUDED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN RE-ISSUED BY ARTHUR ANDERSEN AS THEY HAVE CEASED OPERATIONS. WE ARE INCLUDING THIS COPY OF THE ARTHUR ANDERSEN AUDIT REPORT PURSUANT TO RULE 2-02(e) OF REGULATION S-X UNDER THE SECURITIES ACT OF 1933.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

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

/s/ ARTHUR ANDERSEN LLP

San Diego, California

January 15, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Callaway Golf Company:

      Our audit of the consolidated financial statements referred to in our report dated March 19, 2001 appearing on pages F-1 through F-37 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Diego, California

March 19, 2001

EXHIBIT INDEX

Exhibit
Number	Description

3.2	Second Amended and Restated Bylaws, as amended and restated as of February 27, 2003.
10.7	Executive Officer Employment Agreement, effective November 6, 2002, by and between the Company and Patrice Hutin.
10.9	Amended and Restated Executive Officer Employment Agreement, entered into as of October 1, 2002, by and between the Company and Ian B. Rowden.
10.11	Separation Agreement and General Release, made as of August 31, 2002, by and between Michael W. McCormick and the Company.
10.20	Callaway Golf Company 1995 Employee Stock Incentive Plan (as amended and restated November 7, 2001).
10.35	Fourth Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of December 31, 2001, by and among the Company, the other credit parties to the Amended and Restated Credit Agreement, the lenders signatory to this Amendment and General Electric Capital Corporation.
10.36	Fifth Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of February 25, 2003, by and among the Company, the other credit parties to the Amended and Restated Credit Agreement, the lenders signatory to this Amendment and General Electric Capital Corporation.
10.43	Receivables Purchase Termination and Reconveyance Agreement, dated February 26, 2003, among Golf Funding Corporation, Callaway Golf Sales Company, Redwood Receivables Corporation and General Electric Capital Corporation.
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
23.2	Note Regarding Arthur Andersen LLP.
23.3	Consent of PricewaterhouseCoopers LLP.
24.1	Form of Power of Attorney.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.