Form 10-Q
period 2003-03-31
CALLAWAY GOLF CO /CA
filed 2003-05-07
CIK 837465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 30, 2003 was 75,528,649.

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
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 99.1

CALLAWAY GOLF COMPANY

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$81,202	$108,452
Accounts receivable, net	197,701	63,867
Inventories, net	122,631	151,760
Deferred taxes	34,962	34,519
Other current assets	9,325	10,429

Total current assets	445,821	369,027

Property, plant and equipment, net	158,988	167,340
Intangible assets, net	102,771	103,115
Goodwill	18,421	18,202
Deferred taxes	5,224	5,216
Other assets	16,107	16,945

	$747,332	$679,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$68,882	$61,720
Accrued employee compensation and benefits	18,306	23,168
Accrued warranty expense	14,798	13,464
Note payable, current portion	2,391	3,160
Income taxes payable	33,150	7,649

Total current liabilities	137,527	109,161

Long-term liabilities:
Deferred compensation	7,089	7,375
Energy derivative valuation account	19,922	19,922

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 83,578,927 and 83,577,427 issued at March 31, 2003 and December 31, 2002, respectively	836	836
Paid-in capital	357,083	371,496
Unearned compensation	—	(15)
Retained earnings	477,327	439,454
Accumulated other comprehensive loss	(3,071)	(3,847)
Less: Grantor Stock Trust held at market value, 9,750,028 shares and 10,128,723 shares at March 31, 2003 and December 31, 2002, respectively	(115,830)	(134,206)

	716,345	673,718
Less: Common Stock held in treasury, at cost, 8,048,478 shares and 7,772,378 shares at March 31, 2003 and December 31, 2002, respectively	(133,551)	(130,331)

Total shareholders’ equity	582,794	543,387

	$747,332	$679,845

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2003		2002

Net sales	$271,719	100%	$256,708	100%
Cost of goods sold	133,882	49%	127,957	50%

Gross profit	137,837	51%	128,751	50%

Operating expenses:
Selling	48,901	18%	57,299	22%
General and administrative	13,841	5%	13,420	5%
Research and development	6,672	2%	7,882	3%

Total operating expenses	69,414	26%	78,601	31%

Income from operations	68,423	25%	50,150	20%
Other expense, net	(1,184)		(382)

Income before provision for income taxes	67,239	25%	49,768	19%
Provision for income taxes	24,762		19,074

Net income	$42,477	16%	$30,694	12%

Earnings per common share:
Basic	$0.65		$0.46
Diluted	$0.64		$0.45
Weighted-average shares outstanding:
Basic	65,736		67,345
Diluted	65,926		68,619
Dividends declared per share	$0.07		$0.07

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$42,477	$30,694
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,457	8,412
Loss on disposal of assets	388	201
Tax benefit from exercise of stock options	105	1,686
Non-cash compensation	15	171
Net non-cash foreign currency hedging losses (gains)	1,182	(715)
Net losses from sale of marketable securities	98	2
Deferred taxes	341	(1)
Non-cash advertising expense	219	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(134,334)	(133,774)
Inventories, net	28,872	19,195
Other assets	358	5,770
Accounts payable and accrued expenses	3,163	21,740
Accrued employee compensation and benefits	(4,857)	(3,013)
Accrued warranty expense	1,334	69
Income taxes payable	25,517	24,949
Deferred compensation	(286)	2,610

Net cash used in operating activities	(24,951)	(22,004)

Cash flows from investing activities:
Capital expenditures	(2,200)	(7,627)
Acquisitions, net of cash acquired	—	(8)
Investment in marketable securities	—	(540)
Proceeds from sale of marketable securities	24	6,420
Proceeds from sale of capital assets	51	860

Net cash used in investing activities	(2,125)	(895)

Cash flows from financing activities:
Payments on note payable	(770)	(578)
Issuance of Common Stock	3,858	11,952
Acquisition of Treasury Stock	(3,220)	(834)
Dividends paid, net	—	(4,718)

Net cash (used in) provided by financing activities	(132)	5,822

Effect of exchange rate changes on cash and cash equivalents	(42)	(262)

Net decrease in cash and cash equivalents	(27,250)	(17,339)
Cash and cash equivalents at beginning of period	108,452	84,263

Cash and cash equivalents at end of period	$81,202	$66,924

Non-cash financing activities:
Dividends payable	$4,604	—

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

						Accumulated
	Common Stock					Other		Treasury Stock
			Paid-in	Unearned	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	GST	Shares	Amount	Total

Balance, December 31, 2002.	83,577	$836	$371,496	$(15)	$439,454	$(3,847)	$(134,206)	(7,772)	$(130,331)	$543,387

Exercise of stock options	2	—	(239)	—	—	—	1,641	—	—	1,402
Tax benefit from exercise of stock options	—	—	105	—	—	—	—	—	—	105
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(276)	(3,220)	(3,220)
Compensatory stock and stock options	—	—	—	15	—	—	—	—	—	15
Employee stock purchase plan	—	—	(741)	—	—	—	3,197	—	—	2,456
Cash dividends declared	—	—	—	—	(4,604)	—	—	—	—	(4,604)
Adjustment of Grantor Stock Trust shares to market value	—	—	(13,538)	—	—	—	13,538	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	17	—	—	—	17
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	667	—	—	—	667
Change in unrealized loss on marketable securities	—	—	—	—	—	92	—	—	—	92
Net income	—	—	—	—	42,477	—	—	—	—	42,477

Balance, March 31, 2003.	83,579	$836	$357,083	$—	$477,327	$(3,071)	$(115,830)	(8,048)	$(133,551)	$582,794

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

      The accompanying unaudited interim financial statements have been prepared by Callaway Golf Company (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. These consolidated condensed financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

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

      Certain prior period amounts have been reclassified to conform with the current period presentation.

2.	Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 has not had a material impact on the Company’s financial position or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require in both annual and interim financial statements prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly period ended March 31, 2003 (see Note 3).

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 has not had a material impact on the Company’s results of operations or financial position.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of such costs covered by the standard include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on the Company’s results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were adopted on January 1, 2003. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 has not had a material impact on the Company’s results of operations or financial position.

3.	Accounting for Stock-Based Compensation

      The Company accounts for its stock-based employee compensation plans using the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For the three months ended March 31, 2003 and 2002, the Company recorded employee compensation expense of $15,000 and $46,000, in net income as a result of the restricted stock awards granted in 1998, which vested in January 2003. All other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income for those awards. Compensation expense for non-employee stock-based compensation awards is measured using the fair-value method.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended
	March 31,

	2003	2002

Net income:
Net income, as reported	$42,477	$30,694
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	10	28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,358)	(2,591)

Pro forma net income	$40,129	$28,131

Earnings per common share:
Basic — as reported	$0.65	$0.46
Basic — pro forma	$0.61	$0.42
Diluted — as reported	$0.64	$0.45
Diluted — pro forma	$0.61	$0.41

      Under the fair-value method, compensation expense is measured at the grant date based on the fair value of the award using an option-pricing model. Compensation expense is recognized on a straight-line basis over the vesting period. The fair value of employee stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,

	2003	2002

Dividend yield	1.7%	1.7%
Expected volatility	49.6%	52.2%
Risk free interest rates	2.15%-2.60%	1.94%-2.37%
Expected lives	3-4 years	3-4 years

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of grants under the Company’s employee stock-based compensation plans.

4.	Marketable Securities and Other Investments

      The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at quoted fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are carried at quoted fair value, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated other comprehensive income. Investments in limited partnerships that do not have readily determinable fair values

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

are stated at cost and are reported in other assets. Realized gains and losses are determined using the specific identification method and are included in other income (expense), net.

      The Company held no marketable securities at March 31, 2003. Marketable securities at December 31, 2002 were $26,000 and consisted primarily of investments in public corporations, which were classified as available-for-sale securities within other assets. Proceeds from the sale of available-for-sale securities for the three months ended March 31, 2003 and 2002 were $24,000 and $6,420,000, respectively. For the three months ended March 31, 2003 and 2002, the Company recorded $98,000 and $2,000, respectively of realized losses on available-for-sale securities sold and unrealized and realized losses on trading securities in other income (expense), net.

5.	Inventories

      Inventories are summarized below (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	$57,517	$63,953
Work-in-process	1,910	2,550
Finished goods	77,614	102,018

	137,041	168,521
Reserve for excess and obsolescence	(14,410)	(16,761)

	$122,631	$151,760

6.	Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class (in thousands):

	March 31, 2003			December 31, 2002

		Accumulated	Net Book		Accumulated	Net Book
	Gross	Amortization	Value	Gross	Amortization	Value

Non-amortizing:
Trade name(1)	$62,013	$—	$62,013	$62,013	$—	$62,013
Trademark and trade dress(1)	26,577	—	26,577	26,577	—	26,577
Amortizing patents and other	20,158	5,977	14,181	20,224	5,699	14,525

Total intangible assets	$108,748	$5,977	$102,771	$108,814	$5,699	$103,115

(1)	Acquired during acquisition transactions.

      During the three months ended March 31, 2003 and 2002, amortizing intangible assets were amortized using the straight-line method over periods ranging from 3 to 16 years and aggregate amortization expense was

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

approximately $351,000 and $424,000, respectively. Amortization expense in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2003	$1,139
2004	1,490
2005	1,475
2006	1,344
2007	1,340
2008	1,332
Thereafter	6,061

$14,181

      Changes in goodwill during the three months ended March 31, 2003 were due to foreign currency fluctuations.

7.	Debt

      The Company has a revolving credit facility of up to $120,000,000 (the “Amended Credit Agreement”). The Amended Credit Agreement is secured by substantially all of the assets of the Company and expires in February 2004. The Amended Credit Agreement bears interest at the Company’s election at (i) the London Interbank Offering Rate (“LIBOR”) plus a margin or (ii) the higher of the base rate on corporate loans at large U.S. money center commercial banks (prime rate) or the Federal Funds Rate plus 50 basis points. The Company’s right to borrow under this facility is subject to a borrowing base formula and certain other limitations. As of March 31, 2003, there were no borrowings outstanding under the Amended Credit Agreement.

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

      The Amended Credit Agreement includes certain restrictions, including restrictions on the amount of dividends the Company can pay and the amount of its own stock the Company can repurchase. It also requires the Company to maintain certain minimum financial ratios, including a fixed charge coverage ratio. The Company was not in compliance with the fixed charge coverage ratio during the third quarter of 2002 as a result of the Company’s purchase of its previously leased golf ball manufacturing equipment. In February 2003, the Amended Credit Agreement was amended to exclude the golf ball equipment purchase from the calculation of the fixed charge coverage ratio and the Company obtained a waiver for prior non-compliance. At March 31, 2003, the Company was in compliance with the covenants prescribed by the Amended Credit Agreement. The Amended Credit Agreement is scheduled to expire in February 2004 and the Company therefore is reviewing what type of back-up or other financing arrangements it will need upon expiration or termination of the Amended Credit Agreement.

      In April 2001, the Company entered into a note payable in the amount of $7,500,000 as part of a licensing agreement for patent rights. The unsecured, interest-free note payable matures on December 31, 2003 and is payable in quarterly installments. The total amount payable in 2003 is $3,300,000. The present value of the note payable at issuance totaled $6,702,000 using an imputed interest rate of approximately 7%. The Company

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

recorded interest expense of $55,000 and $97,000 for the three months ended March 31, 2003 and 2002, respectively.

8.	Product Warranty

      The Company has a stated two-year warranty policy for its golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating its future warranty obligations the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Beginning balance(1)	$13,464	$34,864
Provision	4,103	2,938
Claims paid/costs incurred	(2,769)	(2,869)

Ending balance	$14,798	$34,933

(1)	During the third quarter of 2002, the Company changed its methodology for estimating its future warranty liability. As a result of this change in methodology, the Company reduced its warranty reserve by approximately $17,000,000. The change in methodology was accounted for as a change in accounting principle inseparable from a change in estimate.

9.	Earnings Per Share

      A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three months ended March 31, 2003 and 2002 is presented below (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Weighted-average shares outstanding:
Weighted-average shares outstanding — Basic	65,736	67,345
Dilutive securities	190	1,274

Weighted-average shares outstanding — Diluted	65,926	68,619

      For the three months ended March 31, 2003 and 2002, options outstanding totaling 14,591,000 and 8,070,000, respectively, were excluded from the calculations, as their effect would have been antidilutive.

10.	Commitments and Contingencies

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

      As a result of the Company’s notice of termination to EESI, and certain other automatic termination provisions under the Enron Contract, the Company believes that the Enron Contract has been effectively and appropriately terminated. There can be no assurance that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001 (see Note 12).

Legal Matters

      The Company, incident to its business activities, is often the plaintiff in legal proceedings, both in the United States and abroad, in various stages of development. In conjunction with the Company’s program of enforcing its proprietary rights, the Company has initiated or may initiate actions against alleged infringers under the intellectual property laws of various countries, including, for example, the U.S. Lanham Act, the U.S. Patent Act, and other pertinent laws. Defendants in these actions may, among other things, contest the validity and/or the enforceability of some of the Company’s patents and/or trademarks. Others may assert counterclaims against the Company. Historically, these matters individually and in the aggregate have not had a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company or some other material loss to the Company. One or more of these results could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace.

      In addition, the Company from time to time receives information claiming that products sold by the Company infringe or may infringe patent or other intellectual property rights of third parties. It is possible that one or more claims of potential infringement could lead to litigation, the need to obtain licenses, the need to alter a product to avoid infringement, a settlement or judgment, or some other action or material loss by the Company.

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

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co., and certain principals of the Perfect Putter Co. Plaintiffs have sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs allege that the Company misappropriated certain alleged trade secrets of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorneys fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, Callaway Golf removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. On April 29, 2003, the District Court denied plaintiffs’ motion to remand the case to state court, holding that the sales representative had been “fraudulently joined” solely for the purpose of defeating diversity jurisdiction. No discovery has occurred.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Upon learning of the filing requirement, the required disclosures were made by Callaway Golf Korea for 2001 and 2002, but could not be made retroactively for 1998-2000. The Company’s outside tax advisor advised the Company in late October 2002 that Korean Customs authority procedures require that the matter be referred to Korean prosecutors for review. During the first quarter of 2003, the responsible employee and the Company were assessed, and the Company paid, a fine in the amount of approximately $50,000.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2003. Except as discussed above with regard to the MaxFli litigation, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations or cash flows, or financial position.

Vendor Arrangements

      The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single-sourced. Many of these suppliers are located in Asia, including China and Taiwan. These regions have been significantly affected by the outbreak of Severe Acute Respiratory Syndrome (SARS). If SARS is not contained and continues to spread, the Company’s ability to obtain the components it needs to make its products could be significantly adversely affected. In addition, some of the Company’s products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. The Company believes that suitable clubheads and shafts could be obtained from other manufacturers in the event its regular suppliers (because of financial difficulties or otherwise) are unable or failed to provide suitable components. However, any significant production delay or disruption caused by the inability of current suppliers to deliver or the transition to other suppliers could have a material adverse impact on the Company’s results of operations. The Company is also single-sourced or dependent on a limited number of suppliers for the materials it uses to make its golf balls. Many of the materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company’s golf ball business. If the Company did experience any such delays or interruptions, there is no assurance that the Company would be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.

      The Company has entered into long-term purchase agreements for various key raw materials. As of March 31, 2003, the purchase commitment related to golf ball materials through December 2003 was approximately $3,330,000. During the first quarter of 2003, the Company satisfied, in full, its previously reported commitment to purchase golf club materials.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

ordinary part of the Company’s business and the Company does not believe that the payment of these performance awards will have a material adverse effect upon the Company.

Other Contingent Contractual Obligations

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, (iv) indemnities involving the accuracy of representations and warranties in certain contracts and (v) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has several consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2003 was not material to the Company’s financial position, results of operations or cash flows.

Employment Contracts

      The Company has entered into employment contracts with each of the Company’s officers. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide for certain protections in the event of such a change in control. These protections include the extension of employment contracts and the payment of certain severance benefits, including salary continuation, upon the termination of employment following a change in control. The Company is also generally obligated to reimburse such officers for the amount of any excise taxes associated with such benefits.

11.	Segment Information

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended
	March 31,

	2003	2002

Net sales
Golf clubs	$258,027	$234,198
Golf balls	13,692	22,510

	$271,719	$256,708

Income (loss) before provision for income taxes
Golf clubs	$83,629	$64,456
Golf balls	(4,740)	(4,192)
Reconciling items(1)	(11,650)	(10,496)

	$67,239	$49,768

Additions to long-lived assets
Golf clubs	$2,160	$6,896
Golf balls	40	731

	$2,200	$7,627

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

12.	Derivatives and Hedging

      The Company uses derivative financial instruments to manage its exposures to foreign currency exchange rates. The Company also utilized a derivative commodity instrument to manage its exposure to electricity rates in the volatile California energy market during the period of June 2001 through November 2001. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

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

      At March 31, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts were approximately $126,585,000 and $141,514,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At March 31, 2003, the fair value of foreign currency-related derivatives were recorded as current assets of $285,000 and current liabilities of $2,342,000.

      At March 31, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $29,983,000 and $62,960,000, respectively. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three months ended March 31, 2003 and 2002, the Company recorded the following activity in OCI (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Beginning OCI balance related to cash flow hedges	$(1,362)	$6,424
Add: Net gain/(loss) initially recorded in OCI	(1,185)	1,558
Deduct: Net gain/(loss) reclassified from OCI into earnings	(1,070)	560

Ending OCI balance related to cash flow hedges	$(1,477)	$7,422

      During the three months ended March 31, 2003 and 2002, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of March 31, 2003, $1,477,000 of deferred net losses related to derivative instruments designated as cash flow hedges were included in OCI. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from OCI into earnings. The Company does not expect that such reclassifications would have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three months ended March 31, 2003 and 2002, the Company recorded net losses of $112,000 and net gains of $157,000, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      At March 31, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $96,602,000 and $78,554,000, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended March 31, 2003 and 2002, the Company recorded net losses of $768,000 and $244,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

Energy Derivative

      In the second quarter of 2001, the Company entered into a long-term, fixed-price, fixed-capacity, energy supply contract as part of a comprehensive strategy to ensure the uninterrupted supply of electricity while capping costs in the volatile California electricity market. The contract was originally effective through May 2006. This derivative did not qualify for hedge accounting treatment under SFAS No. 133. Therefore, the Company recognized in earnings the changes in the estimated fair value of the contract based on current market rates as unrealized energy derivative losses. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. As a result, the Company adjusted the estimated fair value of this contract through the date of termination. As the contract is terminated and neither party to the contract is performing pursuant to the terms of the contract, the terminated contract has ceased to represent a derivative instrument in accordance with SFAS No. 133. The Company, therefore, no longer records future valuation adjustments for changes in electricity rates. The Company continues to reflect the derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Any non-cash unrealized gains to be recognized upon extinguishment of the derivative valuation account would be reported as non-operating income.

      As of the date of termination of the energy supply contract, the derivative valuation account reflected $19,922,000 of unrealized losses resulting from changes in the estimated fair value of the contract. The fair value of the contract was estimated at the time of termination based on market prices of electricity for the remaining period covered by the contract. The net differential between the contract price and estimated market prices for future periods was applied to the volume stipulated in the contract and discounted on a present value basis to arrive at the estimated fair value of the contract at the time of termination. The estimate was highly subjective because quoted market rates directly relevant to the Company’s local energy market and for periods extending beyond a 10 to 12-month horizon were not quoted on a traded market. In making the estimate, the Company instead had to rely upon near-term market quotations and other market information to determine an estimate of the fair value of the contract. In management’s opinion, there are no available contract valuation methods that provide a reliable single measure of the fair value of the energy derivative because of the lack of quoted market rates directly relevant to the terms of the contract and because changes in subjective input assumptions can materially affect the fair value estimates. See Note 10 for a discussion of contingencies related to the termination of the Company’s derivative energy supply contract.

13.	Comprehensive Income

      Comprehensive income is defined as all changes in a company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income	$42,477	$30,694
Other comprehensive income:
Foreign currency translation	17	(1,072)
Net unrealized gain on cash flow hedges, net of tax	667	998
Change in unrealized loss on marketable securities	92	—

Comprehensive income	$43,253	$30,620

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors” on the inside cover of this report.

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

      Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

Revenue Recognition

      Sales are recognized when both title and risk of loss transfer to the customer. Sales are recorded net of an allowance for sales returns and sales programs. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs. If the actual costs of sales returns and sales programs significantly exceed the recorded estimated allowance, the Company’s sales would be significantly adversely affected.

Allowance for Doubtful Accounts

      The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected.

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

      As part of the Company’s review of its golf ball business, the Company evaluated and determined during the fourth quarter of 2002 that the undiscounted expected future cash flows derived from its golf ball assets approximated the carrying value of such assets. If in connection with its on-going golf ball business review, the Company were to change the manner in which it conducts its golf ball business or otherwise lower its estimates of the undiscounted cash flows it expects to derive from its golf ball assets, the Company could be required to assess impairment. Impairment is assessed by comparing the fair value of the golf ball assets against the carrying value of such assets. Such assessment could result in a write-down of a significant portion of such assets (see below “Liquidity”).

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

Results of Operations

Three-Month Periods Ended March 31, 2003 and 2002

      Net sales increased 6% to $271.7 million for the three months ended March 31, 2003 as compared to $256.7 million for the comparable period in the prior year. The overall increase in net sales is primarily due to a $19.3 million (75%) increase in sales of putters, a $12.8 million (15%) increase in sales of irons and a $4.4 million (22%) increase in sales of the Company’s other products. These increases were partially offset by a $12.7 million (12%) decrease in sales of woods and an $8.8 million (39%) decrease in sales of golf balls in the first quarter of 2003 as compared to the first quarter of 2002. The weakening of the U.S. dollar in relation to other foreign currencies during the first quarter of 2003 had a significant favorable impact on net sales. As compared to the first quarter of 2002, the strengthening of foreign currency exchange rates favorably impacted net sales for the first quarter of 2003 by approximately $11.9 million, as measured by applying 2002 exchange rates to 2003 net sales.

      The Company believes that its net sales during the first quarter of 2003 were positively affected by a strong product line and favorable foreign currency exchange rates. On the other hand, the Company believes that its overall net sales during the first quarter of 2003 were negatively affected by adverse economic conditions and continued economic uncertainty, particularly in the United States, Japan and other parts of Asia. The continued economic uncertainty in the United States was made worse by the threat and reality of war in Iraq late in the quarter. In addition, the Company believes that its net sales for 2003 were negatively affected by a decrease in rounds played due in part to bad weather in much of the United States. Golf Datatech has reported that rounds played in the United States declined 1.6% during the first quarter of 2003, as compared to the same period in 2002.

      Net sales information by product category is summarized as follows (in millions):

	For the
	Three Months
	Ended
	March 31,		Growth/(Decline)

	2003	2002	Dollars	Percent

Net sales:
Woods	$92.9	$105.6	$(12.7)	(12%)
Irons	96.2	83.4	12.8	15%
Putters	44.9	25.6	19.3	75%
Golf balls	13.7	22.5	(8.8)	(39%)
Accessories and other(1)	24.0	19.6	4.4	22%

	$271.7	$256.7	$15.0	6%

(1)	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales. Previously royalty revenue was recorded as a component of other income and prior periods have been reclassified to conform with the current year presentation.

      The $12.7 million (12%) decrease in net sales of woods to $92.9 million represents a decrease in both unit and dollar sales. This decrease was primarily attributable to a decline in sales of Big Bertha Steelhead III Drivers and Fairway Woods, Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and Big Bertha C4 Drivers. This decline was expected as the Company’s products generally sell better in their first year after introduction and 2003 is the second year in the life cycle for Big Bertha Steelhead III Drivers and Fairway Woods and the third year in the life cycle for Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods. Sales of titanium and other non-steel woods, including Great Big Bertha II Drivers and Fairway Woods, surpassed last year’s sales of Big Bertha C4 Drivers (which are being closed-out in 2003) and Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods, combined. These sales, however, did not completely offset the decline in steel woods. The initial sell-in for the launch of Great Big Bertha II Drivers and Fairway Woods began during the fourth quarter of 2002.

      The $12.8 million (15%) increase in net sales of irons to $96.2 million represents an increase in both unit and dollar sales. The sales growth was due primarily to the January 2003 launch of the Steelhead X-16 Stainless Steel Irons, including the Steelhead X-16 Pro Series line. This sales growth was partially offset by a decline in sales of Big Bertha Irons which were launched in January 2002, Hawkeye VFT irons which were launched in August 2001, and Steelhead X-14 irons which were launched in October 2000.

      The $19.3 million (75%) increase in net sales of putters to $44.9 million is attributable to increased sales of the Company’s Odyssey putters resulting from the continued success of the Odyssey White Hot 2-Ball Putter, which was introduced in January 2002.

      The $8.8 million (39%) decrease in net sales of golf balls to $13.7 million represents a decrease in both unit and dollar sales. The decline in golf ball sales is primarily attributable to the lack of new product launches in 2003. During the first quarter of 2002, the Company experienced significant sales from the initial sell-in of golf balls related to the November 2001 launch of the CTU 30 golf ball and the March 2002 launch of the HX golf ball. In addition, the Company believes that the continued decline in rounds played in the United States negatively impacted sales of golf balls in the first quarter of 2003.

      The $4.4 million (22%) increase in sales of accessories and other products is primarily attributable to the August 2002 launch of Callaway Golf Forged Wedges.

      Net sales information by regions is summarized as follows (in millions):

	For the
	Three Months
	Ended
	March 31,		Growth/(Decline)

	2003	2002	Dollars	Percent

Net sales:
United States	$149.3	$151.3	$(2.0)	(1%)
Europe	50.2	40.7	9.5	23%
Japan	33.2	31.3	1.9	6%
Rest of Asia	17.7	15.6	2.1	13%
Other foreign countries	21.3	17.8	3.5	20%

	$271.7	$256.7	$15.0	6%

      Net sales in the United States decreased $2.0 million (1%) to $149.3 million during the first quarter of 2003 versus the first quarter of 2002. Overall, the Company’s sales in regions outside of the United States increased $17.0 million (16%) to $122.4 million during the first quarter of 2003 versus the same quarter of 2002. As shown in the table above, the Company’s sales increased in all regions outside of the United States. The Company’s net sales in regions outside of the United States were favorably affected by the strengthening of foreign currencies in relation to the U.S. dollar. Had exchange rates for the first quarter of 2003 been the same as the first quarter 2002 exchange rates, overall sales in regions outside of the United States would have been approximately $11.9 million lower than reported.

      For the first quarter of 2003, gross profit increased $9.0 million to $137.8 million from $128.8 million in the first quarter of 2002. Gross profit as a percentage of net sales increased to 51% of net sales in the first quarter of 2003 from 50% in the comparable period of 2002. The Company’s gross profit percentage was positively impacted by a favorable shift in club product mix combined with lower sales volumes of golf balls, which yield lower margins. These favorable impacts were primarily offset by the negative impacts of a lower average selling price.

      Selling expenses decreased $8.4 million (15%) in the first quarter of 2003 to $48.9 million from $57.3 million in the comparable period of 2002, or 18% and 22% of net sales, respectively. This decrease was primarily due to decreased advertising expenses of $7.3 million which is due in part to a shift in timing of expected advertising spending from the first quarter to the remaining quarters in the current year and decreases of $1.6 million related to employee costs.

      General and administrative expenses increased $0.4 million (3%) in the first quarter of 2003 to $13.8 million from $13.4 million in the first quarter of 2002. As a percentage of sales, the expenses remained constant at 5%.

      Research and development expenses decreased $1.2 million (15%) in the first quarter of 2003 to $6.7 million from $7.9 million in the comparable period of 2002, or 2% and 3% of net sales, respectively. The decrease resulted primarily from a $0.5 million decrease in consulting fees combined with a $0.3 million decrease in employee costs.

      Other expenses totaled $1.2 million in the first quarter of 2003 as compared to other expenses of $0.4 million in the first quarter of 2002. The $0.8 million of additional expense is primarily attributable to a $0.6 million increase in net losses on foreign currency transactions and a $0.3 million increase in interest expense due to the termination of the accounts receivable credit facility and amendment to the revolving credit facility (see Note 7 to the Consolidated Condensed Financial Statements).

Financial Condition

      Cash and cash equivalents decreased $27.3 million (25%) to $81.2 million at March 31, 2003, from $108.5 million at December 31, 2002. The decrease primarily resulted from cash used in operating activities of $25.0 million, combined with cash used in investing and financing activities of $2.1 million and $0.1 million, respectively. Cash flows used in operating activities reflect a $134.3 million increase in accounts receivable, partially offset by a $28.9 million decrease in inventory combined with a $25.5 million increase in income taxes payable. Cash flows used in investing activities are primarily attributable to $2.2 million of capital expenditures. Cash flows used in financing activities are primarily attributable to the $3.2 million acquisition of treasury stock, partially offset by $1.4 million of proceeds from the exercise of employee stock options and $2.5 million of purchases under the employee stock purchase plan. During the three months ended March 31, 2003, the Company declared a $0.07 per share dividend that was paid in the amount of $4.6 million in April 2003.

      During the first quarter of 2003, the Company’s cash decreased $27.3 million compared to a $17.3 million decrease in cash during the first quarter of 2002. The Company’s increased cash requirements in the current year were primarily attributable to a decrease in stock option exercises, an increase in share repurchase activity and lower proceeds from the sale of marketable securities, partially offset by a decline in capital expenditures and a shift in timing of the first quarter dividend payment.

      At March 31, 2003, the Company’s net accounts receivable increased $133.8 million from December 31, 2002, which is consistent with seasonal trends (see below “Certain Factors Affecting Callaway Golf Company — Seasonality and Adverse Weather Conditions”). The Company’s accounts receivable also increased $15.3 million over the Company’s accounts receivable at March 31, 2002. This increase is primarily attributable to increased sales and the timing of the introduction of the Company’s Preferred Retailer Program in the United States, which offers longer payment terms for retailers who participate in the program in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training. The Company began enrolling customers in the Preferred Retailer Program in the first quarter of 2002. Therefore, the customer participation level in the Preferred Retailer Program during the first quarter of 2003 was higher than the introductory participation levels experienced in the first quarter of 2002.

      At March 31, 2003, the Company’s net inventory decreased $29.1 million from December 31, 2002, which is consistent with seasonal trends (see below “Certain Factors Affecting Callaway Golf Company — Seasonality and Adverse Weather Conditions”). The Company’s inventory also decreased $25.6 million as compared to March 31, 2002. This decrease is primarily attributable to the Company’s concerted effort to reduce inventory and additional inventory reserves established on ERC II Drivers and Big Bertha C4 Drivers during the latter part of 2002.

Liquidity

      The Company’s principal sources of liquidity, both on a short-term and long-term basis, for the periods presented has generally been cash flows provided by operations. The Company currently expects this to continue. The Company, however, generally maintains a back-up credit facility to cover unexpected liquidity needs. At March 31, 2003, the Company had a revolving credit facility for up to $120.0 million, subject to a borrowing base formula and certain other limitations (the “Amended Credit Agreement”). At March 31, 2003, there were no advances outstanding under the Amended Credit Agreement. The Amended Credit Agreement includes certain restrictions, including restrictions on the amount of dividends the Company can pay and the amount of its own stock the Company can repurchase. The Amended Credit Agreement also requires the Company to maintain certain minimum financial ratios, including a fixed charge coverage ratio. At March 31, 2003, the Company was in compliance with the covenants prescribed by the Amended Credit Agreement. The Amended Credit Agreement is scheduled to expire in February 2004 and, while there can be no assurance, the Company expects to obtain a new credit facility to provide an additional source of liquidity prior to the expiration of the Amended Credit Agreement.

      In August 2001, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100.0 million. The Company began the repurchase program in August 2001 and during the second quarter of 2002 completed the program, which resulted in the repurchase of 5.8 million shares of the Company’s Common Stock at an average cost of $17.11 per share for a total of $100.0 million. In May 2002, the Company announced that its Board of Directors authorized it to repurchase additional shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $50.0 million. Under this authorization, the Company has spent $34.2 million to repurchase 2.2 million shares of its Common Stock at an average cost of $15.25 per share through March 31, 2003. During the three months ended March 31, 2003, the Company spent a total of $3.2 million to repurchase 0.3 million shares under the May 2002 authorization at an average cost of $11.65 per share. As of March 31, 2003, the Company had $15.8 million of remaining authority under the May 2002 stock repurchase authorization.

      The following table provides as of March 31, 2003 certain significant cash obligations that will affect the Company’s future liquidity (in millions):

	Payments Due By Period

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases(1)	$12.4	$4.0	$4.6	$3.4	$0.4
Unconditional purchase obligations(2)	3.3	3.3	—	—	—
Deferred compensation(3)	7.1	0.7	1.3	0.4	4.7
Note payable(4)	2.4	2.4	—	—	—

Total(5)	$25.2	$10.4	$5.9	$3.8	$5.1

(1)	The Company leases certain warehouse, distribution and office facilities as well as office equipment under operating leases. The amount presented in the table represents commitments for minimum lease payments under non-cancelable operating leases.

(2)	The amounts indicated in this line item reflect a purchase agreement for golf ball materials through 2003. During the first quarter of 2003, the Company satisfied, in full, its previously reported commitment to purchase golf club materials. In addition, in the normal course of operations, the Company enters into unconditional purchase obligations with various vendors and suppliers of goods and services through purchase orders or other documentation or are undocumented except for an invoice. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in the total unconditional purchase obligations presented in this line item.

(3)	The amount indicated in the table represents the liability for the Company’s unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9.3 million at March 31, 2003.

(4)	In April 2001, the Company entered into a note payable in the amount of $7.5 million as part of a licensing agreement for patent rights. The unsecured, interest-free note payable matures on December 31, 2003 and is payable in quarterly installments.

(5)	During the second quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated and, therefore, that the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. See below “Supply of Electricity and Energy Contracts.”

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

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, (iv) indemnities involving the accuracy of representations and warranties in certain contracts and (v) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has several consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2003 was not material to the Company’s financial position, results of operations or cash flows.

      In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See below “Part II, Item I — Legal Proceedings.”

      Although the Company’s golf club operations are mature and historically have generated cash from operations, the Company’s golf ball operations are relatively new and through March 31, 2003 have not generated cash flows sufficient to fund these operations. The Company has not achieved the sales volume necessary for its golf ball business to be profitable. The Company is evaluating all available actions to reduce and eliminate the losses in its golf ball business. Some of these actions could result in a write-down of a significant portion of the assets used in the Company’s golf ball operations. As of March 31, 2003, the Company’s identifiable golf ball assets, which are comprised of net inventory, property, plant and equipment, and intangible assets, were approximately $96.6 million (see above “Critical Accounting Policies and Estimates — Long-Lived Assets”).

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

      The Company believes the Enron Contract has been terminated, and as of April 30, 2003, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

Certain Factors Affecting Callaway Golf Company

      The financial statements contained in this report and the related discussion describe and analyze the Company’s financial performance and condition for the periods indicated. For the most part, this information is historical. The Company’s prior results are not necessarily indicative of the Company’s future performance or financial condition. The Company therefore has included the following discussion of certain factors, which could affect the Company’s future performance or financial condition. These factors could cause the Company’s future performance or financial condition to differ materially from its prior performance or financial condition or from management’s expectations or estimates of the Company’s future performance or financial condition. These factors, among others, should be considered in assessing the Company’s future prospects and prior to making an investment decision with respect to the Company’s stock.

Terrorist Activity and Armed Conflict

      Terrorist activities and armed conflicts in recent years (such as the attacks on the World Trade Center and the Pentagon, the incidents of Anthrax poisoning and the military actions in the Middle East, including the war with Iraq), as well as the threat of future conflict, have had a significant adverse effect upon the Company’s business. Any such additional events would likely have an adverse effect upon an already weakened world economy (discussed below) and would likely adversely affect the level of demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on these events and the economic, political, and public safety issues and concerns associated with such events. Also, such events could adversely affect the Company’s ability to manage its supply and delivery logistics. If such events caused a significant disruption in domestic or international air, ground or sea shipments, the Company’s ability to obtain the materials necessary to produce and sell its products and to deliver customer orders also would be materially adversely affected. Furthermore, such events have negatively impacted tourism. If this negative impact upon tourism continues, the Company’s sales to retailers at resorts and other vacation destinations would be materially adversely affected.

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

Severe Acute Respiratory Syndrome (SARS)

      The outbreak of Severe Acute Respiratory Syndrome (“SARS”) in Asia, North America and Europe poses a significant risk to the Company’s business. SARS could significantly adversely affect both the demand for the Company’s products as well as the supply of the components used to make the Company’s products. Demand for golf products has been negatively affected by SARS in some of the regions where SARS is most prevalent as consumers in those regions have restricted their recreational activities and as tourism to those areas has declined. Moreover, the Company relies on many companies in Asia for its components. If the Company’s suppliers experienced a significant disruption in their business as a result of SARS, the Company’s ability to obtain the necessary components to make its products could be significantly adversely affected. If SARS is not contained and continues to spread, SARS could have a significant adverse effect upon the Company’s business.

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

Growth Opportunities

      Golf Clubs. In order for the Company to significantly grow its sales of golf clubs, the Company must either increase its share of the market for golf clubs or the market for golf clubs must grow. The Company already has a significant share of the worldwide premium golf club market and therefore opportunities for additional market share may be limited. The Company does not believe there has been any material increase in participation in the United States in 2000, 2001 or 2002. Golf Datatech has reported that the number of rounds played in the United States during 2002 decreased 2.9% as compared to the same period of 2001 and has decreased each year since at least 1999. Golf Datatech has also reported that rounds played in the United States during the first quarter of 2003 were down 1.6%, as compared to the same period last year. Furthermore, the Company believes that since 1997 the overall worldwide premium golf club market has generally not experienced substantial growth in dollar volume from year to year. There is no assurance that the overall dollar volume of the worldwide premium golf club market will grow, or that it will not decline, in the future.

      Golf Balls. The Company began selling its golf balls in February 2000 and has not yet obtained a sufficient share of the golf ball market to support profitable operations. Although opportunities exist for the acquisition of additional market share in the golf ball market, such market share is currently held by some well-established and well-financed competitors. There is no assurance that the Company will be able to obtain additional market share in this very competitive golf ball market. If the Company is unable to obtain additional market share, its golf ball sales growth may be limited (see also above “Critical Accounting Policies and Estimates — Long-Lived Assets” and “Liquidity”).

Golf Ball Costs

      The cost of entering the golf ball business has been significant. The cost of competing in the golf ball business has also been significant and has required significant investment in advertising, tour and promotion. To date, the development of the Company’s golf ball business has had a significant negative impact on the Company’s cash flows, financial position and results of operations. As presently structured, the Company will need to produce and sell golf balls in large volumes to cover its costs and become profitable. There is no assurance that the Company will be able to achieve the sales volume necessary to make its golf ball business profitable. Until the golf ball business becomes profitable, the Company’s results of operations, cash flows and financial position will continue to be negatively affected. The Company is evaluating all available actions to reduce and eliminate the losses in its golf ball business. Some of these actions could result in a write-down of a significant portion of the assets used in the Company’s golf ball operations (see also above “Critical Accounting Policies and Estimates — Long-Lived Assets” and “Liquidity”).

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

Dependence on Certain Suppliers and Materials

      The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single-sourced. Many of these suppliers are located in Asia, including China and Taiwan. These regions have been significantly affected by the outbreak of Severe Acute Respiratory Syndrome (SARS). If SARS is not contained and continues to spread, the Company’s ability to obtain the components it needs to make its products could be significantly adversely affected. In addition, some of the Company’s products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. The Company believes that suitable clubheads and shafts could be obtained from other manufacturers in the event its regular suppliers (because of financial difficulties or otherwise) were unable or failed to provide suitable components. However, there could be a significant production delay or disruption caused by the inability of current suppliers to deliver or the transition to other suppliers, which in turn could have a material adverse impact on the Company’s results of operations. The Company is also single-sourced or dependent on a limited number of suppliers for the materials it uses to make its golf balls. Many of the materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company’s golf ball business. If the Company did experience any such delays or interruptions, there is no assurance that the Company would be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.

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

      Golf Balls. The premium golf ball business is also highly competitive and may be becoming even more competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated market share in excess of 50% of the premium golf ball business. Furthermore, worldwide sales of golf balls have been declining due to declines in rounds played and other factors, resulting in a surplus of worldwide golf ball manufacturing capacity. As competition in this business increases, many of these competitors are substantially discounting the prices of their products and/or increasing advertising, tour or other promotional support. This increased competition has resulted in significant expenses in both tour and advertising support and product development. In order for its golf ball business to be successful, the Company will need to penetrate the market share held by existing competitors, while competing with new entrants, and must do so at prices and costs that are profitable. There can be no assurance that the Company’s golf balls will obtain the market acceptance or profitability necessary to be commercially successful (see also above “Critical Accounting Policies and Estimates — Long-Lived Assets” and “Liquidity”).

Market Acceptance of Products

      A golf manufacturer’s ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including a golf club’s and golf ball’s look and “feel,” and the level of acceptance that a golf club and ball has among professional and recreational golfers. The subjective preferences of golf club and ball purchasers are difficult to predict and may be subject to rapid and unanticipated changes. In addition, the Company’s products have tended to incorporate significant innovations in design and manufacture, which have often resulted in higher prices for the Company’s products relative to other products in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay such premium prices for golf equipment or that the Company will be able to continue to design and manufacture premium products that achieve market acceptance in the future. For example, in 2002, the Company introduced the C4 Driver made of compression-cured carbon composite. Despite the product’s excellent performance, this product did not meet the Company’s sales expectations and is indicative of the risks associated with the subjective preferences of golfers. In general, there can be no assurance as to how long the Company’s golf clubs and golf balls will maintain market acceptance and therefore no assurance that the demand for the Company’s products will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

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

      All of the Company’s current products (including the new Great Big Bertha II Titanium Drivers), with the exception of the Great Big Bertha II+ Titanium Drivers, are believed to be “conforming” under the Rules of Golf as published by the USGA. All of the Company’s current products are believed to be conforming to the existing Rules of Golf as published by the R&A. However, effective January 1, 2003 the Company’s Great Big Bertha II+ Titanium Drivers will not be conforming in certain competitions involving highly skilled golfers and effective January 1, 2008 such drivers will not be conforming under the generally applicable Rules of Golf as published by the R&A. These new R&A restrictions could affect current and future sales of such drivers in R&A jurisdictions, including jurisdictions in which the Company previously sold such products and in which there previously were no R&A restrictions. The Company also believes that the general confusion created by the USGA as to what is a conforming or non-conforming driver has hurt sales of its drivers generally.

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

      Golf Clubs. In the past, the Company has experienced an exceptional level of club usage on the world’s major professional tours, and the Company has heavily advertised that fact. Many professional golfers throughout the world use the Company’s golf clubs even though they are not contractually bound to do so and do not grant any endorsement to the Company. The Company from time to time implements programs that create cash incentives that financially reward such usage. Many other companies, however, also aggressively seek the patronage of these professionals and offer many inducements, including significant cash rewards and specially designed products. The inducements offered by other companies could result in a decrease in usage of the Company’s clubs by professional golfers or increase the amount the Company must spend to maintain its tour presence. The Company believes that professional usage contributes to retail sales, and it is therefore possible that a decline in the level of professional usage of the Company’s products could have a material adverse effect on the Company’s sales and business.

      Golf Balls. Many golf ball manufacturers, including the leading U.S. manufacturer of premium golf balls, have focused a great deal of their marketing efforts on promoting the fact that tour professionals use their balls. Some of these golf ball competitors spend large amounts of money to secure professional endorsements and/or usage, and the market leader has obtained a very high degree of tour penetration. While all of the Company’s staff professionals, as well as other professionals who are not on the Company’s staff, have decided to use the Company’s golf balls in play, there is no assurance they will continue to do so. Furthermore, there are many other professionals who are already under contract with other golf ball manufacturers or who, for other reasons, may not choose to play the Company’s golf ball products. The Company does not currently plan to match the endorsement spending levels of the leading manufacturer, and will instead rely more heavily upon the performance of the Company’s golf ball products and other factors to attract professionals to the product. There is some evidence to suggest that there is a correlation between use by professional golfers and retail sales. The Company therefore believes that the results of the Company’s golf ball business could be significantly affected by its success or lack of success in securing acceptance on the professional tours.

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

      The Company’s Code of Conduct and Ethics Policy prohibits misappropriation of trade secrets and confidential information of third parties. The Code of Conduct and Ethics Policy is contained in the Company’s Employee Handbook and available to all employees on the Company’s internal website. Employees also sign an Employee Invention and Confidentiality Agreement prohibiting disclosure of trade secrets and confidential information from third parties. Periodic training is provided to employees on this topic as well. Despite taking these steps, as well as others, the Company cannot guarantee that these measures will be adequate in all instances to prevent misappropriation of trade secrets from third parties or the accusation by a third party that such misappropriation has taken place.

Brand Licensing

      The Company licenses its trademarks to third party licensees who produce, market and sell their products bearing the Company’s trademarks. The Company chooses its licensees carefully and imposes upon such licensees various restrictions on the products, and on the manner, on which such trademarks may be used. Despite these restrictions, or if a licensee fails to adhere to these restrictions, the Company’s brand could be damaged by the use or misuse of the Company’s trademarks in connection with its licensees’ products.

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

      The Company uses derivative financial instruments for hedging purposes to limit its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with credit-worthy firms. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company also utilized a derivative commodity instrument, the Enron Contract, to manage electricity costs in the volatile California energy market during the period of June 2001 through November 2001. Pursuant to its terms, the Enron Contract was terminated. The Company is also exposed to interest rate risk from its credit facility.

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

      At March 31, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts were approximately $126.6 million and $141.5 million, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At March 31, 2003, the fair value of foreign currency-related derivatives were recorded as current assets of $0.3 million and current liabilities of $2.3 million.

      At March 31, 2003 and 2002, the notional amounts of the Company’s foreign currency contracts designated as cash flow hedges were approximately $30.0 million and $63.0 million, respectively. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three months ended March 31, 2003 and 2002, the Company recorded the following activity in OCI (in millions):

	Three Months
	Ended
	March 31,

	2003	2002

Beginning OCI balance related to cash flow hedges	$(1.4)	$6.4
Add: Net gain/(loss) initially recorded in OCI	(1.2)	1.6
Deduct: Net gain/(loss) reclassified from OCI into earnings	(1.1)	0.6

Ending OCI balance related to cash flow hedges	$(1.5)	$7.4

      During the three months ended March 31, 2003 and 2002, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of March 31, 2003, $1.5 million of deferred net losses related to derivative instruments designated as cash flow hedges were included in OCI. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from OCI into earnings. The Company does not expect that such reclassifications would have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three months ended March 31, 2003 and 2002, the Company recorded net losses of $0.1 million and net gains of $0.2 million, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At March 31, 2003 and 2002, the notional amounts of the Company’s foreign currency contracts used to hedge outstanding balance sheet exposures were approximately $96.6 million and $78.5 million, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized in other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended March 31, 2003 and 2002, the Company recorded net losses of $0.8 million and $0.2 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2003 through its derivative financial instruments.

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

      The estimated maximum one-day loss from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $12.5 million at March 31, 2003. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $10.1 million at March 31, 2003 and would impact earnings. The remaining $2.4 million of the estimated loss at March 31, 2003 is derived from outstanding foreign exchange contracts designated as cash flow hedges and would initially impact OCI. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

      Additionally, the Company is exposed to interest rate risk from its Amended Credit Agreement (see Note 7 to the Company’s Consolidated Condensed Financial Statements) which is indexed to, at the Company’s election, (i) the London Interbank Offering Rate plus a margin or (ii) the higher of the prime rate or Federal Funds Rate plus 50 basis points. No amounts were advanced or outstanding under this facility at March 31, 2003. The Accounts Receivable Facility was terminated in February 2003.

      Note 7 to the Company’s Consolidated Condensed Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

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

      The Company, incident to its business activities, is often the plaintiff in legal proceedings, both in the United States and abroad, in various stages of development. In conjunction with the Company’s program of enforcing its proprietary rights, the Company has initiated or may initiate actions against alleged infringers under the intellectual property laws of various countries, including, for example, the U.S. Lanham Act, the U.S. Patent Act, and other pertinent laws. Defendants in these actions may, among other things, contest the validity and/or the enforceability of some of the Company’s patents and/or trademarks. Others may assert counterclaims against the Company. Historically, these matters individually and in the aggregate have not had a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company or some other material loss to the Company. One or more of these results could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace.

      In addition, the Company from time to time receives information claiming that products sold by the Company infringe or may infringe patent or other intellectual property rights of third parties. It is possible that one or more claims of potential infringement could lead to litigation, the need to obtain licenses, the need to alter a product to avoid infringement, a settlement or judgment, or some other action or material loss by the Company.

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

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co., and certain principals of the Perfect Putter Co. Plaintiffs have sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs allege that the Company misappropriated certain alleged trade secrets of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorneys fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, Callaway Golf removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. On April 29, 2003, the District Court denied plaintiffs’ motion to remand the case to state court, holding that the sales representative had been “fraudulently joined” solely for the purpose of defeating diversity jurisdiction. No discovery has occurred.

      The Company’s Korean subsidiary, Callaway Golf Korea Ltd., inadvertently failed to make a filing for the 1998-2000 fiscal years under the Korean Foreign Exchange Transaction Regulation, which requires disclosure of intercompany transfers received by Callaway Golf Korea from the Company for warranty claims. Failure to make this filing can result in potential criminal penalties for the responsible employee and Callaway Golf Korea. The Company learned about the error in the course of a routine audit by Korean customs authorities. Upon learning of the filing requirement, the required disclosures were made by Callaway Golf Korea for 2001 and 2002, but could not be made retroactively for 1998-2000. The Company’s outside tax advisor advised the Company in late October 2002 that Korean Customs authority procedures require that the matter be referred to Korean prosecutors for review. During the first quarter of 2003, the responsible employee and the Company were assessed, and the Company paid, a fine in the amount of approximately $50,000.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2003. Except as discussed above with regard to the MaxFli litigation, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations or cash flows, or financial position.

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      a.     Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).
3.2	Second Amended and Restated Bylaws, as amended and restated as of February 27, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).
4.2	Rights Agreement by and between the Company and Mellon Investor Services LLC (f/k/a Chemical Mellon Shareholder Services) as Rights Agent, dated as of June 21, 1995, incorporated herein by this reference to Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
4.3	First Amendment to Rights Agreement, effective June 22, 2001, by and between Callaway Golf Company and Mellon Investor Services, LLC, incorporated herein by this reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Commission on March 21, 2002 (file no. 1-10962).
4.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock, incorporated herein by this reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
10.48	First Amendment to Second Amended Executive Officer Employment Agreement, dated March 1, 2003, by and between the Company and Ronald A. Drapeau.(†)
10.49	First Amendment to Executive Officer Employment Agreement, dated April 1, 2003, by and between the Company and Richard C. Helmstetter.(†)
10.50	First Amendment to First Amended Executive Officer Employment Agreement, dated March 1, 2003, by and between the Company and Steven C. McCracken.(†)
10.51	First Amendment to First Amended Executive Officer Employment Agreement, dated March 1, 2003, by and between the Company and Bradley J. Holiday.(†)
10.52	First Amendment to Executive Officer Employment Agreement, dated March 1, 2003, by and between the Company and Patrice Hutin.(†)
10.53	First Amendment to First Amended Executive Officer Employment Agreement, dated March 1, 2003, by and between the Company and Robert A. Penika.(†)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

(†) Included with this Report.

      b.     Reports on Form 8-K

      Form 8-K, dated April 23, 2003, reporting the issuance of a press release of even date therewith, which press release was captioned, “Callaway Golf Exceeds Estimates with First Quarter Results; Estimates for the Year Remain Unchanged.”

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY

Bradley J. Holiday
Executive Vice President and
Chief Financial Officer

Date: May 5, 2003

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: May 5, 2003

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

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Bradley J. Holiday
Executive Vice President and
Chief Financial Officer

Dated: May 5, 2003

EXHIBIT INDEX

Exhibit	Description

10.48	First Amendment to Second Amended Executive Officer Employment Agreement, dated March 1, 2003, by and between the Company and Ronald A. Drapeau.
10.49	First Amendment to Executive Officer Employment Agreement, dated April 1, 2003, by and between the Company and Richard C. Helmstetter.
10.50	First Amendment to First Amended Executive Officer Employment Agreement, dated March 1, 2003, by and between the Company and Steven C. McCracken.
10.51	First Amendment to First Amended Executive Officer Employment Agreement, dated March 1, 2003, by and between the Company and Bradley J. Holiday.
10.52	First Amendment to Executive Officer Employment Agreement, dated March 1, 2003, by and between the Company and Patrice Hutin.
10.53	First Amendment to First Amended Executive Officer Employment Agreement, dated March 1, 2003, by and between the Company and Robert A. Penika.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.