Form 10-Q
period 2003-06-30
CALLAWAY GOLF CO /CA
filed 2003-08-07
CIK 837465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of July 31, 2003 was 75,545,649.

      Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to sufficiency of liquidity or the estimated charges to earnings the Company could incur if it completes its acquisition of the assets associated with Top Flite’s golf business, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Callaway Golf Company” contained in this report, as well as the Company’s other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

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
Item 6. Exhibits and Reports on Form 8-K
EXHIBIT INDEX
EXHIBIT 10.54
EXHIBIT 10.56
EXHIBIT 10.57
EXHIBIT 10.58
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

CALLAWAY GOLF COMPANY

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$137,459	$108,452
Accounts receivable, net	196,563	63,867
Inventories, net	119,631	151,760
Deferred taxes	34,169	34,519
Other current assets	8,208	10,429

Total current assets	496,030	369,027

Property, plant and equipment, net	151,560	167,340
Intangible assets, net	102,424	103,115
Goodwill	19,171	18,202
Deferred taxes	6,032	5,216
Other assets	16,551	16,945

	$791,768	$679,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$71,233	$61,720
Accrued employee compensation and benefits	24,972	23,168
Accrued warranty expense	14,580	13,464
Note payable	1,608	3,160
Income taxes payable	35,762	7,649

Total current liabilities	148,155	109,161

Long-term liabilities:
Deferred compensation	7,855	7,375
Energy derivative valuation account	19,922	19,922

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 2003 and December 31, 2002.	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 83,577,427 and 83,577,427 issued at June 30, 2003 and December 31, 2002, respectively	836	836
Paid-in capital	370,092	371,496
Unearned compensation	—	(15)
Retained earnings	506,863	439,454
Accumulated other comprehensive loss	(150)	(3,847)
Less: Grantor Stock Trust held at market value, 9,701,528 shares and 10,128,723 shares at June 30, 2003 and December 31, 2002, respectively	(128,254)	(134,206)

	749,387	673,718
Less: Common Stock held in treasury, at cost, 8,048,778 shares and 7,772,378 shares at June 30, 2003 and December 31, 2002, respectively	(133,551)	(130,331)

Total shareholders’ equity	615,836	543,387

	$791,768	$679,845

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2003		2002		2003		2002

Net sales	$242,077	100%	$252,473	100%	$513,796	100%	$509,182	100%
Cost of goods sold	115,583	48%	114,684	45%	249,465	49%	242,641	48%

Gross profit	126,494	52%	137,789	55%	264,331	51%	266,541	52%
Operating expenses:
Selling	53,164	22%	54,978	22%	102,064	20%	112,277	22%
General and administrative	14,629	6%	14,988	6%	28,470	6%	28,408	6%
Research and development	6,242	3%	8,444	3%	12,914	3%	16,327	3%

Total operating expenses	74,035	31%	78,410	31%	143,448	28%	157,012	31%

Income from operations	52,459	22%	59,379	24%	120,883	24%	109,529	22%
Other income, net	1,472		1,404		288		1,022

Income before provision for income taxes	53,931	22%	60,783	24%	121,171	24%	110,551	22%
Provision for income taxes	19,788		23,641		44,550		42,715

Net income	$34,143	14%	$37,142	15%	$76,621	15%	$67,836	13%

Earnings per common share:
Basic	$0.52		$0.56		$1.16		$1.01
Diluted	$0.52		$0.55		$1.16		$0.99
Weighted-average shares outstanding:
Basic	65,804		66,922		65,770		67,132
Diluted	66,146		67,910		66,036		68,264

Dividends paid per share	$0.07		$0.07		$0.14		$0.14

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$76,621	$67,836
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,316	17,031
Loss on disposal of assets	391	199
Tax benefit from exercise of stock options	161	4,451
Non-cash compensation	15	221
Net non-cash foreign currency hedging losses (gains)	2,198	(3,784)
Net losses (gains) from sale of marketable securities	98	(35)
Deferred taxes	(18)	(1,356)
Non-cash advertising expense	219	—
Changes in assets and liabilities:
Accounts receivable, net	(129,678)	(120,864)
Inventories, net	33,990	26,970
Other assets	1,308	12,995
Accounts payable and accrued expenses	4,948	15,330
Accrued employee compensation and benefits	1,712	4,754
Accrued warranty expense	1,116	(1,073)
Income taxes payable	28,069	22,289
Deferred compensation	480	1,659

Net cash provided by operating activities	41,946	46,623

Cash flows from investing activities:
Capital expenditures	(3,956)	(14,632)
Acquisitions, net of cash acquired	—	(8)
Investment in marketable securities	—	(540)
Proceeds from sale of marketable securities	24	6,997
Cash paid for investments	—	(2,000)
Proceeds from sale of capital assets	104	862

Net cash used in investing activities	(3,828)	(9,321)

Cash flows from financing activities:
Payments on note payable	(1,552)	(1,166)
Issuance of Common Stock	4,387	12,923
Acquisition of Treasury Stock	(3,220)	(33,212)
Dividends paid, net	(9,212)	(9,398)

Net cash used in financing activities	(9,597)	(30,853)

Effect of exchange rate changes on cash and cash equivalents	486	1,358

Net increase in cash and cash equivalents	29,007	7,807
Cash and cash equivalents at beginning of period	108,452	84,263

Cash and cash equivalents at end of period	$137,459	$92,070

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

						Accumulated
	Common Stock					Other		Treasury Stock
			Paid-in	Unearned	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	GST	Shares	Amount	Total

Balance, December 31, 2002	83,577	$836	$371,496	$(15)	$439,454	$(3,847)	$(134,206)	(7,772)	$(130,331)	$543,387

Exercise of stock options	—	—	(385)	—	—	—	2,316	—	—	1,931
Tax benefit from exercise of stock options	—	—	161	—	—	—	—	—	—	161
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(276)	(3,220)	(3,220)
Compensatory stock and stock options	—	—	—	15	—	—	—	—	—	15
Employee stock purchase plan	—	—	(741)	—	—	—	3,197	—	—	2,456
Cash dividends declared	—	—	—	—	(9,212)	—	—	—	—	(9,212)
Adjustment of Grantor Stock Trust shares to market value	—	—	(439)	—	—	—	439	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	2,485	—	—	—	2,485
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	1,120	—	—	—	1,120
Change in unrealized loss on marketable securities	—	—	—	—	—	92	—	—	—	92
Net income	—	—	—	—	76,621	—	—	—	—	76,621

Balance, June 30, 2003	83,577	$836	$370,092	$—	$506,863	$(150)	$(128,254)	(8,048)	$(133,551)	$615,836

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

      Certain prior period amounts have been reclassified to conform with the current period presentation.

2.	Asset Purchase Agreement

      On June 30, 2003, the Company announced that it had entered into an agreement with The Top-Flite Golf Company to purchase substantially all of the assets associated with Top-Flite’s golf business, including its manufacturing facilities, the Top-Flite, Strata and Ben Hogan brands, and all U.S. and foreign golf-related patents and trademarks. The Top-Flite Golf Company, formerly known as Spalding Sports Worldwide, manufactures both golf balls and golf clubs. The assets would be acquired free and clear of any existing debt and most other liabilities pursuant to a Chapter 11 petition filed by The Top-Flite Golf Company on June 30, 2003. The total price to be paid by Callaway Golf Company for the acquired assets under the terms of the agreement is approximately $125,000,000, subject to certain adjustments. As part of the bankruptcy approval process, the bankruptcy court has approved the Company as the “stalking horse” bidder but the bankruptcy court will permit other bidders who meet certain qualifications the opportunity to submit higher and better bids than the Company’s bid. Such other bids must provide for an aggregate purchase price of at least $1,000,000 more than, and may not be on terms materially more burdensome or conditional than, the Company’s bid. Some other firms, including some of the Company’s competitors, have already expressed an interest in participating in the bidding process. If a third party submits a higher and better bid than the Company’s bid, the Company would have the opportunity to increase its bid if it desired to do so. As a result of this process, it is possible that the Company ultimately will not consummate the purchase of the Top-Flite assets or that the amount the Company must pay for the assets will exceed its current bid of $125,000,000 (see Note 11).

3.	Recent Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require in both annual and interim financial statements prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly period ended June 30, 2003 (see Note 4).

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 has not had a material impact on the Company’s results of operations or financial position.

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

4.	Accounting for Stock-Based Compensation

      The Company accounts for its stock-based employee compensation plans using the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For the three and six months ended June 30, 2002, the Company recorded employee compensation expense of $46,000 and $92,000 in net income as a result of the restricted stock awards granted in 1998. The restricted stock awards vested in January 2003 and the Company recorded $15,000 of employee compensation expense in net income for the six months ended June 30, 2003. No expense was recorded during the three months ended June 30, 2003. All other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income for those awards. Compensation expense for non-employee stock-based compensation awards is measured using the fair-value method.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income:
Net income, as reported	$34,143	$37,142	$76,621	$67,836
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	28	10	57
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,259)	(2,970)	(4,617)	(5,561)

Pro forma net income	$31,844	$34,200	$72,014	$62,332

Earnings per common share:
Basic — as reported	$0.52	$0.56	$1.16	$1.01
Basic — pro forma	$0.48	$0.51	$1.09	$0.93
Diluted — as reported	$0.52	$0.55	$1.16	$0.99
Diluted — pro forma	$0.48	$0.50	$1.09	$0.91

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Dividend yield	1.8%	1.7%	1.8%	1.7%
Expected volatility	48.9%	52.2%	48.3%	52.2%
Risk free interest rates	1.22%-3.93%	1.94%-2.37%	1.22%-3.93%	1.94%-2.37%
Expected lives	3-4 years	3-4 years	3-4 years	3-4 years

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

5.	Marketable Securities and Other Investments

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

      The Company held no marketable securities at June 30, 2003. Marketable securities at December 31, 2002 were $26,000 and consisted primarily of investments in public corporations, which were classified as available-for-sale securities within other assets. Proceeds from the sale of available-for-sale securities for the six months ended June 20, 2003 and 2002 were $24,000 and $6,997,000, respectively. The Company records gains and losses on available-for-sale securities sold and unrealized and realized gains on trading securities in other income (expense), net. For the three months ended June 30, 2003 and 2002, the Company recorded net gains of $0 and $37,000, respectively. For the six months ended June 30, 2003 and 2002, the Company recorded net losses of $98,000 and net gains of $35,000, respectively.

6.	Inventories

      Inventories are summarized below (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$60,113	$63,953
Work-in-process	1,782	2,550
Finished goods	72,198	102,018

	134,093	168,521
Reserve for excess and obsolescence	(14,462)	(16,761)

	$119,631	$151,760

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.	Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class (in thousands):

	June 30, 2003			December 31, 2002

		Accumulated	Net Book		Accumulated	Net Book
	Gross	Amortization	Value	Gross	Amortization	Value

Non-amortizing:
Trade name(1)	$62,013	$—	$62,013	$62,013	$—	$62,013
Trademark and trade dress(1)	26,577	—	26,577	26,577	—	26,577
Amortizing patents and other	20,163	6,329	13,834	20,224	5,699	14,525

Total intangible assets	$108,753	$6,329	$102,424	$108,814	$5,699	$103,115

(1)	Acquired through acquisition transactions.

      Amortizing intangible assets are amortized using the straight-line method over periods ranging from 3 to 16 years. During the three months ended June 30, 2003 and 2002, aggregate amortization expense was approximately $352,000 and $497,000, respectively. During the six months ended June 30, 2003 and 2002, aggregate amortization expense was approximately $703,000 and $921,000, respectively. Amortization expense in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2003	$788
2004	1,491
2005	1,476
2006	1,345
2007	1,340
2008	1,332
Thereafter	6,062

$13,834

      Changes in goodwill during the six months ended June 30, 2003 were due to foreign currency fluctuations.

8.	Debt

      Effective June 16, 2003, the Company terminated its prior revolving credit facility with GE Capital Corporation and other lenders and entered into a new Credit Agreement (the “BOA Agreement”) with Bank of America, N.A. (“BOA”) to provide a new line of credit that is scheduled to be available until June 16, 2005, subject to earlier termination in accordance with the terms of the BOA Agreement.

      Subject to the terms of the BOA Agreement, the Company can borrow up to a maximum of $50,000,000 under the new line of credit. The Company is required to pay on a quarterly basis an unused commitment fee equal to 17.5 to 25.0 basis points of the unused commitment amount, with the exact amount determined based upon the Company’s Consolidated Leverage Ratio. For purposes of the BOA Agreement, “Consolidated Leverage Ratio” means, as of any date of determination, the ratio of “Consolidated Funded Indebtedness” as of such date to “Consolidated EBITDA” for the four most recent fiscal quarters (as such terms are defined in the BOA Agreement). Outstanding borrowings under the BOA Agreement accrue interest at the Company’s

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

election at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) BOA’s prime rate, and in either case less a margin of 50.0 to 100.0 basis points depending upon the Company’s Consolidated Leverage Ratio or (ii) the Eurodollar Rate (as such term is defined in the BOA Agreement), plus a margin of 75.0 to 125.0 basis points depending upon the Company’s Consolidated Leverage Ratio. The Company has agreed that repayment of amounts under the BOA Agreement will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by the Company’s pledge of 65% of the stock it holds in certain of its foreign subsidiaries and by certain intercompany debt securities and proceeds thereof. As of June 30, 2003, there were no borrowings outstanding under the BOA Agreement.

      The BOA Agreement requires the Company to maintain certain minimum financial covenants. Specifically, (i) the Company’s Consolidated Leverage Ratio may not exceed 1.25 to 1.00 during any four consecutive fiscal quarters and (ii) Consolidated EBITDA for any four consecutive quarters may not be less than $50,000,000. The BOA Agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other matters customarily restricted in loan documents. The BOA Agreement also contains other customary provisions, including affirmative covenants, representations and warranties and events of default. At June 30, 2003, the Company was in compliance with the covenants prescribed by the BOA Agreement.

      In April 2001, the Company entered into a note payable in the amount of $7,500,000 as part of a licensing agreement for patent rights. The unsecured, interest-free note payable matures on December 31, 2003 and is payable in quarterly installments. The total amount payable in 2003 is $3,300,000. The present value of the note payable at issuance totaled $6,702,000 using an imputed interest rate of approximately 7%. The Company recorded interest expense of $42,000 and $97,000 for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2002, the Company recorded interest expense of $87,000 and $184,000, respectively.

9.	Product Warranty

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Beginning balance(1)	$14,798	$34,933	$13,464	$34,864
Provision	3,598	2,846	7,701	5,784
Claims paid/costs incurred	(3,816)	(3,988)	(6,585)	(6,857)

Ending balance	$14,580	$33,791	$14,580	$33,791

(1)	During the third quarter of 2002, the Company refined its methodology for estimating its future warranty liability. As a result of this change in methodology, the Company reduced its warranty reserve by approximately $17,000,000. The change in methodology was accounted for as a change in accounting principle inseparable from a change in estimate.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10.	Earnings Per Share

      A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three and six months ended June 30, 2003 and 2002 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Weighted-average shares outstanding:
Weighted-average shares outstanding — Basic	65,804	66,922	65,770	67,132
Dilutive securities	342	988	266	1,132

Weighted-average shares outstanding — Diluted	66,146	67,910	66,036	68,264

      For the three months ended June 30, 2003 and 2002, options outstanding totaling 11,215,000 and 8,542,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive. For the six months ended June 30, 2003 and 2002, options outstanding totaling 13,181,000 and 8,434,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

11.	Commitments and Contingencies

Top-Flite Acquisition

      On June 30, 2003, the Company announced that it had entered into an agreement with The Top-Flite Golf Company to purchase substantially all of the assets associated with Top-Flite’s golf business, including its manufacturing facilities, the Top-Flite, Strata and Ben Hogan brands, and all U.S. and foreign golf-related patents and trademarks. The total price to be paid by Callaway Golf Company for the acquired assets under the agreement is approximately $125,000,000, subject to certain adjustments. The Company faces certain risks associated with entering into such an agreement.

      There is no assurance that the Company will successfully complete the acquisition. As previously announced by the Company, the acquisition is subject to certain contingencies, including the approval by the United States Bankruptcy Court in Wilmington, Delaware. Further, as part of the bankruptcy approval process, the bankruptcy court has approved the Company as the “stalking horse” bidder but the bankruptcy court will permit other bidders who meet certain qualifications the opportunity to submit higher and better bids than the Company’s bid. Such other bids must provide for an aggregate purchase price of at least $1,000,000 more than, and may not be on terms materially more burdensome or conditional than, the Company’s bid. Some other firms, including some of the Company’s competitors, have already expressed an interest in participating in the bidding process. If a third party submits a higher and better bid than the Company’s bid, the Company would have the opportunity to increase its bid if it desired to do so. As a result of this process, it is possible that the Company ultimately will not consummate the purchase of the Top-Flite assets or that the amount the Company must pay for the assets will exceed its current bid of $125,000,000.

      If the Company does not successfully complete the acquisition, the Company would have to pursue other alternatives to eliminate the losses in its golf ball business. It is possible the Company could forgo other opportunities for its golf ball business while it is pursuing the acquisition. Furthermore, the failure to complete the acquisition could cause confusion surrounding the Company’s golf ball business among customers, suppliers and employees, which could have an adverse impact upon the Company’s golf ball business and results of operations.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      On the other hand, the Company may complete the acquisition, in which case the Company would face many challenges in trying to reverse the decline of the Top-Flite brand in the marketplace and in trying to consolidate the golf ball manufacturing operations to eliminate the losses in the Company’s golf ball operations. Some of these challenges would include (i) retention of Top-Flite key employees, (ii) negotiating new labor agreements in a timely fashion, (iii) maintaining good vendor relationships, particularly if the Top-Flite vendors are not paid in full in the bankruptcy proceedings, (iv) difficulties in integrating the Top-Flite brands with the Callaway Golf Company brands and (v) employee and other issues inherent in any consolidation. Furthermore, the acquisition, integration and consolidation of the acquired assets will require a considerable amount of time and attention of senior management and others, which could have an adverse effect upon the Company’s club business.

      In addition, if the Company is successful in completing the acquisition, the Company could incur significant charges to earnings in connection with the consolidation of operations. The Company previously announced that it estimated such charges could be up to $70,000,000 and the majority of these charges would be non-cash.

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

      On April 6, 2001, a complaint was filed against Callaway Golf Company and Callaway Golf Sales Company in the Circuit Court of Sevier County, Tennessee, Case No. 2001-241-IV. The complaint seeks to assert a class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products on or after March 30, 2000. Specifically, the complaint alleges that the Company adopted a New Product Introduction Policy governing the introduction of certain of the Company’s new products in violation of Tennessee and Kansas antitrust and consumer protection laws. The plaintiff is seeking damages, restitution and punitive damages. The parties are engaged in discovery.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”) for infringement of a golf ball aerodynamics patent owned by the Company. On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that former MaxFli employees hired by the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages; an additional award of punitive damages equal to two times the compensatory damages; attorneys’ fees; a declaratory judgment; and injunctive relief. Both parties have amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. The parties are engaged in fact and expert discovery. MaxFli submitted a report from its damages expert asserting that MaxFli is entitled to at least $18,500,000 in compensatory damages from the Company. MaxFli has informed the Company that it may seek leave to amend its damages expert report to substantially increase the compensatory damages that MaxFli will seek at trial. The Company has submitted its own expert report seeking damages for patent infringement and false advertising. The Company anticipates that each party will challenge the methodology and conclusions in the expert damages reports of the other. The trial date has been scheduled for February 23, 2004. An unfavorable resolution of MaxFli’s counterclaim could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co. and certain principals of the Perfect Putter Co. Plaintiffs have sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs allege that the Company misappropriated certain alleged trade secrets of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorneys fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, Callaway Golf removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. On April 29, 2003, the District Court denied plaintiffs’ motion to remand the case to state court, holding that the sales representative had been “fraudulently joined” solely for the purpose of defeating diversity jurisdiction. The parties are currently engaged in discovery. The trial of the action has been set to commence in the fall of 2004.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2003. Except as discussed above with regard to the MaxFli litigation, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations or cash flows, or financial position.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      As a result of the Company’s notice of termination to EESI, and certain other automatic termination provisions under the Enron Contract, the Company believes that the Enron Contract has been effectively and appropriately terminated. There can be no assurance that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001 (see Note 13).

Vendor Arrangements

      The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single-sourced. In addition, some of the Company’s products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. The Company believes that suitable clubheads and shafts could be obtained from other manufacturers in the event its regular suppliers (because of financial difficulties or otherwise) are unable or fail to provide suitable components. However, any significant production delay or disruption caused by the inability of current suppliers to deliver or the transition to other suppliers could have a material adverse impact on the Company’s results of operations. The Company is also single-sourced or dependent on a limited number of suppliers for the materials it uses to make its golf balls. Many of the materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company’s golf ball business. If the Company did experience any such delays or interruptions, there is no assurance that the Company would be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.

      The Company has entered into long-term purchase agreements for various key raw materials. As of June 30, 2003, the purchase commitment related to golf ball materials through December 2003 was approximately $2,694,000. As of June 30, 2003, the Company did not have any outstanding commitments to purchase golf club materials.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Other Contingent Contractual Obligations

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, (iv) indemnities involving the accuracy of representations and warranties in certain contracts and (v) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has several consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2003 was not material to the Company’s financial position, results of operations or cash flows.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12.	Segment Information

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

      The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales
Golf clubs	$226,494	$228,730	$484,522	$462,917
Golf balls	15,583	23,743	29,274	46,265

	$242,077	$252,473	$513,796	$509,182

Income (loss) before provision for income taxes
Golf clubs	$69,126	$72,832	$152,756	$137,287
Golf balls	(5,359)	(1,976)	(10,099)	(6,167)
Reconciling items(1)	(9,836)	(10,073)	(21,486)	(20,569)

	$53,931	$60,783	$121,171	$110,551

Additions to long-lived assets
Golf clubs	$1,756	$7,110	$3,916	$14,006
Golf balls	—	1,107	40	1,838

	$1,756	$8,217	$3,956	$15,844

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

13.	Derivatives and Hedging

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      At June 30, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts were approximately $87,722,000 and $137,755,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At June 30, 2003, the fair values of foreign currency-related derivatives were recorded as current assets of $605,000 and current liabilities of $1,274,000.

      At June 30, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $22,876,000 and $41,977,000, respectively. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three and six months ended June 30, 2003 and 2002, the Company recorded the following activity in OCI (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Beginning OCI balance related to cash flow hedges	$(1,477)	$7,422	$(1,362)	$6,424
Add: Net gain/(loss) initially recorded in OCI	(159)	(4,531)	(1,344)	(2,973)
Deduct: Net gain/(loss) reclassified from OCI into earnings	(1,075)	2,546	(2,145)	3,106

Ending OCI balance related to cash flow hedges	$(561)	$345	$(561)	$345

      During the three and six months ended June 30, 2003, no gains were reclassified into earnings as a result of the discontinuance of cash flow hedges. During the three and six months ended June 30, 2002, $171,000 of gains were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of June 30, 2003, $561,000 of deferred net losses related to derivative instruments designated as cash flow hedges were included in OCI. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from OCI into earnings. The Company does not expect that such reclassifications would have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. For foreign

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three months ended June 30, 2003 and 2002, the Company recorded net gains of $27,000 and net gains of $560,000, respectively, as a result of changes in the spot-forward differential. During the six months ended June 30, 2003 and 2002, the Company recorded net losses of $86,000 and net gains of $717,000, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At June 30, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $64,846,000 and $95,778,000, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended June 30, 2003 and 2002, the Company recorded net losses of $3,536,000 and $7,588,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures. During the six months ended June 30, 2003 and 2002, the Company recorded net losses of $4,304,000 and $7,832,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

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

      As of the date of termination of the energy supply contract, the derivative valuation account reflected $19,922,000 of unrealized losses resulting from changes in the estimated fair value of the contract. The fair value of the contract was estimated at the time of termination based on market prices of electricity for the remaining period covered by the contract. The net differential between the contract price and estimated market prices for future periods was applied to the volume stipulated in the contract and discounted on a present value basis to arrive at the estimated fair value of the contract at the time of termination. The estimate was highly subjective because quoted market rates directly relevant to the Company’s local energy market and for periods extending beyond a 10- to 12-month horizon were not quoted on a traded market. In making the estimate, the Company instead had to rely upon near-term market quotations and other market information to

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

determine an estimate of the fair value of the contract. In management’s opinion, there are no available contract valuation methods that provide a reliable single measure of the fair value of the energy derivative because of the lack of quoted market rates directly relevant to the terms of the contract and because changes in subjective input assumptions can materially affect the fair value estimates. See Note 11 for a discussion of contingencies related to the termination of the Company’s derivative energy supply contract.

14.	Comprehensive Income

      Comprehensive income is defined as all changes in a company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$34,143	$37,142	$76,621	$67,836
Other comprehensive income:
Foreign currency translation	2,468	4,975	2,485	3,903
Net unrealized gain on cash flow hedges, net of tax	453	(4,877)	1,120	(3,879)
Change in unrealized loss on marketable securities	—	—	92	—

Comprehensive income	$37,064	$37,240	$80,318	$67,860

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Numerous factors, including changes in the Company’s business, industry segment, and global economy, could significantly impact management’s decision to retain, dispose of, or idle certain of its long-lived assets. For example, if the Company completes its announced acquisition of the Top-Flite Golf Company assets, the Company will initiate steps to consolidate its golf ball and golf club manufacturing and research and development operations. In connection with this consolidation of operations, the Company may decide to dispose of or idle certain of its long-lived assets, which could result in a write down of a significant portion of the assets used in the Company’s golf ball operations. The Company previously announced that in connection with such consolidation, it estimates that it could incur charges to earnings of up to $70.0 million and the majority of the charges would be non-cash. These charges would relate to the write-down of assets, severance payments and other consolidation charges. For further discussion of the Top-Flite Golf Company assets acquisition see below “Liquidity — Golf Ball Operations.”

      As part of the Company’s continuing review of its golf ball business, the Company evaluated and determined during the second quarter of 2003 that the undiscounted expected future cash flows derived from its golf ball assets exceeded the carrying value of such assets. If the Company were to change the manner in which it conducts its golf ball business or otherwise lower its estimates of the undiscounted cash flows it expects to derive from its golf ball assets, the Company could be required to assess impairment. Impairment is assessed by comparing the fair value of the golf ball assets against the carrying value of such assets. Such assessment could result in a write-down of a significant portion of such assets.

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

Results of Operations

Three-Month Periods Ended June 30, 2003 and 2002

      Net sales decreased 4% to $242.1 million for the three months ended June 30, 2003 as compared to $252.5 million for the comparable period in the prior year. The overall decrease in net sales is primarily due to a $19.5 million (20%) decrease in sales of woods combined with an $8.1 million (34%) decrease in sales of golf balls. These decreases were partially offset by a $10.0 million (27%) increase in sales of putters, a $4.6 million (6%) increase in sales of irons, and a $2.6 million (15%) increase in sales of the Company’s other products in the second quarter of 2003 as compared to the second quarter of 2002. The weakening of the U.S. dollar in relation to other foreign currencies during the second quarter of 2003 had a favorable impact on net sales. As compared to the second quarter of 2002, the strengthening of foreign currency exchange rates favorably impacted net sales for the second quarter of 2003 by approximately $7.5 million, as measured by applying 2002 exchange rates to 2003 net sales.

      The Company believes that adverse economic conditions and continued economic uncertainty, particularly in the United States, Japan and other parts of Asia negatively affected its overall net sales during the second quarter of 2003. For example, unemployment in the United States is at a nine-year high, which has a negative impact on consumer spending on discretionary goods, including the Company’s products. The Company also believes that its net sales for 2003 were negatively affected by a decrease in the number of golf rounds played due in part to unseasonably wet weather in the Eastern part of the United States. Golf Datatech has reported that the number of golf rounds played in the United States declined 4.1% during the second quarter of 2003, as compared to the same period in 2002.

      Net sales information by product category is summarized as follows (in millions):

	For the
	Three Months
	Ended
	June 30,		Growth (Decline)

	2003	2002	Dollars	Percent

Net sales:
Woods	$77.0	$96.5	$(19.5)	(20%)
Irons	83.0	78.4	4.6	6%
Putters	46.2	36.2	10.0	27%
Golf balls	15.6	23.7	(8.1)	(34%)
Accessories and other(1)	20.3	17.7	2.6	15%

	$242.1	$252.5	$(10.4)	(4%)

(1)	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales. Previously royalty revenue was recorded as a component of other income and prior periods have been reclassified to conform with the current year presentation.

      The $19.5 million (20%) decrease in net sales of woods to $77.0 million represents a decrease in both unit and dollar sales. This decrease was primarily attributable to a decline in sales of Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods, Big Bertha C4 Drivers, ERC II Forged Titanium Drivers and Fairway Woods and Big Bertha Steelhead III Drivers and Fairway Woods. This decline was expected as the Company’s products generally sell better in their first year after introduction and 2003 is the third year in the life cycle for Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and ERC II Forged Titanium Drivers and is the second year in the life cycle for Big Bertha C4 Drivers, ERC II Forged Titanium Fairway Woods and Big Bertha Steelhead III Drivers and Fairway Woods. These decreases were partially offset by sales of Great Big Bertha II Drivers and Fairway Woods, which were launched during the fourth quarter of 2002. Great Big Bertha II Drivers and Fairway Woods have been very successful and sales of Great Big Bertha II Drivers and Fairway Woods exceeded the combined prior year sales of Big Bertha C4 Drivers and

Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods. The sales of Great Big Bertha II Drivers and Fairway Woods, however, were not sufficient to offset the decline in other woods products.

      The $4.6 million (6%) increase in net sales of irons to $83.0 million represents an increase in both unit and dollar sales. The sales growth was due primarily to the January 2003 launch of the Steelhead X-16 Stainless Steel Irons, including the Steelhead X-16 Pro Series line. This sales growth was partially offset by a decline in sales of Big Bertha Irons which were launched in January 2002, Hawkeye VFT irons which were launched in August 2001, and Steelhead X-14 Irons which were launched in October 2000.

      The $10.0 million (27%) increase in net sales of putters to $46.2 million is attributable to increased sales of the Company’s Odyssey putters primarily resulting from the continued success of the Odyssey White Hot 2-Ball Putter, which was introduced in January 2002.

      The $8.1 million (34%) decrease in net sales of golf balls to $15.6 million represents a decrease in both unit and dollar sales. The decline in golf ball sales is primarily attributable to the lack of new product launches in 2003. During the second quarter of 2002, the Company experienced significant sales from the initial sell-in of golf balls related to the March 2002 launch of the HX golf ball. In addition, the Company believes that the continued decline in the number of golf rounds played in the United States negatively impacted sales of golf balls in the second quarter of 2003.

      The $2.6 million (15%) increase in sales of accessories and other products is primarily attributable to the August 2002 launch of Callaway Golf Forged Wedges.

      Net sales information by regions is summarized as follows (in millions):

	For the
	Three Months
	Ended
	June 30,		Growth (Decline)

	2003	2002	Dollars	Percent

Net sales:
United States	$143.2	$143.9	$(0.7)	(0%)
Europe	43.9	46.4	(2.5)	(5%)
Japan	21.4	25.4	(4.0)	(16%)
Rest of Asia	15.4	18.4	(3.0)	(16%)
Other foreign countries	18.2	18.4	(0.2)	(1%)

	$242.1	$252.5	$(10.4)	(4%)

      Net sales in the United States decreased $0.7 million (less than 1%) to $143.2 million during the second quarter of 2003 versus the second quarter of 2002. Overall, the Company’s sales in regions outside of the United States decreased $9.7 million (9%) to $98.9 million during the second quarter of 2003 versus the same quarter of 2002. As shown in the table above, the Company’s sales decreased in all regions outside of the United States. The Company’s net sales in regions outside of the United States were favorably affected by the strengthening of foreign currencies in relation to the U.S. dollar. Had exchange rates for the second quarter of 2003 been the same as the second quarter 2002 exchange rates, overall sales in regions outside of the United States would have been approximately $7.5 million lower than reported.

      For the second quarter of 2003, gross profit decreased $11.3 million to $126.5 million from $137.8 million in the second quarter of 2002. Gross profit as a percentage of net sales decreased to 52% of net sales in the second quarter of 2003 from 55% in the comparable period of 2002. The Company’s gross profit percentage was negatively impacted by lower sales of higher yielding woods, lower average selling prices, and declines in golf ball production volumes. These unfavorable impacts were partially offset by increased sales of higher yielding putters.

      Selling expenses decreased $1.8 million (3%) in the second quarter of 2003 to $53.2 million from $55.0 million in the comparable period of 2002. As a percentage of sales, the expenses remained constant at 22%. The dollar decrease in expenses was primarily due to decreased employee costs of $2.2 million and promotional expenses of $1.8 million. These increases were partially offset by increases in advertising expenses of $1.7 million and depreciation and amortization expenses of $0.9 million.

      General and administrative expenses decreased $0.4 million (2%) in the second quarter of 2003 to $14.6 million from $15.0 million in the second quarter of 2002. As a percentage of sales, the expenses remained constant at 6%. The dollar decrease resulted primarily from decreases in charitable contributions of $0.7 million and legal expenses of $0.4 million, substantially offset by an increase in the Company’s deferred compensation liability of $1.0 million.

      Research and development expenses decreased $2.2 million (26%) in the second quarter of 2003 to $6.2 million from $8.4 million in the comparable period of 2002. As a percentage of sales, the expenses remained constant at 3%. The dollar decrease resulted primarily from decreases in consulting fees of $0.6 million, employee costs of $0.3 million and depreciation and amortization expenses of $0.3 million.

      Other income remained relatively constant at $1.5 million in the second quarter of 2003 as compared to other income of $1.4 million in the second quarter of 2002. The $0.1 million of additional other income is primarily attributable to a $1.0 million increase in gains on investments to fund the deferred compensation plan, offset by a $1.0 million increase in net losses on foreign currency transactions.

Six-Month Periods Ended June 30, 2003 and 2002

      Net sales increased 1% to $513.8 million for the six months ended June 30, 2003 as compared to $509.2 million for the comparable period in the prior year. The overall increase in net sales is primarily due to a $29.2 million (47%) increase in sales of putters, a $17.4 million (11%) increase in sales of irons and a $7.1 million (19%) increase in sales of the Company’s other products. These increases were partially offset by a $32.1 million (16%) decrease in sales of woods and a $17.0 million (37%) decrease in sales of golf balls in the first half of 2003 as compared to the first half of 2002. The weakening of the U.S. dollar in relation to other foreign currencies during the first half of 2003 had a significant favorable impact on net sales. As compared to the first half of 2002, the strengthening of foreign currency exchange rates favorably impacted net sales for the first half of 2003 by approximately $19.4 million, as measured by applying 2002 exchange rates to 2003 net sales.

      The Company believes that its net sales during the first half of 2003 were positively affected by a strong product line and favorable foreign currency exchange rates. Conversely, the Company believes that its overall net sales during the first half of 2003 were negatively affected by adverse economic conditions and continued economic uncertainty, particularly in the United States, Japan and other parts of Asia. For example, unemployment in the United States is at a nine-year high, which has a negative impact on consumer spending on discretionary goods, including the Company’s products. In addition, the Company believes that its net sales for 2003 were negatively affected by a decrease in the number of golf rounds played due in part to bad weather in much of the United States. Golf Datatech has reported that the number of golf rounds played in the United States during the first half of 2003 declined 3.5%, as compared to the same period in 2002.

      Net sales information by product category is summarized as follows (in millions):

	For the
	Six Months
	Ended
	June 30,		Growth (Decline)

	2003	2002	Dollars	Percent

Net sales:
Woods	$169.9	$202.0	$(32.1)	(16%)
Irons	179.2	161.8	17.4	11%
Putters	91.1	61.9	29.2	47%
Golf balls	29.3	46.3	(17.0)	(37%)
Accessories and other(1)	44.3	37.2	7.1	19%

	$513.8	$509.2	$4.6	1%

(1)	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales. Previously royalty revenue was recorded as a component of other income and prior periods have been reclassified to conform with the current year presentation.

      The $32.1 million (16%) decrease in net sales of woods to $169.9 million represents a decrease in both unit and dollar sales. This decrease was primarily attributable to a decline in sales of Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods, Big Bertha C4 Drivers, ERC II Forged Titanium Drivers and Fairway Woods and Big Bertha Steelhead III Drivers and Fairway Woods. This decline was expected as the Company’s products generally sell better in their first year after introduction and 2003 is the third year in the life cycle for Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and ERC II Forged Titanium Drivers and is the second year in the life cycle for Big Bertha C4 Drivers, ERC II Forged Titanium Fairway Woods and Big Bertha Steelhead III Drivers and Fairway Woods. These decreases were partially offset by sales of Great Big Bertha II Drivers and Fairway Woods, which were launched during the fourth quarter of 2002. Great Big Bertha II Drivers and Fairway Woods have been very successful and sales of Great Big Bertha II Drivers and Fairway Woods exceeded the combined prior year sales of Big Bertha C4 Drivers, Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and ERC II Forged Titanium Drivers and Fairway Woods. The sales of Great Big Bertha II Drivers and Fairway Woods, however, were not sufficient to offset the decline in the other woods products.

      The $17.4 million (11%) increase in net sales of irons to $179.2 million represents an increase in both unit and dollar sales. The sales growth was due primarily to the January 2003 launch of the Steelhead X-16 Stainless Steel Irons, including the Steelhead X-16 Pro Series line. This sales growth was partially offset by a decline in sales of Big Bertha Irons which were launched in January 2002, Hawkeye VFT irons which were launched in August 2001, and Steelhead X-14 Irons which were launched in October 2000.

      The $29.2 million (47%) increase in net sales of putters to $91.1 million is attributable to increased sales of the Company’s Odyssey putters primarily resulting from the continued success of the Odyssey White Hot 2-Ball Putter, which was introduced in January 2002.

      The $17.0 million (37%) decrease in net sales of golf balls to $29.3 million represents a decrease in both unit and dollar sales. The decline in golf ball sales is primarily attributable to the lack of new product launches in 2003. During 2002, the Company experienced significant sales from the initial sell-in of golf balls related to the November 2001 launch of the CTU 30 golf ball and the March 2002 launch of the HX golf ball. In addition, the Company believes that the continued decline in the number of golf rounds played in the United States negatively impacted sales of golf balls in the first half of 2003.

      The $7.1 million (19%) increase in sales of accessories and other products is primarily attributable to the August 2002 launch of Callaway Golf Forged Wedges.

      Net sales information by regions is summarized as follows (in millions):

	For the
	Six Months
	Ended
	June 30,		Growth (Decline)

	2003	2002	Dollars	Percent

Net sales:
United States	$292.5	$295.1	$(2.6)	(1%)
Europe	94.1	87.1	7.0	8%
Japan	54.5	56.8	(2.3)	(4%)
Rest of Asia	33.6	34.0	(0.4)	(1%)
Other foreign countries	39.1	36.2	2.9	8%

	$513.8	$509.2	$4.6	1%

      Net sales in the United States decreased $2.6 million (1%) to $292.5 million during the first half of 2003 versus the first half of 2002. Overall, the Company’s sales in regions outside of the United States increased $7.2 million (3%) to $221.3 million during the first half of 2003 versus the same period in 2002. As shown in the table above, the Company’s sales increased in Europe and other foreign countries while sales decreased in Japan and rest of Asia. The Company’s net sales in regions outside of the United States were favorably affected by the strengthening of foreign currencies in relation to the U.S. dollar. Had exchange rates for the first half of 2003 been the same as the first half of 2002 exchange rates, overall sales in regions outside of the United States would have been approximately $19.4 million lower than reported.

      For the six months ended June 30, 2003, gross profit decreased $2.2 million to $264.3 million from $266.5 million in the comparable period of 2002. Gross profit as a percentage of net sales decreased to 51% of net sales in the first six months of 2003 from 52% in the comparable period of 2002. The Company’s gross profit percentage was negatively impacted by lower sales of higher yielding woods, lower average selling prices, and declines in golf ball production volumes. These unfavorable impacts were partially offset by increased sales of higher yielding putters combined with lower sales volumes of lower yielding golf balls.

      Selling expenses decreased $10.2 million (9%) in the first half of 2003 to $102.1 million from $112.3 million in the comparable period of 2002, and were 20% and 22% of net sales, respectively. This decrease was primarily due to decreased advertising expenses of $5.7 million which is due in part to a shift in timing of expected advertising spending from the first quarter to the remaining quarters in the current year. Additional decreases include $3.0 million related to employee costs and $2.9 million related to other promotional expenses. These decreases were partially offset by increases in depreciation and amortization expenses of $2.1 million and tour expenses of $0.8 million.

      General and administrative expenses remained relatively constant at $28.5 million in the first half of 2003, compared to $28.4 million in the first half of 2002. As a percentage of sales, the expenses also remained constant at 6%.

      Research and development expenses decreased $3.4 million (21%) in the first half of 2003 to $12.9 million from $16.3 million in the comparable period of 2002. As a percentage of sales, the expenses remained constant at 3%. The dollar decrease resulted primarily from a $1.2 million decrease in consulting fees, a $0.6 million decrease in employee costs and a $0.5 million decrease in depreciation.

      Other income totaled $0.3 million in the first half of 2003 as compared to other income of $1.0 million in the first half of 2002. The $0.7 million reduction in other income is primarily attributable to a $1.4 million increase in net losses on foreign currency transactions and a $0.5 million increase in interest expense due to the termination of the accounts receivable credit facility and the revolving credit facility (see Note 8 to the Consolidated Condensed Financial Statements). These decreases were partially offset by an increase of $1.3 million in gains on investments to fund the deferred compensation plan.

Financial Condition

      Cash and cash equivalents increased $29.0 million (27%) to $137.5 million at June 30, 2003, from $108.5 million at December 31, 2002. The increase primarily resulted from cash provided by operating activities of $41.9 million, partially offset by cash used in financing and investing activities of $9.6 million and $3.8 million, respectively. Cash flows provided by operating activities reflect net income adjusted for depreciation and amortization of $96.9 million combined with a $34.0 million decrease in inventory and a $28.1 million increase in income taxes payable, partially offset by a $129.7 million increase in accounts receivable. Cash flows used in financing activities are primarily attributable to the $9.2 million payment of dividends and the $3.2 million acquisition of treasury stock, partially offset by $1.9 million of proceeds received from the exercise of employee stock options and $2.5 million of proceeds from purchases under the employee stock purchase plan.

      During the first half of 2003, the Company’s cash increased $29.0 million compared to a $7.8 million increase in cash during the first half of 2002. The Company’s increase in cash in the current year was primarily attributable to a decrease in share repurchase activity combined with a decline in capital expenditures, partially offset by a decrease in stock option exercises and lower proceeds from the sale of marketable securities.

      At June 30, 2003, the Company’s net accounts receivable increased $132.7 million from December 31, 2002, which is consistent with seasonal trends (see below “Certain Factors Affecting Callaway Golf Company — Seasonality and Adverse Weather Conditions”). The Company’s accounts receivable also increased $21.7 million over the Company’s accounts receivable at June 30, 2002. This increase is primarily attributable to higher sales later in the period ended June 2003 as compared to the timing of sales that occurred earlier in the comparable period of the prior year.

      At June 30, 2003, the Company’s net inventory decreased $32.1 million from December 31, 2002, which is consistent with seasonal trends (see below “Certain Factors Affecting Callaway Golf Company — Seasonality and Adverse Weather Conditions”). The Company’s inventory also decreased $26.0 million as compared to June 30, 2002. This decrease is primarily attributable to the Company’s concerted effort to reduce inventory and additional inventory reserves established on ERC II Drivers and Big Bertha C4 Drivers during the latter part of 2002.

Liquidity

Sources of Liquidity

      The Company’s principal sources of liquidity, both on a short-term and long-term basis, for the periods presented has generally been cash flows provided by operations. The Company currently expects this to continue. The Company, however, generally maintains a back-up credit facility to provide an additional source of liquidity. At June 30, 2003, the Company had a line of credit to borrow up to $50.0 million, in accordance with the terms and conditions of the credit agreement (the “BOA Agreement”). The BOA Agreement is scheduled to expire in June 2005 and there were no borrowings outstanding under the BOA Agreement at June 30, 2003.

      Under the terms of the BOA Agreement, the Company is required to pay on a quarterly basis an unused commitment fee equal to 17.5 to 25.0 basis points of the unused commitment amount, with the exact amount determined based upon the Company’s Consolidated Leverage Ratio. For purposes of the BOA Agreement, “Consolidated Leverage Ratio” means, as of any date of determination, the ratio of “Consolidated Funded Indebtedness” as of such date to “Consolidated EBITDA” for the four most recent fiscal quarters (as such terms are defined in the BOA Agreement). Outstanding borrowings under the BOA Agreement accrue interest at the Company’s election at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) BOA’s prime rate, and in either case less a margin of 50.0 to 100.0 basis points depending upon the Company’s Consolidated Leverage Ratio or (ii) the Eurodollar Rate (as such term is defined in the BOA Agreement), plus a margin of 75.0 to 125.0 basis points depending upon the Company’s Consolidated Leverage Ratio. The Company has agreed that repayment of amounts under the BOA Agreement will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by the Company’s pledge of 65% of the stock it holds in certain of its foreign subsidiaries and by certain intercompany debt securities and proceeds thereof.

      The BOA Agreement requires the Company to maintain certain minimum financial covenants. Specifically, (i) the Company’s Consolidated Leverage Ratio may not exceed 1.25 to 1.00 during any four consecutive fiscal quarters and (ii) Consolidated EBITDA for any four consecutive quarters may not be less than $50.0 million. The BOA Agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other matters customarily restricted in loan documents. The BOA Agreement also contains other customary provisions, including affirmative covenants, representations and warranties and events of default. At June 30, 2003, the Company was in compliance with the covenants prescribed by the BOA Agreement.

Golf Ball Operations

      The Company’s golf ball operations are relatively new and through June 30, 2003 have not generated cash flows sufficient to fund these operations. Furthermore, the Company has not achieved the sales volume necessary for its golf ball business to be profitable. The Company has been pursuing actions to reduce and eliminate the losses in its golf ball business and, in June 2003, the Company announced that it had entered into an agreement with The Top-Flite Golf Company to purchase substantially all of the assets associated with Top-Flite’s golf business. These assets include manufacturing facilities, the Top-Flite, Strata and Ben Hogan brands, and all U.S. and foreign golf-related patents and trademarks. The Top-Flite Golf Company, formerly known as Spalding Sports Worldwide, manufactures both golf balls and golf clubs. The assets would be acquired free and clear of any existing debt and most other liabilities pursuant to a Chapter 11 petition filed by The Top-Flite Golf Company on June 30, 2003. The total price to be paid by Callaway Golf Company for the acquired assets under the terms of the agreement is approximately $125.0 million subject to certain adjustments. As part of the bankruptcy approval process, the bankruptcy court has approved the Company as the “stalking horse” bidder but the bankruptcy court will permit other bidders who meet certain qualifications the opportunity to submit higher and better bids than the Company’s bid. Such other bids must provide for an aggregate purchase price of at least $1.0 million more than, and may not be on terms materially more burdensome or conditional than, the Company’s bid. Some other firms, including some of the Company’s competitors, have already expressed an interest in participating in the bidding process. If a third party submits a higher and better bid than the Company’s bid, the Company would have the opportunity to increase its bid if it desired to do so. As a result of this process, it is possible that the Company ultimately will not consummate the purchase of the Top-Flite assets or that the amount the Company must pay for the assets will exceed its current bid of $125.0 million. See below “Certain Factors Affecting Callaway Golf Company — Top-Flite Golf Company Asset Acquisition.”

Share Repurchases

      In August 2001, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100.0 million. The Company began the repurchase program in August 2001 and during the second quarter of 2002 completed the program, which resulted in the repurchase of 5.8 million shares of the Company’s Common Stock at an average cost of $17.11 per share for a total of $100.0 million. In May 2002, the Company announced that its Board of Directors authorized it to repurchase additional shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $50.0 million. Under this authorization, the Company has spent $34.2 million to repurchase 2.2 million shares of its Common Stock at an average cost of $15.25 per share through June 30, 2003. During the six months ended June 30, 2003, the Company spent a total of $3.2 million to repurchase 0.3 million shares under the May 2002 authorization at an average cost of $11.65 per share. As of June 30, 2003, the Company had $15.8 million of remaining authority under the May 2002 stock repurchase authorization.

Other Significant Cash Obligations

      The following table provides, as of June 30, 2003, certain significant cash obligations that will affect the Company’s future liquidity (in millions):

	Payments Due By Period

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases(1)	$11.6	$3.7	$4.6	$3.0	$0.3
Unconditional purchase obligations(2)	2.7	2.7	—	—	—
Deferred compensation(3)	7.9	0.7	1.4	0.4	5.4
Note payable(4)	1.6	1.6	—	—	—

Total(5)	$23.8	$8.7	$6.0	$3.4	$5.7

(1)	The Company leases certain warehouse, distribution and office facilities as well as office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.

(2)	The amounts presented in this line item reflect a purchase agreement for golf ball materials through 2003. As of June 30, 2003, there were no outstanding commitments to purchase golf club materials. In addition, in the normal course of operations, the Company enters into unconditional purchase obligations with various vendors and suppliers of goods and services through purchase orders or other documentation or are undocumented except for an invoice. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in the total unconditional purchase obligations presented in this line item.

(3)	The amounts presented in this line item represent the liability for the Company’s unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9.8 million at June 30, 2003.

(4)	In April 2001, the Company entered into a note payable in the amount of $7.5 million as part of a licensing agreement for patent rights. The unsecured, interest-free note payable matures on December 31, 2003 and is payable in quarterly installments.

(5)	During the second quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated and, therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. See below “Supply of Electricity and Energy Contracts.”

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

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, (iv) indemnities involving the accuracy of representations and warranties in certain contracts and (v) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has several consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2003 were not material to the Company’s financial position, results of operations or cash flows.

      In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See below “Part II, Item I — Legal Proceedings.”

Sufficiency of Liquidity

      Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its current credit facility, will be sufficient to finance current operating requirements, including the potential acquisition of the Top-Flite Golf Company assets, planned capital expenditures, contractual obligations and commercial commitments, for the next twelve months. There can be no assurance, however, that future industry specific or other developments, general economic trends or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see below “Certain Factors Affecting Callaway Golf Company”).

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

      Because the Enron Contract provided for the Company to purchase an amount of energy in excess of what it expected to be able to use in its operations, the Company accounted for the Enron Contract as a derivative instrument in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Enron Contract did not qualify for hedge accounting under SFAS No. 133. Therefore, the Company recognized changes in the estimated fair value of the Enron Contract currently in earnings. The estimated fair value of the Enron Contract was based upon a present value determination of the net differential between the contract price for electricity and the estimated future market prices for electricity as applied to the remaining amount of unpurchased electricity under the Enron Contract. Through September 30, 2001, the Company had recorded unrealized pre-tax losses of $19.9 million.

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

      The Company believes the Enron Contract has been terminated, and as of August 5, 2003, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

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

Top-Flite Golf Company Asset Acquisition

      The Company previously announced that it entered into an agreement with The Top-Flite Golf Company to purchase substantially all of the assets associated with Top-Flite’s golf business, including its manufacturing facilities, the Top-Flite, Strata and Ben Hogan brands, and all U.S. and foreign golf-related patents and trademarks. The Company faces certain risks associated with entering into such an agreement.

      There is no assurance that the Company will successfully complete the acquisition. As previously announced by the Company, the acquisition is subject to certain contingencies, including the approval by the United States Bankruptcy Court in Wilmington, Delaware. Further, as part of the bankruptcy approval process, the bankruptcy court has approved the Company as the “stalking horse” bidder but the bankruptcy court will permit other bidders who meet certain qualifications the opportunity to submit higher and better bids than the Company’s bid. Such other bids must provide for an aggregate purchase price of at least $1.0 million more than, and may not be on terms materially more burdensome or conditional than, the Company’s bid. Some other firms, including some of the Company’s competitors, have already expressed an interest in participating in the bidding process. If a third party submits a higher and better bid than the Company’s bid, the Company would have the opportunity to increase its bid if it desired to do so. As a result of this process, it is possible that the Company ultimately will not consummate the purchase of the Top-Flite assets or that the amount the Company must pay for the assets will exceed its current bid of $125.0 million.

      If the Company does not successfully complete the acquisition, the Company would have to pursue other alternatives to eliminate the losses in its golf ball business. It is possible the Company could forgo other opportunities for its golf ball business while it is pursuing the acquisition. Furthermore, the failure to complete the acquisition could cause confusion surrounding the Company’s golf ball business among customers, suppliers and employees, which could have an adverse impact upon the Company’s golf ball business and results of operations.

      On the other hand, the Company may complete the acquisition, in which case the Company would face many challenges in trying to reverse the decline of the Top-Flite brand in the marketplace and in trying to consolidate the golf ball manufacturing operations to eliminate the losses in the Company’s golf ball operations. Some of these challenges include challenges relating to the (i) retention of Top-Flite key employees, (ii) negotiating new labor agreements in a timely fashion, (iii) maintaining good vendor relationships, particularly if the Top-Flite vendors are not paid in full in the bankruptcy proceedings, (iv) the difficulties in integrating the Top-Flite brands with the Callaway Golf Company brands and (v) the employee and other issues inherent in any consolidation. Furthermore, the acquisition, integration and consolidation of the acquired assets will require a considerable amount of time and attention of senior management and others, which could have an adverse effect upon the Company’s club business.

      In addition, if the Company is successful in completing the acquisition, the Company could incur significant charges to earnings in connection with the consolidation of operations. The Company previously announced that it estimated such charges could be up to $70.0 million and the majority of these charges would be non-cash.

      Finally, the Company will be spending a considerable amount of cash to acquire the Top-Flite Golf Company assets and there is no assurance that the Company will realize a satisfactory return on its investment.

Terrorist Activity and Armed Conflict

      Terrorist activities and armed conflicts in recent years (such as the attacks on the World Trade Center and the Pentagon, the incidents of Anthrax poisoning and the military actions in the Middle East, including the conflicts in Iraq), as well as the threat of future conflict, have had a significant adverse effect upon the Company’s business. Any such additional events would likely have an adverse effect upon an already weakened world economy (discussed below) and would likely adversely affect the level of demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on these events and the economic, political, and public safety issues and concerns associated with such events. Also, such events could adversely affect the Company’s ability to manage its supply and delivery logistics. If such events caused a significant disruption in domestic or international air, ground or sea shipments, the Company’s ability to obtain the materials necessary to produce and sell its products and to deliver customer orders also would be materially adversely affected. Furthermore, such events have negatively impacted tourism. If this negative impact upon tourism continues, the Company’s sales to retailers at resorts and other vacation destinations would be materially adversely affected.

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

Growth Opportunities

      Golf Clubs. In order for the Company to significantly grow its sales of golf clubs, the Company must either increase its share of the market for golf clubs or the market for golf clubs must grow. The Company already has a significant share of the worldwide premium golf club market and therefore opportunities for additional market share may be limited. The Company does not believe there has been any material increase in the number of golfers in the United States in 2000, 2001 or 2002. Golf Datatech has reported that during the first half of 2003 the number of golf rounds played in the United States declined 3.5%, as compared to the same period in 2002, and that rounds played have decreased each year since at least 1999. Furthermore, the Company believes that since 1997 the overall worldwide premium golf club market has generally not experienced substantial growth in dollar volume from year to year. There is no assurance that the overall dollar volume of the worldwide premium golf club market will grow, or that it will not decline, in the future.

      Golf Balls. The Company began selling its golf balls in February 2000 and has not yet obtained a sufficient share of the golf ball market to support profitable operations. Although opportunities exist for the acquisition of additional market share in the golf ball market, such market share is currently held by some well-established and well-financed competitors. There is no assurance that the Company will be able to obtain additional market share in this very competitive golf ball market. If the Company is unable to obtain additional market share, its golf ball sales growth may be limited (see also above “Critical Accounting Policies and Estimates — Long-Lived Assets” and “Liquidity — Golf Ball Operations “).

Golf Ball Costs

      The cost of entering the golf ball business has been significant. The cost of competing in the golf ball business has also been significant and has required significant investment in advertising, tour and promotion. To date, the development of the Company’s golf ball business has had a significant negative impact on the Company’s cash flows, financial position and results of operations. As presently structured, the Company will need to produce and sell golf balls in large volumes to cover its costs and become profitable. There is no assurance that the Company will be able to achieve the sales volume necessary to make its golf ball business profitable. Until the golf ball business becomes profitable, the Company’s results of operations, cash flows and financial position will continue to be negatively affected. The Company has been pursuing actions to reduce and eliminate the losses in its golf ball business and, in June 2003, the Company announced that it had entered into an agreement with The Top-Flite Golf Company to purchase substantially all of the assets associated with Top-Flite’s golf business. These actions could result in a write-down of a significant portion of the assets used in the Company’s golf ball operations (see also above “Critical Accounting Policies and Estimates — Long-Lived Assets” and “Liquidity — Golf Ball Operations”).

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

Dependence on Energy Resources

      The Company’s golf club and golf ball manufacturing facilities use, among other resources, significant quantities of electricity to operate. In 2001, some companies in California, including the Company, experienced periods of blackouts during which electricity was not available. The Company has taken certain steps to provide access to alternative power supplies for certain of its operations, and believes that these measures could mitigate any impact resulting from possible future blackouts. The Company is currently purchasing wholesale energy through the Company’s energy service provider under short-term contracts. From time to time, legislation has been introduced that would restrict the Company’s ability to purchase wholesale energy through its energy service provider. If passed, the Company may be required to purchase energy from the local public utility, which could cause the Company’s cost of energy to increase. If the Company’s costs of energy were to increase as a result of such legislation or otherwise, the Company’s results of operations would be adversely affected.

Dependence on Certain Suppliers and Materials

      The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single-sourced. In addition, some of the Company’s products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. The Company believes that suitable clubheads and shafts could be obtained from other manufacturers in the event its regular suppliers (because of financial difficulties or otherwise) are unable or fail to provide suitable components. However, there could be a significant production delay or disruption caused by the inability of current suppliers to deliver or the transition to other suppliers, which in turn could have a material adverse impact on the Company’s results of operations. The Company is also single-sourced or dependent on a limited number of suppliers for the materials it uses to make its golf balls. Many of the materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company’s golf ball business. If the Company did experience any such delays or interruptions, there is no assurance that the Company would be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.

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

      Golf Balls. The premium golf ball business is also highly competitive and may be becoming even more competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated market share in excess of 50% of the premium golf ball business. Furthermore, worldwide sales of golf balls have been declining due to declines in the number of golf rounds played and other factors, resulting in a surplus of worldwide golf ball manufacturing capacity. As competition in this business increases, many of these competitors are substantially discounting the prices of their products and/or increasing advertising, tour or other promotional support. This increased competition has resulted in significant expenses in both tour and advertising support and product development. In order for its golf ball business to be successful, the Company will need to penetrate the market share held by existing competitors, while competing with new entrants, and must do so at prices and costs that are profitable. There can be no assurance that the Company’s golf balls will obtain the market acceptance or profitability necessary to be commercially successful (see also above “Critical Accounting Policies and Estimates — Long-Lived Assets” and “Liquidity — Golf Ball Operations”).

Market Acceptance of Products

      A golf manufacturer’s ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including a golf club’s and golf ball’s look and “feel,” and the level of acceptance that a golf club and ball has among professional and recreational golfers. The subjective preferences of golf club and ball purchasers are difficult to predict and may be subject to rapid and unanticipated changes. In addition, the Company’s products have tended to incorporate significant innovations in design and manufacture, which have often resulted in higher prices for the Company’s products relative to other products in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay such premium prices for golf equipment or that the Company will be able to continue to design and manufacture premium products that achieve market acceptance in the future. For example, in 2002, the Company introduced the Big Bertha C4 Driver made of compression-cured carbon composite. Despite the product’s excellent performance, this product did not meet the Company’s sales expectations and is indicative of the risks associated with the subjective preferences of golfers. In general, there can be no assurance as to how long the Company’s golf clubs and golf balls will maintain market acceptance and therefore no assurance that the demand for the Company’s products will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

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

      All of the Company’s current products (including the new Great Big Bertha II Titanium Drivers), with the exception of the Great Big Bertha II+ Titanium Drivers, are believed to be “conforming” under the Rules of Golf as published by the USGA. All of the Company’s current products are believed to be conforming to the existing Rules of Golf as published by the R&A. However, effective January 1, 2003 the Company’s Great Big Bertha II+ Titanium Drivers is not conforming in certain competitions involving highly skilled golfers and effective January 1, 2008 such drivers will not be conforming under the generally applicable Rules of Golf as published by the R&A. These new R&A restrictions could affect current and future sales of such drivers in R&A jurisdictions, including jurisdictions in which the Company previously sold such products and in which there previously were no R&A restrictions. The Company also believes that the general confusion created by the USGA as to what is a conforming or non-conforming driver has hurt sales of its drivers generally.

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

      The Company monitors the level and nature of any golf club breakage and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. Significant increases in the incidence of breakage or other product problems may adversely affect the Company’s sales and image with golfers. The Company believes that it has adequate reserves for warranty claims. If the Company were to experience an unusually high incidence of breakage or other warranty problems in excess of these reserves, the Company’s financial results would be adversely affected. See above, “Critical Accounting Policies and Estimates — Warranty.”

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

      As a result of this international business, the Company is exposed to increased risks inherent in conducting business outside of the United States. In addition to foreign currency risks, these risks include (i) increased difficulty in protecting the Company’s intellectual property rights and trade secrets, (ii) unexpected government action or changes in legal or regulatory requirements, (iii) social, economic or political instability, (iv) the effects of any anti-American sentiments on the Company’s brands or sales of the Company’s products, (v) increased difficulty in controlling and monitoring foreign operations from the United States and (vi) increased exposure to interruptions in air carrier or shipping services which interruptions could significantly adversely affect the Company’s ability to obtain timely delivery of components from international suppliers or to timely deliver its products to international customers. Although the Company believes the benefits of conducting business internationally outweigh these risks, any significant adverse change in circumstances or conditions could have a significant adverse effect upon the Company’s operations and therefore financial performance and condition.

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

      At June 30, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts were approximately $87.7 million and $137.8 million, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At June 30, 2003, the fair values of foreign currency-related derivatives were recorded as current assets of $0.6 million and current liabilities of $1.3 million.

      At June 30, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $22.9 million and $42.0 million, respectively. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three and six months ended June 30, 2003 and 2002, the Company recorded the following activity in OCI (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Beginning OCI balance related to cash flow hedges	$(1.5)	$7.4	$(1.4)	$6.4
Add: Net gain/(loss) initially recorded in OCI	(0.2)	(4.5)	(1.3)	(3.0)
Deduct: Net gain/(loss) reclassified from OCI into earnings	(1.1)	2.6	(2.1)	3.1

Ending OCI balance related to cash flow hedges	$(0.6)	$0.3	$(0.6)	$0.3

      During the three and six months ended June 30, 2003, no gains were reclassified into earnings as a result of the discontinuance of cash flow hedges. During the three and six months ended June 30, 2002, $0.2 million of gains were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of June 30, 2003, $0.6 million of deferred net losses related to derivative instruments designated as cash flow hedges were included in OCI. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from OCI into earnings. The Company does not expect that such reclassifications would have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three months ended June 30, 2003 and 2002, the Company recorded net gains of less than $0.1 million and net gains of $0.6 million, respectively, as a result of changes in the spot-forward differential. During the six months ended June 30, 2003 and 2002, the Company recorded net losses of $0.1 million and net gains of $0.7 million, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At June 30, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $64.8 million and $95.8 million, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended June 30, 2003 and 2002, the Company recorded net losses of $3.5 million and $7.6 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures. During the six months ended June 30, 2003 and 2002, the Company recorded net losses of $4.3 million and $7.8 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2003 through its derivative financial instruments.

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

      The estimated maximum one-day loss from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $8.7 million at June 30, 2003. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $6.9 million at June 30, 2003 and would impact earnings. The remaining $1.8 million of the estimated loss at June 30, 2003 is derived from outstanding foreign exchange contracts designated as cash flow hedges and would initially impact OCI. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

      Additionally, the Company is exposed to interest rate risk from its BOA Agreement (see Note 8 to the Company’s Consolidated Condensed Financial Statements) which is indexed to, at the Company’s election,

(i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) BOA’s prime rate, and in either case less a margin of 50.0 to 100.0 basis points depending upon the Company’s Consolidated Leverage Ratio or (ii) the Eurodollar Rate (as such term is defined in the BOA Agreement), plus a margin of 75.0 to 125.0 basis points depending upon the Company’s Consolidated Leverage Ratio. No amounts were outstanding under this facility at June 30, 2003.

      Note 8 to the Company’s Consolidated Condensed Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Commission.

      There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation. Since there were no significant deficiencies or material weaknesses identified in the Company’s internal controls, the Company did not take any corrective actions.

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

      On April 6, 2001, a complaint was filed against Callaway Golf Company and Callaway Golf Sales Company in the Circuit Court of Sevier County, Tennessee, Case No. 2001-241-IV. The complaint seeks to assert a class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products on or after March 30, 2000. Specifically, the complaint alleges that the Company adopted a New Product Introduction Policy governing the introduction of certain of the Company’s new products in violation of Tennessee and Kansas antitrust and consumer protection laws. The plaintiff is seeking damages, restitution and punitive damages. The parties are engaged in discovery.

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

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”) for infringement of a golf ball aerodynamics patent owned by the Company. On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that former MaxFli employees hired by the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages; an additional award of punitive damages equal to two times the compensatory damages; attorneys’ fees; a declaratory judgment; and injunctive relief. Both parties have amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. The parties are engaged in fact and expert discovery. MaxFli submitted a report from its damages expert asserting that MaxFli is entitled to at least $18.5 million in compensatory damages from the Company. MaxFli has informed the Company that it may seek leave to amend its damages expert report to substantially increase the compensatory damages that MaxFli will seek at trial. The Company has submitted its own expert report seeking damages for patent infringement and false advertising. The Company anticipates that each party will challenge the methodology and conclusions in the expert damages reports of the other. The trial date has been scheduled for February 23, 2004. An unfavorable resolution of MaxFli’s counterclaim could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co. and certain principals of the Perfect Putter Co. Plaintiffs have sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs allege that the Company misappropriated certain alleged trade secrets of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorneys fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, Callaway Golf removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. On April 29, 2003, the District Court denied plaintiffs’ motion to remand the case to state court, holding that the sales representative had been “fraudulently joined” solely for the purpose of defeating diversity jurisdiction. The parties are currently engaged in discovery. The trial of the action has been set to commence in the fall of 2004.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2003. Except as discussed above with regard to the MaxFli litigation, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations or cash flows, or financial position.

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      On June 10, 2003, the Company held its 2003 Annual Meeting of Shareholders. Ronald A. Drapeau, Samuel H. Armacost, William C. Baker, Ronald S. Beard, John C. Cushman, III, Yotaro Kobayashi and Richard L. Rosenfield were elected to the Board of Directors.

      The voting results for the election of directors were as follows:

Name	Votes For	Votes Withheld

Ronald A. Drapeau	67,180,637	1,302,444
Samuel H. Armacost	67,806,421	676,660
William C. Baker	65,143,788	3,339,293
Ronald S. Beard	65,069,840	3,413,241
John C. Cushman, III	67,780,188	702,893
Yotaro Kobayashi	67,799,021	684,060
Richard L. Rosenfield	65,152,625	3,330,456

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      a.     Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).
3.2	Second Amended and Restated Bylaws, as amended and restated as of February 27, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).
4.2	Rights Agreement by and between the Company and Mellon Investor Services LLC (f/k/a Chemical Mellon Shareholder Services) as Rights Agent, dated as of June 21, 1995, incorporated herein by this reference to Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
4.3	First Amendment to Rights Agreement, effective June 22, 2001, by and between Callaway Golf Company and Mellon Investor Services, LLC, incorporated herein by this reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Commission on March 21, 2002 (file no. 1-10962).
4.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock, incorporated herein by this reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).

10.54	Asset Purchase Agreement between The Top-Flite Golf Company (f/k/a Spalding Sports Worldwide, Inc.) and the Company, dated as of June 30, 2003.(†)
10.55	Credit Agreement, dated as of June 16, 2003, between the Company and Bank of America, N.A., incorporated herein by this reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 16, 2003, as filed with the Commission on June 17, 2003 (file no. 1-10962).
10.56	Pledge Agreement, dated as of June 16, 2003, between the Company and Bank of America, N.A.(†)
10.57	Indemnification Agreement between the Company and Samuel H. Armacost dated as of April 21, 2003.(†)
10.58	Indemnification Agreement between the Company and John C. Cushman, III dated as of April 21, 2003.(†)
31.1	Certification of Ronald A. Drapeau pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)
31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

(†) Included with this Report.

      b.     Reports on Form 8-K

      Form 8-K, dated July 23, 2003, reporting the issuance of a press release of even date therewith, which press release was captioned, “Bankruptcy Court Approves Initial Bid by Callaway Golf to Buy Top-Flite Assets; Schedule Set for Other Bids and Sale.”

      Form 8-K, dated July 17, 2003, reporting the issuance of a press release of even date therewith, which press release was captioned, “Callaway Golf Announces Record Six Months’ Net Income and EPS; Increases EPS Guidance for 2003.”

      Form 8-K, dated June 30, 2003, reporting the acquisition of the assets of The Top-Flite Golf Company, including the Top-Flite, Strata and Ben Hogan brands, captioned “Callaway Golf Announces Acquisition of Top-Flite.”

      Form 8-K, dated June 16, 2003, reporting the Credit Agreement between Callaway Golf Company and Bank of America, N.A.

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

Bradley J. Holiday
Executive Vice President and
Chief Financial Officer

Date: August 5, 2003

EXHIBIT INDEX

Exhibit	Description

10.54	Asset Purchase Agreement between The Top-Flite Golf Company (f/k/a Spalding Sports Worldwide, Inc.) the Company, dated as of June 30, 2003.
10.56	Pledge Agreement, dated as of June 16, 2003, between the Company and Bank of America, N.A.
10.57	Indemnification Agreement between the Company and Samuel H. Armacost dated as of April 21, 2003.
10.58	Indemnification Agreement between the Company and John C. Cushman, III dated as of April 21, 2003.
31.1	Certification of Ronald A. Drapeau pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.