Form 10-Q
period 2003-09-30
CALLAWAY GOLF CO /CA
filed 2003-11-14
CIK 837465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of October 31, 2003 was 75,558,927.

      Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to sufficiency of liquidity and estimated charges to earnings, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Callaway Golf Company” contained in this report, as well as the Company’s other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

      Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex — Apex Edge — Apex Tour — Ben Hogan — Big Bertha — Big Bertha C4 — Biggest Big Bertha — C design — C4 design — CB1 — CTU 30 — Callaway — Callaway Golf — Callaway Hickory Stick — Carnoustie — Chevron Device — Dawn Patrol — Daytripper — Demonstrably Superior and Pleasingly Different — Deuce — DFX — Divine Nine — Dual Force — Edge CFT — Ely Would — Enjoy the Game — ERC — ERC II — Ever Grip — Ginty — Great Big Bertha — Great Big Bertha II — Hawk Eye — Heavenwood — HX — Legacy — Legend — Little Bertha — Odyssey — Pure Distance — RCH — Riviera — Rossie — Rule 35 — S2H2 — Steelhead — Steelhead Plus — Strata — Stronomic — Top-Flite — Top-Flite Infinity — Top-Flite Tour — Top-Flite XL — Tour Ace — Tour Professional — Tour Straight — Tour Ultimate — TriForce — TriHot — Tru Bore — Tubular Lattice Network — Tungsten Injected — VFT — Warbird — White Hot — World’s Friendliest — X-12 — X-14 — X-16 — XL 3000 — X-SPANN

CALLAWAY GOLF COMPANY
INDEX
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
Item 6. Exhibits and Reports on Form 8-K
EXHIBIT 10.59
EXHIBIT 10.60
EXHIBIT 10.61
EXHIBIT 10.62
EXHIBIT 10.63
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

CALLAWAY GOLF COMPANY

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$72,835	$108,452
Accounts receivable, net	136,329	63,867
Inventories, net	141,174	151,760
Deferred taxes	34,531	34,519
Prepaid investment in Top-Flite International	29,954	—
Other current assets	11,002	10,429

Total current assets	425,825	369,027
Property, plant and equipment, net	194,044	167,340
Intangible assets, net	150,538	103,115
Goodwill	19,281	18,202
Deferred taxes	5,218	5,216
Other assets	16,266	16,945

	$811,172	$679,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$79,168	$61,720
Accrued employee compensation and benefits	28,425	23,168
Accrued warranty expense	13,615	13,464
Income taxes payable	34,452	7,649
Other current liabilities	1,407	3,160

Total current liabilities	157,067	109,161
Long-term liabilities:
Deferred compensation	8,204	7,375
Energy derivative valuation account	19,922	19,922
Long-term debt, net of current portion	4,828	—
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 83,625,094 and 83,577,427 issued at September 30, 2003 and December 31, 2002, respectively	836	836
Paid-in capital	377,266	371,496
Unearned compensation	—	(15)
Retained earnings	504,546	439,454
Accumulated other comprehensive gain (loss)	778	(3,847)
Less: Grantor Stock Trust held at market value, 9,020,586 shares and 10,128,723 shares at September 30, 2003 and December 31, 2002, respectively	(128,724)	(134,206)

	754,702	673,718
Less: Common Stock held in treasury, at cost, 8,048,575 shares and 7,772,378 shares at September 30, 2003 and December 31, 2002, respectively	(133,551)	(130,331)

Total shareholders’ equity	621,151	543,387

	$811,172	$679,845

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2003		2002		2003		2002

Net sales	$153,634	100%	$161,257	100%	$667,430	100%	$670,439	100%
Cost of goods sold	83,414	54%	81,371	50%	332,878	50%	324,012	48%

Gross profit	70,220	46%	79,886	50%	334,552	50%	346,427	52%
Operating expenses:
Selling	47,462	31%	47,681	30%	149,527	22%	159,958	24%
General and administrative	14,684	10%	12,467	8%	43,154	6%	40,875	6%
Research and development	7,734	5%	8,202	5%	20,648	3%	24,529	4%

Total operating expenses	69,880	45%	68,350	42%	213,329	32%	225,362	34%

Income from operations	340	0%	11,536	7%	121,223	18%	121,065	18%
Other income (expense), net	1,056		(1,002)		1,345		20

Income before income taxes	1,396	1%	10,534	7%	122,568	18%	121,085	18%
Provision for (benefit from) income taxes	(938)		3,347		43,613		46,062

Net income	$2,334	2%	$7,187	4%	$78,955	12%	$75,023	11%

Earnings per common share:
Basic	$0.04		$0.11		$1.20		$1.12
Diluted	$0.03		$0.11		$1.19		$1.11
Weighted-average shares outstanding:
Basic	66,261		65,822		65,936		66,691
Diluted	66,808		66,356		66,295		67,623

Dividends paid per share	$0.07		$0.07		$0.21		$0.21

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$78,955	$75,023
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	30,447	27,622
Loss on disposal of assets	1,580	1,202
Loss on purchase of leased equipment	—	2,318
Tax benefit from exercise of stock options	(1,623)	5,054
Non-cash compensation	15	268
Net non-cash foreign currency hedging losses (gains)	2,628	(4,051)
Net losses (gains) from sale of marketable securities	98	(35)
Deferred taxes	422	8,204
Non-cash advertising expense	219	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(40,009)	(49,504)
Inventories, net	39,548	43,702
Other assets	(1,290)	13,785
Accounts payable and accrued expenses	1,272	13,101
Accrued employee compensation and benefits	264	938
Accrued warranty expense	151	(20,031)
Income taxes payable	26,598	11,200
Deferred compensation	828	(1,548)

Net cash provided by operating activities	140,103	127,248

Cash flows from investing activities:
Acquisitions, net of cash acquired	(165,147)	—
Capital expenditures	(4,826)	(70,701)
Net investments in marketable securities	—	(7,540)
Proceeds from sale of marketable securities	24	6,997
Cash paid for investments	—	(2,000)
Proceeds from sale of capital assets	114	862

Net cash used in investing activities	(169,835)	(72,382)

Cash flows from financing activities:
Payments on note payable	(2,590)	(1,764)
Issuance of Common Stock	12,875	16,731
Acquisition of Treasury Stock	(3,220)	(44,020)
Dividends paid, net	(13,863)	(14,000)

Net cash used in financing activities	(6,798)	(43,053)

Effect of exchange rate changes on cash and cash equivalents	913	1,253

Net (decrease) increase in cash and cash equivalents	(35,617)	13,066
Cash and cash equivalents at beginning of period	108,452	84,263

Cash and cash equivalents at end of period	$72,835	$97,329

Non-cash financing and investing activities:
Liabilities assumed in connection with acquisition	$20,588	$—
Unrealized loss on marketable securities	$—	$(92)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

						Accumulated
	Common Stock					Other		Treasury Stock
			Paid-in	Unearned	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Gain (Loss)	GST	Shares	Amount	Total

Balance, December 31, 2002	83,577	$836	$371,496	$(15)	$439,454	$(3,847)	$(134,206)	(7,772)	$(130,331)	$543,387

Exercise of stock options	48	—	(1,130)	—	—	—	9,762	—	—	8,632
Tax benefit from exercise of stock options	—	—	(1,623)	—	—	—	—	—	—	(1,623)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(277)	(3,220)	(3,220)
Compensatory stock and stock options	—	—	—	15	—	—	—	—	—	15
Employee stock purchase plan	—	—	(851)	—	—	—	5,094	—	—	4,243
Cash dividends	—	—	—	—	(13,863)	—	—	—	—	(13,863)
Adjustment of Grantor Stock Trust shares to market value	—	—	9,374	—	—	—	(9,374)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	3,820	—	—	—	3,820
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	713	—	—	—	713
Change in unrealized loss on marketable securities	—	—	—	—	—	92	—	—	—	92
Net income	—	—	—	—	78,955	—	—	—	—	78,955

Balance, September 30, 2003	83,625	$836	$377,266	$—	$504,546	$778	$(128,724)	(8,049)	$(133,551)	$621,151

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

      Certain prior period amounts have been reclassified to conform with the current period presentation.

2.	Top-Flite Asset Purchase

      On September 15, 2003, the Company completed the acquisition of substantially all of the assets of TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc., the “Seller”) and thereafter completed the valuation and settlement of certain additional assets related to Seller’s international operations (the “Acquisition”). The Acquisition was consummated pursuant to the terms of the Asset Purchase Agreement between the Seller and the Company, dated as of June 30, 2003, as amended (the “Asset Purchase Agreement”). The purchase price was initially determined through an arms-length negotiation between the parties and was subject to certain contingencies, including the approval of the Acquisition by the U.S. Bankruptcy Court. In connection with the approval process, the court approved the Company as the “stalking horse” bidder, permitting other qualified bidders to submit higher and better bids for the subject assets than the Company’s bid. The court-ordered auction was conducted on September 3, 2003. The Company made the prevailing bid which was approved by the bankruptcy court on September 4, 2003.

      Pursuant to the court-approved bid, the Company agreed to acquire the Seller’s assets for approximately $174,363,000 (approximately $169,294,000 cash and the assumption of approximately $5,069,000 of debt) and the assumption of certain liabilities. The cash portion of the purchase price was subject to adjustments for the amount of inventory and accounts receivable delivered at closing. The Seller delivered inventories, accounts receivable, fixed assets (primarily plant and manufacturing equipment), and all of Seller’s golf patents, trademarks and intellectual property. Based on the actual amount of inventories and accounts receivable delivered, and certain other adjustments, the cash portion of the purchase price was adjusted downward by approximately $10,149,000. Accordingly, the adjusted cash portion of the purchase price was approximately $159,145,000. The purchase price is subject to further adjustment based upon the confirmation of the value of inventories and accounts receivable acquired in connection with the Acquisition.

      The Company acquired the Top-Flite assets because they provided a unique opportunity to increase significantly the size and profitability of the Company’s golf ball business and the Company was able to purchase the acquired assets at less than their estimated fair value. The Company paid the cash purchase price

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

for the Acquisition out of cash on hand. The Company intends to continue the U.S. and foreign operations of the acquired golf assets, including the use of acquired assets in the manufacture of golf balls and golf clubs and the commercialization of existing Top-Flite, Strata and Ben Hogan brands, patents and trademarks.

      The Company’s consolidated statement of operations include The Top-Flite Golf Company results of operations in the United States for the two week post-acquisition period ended September 30, 2003.

      The Acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets is $185,735,000, which includes cash paid ($159,145,000), transaction costs (approximately $6,002,000), and assumed liabilities (approximately $20,588,000). The estimated fair value of the assets exceeded the estimated aggregate acquisition costs. As a result, the Company was required to reduce the carrying value of the acquired long-term assets on a pro rata basis. A full determination of the allocation of the aggregate acquisition costs will be made within twelve months of the effective acquisition date, upon receipt of a final independent valuation analysis of tangible and intangible assets. It is anticipated that the final allocation will not differ materially from the preliminary allocation. The preliminary allocation is as follows (in thousands):

Assets Acquired:
Accounts receivable, net	$28,718
Inventory, net	25,624
Other assets	682
Property and equipment, net	52,292
Intangible assets, net	48,465
Liabilities Assumed:
Current liabilities	(15,760)
Long term liabilities	(4,828)

Net assets acquired	135,193
Prepaid Investment in Top-Flite International(*)	29,954

Total net assets acquired	$165,147

(*)	Because the settlement of the international assets was not effective until October 1, 2003, the Company recorded the aggregate cost of the international assets as a prepaid asset as of September 30, 2003. During the fourth quarter, the prepaid asset will be eliminated and the estimated aggregate cost of the international assets will be allocated among the acquired international assets.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Pro Forma Results of Operations

      The following sets forth the Company’s pro forma results of operations for the three and nine months ended September 30, 2003 and 2002, as if the acquisition of the Top-Flite golf operations in the United States had taken place at the beginning of the periods presented (in thousands, except per share data)(*).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$175,575	$197,622	$784,730	$812,124
Net income (loss)	$(5,214)	$3,020	$65,536	$75,915
Earnings (loss) per common share:
Basic	$(0.08)	$0.05	$.99	$1.14
Diluted	$(0.08)	$0.05	$.99	$1.12

(*)	Because the settlement of the international assets was not effective until October 1, 2003, the pro forma results of operations do not include the results of the international operations of the Top-Flite golf business, which operations consist primarily of the sale and distribution of golf balls. Furthermore, until September 15, 2003, the Top-Flite golf business in the United States was operated as a part of, and was integrated with, the other businesses of Spalding Sports Worldwide. The pro forma results of operations presented above therefore are based upon an estimated allocation of personnel and costs with regard to the manner in which the Top-Flite golf business was structured and operated as part of Spalding Sports Worldwide. The allocated personnel and costs are not necessarily indicative of the personnel and costs that would have been included had the Top-Flite business been operated as part of Callaway Golf Company since the beginning of the periods presented. As a result, the pro forma results of operations are not necessarily indicative of the results of operations for the periods presented had the acquisition been completed at the beginning of the periods presented.

3.	Recent Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require in both annual and interim financial statements prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly period ended September 30, 2003 (see Note 5).

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      Beginning in the second quarter of 2001, the Company began to compile data that illustrated the timing of warranty claims in relation to product life cycles. In the third quarter of 2002, the Company determined it had gathered sufficient data and concluded it should enhance its warranty accrual estimation methodology to utilize the additional data. The analysis of the data, in management’s judgment, provided management with more insight into timing of claims and demonstrated that some product failures are more likely to occur early in a product’s life cycle while other product failures occur in a more linear fashion over the product’s life cycle. As a result of its analysis of the additional information, the Company believes it has gained better insight and improved judgment to more accurately project the ultimate failure rates of its products. As a result of this refinement in its methodology, the Company concluded that it should change its methodology of estimating warranty accruals and reduce its warranty reserve by approximately $17,000,000. The $17,000,000 reduction is recorded in cost of goods sold and favorably impacted gross profit as a percentage of net sales by 10 percentage points and 3 percentage points for the three and nine months ended September 30, 2002, respectively. The change in methodology has been accounted for as a change in accounting principle inseparable from a change in estimate.

5.	Accounting for Stock-Based Compensation

      The Company accounts for its stock-based employee compensation plans using the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For the three and nine months ended September 30, 2002, the Company recorded employee compensation expense of $46,000 and $138,000 in net income as a result of the restricted stock awards granted in 1998. The restricted stock awards vested in January 2003 and the Company recorded $15,000 of employee compensation expense in net income for the nine months ended September 30, 2003. No expense was recorded during the three months ended September 30, 2003. All other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income for those awards. Compensation expense for non-employee stock-based compensation awards is measured using the fair-value method.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (in thousands, except per share data).

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income:
Net income, as reported	$2,334	$7,187	$78,955	$75,023
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	29	10	86
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,351)	(2,914)	(6,968)	(8,475)

Pro forma net income (loss)	$(17)	$4,302	$71,997	$66,634

Earnings per common share:
Basic — as reported	$0.04	$0.11	$1.20	$1.12
Basic — pro forma	$(0.00)	$0.06	$1.09	$0.99
Diluted — as reported	$0.03	$0.11	$1.19	$1.11
Diluted — pro forma	$(0.00)	$0.06	$1.09	$0.98

      Under the fair-value method, compensation expense is measured at the grant date based on the fair value of the award using an option-pricing model. Compensation expense is recognized on a straight-line basis over the vesting period. The fair value of employee stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Dividend yield	1.8%	1.7%	1.8%	1.7%
Expected volatility	47.3%	52.2%	48.3%	52.2%
Risk free interest rates	1.36%-2.18%	1.94%-2.37%	1.22%-3.93%	1.94%-2.37%
Expected lives	3-4 years	3-4 years	3-4 years	3-4 years

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

6.	Marketable Securities and Other Investments

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The Company held no marketable securities at September 30, 2003. Marketable securities at December 31, 2002 were $26,000 and consisted primarily of investments in public corporations, which were classified as available-for-sale securities within other assets. Proceeds from the sale of available-for-sale securities for the nine months ended September 30, 2003 and 2002 were $24,000 and $6,997,000, respectively. The Company records gains and losses on available-for-sale securities sold and unrealized and realized gains on trading securities in other income (expense), net. For the nine months ended September 30, 2003 and 2002, the Company recorded net losses of $98,000 and net gains of $35,000, respectively. No gains or losses were recorded during the three months ended September 30, 2003 and 2002, respectively.

7.	Inventories

      Inventories are summarized below (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$63,056	$63,953
Work-in-process	8,871	2,550
Finished goods	88,088	102,018

	160,015	168,521
Reserve for excess and obsolescence	(18,841)	(16,761)

	$141,174	$151,760

8.	Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class (in thousands):

	September 30, 2003			December 31, 2002

		Accumulated	Net Book		Accumulated	Net Book
	Gross	Amortization	Value	Gross	Amortization	Value

Non-amortizing:
Trade name(1)	$62,013	$—	$62,013	$62,013	$—	$62,013
Trademark and trade dress(1)	26,577	—	26,577	26,577	—	26,577
Amortizing patents and other	20,164	6,681	13,483	20,224	5,699	14,525
Preliminary value of Top-Flite intangibles acquired(2)	48,465	—	48,465	—	—	—

Total intangible assets	$157,219	$6,681	$150,538	$108,814	$5,699	$103,115

(1)	Acquired through acquisition transactions.

(2)	The Company is in the process of finalizing the third-party valuation of the acquired Top-Flite intangible assets. Accordingly, the balances represent preliminary estimates and are subject to refinement.

      Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 3 to 16 years. During the three months ended September 30, 2003 and 2002, aggregate amortization expense was approximately $352,000 and $411,000, respectively. During the nine months ended September 30, 2003 and 2002, aggregate amortization expense was approximately $1,055,000 and $1,332,000,

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

respectively. No amortization expense has been recognized on the Top-Flite intangible assets during the two-week post-acquisition period ended September 30, 2003 as the Company is in the process of obtaining a third-party valuation to determine the fair values and remaining useful lives of the intangible assets. Amortization expense, excluding any estimates for the Top-Flite intangible assets, in each of the next five fiscal years and beyond for the Company’s intangible assets is expected to be incurred as follows (in thousands):

Remainder of 2003	$353
2004	1,492
2005	1,477
2006	1,427
2007	1,340
2008	1,332
Thereafter	6,062

$13,483

      Changes in goodwill during the nine months ended September 30, 2003 were due to foreign currency fluctuations.

9.	Financing Arrangements

      Effective June 16, 2003, the Company terminated its prior revolving credit facility with GE Capital Corporation and other lenders and entered into a revolving credit facility with Bank of America, N.A. for a $50.0 million line of credit that was scheduled to be available until September 16, 2005, subject to earlier termination in accordance with its terms. At September 30, 2003, there were no borrowings outstanding under the $50.0 million line of credit and the Company was in compliance with the covenants and other terms thereof.

      Effective November 10, 2003, the Company terminated its $50.0 million line of credit with Bank of America, N.A. and obtained a new $100.0 million revolving line of credit from Bank of America, N.A. and certain other lenders. The new $100.0 million credit facility is scheduled to be available until November 2004, subject to earlier termination in accordance with its terms and subject to extension upon agreement of all parties. Upon the expiration of the new revolving credit facility, provided the Company is not in default of the terms of the new revolving credit facility and subject to certain conditions, the Company has the option to convert the amounts outstanding under the new revolving credit facility into a one-year term loan.

      Subject to the terms of the new credit facility, the Company can borrow up to a maximum of $100.0 million. The Company is required to pay certain fees, including a quarterly unused commitment fee equal to 12.5 to 20.0 basis points of the unused commitment amount, with the exact amount determined based upon the Company’s Consolidated Leverage Ratio. For purposes of the new credit facility, “Consolidated Leverage Ratio” means, as of any date of determination, the ratio of “Consolidated Funded Indebtedness” as of such date to “Consolidated EBITDA” for the four most recent fiscal quarters (as such terms are defined in the new credit facility agreement). Outstanding borrowings under the new credit facility accrue interest at the Company’s election at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case less a margin of 50.0 to 100.0 basis points depending upon the Company’s Consolidated Leverage Ratio or (ii) the Eurodollar Rate (as such term is defined in the new credit facility agreement), plus a margin of 75.0 to 125.0 basis points depending upon the Company’s Consolidated Leverage Ratio. The Company has agreed that repayment of amounts under the new credit facility will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by the Company’s pledge of 65% of the stock it holds in certain of its foreign subsidiaries and by certain intercompany debt securities and proceeds thereof. The Company has not yet borrowed any amounts under the new revolving credit facility.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The new credit facility agreement requires the Company to maintain certain minimum financial covenants. Specifically, (i) the Company’s Consolidated Leverage Ratio may not exceed 1.25 to 1.00 and (ii) Consolidated EBITDA (which would exclude certain non-cash charges related to the restructuring of the Company’s golf ball operations) for any four consecutive quarters may not be less than $50.0 million. The new credit facility agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other matters customarily restricted in loan documents. The new credit facility also contains other customary provisions, including affirmative covenants, representations and warranties and events of default.

      In connection with the Top-Flite acquisition, the Company assumed long-term debt related to a warehouse located in Chicopee, Massachusetts. As of September 30, 2003, the outstanding principal portion of this debt was $5,017,000. Interest on the outstanding balance accrues at an annual rate of 300 basis points over the one-year U.S. Treasury Note. Interest is currently accruing at 4.31% and is adjusted annually. The principal and interest is payable in monthly installments and is payable in full in 2018. The debt is secured by the warehouse.

      Also in connection with the Top-Flite acquisition, the Company assumed capital lease obligations in the aggregate amount of $407,000 at September 30, 2003, related primarily to computer and telecommunication systems. The lease agreements expire in 2006.

      In April 2001, the Company entered into a note payable in the amount of $7,500,000 as part of a licensing agreement for patent rights. The unsecured, interest-free note payable matures on December 31, 2003 and is payable in quarterly installments. The total amount payable in 2003 is $3,300,000. The present value of the note payable at issuance totaled $6,702,000 using an imputed interest rate of approximately 7%. The Company recorded interest expense of $28,000 and $125,000 for the three and nine months ended September 30, 2003, respectively. For the three and nine months ended September 30, 2002, the Company recorded interest expense of $76,000 and $260,000, respectively.

10.	Product Warranty

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

under warranty. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Beginning balance(*)	$14,580	$33,791	$13,464	$34,864
Provision(*)	2,440	(14,612)	10,141	(8,828)
Claims paid/costs incurred	(3,405)	(4,346)	(9,990)	(11,203)

Ending balance	$13,615	$14,833	$13,615	$14,833

(*)	During the third quarter of 2002, the Company refined its methodology for estimating its future warranty liability. As a result of this change in methodology, the Company reduced its warranty reserve by approximately $17,000,000. The change in methodology was accounted for as a change in accounting principle inseparable from a change in estimate (see Note 4).

11.	Earnings Per Share

      A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2003 and 2002 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted-average shares outstanding:
Weighted-average shares outstanding — Basic	66,261	65,822	65,936	66,691
Dilutive securities	547	534	359	932

Weighted-average shares outstanding — Diluted	66,808	66,356	66,295	67,623

      For the three months ended September 30, 2003 and 2002, options outstanding totaling 9,846,000 and 11,443,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive. For the nine months ended September 30, 2003 and 2002, options outstanding totaling 11,160,000 and 8,344,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

12.	Commitments and Contingencies

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”) for infringement of a golf ball aerodynamics patent owned by the Company, U.S. Patent No. 6,213,898 (the “Aerodynamics Patent”). On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that former MaxFli employees hired by the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages; an additional award of punitive damages equal to two times the compensatory damages; attorneys’ fees; a declaratory judgment; and injunctive relief. Both parties have amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. The parties are engaged in expert discovery. MaxFli submitted a report from its damages expert asserting that MaxFli is entitled to at least $18,500,000 in compensatory damages from the Company. MaxFli has informed the Company that it may seek leave to amend its damages expert report to substantially increase the compensatory damages that MaxFli will seek at trial. The Company has submitted its own expert report seeking damages for false advertising. The Company anticipates that each party will challenge the methodology and conclusions in the expert damages reports of the other. On November 12, 2003, pursuant to an agreement between the Company and MaxFli, the Court dismissed the Company’s claim for infringement of the Aerodynamics Patent and all portions of MaxFli’s counterclaim related to the Aerodynamics Patent, thereby resolving that part of the case. The trial on the Company’s false advertising claim and MaxFli’s remaining counterclaims is scheduled to commence in the summer of 2004. An unfavorable resolution of MaxFli’s counterclaims could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co. and certain principals of the Perfect Putter Co. Plaintiffs have sued Callaway Golf Company, Callaway Golf Sales

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Company and a Callaway Golf Sales Company sales representative. Plaintiffs allege that the Company misappropriated certain alleged trade secrets of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorney’s fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, Callaway Golf removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. On April 29, 2003, the District Court denied plaintiffs’ motion to remand the case to state court, holding that the sales representative had been “fraudulently joined” solely for the purpose of defeating diversity jurisdiction. Thereafter, on August 14, 2003, the plaintiffs filed a second amended complaint adding a new claim for civil theft under Florida law based on the facts set forth in the original complaint. If successful on that claim, the plaintiffs will be entitled to treble damages. The Company has denied the allegations of the second amended complaint. The parties are currently engaged in discovery. The trial of the action has been set to commence in the fall of 2004.

      On July 3, 2003, Saso Golf, Inc. filed a lawsuit against the Company, Callaway Golf Sales Company, and an unrelated defendant in the United States District Court for the Northern District of Illinois, Case No. 03-CV-4646. Saso Golf alleges that sales of Callaway Golf’s metal woods, including but not limited to the original Callaway Golf Biggest Big Bertha, infringe U.S. Patent No. 5,645,495 and seeks compensatory damages, treble damages, attorney’s fees, prejudgment interest, costs and injunctive relief. The Company has denied the allegations in the Complaint. The Court has not set a trial date, and the parties are conducting discovery.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of September 30, 2003. Except as discussed above with regard to the MaxFli litigation, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations or cash flows, or financial position.

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

      As a result of the Company’s notice of termination to EESI, and certain other automatic termination provisions under the Enron Contract, the Company believes that the Enron Contract has been effectively and appropriately terminated. There can be no assurance that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001 (see Note 14).

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

      The Company has entered into long-term purchase agreements for various key raw materials. As of September 30, 2003, the purchase commitment related to golf ball materials through December 2003 was approximately $2,313,000. As of September 30, 2003, the Company did not have any outstanding commitments to purchase golf club materials.

Golf Professional Endorsement Contracts

      The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf, Odyssey, Top-Flite, Ben Hogan and Strata branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Nationwide Tour. Many of these contracts provide incentives for successful performances using the Company’s products. For example, under these contracts, the Company could be obligated to pay a cash bonus to a professional who wins a particular tournament while playing the Company’s golf clubs or golf balls. It is not possible to predict with any certainty the amount of such performance awards the Company will be required to pay in any given year. Such expenses, however, are an ordinary part of the Company’s business and the Company does not believe that the payment of these performance awards will have a material adverse effect upon the Company.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Other Contingent Contractual Obligations

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has several consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2003 was not material to the Company’s financial position, results of operations or cash flows.

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

13.     Segment Information

      The Company’s operating segments are organized on the basis of products and include Golf Clubs and Golf Balls. The Golf Clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, irons and wedges, Callaway Golf, Top-Flite, Ben Hogan and Odyssey putters and golf-related accessories. The Golf Balls segment consists primarily of Callaway Golf, Top-Flite, Ben Hogan and Strata golf balls that are designed, manufactured and sold by the Company. There are no significant intersegment transactions.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales
Golf clubs	$139,513	$149,912	$624,034	$612,841
Golf balls	14,121	11,345	43,396	57,598

	$153,634	$161,257	$667,430	$670,439

Income (loss) before provision for income taxes
Golf clubs	$17,436	$31,455	$170,192	$168,756
Golf balls	(6,982)	(11,133)	(17,081)	(17,314)
Reconciling items(1)	(9,058)	(9,788)	(30,543)	(30,357)

	$1,396	$10,534	$122,568	$121,085

Additions to long-lived assets(2)
Golf clubs	$14,603	$5,026	$18,519	$19,416
Golf balls	87,024	48,702	87,064	50,011

	$101,627	$53,728	$105,583	$69,427

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

(2)	Additions for the three and nine months ended September 30, 2003 include long-lived assets acquired as part of the purchase of the Top-Flite golf operations in the United States.

14.     Derivatives and Hedging

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within twelve months from their inception.

      At September 30, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts were approximately $87,714,000 and $63,040,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At September 30, 2003, the fair value of foreign currency-related derivatives were recorded as current assets of $840,000 and current liabilities of $2,660,000.

      At September 30, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $42,886,000 and $4,638,000, respectively. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three and nine months ended September 30, 2003 and 2002, the Company recorded the following activity in OCI (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Beginning OCI balance related to cash flow hedges	$(561)	$345	$(1,362)	$6,424
Add: Net gain/(loss) initially recorded in OCI	(1,076)	591	(2,420)	(2,382)
Deduct: Net gain/(loss) reclassified from OCI into earnings	(475)	551	(2,620)	3,657

Ending OCI balance related to cash flow hedges	$(1,162)	$385	$(1,162)	$385

      During the three and nine months ended September 30, 2003, no gains were reclassified into earnings as a result of the discontinuance of cash flow hedges. During the nine months ended September 30, 2002, $171,000 of gains were reclassified into earnings as a result of the discontinuance of cash flow hedges. No gains were reclassified into earnings as the result of the discontinuance of cash flow hedges during the three months ended September 30, 2002.

      As of September 30, 2003, $1,162,000 of deferred net losses related to derivative instruments designated as cash flow hedges were included in OCI. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from OCI into earnings. The Company does not expect that such reclassifications will have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three months ended September 30, 2003 and 2002, the Company recorded net gains of $35,000 and net losses of $322,000, respectively, as a result of changes in the spot-forward differential. During the nine months ended September 30, 2003 and 2002, the Company recorded net losses of $50,000 and net gains of $395,000, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At September 30, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $44,828,000 and $58,402,000, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended September 30, 2003 and 2002, the Company recorded net losses of $716,000 and net gains of $724,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures. During the nine months ended September 30, 2003 and 2002, the Company recorded net losses of $5,021,000 and $7,108,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

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

15.     Comprehensive Income

      Comprehensive income is defined as all changes in a company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$2,334	$7,187	$78,955	$75,023
Other comprehensive income:
Foreign currency translation	1,335	(114)	3,820	3,789
Net unrealized gain on cash flow hedges, net of tax	(407)	103	713	(3,776)
Change in unrealized loss on marketable securities	—	(92)	92	(92)

Comprehensive income	$3,262	$7,084	$83,580	$74,944

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

Long-Lived Assets

      In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, goodwill and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows estimated to be derived from an asset are less than its carrying amount. Impairments are recognized in operating earnings. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability.

      Numerous factors, including changes in the Company’s business, industry segment, and global economy, could significantly impact management’s decision to retain, dispose of, or idle certain of its long-lived assets. For example, in connection with the Top-Flite acquisition, the Company has initiated steps to consolidate its golf ball and golf club manufacturing and research and development operations. In connection with this consolidation of operations, the Company may decide to dispose of or idle certain of its long-lived assets, which could result in a write-down of a significant portion of the assets used in the Company’s golf ball operations. On October 23, 2003, the Company announced that in connection with such consolidation, it estimated that it could incur charges to earnings of up to $60.0 million, mostly non-cash, with the charges to be taken as incurred over the next twelve months. These charges would relate to the write-down of assets, severance payments and other consolidation charges.

      In connection with the Top-Flite acquisition, the Company evaluated and determined during the third quarter of 2003 that the undiscounted future cash flows estimated to be derived from its golf ball assets, including the acquired Top-Flite golf ball assets, exceeded the carrying value of such assets. If the Company were to change the manner in which it conducts its golf ball business or otherwise lower its estimates of the undiscounted cash flows it expects to derive from its golf ball assets, the Company could be required to assess impairment. Impairment is assessed by comparing the fair value of the golf ball assets against the carrying value of such assets. Such assessment could result in a write-down of a significant portion of such assets.

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

      Beginning in the second quarter of 2001, the Company began to compile data that illustrated the timing of warranty claims in relation to product life cycles. In the third quarter of 2002, the Company determined it had gathered sufficient data and concluded it should enhance its warranty accrual estimation methodology to utilize the additional data. The analysis of the data, in management’s judgment, provided management with more insight into timing of claims and demonstrated that some product failures are more likely to occur early in a product’s life cycle while other product failures occur in a more linear fashion over the product’s life cycle. As a result of its analysis of the additional information, the Company believes it has gained better insight and improved judgment to more accurately project the ultimate failure rates of its products. As a result of this refinement in its methodology, the Company concluded that it should change its methodology of estimating warranty accruals and reduce its warranty reserve by approximately $17.0 million. The $17.0 million reduction is recorded in cost of goods sold and favorably impacted gross profit as a percentage of net sales by 10 percentage points and 3 percentage points for the three and nine months ended September 30, 2002, respectively. The change in methodology has been accounted for as a change in accounting principle inseparable from a change in estimate.

      The following summarizes what net income and earnings per share would have been had the warranty reserve adjustment, adjusted for taxes, been excluded from reported results (in millions, except for per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Reported net income	$2.3	$7.2	$79.0	$75.0
Non-cash warranty reserve adjustment, net of tax	—	(10.5)	—	(10.4)

Pro forma net income (loss)	$2.3	$(3.3)	$79.0	$64.6

Basic earnings per share:
Reported net income	$0.04	$0.11	$1.20	$1.12
Non-cash warranty reserve adjustment, net of tax	—	(0.16)	—	(0.16)

Pro forma net income (loss)	$0.04	$(0.05)	$1.20	$0.96

Diluted earnings per share:
Reported net income	$0.03	$0.11	$1.19	$1.11
Non-cash warranty reserve adjustment, net of tax	—	(0.16)	—	(0.16)

Pro forma net income (loss)	$0.03	$(0.05)	$1.19	$0.95

      The pro forma net income and earnings per share information set forth above has not been prepared in accordance with accounting principles generally accepted in the United States. This information is being provided as additional information for interested readers and is not intended to be a substitute for the Company’s reported results which were prepared in accordance with accounting principles generally accepted in the United States and which are discussed elsewhere in this report. The Company’s management believes that this pro forma information is useful in comparing the Company’s results with the prior periods presented. The warranty reserve adjustment is a non-cash accounting adjustment. The magnitude of the warranty reserve adjustment was unusual for the Company and management did not believe that it was reasonably likely that a similar adjustment of that magnitude would be made within two fiscal years of such adjustment.

Results of Operations

Three-Month Periods Ended September 30, 2003 and 2002

      Net sales decreased 5% to $153.6 million for the three months ended September 30, 2003 as compared to $161.3 million for the comparable period in the prior year. The overall decrease in net sales is primarily due to a $12.1 million (22%) decrease in sales of woods combined with a $1.2 million (4%) decrease in sales of putters and a $0.9 million (6%) decrease in the sale of other products. These decreases were partially offset by a $3.7 million (7%) increase in sales of irons and a $2.8 million (25%) increase in sales of golf balls in the third quarter of 2003 as compared to the third quarter of 2002. The weakening of the U.S. dollar in relation to other foreign currencies during the third quarter of 2003 had a favorable impact on net sales. As compared to the third quarter of 2002, the strengthening of foreign currency exchange rates favorably impacted net sales for the third quarter of 2003 by approximately $2.7 million, as measured by applying 2002 exchange rates to 2003 net sales.

      The Company believes that adverse economic conditions and continued economic uncertainty, particularly in the United States, Japan and other parts of Asia, negatively affected its overall net sales during the third quarter of 2003. For example, unemployment in the United States remains high, which has a negative impact on consumer spending on discretionary goods, including the Company’s products. The Company also believes that its net sales for 2003 were negatively affected by a continued decrease in the number of golf rounds played. Golf Datatech has reported that the number of golf rounds played in the United States declined 4.4% during the third quarter of 2003, as compared to the same period in 2002.

      Net sales information by product category is summarized as follows (in millions):

	For the
	Three Months
	Ended
	September 30,		Growth/(Decline)

	2003	2002	Dollars	Percent

Net sales:
Woods	$44.0	$56.1	$(12.1)	(22)%
Irons	54.7	51.0	3.7	7%
Putters	27.0	28.2	(1.2)	(4)%
Golf balls	14.1	11.3	2.8	25%
Accessories and other(*)	13.8	14.7	(0.9)	(6)%

	$153.6	$161.3	$(7.7)	(5)%

(*)	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales. Previously, royalty revenue was recorded as a component of other income and prior periods have been reclassified to conform with the current period presentation.

      The $12.1 million (22%) decrease in net sales of woods to $44.0 million represents a decrease in both unit and dollar sales. This decrease was primarily attributable to a decline in sales of Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods, ERC II Forged Titanium Drivers and Fairway Woods and Big Bertha Steelhead III Drivers and Fairway Woods. The declines in sales of these products were expected as the Company’s products generally sell better in their first year after introduction. Both the Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and ERC II Forged Titanium Drivers were introduced in 2001 and were being closed out in 2003. In addition, 2003 is the second year in the life cycle for ERC II Forged

Titanium Fairway Woods and Big Bertha Steelhead III Drivers and Fairway Woods. These decreases were partially offset by sales of Great Big Bertha II Drivers and Fairway Woods, which were launched during the fourth quarter of 2002. Sales of Great Big Bertha II Drivers and Fairway Woods exceeded the sales of all other lines of the Company’s titanium products for the comparable period in 2002.

      The $3.7 million (7%) increase in net sales of irons to $54.7 million represents an increase in both unit and dollar sales. The sales growth was due primarily to the January 2003 launch of the Steelhead X-16 Stainless Steel Irons, including the Steelhead X-16 Pro Series line and the new Great Big Bertha Titanium Irons launched in August 2003. This sales growth was partially offset by a decline in sales of Big Bertha Irons which were launched in January 2002, Hawkeye VFT irons which were launched in August 2001, and Steelhead X-14 irons which were launched in October 2000 and were being closed out in 2003.

      The $1.2 million (4%) decrease in net sales of putters to $27.0 million is attributable to decreased sales of the Company’s Odyssey putters. The Company does not believe that this decline is significant. As discussed below, net sales of putters increased 31% for the first nine months in 2003 as compared to 2002. The Company believes the third quarter decline merely reflects the timing of product reaching the market place.

      The $2.8 million (25%) increase in net sales of golf balls to $14.1 million is primarily attributable to sales of Top-Flite golf balls in the United States for the last two weeks of the quarter subsequent to the acquisition. These additional sales were partially offset by a decrease in Callaway Golf ball sales during the third quarter of 2003. The Company believes that its golf ball sales during the quarter were adversely affected by the decline in rounds played this year, the absence of any new Callaway Golf product introductions in 2003, and the uncertainty surrounding the Callaway Golf and the Top-Flite businesses earlier in the year.

      The $0.9 million (6%) decrease in sales of accessories and other products is primarily attributable to a decrease in Callaway Golf Forged Wedges. This decrease reflects the significant sales of the Callaway Golf Forged Wedges during the third quarter of 2002 in connection with the launch and initial sell-in of the Callaway Golf Forged Wedges, as well as the introduction of competitive products in this segment. This decline was partially offset by increases in golf bags, accessories and other products.

      Net sales information by regions is summarized as follows (in millions):

	For the
	Three Months
	Ended
	September 30,		Growth/(Decline)

	2003	2002	Dollars	Percent

Net sales:
United States	$77.7	$81.3	$(3.6)	(4)%
Europe	29.8	30.7	(0.9)	(3)%
Japan	23.0	23.7	(0.7)	(3)%
Rest of Asia	15.3	14.0	1.3	9%
Other foreign countries	7.8	11.6	(3.8)	(33)%

	$153.6	$161.3	$(7.7)	(5)%

      Net sales in the United States decreased $3.6 million (4%) to $77.7 million during the third quarter of 2003 versus the third quarter of 2002. Overall, the Company’s sales in regions outside of the United States decreased $4.1 million (5%) to $75.9 million during the third quarter of 2003 versus the same quarter of 2002. As shown in the table above, the Company’s sales decreased in all regions outside of the United States except Rest of Asia. The Company’s net sales in regions outside of the United States were favorably affected by the strengthening of foreign currencies in relation to the U.S. dollar. Had exchange rates for the third quarter of 2003 been the same as the third quarter 2002 exchange rates, overall sales in regions outside of the United States would have been approximately $2.7 million lower than reported.

      For the third quarter of 2003, gross profit decreased $9.7 million to $70.2 million from $79.9 million in the third quarter of 2002. Gross profit as a percentage of net sales decreased to 46% of net sales in the third quarter of 2003 from 50% in the comparable period of 2002. The Company’s gross profit in 2002 was favorably impacted by the $17.0 million reduction in the Company’s warranty accrual during the third quarter of 2002 (see above “Change in Accounting Estimate”). Excluding the effects of such reduction, gross profit would have increased $7.3 million in 2003 from $62.9 million in the third quarter of 2002. Excluding the effects of such reduction, gross profit as a percentage of net sales would have increased 7 percentage points in 2003 from 39% of net sales in the third quarter of 2002. This improvement in the Company’s gross profit percentage (excluding the warranty accrual reduction) was primarily attributable to the additional reserves established in 2002 on ERC II Drivers and Big Bertha C4 Drivers and a customs and duty assessment in Korea in the third quarter of 2002. This improvement was partially offset by declines in golf ball production volumes and overall lower average selling prices.

      Selling expenses remained relatively constant at $47.5 million in the third quarter of 2003 as compared to $47.7 million in the comparable period of 2002. As a percentage of sales, the expenses increased slightly to 31% in the third quarter of 2003 from 30% in the third quarter of 2002. The dollar decrease in expenses was primarily due to a $2.9 million decrease related to employee costs and advertising expenses. These decreases were partially offset by a $2.7 million increase related to promotional expenses and the addition of Top-Flite expenses which were not included in the prior period.

      General and administrative expenses increased $2.2 million (18%) in the third quarter of 2003 to $14.7 million from $12.5 million in the third quarter of 2002. As a percentage of sales, the expenses increased to 10% in the third quarter of 2003 from 8% in the third quarter of 2002. The dollar increase resulted primarily from increases in employee costs.

      Research and development expenses decreased $0.5 million (6%) in the third quarter of 2003 to $7.7 million from $8.2 million in the comparable period of 2002. As a percentage of sales, the expenses remained constant at 5%.

      Other income increased to $1.1 million in the third quarter of 2003 as compared to other expenses of $1.0 million in the third quarter of 2002. The $2.1 million of additional other income is primarily attributable to increases in gains on foreign currency transactions of $1.6 million, increases in gains on investments to fund the deferred compensation plan of $0.6 million, and litigation settlement of $0.6 million. These increases were partially offset by a $1.1 million increase in net losses on foreign currency contracts.

      During the third quarter of 2003, the Company recorded a $0.9 million benefit from income taxes, as compared to a $3.3 million provision for income taxes in the comparable period of 2002. The difference is primarily attributable to a one-time export tax benefit in the current period.

Nine-Month Periods Ended September 30, 2003 and 2002

      Net sales decreased less than 1% to $667.4 million for the nine months ended September 30, 2003 as compared to $670.4 million for the comparable period in the prior year. The overall decrease in net sales is primarily due to a $44.2 million (17%) decrease in sales of woods and a $14.3 million (25%) decrease in sales of golf balls. These decreases were partially offset by a $28.0 million (31%) increase in sales of putters, a $21.1 million (10%) increase in sales of irons and a $6.4 million (12%) increase in sales of the Company’s other products during the first nine months of 2003 as compared to the first nine months of 2002. The weakening of the U.S. dollar in relation to other foreign currencies during the first nine months of 2003 had a significant favorable impact on net sales. As compared to the first nine months of 2002, the strengthening of foreign currency exchange rates favorably impacted net sales for the first nine months of 2003 by approximately $22.1 million, as measured by applying 2002 exchange rates to 2003 net sales.

      The Company believes that adverse economic conditions and continued economic uncertainty, particularly in the United States, Japan and other parts of Asia negatively affected its overall net sales during the first nine months of 2003. For example, unemployment in the United States remains high, which has a negative impact on consumer spending on discretionary goods, including the Company’s products. The Company also believes that its net sales for 2003 were negatively affected by a continued decrease in the number of golf rounds played. Golf Datatech has reported that the number of golf rounds played in the United States declined 3.9% during the first nine months of 2003, as compared to the same period in 2002.

      Net sales information by product category is summarized as follows (in millions):

	For the
	Nine Months
	Ended
	September 30,		Growth/(Decline)

	2003	2002	Dollars	Percent

Net sales:
Woods	$213.9	$258.1	$(44.2)	(17%)
Irons	233.9	212.8	21.1	10%
Putters	118.1	90.1	28.0	31%
Golf balls	43.3	57.6	(14.3)	(25%)
Accessories and other(*)	58.2	51.8	6.4	12%

	$667.4	$670.4	$(3.0)	(0%)

(*)	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales. Previously, royalty revenue was recorded as a component of other income and prior periods have been reclassified to conform with the current period presentation.

      The $44.2 million (17%) decrease in net sales of woods to $213.9 million represents a decrease in both unit and dollar sales. This decrease was primarily attributable to a decline in sales of Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods, Big Bertha Steelhead III Drivers and Fairway Woods, ERC II Forged Titanium Drivers and Fairway Woods and Big Bertha C4 Drivers. The declines in sales of these products were expected as the Company’s products generally sell better in their first year after introduction. Both Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and ERC II Forged Titanium Drivers were introduced in 2001 and Big Bertha C4 Drivers were introduced in 2002. All of these products were being closed out in 2003. In addition, 2003 is the second year in the life cycle for ERC II Forged Titanium Fairway Woods and Big Bertha Steelhead III Drivers and Fairway Woods. These decreases were partially offset by sales of Great Big Bertha II Drivers and Fairway Woods, which were launched during the fourth quarter of 2002. Sales of Great Big Bertha II Drivers and Fairway Woods exceeded the combined prior year sales of all titanium woods products which included Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and ERC II Forged Titanium Drivers and Fairway Woods.

      The $21.1 million (10%) increase in net sales of irons to $233.9 million represents an increase in both unit and dollar sales. The sales growth was due primarily to the January 2003 launch of the Steelhead X-16 Stainless Steel Irons, including the Steelhead X-16 Pro Series line. This sales growth was partially offset by a decline in sales of Big Bertha Irons which were launched in January 2002, Hawkeye VFT irons which were launched in August 2001, and Steelhead X-14 Irons which were launched in October 2000.

      The $28.0 million (31%) increase in net sales of putters to $118.1 million is attributable to increased sales of the Company’s Odyssey putters primarily resulting from the continued success of the Odyssey White Hot 2-Ball Putter, which was introduced in January 2002.

      The $14.3 million (25%) decrease in net sales of golf balls to $43.3 million represents a decrease in both unit and dollar sales. The Company believes that its Callaway Golf ball sales during the first nine months of 2003 were adversely affected by the decline in rounds played this year, the absence of any new product introductions in 2003, and the uncertainty surrounding the Company’s golf ball business earlier in the year. This decline was partially offset by sales of Top-Flite golf balls in the United States for the last two weeks of the current period.

      The $6.4 million (12%) increase in sales of accessories and other products is primarily attributable to increased sales of Callaway Golf Forged Wedges, which were launched in August 2002, and golf bags.

      Net sales information by regions is summarized as follows (in millions):

	For the
	Nine Months
	Ended
	September 30,		Growth/(Decline)

	2003	2002	Dollars	Percent

Net sales:
United States	$370.2	$376.5	$(6.3)	(2%)
Europe	123.9	117.8	6.1	5%
Japan	77.6	80.5	(2.9)	(4%)
Rest of Asia	48.9	48.0	0.9	2%
Other foreign countries	46.8	47.6	(0.8)	(2%)

	$667.4	$670.4	$(3.0)	(0%)

      Net sales in the United States decreased $6.3 million (2%) to $370.2 million during the first nine months of 2003 versus the first nine months of 2002. Overall, the Company’s sales in regions outside of the United States increased $3.3 million (1%) to $297.2 million during the first nine months of 2003 versus the same period in 2002. As shown in the table above, the Company’s sales increased in Europe and Rest of Asia while sales decreased in Japan and other foreign countries. The Company’s net sales in regions outside of the United States were favorably affected by the strengthening of foreign currencies in relation to the U.S. dollar. Had exchange rates for the first nine months of 2003 been the same as the first nine months of 2002 exchange rates, overall sales in regions outside of the United States would have been approximately $22.1 million lower than reported.

      For the nine months ended September 30, 2003, gross profit decreased $11.9 million to $334.6 million from $346.4 million in the comparable period of 2002. Gross profit as a percentage of net sales decreased to 50% of net sales in the first nine months of 2003 from 52% in the comparable period of 2002. The Company’s gross profit in 2002 was favorably impacted by the $17.0 million reduction in the Company’s warranty accrual during the third quarter of 2002 (see above “Change in Accounting Estimate”). Excluding the effects of such reduction, gross profit would have increased $5.1 million in 2003 from $329.4 million for the nine months ended September 30, 2002. Excluding the effects of such reduction, gross profit as a percentage of net sales would have increased 1 percentage point to 50% in 2003 from 49% in 2002. This improvement in the Company’s gross profit percentage (excluding the warranty accrual reduction) was primarily attributable to a more favorable sales mix combined with the additional reserves established in 2002 on ERC II Drivers and Big Bertha C4 Drivers. These increases were partially offset by declines in golf ball production volumes and overall lower average selling prices.

      Selling expenses decreased $10.4 million (7%) in the first nine months of 2003 to $149.5 million from $160.0 million in the comparable period of 2002, and were 22% and 24% of net sales, respectively. This decrease was primarily due to decreases in advertising expenses, employee costs and other promotional expenses of $6.5 million, $5.2 million and $3.0 million, respectively. These decreases were partially offset by increases in depreciation and amortization expenses of $2.3 million and tour expenses of $1.2 million.

      General and administrative expenses increased $2.3 million (6%) in the first nine months of 2003 to $43.2 million, from $40.9 million in the comparable period of 2002. As a percentage of sales, the expenses remained constant at 6%. The dollar increase resulted primarily from increases in employee related costs.

      Research and development expenses decreased $3.9 million (16%) in the first nine months of 2003 to $20.6 million from $24.5 million in the comparable period of 2002, and were 3% and 4% of net sales, respectively. The dollar decrease resulted primarily from a $1.1 million decrease in consulting fees, a $1.1 million decrease in employee costs and a $0.9 million decrease in depreciation.

      Other income totaled $1.3 million in the first nine months of 2003 as compared to other income of less than $0.1 million in the first nine months of 2002. The $1.3 million increase in other income is primarily attributable to increases of $1.8 million in gains on investments to fund the deferred compensation plan and $0.6 million generated from litigation settlements. These increases were partially offset by a $0.9 million increase in net losses on foreign currency transactions.

      During the nine months ended September 30, 2003, the Company recorded a provision for income taxes of $43.6 million (35.6% of pre-tax income), as compared to $46.1 million (38.0% of pre-tax income) in the comparable period of 2002. The difference is primarily attributable to one-time benefits related to export tax incentives in the current period.

Financial Condition

      Cash and cash equivalents decreased $35.6 million (33%) to $72.8 million at September 30, 2003, from $108.5 million at December 31, 2002. The decrease primarily resulted from cash used in investing activities of $169.8 million and cash used in financing activities of $6.8 million, respectively, partially offset by cash provided by operating activities of $140.1 million. Cash flows used in investing activities reflect business acquisition costs of $165.1 million, which includes the domestic ($135.2 million) and international ($29.9 million) portions of the Top-Flite acquisition, and capital expenditures of $4.8 million. Cash flows used in financing activities are primarily attributable to the $13.9 million payment of dividends, the $3.2 million acquisition of treasury stock and the $2.6 million payment on notes payable, partially offset by $8.6 million of proceeds received from the exercise of employee stock options and $4.2 million of proceeds from purchases under the employee stock purchase plan. Cash flows provided by operating activities reflect net income adjusted for depreciation and amortization of $109.4 million combined with a $39.5 million decrease in inventory and a $26.6 million increase in income taxes payable partially, offset by a $40.0 million increase in accounts receivable.

      During the first nine months of 2003, the Company’s cash decreased $35.6 million compared to a $13.1 million increase in cash during the first nine months of 2002. The Company’s decrease in cash in the current year was primarily attributable to the Top-Flite Acquisition, partially offset by a decrease in share repurchase activity and a decline in capital expenditures.

      At September 30, 2003, the Company’s net accounts receivable increased $72.5 million from December 31, 2002. The increase is partially due to the acquisition of Top-Flite’s accounts receivable which were $27.0 million at September 30, 2003. Excluding the Top-Flite balances, accounts receivable would have increased $45.5 million, which is consistent with seasonal trends (see below “Certain Factors Affecting Callaway Golf Company — Seasonality and Adverse Weather Conditions”). The Company’s accounts receivable also increased $33.0 million over the Company’s accounts receivable at September 30, 2002. Excluding the Top-Flite balances, accounts receivable would have increased $6.0 million. This increase is primarily attributable to late second quarter 2003 sales and timing of payments on those sales.

      At September 30, 2003, the Company’s net inventory increased $10.6 million from December 31, 2002. The increase is primarily due to the acquisition of Top-Flite inventory which was $27.0 million at September 30, 2003. Excluding the Top-Flite inventory, the net inventory balance at September 30, 2003 would have declined $37.5 million from December 31, 2002, which is consistent with seasonal trends (see below “Certain Factors Affecting Callaway Golf Company — Seasonality and Adverse Weather Conditions”). The Company’s inventory increased $12.7 million as compared to September 30, 2002. This increase is also attributable to the $27.0 million of Top-Flite inventory at September 30, 2003. Excluding the Top-Flite inventory, the September 30, 2003 net inventory balance would have declined $14.3 million from September 30, 2002.

      At September 30, 2003, the Company’s net property, plant and equipment increased $26.7 million from December 31, 2002. This increase is primarily due to the acquisition of Top-Flite property, plant and equipment which was $51.8 million at September 30, 2003, partially offset by depreciation of $29.3 million during the first nine months of 2003.

Liquidity

Sources of Liquidity

      The Company’s principal sources of liquidity, both on a short-term and long-term basis, for the periods presented has generally been cash flows provided by operations. The Company currently expects this to continue over the long-term. In the short term, however, given the significant amount of cash used in the Top-Flite acquisition, the Company intends to supplement its cash provided by operations with its credit facility. At September 30, 2003, the Company had a line of credit with Bank of America to borrow up to $50.0 million. At September 30, 2003, there were no borrowings outstanding under that facility and the Company was in compliance with the covenants prescribed by that facility.

      Effective November 10, 2003, the Company terminated its $50.0 million line of credit with Bank of America, N.A. and obtained a new $100.0 million revolving line of credit from Bank of America, N.A. and certain other lenders. The new $100.0 million credit facility is scheduled to be available until November 2004, subject to earlier termination in accordance with its terms and subject to extension upon agreement of all parties. Upon the expiration of the new revolving credit facility, provided the Company is not in default of the terms of the new revolving credit facility and subject to certain conditions, the Company has the option to convert the amounts outstanding under the new revolving credit facility into a one-year term loan.

      Subject to the terms of the new credit facility, the Company can borrow up to a maximum of $100.0 million. The Company is required to pay certain fees, including a quarterly unused commitment fee equal to 12.5 to 20.0 basis points of the unused commitment amount, with the exact amount determined based upon the Company’s Consolidated Leverage Ratio. For purposes of the new credit facility, “Consolidated Leverage Ratio” means, as of any date of determination, the ratio of “Consolidated Funded Indebtedness” as of such date to “Consolidated EBITDA” for the four most recent fiscal quarters (as such terms are defined in the new credit facility agreement). Outstanding borrowings under the new credit facility accrue interest at the Company’s election at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case less a margin of 50.0 to 100.0 basis points depending upon the Company’s Consolidated Leverage Ratio or (ii) the Eurodollar Rate (as such term is defined in the new credit facility agreement), plus a margin of 75.0 to 125.0 basis points depending upon the Company’s Consolidated Leverage Ratio. The Company has agreed that repayment of amounts under the new credit facility will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by the Company’s pledge of 65% of the stock it holds in certain of its foreign subsidiaries and by certain intercompany debt securities and proceeds thereof. The Company has not yet borrowed any amounts under the new revolving credit facility.

      The new credit facility agreement requires the Company to maintain certain minimum financial covenants. Specifically, (i) the Company’s Consolidated Leverage Ratio may not exceed 1.25 to 1.00 and (ii) Consolidated EBITDA (which would exclude certain non-cash charges related to the restructuring of the Company’s golf ball operations) for any four consecutive quarters may not be less than $50.0 million. The new credit facility agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other matters customarily restricted in loan documents. The new credit facility also contains other customary provisions, including affirmative covenants, representations and warranties and events of default.

Golf Ball Operations

      Through September 30, 2003, the Company’s golf ball operations related to the Callaway Golf brand have not generated cash flows sufficient to fund these operations. In September 2003, the Company acquired substantially all of the assets associated with Top-Flite’s golf business. The Company believes that the future combined Callaway and Top-Flite golf ball operations will generate sufficient cash flows to fund these operations.

Share Repurchases

      In August 2001, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100.0 million. The Company began the repurchase program in August 2001 and during the third quarter of 2002 completed the program, which resulted in the repurchase of 5.8 million shares of the Company’s Common Stock at an average cost of $17.11 per share for a total of $100.0 million. In May 2002, the Company announced that its Board of Directors authorized it to repurchase additional shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $50.0 million. Under this authorization, the Company has spent $34.2 million to repurchase 2.2 million shares of its Common Stock at an average cost of $15.25 per share through September 30, 2003. During the nine months ended September 30, 2003, the Company spent a total of $3.2 million to repurchase 0.3 million shares under the May 2002 authorization at an average cost of $11.65 per share. As of September 30, 2003, the Company had $15.8 million of remaining authority under the May 2002 stock repurchase authorization.

Other Significant Cash Obligations

      The following table provides, as of September 30, 2003 certain significant cash obligations that will affect the Company’s future liquidity (in millions):

	Payments Due By Period

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases(1)	$16.3	$4.7	$6.4	$3.5	$1.7
Capital leases(2)	0.4	0.2	0.2	—	—
Unconditional purchase obligations(3)	2.3	2.3	—	—	—
Deferred compensation(4)	8.2	0.7	1.4	0.4	5.7
Notes payable(5)	0.8	0.8	—	—	—
Long-term debt(6)	5.0	0.4	0.8	0.8	3.0

Total(7)	$33.0	$9.1	$8.8	$4.7	$10.4

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles as well as office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases and include operating leases assumed as part of the Top-Flite acquisition.

(2)	The Company acquired certain capital lease obligations as a result of the Top-Flite acquisition primarily related to computer and telecommunications systems. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable capital leases.

(3)	The amounts presented in this line item reflect a purchase agreement for golf ball materials through 2003. As of September 30, 2003, there were no outstanding commitments to purchase golf club materials. In addition, in the normal course of operations, the Company enters into unconditional purchase obligations with various vendors and suppliers of goods and services through purchase orders or other documentation or are undocumented except for an invoice. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in the total unconditional purchase obligations presented in this line item.

(4)	The amounts presented in this line item represent the liability for the Company’s unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9.8 million at September 30, 2003.

(5)	In April 2001, the Company entered into a note payable in the amount of $7.5 million as part of a licensing agreement for patent rights. The unsecured, interest-free note payable matures on December 31, 2003 and is payable in quarterly installments.

(6)	In connection with the Top-Flite acquisition, the Company assumed long-term debt related to a warehouse located in Chicopee, Massachusetts. As of September 30, 2003, the outstanding principal portion of this debt was $5.0 million. Interest on the outstanding balance accrues at an annual rate of 300 basis points over the one-year U.S. Treasury Note, currently 4.31%, adjusted annually. The principal and interest is payable in monthly installments and is payable in full in 2018. The debt is secured by the warehouse.

(7)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated and, therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. See below “Supply of Electricity and Energy Contracts.”

      In addition to the obligations listed above, the Company has entered into contracts with professional golfers to evaluate and promote Callaway Golf, Odyssey, Top-Flite, Ben Hogan and Strata branded products. Many of these contracts provide incentives for successful performances using the Company’s products. For example, under these contracts, the Company could be obligated to pay a cash bonus to a professional who wins a particular tournament while playing the Company’s golf clubs or golf balls. It is not possible to predict with any certainty the amount of such performance awards the Company will be required to pay in any given year. Such expenses, however, are an ordinary part of the Company’s business and the Company does not believe that the payment of these performance awards will have a material adverse effect upon the Company. See below “Certain Factors Affecting Callaway Golf Company — Golf Professional Endorsements.”

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has several consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2003 were not material to the Company’s financial position, results of operations or cash flows.

      In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See below “Part II, Item 1. — Legal Proceedings.”

Sufficiency of Liquidity

      Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its current credit facility, will be sufficient to finance current operating requirements planned capital expenditures, contractual obligations and commercial commitments, for the next twelve months. There can be no assurance, however, that future industry specific or other developments, general economic trends or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see below “Certain Factors Affecting Callaway Golf Company”).

Supply of Electricity and Energy Contracts

      Beginning in the summer of 2000, the Company identified a future risk to ongoing operations as a result of the deregulation of the electricity market in California. In July 2000, the Company entered into a one-year supply agreement with Idaho Power Company (“Idaho Power”), a subsidiary of Idacorp, Inc., for the supply of electricity at $64 per megawatt hour. During the third quarter of 2001, Idaho Power advised the Company that it was unwilling to renew the contract upon expiration in July 2001 due to concerns surrounding the volatility of the California electricity market at that time.

      As a result, in the third quarter of 2001, the Company entered into an agreement with Pilot Power Group, Inc. (“Pilot Power”) as the Company’s energy service provider and in connection therewith entered into a long-term, fixed-priced, fixed-capacity, energy supply contract (“Enron Contract”) with Enron Energy Services, Inc. (“EESI”), a subsidiary of Enron Corporation, as part of a comprehensive strategy to ensure the uninterrupted supply of electricity while capping costs in the volatile California electricity market. The Enron Contract provided, subject to the other terms and conditions of the contract, for the Company to purchase nine megawatts of energy per hour from September 1, 2001 through May 31, 2006 (394,416 megawatts over the term of the contract). The total purchase price for such energy over the full contract term would have been approximately $43.5 million.

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

      The Company believes the Enron Contract has been terminated, and as of November 7, 2003, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

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

Top-Flite Golf Company Asset Acquisition

      In September 2003, the Company acquired substantially all of the assets associated with The Top-Flite Golf Company’s golf business, including its manufacturing facilities, the Top-Flite, Strata and Ben Hogan brands, and all U.S. and foreign golf-related patents and trademarks. The Company faces certain risks associated with such acquisition. The Company faces many challenges in trying to reverse the decline of the Top-Flite brand in the marketplace and in trying to consolidate the golf ball manufacturing operations to eliminate the losses in the Company’s golf ball operations. Some of these challenges include the (i) retention of Top-Flite key employees, (ii) maintaining good vendor relationships, particularly if the Top-Flite vendors are not paid in full in the bankruptcy proceedings, (iii) the difficulties in integrating the Top-Flite brands with the Callaway Golf Company brands and (v) the employee and other issues inherent in any consolidation. Furthermore, the integration and consolidation of the acquired assets will require a considerable amount of time and attention of senior management and others, which could have an adverse effect upon the Company’s club business.

      In addition, in connection with the integration and consolidation of the acquired assets, the Company could incur significant charges to earnings. The Company previously announced that it estimated such charges could be up to $60.0 million and that the majority of these charges would be non-cash.

      Finally, the Company has spent a considerable amount of cash to acquire the Top-Flite Golf Company assets and there is no assurance that the Company will realize a satisfactory return on its investment.

Terrorist Activity and Armed Conflict

      Terrorist activities and armed conflicts in recent years (such as the attacks on the World Trade Center and the Pentagon, the incidents of Anthrax poisoning and the military actions in the Middle East, including the conflicts in Iraq), as well as the threat of future conflict, have had a significant adverse effect upon the Company’s business. Any such additional events would likely have an adverse effect upon the world economy and would likely adversely affect the level of demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on these events and the economic, political, and public safety issues and concerns associated with such events. Also, such events could adversely affect the Company’s ability to manage its supply and delivery logistics. If such events caused a significant disruption in domestic or international air, ground or sea shipments, the Company’s ability to obtain the materials necessary to produce and sell its products and to deliver customer orders also would be materially adversely affected. Furthermore, such events have negatively impacted tourism. If this negative impact upon tourism continues, the Company’s sales to retailers at resorts and other vacation destinations would be materially adversely affected.

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

      The Company believes that the current economic conditions in many of the countries where the Company conducts business, although beginning to show signs of improvement, generally remain unfavorable to the golf industry. Many people in the United States have lost a substantial amount of wealth in the stock market, including some who have lost all or substantially all of their retirement savings. Furthermore, in the United States, there have been announcements by companies of significant reductions in force, and others are possible, and consumers are less likely to purchase new golf equipment when they are unemployed. The Company believes that these adverse conditions have adversely affected the Company’s sales and will continue to do so until such conditions improve.

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

Growth Opportunities

      Golf Clubs. In order for the Company to significantly grow its sales of golf clubs, the Company must either increase its share of the market for golf clubs or the market for golf clubs must grow. The Company already has a significant share of the worldwide premium golf club market and therefore opportunities for additional market share may be limited. The Company does not believe there has been any material increase in the number of golfers in the United States in 2000, 2001 or 2002. Golf Datatech has reported that thus far during 2003 the number of golf rounds played in the United States declined 3.9%, as compared to the same period in 2002, and that rounds played have decreased each year since at least 1999. Furthermore, the Company believes that since 1997 the overall worldwide premium golf club market has generally not experienced substantial growth in dollar volume from year to year. There is no assurance that the overall dollar volume of the worldwide premium golf club market will grow, or that it will not decline, in the future.

      Golf Balls. In connection with the acquisition of the Top-Flite assets, the Company anticipates that it will significantly increase its golf ball market share. Prior to the acquisition, however, both Callaway Golf’s and Top-Flite’s market shares had been declining. The Company’s ability to reverse such decline and obtain the market share previously enjoyed by The Top-Flite Golf Company will depend in part upon the Company’s ability to integrate the Top-Flite brands and operations with the Callaway Golf brands and operations. There is no assurance that the Company will be able to successfully or profitably integrate these brands or operations or maintain the combined market share previously enjoyed by The Top-Flite Golf Company and Callaway Golf Company.

Golf Ball Costs

      The cost of entering the golf ball business has been significant. The cost of competing in the golf ball business has also been significant and has required significant investment in advertising, tour and promotion. The development of the Callaway Golf Company golf ball business has had a significant negative impact on the Company’s cash flows, financial position and results of operations. In addition, in September 2003, the Company spent approximately $159 million in cash to acquire substantially all of the assets of The Top-Flite Golf Company. As presently structured, the Company will need to produce and sell golf balls in large volumes to cover its costs and be profitable. There is no assurance that the Company will be able to achieve the sales volume necessary to make its golf ball business profitable. Until the golf ball business becomes profitable, the Company’s results of operations, cash flows and financial position will continue to be negatively affected.

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

      Golf Balls. The premium golf ball business is also highly competitive and may be becoming even more competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated market share in excess of 50% of the premium golf ball business. Furthermore, worldwide sales of golf balls have been declining due to declines in the number of golf rounds played and other factors, resulting in a surplus of worldwide golf ball manufacturing capacity. As competition in this business increases, many of these competitors are substantially discounting the prices of their products and/or increasing advertising, tour or other promotional support. This increased competition has resulted in significant expenses in both tour and advertising support and product development. In order for its golf ball business to be successful, the Company will need to integrate the acquired Top-Flite assets with its golf ball manufacturing operations and must produce golf balls at prices and costs that are profitable. There can be no assurance that the Company’s golf balls will obtain the market acceptance or profitability necessary to be commercially successful.

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

      All of the Company’s current products (including the new ERC Fusion and Great Big Bertha II Drivers), with the exception of the Great Big Bertha II+ Drivers, are believed to be “conforming” under the Rules of Golf as published by the USGA. All of the Company’s current products are believed to be conforming to the existing Rules of Golf as published by the R&A. However, effective January 1, 2003 the Company’s Great Big Bertha II+ Titanium Drivers is not conforming in certain competitions involving highly skilled golfers and effective January 1, 2008 such drivers will not be conforming under the generally applicable Rules of Golf as published by the R&A. These new R&A restrictions could affect current and future sales of such drivers in R&A jurisdictions, including jurisdictions in which the Company previously sold such products and in which there previously were no R&A restrictions. The Company also believes that the general confusion created by the USGA as to what is a conforming or non-conforming driver has hurt sales of its drivers generally.

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

Golf Professional Endorsements

      The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf, Odyssey, Top-Flite, Ben Hogan and Strata branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Nationwide Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of the Company’s professional endorsers were to stop using the Company’s products contrary to their endorsement agreements, the Company’s business could be adversely affected in a material way by the negative publicity.

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

      The Company uses derivative financial instruments for hedging purposes to limit its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with credit-worthy firms. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company also utilized a derivative commodity instrument, the Enron Contract, to manage electricity costs in the volatile California energy market during the period of September 2001 through November 2001. Pursuant to its terms, the Enron Contract was terminated. The Company is also exposed to interest rate risk from its credit facility.

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

      At September 30, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts were approximately $87.7 million and $63.0 million, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At September 30, 2003, the fair values of foreign currency-related derivatives were recorded as current assets of $0.8 million and current liabilities of $2.7 million.

      At September 30, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $42.9 million and $4.6 million, respectively. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three and nine months ended September 30, 2003 and 2002, the Company recorded the following activity in OCI (in millions):

	Three Months		Nine Months
	Ended		Ended September
	September 30,		30,

	2003	2002	2003	2002

Beginning OCI balance related to cash flow hedges	$(0.6)	$0.3	$(1.4)	$6.4
Add: Net gain/(loss) initially recorded in OCI	(1.1)	0.6	(2.4)	(2.4)
Deduct: Net gain/(loss) reclassified from OCI into earnings	(0.5)	0.5	(2.6)	3.6

Ending OCI balance related to cash flow hedges	$(1.2)	$0.4	$(1.2)	$0.4

      During the three and nine months ended September 30, 2003, no gains were reclassified into earnings as a result of the discontinuance of cash flow hedges. During the nine months ended September 30, 2002, $0.2 million of gains were reclassified into earnings as a result of the discontinuance of cash flow hedges. No gains were reclassified into earnings as a result of the discontinuance of cash flow hedges during the three months ended September 30, 2002.

      As of September 30, 2003, $1.2 million of deferred net losses related to derivative instruments designated as cash flow hedges were included in OCI. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from OCI into earnings. The Company does not expect that such reclassifications will have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three months ended September 30, 2003 and 2002, the Company recorded net gains of less than $0.1 million and net losses of $0.3 million, respectively, as a result of changes in the spot-forward differential. During the nine months ended September 30, 2003 and 2002, the Company recorded net losses of $0.1 million and net gains of $0.4 million, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the

Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At September 30, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $44.8 million and $58.4 million, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended September 30, 2003 and 2002, the Company recorded net losses of $0.7 million and net gains of $0.7 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures. During the nine months ended September 30, 2003 and 2002, the Company recorded net losses of $5.0 million and $7.1 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2003 through its derivative financial instruments.

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

      The estimated maximum one-day loss from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $9.6 million at September 30, 2003. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $4.9 million at September 30, 2003 and would impact earnings. The remaining $4.7 million of the estimated loss at September 30, 2003 is derived from outstanding foreign exchange contracts designated as cash flow hedges and would initially impact OCI. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

Electricity Price Fluctuations

      During the third quarter of 2001, the Company entered into the Enron Contract to manage electricity costs in the volatile California energy market. This derivative did not qualify for hedge accounting treatment under SFAS No. 133. Therefore, the Company recognized the changes in the estimated fair value of the contract based on current market rates as unrealized energy derivative losses. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. As a result, the Company adjusted the estimated value of this contract through the date of termination. Because the contract is terminated and neither party to the contract is performing pursuant to the terms of the contract, the terminated contract ceased to represent a derivative instrument in accordance with SFAS No. 133. The Company, therefore, no longer records future valuation adjustments for changes in electricity rates. The Company continues to reflect the derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” See above “Supply of Electricity and Energy Contracts.”

Interest Rate Fluctuations

      Additionally, the Company is exposed to interest rate risk from its new $100.0 million credit facility (see Note 9 to the Company’s Consolidated Condensed Financial Statements). The new credit facility is indexed to, at the Company’s election, (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case less a margin of 50.0 to 100.0 basis points depending upon the Company’s Consolidated Leverage Ratio or (ii) the Eurodollar Rate (as such term is defined in the new credit facility agreement), plus a margin of 75.0 to 125.0 basis points depending upon the Company’s Consolidated Leverage Ratio.

      In connection with the Top-Flite acquisition, the Company assumed long-term debt, which is indexed to the U.S. Treasury Note, plus 300 basis points. The rate is adjusted annually and is currently 4.31%. The outstanding principal portion of the long-term debt at September 30, 2003 was $5.0 million.

      Note 9 to the Company’s Consolidated Condensed Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

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

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”) for infringement of a golf ball aerodynamics patent owned by the Company, U.S. Patent No. 6,213,898 (the “Aerodynamics Patent”). On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that former MaxFli employees hired by the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages; an additional award of punitive damages equal to two times the compensatory damages; attorneys’ fees; a declaratory judgment; and injunctive relief. Both parties have amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. The parties are engaged in expert discovery. MaxFli submitted a report from its damages expert asserting that MaxFli is entitled to at least $18.5 million in compensatory damages from the Company. MaxFli has informed the Company that it may seek leave to amend its damages expert report to substantially increase the compensatory damages that MaxFli will seek at trial. The Company has submitted its own expert report seeking damages for false advertising. The Company anticipates that each party will challenge the methodology and conclusions in the expert damages reports of the other. On November 12, 2003, pursuant to an agreement between the Company and MaxFli, the Court dismissed the Company’s claim for infringement of the Aerodynamics Patent and all portions of MaxFli’s counterclaim related to the Aerodynamics Patent, thereby resolving that part of the case. The trial on the Company’s false advertising claim and MaxFli’s remaining counterclaims is scheduled to commence in the summer of 2004. An unfavorable resolution of MaxFli’s counterclaim could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co. and certain principals of the Perfect Putter Co. Plaintiffs have sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs allege that the Company misappropriated certain alleged trade secrets of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorney’s fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, Callaway Golf removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. On April 29, 2003, the District Court denied plaintiffs’ motion to remand the case to state court, holding that the sales representative had been “fraudulently joined” solely for the purpose of defeating diversity jurisdiction. Thereafter, on August 14, 2003, the plaintiffs filed a second amended complaint adding a new claim for civil theft under Florida law based on the facts set forth in the original complaint. If successful on that claim, the plaintiffs will be entitled to treble damages. The Company has denied the allegations of the second amended complaint. The parties are currently engaged in discovery. The trial of the action has been set to commence in the fall of 2004.

      On July 3, 2003, Saso Golf, Inc. filed a lawsuit against the Company, Callaway Golf Sales Co., and an unrelated defendant in the United States District Court for the Northern District of Illinois, Case No. 03-CV-4646. Saso Golf alleges that sales of Callaway Golf’s metal woods, including but not limited to the original Callaway Golf Biggest Big Bertha, infringe U.S. Patent No. 5,645,495 and seeks compensatory damages, treble damages, attorney’s fees, prejudgment interest, costs and injunctive relief. The Company has denied the allegations in the Complaint. The Court has not set a trial date, and the parties are conducting discovery.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of September 30, 2003. Except as discussed above with regard to the MaxFli litigation, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations or cash flows, or financial position.

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      a.     Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).
3.2	Second Amended and Restated Bylaws, as amended and restated as of February 27, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).
4.2	Rights Agreement by and between the Company and Mellon Investor Services LLC (f/k/a Chemical Mellon Shareholder Services) as Rights Agent, dated as of June 21, 1995, incorporated herein by this reference to Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
4.3	First Amendment to Rights Agreement, effective June 22, 2001, by and between Callaway Golf Company and Mellon Investor Services, LLC, incorporated herein by this reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Commission on March 21, 2002 (file no. 1-10962).
4.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock, incorporated herein by this reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
10.59	Officer Employment Agreement between The Top-Flite Golf Company (f/k/a TFGC Acquisition Corp.) and Robert A. Penicka.(†)

10.60	Second Amendment to Second Amended Executive Officer Employment Agreement between Callaway Golf Company and Ronald A. Drapeau.(†)
10.61	Second Amendment to First Amended Executive Officer Employment Agreement between Callaway Golf Company and Steven C. McCracken.(†)
10.62	Second Amendment to First Amended Executive Officer Employment Agreement between Callaway Golf Company and Bradley J. Holiday.(†)
10.63	Second Amendment to Executive Officer Employment Agreement between Callaway Golf Company and Patrice Hutin.(†)
10.64	Amendment No. 1 to Asset Purchase Agreement between TFGC Estate Inc. (f/k/a The Top-Flite Golf Company) and Callaway Golf Company, dated as of August 11, 2003, incorporated herein by this reference to Exhibit 99.2 to the Company’s current report on Form 8-K, as filed with the Commission on September 30, 2003 (file no. 1-10962).
10.65	Amendment No. 2 to Asset Purchase Agreement between TFGC Estate Inc. (f/k/a The Top-Flite Golf Company) and Callaway Golf Company, dated as of September 4, 2003, incorporated herein by this reference to Exhibit 99.3 to the Company’s current report on Form 8-K, as filed with the Commission on September 30, 2003 (file no. 1-10962).
10.66	Amendment No. 3 to Asset Purchase Agreement between TFGC Estate Inc. (f/k/a The Top-Flite Golf Company) and Callaway Golf Company, dated as of September 15, 2003, incorporated herein by this reference to Exhibit 99.4 to the Company’s current report on Form 8-K, as filed with the Commission on September 30, 2003 (file no. 1-10962).
10.67	Amendment No. 4 to Asset Purchase Agreement between TFGC Estate Inc. (f/k/a The Top-Flite Golf Company) and Callaway Golf Company, dated as of September 30, 2003, incorporated herein by this reference to Exhibit 99.5 to the Company’s current report on Form 8-K, as filed with the Commission on September 30, 2003 (file no. 1-10962).
31.1	Certification of Ronald A. Drapeau pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)
31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(†)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

(†) Included with this Report.

      b.     Reports on Form 8-K

      Form 8-K, dated September 15, 2003, reporting the acquisition of substantially all of the assets of TFGC Estate Inc. (f/k/a The Top-Flite Company, f/k/a Spalding Sports Worldwide, Inc.).

      Form 8-K, dated September 4, 2003, reporting the issuance of a press release of even date therewith, which press release was captioned, “Callaway Golf Approved as Buyer of Top-Flite.”

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

Bradley J. Holiday
Senior Executive Vice President and
Chief Financial Officer

Date: November 12, 2003

EXHIBIT INDEX

Exhibit	Description

10.59	Officer Employment Agreement between The Top-Flite Golf Company (f/k/a TFGC Acquisition Corp.) and Robert A. Penicka.
10.60	Second Amendment to Second Amended Executive Officer Employment Agreement between Callaway Golf Company and Ronald A. Drapeau.
10.61	Second Amendment to First Amended Executive Officer Employment Agreement between Callaway Golf Company and Steven C. McCracken.
10.62	Second Amendment to First Amended Executive Officer Employment Agreement between Callaway Golf Company and Bradley J. Holiday.
10.63	Second Amendment to Executive Officer Employment Agreement between Callaway Golf Company and Patrice Hutin.
31.1	Certification of Ronald A. Drapeau pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.