Form 10-K
period 2003-12-31
CALLAWAY GOLF CO /CA
filed 2004-03-15
CIK 837465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      As of June 30, 2003, the aggregate market value of the Registrant’s Common Stock held by nonaffiliates of the Registrant was $863,623,826 based on the closing sales price of the Registrant’s Common Stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and the Company’s grantor stock trust without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.

      As of February 27, 2004, the number of shares of the Registrant’s Common Stock outstanding was 75,571,427, and there were no shares of the Registrant’s Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts I and III incorporate certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2004 Annual Meeting of Shareholders, which is scheduled to be held on May 25, 2004. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2003.

      Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows, liquidity, and the status of the Company’s credit facilities, as well as estimated sales and charges to earnings, and projected amortization expenses and contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Callaway Golf Company” contained in this report, as well as the Company’s other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

      Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex — Apex Edge — Apex Tour — Ben Hogan — Big Bertha — C design — CB1 — CTU 30 — Callaway — Callaway Golf — Callaway Hickory Stick — Carnoustie — Chevron Device — Dawn Patrol — Daytripper — Demonstrably Superior and Pleasingly Different — Deuce — DFX — Divine Nine — Dual Force — Edge CFT — Ely Would — ERC — Ever Grip — Fusion — Game Enjoyment System — GES — Ginty — Great Big Bertha — Hawk Eye — Heavenwood — HX — Legacy — Legend — Little Bertha — Odyssey — Pure Distance — RCH — Riviera — Rossie — Rule 35 — S2H2 — Steelhead — Strata — Stronomic — Top-Flite — Top-Flite Infinity — Top-Flite Tour — Top-Flite XL — Tour Ace — Tour Blue — Tour Professional — Tour Straight — Tour Ultimate — TriForce — TriHot — Tru Bore — VFT — Warbird — White Hot — World’s Friendliest — X-12 — X-14 — X-16 — XL 3000 — X-SPANN

CALLAWAY GOLF COMPANY

PART I

Item 1.     Business

      Callaway Golf Company (the “Company” or “Callaway Golf”) was incorporated in California in 1982 and reincorporated in Delaware on July 1, 1999. In 1997, the Company acquired substantially all of the assets of Odyssey Sports, Inc., which manufactured and marketed the Odyssey brand of putters and wedges. In 1998, the Company began a reorganization of its international operations by acquiring the distribution rights in certain key international markets. As a result, during 1998 through 2001, the Company acquired distribution rights and substantially all of the assets from its distributors in Japan, France, Belgium, Norway, Denmark, Germany, Japan, Ireland, Spain, Canada, Korea and Australia. In 2000, the Company entered the golf ball business with the release of its first golf ball product, the Rule 35 golf ball. In 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of the TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.), which included golf ball manufacturing facilities, the Top-Flite, Strata and Ben Hogan brands, and all golf-related patents and trademarks (the “Top-Flite Acquisition”). The Company has the following wholly-owned operating subsidiaries: Callaway Golf Sales Company, Callaway Golf Europe Ltd., Callaway Golf K.K., Callaway Golf Korea Ltd., Callaway Golf Canada Ltd., Callaway Golf South Pacific PTY Ltd. and The Top-Flite Golf Company.

      The Company, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, irons, wedges and putters) and golf balls. The Company also sells golf accessories such as golf bags, golf gloves, golf headwear, travel covers and bags, golf towels and golf umbrellas. The Company generally sells its products to golf retailers, sporting goods retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third party distributors. The Company’s products are sold in the United States and in over 100 countries around the world. The Company’s products are designed for the enjoyment of both amateur and professional golfers. Golfers generally purchase the Company’s products on the basis of performance, ease of use and appearance. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on products such as golf apparel, golf shoes, watches, luggage and other golf related products such as headwear, travel bags, golf towels and umbrellas. The Company’s business is seasonal and as a result approximately two-thirds of its sales occur during the first half of its fiscal year (see below “Certain Factors Affecting Callaway Golf Company — Seasonality and Adverse Weather Conditions” contained in Item 7).

Golf Ball Business

      In 1996, the Company formed Callaway Golf Ball Company for the purpose of designing, manufacturing and selling golf balls. In February 2000, Callaway Golf Ball Company released its first golf ball product, the Rule 35 golf ball. In December 2000, Callaway Golf Ball Company was merged into Callaway Golf Company. The Company aggressively competed in the very competitive golf ball business through 2003 and periodically released additional golf ball products during that period. The Company’s golf ball products were well received by both professional and amateur golfers alike. The Company’s golf ball products achieved a significant degree of usage on the major professional golf tours ultimately achieving the #2 position on tour. The Company’s golf ball products also achieved the #2 retail market share in the premium golf ball segment. Although the Company’s golf ball products were well received in the marketplace, the Company’s golf ball business was not profitable due to its high cost structure and it had a significant negative impact on the Company’s cash flows, financial position and results of operations through 2003. The Company evaluated various alternatives for eliminating the losses from its golf ball business, and ultimately determined that the Top-Flite Acquisition was the best alternative. The Company believes that upon integration of the acquired Top-Flite assets, the profitability of the Company’s golf ball business will improve significantly. For additional information concerning the Top-Flite Acquisition, see below “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Top-Flite Acquisition.”

Financial Information about Segments and Geographic Areas

      Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 14 to the Consolidated Financial Statements (“Consolidated Financial Statements”) for the years ended December 31, 2003, 2002 and 2001, which note is incorporated herein by this reference and is included as part of “Item 8. Financial Statements and Supplementary Data” to this Form 10-K.

Products

      The Company designs, manufactures and sells high quality golf clubs and golf balls and also sells related accessories. The Company designs its products to be technologically-advanced and in this regard invests a considerable amount in research and development each year. The Company’s products are designed for golfers of all skill levels, both amateur and professional.

      The following table sets forth the contribution to net sales attributable to the principal product groups for the periods indicated:

	Year Ended December 31,

	2003		2002		2001

	(In millions)
Drivers and fairway woods	$252.4	31%	$310.0	39%	$392.9	48%
Irons	271.7	33%	243.5	31%	248.9	30%
Putters	142.8	18%	111.5	14%	67.5	8%
Golf balls	78.4	10%	66.0	8%	54.9	7%
Accessories and other*	68.7	8%	62.2	8%	53.9	7%

Net sales	$814.0	100%	$793.2	100%	$818.1	100%

*	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales. Previously, royalty revenue was recorded as a component of other income and prior periods have been reclassified to conform with the current period presentation.

      The Company’s current principal products by product group are described below:

      Drivers and Fairway Woods. This product segment includes sales of the Company’s drivers and fairway woods, which are sold under the Callaway Golf and the Top-Flite brands. The Company’s drivers and fairway woods are generally made of metal (either titanium or steel) or a combination of metal and a composite material. The Company’s products compete at all price segments in the woods category. In general, composite/ metal “Fusion” drivers and fairway woods sell at a higher price point than forged titanium drivers and fairway woods and forged titanium products sell at higher price points than cast titanium and steel products. The Company’s drivers and fairway woods are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current drivers and fairway woods conform in the markets in which they are intended to be sold to the current rules of the United States Golf Association (the “USGA”) and the Royal and Ancient Golf Club of St. Andrews (the “R&A”), as applicable.

      The Company’s net sales of drivers and fairway woods have been decreasing since 1999 and as shown in the table set forth above have decreased significantly since 2001. This decrease has had a significant adverse effect upon the Company’s total net sales. The Company’s primary current objective is to increase its sales of drivers and fairway woods and regain market share.

      Irons. This product segment includes sales of the Company’s irons, which are sold under the Callaway Golf, Ben Hogan and Top-Flite brands. The Company’s irons are generally made of either titanium or steel. The Company’s products compete at all price segments in the irons category. In general, the Company’s titanium irons sell at higher price points than its steel irons. The Company’s irons are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current iron products conform to the current rules of the USGA and the R&A, as applicable.

      As shown in the table above, the Company’s net sales of irons increased significantly in 2003 as compared to 2002 and have surpassed the drivers and fairway woods category in net sales.

      Putters. This product segment includes sales of the Company’s putters, which are sold under the Odyssey, Callaway Golf, Ben Hogan and Top-Flite brands. The Company’s products compete at all price segments in the putters category. The Company’s putters are available in a variety of styles, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current putter products conform to the current rules of the USGA and the R&A, as applicable.

      As shown in the table above, sales of the Company’s putters have increased significantly since 2001 primarily as a result of the introduction of the line of Odyssey White Hot 2-Ball putters. According to Golf Datatech, sales of Odyssey putters in 2003 accounted for almost 50% of all revenue generated from putters sold in the United States.

      Golf Balls. This product segment includes sales of the Company’s golf balls, which are sold under the Callaway Golf, Ben Hogan and Top-Flite brands. The Company’s golf balls are generally either a 2-piece golf ball (consisting of a core and cover) or a multi-layer golf ball (consisting of two or more components in addition to the cover). The Company’s golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate the Company’s unique Tubular Lattice Network (i.e., a series of hexagons and pentagons separated by tubular ridges). The Company’s products compete at all price segments in the golf ball category. In general, the Company’s multi-layer golf balls sell at higher price points than its 2-piece golf balls. All of the Company’s current golf ball products conform to the current rules of the USGA and the R&A, as applicable.

      Net sales of the Company’s golf balls have increased each year since the Company entered the golf ball business in 2000. The increase in net sales in 2003, as compared to 2002, is attributable to the addition of Top-Flite sales beginning September 15, 2003. Excluding Top-Flite sales, the Company’s golf ball sales for 2003 would have been $44.3 million (as compared to $66.0 million in 2002). The Company expects its golf ball sales to significantly increase in 2004, which will be the first full year that will include Top-Flite sales.

      Accessories and Other. This product segment includes sales of the Company’s specialty wedges, and accessories, such as golf bags, golf gloves, golf headwear, travel covers and bags, golf towels and golf umbrellas. This segment also includes royalties from licensing of the Company’s trademarks and service marks on products such as golf apparel, golf shoes, watches, luggage and other golf related products including headwear, travel bags, golf towels and umbrellas.

Product Design and Development

      Product design at the Company is a result of the integrated efforts of its product management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created an environment in which new ideas are valued and explored. In 2003, 2002 and 2001, the Company expended $29.5 million, $32.2 million and $32.7 million, respectively, on research and development. The Company intends to continue to invest substantial amounts in its research and development activities in 2004 and beyond in connection with its development of new golf club and golf ball products.

      The Company has the ability to create and modify golf club designs by using computer aided design (“CAD”) software, computer aided manufacturing (“CAM”) software and computer numerical control milling equipment. CAD software enables designers to develop computer models of new clubhead and shaft designs. CAM software is then used by engineers to translate the digital output from CAD computer models so that physical prototypes can be produced. Through the use of this technology, Callaway Golf has been able to accelerate the design, development and testing of new golf clubs. In addition, the Company’s sophisticated CAD/ CAM design, tooling, ball prototyping and indoor testing equipment, together with the Company’s predictive computer modeling capability, allows it to develop and test prototype golf balls in a relatively short cycle time. Additionally, the Company utilizes a variety of testing equipment and computer software, including an “Iron Byron” robot, launch monitors, a proprietary virtual test center, a proprietary performance analysis system, an indoor test range and other destructive and non-destructive methods.

      For certain risks associated with product design and development, see below, “Certain Factors Affecting Callaway Golf Company — Market Acceptance of Products” and “— New Product Introduction and Product Cyclicality” contained in Item 7.

Manufacturing

Golf Clubs

      The Company’s drivers, fairway woods, irons, putters and wedges, including the Top-Flite golf clubs, are assembled primarily at the Company’s facilities in Carlsbad, California. A portion of these products are assembled outside of the United States. The Company’s products are assembled using components obtained from suppliers both within the United States and internationally. The golf club assembly process is very labor intensive.

Golf Balls

      Prior to the Top-Flite Acquisition, Callaway Golf manufactured its golf balls in its Carlsbad, California facility and Top-Flite manufactured its golf balls primarily in its Chicopee, Massachusetts and Gloversville, New York facilities. The Company is currently in the process of consolidating the Callaway Golf and Top-Flite golf ball manufacturing operations and expects that upon completion of the consolidation all golf ball manufacturing will be located at Top-Flite’s facilities. The golf ball manufacturing process is much more automated than the golf club assembly process, although a significant amount of labor is still used in the golf ball manufacturing process.

      For certain risks associated with manufacturing, see below, “Certain Factors Affecting Callaway Golf Company — Manufacturing Capacity” and “— Dependence on Certain Suppliers and Materials” contained in Item 7.

Sales and Marketing

Sales in the United States

      Approximately 55%, 55% and 54% of the Company’s net sales were derived from sales for distribution within the United States in 2003, 2002 and 2001, respectively. The Company primarily sells to both on- and off-course golf retailers and sporting goods retailers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. The Company also sells to mass merchants, primarily with regard to its Top-Flite branded products. On a consolidated basis, no one customer that distributes golf clubs or balls in the United States accounted for more than 4% of the Company’s revenues in 2003, 2002 or 2001. On a segment basis, the golf ball customer base is much more concentrated than the golf club customer base. In 2004, it is expected that the top five golf ball customers will account for over 25% of the total golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

      The Callaway Golf and Odyssey branded golf club, golf ball and accessory sales in the United States are sold and supported by full-time regional field representatives and in-house sales and customer service representatives. Each geographic region is covered by both a field representative and an in-house representative who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits. The Company believes that this tandem approach of utilizing field representatives and in-house representatives provides the Company a competitive advantage.

      In addition, other dedicated sales representatives service corporate customers who want their corporate logo imprinted on the Company’s golf balls, putters or golf bags. The Company imprints the logos on its golf balls, putters and golf bags in its own facilities, thereby retaining control over the quality of the process and final product. The Company also pays an agency fee to certain on- and off-course professionals and retailers with whom it has a relationship for corporate sales that originate through such professionals and retailers.

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

      The Company maintains various sales programs from time to time including a Preferred Retailer Program. The Preferred Retailer Program offers longer payment terms, as well as potential rebates and discounts, for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training. In addition, during 2003, the Company announced the creation of a stand alone website for its Trade In! Trade Up! program, which can be accessed at www.TradeInTradeUp.com. This program is the first such manufacturer-sponsored program in the golf industry. This program gives golfers the opportunity to trade in their used Callaway Golf clubs at authorized Callaway Golf retailers for credit toward the purchase of new Callaway Golf equipment.

      The Company maintains a dedicated sales force for the sale of Top-Flite and Ben Hogan branded products. Like Callaway Golf, the Top-Flite and Ben Hogan golf club, golf ball and accessory sales in the United States are sold and supported by full-time regional field representatives and in-house sales and customer service representatives. Sales are made to both on- and off-course golf retailers, sporting goods retailers and mass merchants. Top-Flite also provides custom logo products to corporate customers. In addition, Top-Flite maintains various sales programs for its customers from time to time in support of its sales objectives.

Sales Outside of the United States

      Approximately 45%, 45% and 46% of the Company’s net sales were derived from sales for distribution outside of the United States in 2003, 2002 and 2001, respectively. The Company does business (either directly or through its subsidiaries and distributors) in more than 100 countries around the world. The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will continue to be an element in the future growth and success of the Company.

      The majority of the Company’s international sales were made through its wholly-owned subsidiaries located in Europe, Japan, Canada, Korea and Australia. In addition to sales through its subsidiaries, the Company also sells through distributors in over 65 foreign countries, including Singapore, Hong Kong, Taiwan, China, the Philippines, India, South Africa and various countries in South America. Prices of golf clubs and balls for sales by distributors outside of the United States generally reflect an export pricing discount to compensate international distributors for selling and distribution costs. A change in the Company’s relationship with significant distributors could negatively impact the volume of the Company’s international sales.

      The Company’s sales programs in foreign countries are specifically tailored based upon local laws and competitive conditions. Some of the sales programs utilized include the custom club fitting experiences and the Preferred Retailer Program or variations of those programs employed in the United States as described above.

      Conducting business outside of the United States subjects the Company to increased risks inherent in international business. See below, “Certain Factors Affecting Callaway Golf Company — Foreign Currency Risk” and “ — International Risks” contained in Item 7.

Advertising and Promotion

      Within the United States, the Company has focused its advertising efforts mainly on a combination of television commercials primarily during golf telecasts and printed advertisements in national magazines, such as Golf Digest, Golf Magazine, Golf World and Golfweek. Advertising of the Company’s products outside of the United States is generally handled by the Company’s subsidiaries (in coordination with U.S. direction).

      In addition, the Company establishes relationships with professional golfers and celebrities from other industries in order to promote the Company’s products. The Company has entered into endorsement arrangements with members of the various professional tours to promote the Company’s golf club and ball products. For certain risks associated with such endorsements, see below, “Certain Factors Affecting Callaway Golf Company — Golf Professional Endorsements” contained in Item 7.

Competition

      The golf club markets in which the Company competes are highly competitive, and are served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. With respect to metal woods and irons, the Company’s major domestic competitors are Taylor Made, Titleist, Cobra, Cleveland and Ping. For putters, the Company’s major domestic competitors are Ping and Titleist. In addition, the Company also competes with Dunlop, Bridgestone, Mizuno, and PRGR among others in Japan and throughout Asia. The Company believes that it is the leader, or one of the leaders, in every golf club market in which it competes.

      The golf ball business is also highly competitive. There are a number of well-established and well-financed competitors, including Titleist, Sumitomo Rubber Industries (Srixon), Bridgestone (Precept), Nike, Taylor Made (MaxFli) and others. These competitors have established market share in the golf ball business, with Titleist having an estimated market share of at least 50% of the golf ball business in the United States.

      For both golf clubs and golf balls, the Company generally competes on the basis of technology, quality, performance, customer service and price. For risks relating to competition, see below, “Certain Factors Affecting Callaway Golf Company — Competition” contained in Item 7.

Environmental Matters

      The Company’s operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants (“Environmental Laws”). In the ordinary course of its manufacturing processes, the Company uses paints, chemical solvents and other materials, and generates waste by-products, that are subject to these Environmental Laws. In addition, in connection with the Top-Flite Acquisition, the Company assumed certain monitoring and remediation obligations in connection with the Top-Flite facilities.

      The Company adheres to all applicable Environmental Laws and takes action as necessary to comply with these laws. These actions include obtaining environmental permits as required, capturing and appropriately disposing of any waste by-products and auditing and reporting on its compliance. Historically, the costs of environmental compliance have not had a material adverse effect upon the Company’s business. Furthermore, the Company does not believe that the monitoring and remedial obligations it assumed in connection with the Top-Flite Acquisition will have a material adverse effect upon the Company’s business. The Company believes that its operations are in substantial compliance with all applicable Environmental Laws.

Intellectual Property

      The Company is the owner of over 2,700 U.S. and foreign trademark registrations and over 1,400 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress, and other statutory and common laws. The Company’s intellectual property rights are very important to the Company and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation.

      In the United States, the Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. See below, “Certain Factors Affecting Callaway Golf Company — Intellectual Property and Proprietary Rights” contained in Item 7.

Licensing

      The Company from time to time licenses its trademarks and service marks to third parties for use on products such as golf apparel, golf shoes, watches, luggage and other golf related products, such as headwear, travel bags, golf towels and umbrellas. The Company has a current licensing arrangement with Ashworth, Inc. for the creation of a complete line of Callaway Golf men’s and women’s apparel for distribution in the United States, Canada, Europe, Australia, New Zealand and South Africa. The first full year in which the Company received royalty revenue under these licensing arrangements was 2003. The Company also has a current licensing arrangement with Sanei International Co., Ltd. (“Sanei”) for the creation of a complete line of Callaway Golf men’s and women’s apparel for distribution in Asian Pacific countries including Japan, Korea, Hong Kong, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam, Philippines, Brunei, Myanmar and Shenzhen in China.

      In addition to apparel, the Company has also entered into licensing arrangements with (i) Tour Golf Group, Inc. for the creation of a Callaway Golf footwear collection, (ii) Fossil, Inc. for a line of Callaway Golf watches and clocks and (iii) TRG Accessories, LLC for the creation of a collection consisting of luggage, personal leather products and skin protection products. Also in 2003, as part of the Top-Flite acquisition, the Company assumed certain license agreements Top-Flite had previously entered into with third parties to license the use of its Top-Flite, Ben Hogan and Strata brands on apparel, souvenirs and gifts.

Employees

      As of December 31, 2003, the Company and its subsidiaries had approximately 3,300 full-time employees. In addition, the Company employs temporary personnel to manage the seasonal fluctuations of its business.

      Historically, Callaway Golf employees have not been represented by unions. The Top-Flite manufacturing employees in Chicopee, Massachusetts, however, are unionized. Shortly after the acquisition was consummated the Company negotiated a new five year collective bargaining agreement with the union in Chicopee. In addition, the Top-Flite production employees in Canada and Australia are also unionized. The Company considers its employee relations to be good.

Access to SEC Filings through Company Website

      Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investor Relations section of the Company’s website at www.callawaygolf.com. These reports can be accessed free of charge from the Company’s website as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities and Exchange Commission. In addition, the Company’s Corporate Governance Guidelines, Code of Ethics and the written charters of the committees of the Board of Directors are available at the Corporate Governance section of the Investor Relations portion of the Company’s website and are available in print to any shareholder who requests a copy. The information contained on the Company’s website shall not be deemed to be incorporated into this report.

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

Item 2.     Properties

      The Company and its subsidiaries conduct operations in both owned and leased properties. The Company’s principal executive offices and domestic operations are located in Carlsbad, California. The eight buildings utilized in the Company’s Carlsbad operations include corporate offices, manufacturing, research and development, warehousing and distribution facilities, and comprise approximately 735,000 square feet of space. The Company owns seven of these properties, representing approximately 585,000 square feet of space. An additional property, representing approximately 150,000 square feet of space, is leased. The Company’s recently acquired Top-Flite properties include the Chicopee manufacturing plant, warehouse and offices that encompass approximately 869,000 square feet. Additional acquired Top-Flite properties include a manufacturing plant in Gloversville, New York comprising approximately 70,000 square feet and offices and warehouses in Australia that comprise approximately 56,000 square feet. The Company also assumed leased properties as part of the acquisition including plants, warehouses and offices in Texas, Arkansas, Ontario, New Zealand, Sweden, Taiwan and the United Kingdom that total approximately 241,000 square feet. In addition, the Company and its other subsidiaries conduct certain international operations outside of the United States, including locations in the United Kingdom, Canada, Japan, Australia and Korea, in leased facilities comprising in the aggregate approximately 205,000 square feet. The Company’s operations at each of these foreign properties are used to some extent for both the golf club and golf ball businesses. The Company believes that its facilities currently are adequate to meet its requirements.

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

      On April 6, 2001, a complaint was filed against Callaway Golf Company and Callaway Golf Sales Company in the Circuit Court of Sevier County, Tennessee, Case No. 2001-241-IV. The complaint seeks to assert a class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products on or after March 20, 2000. Specifically, the complaint alleges that the Company adopted a New Product Introduction Policy governing the introduction of certain of the Company’s new products in violation of Tennessee and Kansas antitrust and consumer protection laws. The plaintiff is seeking damages, restitution and punitive damages. The parties are engaged in discovery.

      On November 4, 2002, Callaway Golf Sales Company was served with a complaint filed in the District Court of Sedgwick County, Kansas, Case No. 02C3607, seeking to assert an alleged class action on behalf of Kansas consumers who purchased select Callaway Golf products covered by the New Product Introduction Policy. Callaway Golf Company is also named in the Kansas case. The plaintiff in the Kansas case seeks damages and restitution for the alleged class under Kansas law.

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”) for infringement of a golf ball aerodynamics patent owned by the Company, U.S. Patent No. 6,213,898 (the “Aerodynamics Patent”). On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that former MaxFli employees hired by the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages; an additional award of punitive damages equal to two times the compensatory damages; prejudgment interest; attorneys’ fees; a declaratory judgment; and injunctive relief. Both parties have amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. The parties are engaged in expert discovery. MaxFli’s original report from its damages expert asserts that MaxFli is entitled to at least $18.5 million in compensatory damages from the Company. MaxFli recently submitted a supplemental damages report seeking an additional $11.3 million in compensatory damages, for a total compensatory damages claim of approximately $30.0 million. The Company has submitted its own expert report seeking damages for false advertising. The Company anticipates that each party will challenge the methodology and conclusions in the expert damages reports of the other. On November 12, 2003, pursuant to an agreement between the Company and MaxFli, the Court dismissed the Company’s claim for infringement of the Aerodynamics Patent and all portions of MaxFli’s counterclaim related to the Aerodynamics Patent, thereby resolving that part of the case. The trial on the Company’s false advertising claim and MaxFli’s remaining counterclaims is scheduled to commence in the summer of 2004. An unfavorable resolution of MaxFli’s counterclaim could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co. and certain principals of the Perfect Putter Co. Plaintiffs have sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs allege that the Company misappropriated certain alleged trade secrets of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorney’s fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, Callaway Golf removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. On April 29, 2003, the District Court denied plaintiffs’ motion to remand the case to state court. Thereafter, on August 14, 2003, the plaintiffs filed a second amended complaint adding a new claim for civil theft under Florida law based on the facts set forth in the original complaint. If successful on that claim, the plaintiffs will be entitled to treble damages. The Company has denied the allegations of the second amended complaint. The parties are currently engaged in discovery. The trial of the action has been set to commence in September 2004.

      On July 3, 2003, Saso Golf, Inc. filed a lawsuit against the Company, Callaway Golf Sales Co., and an unrelated defendant in the United States District Court for the Northern District of Illinois, Case No. 03-CV-

4646. Saso Golf alleges that sales of Callaway Golf’s metal woods, including but not limited to the original Callaway Golf Biggest Big Bertha, infringe U.S. Patent No. 5,645,495 and seeks compensatory damages, treble damages, attorney’s fees, prejudgment interest, costs and injunctive relief. The Company has denied the allegations in the Complaint. The Court has not set a trial date, and the parties are conducting discovery.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Registrant

      Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held

Ronald A. Drapeau	57	Chairman and Chief Executive Officer
Richard C. Helmstetter	62	Senior Executive Vice President, Strategic Initiatives
Steven C. McCracken	53	Senior Executive Vice President, Chief Legal Officer and Secretary
Bradley J. Holiday	50	Senior Executive Vice President and Chief Financial Officer
Patrice Hutin	50	President and Chief Operating Officer
Robert A. Penicka	41	President and Chief Operating Officer of The Top-Flite Golf Company

      Ronald A. Drapeau, is Chairman and Chief Executive Officer of the Company. He also served as President of the Company from May 2001 to September 2003. Prior to becoming Chief Executive Officer and President in May 2001, Mr. Drapeau served as Senior Executive Vice President, Manufacturing of the Company since February 1999. He was President and Chief Executive Officer of Odyssey Golf, Inc., a wholly-owned subsidiary of the Company, from August 1997 until its dissolution in December 1999. Mr. Drapeau served as Executive Vice President of the Company from August 1997 to February 1999, and served as a consultant to the Company from November 1996 to August 1997. From April 1993 to September 1996, Mr. Drapeau served as Chief Executive Officer of Lynx Golf, Inc., a subsidiary of Zurn Industries, Inc., and served as Senior Vice President and Chief Financial Officer of Zurn Industries, Inc. from 1992 to 1993. Mr. Drapeau also serves as on the Executive Committee of Golf 20/20: Vision of the Future and on the Board of Directors of the National Golf Foundation. He is a 1969 graduate of Bentley College.

      Richard C. Helmstetter, is Senior Executive Vice President, Strategic Initiatives of the Company and has served in such capacity since September 2003. He served as Senior Executive Vice President, Chief of New Products from August 2000 to September 2003 and as Senior Executive Vice President, Chief of New Golf Club Products from January 1998 through August 2000. Previously he served as Senior Executive Vice President, Chief of New Products from April 1993 to January 1998. Mr. Helmstetter served as President from 1990 to 1993 and as Executive Vice President from 1986 to 1990. From 1967 to 1986, Mr. Helmstetter served as President of Adam Ltd., a pool cue manufacturing and merchandising company which he founded and operated in Japan. During 1982 and 1983, Mr. Helmstetter also consulted extensively for several Japanese, European and American companies, including Bridgestone Corporation’s strategic planning group. Mr. Helmstetter is a 1966 graduate of the University of Wisconsin.

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

      Bradley J. Holiday, is Senior Executive Vice President and Chief Financial Officer of the Company and has served in such capacity since September 2003. Mr. Holiday previously served as Executive Vice President and Chief Financial Officer since August 2000. Prior to the Company, Mr. Holiday served as Vice President — Financial Planning & Analysis for Gateway, Inc. Prior to Gateway, Inc., Mr. Holiday was with Nike, Inc. in various capacities beginning in April 1993, including Chief Financial Officer — Golf Company, where he directed all global financial initiatives and strategic planning for Nike, Inc.’s golf business. Prior to Nike, Inc., Mr. Holiday served in various financial positions with Pizza Hut, Inc. and General Mills, Inc. Mr. Holiday has an MBA in Finance from the University of St. Thomas and a BS in Accounting from Iowa State University.

      Patrice Hutin, is President and Chief Operating Officer of the Company and has served in such capacity since September 2003. Prior to his appointment, he had served as the Company’s Executive Vice President, Global Sales and Advertising since the fourth quarter of 2002 and previously served as the Managing Director of Callaway Golf Europe, Ltd. He initially joined the Company in February 2000 and prior to that time he had served as a consultant to the Company for almost two years. Prior to working with the Company, Mr. Hutin served as President of Cleveland Golf for six years from 1990 until 1996. Mr. Hutin also served as President of Taylor Made for two years from 1985 until 1987. Mr. Hutin graduated from the University of Rennes with Maitrise de sciences de Gestion (MBA equivalent) after earning his bachelors degree in Mathematics and Science.

      Robert A. Penicka, is President and Chief Operating Officer of The Top-Flite Golf Company, a wholly-owned subsidiary of Callaway Golf, and has served in such capacity since September 2003. Previously, from June 2001 to September 2003, he served as the Company’s Executive Vice President of Manufacturing. Prior to becoming Executive Vice President, Manufacturing, Mr. Penicka served as the Company’s Senior Vice President of Golf Ball Manufacturing from May 2000 until June 2001. He also previously held the positions of Senior Vice President of Golf Club Manufacturing and Vice President of Manufacturing Technology. Mr. Penicka joined Callaway Golf in 1997 when the Company acquired Odyssey Golf. At Odyssey Golf, Mr. Penicka served as Vice President of Manufacturing, based in Chicago. Prior to entering the golf business, he spent eight years with General Electric Company and six years at Harman International Industries in Indianapolis as Vice President of Manufacturing for its automotive OEM business. Mr. Penicka graduated with a degree in Chemical Engineering from The Ohio State University in 1984.

      Information with respect to the Company’s employment agreements with its Chief Executive Officer and other four most highly compensated executive officers, is contained in the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers — Employment Agreements and Termination of Employment Arrangements,” to be filed with the Commission within 120 days after the end of fiscal 2003 (April 29, 2004) pursuant to Regulation 14A, which information is incorporated herein by this reference. In addition, the Company currently has employment agreements with its other executive officers which are included as exhibits to this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s Common Stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its Common Stock is “ELY.” As of February 27, 2004, the approximate number of holders of record of the Company’s Common Stock was 9,000. The following table sets forth the range of high and low per share sales prices of the Company’s Common Stock and per share dividends for the periods indicated.

	Year Ended December 31,

	2003			2002

Period:	High	Low	Dividend	High	Low	Dividend

First Quarter	$13.88	$10.50	$0.07	$20.40	$16.51	$0.07
Second Quarter	$14.66	$11.83	$0.07	$20.37	$15.55	$0.07
Third Quarter	$15.89	$13.55	$0.07	$16.10	$10.09	$0.07
Fourth Quarter	$17.07	$14.85	$0.07	$13.60	$9.55	$0.07

Securities Authorized for Issuance Under Equity Compensation Plans

      Information about the Company’s equity compensation plans at December 31, 2003 is as follows:

Equity Compensation Plan Information

	Number of Shares		Number of Shares
	to be Issued Upon	Weighted Average	Remaining
	Exercise of	Exercise Price of	Available for
Plan Category	Outstanding Options	Outstanding Options	Future Issuance

	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders(1)	5,759	$20.02	2,672 (2)
Equity Compensation Plans Not Approved by Shareholders(3)	7,479	$18.29	1,556

Total	13,238	$19.04	4,228

(1)	Consists of the following plans: 1991 Stock Incentive Plan, 1996 Stock Option Plan, 1998 Stock Incentive Plan, Non-Employee Directors Stock Option Plan, 2001 Non-Employee Directors Stock Option Plan and 1999 Employee Stock Purchase Plan. No shares are available for grant under the 1991 Stock Incentive Plan or Non- Employee Directors Stock Option Plan at December 31, 2003. The 1996 Stock Option Plan and the 2001 Non-Employee Directors Stock Option Plan provide for stock option awards only. The 1998 Stock Incentive Plan permits the award of stock options, restricted stock and various other stock-based awards.

(2)	Includes 450,000 shares reserved for issuance under the 1999 Employee Stock Purchase Plan.

(3)	Consists of the following plans: 1995 Employee Stock Incentive Plan, Key Officer Plans and Promotion, Marketing and Endorsement Stock Incentive Plan. No shares are available for grant under the Promotion, Marketing and Endorsement Stock Incentive Plan or Key Officers Plans at December 31, 2003.

      1995 Employee Stock Incentive Plan. The Company’s 1995 Employee Stock Incentive Plan has not been approved by the Company’s shareholders. The Company’s directors and officers who are subject to Section 16 of the Securities Exchange Act of 1934, are not eligible to receive awards under this plan. The purpose of this plan is to provide for grants of stock options and other stock-based incentive awards to a broad class of employees of the Company and its subsidiaries, thereby helping to recruit, retain and motivate such employees and to align their interests with those of the Company’s shareholders. The plan permits the award of stock options, restricted stock, stock bonuses, performance shares, performance units, stock appreciation rights, phantom stock and other stock-based awards. The terms of the awards, including vesting, pricing and termination, are set by the Board of Directors or a committee appointed by the Board from time to time. Although awards under this plan may be made at less than the fair market value of the Company’s Common Stock on the date of grant, the Company’s practice has been to grant stock options at exercise prices equal to the fair market value of the Company’s Common Stock on the date of grant. Any awards that are granted but which are subsequently cancelled, forfeited or that expire may be reissued under the plan. The plan is scheduled to expire in December 2005. For additional information, see “Notes to Consolidated Financial Statements, Note 10 — Stock, Stock Options and Rights.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

      The table below sets forth information regarding repurchases of Callaway Golf Common Stock by Callaway Golf during the fourth quarter ended December 31, 2003:

			Total Number of Shares	Approximate Dollar
	Total Number	Average	Purchased as Part of	Value of Shares that May
	of Shares	Price Paid	Publicly Announced	Yet Be Purchased Under
Period	Purchased(1)	per Share	Plans or Programs	the Plans or Programs

	(In thousands, except per share data)
Month #1 (October 1, 2003 through October 31, 2003)	23	$16.23	23	$15,437
Month #2 (November 1, 2003 through November 30, 2003)	73	$15.94	73	$14,269
Month #3 (December 1, 2003 through December 31, 2003)	—	—	—	$14,269

Total	96	$16.01	96	$14,269

(1)	All repurchases set forth in this table were made pursuant to the $50.0 million stock repurchase program authorized and announced by the Board of Directors in May 2002. See below “Share Repurchases” contained in Item 7.

Item 6.	Selected Financial Data

      The following statements of operations data and balance sheet data for the five years ended December 31, 2003 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2003 and 2002 and the related consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2003 and notes thereto appear elsewhere in this report. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this report.

	Year Ended December 31,

	2003(2)	2002(3)	2001(4)	2000(5)	1999

	(In thousands, except per share data)
Statement of Operations Data:
Net sales(1)	$814,032	$793,219	$818,072	$840,612	$720,498
Cost of sales	445,417	393,068	411,585	440,119	384,265

Gross profit(1)	368,615	400,151	406,487	400,493	336,233
Selling, general and administrative expenses(1)	273,231	256,909	259,473	241,187	221,420
Research and development expenses	29,529	32,182	32,697	34,579	34,002
Restructuring credits	—	—	—	—	(5,894)
Sumitomo transition expenses	—	—	—	—	5,713

Income from operations(1)	65,855	111,060	114,317	124,727	80,992
Interest and other income, net(1)	3,550	2,271	5,349	6,119	8,099
Interest expense	(1,522)	(1,660)	(1,552)	(1,524)	(3,594)
Unrealized energy derivative losses	—	—	(19,922)	—	—

Income before income taxes and cumulative effect of accounting change	67,883	111,671	98,192	129,322	85,497
Income tax provision	22,360	42,225	39,817	47,366	30,175

Income before cumulative effect of accounting change	45,523	69,446	58,375	81,956	55,322
Cumulative effect of accounting change	—	—	—	(957)	—

Net income	$45,523	$69,446	$58,375	$80,999	$55,322

Earnings per common share:
Basic
Income before cumulative effect of accounting change	$0.69	$1.04	$0.84	$1.17	$0.79
Cumulative effect of accounting change	—	—	—	(0.01)	—

Net income	$0.69	$1.04	$0.84	$1.16	$0.79

Diluted
Income before cumulative effect of accounting change	$0.68	$1.03	$0.82	$1.14	$0.78
Cumulative effect of accounting change	—	—	—	(0.01)	—

Net income	$0.68	$1.03	$0.82	$1.13	$0.78

Dividends paid per share	$0.28	$0.28	$0.28	$0.28	$0.28

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$47,340	$108,452	$84,263	$102,596	$112,602
Marketable securities	$—	$—	$6,422	$—	$—
Working capital	$253,302	$259,866	$252,817	$233,163	$205,198
Total assets	$748,566	$679,845	$647,602	$630,934	$616,783
Long-term liabilities	$29,023	$27,297	$31,379	$9,884	$11,575
Total shareholders’ equity	$589,383	$543,387	$514,349	$511,744	$499,934

(1)	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales and related expenses as selling expenses. Previously, royalty revenue and the related expenses were recorded as components of other income. Prior periods have been reclassified to conform with the current period presentation.

(2)	On September 15, 2003 the Company completed the domestic portion of the Top-Flite Acquisition. The settlement of the international assets was effective October 1, 2003. Thus, the Company’s financial data include The Top-Flite Golf Company results of operations in the United States from September 15, 2003 through December 31, 2003 and the international operations from October 1, 2003 through December 31, 2003. Additionally, the Company’s 2003 gross profit, net income and earnings per common share include the recognition of integration charges related to the consolidation of its Callaway Golf and Top-Flite golf ball and golf club manufacturing and research and development operations. These charges reduced the Company’s gross profit by approximately $24.1 million, pre-tax (see Notes 2 and 3 to the Consolidated Financial Statements).

(3)	For 2002, the Company’s gross profit, net income and earnings per common share include the effect of the change in accounting estimate for the Company’s warranty accrual. During the third quarter of 2002, the Company reduced its warranty reserve by approximately $17.0 million, pre-tax (see Note 4 to the Consolidated Financial Statements).

(4)	For 2001, the Company’s net income and earnings per common share include the recognition of unrealized energy contract losses due to changes in the estimated fair value of the energy contract based on market rates. During the second and third quarters of 2001, the Company recorded $6.4 million and $7.8 million, respectively, of after-tax unrealized losses. During the fourth quarter of 2001, the Company terminated the energy contract. As a result, the Company will continue to reflect the derivative valuation account on its balance sheet with no future valuation adjustments for changes in market rates, subject to periodic review (see Notes 8 and 13 to the Consolidated Financial Statements).

(5)	The Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) in the fourth quarter of 2000 with an effective date of January 1, 2000. As a result of the adoption of SAB No. 101, the Company recognized a cumulative effect adjustment of $1.0 million in the Consolidated Statement of Operations for the year ended December 31, 2000 to reflect the change in the Company’s revenue recognition policy to recognize revenue at the time both legal and practical risk of loss transfers to the customer (see Note 2 to the Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the “Important Notice to Investors” that appear elsewhere in this report.

Regulation G Disclosure

      The Company’s discussion and analysis of its results of operations, financial condition and liquidity set forth in this Item 7 have been derived from financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition to the GAAP results of operations, the Company has also provided additional information concerning the Company’s results that includes certain financial measures not prepared in accordance with GAAP. The non-GAAP financial measures included in this discussion are adjusted net income, gross profit and earnings per share amounts that exclude (i) the 2003 pre-tax charges of $24.1 million associated with the integration of the Top-Flite Golf business, (ii) the 2002 pre-tax adjustment of $17.0 million to reduce the Company’s warranty reserve and (iii) the 2001 pre-tax non-cash energy derivative charge of $19.9 million. This discussion also includes results of the Callaway Golf brand operations on a stand-alone basis, although such operations are not a reportable business segment. These non-GAAP financial measures should not be considered a substitute for any measure derived in accordance with GAAP. These non-GAAP financial measures may also be inconsistent with the manner in which similar measures are derived or used by other companies. Management believes that the presentation of such non-GAAP financial measures, when considered in conjunction with the most directly comparable GAAP financial measures, provides useful information to investors by permitting additional relevant period-to-period comparisons of the historical operations of the Callaway Golf business excluding the operations of the recently acquired Top-Flite Golf business, as well as information concerning operations excluding the effect of significant unusual non-cash charges such as the 2003 Top-Flite integration charges, the 2002 warranty reserve adjustment and the 2001 energy derivative charge. The Company has included in this discussion supplemental information which reconciles those non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with GAAP.

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

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management’s understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company’s cost of sales, gross profit and net income would be significantly adversely affected.

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

      Numerous factors, including changes in the Company’s business, industry segment, and global economy, could significantly impact management’s decision to retain, dispose of, or idle certain of its long-lived assets. For example, during the fourth quarter of 2003, following the Top-Flite acquisition, the Company began consolidating the Callaway Golf and Top-Flite golf ball and golf club manufacturing and research and development operations. In connection with this consolidation, the Company disposed of certain of its long-lived assets. As a result, the Company reduced the carrying value of its golf ball assets and therefore incurred pre-tax charges to earnings in the amount of $24.1 million, which were primarily non-cash. See below “Top-Flite Acquisition.”

      During the third quarter of 2003, the Company evaluated and determined that the undiscounted future cash flows estimated to be derived from its golf ball assets, including the acquired Top-Flite golf ball assets, exceeded the carrying value of such assets and therefore no impairment existed. As noted above, during the fourth quarter of 2003, the Company disposed of certain of its long-lived assets which reduced the carrying value of its golf ball assets. At that time the Company determined that no impairment existed. If the Company were to change the manner in which it conducts its golf ball business or otherwise lower its estimates of the undiscounted cash flows it expects to derive from its golf ball assets, the Company could be required to assess impairment again.

Warranty

      The Company has a stated two-year warranty policy for its Callaway Golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. If the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company’s cost of sales, gross profit and net income would be significantly adversely affected.

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

Change in Accounting Estimate

      As discussed above, the Company has a stated two-year warranty policy for its Callaway Golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period. Prior to the third quarter of 2002, the Company’s method of estimating both its implicit and explicit warranty obligation was to utilize data and information based on the cumulative failure rate by product after taking into consideration specific risks the Company believes existed at the time the financial statements were prepared. These additional risks included product-specific risks, such as the introduction of products with new technology or materials that would be more susceptible to failure or breakage, and other business risks, such as increased warranty liability as a result of acquisitions. In many cases, additions to the warranty reserve for new product introductions have been based on management’s judgment of possible future claims derived from the limited product failure data that was available at the time.

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

      The following summarizes what net income and earnings per share would have been had the warranty reserve adjustment, adjusted for taxes, been excluded from reported results:

Year Ended
December 31,
2002

(In millions,
except per
share amounts)
Reported net income	$69.4
Non-cash warranty reserve adjustment, net of tax	(10.5)

Pro forma net income	$58.9

Basic earnings per share:
Reported net income	$1.04
Non-cash warranty reserve adjustment, net of tax	(0.16)

Pro forma basic earnings per share	$0.88

Diluted earnings per share:
Reported net income	$1.03
Non-cash warranty reserve adjustment, net of tax	(0.16)

Pro forma diluted earnings per share	$0.87

Recent Accounting Pronouncements

      Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2003, which note is incorporated herein by this reference.

Top-Flite Acquisition

      During the latter part of 2003, the Company completed the acquisition through a court-approved sale of substantially all of the golf-related assets of TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.), which included golf ball manufacturing facilities, the Top-Flite, Strata and Ben Hogan brands, and all golf-related patents and trademarks. The Company acquired the Top-Flite assets because they provided a unique opportunity to increase significantly the size and profitability of the Company’s golf ball business and the Company was able to purchase the acquired assets at less than their estimated fair value. The Company intends to continue the U.S. and foreign operations of the acquired golf assets, including the use of acquired assets in the manufacture of golf balls and golf clubs and the commercialization of existing Top-Flite, Strata and Ben Hogan brands, patents and trademarks.

      The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets is $183.1 million, which includes cash paid ($154.1 million), transaction costs (approximately $6.2 million), and assumed liabilities (approximately $22.8 million). The estimated fair value of the assets exceeded the estimated aggregate acquisition costs. As a result, the Company was required to reduce the carrying value of the acquired long-term assets on a pro rata basis. In accordance with applicable accounting rules, a final determination of the allocation of the aggregate acquisition costs will be made upon a final assessment of the estimated fair value of the acquired net assets. It is anticipated that the final assessment will be completed during the second quarter of 2004 and that the final allocation will not differ materially from the preliminary allocation. The preliminary allocation is as follows (in millions):

Assets Acquired:
Accounts receivable	$44.0
Inventory	32.8
Other assets	1.1
Property and equipment	56.7
Intangible assets	48.5
Liabilities Assumed:
Current liabilities	(18.0)
Long term liabilities	(4.8)

Total net assets acquired	$160.3

      During the fourth quarter of 2003, the Company began consolidating the Callaway Golf and Top-Flite golf ball and golf club manufacturing and research and development operations. In connection with this consolidation, the Company disposed of certain of its golf ball manufacturing assets and therefore incurred non-cash charges to earnings in the amount of $24.1 million. On January 22, 2004, the Company announced that in 2004 it expects to incur additional charges of approximately $35.0 million as it continues to consolidate its operations. These additional charges are expected to include non-cash charges for the disposal of additional assets and cash charges for severance and facility consolidations.

      The Company’s 2003 results of operations include The Top-Flite Golf Company results beginning September 15, 2003.

Results of Operations

Years Ended December 31, 2003 and 2002

      Net sales increased 3% to $814.0 million for the year ended December 31, 2003 as compared to $793.2 million for the year ended December 31, 2002. The overall increase in net sales is primarily due to a $31.3 million (28%) increase in the sales of putters, a $28.2 million (12%) increase in the sales of irons, a $12.4 million (19%) increase in the sales of golf balls and a $6.5 million (10%) increase in the sales of accessories and other products as compared to 2002. The increase in golf ball sales is attributable to the addition of Top-Flite golf ball sales. The aggregate increases in net sales were partially offset by a $57.6 million (19%) decrease in sales of woods in 2003 as compared to 2002. In addition, as compared to 2002, the Company’s 2003 reported net sales were significantly affected by the translation of foreign currency sales into U.S. dollars based upon 2003 exchange rates. If 2002 exchange rates were applied to 2003 reported net sales and all other factors were held constant, net sales would have been $28.4 million less than reported.

      The Company believes that adverse economic conditions and continued economic uncertainty, particularly in the United States, Japan and other parts of Asia, as well as the military actions in Iraq and increased competition, had a significant negative effect upon the Company’s overall net sales in 2003. The Company also believes that its net sales for 2003, particularly during the first half, were negatively affected by adverse weather conditions and a continued decrease in the number of golf rounds played. Golf Datatech has reported that the number of golf rounds played in the United States declined 2.6% during 2003, as compared to 2002.

      Net sales information by product category is summarized as follows:

	For the Years
	Ended
	December 31,		Growth/(Decline)

	2003	2002	Dollars	Percent

	(In millions)
Net Sales:
Driver and fairway woods	$252.4	$310.0	$(57.6)	(19)%
Irons	271.7	243.5	28.2	12%
Putters	142.8	111.5	31.3	28%
Golf balls	78.4	66.0	12.4	19%
Accessories and other*	68.7	62.2	6.5	10%

	$814.0	$793.2	$20.8	3%

*	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales. Previously, royalty revenue was recorded as a component of other income and prior periods have been reclassified to conform with the current period presentation.

      The $57.6 million (19%) decrease in net sales of woods to $252.4 million represents a decrease in both unit and dollar sales. This decrease was primarily attributable to a decline in sales of Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods, Big Bertha Steelhead III Drivers and Fairway Woods, ERC II Forged Titanium Drivers and Fairway Woods and Big Bertha C4 Drivers. The declines in sales of these products were expected as the Company’s products generally sell better in their first year after introduction. Both Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and ERC II Forged Titanium Drivers were introduced in 2001 and Big Bertha C4 Drivers were introduced in 2002. All of these products were being closed out in 2003. In addition, 2003 is the second year in the life cycle for ERC II Forged Titanium Fairway Woods and Big Bertha Steelhead III Drivers and Fairway Woods. These decreases were partially offset by sales of Great Big Bertha II Drivers and Fairway Woods, which were launched during the fourth quarter of 2002. Sales of Great Big Bertha II Drivers and Fairway Woods in 2003 exceeded the combined prior year sales of all other lines of the Company’s titanium woods products which included Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and ERC II Forged Titanium Drivers and Fairway Woods.

      The $28.2 million (12%) increase in net sales of irons to $271.7 million represents an increase in both dollar and unit sales. The sales growth was due primarily to the January 2003 launch of the Steelhead X-16 Stainless Steel Irons, including the Steelhead X-16 Pro Series line. This sales growth was partially offset by a decline in sales of Big Bertha Irons which were launched in January 2002, Hawkeye VFT irons which were launched in August 2001, and Steelhead X-14 Irons which were launched in October 2000 and were being closed out in 2003.

      The $31.3 million (28%) increase in sales of putters is primarily attributable to increased sales of the Company’s Odyssey putters primarily resulting from the continued success of the Odyssey White Hot 2-Ball putter, which was introduced in January 2002.

      The $12.4 million (19%) increase in net sales of golf balls to $78.4 million represents an increase in both unit and dollar sales. The increase is primarily attributable to the addition of Top-Flite, Strata and Ben Hogan golf ball sales beginning late in the third quarter of 2003. This increase was partially offset by a decline in sales of Callaway Golf golf balls, which were adversely affected by the decline in rounds played this year, the absence of any new product introductions in 2003, and the uncertainty surrounding the Company’s golf ball business earlier in the year.

      The $6.5 million (10%) increase in sales of accessories and other products is primarily attributable to increased sales of golf bags, combined with an increase in royalty revenue from licensed merchandise in 2003 as compared to 2002.

      Net sales information by region is summarized as follows:

	For the Years
	Ended
	December 31,		Growth/(Decline)

	2003	2002	Dollars	Percent

	(In millions)
Net Sales:
United States*	$449.4	$439.8	$9.6	2%
Europe	145.1	136.9	8.2	6%
Japan	101.3	102.6	(1.3)	(1)%
Rest of Asia	58.3	58.0	0.3	1%
Other foreign countries	59.9	55.9	4.0	7%

	$814.0	$793.2	$20.8	3%

*	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales. Previously, royalty revenue was recorded as a component of other income and prior periods have been reclassified to conform with the current period presentation.

      Net sales in the United States increased $9.6 million (2%) to $449.4 million during 2003 versus 2002. Overall, the Company’s sales in regions outside of the United States increased $11.2 million (3%) to $364.6 million during 2003 versus 2002. This increase in international sales is primarily attributable to a $8.2 million (6%) increase in sales in Europe, a $0.3 million (1%) increase in sales in the Rest of Asia, which includes Korea, and a $4.0 million (7%) increase in sales in other regions outside of the United States. These increases were partially offset by a $1.3 million (1%) decrease in sales in Japan. In addition, as compared to 2002, the Company’s 2003 reported net sales in regions outside of the United States were significantly affected by the translation of foreign currency sales into U.S. dollars based upon 2003 exchange rates. If 2002 exchange rates were applied to 2003 reported net sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $28.4 million less than reported.

      For the year ended December 31, 2003, gross profit decreased to $368.6 million from $400.2 million in the comparable period of 2002. Gross profit as a percentage of net sales decreased 5 percentage points to 45% in 2003 as compared to 2002. The Company’s gross profit percentage in 2003 was unfavorably impacted by the $24.1 million non-cash charge associated with the integration of Top-Flite (see above “Top-Flite Acquisition”). The Company’s gross profit percentage for 2002 was favorably impacted by the $17.0 million reduction in the Company’s warranty accrual during the third quarter of 2002 (see above “Change in Accounting Estimate”). Excluding the effects of the integration charges and the warranty reserve adjustment, gross profit in 2003 increased 2% to $392.7 million from $383.2 million in 2002 and gross profit as a percentage of net sales remained flat at 48% in 2003 as compared to 2002.

	For the Years
	Ended
	December 31,		Growth/(Decline)

	2003	2002	Dollars	Percent

	(In millions, except per share data)
Reported gross profit	$368.6	$400.2	$(31.6)	(8)%
Non-cash integration charges	24.1	—
Non-cash warranty reserve adjustment	—	(17.0)

Pro forma gross profit	$392.7	$383.2	$9.5	2%

      The Company’s gross profit percentage (excluding the 2003 integration charges and the 2002 warranty accrual reduction) was positively impacted by a more favorable sales mix in 2003 combined with the additional inventory obsolescence reserves established in 2002 on ERC II Drivers and Big Bertha C4 Drivers. These favorable impacts were offset by a decline in golf ball margins and overall lower average selling prices on golf club and ball products.

      Selling expenses increased $7.5 million (4%) in 2003 to $207.8 million from $200.3 million in 2002, and were 26% and 25% of net sales, respectively. This increase was primarily due to the Top-Flite selling expenses incurred in 2003 of $13.9 million. Excluding these Top-Flite selling expenses, selling expenses in 2003 decreased $6.4 million as compared to 2002. This decrease was primarily due to a decrease in employee costs of $5.7 million, advertising expenses of $3.4 million, promotional club expenses of $2.2 million, mailing and freight expenses of $0.9 million and travel and entertainment expenses of $0.6 million. These decreases were partially offset by increases in depreciation expense of $3.4 million, other promotional expenses of $1.5 million and tour expenses of $1.4 million.

      General and administrative expenses increased $8.8 million (16%) in 2003 to $65.4 million from $56.6 million in 2002, and were 8% and 7% of net sales, respectively. This increase was primarily due to the Top-Flite expenses incurred in 2003 of $7.7 million. Excluding these Top-Flite expenses, general and administrative expenses in 2003 increased $1.2 million as compared to 2002. This increase was mainly attributable to an increase of $1.6 million in deferred compensation plan expenses.

      Research and development expenses decreased $2.7 million (8%) in 2003 to $29.5 million from $32.2 million in 2002. As a percentage of net sales, the expenses remained constant at 4%. Excluding Top-Flite expenses of $1.0 million, research and development expenses in 2003 decreased $3.7 million as compared to 2002. The decrease is primarily due to a decrease in consulting services of $1.3 million, depreciation expense of $1.2 million, and employee costs of $1.1 million.

      Interest and other income increased $1.3 million (56%) in 2003 to $3.6 million from $2.3 million in 2002. The increase is primarily attributable to a $1.9 million increase in gains on investments to fund the deferred compensation plan and $0.6 million generated from litigation settlements. These increases were partially offset by a $0.5 million decline in interest income and a $0.5 million decline in foreign currency transaction gains.

      Interest expense decreased in 2003 to $1.5 million compared to $1.7 million in 2002.

      During 2003, the Company recorded a provision for income taxes of $22.4 million. The provision for income tax as a percentage of income before taxes was 33% in 2003 as compared to 38% in 2002. The effective tax rate was lower in 2003 as compared to 2002 primarily as a result of the recognition of atypical tax benefits in the current year income tax provision related to the statutory U.S export sales incentive.

      Net income for the year ended December 31, 2003 decreased 34% to $45.5 million from $69.4 million in 2002. Earnings per diluted share decreased 34% to $0.68 in 2003 as compared to $1.03 in 2002. Net income in 2003 was negatively impacted by the $24.1 million non-cash integration charges (see above “Top-Flite Acquisition”). Net income in 2002 was positively impacted by the $17.0 million reduction in the warranty reserve (see above “Change in Accounting Estimate”). Excluding the $24.1 million non-cash integration charges recorded in 2003 and the $17.0 million non-cash warranty reserve adjustment recorded in 2002, the Company’s net income would have increased 5% to $61.7 million in 2003 from $58.9 million in 2002 and diluted earnings per share would have increased 7% to $0.93 in 2003 from $0.87 in 2002.

      The following summarizes what net income and earnings per share would have been had the integration charges and the warranty reserve adjustment, adjusted for taxes, been excluded from reported results:

	For the Years
	Ended
	December 31,		Growth/(Decline)

	2003	2002	Dollars	Percent

	(In millions, except per share data)
Reported net income	$45.5	$69.4	$(23.9)	(34)%
Non-cash integration charges	16.2
Non-cash warranty reserve adjustment	—	(10.5)

Pro forma net income	$61.7	$58.9	$2.8	5%

Reported basic earnings per share	$0.69	$1.04	$(0.35)	(34)%
Non-cash integration charges	0.24	—
Non-cash warranty reserve adjustment	—	(0.16)

Pro forma basic earnings per share	$0.93	$0.88	$0.05	6%

Reported diluted earnings per share	$0.68	$1.03	$(0.35)	(34)%
Non-cash integration charges	0.25	—
Non-cash warranty reserve adjustment	—	(0.16)

Pro forma diluted earnings per share	$0.93	$0.87	$0.06	7%

Years Ended December 31, 2002 and 2001

      Net sales decreased 3% to $793.2 million for the year ended December 31, 2002 as compared to $818.1 million for the year ended December 31, 2001. The overall decrease in net sales is primarily due to a decrease in sales of woods, which decreased $82.9 million (21%), combined with a slight decrease in iron sales, which decreased $5.4 million (2%), in 2002 as compared to 2001. The decrease in wood and iron sales was partially offset by a $44.0 million (65%) increase in sales of putters, a $11.1 million (20%) increase in sales of golf balls, and a $8.3 million (15%) increase in sales of accessories and other products as compared to 2001. The decrease in net sales of woods was expected due to the Company’s natural product life cycles with higher priced titanium metal woods being in their second year after introduction. The Company’s net sales in regions outside of the United States were not significantly affected by fluctuations in foreign currency exchange rates.

      The Company believes that its overall net sales during 2002 were negatively affected by adverse economic conditions and continued economic uncertainty, particularly in the United States, Japan and other parts of Asia. Many people in the United States lost a substantial amount of wealth in the stock market, including some who lost all or substantially all of their retirement savings in connection with companies that failed. There also have been announcements by companies of significant reductions in workforce and more are possible. This economic uncertainty resulted in a substantial decline in consumer confidence. These adverse economic conditions and decline in consumer confidence resulted in a significant reduction in consumer spending on discretionary goods, including the Company’s products. The Company also believes that the USGA’s reversal of its position regarding the allowance of high COR drivers resulted in confusion among consumers in the United States, causing them to postpone or even forgo the purchase of new equipment. The Company’s net sales, primarily in the first half of 2002, were also adversely affected by competitive pressures in many of the Company’s principal markets and particularly in the United States and Japan. These competitive pressures included the substantial discounting of competitors’ products and close-outs of products that were previously commercially successful, as well as significant retailer support programs. In addition, the Company believes that its net sales for 2002 were negatively affected by a decrease in rounds played. Golf Datatech reported that rounds played in the United States declined 2.9% in 2002, as compared to 2001.

Finally, the Company’s premium new wood product for 2002, the Big Bertha C4 Driver, was not well accepted by golfers, resulting in sales that were insufficient to compensate for sales declines in older products.

      Net sales information by product category is summarized as follows:

	For the Years
	Ended
	December 31,		Growth/(Decline)

	2002	2001	Dollars	Percent

	(In millions)
Net Sales:
Driver and fairway woods	$310.0	$392.9	$(82.9)	(21)%
Irons	243.5	248.9	(5.4)	(2)%
Putters	111.5	67.5	44.0	65%
Golf balls	66.0	54.9	11.1	20%
Accessories and other*	62.2	53.9	8.3	15%

	$793.2	$818.1	$(24.9)	(3)%

*	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales. Previously, royalty revenue was recorded as a component of other income and prior periods have been reclassified to conform with the current period presentation.

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

      The $44.0 million (65%) increase in sales of putters was primarily attributable to increased sales of the Company’s Odyssey putters resulting from the January 2002 introduction of the Odyssey White Hot 2-Ball Putter.

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

      The $8.3 million (15%) increase in sales of accessories and other products was primarily attributable to increased sales resulting from the February 2002 launch of Callaway Golf gloves and the August 2002 launch of the Callaway Golf Forged Wedges.

      Net sales information by region is summarized as follows:

	For the Years
	Ended
	December 31,		Growth/(Decline)

	2002	2001	Dollars	Percent

	(In millions)
Net Sales:
United States*	$439.8	$446.0	$(6.2)	(1)%
Europe	136.9	118.4	18.5	16%
Japan	102.6	130.7	(28.1)	(21)%
Rest of Asia	58.0	63.9	(5.9)	(9)%
Other foreign countries	55.9	59.1	(3.2)	(5)%

	$793.2	$818.1	$(24.9)	(3)%

*	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales. Previously, royalty revenue was recorded as a component of other income and prior periods have been reclassified to conform with the current period presentation.

      Net sales in the United States decreased $6.2 million (1%) to $439.8 million during 2002 versus 2001. Overall, the Company’s sales in regions outside of the United States decreased $18.7 million (5%) to $353.4 million during 2002 versus 2001. This decrease in international sales is primarily attributable to a $28.1 million (21%) decrease in sales in Japan, a $5.9 million (9%) decrease in sales in the Rest of Asia, which includes Korea, and a $3.2 million (5%) decrease in sales in other regions outside of the United States. These decreases were partially offset by an $18.5 million (16%) increase in sales in Europe. The Company’s net sales in regions outside of the United States were not significantly affected by fluctuations in foreign currency exchange rates.

      For the year ended December 31, 2002, gross profit decreased to $400.2 million from $406.5 million in the comparable period of 2001. Gross profit as a percentage of net sales remained constant at 50% in 2002 as compared to 2001. The Company’s gross profit percentage was favorably impacted by the $17.0 million reduction in the Company’s warranty accrual during the third quarter of 2002 (see above “Change in Accounting Estimate”). Excluding the effects of such reduction, gross profit as a percentage of net sales decreased 2 percentage points to 48% in 2002 as compared to 2001. The gross profit percentage was also favorably impacted by a reduction in the Company’s manufacturing labor and overhead expenses as a percent of net sales and a favorable shift in product mix. These increases were partially offset by a lower average selling price for golf club products combined with close-out pricing for discontinued Rule 35 golf ball products and a price reduction on all golf ball products implemented in August 2002, additional inventory reserves established on ERC II Drivers and Big Bertha C4 Drivers, a customs and duty assessment in Korea, and the $2.3 million charge related to the purchase of the Company’s golf ball manufacturing equipment.

      Selling expenses increased $11.9 million (6%) in 2002 to $200.3 million from $188.4 million in 2001, and were 25% and 23% of net sales, respectively. This increase was primarily due to increases in professional golf tour expenses of $6.4 million, depreciation expense of $3.9 million, commission expenses of $2.0 million and other promotional expenses of $1.9 million. These increases were partially offset by decreases in travel costs of $1.4 million.

      General and administrative expenses decreased $14.5 million (20%) in 2002 to $56.6 million from $71.1 million in 2001, and were 7% and 9% of net sales, respectively. This decrease is mainly attributable to a decrease of $8.7 million in employee costs, a $6.0 million decrease in depreciation and amortization expenses (primarily due to the implementation of SFAS No. 142 — see Note 6 to the Consolidated Financial Statements) and reduced facility costs of $2.6 million. The decrease in employee costs is due to a reduction in personnel combined with higher severance expense of $2.9 million recorded in 2001.

      Research and development expenses decreased $0.5 million (2%) in 2002 to $32.2 million from $32.7 million in 2001. As a percentage of net sales, the expenses remained constant at 4%. The decrease is primarily due to a decrease in depreciation expense of $0.6 million.

      Interest and other income, net decreased $3.0 million (58%) in 2002 to $2.3 million from $5.3 million in 2001. The decrease is primarily attributable a $1.5 million decrease in gains on sales of securities, a $1.4 million decline in licensing income, a $0.8 million decline in interest income, a $0.5 million decline in gains on investments to fund the deferred compensation plan, a $0.5 million decline in foreign currency transaction gains and a $0.4 million decline in other income. These decreases were partially offset by $2.1 million of losses recorded in 2001 generated from the sale of the Company’s excess energy supply related to an energy contract that was terminated in November of 2001.

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

      The following summarizes what net income and earnings per share would have been had the warranty reserve adjustment and the energy derivative charge, adjusted for taxes, been excluded from reported results:

	For the Years
	Ended
	December 31,		Growth/(Decline)

	2002	2001	Dollars	Percent

	(In millions, except per share data)
Reported net income	$69.4	$58.4	$11.0	19%
Non-cash warranty reserve adjustment	(10.5)	—
Non-cash energy derivative charge	—	14.2

Pro forma net income	$58.9	$72.6	$(13.7)	(19)%

Reported basic earnings per share	$1.04	$0.84	$0.20	24%
Non-cash warranty reserve adjustment	(0.16)	—
Non-cash energy derivative charge	—	0.20

Pro forma basic earnings per share	$0.88	$1.04	$(0.16)	(15)%

Reported diluted earnings per share	$1.03	$0.82	$0.21	26%
Non-cash warranty reserve adjustment	(0.16)	—
Non-cash energy derivative charge	—	0.20

Pro forma diluted earnings per share	$0.87	$1.02	$(0.15)	(15)%

Financial Condition

      Cash and cash equivalents decreased $61.2 million (56%) to $47.3 million at December 31, 2003, from $108.5 million at December 31, 2002. This decrease resulted primarily from cash used in investing activities of $167.9 million and cash used in financing activities of $13.4 million, substantially offset by cash provided by operating activities of $118.7 million. Cash flows used in investing activities are primarily attributable to cash used to purchase the Top-Flite assets ($160.3 million) and capital expenditures ($7.8 million). Cash flows used in financing activities are primarily attributable to the payment of dividends ($18.5 million), the acquisition of treasury stock ($4.8 million) and payments related to financing arrangements ($8.1 million), partially offset by proceeds from the exercise of employee stock options ($13.8 million) and purchases under the employee stock purchase plan ($4.2 million). Cash flows provided by operating activities reflect net income adjusted for depreciation and amortization ($44.5 million) and losses on the disposal of long-lived assets ($24.2 million — see above “Top-Flite Acquisition”) combined with decreases in accounts receivables ($12.7 million) and inventories ($4.9 million), partially offset by increases in other assets ($4.7 million), accrued employee compensation and benefits ($3.9 million) and accounts payable and accrued expenses ($2.6 million).

      At December 31, 2003, the Company’s net accounts receivable increased $36.8 million to $100.7 million from $63.9 million at December 31, 2002. The increase is partially due to the addition of Top-Flite’s accounts receivable which were $28.6 million at December 31, 2003. Excluding the Top-Flite balances, accounts receivable would have increased $8.2 million.

      At December 31, 2003, the Company’s net inventory increased $33.6 million to $185.4 million from $151.8 million at December 31, 2002. This increase was due to the addition of Top-Flite’s inventory which was $39.9 million at December 31, 2003. Excluding the Top-Flite balances, inventory would have decreased $6.3 million in 2003 as compared to 2002.

      At December 31, 2003, the Company’s net property, plant and equipment decreased $2.5 million to $164.8 million from $167.3 million at December 31, 2002. This decrease is primarily due to current year depreciation and amortization expense of $42.5 million and the disposal of $24.1 million of assets during the fourth quarter of 2003 resulting from efforts to consolidate the Callaway Golf and Top-Flite golf ball and golf club manufacturing and research and development operations (see above “Top-Flite Acquisition”). These decreases were partially offset by the addition of Top-Flite property, plant and equipment of $56.7 million and current year capital expenditures of $7.8 million.

      At December 31, 2003, the Company’s net intangible assets increased $46.5 million to $149.6 million from $103.1 million at December 31, 2002. This increase is due to the addition of Top-Flite intangibles assets of $47.6 million in 2003.

Liquidity

Sources of Liquidity

      The Company’s principal sources of liquidity, both on a short-term and long-term basis, for the periods presented generally have been cash flows provided by operations. The Company currently expects this to continue over the long-term. In the short term, however, given the significant amount of cash used in the Top-Flite acquisition, the Company intends to supplement its cash provided by operations with its credit facilities. At December 31, 2003, the Company had a revolving line of credit with Bank of America and certain other lenders to borrow up to $100.0 million (the “Credit Facility”). At December 31, 2003, there were no borrowings outstanding under the Credit Facility and the Company was in compliance with the covenants prescribed by that facility. As expected, during the first quarter of 2004 the Company began using its line of credit. Also during the first quarter of 2004, as a result of the recent Top Flite acquisition and normal seasonality of the Company’s business, the Company obtained a commitment (subject to customary loan documentation and closing conditions) for an additional $25.0 million unsecured line of credit with Bank of America. The purpose of this commitment is to ensure an additional source of liquidity during the first part of the new golf season during which the Company typically uses more cash than it generates. During the second quarter, the Company typically begins generating cash in excess of its cash needs. The Company expects that all amounts borrowed under its credit facilities will be paid off by the end of the second quarter and that the Company will thereafter continue to generate cash for the balance of the year.

      The Credit Facility is scheduled to be available until November 2004, subject to earlier termination in accordance with its terms and subject to extension upon agreement of all parties. Upon the expiration of the Credit Facility, provided the Company is not in default of the terms of the Credit Facility and subject to certain conditions, the Company has the option to convert the amounts outstanding under the Credit Facility into a one-year term loan.

      Subject to the terms of the Credit Facility, the Company can borrow up to a maximum of $100.0 million. The Company is required to pay certain fees, including an unused commitment fee equal to 12.5 to 20.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s Consolidated Leverage Ratio. For purposes of the Credit Facility, “Consolidated Leverage Ratio” means, as of any date of determination, the ratio of “Consolidated Funded Indebtedness” as of such date to “Consolidated EBITDA” for the four most recent fiscal quarters (as such terms are defined in the Credit Facility agreement). Outstanding borrowings under the Credit Facility accrue interest at the Company’s election at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case less a margin of 50.0 to 100.0 basis points depending upon the Company’s Consolidated Leverage Ratio or (ii) the Eurodollar Rate (as such term is defined in the Credit Facility agreement), plus a margin of 75.0 to 125.0 basis points depending upon the Company’s Consolidated Leverage Ratio. The Company has agreed that repayment of amounts under the Credit Facility will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by the Company’s pledge of 65% of the stock it holds in certain of its foreign subsidiaries and by certain intercompany debt securities and proceeds thereof.

      The Credit Facility agreement requires the Company to maintain certain minimum financial covenants. Specifically, (i) the Company’s Consolidated Leverage Ratio may not exceed 1.25 to 1.00 and (ii) Consolidated EBITDA (which would exclude certain non-cash charges related to the restructuring of the Company’s golf ball operations) for any four consecutive quarters may not be less than $50.0 million. The Credit Facility agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other matters customarily restricted in loan documents. The Credit Facility also contains other customary provisions, including affirmative covenants, representations and warranties and events of default.

Golf Ball Operations

      Through December 31, 2003, the Company’s golf ball operations related to the Callaway Golf brand have not generated cash flows sufficient to fund these operations. In September 2003, the Company completed the Top-Flite Acquisition. The Company believes that the future combined Callaway Golf and Top-Flite golf ball operations will generate sufficient cash flows to fund these operations.

Share Repurchases

      In May 2000, August 2001 and May 2002, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100.0 million, $100.0 million and $50.0 million, respectively. The following schedule summarizes the status of the Company’s repurchase programs:

	Year Ended December 31,

	2003		2002		2001

		Average		Average		Average
	Shares	Cost Per	Shares	Cost Per	Shares	Cost Per
	Repurchased	Share	Repurchased	Share	Repurchased	Share

	(In thousands, except per share data)
Authority Announced in May 2000	—	—	—	—	1,022	$19.09
Authority Announced in August 2001	—	—	866	$17.86	4,979	$16.98
Authority Announced in May 2002	373	$12.77	1,967	$15.75	n/a	n/a

Total	373	$12.77	2,833	$16.40	6,001	$17.34

      The Company has completed its May 2000 and August 2001 repurchase programs. As of December 31, 2003, the Company is authorized to repurchase up to $14.3 million of its Common Stock under the repurchase program announced in May 2002. The Company’s repurchases of shares of Common Stock are recorded at average cost in Common Stock held in treasury and result in a reduction of shareholders’ equity.

Other Significant Cash Obligations

      The following table provides as of December 31, 2003 certain significant cash obligations that will affect the Company’s future liquidity (in millions):

	Payments Due By Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	—	—	—	—	—
Operating leases(1)	$15.4	$4.6	$6.3	$2.9	$1.6
Capital leases(2)	0.4	0.2	0.2	—	—
Unconditional purchase obligations	(3)	(3)	—	—	—
Deferred compensation(4)	8.9	1.1	1.5	0.4	5.9

Total(5)	$24.7	$5.9	$8.0	$3.3	$7.5

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles as well as office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases and include operating leases assumed as part of the Top-Flite Acquisition.

(2)	The Company acquired certain capital lease obligations as a result of the Top-Flite Acquisition primarily related to computer and telecommunications systems. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable capital leases.

(3)	Occasionally the Company enters into long-term purchase commitments for production materials and other items; however, at December 31, 2003, the Company had no such outstanding commitments. The Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or are undocumented except for an invoice. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.

(4)	The amounts presented in this line item represent the liability for the Company’s unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9.9 million at December 31, 2003.

(5)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated and, therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. See below “Supply of Electricity and Energy Contracts.”

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

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has several consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2003 was not material to the Company’s financial position, results of operations or cash flows.

      In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 13 to the Company’s Consolidated Financial Statements.

Sufficiency of Liquidity

      Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its credit facilities, will be sufficient to finance current operating requirements, planned capital expenditures, contractual obligations and commercial commitments, for the next twelve months. There can be no assurance, however, that future industry specific or other developments, general economic trends or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see below “Certain Factors Affecting Callaway Golf Company”).

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

      The Company believes the Enron Contract has been terminated, and as of March 1, 2004, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

Certain Factors Affecting Callaway Golf Company

      The financial statements contained in this report and the related discussion describe and analyze the Company’s financial performance and condition for the periods indicated. For the most part, this information is historical. The Company’s prior results, however, are not necessarily indicative of the Company’s future performance or financial condition. The Company has also included certain forward-looking statements concerning the Company’s future performance or financial condition. These forward-looking statements are based upon current information and expectations and actual results could differ materially. The Company therefore has included the following discussion of certain factors that could cause the Company’s future performance or financial condition to differ materially from its prior performance or financial condition or from management’s expectations or estimates of the Company’s future performance or financial condition. These factors, among others, should be considered in assessing the Company’s future prospects and prior to making an investment decision with respect to the Company’s stock.

Top-Flite Golf Company Asset Acquisition

      In September 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of the TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.), which included golf ball manufacturing facilities, the Top-Flite, Strata and Ben Hogan brands, and all golf-related patents and trademarks. The Company faces certain challenges associated with this acquisition, including (i) reinvigorating the Top-Flite brand in the marketplace, (ii) the assimilation of the Top-Flite and Callaway Golf brands in the marketplace without negatively affecting the sales of either brand, (iii) the integration and consolidation of the Callaway Golf and Top-Flite golf ball manufacturing operations and the integration of the international Top-Flite sales and distribution operations with the Company’s existing foreign subsidiaries, (iv) operating all or almost all of the golf ball manufacturing operations in a mature facility that is located in a harsh climate across the country from the Company’s principal executive offices and that has a unionized workforce, and (v) the employee and other issues inherent in any consolidation. Furthermore, the integration and consolidation of the acquired assets will require a considerable amount of time and attention of senior management and others, which could have an adverse effect upon the Company’s club business.

      In addition, in connection with the integration and consolidation of the golf ball manufacturing operations, the Company has incurred and expects to incur additional, significant charges to earnings. During the fourth quarter of 2003, the Company recorded a charge for $24.1 million related to the disposal of certain golf ball manufacturing equipment. On January 22, 2004, the Company announced that in 2004 it expects to incur additional charges of approximately $35.0 million as it continues to consolidate its operations.

      Finally, the Company has spent a considerable amount of cash to acquire The Top-Flite Golf Company assets and there is no assurance that the Company will realize a satisfactory return on its investment.

Terrorist Activity and Armed Conflict

      Terrorist activities and armed conflicts in recent years (such as the attacks on the World Trade Center and the Pentagon, the incidents of Anthrax poisoning and the military actions in the Middle East, including the War in Iraq), as well as the threat of future conflict, have had a significant adverse effect upon the Company’s business. Any such additional events would likely have an adverse effect upon the world economy and would likely adversely affect the level of demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on these events and the economic, political, and public safety issues and concerns associated with such events. Also, such events could adversely affect the Company’s ability to manage its supply and delivery logistics. If such events caused a significant disruption in domestic or international air, ground or sea shipments, the Company’s ability to obtain the materials necessary to produce and sell its products and to deliver customer orders also would be materially adversely affected. Furthermore, such events have negatively impacted tourism. If this negative impact upon tourism continues, the Company’s sales to retailers at resorts and other vacation destinations would be materially adversely affected.

Pandemic Diseases

      The outbreak of a pandemic disease, such as Severe Acute Respiratory Syndrome (“SARS”) or the Avian Flu, could significantly adversely affect the Company’s business. A pandemic disease could significantly adversely affect both the demand for the Company’s products as well as the supply of the components used to make the Company’s products. Demand for golf products could be negatively affected as consumers in the affected regions restrict their recreational activities and as tourism to those areas declines. Moreover, the Company relies on many companies in Asia for its components. If the Company’s suppliers experienced a significant disruption in their business as a result of a pandemic disease, the Company’s ability to obtain the necessary components to make its products could be significantly adversely affected. In addition, the outbreak of any such disease generally restricts the travel to and from such countries making it more difficult in general to manage the Company’s international operations.

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

Growth Opportunities

      Golf Clubs. In order for the Company to significantly grow its sales of golf clubs, the Company must either increase its share of the market for golf clubs or the market for golf clubs must grow. The Company already has a significant share of the worldwide premium golf club market and therefore opportunities for additional market share may be limited. The Company does not believe there has been any material increase in the number of golfers in the United States in over four years. Golf Datatech has reported that during 2003 the number of golf rounds played in the United States declined 2.6%, as compared to the same period in 2002, and that rounds played have decreased each year since at least 1999. Furthermore, the Company believes that since 1997 the overall worldwide premium golf club market has generally not experienced substantial growth in dollar volume from year to year. There is no assurance that the overall dollar volume of the worldwide premium golf club market will grow, or that it will not decline, in the future.

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

Golf Ball Costs

      The cost of entering the golf ball business has been significant. The cost of competing in the golf ball business has also been significant and has required significant investment in advertising, tour and promotion. The development of the Callaway Golf Company golf ball business has had a significant negative impact on the Company’s cash flows, financial position and results of operations. In addition, the Company spent approximately $154 million in cash to acquire substantially all of the golf-related assets of TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.). As presently structured, the Company will need to produce and sell golf balls in large volumes to cover its costs and be profitable. There is no assurance that the Company will be able to achieve the sales volume necessary to make its golf ball business profitable. Until the golf ball business becomes profitable, the Company’s results of operations, cash flows and financial position will continue to be negatively affected.

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

Dependence on Energy Resources

      The Company’s golf club and golf ball manufacturing facilities use, among other resources, significant quantities of electricity to operate. In 2001, some companies in California, including the Company, experienced periods of blackouts during which electricity was not available. The Company has taken certain steps to provide access to alternative power supplies for certain of its operations, and believes that these measures could mitigate any impact resulting from possible future blackouts. The Company is currently purchasing wholesale energy through the Company’s energy service provider under short-term contracts. From time to time, legislation has been introduced that would restrict the Company’s ability to purchase wholesale energy through its energy service provider. If any such legislation were passed, the Company may be required to purchase energy from the local public utility, which could cause the Company’s cost of energy to increase. If the Company’s costs of energy were to increase as a result of such legislation or otherwise, the Company’s results of operations would be adversely affected.

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

      Golf Balls. The premium golf ball business is also highly competitive and may be becoming even more competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated market share in excess of 50%. Furthermore, worldwide sales of golf balls have been declining due to declines in the number of golf rounds played and other factors, resulting in a surplus of worldwide golf ball manufacturing capacity. As competition in this business increases, many of these competitors are substantially discounting the prices of their products and/or increasing advertising, tour or other promotional support. This increased competition has resulted in significant expenses in both tour and advertising support and product development. In order for its golf ball business to be successful, the Company will need to integrate the acquired Top-Flite assets with its golf ball manufacturing operations and must produce golf balls at prices and costs that are reasonable and must sell a sufficient amount of golf balls of both brands in excess of such costs to be profitable.

      On a consolidated basis, no one customer that distributes golf clubs or balls in the United States accounted for more than 4% of the Company’s revenues in 2003, 2002 or 2001. On a segment basis, the golf ball customer base is much more concentrated than the golf club customer base. In 2004, it is expected that the top five golf ball customers will account for over 25% of the total golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

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

      The Company’s newly introduced golf club products generally have a product life cycle of approximately two years. These products generally sell significantly better in the first year after introduction as compared to the second year. In certain markets, such as Japan, the decline in sales during the second year is even more significant. The Company’s titanium metal wood products generally sell at higher price points than its comparable steel metal wood products. Historically, the Company’s wood products generally have achieved better gross margins than its comparable iron products. The Company’s sales and gross margins for a particular period may be negatively or positively affected by the mix of new products sold in such period.

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

      All of the Company’s current products (including the new ERC Fusion and Great Big Bertha II Drivers), with the exception of the ERC Fusion+ and Great Big Bertha II+ Drivers, are believed to be “conforming” under the Rules of Golf as published by the USGA. All of the Company’s current products are believed to be conforming to the existing Rules of Golf as published by the R&A. However, effective January 1, 2003 the Company’s ERC Fusion+ and Great Big Bertha II+ Titanium Drivers are not conforming in certain competitions involving highly skilled golfers and effective January 1, 2008 such drivers will not be conforming under the generally applicable Rules of Golf as published by the R&A. These new R&A restrictions could affect current and future sales of such drivers in R&A jurisdictions, including jurisdictions in which the Company previously sold such products and in which there previously were no R&A restrictions. The Company also believes that the general confusion created by the USGA as to what is a conforming or non-conforming driver has hurt sales of its drivers generally.

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

Golf Professional Endorsements

      The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf, Odyssey, Top-Flite and Ben Hogan branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Nationwide Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of the Company’s professional endorsers were to stop using the Company’s products contrary to their endorsement agreements, the Company’s business could be adversely affected in a material way by the negative publicity.

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

      The Company’s Code of Conduct prohibits misappropriation of trade secrets and confidential information of third parties. The Code of Conduct is contained in the Company’s Employee Handbook and available to all employees on the Company’s website. Employees also sign an Employee Invention and Confidentiality Agreement prohibiting disclosure of trade secrets and confidential information from third parties. Periodic training is provided to employees on this topic as well. Despite taking these steps, as well as others, the Company cannot guarantee that these measures will be adequate in all instances to prevent misappropriation of trade secrets from third parties or the accusation by a third party that such misappropriation has taken place.

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

Product Returns

      Golf Clubs. The Company supports all of its golf clubs with a limited two year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors that use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. While any breakage or warranty problems are deemed significant by the Company, the incidence of defective clubs returned to date has not been material in relation to the volume of clubs that have been sold.

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

Information Systems

      All of the Company’s major operations, including manufacturing, distribution, sales and accounting, are dependent upon the Company’s information computer systems. The Callaway Golf business information systems and the acquired Top-Flite information systems are different and the Company is therefore currently operating multiple platforms. The Company is in the process of evaluating whether to integrate the two systems and the best manner of doing so. Any significant disruption in the operation of such systems, as a result of an internal system malfunction, infection from an external computer virus, or complications in connection with any attempted integration of the two systems, or otherwise, would have a significant adverse effect upon the Company’s ability to operate its business. Although the Company has taken steps to mitigate the effect of any such disruptions, there is no assurance that such steps would be adequate in a particular situation. Consequently, a significant or extended disruption in the operation of the Company’s information systems could have a material adverse effect upon the Company’s operations and therefore financial performance and condition.

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

      At December 31, 2003, 2002 and 2001, the notional amounts of the Company’s foreign exchange contracts were approximately $91.2 million, $134.8 million and $157.0 million, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At December 31, 2003, the fair values of foreign currency-related derivatives were recorded as current assets of $0.1 million and current liabilities of $0.8 million. At December 31, 2002, the fair values of foreign currency-related derivatives were recorded as current assets of $0.1 million and current liabilities of $2.6 million.

      At December 31, 2003, 2002 and 2001, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $44.4 million, $84.8 million and $122.6 million, respectively. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehen-

sive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the years ended December 31, 2003, 2002 and 2001, the Company recorded the following hedging activity in OCI:

	Year Ended December 31,

	2003	2002	2001

	(In millions)
Beginning OCI balance related to cash flow hedges	$(1.4)	$6.4	$(1.6)
Add: Net gain (loss) initially recorded in OCI	(3.8)	(3.9)	10.9
Deduct: Net gain (loss) reclassified from OCI into earnings	(2.7)	3.9	2.9

Ending OCI balance related to cash flow hedges	$(2.5)	$(1.4)	$6.4

      During the years ended December 31, 2003 and 2001, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges. During the year ended December 30, 2002, gains of $0.1 million were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of December 31, 2003, $2.5 million of deferred net losses related to derivative instruments designated as cash flow hedges were included in OCI. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from OCI into earnings. The Company does not expect that such reclassifications will have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of interest and other income. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of interest and other income. During the years ended December 31, 2003, 2002 and 2001, the Company recorded net gains of $0.1 million, $0.4 million and $2.0 million, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At December 31, 2003, 2002 and 2001, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $46.8 million, $49.9 million and $34.4 million, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of interest and other income in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the years ended December 31, 2003, 2002 and 2001, the Company recorded net losses of $6.8 million and $8.1 million and net gains of $4.5 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2003 through its derivative financial instruments.

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

      The estimated maximum one-day loss from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $9.9 million at December 31, 2003. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $5.0 million at December 31, 2003 and would impact earnings. The remaining $4.9 million of the estimated loss at December 31, 2003 is derived from outstanding foreign exchange contracts designated as cash flow hedges and would initially impact OCI. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

      Additionally, the Company is exposed to interest rate risk from its $100.0 million credit facility (see Note 7 to the Company’s Consolidated Condensed Financial Statements). The Credit Facility is indexed to, at the Company’s election, (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case less a margin of 50.0 to 100.0 basis points depending upon the Company’s Consolidated Leverage Ratio or (ii) the Eurodollar Rate (as such term is defined in the Credit Facility agreement), plus a margin of 75.0 to 125.0 basis points depending upon the Company’s Consolidated Leverage Ratio.

      In connection with the Top-Flite acquisition, the Company assumed long-term debt, which was indexed to the U.S. Treasury Note, plus 300 basis points. The rate on the outstanding balance was 4.31% in 2003. In November 2003, the Company paid the loan balance in full.

      Note 7 to the Company’s Consolidated Condensed Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

Item 8.	Financial Statements and Supplementary Data

      The Company’s consolidated financial statements at December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, together with the reports of independent auditors, are included in this Annual Report on Form 10-K on pages F-1 through F-42.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Dismissal of Arthur Andersen LLP

      Arthur Andersen served as the Company’s independent auditors with regard to the audit of the Company’s financial statements for the year ended December 31, 2001. Subsequent to the completion of the 2001 audit, the Board of Directors, upon recommendation of the Audit Committee, approved the dismissal of

Arthur Andersen as the Company’s independent auditors effective March 22, 2002. The dismissal was not based upon any dissatisfaction with the services provided by Arthur Andersen, but upon concern over the future of Arthur Andersen in light of the many publicized problems encountered by the firm at that time. Arthur Andersen served as the Company’s independent auditor for fiscal year 2001 and not for any prior period. Arthur Andersen’s report on the Company’s financial statements for the year ended December 31, 2001 does not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the term of Arthur Andersen’s engagement, there were no disagreements with Arthur Andersen within the meaning of Instruction 4 of Item 304 of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

      The Company’s Board of Directors, upon recommendation of the Audit Committee, approved the appointment of Deloitte & Touche LLP (“Deloitte & Touche”) effective December 12, 2002, subject to Deloitte & Touche’s customary new client acceptance procedures which were completed December 17, 2002, as the Company’s independent auditors for 2002 and until otherwise replaced. During the two fiscal years ended December 31, 2001, and the subsequent interim period prior to the appointment of Deloitte & Touche, the Company did not consult with Deloitte & Touche regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K. For a discussion of the final accounting treatment of the warranty reserve reduction and the effect on the Company’s financial statements if the reduction had not been recorded in 2002, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Change in Accounting Estimate.”

Item 9A.	Controls and Procedures

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

      Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 4 of this Form 10-K. The other information required by Item 10 has been included in the Company’s definitive Proxy Statement under the captions “Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Commission within 120 days after the end of fiscal 2003 (April 29, 2004) pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.	Executive Compensation

      The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 is included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers,” “Report of the Compensation and Management Succession Committee and the Stock Option Committee (Employee Plans) of the Board of Directors,” “Performance Graph” and “Board of Directors,” to be filed with the Commission within 120 days after the end of fiscal 2003 (April 29, 2004) pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 is included in Item 5 of this report and the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal 2003 (April 29, 2004) pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers — Compensation Committee Interlocks and Insider Participation,” to be filed with the Commission within 120 days after the end of fiscal 2003 (April 29, 2004) pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

      The information included in Item 14 is included in the Company’s definitive Proxy Statement under the caption “Independent Public Accountants” to be filed with the Commission within 120 days after the end of fiscal 2003 (April 29, 2004) pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this report:

      1.        Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-42:

Consolidated Balance Sheets at December 31, 2003 and 2002;

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001;

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001;

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001;

Notes to Consolidated Financial Statements; and

Reports of Independent Auditors and Independent Public Accountants.

      2.         Financial Statement Schedule. The following consolidated financial statement schedule of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part IV, Item 15 of this Form 10-K, is included in this Annual Report on Form 10-K on pages S-1 through S-3:

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

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).
3.2	Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003.†
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).
4.2	Rights Agreement by and between the Company and Mellon Investor Services LLC (f/k/a Chemical Mellon Shareholder Services) as Rights Agent, dated as of June 21, 1995, incorporated herein by this reference to Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
4.3	First Amendment to Rights Agreement, effective June 22, 2001, by and between the Company and Mellon Investor Services LLC, as Rights Agent, incorporated herein by this reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

4.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock, incorporated herein by this reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
Executive Compensation Contracts/ Plans
10.1	Second Amendment to Second Amended Executive Officer Employment Agreement, effective as of September 15, 2003, between Callaway Golf Company and Ronald A. Drapeau, incorporated herein by this reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003 (file no. 1-10962).
10.2	First Amendment to Second Amended Executive Officer Employment Agreement, dated March 1, 2003, by and between the Company and Ronald A. Drapeau, incorporated herein by this reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 7, 2003 (file no. 1-10962).
10.3	Second Amended Executive Officer Employment Agreement, effective as of June 1, 2002, by and between the Company and Ronald A. Drapeau, incorporated herein by this reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002 (file no. 1-10962).
10.4	First Amendment to Executive Officer Employment Agreement, dated April 1, 2003, by and between the Company and Richard C. Helmstetter, incorporated herein by this reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 7, 2003 (file no. 1-10962).
10.5	Executive Officer Employment Agreement by and between the Company and Richard Helmstetter entered into as of January 1, 1998, incorporated herein by this reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998 (file no. 1-10962).
10.6	Second Amendment to First Amended Executive Officer Employment Agreement, effective September 15, 2003, between Callaway Golf Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003 (file no. 1-10962).
10.7	First Amendment to First Amended Executive Officer Employment Agreement, dated March 1, 2003, by and between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 7, 2003 (file no. 1-10962).
10.8	First Amended Executive Officer Employment Agreement, effective as of June 1, 2002, by and between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002 (file no. 1-10962).
10.9	Second Amendment to First Amended Executive Officer Employment Agreement, effective September 15, 2003, between Callaway Golf Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003 (file no. 1-10962).
10.10	First Amendment to First Amended Executive Officer Employment Agreement, dated March 1, 2003, by and between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 7, 2003 (file no. 1-10962).
10.11	First Amended Executive Officer Employment Agreement, effective as of June 1, 2002, by and between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002 (file no. 1-10962).

10.12	Second Amendment to Executive Officer Employment Agreement, effective September 15, 2003, between Callaway Golf Company and Patrice Hutin, incorporated herein by this reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003 (file no. 1-10962).
10.13	First Amendment to Executive Officer Employment Agreement, dated March 1, 2003, by and between the Company and Patrice Hutin, incorporated herein by this reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 7, 2003 (file no. 1-10962).
10.14	Executive Officer Employment Agreement, effective November 6, 2002, by and between the Company and Patrice Hutin, incorporated herein by this reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).
10.15	Officer Employment Agreement between The Top-Flite Golf Company (f/k/a TFGC Acquisition Corp.) and Robert A. Penicka, incorporated herein by this reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003 (file no. 1-10962).
10.16	Executive Officer Employment Agreement, entered into as of September 1, 2000, between the Company and Michael W. McCormick, incorporated herein by this reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000 (file no. 1-10962).
10.17	Separation Agreement and General Release, made as of August 31, 2002, by and between Michael W. McCormick and the Company, incorporated herein by this reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).
10.18	Callaway Golf Company Executive Deferred Compensation Plan (as amended and restated, effective August 22, 2000), incorporated herein by this reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000 (file no. 1-10962).
10.19	Second Amendment to Callaway Golf Company Executive Deferred Compensation Plan, incorporated herein by this reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the Commission on May 10, 2002 (file no. 1-10962).
10.20	Callaway Golf Company 1991 Stock Incentive Plan (as amended and restated August 2000), incorporated herein by this reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).
10.21	Callaway Golf Company 1995 Stock Incentive Plan (as amended and restated November 7, 2001), incorporated herein by this reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).
10.22	Amended and Restated 1996 Stock Option Plan (as amended and restated May 3, 2000), incorporated herein by this reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).
10.23	Callaway Golf Company 1998 Stock Incentive Plan (as amended and restated August 15, 2000), incorporated herein by this reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).
10.24	Callaway Golf Company Non-Employee Directors Stock Option Plan (as amended and restated August 15, 2000), incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.25	Callaway Golf Company 2001 Non-Employee Directors Stock Option, incorporated herein by this reference to Appendix A to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on March 27, 2000 (file no. 1-10962).
10.26	Indemnification Agreement between the Company and Samuel H. Armacost, dated as of April 21, 2003, incorporated herein by this reference to Exhibit 10.57 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).
10.27	Indemnification Agreement between the Company and John C. Cushman, III, dated as of April 21, 2003, incorporated herein by this reference to Exhibit 10.58 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).
10.28	Indemnification Agreement, effective June 7, 2001, by and between the Company and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).
10.29	Indemnification Agreement, dated as of July 1, 1999, by and between the Company and William C. Baker, incorporated herein by this reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
10.30	Indemnification Agreement, dated July 1, 1999, by and between the Company and Yotaro Kobayashi, incorporated herein by this reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
10.31	Indemnification Agreement, dated July 1, 1999, by and between Callaway Golf Company and Richard L. Rosenfield, incorporated herein by this reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
Other Contracts
10.32	Amendment No. 4 to Asset Purchase Agreement between TFGC Estate Inc. (f/k/a The Top-Flite Golf Company) and Callaway Golf Company, dated as of September 30, 2003, incorporated herein by this reference to Exhibit 99.5 to the Company’s current report on Form 8-K, as filed with the Commission on September 30, 2003 (file no. 1-10962).
10.33	Amendment No. 3 to Asset Purchase Agreement between TFGC Estate Inc. (f/k/a The Top-Flite Golf Company) and Callaway Golf Company, dated as of September 15, 2003, incorporated herein by this reference to Exhibit 99.4 to the Company’s current report on Form 8-K, as filed with the Commission on September 30, 2003 (file no. 1-10962).
10.34	Amendment No. 2 to Asset Purchase Agreement between TFGC Estate Inc. (f/k/a The Top-Flite Golf Company) and Callaway Golf Company, dated as of September 4, 2003, incorporated herein by this reference to Exhibit 99.3 to the Company’s current report on Form 8-K, as filed with the Commission on September 30, 2003 (file no. 1-10962).
10.35	Amendment No. 1 to Asset Purchase Agreement between TFGC Estate Inc. (f/k/a The Top-Flite Golf Company) and Callaway Golf Company, dated as of August 11, 2003, incorporated herein by this reference to Exhibit 99.2 to the Company’s current report on Form 8-K, as filed with the Commission on September 30, 2003 (file no. 1-10962).
10.36	Asset Purchase Agreement between The Top-Flite Golf Company(f/k/a Spalding Sports Worldwide, Inc.) and the Company, dated as of June 30, 2003, incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).
10.37	Credit Agreement, dated as of November 10, 2003, between the Company and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Banc of America Securities LLC, as Sole Lead Manager and Sole Book Manager, and the other lenders party to the Credit Agreement.†

10.38	Pledge Agreement, dated November 10, 2003, by and between the Company and Bank of America, N.A., as Administrative Agent.†
10.39	Termination letter agreement, dated November 12, 2003, between the Company and Bank of America, N.A. (terminating the June 16, 2003 Credit Agreement).†
10.40	Credit Agreement, dated as of June 16, 2003, between the Company and Bank of America, N.A., incorporated herein by this reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 16, 2003, as filed with the Commission on June 17, 2003 (file no. 1-10962).
10.41	Pledge Agreement, dated as of June 16, 2003, between the Company and Bank of America, N.A., incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).
10.42	Master Energy Purchase and Sale Agreement and related Confirmation letter, each entered into as of April 12, 2001, by and between Enron Energy Services, Inc. and the Company, incorporated herein by this reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 14, 2001 (file no. 1-10962).
10.43	Amendment No. 1 to Trust Agreement, effective as of June 29, 2001, by Callaway Golf Company with the consent of Arrowhead Trust Incorporated, incorporated herein by this reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).
10.44	Trust Agreement by and between Callaway Golf Company and Sanwa Bank California, as Trustee, for the benefit of participating employees, dated July 14, 1995, incorporated herein by this reference to Exhibit 10.45 to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Commission on November 14, 1995 (file no. 1-10962).
10.45	Assignment and Assumption Agreement, effective as of April 24, 2000, by and among Callaway Golf Company, Sanwa Bank California and Arrowhead Trust Incorporated, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).
16.1	Letter dated March 22, 2002 from Arthur Andersen LLP to the Commission, incorporated herein by this reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, dated March 22, 2002, as filed with the Commission on March 28, 2002 (file no. 1-10962).
16.2	Letter dated December 19, 2002 from KPMG LLP to the Commission, incorporated herein by this reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, dated December 12, 2002, as filed with the Commission on December 19, 2002 (file no. 1-10962).
21.1	List of Subsidiaries.†
23.1	Consent of Deloitte & Touche LLP.†
23.2	Note regarding Arthur Andersen LLP.†
24.1	Form of Power of Attorney.†
31.1	Certification of Ronald A. Drapeau pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Included in this Report

      (b) Reports on Form 8-K:

      Form 8-K, filed as of January 22, 2004, reporting the issuance of a press release of even date therewith, which press release was captioned, “Callaway Golf Announces 2003 Results and Reiterates 2004 Guidance.”

      Form 8-K, filed as of December 18, 2003, reporting the issuance of a press release of even date therewith, which press release was captioned, “Callaway Golf Provides Guidance for Full Year 2003 and 2004.”

      Form 8-K/A, filed as of November 26, 2003, reporting the acquisition of substantially all of the assets of TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide Inc.). Included with this filing were the following financial statements: (i) audited consolidated financial statements of SHC, Inc. (f/k/a Spalding Holdings Corporation) as of December 31, 2002, and the year then ended, (ii) unaudited condensed consolidated financial statements of SHC, Inc. as of and for the eight months ended August 24, 2003 and August 23, 2002, (iii) pro forma unaudited consolidated condensed balance sheet as of September 30, 2003 and (iv) pro forma unaudited consolidated condensed statements of operations for the nine months ended September 30, 2003 and the year ended December 31, 2002.

      Form 8-K, filed as of October 23, 2003, reporting the issuance of a press release of even date therewith, which press release was captioned, “Callaway Golf Announces Nine Months’ Results and Upgrades Full Year Earnings Estimates for its Core Business; Nine-Month Net Income and Earnings Per Share Are The Highest Since 1997.”

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ RONALD A. DRAPEAU

Ronald A. Drapeau
Chairman and Chief Executive Officer

Date: March 10, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities, and as of the dates, indicated.

Signature		Title	Dated as of

Principal Executive Officer:

/s/ RONALD A. DRAPEAU Ronald A. Drapeau		Chairman of the Board and Chief Executive Officer	March 10, 2004

Principal Financial Officer and Principal Accounting Officer:

/s/ BRADLEY J. HOLIDAY Bradley J. Holiday		Senior Executive Vice President and Chief Financial Officer	March 10, 2004

Directors:

* Samuel H. Armacost		Director	March 10, 2004

* William C. Baker		Director	March 10, 2004

* Ronald S. Beard		Director	March 10, 2004

* John C. Cushman, III		Director	March 10, 2004

* Yotaro Kobayashi		Director	March 10, 2004

* Richard L. Rosenfield		Director	March 10, 2004

*By:	/s/ BRADLEY J. HOLIDAY Bradley J. Holiday, Attorney-in-fact

CALLAWAY GOLF COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$47,340	$108,452
Accounts receivable, net	100,664	63,867
Inventories, net	185,389	151,760
Deferred taxes	36,707	34,519
Other current assets	13,362	10,429

Total current assets	383,462	369,027
Property, plant and equipment, net	164,763	167,340
Intangible assets, net	149,635	103,115
Goodwill	20,216	18,202
Deferred taxes	12,289	5,216
Other assets	18,201	16,945

	$748,566	$679,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$79,787	$61,720
Accrued employee compensation and benefits	25,544	23,168
Accrued warranty expense	12,627	13,464
Note payable, current portion	—	3,160
Capital leases, current portion	240	—
Income taxes payable	11,962	7,649

Total current liabilities	130,160	109,161
Long-term liabilities:
Deferred compensation	8,947	7,375
Energy derivative valuation account	19,922	19,922
Capital leases, net of current portion	154	—
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at December 31, 2003 and 2002	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 83,710,094 shares and 83,577,427 shares issued at December 31, 2003 and 2002, respectively	837	836
Additional paid-in capital	400,939	371,496
Unearned compensation	—	(15)
Retained earnings	466,441	439,454
Accumulated other comprehensive loss	2,890	(3,847)
Less: Grantor Stock Trust held at market value, 8,702,577 shares and 10,128,723 shares at December 31, 2003 and 2002, respectively	(146,638)	(134,206)

	724,469	673,718
Less: Common Stock held in treasury, at cost, 8,144,667 shares and 7,772,378 shares at December 31, 2003 and 2002, respectively	(135,086)	(130,331)

Total shareholders’ equity	589,383	543,387

	$748,566	$679,845

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2003		2002		2001

Net sales	$814,032	100%	$793,219	100%	$818,072	100%
Cost of sales	445,417	55%	393,068	50%	411,585	50%

Gross profit	368,615	45%	400,151	50%	406,487	50%

Selling expenses	207,783	26%	200,329	25%	188,415	23%
General and administrative expenses	65,448	8%	56,580	7%	71,058	9%
Research and development expenses	29,529	4%	32,182	4%	32,697	4%

Total operating expenses	302,760	37%	289,091	36%	292,170	36%

Income from operations	65,855	8%	111,060	14%	114,317	14%

Interest and other income, net	3,550		2,271		5,349
Interest expense	(1,522)		(1,660)		(1,552)
Unrealized energy derivative losses	—		—		(19,922)

Income before income taxes	67,883	8%	111,671	14%	98,192	12%

Provision for income taxes	22,360		42,225		39,817

Net income	$45,523	6%	$69,446	9%	$58,375	7%

Earnings per common share:
Basic	$0.69		$1.04		$0.84
Diluted	$0.68		$1.03		$0.82
Common equivalent shares:
Basic	66,027		66,517		69,809
Diluted	66,471		67,274		71,314

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$45,523	$69,446	$58,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,496	37,640	37,467
Loss on disposal of long-lived assets	24,163	1,168	1,824
Loss on purchase of leased equipment	—	2,318	—
Tax benefit (reversal of benefit) from exercise of stock options	(982)	5,479	14,520
Non-cash compensation	15	314	342
Non-cash energy derivative losses	—	—	19,922
Net non-cash foreign currency hedging (gains) loss	2,619	(4,238)	(4,748)
Net (gain) loss from sale of marketable securities	98	(37)	—
Deferred taxes	(8,320)	11,357	1,732
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	12,698	(9,279)	3,182
Inventories, net	4,897	21,785	(37,147)
Other assets	(4,743)	10,202	5,630
Accounts payable and accrued expenses	(2,561)	11,579	3,936
Accrued employee compensation and benefits	(3,898)	(2,383)	2,848
Accrued warranty expense	(838)	(21,400)	(4,499)
Income taxes payable	4,004	6,185	(1,644)
Deferred compensation	1,572	(922)	(1,587)

Net cash provided by operating activities	118,743	139,214	100,153

Cash flows from investing activities:
Capital expenditures	(7,810)	(73,502)	(35,274)
Acquisitions, net of cash acquired	(160,321)	—	(5,758)
Investment in marketable securities	—	—	(6,422)
Proceeds from sale of marketable securities	24	6,998	—
Cash paid for investment	—	(2,000)	—
Proceeds from sale of capital assets	178	871	4,629

Net cash used in investing activities	(167,929)	(67,633)	(42,825)

Cash flows from financing activities:
Payments on financing arrangements	(8,117)	(2,374)	(1,168)
Issuance of Common Stock	17,994	18,305	50,651
Acquisition of Treasury Stock	(4,755)	(46,457)	(104,049)
Dividends paid, net	(18,536)	(18,601)	(19,447)

Net cash used in financing activities	(13,414)	(49,127)	(74,013)

Effect of exchange rate changes on cash and cash equivalents	1,488	1,735	(1,648)

Net increase (decrease) in cash and cash equivalents	(61,112)	24,189	(18,333)
Cash and cash equivalents at beginning of year	108,452	84,263	102,596

Cash and cash equivalents at end of year	$47,340	$108,452	$84,263

Supplemental disclosures (See Note 3 for acquisition related disclosures):
Marketable securities received upon demutualization of insurance provider	$—	$540	$—
Unrealized loss on marketable securities	$—	$(92)	$—
Issuance of note payable for acquisition of intangible assets	$—	$—	$6,702
Cancellation of restricted Common Stock	$—	$—	$992
Common Stock issued for acquisition of intangible assets	$—	$—	$516
Cash paid for interest and fees	$(835)	$(953)	$(977)
Cash paid for income taxes	$(30,925)	$(16,628)	$(25,738)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)

						Accumulated
	Common Stock		Additional			Other	Grantor	Treasury Stock
			Paid-in	Unearned	Retained	Comprehensive	Stock				Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	Trust	Shares	Amount	Total	Income

Balance, December 31, 2000	78,959	$790	$347,765	$(1,214)	$349,681	$(6,096)	$(98,713)	(4,815)	$(80,469)	$511,744

Exercise of stock options	3,484	34	42,621	—	—	—	2,375	—	—	45,030
Tax benefit from exercise of stock options	—	—	14,520	—	—	—	—	—	—	14,520
Cancellation of Restricted Common Stock	(32)	—	(992)	992	—	—	—	—	—	—
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(6,001)	(104,049)	(104,049)
Compensatory stock and stock options	—	—	331	11	—	—	—	—	—	342
Employee stock purchase plan	283	3	2,244	—	—	—	3,374	—	—	5,621
Shares issued for intangible assets	—	—	(129)	—	—	—	—	40	645	516
Cash dividends	—	—	—	—	(21,717)	—	—	—	—	(21,717)
Dividends on shares held by Grantor Stock Trust	—	—	—	—	2,270	—	—	—	—	2,270
Addition to Grantor Stock Trust	—	—	(9,717)	—	—	—	(90,282)	5,837	99,999	—
Adjustment of Grantor Stock Trust shares to market value	—	—	22,898	—	—	—	(22,898)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	(3,297)	—	—	—	(3,297)	$(3,297)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	4,994	—	—	—	4,994	4,994
Net income	—	—	—	—	58,375	—	—	—	—	58,375	58,375

Balance, December 31, 2001	82,694	$827	$419,541	$(211)	$388,609	$(4,399)	$(206,144)	(4,939)	$(83,874)	$514,349	$60,072

Exercise of stock options	879	9	10,067	—	—	—	2,950	—	—	13,026
Tax benefit from exercise of stock options	—	—	5,479	—	—	—	—	—	—	5,479
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(2,833)	(46,457)	(46,457)
Compensatory stock and stock options	—	—	118	196	—	—	—	—	—	314
Employee stock purchase plan	4	—	(2,590)	—	—	—	7,869	—	—	5,279
Cash dividends	—	—	—	—	(21,502)	—	—	—	—	(21,502)
Dividends on shares held by Grantor Stock Trust	—	—	—	—	2,901	—	—	—	—	2,901
Adjustment of Grantor Stock Trust shares to market value	—	—	(61,119)	—	—	—	61,119	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	5,602	—	—	—	5,602	$5,602
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(4,958)	—	—	—	(4,958)	(4,958)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(92)	—	—	—	(92)	(92)
Net income	—	—	—	—	69,446	—	—	—	—	69,446	69,446

Balance, December 31, 2002	83,577	$836	$371,496	$(15)	$439,454	$(3,847)	$(134,206)	(7,772)	$(130,331)	$543,387	$69,998

Exercise of stock options	133	1	(900)	—	—	—	14,650	—	—	13,751
Reversal of tax benefit from exercise of stock options	—	—	(982)	—	—	—	—	—	—	(982)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(373)	(4,755)	(4,755)
Compensatory stock and stock options	—	—	—	15	—	—	—	—	—	15
Employee stock purchase plan	—	—	(851)	—	—	—	5,094	—	—	4,243
Cash dividends	—	—	—	—	(21,160)	—	—	—	—	(21,160)
Dividends on shares held by Grantor Stock Trust	—	—	—	—	2,624	—	—	—	—	2,624
Adjustment of Grantor Stock Trust shares to market value	—	—	32,176	—	—	—	(32,176)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	7,396	—	—	—	7,396	$7,396
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(751)	—	—	—	(751)	(751)
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	92	—	—	—	92	92
Net income	—	—	—	—	45,523	—	—	—	—	45,523	45,523

Balance, December 31, 2003	83,710	$837	$400,939	$—	$466,441	$2,890	$(146,638)	(8,145)	$(135,086)	$589,383	$52,260

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     The Company

      Callaway Golf Company (“Callaway Golf” or the “Company”) was incorporated in California in 1982 and was reincorporated in Delaware in 1999. The Company designs, manufactures and sells high-quality, innovative golf clubs and golf balls and also sells golf accessories. Callaway Golf’s primary products for the periods presented include Big Bertha Hawk Eye VFT Titanium Metal Woods, ERC Fusion and ERC Fusion+ Drivers, ERC Forged Titanium Drivers and ERC II Forged Titanium Metal Woods, Great Big Bertha II Titanium Metal Woods and Great Big Bertha II+ Titanium Drivers, Big Bertha Steelhead Plus and Big Bertha Steelhead III Metal Woods, Big Bertha C4 Drivers, Great Big Bertha Hawk Eye and Great Big Bertha Hawk Eye VFT Tungsten Injected Titanium Irons, Steelhead X-16, Steelhead X-14 and Big Bertha Irons, Odyssey putters and wedges, Callaway Golf wedges, Top-Flite woods, Top-Flite irons and wedges, Ben Hogan irons and wedges, golf balls, golf bags and other golf accessories. The golf ball product line includes the Rule 35, CB1, CTU 30, HX, HX 2-Piece, HX Tour, Big Bertha, Warbird, Ben Hogan, Top-Flite and Strata golf balls.

Note 2.     Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements for the periods presented include the accounts of the Company and its subsidiaries, Callaway Golf Sales Company, Golf Funding Corporation (“Golf Funding”), Callaway Golf Ball Company, Callaway Golf Europe Ltd., Callaway Golf K.K. (formerly named ERC International Company), Callaway Golf (Germany) GmbH, Callaway Golf Canada Ltd., Callaway Golf Korea, Ltd., Callaway Golf South Pacific PTY Ltd., Callaway Golf Company Grantor Stock Trust and The Top-Flite Golf Company. All intercompany transactions and balances have been eliminated. Callaway Golf Ball Company was merged with the Company as of December 29, 2000.

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

      In September 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of the TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.), which included golf ball manufacturing facilities, the Top-Flite, Strata and Ben Hogan brands, and all golf-related U.S. and foreign golf-related patents and trademarks (the “Top-Flite Acquisition”). This acquisition was accounted for using the purchase method and was considered a significant business combination. Accordingly, pro forma financial information is presented in Note 3.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include provisions for warranty, uncollectable accounts receivable, inventory obsolescence, market value estimates of derivative instruments and recoverability of long-lived assets. Actual results may materially differ from these estimates. On an on-going basis, the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.

Revenue Recognition

      Sales are recognized net of an allowance for sales returns and sales programs when both title and legal and practical risk of loss transfer to the customer. In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” The adoption of SAB 104 did not have a material impact on the Company’s revenue recognition policies, nor our financial position or results of operations (see Recent Accounting Pronouncements below).

      Amounts billed to customers for shipping and handling are included in net sales and costs incurred related to shipping and handling are included in cost of sales.

      Royalty income is recorded as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements (Note 15). Royalty income for 2003, 2002 and 2001 was $2,703,000, $1,155,000 and $1,909,000, respectively. In 2003, the Company began classifying royalty income as a component of net sales and royalty related expenses as a component of selling expenses, rather than other income. Prior periods have been reclassified to reflect the current period presentation.

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

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Beginning balance	$13,464	$34,864	$39,363
Provision(1)	11,752	(6,987)	9,527
Claims paid/costs incurred	(12,589)	(14,413)	(14,026)

Ending balance	$12,627	$13,464	$34,864

(1)	In the third quarter of 2002, the Company changed its methodology of estimating warranty accruals and reduced its warranty reserve by approximately $17,000,000. The change in methodology has been accounted for as a change in accounting principle inseparable from a change in estimate (Note 4).

Fair Value of Financial Instruments

      The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables, forward foreign currency exchange contracts (Note 8) and its financing arrangements (Note 7). The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates. During 2001, the Company also entered into an energy contract accounted for as a derivative instrument that has been recorded based on estimated fair values through the effective date of termination (Notes 8 and 13).

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

      The Company advertises primarily through television and print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2003, 2002 and 2001 were $44,770,000, $44,001,000 and $44,707,000, respectively.

Research and Development Costs

      Research and development costs are expensed as incurred.

Foreign Currency Translation and Transactions

      The Company’s foreign subsidiaries utilize their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into United States dollars using the current exchange rate at the balance sheet date for assets and liabilities and the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in shareholders’ equity. Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur or, for hedging contracts, when the underlying hedged transaction affects earnings. The Company recorded transaction gains of $1,566,000, 2,046,000 and $2,533,000 in 2003, 2002 and 2001, respectively, in interest and other income, net.

Derivatives and Hedging

      The Company enters into derivative financial instrument contracts only for hedging purposes and accounts for them in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 and its amendments SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The purpose of these derivative instruments is to minimize the variability of cash flows associated with the anticipated transactions being hedged. As changes in foreign currency rates impact the United States dollar value of anticipated transactions, the fair value of the forward contracts also changes, offsetting foreign currency rate fluctuations. Changes in the fair value of derivatives are recorded each period in income or other comprehensive income, depending on whether the derivatives are designated as hedges and, if so, the types and effectiveness of hedges.

      During the second quarter of 2001, the Company entered into a derivative commodity instrument as part of a comprehensive strategy to ensure the uninterrupted supply of electricity while capping electricity costs in the volatile California energy market.

      Additional information about the Company’s use of derivative instruments is presented in Notes 8 and 13.

Earnings Per Common Share

      Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include shares owned by the Callaway Golf Company Grantor Stock Trust, options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan and rights to purchase preferred shares under the Callaway Golf Company Shareholder Rights Plan (Note 10). Dilutive securities related to the Callaway Golf Company Grantor Stock Trust and the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Under the treasury stock method, the dilutive securities related to the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Callaway Golf Company Grantor Stock Trust do not have any impact upon the diluted earnings per common share. Dilutive securities related to the Employee Stock Purchase Plan are calculated by dividing the average withholdings during the period by 85% of the lower of the offering period price or the market value at the end of the period. The dilutive effect of rights to purchase preferred shares under the Callaway Golf Shareholder Rights Plan have not been included as dilutive securities because the conditions necessary to cause these rights to be exercisable were not met. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the years ended December 31, 2003, 2002 and 2001 is presented in Note 9.

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

      The Company held no marketable securities at December 31, 2003. Marketable securities at December 31, 2002 were $26,000 and consisted primarily of investments in public corporations, which are classified as available-for-sale securities within other assets. Proceeds from the sale of available-for-sale securities for the years ended December 31, 2003 and 2002 were $24,000 and $6,998,000, respectively. There were no proceeds in 2001. For the year ended December 31, 2003, the Company recorded a realized loss on available-for-sale securities sold of $93,000. For the years ended December 31, 2002 and 2001, the Company recorded $95,000 and $1,597,000, respectively, of realized gains on available-for-sale securities sold and unrealized and realized gains on trading securities in interest and other income, net.

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead costs.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the fourth quarter of 2003, in connection with the Top-Flite Acquisition (Note 3), the Company began consolidating the Callaway Golf and Top-Flite golf club and golf ball manufacturing and research and development operations. In connection with this consolidation, the Company disposed of certain long-lived assets. As a result, the Company reduced the carrying value of its golf ball assets and therefore incurred pre-tax charges to earnings in the amount of $24,080,000.

Long-Lived Assets

      In accordance with Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.

Goodwill and Intangible Assets

      Goodwill and intangible assets consist of goodwill, trade name, trademark, trade dress, patents and other intangible assets acquired during the Odyssey Sports, Inc. acquisition, the Top-Flite Golf Company Acquisition and the acquisition of certain foreign distributors. During 2001, goodwill and intangible assets were amortized using the straight-line method over periods ranging from three to 40 years. See Note 3, for further discussion of the intangible assets acquired in connection with the Top-Flite Acquisition.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, acquired intangible assets must be separately identified. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. In addition to goodwill, the Company’s intangible assets with indefinite lives consist of trade name, trademark and trade dress. In accordance with

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 142, the goodwill and other intangible assets with indefinite lives that were being amortized over periods ranging from five to 40 years follow the non-amortization approach beginning January 1, 2002. Patents and other intangible assets are amortized using the straight-line method over periods ranging from less than one year to sixteen years (Note 6).

Stock-Based Compensation

      The Company has stock-based employee compensation plans, which are described in Note 10. The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For the years ended December 31, 2003, 2002 and 2001, the Company recorded compensation expense of $15,000, $184,000 and $301,000, in net income as a result of the restricted stock awards granted in 1998. All other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income from operations for those awards. Pro forma disclosures of net income and earnings per share, as if the fair value-based recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied in measuring stock-based employee compensation expense, are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net income:
Net income, as reported	$45,523	$69,446	$58,375
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	10	114	179
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,839)	(11,003)	(14,606)

Pro forma net income	$35,694	$58,557	$43,948

Earnings per Common Share:
Basic — as reported	$0.69	$1.04	$0.84
Basic — pro forma	$0.54	$0.88	$0.63
Diluted — as reported	$0.68	$1.03	$0.82
Diluted — pro forma	$0.54	$0.88	$0.62

      The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,

	2003	2002	2001

Dividend yield	1.7%	1.7%	1.6%
Expected volatility	46.1%	52.2%	53.9%
Risk free interest rates	2.26% - 2.75%	1.94% - 2.37%	3.81% - 4.22%
Expected lives	3-4 years	3-4 years	3-4 years

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted-average grant-date fair value of options granted during 2003, 2002 and 2001 was $6.74, $6.17 and $6.98 per share, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of grants under the Company’s employee stock-based compensation plans.

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

Interest and Other Income, Net

      Interest and other income, net includes gains and losses on foreign currency transactions, interest income, gains and losses on investments to fund the deferred compensation plan, gains and losses on the sale of marketable securities and losses generated from the sale of the Company’s excess energy supply. In 2003, the Company began classifying royalty income as a component of net sales and royalty related expenses as a component of selling expenses. Previously, royalty revenue and the related expenses were recorded as a component of other income. Prior periods have been reclassified to conform with the current period presentation. The components of interest and other income, net are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net foreign currency gains	$1,566	$2,046	$2,533
Net gains on deferred compensation plan assets	1,608	156	1,462
Net gain (loss) on sale of securities	(93)	95	1,597
Net losses on excess energy sales	—	—	(2,052)
Other	469	(26)	1,809

	$3,550	$2,271	$5,349

Comprehensive Income

      Components of comprehensive income are reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income, unrealized gains or losses on cash flow hedges, foreign currency translation adjustments and unrealized gains or losses on marketable securities. Since the Company has met the indefinite reversal criteria, it does not

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrue income taxes on foreign currency translation adjustments. During 2003, no gains or losses were reclassified to earnings as a result of the discontinuance of cash flow hedges. The components of accumulated other comprehensive income are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Unrealized gain (loss) on cash flow hedges	$(1,669)	$(918)	$4,040
Equity adjustment from foreign currency translation	4,559	(2,837)	(8,439)
Unrealized loss on marketable securities	—	(92)	—

	$2,890	$(3,847)	$(4,399)

Segment Information

      The Company’s operating segments are organized on the basis of products and consist of Golf Clubs and Golf Balls. The Golf Clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, irons, wedges and putters as well as Odyssey putters and other golf-related accessories. The Golf Balls segment consists primarily of Callaway Golf, Top-Flite, Ben Hogan and Strata golf balls that are designed, manufactured and sold by the Company. The Company also discloses information about geographic areas. This information is presented in Note 14.

Diversification of Credit Risk

      The Company’s financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents, marketable securities, trade receivables and foreign currency contracts.

      The Company invests its excess cash in money market accounts and U.S. Government securities and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

      The Company operates in the golf equipment industry and primarily sells its products to golf equipment retailers, sporting goods retailers and mass merchants, directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. Managing customer-related credit risk is more difficult in regions outside of the United States. During 2003, 2002 and 2001, approximately 45%, 45% and 46%, respectively, of the Company’s net sales were made in regions outside of the United States. An adverse change in either economic conditions abroad or in the Company’s relationship with significant foreign retailers could significantly increase the Company’s credit risk related to its international operations.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force (“EITF”) No. 00-21,“Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB 104 did not have a material impact on the Company’s revenue recognition policies, nor its financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 5, 2003, the FASB issued FASB Staff Position No. 150-3, deferring the effective date for the measurement provisions of paragraphs 9 and 10 of SFAS 150, as they apply to mandatorily redeemable non-controlling interests. This deferral is for an indefinite period. The adoption of SFAS No. 150 and FASB Staff Position No. 150-3 have not had, and are not expected to have, a material impact on the Company’s financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.” The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, issued Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities — An Interpretation of APB No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46(R) clarifies the application of Accounting Research Bulletin (“APB”) No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46(R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN No. 46(R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN No. 46 and FIN No. 46(R) has not had and will not have a

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material impact on its financial position or results of operations because the Company has no variable interest entities.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the year ended December 31, 2003 (Note 2).

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

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of such costs covered by the standard include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has and will continue to govern the accounting methodology applied to costs associated with the Company’s consolidation of the Callaway Golf and Top-Flite operations (Note 3).

Reclassifications

      Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 3.     Top-Flite Asset Purchase

      On September 15, 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc., the “Seller”) and thereafter completed the valuation and settlement of certain additional assets related to Seller’s international operations (the “Top-Flite Acquisition”). The settlement of the international assets was effective October 1, 2003.

      The Company acquired the Top-Flite assets because they provided a unique opportunity to increase significantly the size and profitability of the Company’s golf ball business and the Company was able to purchase the acquired assets at less than their estimated fair value. The Company paid the cash purchase price for the Top-Flite Acquisition from cash on hand. The Company intends to continue the U.S. and foreign operations of the acquired golf assets, including the use of acquired assets in the manufacture of golf balls and

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

golf clubs and the commercialization of existing Top-Flite, Strata and Ben Hogan brands, patents and trademarks.

      The Company’s consolidated statement of operations include the Company’s Top-Flite business results of operations in the United States for the period of September 15, 2003 through December 31, 2003. The Company’s consolidated statement of operations include the Company’s Top-Flite business results of operations outside of the United States for the period of October 1, 2003 through December 31, 2003.

      The Top-Flite Acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets is $183,066,000, which includes cash paid ($154,145,000), transaction costs (approximately $6,176,000), and assumed liabilities (approximately $22,745,000). The estimated fair value of the assets exceeded the estimated aggregate acquisition costs. As a result, the Company was required to reduce the carrying value of the acquired long-term assets on a pro rata basis. In accordance with applicable accounting rules, a full determination of the allocation of the aggregate acquisition costs will be made upon a final assessment of the estimated fair value of the acquired net assets. It is anticipated that the final assessment will be completed during the second quarter of 2004 and that the final allocation will not differ materially from the preliminary allocation. The preliminary allocation is as follows (in thousands):

Assets Acquired:
Accounts receivable	$43,976
Inventory	32,809
Other assets	1,154
Property and equipment	56,668
Intangible assets (Note 6)	48,459
Liabilities Assumed:
Current liabilities	(17,917)
Long term liabilities	(4,828)

Total net assets acquired	$160,321

      During the fourth quarter of 2003, the Company recorded pre-tax charges of $24,080,000 associated with the integration of the Callaway Golf and Top-Flite Golf operations (Note 2).

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations

      The following sets forth the Company’s pro forma results of operations for the years ended December 31, 2003 and 2002, as if the acquisition of the Top-Flite golf operations had taken place at the beginning of the periods presented (in thousands, except per share data)(1).

	Year Ended December 31,

	2003	2002

Net sales(2)	$1,005,070	$1,052,237
Net income	$33,471	$50,191
Earnings per common share:
Basic	$0.51	$0.75
Diluted	$0.50	$0.74

(1)	Until September 15, 2003, the Top-Flite golf business was operated as a part of, and was integrated with, the other businesses of Spalding Sports Worldwide. The pro forma results of operations presented above therefore are based upon an estimated allocation of personnel and costs with regard to the manner in which the Top-Flite golf business was structured and operated as part of Spalding Sports Worldwide. The allocated personnel and costs are not necessarily indicative of the personnel and costs that would have been included had the Top-Flite business been operated as part of Callaway Golf Company since the beginning of the periods presented. As a result, the pro forma results of operations are not necessarily indicative of the results of operations for the periods presented had the acquisition been completed at the beginning of the periods presented.

(2)	In 2003, Callaway Golf began recording royalty revenue in net sales. Previously, royalty revenue was recorded as a component of other income and prior periods have been reclassified to conform with the current period presentation.

Note 4.     Change in Accounting Estimate

      In preparing its financial statements, the Company is required to make certain estimates, including those related to provisions for warranty, uncollectable accounts receivable, inventory obsolescence, valuation allowance for deferred tax assets and the market value of derivative instruments. The Company periodically reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 5.     Selected Financial Statement Information

	December 31,

	2003	2002

	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$106,856	$69,341
Allowance for doubtful accounts	(6,192)	(5,474)

	$100,664	$63,867

Inventories, net:
Raw materials	$76,122	$63,953
Work-in-process	9,129	2,550
Finished goods	118,744	102,018

	203,995	168,521
Reserve for excess and obsolescence	(18,606)	(16,761)

	$185,389	$151,760

Property, plant and equipment, net:
Land	$12,805	$10,533
Buildings and improvements	91,148	89,630
Machinery and equipment	129,270	114,635
Furniture, computers and equipment	90,571	79,891
Production molds	26,968	26,059
Construction-in-process	2,920	5,537

	353,682	326,285
Accumulated depreciation	(188,919)	(158,945)

	$164,763	$167,340

Accounts payable and accrued expenses:
Accounts payable	$35,340	$18,544
Accrued expenses	24,627	26,486
Accrued sales programs	19,820	16,690

	$79,787	$61,720

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

	(In thousands)
Accrued employee compensation and benefits:
Accrued payroll and taxes	$16,577	$16,015
Accrued vacation and sick pay	8,126	6,172
Accrued commissions	841	981

	$25,544	$23,168

Note 6.     Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

		December 31, 2003			December 31, 2002
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

	(In thousands)
Non-Amortizing:
Trade name, trademark and trade dress(1)		$120,605	$—	$120,605	$88,590	$—	$88,590
Amortizing:
Patents(2)	3-16	32,277	7,251	25,026	20,167	5,697	14,470
Other(3)	1-9	4,386	382	4,004	57	2	55

Total intangible assets		$157,268	$7,633	$149,635	$108,814	$5,699	$103,115

(1)	Acquired during business acquisition transactions.

(2)	The gross balance of patents at December 31, 2003 and 2002 acquired during business acquisition transactions was $19,114,000 and $6,963,000, respectively. The accumulated amortization balance of acquired patents at December 31, 2003 and 2002 was $3,131,000 and $2,472,000, respectively.

(3)	The gross balance of other intangibles at December 31, 2003 acquired during business acquisition transactions was $4,293,000. The accumulated amortization balance of other acquired intangibles at December 31, 2003 was $364,000. There were no other acquired intangibles at December 31, 2002.

      Aggregate amortization expense on intangible assets was approximately $2,008,000 for the year ended December 31, 2003. Amortization expense related to intangible assets at December 31, 2003 in each of the next five fiscal years and beyond is expected to be incurred as follows:

(In thousands)
2004	$3,764
2005	3,705
2006	2,846
2007	2,673
2008	2,639
Thereafter	13,403

$29,030

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS No. 142, the Company has completed the annual impairment tests and fair value analysis for goodwill and other non-amortizing intangible assets, respectively, held throughout the year. There were no impairments or impairment indicators present and no loss was recorded during the year ended December 31, 2003. The value of the trade names and other intangible assets acquired in connection with the Top-Flite Acquisition were determined through an independent valuation. Changes in goodwill during the year ended December 31, 2003 were due to foreign currency fluctuations.

      The following summarizes what net income would have been had the non-amortization provisions of SFAS No. 142 been adopted over the entire reporting period, adjusted for taxes:

	Year Ended December 31,

	2003	2002	2001

	(In thousands,
	except for per share)
Reported net income	$45,523	$69,446	$58,375
Trade name amortization	—	—	1,044
Trademark and trade dress amortization	—	—	448
Goodwill amortization	—	—	2,153

Adjusted net income	$45,523	$69,446	$62,020

Basic earnings per share:
Reported net income	$0.69	$1.04	$0.84
Trade name amortization	—	—	0.01
Trademark and trade dress amortization	—	—	0.01
Goodwill amortization	—	—	0.03

Adjusted basic earnings per share	$0.69	$1.04	$0.89

Diluted earnings per share:
Reported net income	$0.68	$1.03	$0.82
Trade name amortization	—	—	0.01
Trademark and trade dress amortization	—	—	0.01
Goodwill amortization	—	—	0.03

Adjusted diluted earnings per share	$0.68	$1.03	$0.87

Note 7.	Financing Arrangements

      Effective June 16, 2003, the Company terminated its prior revolving credit facility with GE Capital Corporation and other lenders and entered into a revolving credit facility with Bank of America, N.A. for a $50,000,000 line of credit that was scheduled to be available until September 16, 2005, subject to earlier termination in accordance with its terms.

      Effective November 10, 2003, the Company terminated its $50,000,000 line of credit with Bank of America, N.A. and obtained a new $100,000,000 revolving line of credit from Bank of America, N.A. and certain other lenders. The new $100,000,000 credit facility is scheduled to be available until November 2004, subject to earlier termination in accordance with its terms and subject to extension upon agreement of all parties. Upon the expiration of the new revolving credit facility, provided the Company is not in default of the terms of the new revolving credit facility and subject to certain conditions, the Company has the option to convert the amounts outstanding under the new revolving credit facility into a one-year term loan. At

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003, there were no borrowings outstanding under the $100,000,000 line of credit and the Company was in compliance with the covenants and other terms thereof.

      Subject to the terms of the new credit facility, the Company can borrow up to a maximum of $100,000,000. The Company is required to pay certain fees, including an unused commitment fee equal to 12.5 to 20.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s Consolidated Leverage Ratio. For purposes of the new credit facility, “Consolidated Leverage Ratio” means, as of any date of determination, the ratio of “Consolidated Funded Indebtedness” as of such date to “Consolidated EBITDA” for the four most recent fiscal quarters (as such terms are defined in the new credit facility agreement). Outstanding borrowings under the new credit facility accrue interest at the Company’s election at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case less a margin of 50.0 to 100.0 basis points depending upon the Company’s Consolidated Leverage Ratio or (ii) the Eurodollar Rate (as such term is defined in the new credit facility agreement) plus a margin of 75.0 to 125.0 basis points depending upon the Company’s Consolidated Leverage Ratio. The Company has agreed that repayment of amounts under the new credit facility will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by the Company’s pledge of 65% of the stock it holds in certain of its foreign subsidiaries and by certain intercompany debt securities and proceeds thereof.

      The new credit facility agreement requires the Company to maintain certain minimum financial covenants. Specifically, (i) the Company’s Consolidated Leverage Ratio may not exceed 1.25 to 1.00 and (ii) Consolidated EBITDA (which would exclude certain non-cash charges related to the restructuring of the Company’s golf ball operations) for any four consecutive quarters may not be less than $50,000,000. The new credit facility agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other matters customarily restricted in loan documents. The new credit facility also contains other customary provisions, including affirmative covenants, representations and warranties and events of default.

      Fees incurred in connection with these facilities are recorded in interest expense. At the time the Company entered into these facilities, the Company paid certain fees, including origination fees, which are amortized over the term of the facilities. The amortization of fees was approximately $265,000 in 2003 and approximately $556,000 in both 2002 and 2001, respectively. During 2003, the Company expensed $583,000 of unamortized fees associated with the facilities terminated during the year. The Company also paid unused facility fees for each of the facilities in the amount of approximately $221,000 in 2003 and approximately $300,000 in both 2002 and 2001, respectively.

      In connection with the Top-Flite Acquisition, the Company assumed long-term debt related to a warehouse located in Chicopee, Massachusetts, payable in full in 2018 and secured by the warehouse. Interest on the outstanding balance accrued at an annual rate of 300 basis points over the one-year U.S. Treasury Note. The interest rate on the outstanding balance was 4.31% in 2003. In November 2003, the Company paid the loan balance in full. The Company recorded interest expense of $44,000 associated with the loan in 2003. Also in connection with the Top-Flite acquisition, the Company assumed capital lease obligations in the aggregate amount of $394,000 at December 31, 2003, related primarily to computer and telecommunication systems. The lease agreements expire in 2006.

      In April 2001, the Company entered into a note payable in the amount of $7,500,000 as part of a licensing agreement for patent rights. The unsecured, interest-free note payable was paid in full on December 31, 2003. The Company recorded interest expense of $139,000, $326,000 and $332,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2004, as a result of the recent Top Flite acquisition and normal seasonality of the Company’s business, the Company obtained a commitment (subject to customary loan documentation and closing conditions) for an additional $25.0 million unsecured line of credit with Bank of America. The purpose of this commitment is to ensure an additional source of liquidity during the first part of the new golf season during which the Company typically uses more cash than it generates. During the second quarter, the Company typically begins generating cash in excess of its cash needs. The Company expects that all amounts borrowed under its credit facilities will be paid off by the end of the second quarter and that the Company will thereafter continue to generate cash for the balance of the year.

Note 8.	Derivatives and Hedging

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

      At December 31, 2003, 2002 and 2001, the notional amounts of the Company’s foreign exchange contracts were approximately $91,222,000, $134,782,000 and $156,961,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At December 31, 2003, the fair values of foreign currency-related derivatives were recorded as current assets of $50,000 and current liabilities of $799,000. At December 31, 2002, the fair values of foreign currency-related derivatives were recorded as current assets of $127,000 and current liabilities of $2,637,000.

      At December 31, 2003, 2002 and 2001, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $44,443,000, $84,843,000 and $122,550,000, respectively. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehen-

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the years ended December 31, 2003, 2002 and 2001, the Company recorded the following hedging activity in OCI (in thousands):

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Beginning OCI balance related to cash flow hedges	$(1,362)	$6,424	$(1,599)
Add: Net gain (loss) initially recorded in OCI	(3,858)	(3,923)	10,950
Deduct: Net gain (loss) reclassified from OCI into earnings	(2,701)	3,863	2,927

Ending OCI balance related to cash flow hedges	$(2,519)	$(1,362)	$6,424

      During the years ended December 31, 2003 and 2001, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges. During the year ended December 30, 2002, gains of $171,000 were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of December 31, 2003, $2,519,000 of deferred net losses related to derivative instruments designated as cash flow hedges were included in OCI. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from OCI into earnings. The Company does not expect that such reclassifications will have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of interest and other income. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of interest and other income. During the years ended December 31, 2003, 2002 and 2001, the Company recorded net gains of $38,000, $376,000 and $1,988,000, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At December 31, 2003, 2002 and 2001, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $46,779,000, $49,939,000 and $34,411,000, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of interest and other income in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the years ended December 31, 2003, 2002 and 2001, the Company recorded net losses of $6,838,000 and $8,148,000 and net gains of $4,473,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of the date of termination of the energy supply contract, the derivative valuation account reflected $19,922,000 of unrealized losses resulting from changes in the estimated fair value of the contract. The fair value of the contract was estimated at the time of termination based on market prices of electricity for the remaining period covered by the contract. The net differential between the contract price and estimated market prices for future periods was applied to the volume stipulated in the contract and discounted on a present value basis to arrive at the estimated fair value of the contract at the time of termination. The estimate was highly subjective because quoted market rates directly relevant to the Company’s local energy market and for periods extending beyond a 10- to 12-month horizon were not quoted on a traded market. In making the estimate, the Company instead had to rely upon near-term market quotations and other market information to determine an estimate of the fair value of the contract. In management’s opinion, there are no available contract valuation methods that provide a reliable single measure of the fair value of the energy derivative because of the lack of quoted market rates directly relevant to the terms of the contract and because changes in subjective input assumptions can materially affect the fair value estimates. See Note 13 for a discussion of contingencies related to the termination of the Company’s derivative energy supply contract.

Note 9.	Earnings Per Common Share

      The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,

	2003	2002	2001

	(In thousands,
	except per share data)
Net income	$45,523	$69,446	$58,375

Weighted-average shares outstanding:
Weighted-average shares outstanding — Basic	66,027	66,517	69,809
Dilutive securities	444	757	1,505

Weighted-average shares outstanding — Diluted	66,471	67,274	71,314

Earnings per common share:
Basic	$0.69	$1.04	$0.84
Diluted	$0.68	$1.03	$0.82

      For the years ended December 31, 2003, 2002 and 2001, options outstanding totaling 10,606,000 shares, 14,177,000 shares and 8,943,000 shares, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Stock, Stock Options and Rights

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

	Year Ended December 31,

	2003		2002		2001

		Average		Average		Average
	Shares	Cost Per	Shares	Cost Per	Shares	Cost Per
	Repurchased	Share	Repurchased	Share	Repurchased	Share

	(In thousands, except per share data)
Authority Announced in May 2000.	—	—	—	—	1,022	$19.09
Authority Announced in August 2001.	—	—	866	$17.86	4,979	$16.98
Authority Announced in May 2002.	373	$12.77	1,967	$15.75	n/a	n/a

Total	373	$12.77	2,833	$16.40	6,001	$17.34

      The Company has completed its May 2000 and August 2001 repurchase programs. As of December 31, 2003, the Company is authorized to repurchase up to $14,269,000 of its Common Stock under the repurchase program announced in May 2002. The Company’s repurchases of shares of Common Stock are recorded at average cost in Common Stock held in treasury and result in a reduction of shareholders’ equity.

      In July 2001, the Company issued 5,837,000 shares of Common Stock held in treasury to the Callaway Golf Grantor Stock Trust in exchange for a promissory note in the amount of $90,282,000. The sale of these shares had no net impact on shareholders’ equity.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      For financial reporting purposes, the GST is consolidated with the Company. The value of shares owned by the GST are accounted for as a reduction to shareholders’ equity until used in connection with the settlement of employee stock option exercises and employee stock plan purchases. Each period, the shares owned by the GST are valued at the closing market price, with corresponding changes in the GST balance reflected in paid-in capital. The issuance of shares by the GST is accounted for by reducing the GST and paid-in capital accounts proportionately as the shares are released. The GST does not impact the determination or amount of compensation expense for the benefit plans being settled.

      The following table presents shares released from the GST for the settlement of employee stock option exercises and employee stock plan purchases for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Employee stock option exercises	1,041	197	150
Employee stock plan purchases	385	439	223

Total shares released from the GST	1,426	636	373

     Options

      The Company had the following stock option plans under which shares were available for grant at December 31, 2003: the 1995 Employee Stock Incentive Plan (the “1995 Plan”), the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Incentive Plan (the “1998 Plan”) and the 2001 Non-Employee Directors Stock Option Plan (the “2001 Directors Plan”).

      The 1996 Plan and the 1998 Plan permit the granting of options or other stock awards to the Company’s officers, employees and consultants. Under the 1996 Plan and the 1998 Plan, options may not be granted at option prices that are less than fair market value at the date of grant. The 1995 Plan permits the granting of options or other stock awards to only non-executive officer employees and consultants of the Company. Although stock option grants under the 1995 Plan may be made at exercise prices less than market value at the date of grant, the Company’s practice has been to grant stock options at exercise prices equal to the market value at the date of grant. The 1995 Plan was amended in 2001 and the 1996 Plan was amended in 2000 to increase the maximum number of shares of Common Stock to be issued upon exercise of an option to

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10,800,000 and 9,000,000 shares, respectively. The 2001 Directors Plan is a shareholder approved plan. It provides for automatic grants of stock options upon a non-employee Director’s initial appointment to the Company’s Board of Directors and annually on the anniversary of such appointment. All such grants are made at prices based on the market value of the stock at the date of grant.

      The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2003:

	Authorized	Available	Outstanding

	(In thousands)
1991 Plan	10,000	—	412
Promotion Plan	3,560	—	746
1995 Plan	10,800	1,556	6,473
1996 Plan	9,000	1,598	4,876
1998 Plan	500	250	117
Key Officer Plans	1,100	—	260
2001 Directors Plan	500	374	126
Directors Plan	840	—	228

Total	36,300	3,778	13,238

      Under the Company’s stock option plans, outstanding options generally vest over periods ranging from zero to five years from the grant date and generally expire up to 12 years after the grant date.

      The following summarizes stock option transactions for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(In thousands, except per share data)
Outstanding at beginning of year	14,936	$20.19	14,753	$20.57	16,758	$19.66
Granted	1,820	$12.73	2,458	$16.46	3,475	$19.72
Exercised	(1,174)	$11.71	(1,077)	$12.10	(3,634)	$12.39
Canceled	(2,344)	$25.18	(1,198)	$24.45	(1,846)	$26.77

Outstanding at end of year	13,238	$19.04	14,936	$20.19	14,753	$20.57
Options exercisable at end of year	9,922	$20.56	11,522	$21.11	11,484	$21.20

Price range of outstanding options		$5.25 - $40.00		$5.00 - $40.00		$5.00 - $40.00

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The exercise price of all options granted during 2003, 2002 and 2001 was generally equal to the market value on the date of grant. The following table summarizes additional information about outstanding stock options at December 31, 2003:

		Remaining
Range of	Number	Contractual	Weighted-Average	Number	Weighted-Average
Exercise Price	Outstanding	Life-Years	Exercise Price	Exercisable	Exercise Price

	(in thousands)			(in thousands)
$5.25 - $10	18	2.87	$7.26	18	$7.26
$10 - $15	4,356	6.44	$12.88	2,695	$13.17
$15 - $25	5,843	6.55	$17.65	4,188	$18.07
$25 - $40	3,021	1.88	$30.68	3,021	$30.68

$5.25 - $40	13,238	5.44	$19.04	9,922	$20.56

      During 2002 and 2001, the Company, at its discretion, extended the expiration terms or accelerated the vesting of 683,000 and 1,422,000 options, respectively, held by certain employees and officers. At the time of the modifications, the exercise prices of the options were in excess of the then-current market price and accordingly these actions did not result in compensation expense for the Company. Also during 2001, the Company, at its discretion, cancelled and re-granted 17,000 options and recognizes compensation expense, if any, related to these options in accordance with variable plan accounting.

     Shareholders’ Rights Plan

      The Company has a plan to protect shareholders’ rights in the event of a proposed takeover of the Company. This plan is not intended to prevent transactions which provide full and fair value to shareholders. It is intended to discourage abusive takeover tactics and to provide time for the Company’s Board of Directors to review and evaluate what is in the best interests of shareholders. Under the plan, each share of the Company’s outstanding Common Stock carries one right to purchase one one-thousandth of a share of the Company’s Series “A” Junior Participating Preferred Stock (the “Right”). The Right entitles the holder, under certain circumstances, to purchase Common Stock of Callaway Golf Company or of the acquiring company at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company’s outstanding Common Stock. The Rights are redeemable by the Company at $0.01 per Right and expire in 2005.

     Restricted Common Stock

      During 1998, the Company granted 130,000 shares of Restricted Common Stock with a fair value of $31 per share to 26 officers of the Company. Of these shares, 83,750 shares were canceled due to the service requirement not being met. During 1998, the Company, at its discretion, accelerated the vesting of 20,000 shares and recorded related compensation expense of $618,000. The remaining 26,250 shares, vested on January 1, 2003. The net compensation expense of $814,000 related to the remaining shares was recognized ratably over the vesting period, based on the difference between the exercise price and market value of the stock on the measurement date.

     Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan (“1999 ESPP”), pursuant to which participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value on the first day of a two year offering period or the last day of each six month exercise period. During 2003, 2002 and 2001, approximately 385,000, 443,000 and 506,000 shares, respectively, of the Company’s Common Stock were

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased under the 1999 ESPP or the ESPP. As of December 31, 2003, 450,000 shares were reserved for future issuance under the 1999 ESPP.

     Compensation Expense

      During 2003, 2002 and 2001, the Company recorded $15,000, $314,000 and $342,000, respectively, in compensation expense for Restricted Common Stock and certain options to purchase shares of Common Stock granted to employees, officers, professional endorsers and consultants of the Company. The valuation of options granted to non-employees is estimated using the Black-Scholes option-pricing model.

      Unearned compensation has been charged for the value of stock-based awards granted to both employees and non-employees on the measurement date based on the valuation methods described above. These amounts are amortized over the vesting period. The unamortized portion of unearned compensation is shown as a reduction of shareholders’ equity in the accompanying consolidated balance sheet.

Note 11.     Employee Benefit Plans

      The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to 15% of annual compensation, up to the maximum permitted under Federal law, and the Company is obligated to contribute annually an amount equal to 100% of the participant’s contribution up to 6% of that participant’s annual compensation. Employees contributed $6,216,000, $6,502,000 and $6,353,000 to the 401(k) Plan in 2003, 2002 and 2001, respectively. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $4,695,000, $4,912,000 and $4,474,000 during 2003, 2002 and 2001, respectively. Additionally, the Company can make discretionary contributions based on the profitability of the Company. For the years ended December 31, 2003, 2002 and 2001, the Company recorded compensation expense for discretionary contributions of $1,898,000, $2,669,000 and $3,786,000, respectively.

      The Company also has an unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9,905,000 and $9,139,000 at December 31, 2003 and 2002, respectively. The liability for the deferred compensation is included in long-term liabilities and was $ 8,947,000 and $7,375,000 at December 31, 2003, and 2002, respectively. For the years ended December 31, 2003 and 2002, the total participant deferrals were $1,544,000 and $1,634,000, respectively.

Note 12.     Income Taxes

      The Company’s income before income tax provision was subject to taxes in the following jurisdictions for the following periods:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
United States	$50,803	$101,897	$75,872
Foreign	17,080	9,774	22,320

	$67,883	$111,671	$98,192

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes is as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Current tax provision:
Federal	$21,452	$26,666	$23,056
State	2,954	3,935	3,350
Foreign	7,215	3,811	8,273
Deferred tax expense (benefit):
Federal	(8,323)	5,944	3,595
State	120	1,367	1,526
Foreign	(1,058)	502	17

Income tax provision	$22,360	$42,225	$39,817

      During 2003, 2002 and 2001, tax benefits related to stock option exercises were $1,784,00, $5,479,000 and $14,520,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in paid-in capital.

      Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Reserves and allowances	$16,527	$15,089
Depreciation and amortization	6,921	—
Compensation and benefits	7,474	5,513
Effect of inventory overhead adjustment	1,708	1,858
Compensatory stock options and rights	1,328	1,734
Revenue recognition	8,171	7,209
Long-lived asset impairment	625	1,757
Capital loss carryforward	—	41
Tax credit carryforwards	1,200	1,458
Energy derivative	8,108	8,129
Other	2,133	2,427

Total deferred tax assets	54,195	45,215
Valuation allowance for deferred tax assets	(3,540)	(2,454)

Deferred tax assets, net of valuation allowance	50,655	42,761

Deferred tax liabilities:
State taxes, net of federal income tax benefit	(1,659)	(1,454)
Depreciation and amortization	—	(1,572)

Net deferred tax assets	$48,996	$39,735

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, the Company had $1,200,000 of credit carryforwards primarily relating to state investment tax credits that expire December 31, 2006.

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

      A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income before income taxes to the income tax provision is as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Amounts computed at statutory U.S. tax rate	$23,703	$39,085	$34,367
State income taxes, net of U.S. tax benefit	2,509	4,213	4,047
State tax credits, net of U.S. tax benefit	(1,138)	(429)	(878)
Expenses with no tax benefit	876	1,089	693
Foreign sales corporation tax benefits	(4,277)	(1,060)	(1,406)
Change in deferred tax valuation allowance	1,086	(310)	1,410
Other	(399)	(363)	1,584

Income tax provision	$22,360	$42,225	$39,817

      U.S. income taxes were not provided for undistributed earnings of certain non-U.S. subsidiaries that will be re-invested outside the United States indefinitely. As of December 31, 2003 the cumulative amount of net undistributed earnings of foreign subsidiaries was $31,100,000. It is not practical to calculate the unrecognized deferred tax liability associated with the undistributed earnings.

      U.S. tax return examinations have been completed for the years through 1997. Management believes adequate provisions for income tax have been recorded for all years.

Note 13.     Commitments and Contingencies

Legal Matters

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 6, 2001, a complaint was filed against Callaway Golf Company and Callaway Golf Sales Company in the Circuit Court of Sevier County, Tennessee, Case No. 2001-241-IV. The complaint seeks to assert a class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products on or after March 20, 2000. Specifically, the complaint alleges that the Company adopted a New Product Introduction Policy governing the introduction of certain of the Company’s new products in violation of Tennessee and Kansas antitrust and consumer protection laws. The plaintiff is seeking damages, restitution and punitive damages. The parties are engaged in discovery.

      On November 4, 2002, Callaway Golf Sales Company was served with a complaint filed in the District Court of Sedgwick County, Kansas, Case No. 02C3607, seeking to assert an alleged class action on behalf of Kansas consumers who purchased select Callaway Golf products covered by the New Product Introduction Policy. Callaway Golf Company is also named in the Kansas case. The plaintiff in the Kansas case seeks damages and restitution for the alleged class under Kansas law.

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”) for infringement of a golf ball aerodynamics patent owned by the Company, U.S. Patent No. 6,213,898 (the “Aerodynamics Patent”). On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that former MaxFli employees hired by the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages; an additional award of punitive damages equal to two times the compensatory damages; prejudgment interest; attorneys’ fees; a declaratory judgment; and injunctive relief. Both parties have amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. The parties are engaged in expert discovery. MaxFli’s original report from its damages expert asserts that MaxFli is entitled to at least $18,500,000 in compensatory damages from the Company. MaxFli recently submitted a supplemental damages report seeking an additional $11,300,000 in compensatory damages, for a total compensatory damages claim of approximately $30,00,000. The Company has submitted its own expert report seeking damages for false advertising. The Company anticipates that each party will challenge the methodology and conclusions in the expert damages reports of the other. On November 12, 2003, pursuant to an agreement between the Company and MaxFli, the Court dismissed the Company’s claim for infringement of the Aerodynamics Patent and all portions of MaxFli’s counterclaim related to the Aerodynamics Patent, thereby resolving that part of the case. The trial on the Company’s false advertising claim and MaxFli’s remaining counterclaims is scheduled to commence in the summer of 2004. An unfavorable resolution of MaxFli’s counterclaim could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co. and certain principals of the Perfect Putter Co. Plaintiffs have sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs allege that the Company misappropriated certain alleged trade secrets of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorney’s fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, Callaway Golf removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. On April 29, 2003, the District Court denied plaintiffs’ motion to remand the case to state court. Thereafter, on August 14, 2003, the plaintiffs filed a second amended complaint adding a new claim for civil theft under Florida law based on the facts set forth in the original complaint. If successful on that claim, the plaintiffs will be entitled to treble damages. The Company has

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

denied the allegations of the second amended complaint. The parties are currently engaged in discovery. The trial of the action has been set to commence in September 2004.

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

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of December 31, 2003. Except as discussed above with regard to the MaxFli litigation, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations or cash flows, or financial position.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Lease Commitments

      The Company leases certain warehouse, distribution and office facilities, vehicles as well as office equipment under operating leases and certain computer and telecommunication equipment under capital leases. Lease terms range from one to ten years expiring at various dates through December 2008, with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable operating leases as of December 31, 2003 are as follows:

(In thousands)
2004	$4,820
2005	3,551
2006	2,854
2007	2,060
2008	828
Thereafter	1,648

$15,761

      Future minimum lease payments have not been reduced by future minimum sublease rentals of $1,144,000 under an operating lease. Rent expense for the years ended December 31, 2003, 2002 and 2001 was $4,388,000, $3,780,000 and $3,759,000, respectively.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year. Such expenses, however, are an ordinary part of the Company’s business and the Company does not believe that the payment of these performance awards will have a material adverse effect upon the Company.

Other Contingent Contractual Obligations

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has several consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during 2003 was not material to the Company’s financial position, results of operations or cash flows.

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

Note 14.     Segment Information

      The Company’s operating segments are organized on the basis of products and include Golf Clubs and Golf Balls. The Golf Clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, irons, wedges and putters as well as Odyssey putters and other golf-related accessories. The Golf Balls segment consists primarily of Callaway Golf, Top-Flite, Ben Hogan and Strata golf balls that are designed, manufactured and sold by the Company. There are no significant intersegment transactions.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below contains information utilized by management to evaluate its operating segments.

	2003	2002	2001

	(In thousands)
Net sales(1)
Golf Clubs	$735,654	$727,196	$763,219
Golf Balls	78,378	66,023	54,853

	$814,032	$793,219	$818,072

Income (loss) before tax(1)
Golf Clubs(2)	$167,996	$179,489	$186,570
Golf Balls(3)	(52,687)	(25,576)	(17,868)
Reconciling items(4)(5)	(47,476)	(42,242)	(70,510)

	$67,833	$111,671	$98,192

Identifiable assets
Golf Clubs	$307,462	$311,823	$343,741
Golf Balls	190,172	103,152	60,166
Reconciling items(6)	250,932	264,870	243,695

	$748,566	$679,845	$647,602

Goodwill
Golf Clubs	$20,216	$18,202	$16,846
Golf Balls	—	—	—

	$20,216	$18,202	$16,846

Depreciation and amortization
Golf Clubs	$30,818	$30,628	$33,212
Golf Balls	13,678	7,012	4,255

	$44,496	$37,640	$37,467

(1)	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales and royalty expenses as a component of selling expenses. Previously, royalty revenue and royalty expenses were recorded as a component of other income. Prior periods have been reclassified to conform with the current period presentation.

(2)	For 2002, the Company’s income before tax includes the effect of the change in accounting estimate for the Company’s warranty accrual. During the third quarter of 2002, the Company reduced its warranty reserve by approximately $17,000,000 (Note 4).

(3)	On September 15, 2003 the Company completed the domestic portion of the Top-Flite Acquisition. The settlement of the international assets was effective October 1, 2003. Thus, the Company’s financial data include the Top-Flite business results of operations in the United States from September 15, 2003 through December 31, 2003 and the international operations from October 1, 2003 through December 31, 2003. Additionally, the Company’s 2003 income (loss) before tax includes the recognition of integration charges related to the consolidation of its Callaway Golf and Top-Flite golf ball and golf club manufacturing and research and development operations. These charges reduced the Company’s income (loss) before tax by approximately $24,080,000 (Notes 2 and 3).

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	For 2001, the Company’s income (loss) before tax includes the recognition of unrealized energy contract losses due to changes in the estimated fair value of the energy contract based on market rates. During the second and third quarters of 2001, the Company recorded an aggregate $19,922,000 of unrealized losses. During the fourth quarter of 2001, the Company terminated the energy contract. As a result, the Company will continue to reflect the derivative valuation account on its balance sheet with no future valuation adjustments for changes in market rates, subject to periodic review (Notes 8 and 13).

(5)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

(6)	Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments.

      The Company’s net sales by product category are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net sales
Drivers and Fairway Woods	$252,420	$309,972	$392,945
Irons	271,684	243,454	248,872
Putters	142,814	111,523	67,471
Golf Balls	78,378	66,023	54,853
Accessories and Other*	68,736	62,247	53,931

	$814,032	$793,219	$818,072

*	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales. Previously, royalty revenue was recorded as a component of other income and prior periods have been reclassified to conform with the current period presentation.

      The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

		Long-Lived
	Sales	Assets

	(In thousands)
2003
United States	$449,424	$305,176
Europe	145,148	16,995
Japan	101,259	3,590
Rest of Asia	58,327	846
Other foreign countries	59,874	8,007

	$814,032	$334,614

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Long-Lived
	Sales	Assets

	(In thousands)
2002
United States*	$439,847	$263,706
Europe	136,941	16,477
Japan	102,624	3,791
Rest of Asia	58,040	1,000
Other foreign countries	55,767	3,683

	$793,219	$288,657

2001
United States*	$446,000	$234,281
Europe	118,417	13,261
Japan	130,706	3,415
Rest of Asia	63,928	729
Other foreign countries	59,021	2,877

	$818,072	$254,563

*	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales. Previously, royalty revenue was recorded as a component of other income and prior periods have been reclassified to conform with the current period presentation.

Note 15.     Licensing Arrangements

      The Company from time to time licenses its trademarks and service marks to third parties for use on products such as golf apparel, golf shoes and other golf related products, such as headwear, travel bags, golf towels and umbrellas. The Company has a current licensing arrangement with Ashworth, Inc. for the creation of a complete line of Callaway Golf men’s and women’s apparel for distribution in the United States, Canada, Europe, Australia, New Zealand and South Africa. The first full year in which the Company received royalty revenue under these licensing arrangements was 2003. The Company also has a current licensing arrangement with Sanei International Co., Ltd. (“Sanei”) for the creation of a complete line of Callaway Golf men’s and women’s apparel for distribution in Asian Pacific markets including Japan, Korea, Hong Kong, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam, Philippines, Brunei, Myanmar and Shenzhen in China.

      In addition to apparel, the Company has also entered into licensing arrangements with (i) Tour Golf Group, Inc. for the creation of a Callaway Golf footwear collection, (ii) Fossil, Inc. for a line of Callaway Golf watches and clocks and (iii) TRG Accessories, LLC for the creation of a collection consisting of luggage, personal leather products and skin protection products. Also in 2003, as part of the Top-Flite Acquisition, the Company assumed certain license agreements Top-Flite had previously entered into with third parties to license the use of its Top-Flite, Ben Hogan and Strata brands on apparel, souvenirs and gifts.

Note 16.	Transactions with Related Parties

      A director of the Company is also a retired partner of a law firm that performs legal services for the Company. Legal fees incurred with this law firm totaled $2,971,000, $1,095,000 and $351,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The director receives no benefit as a result of the Callaway Golf fees paid to the law firm. A former director of the Company is also a senior managing director of an investment bank which performed services for the Company. Investment banking fees incurred with this

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment bank in 2003 and 2001 totaled $3,563,000 and $557,000, respectively. There were no fees paid in 2002.

      The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving for the Company and makes grants to carefully selected organizations. Directors and executive officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. In 2003, 2002 and 2001, the Company recognized charitable contribution expense of $939,000, $1,165,000 and $1,000,000, respectively, as a result of its unconditional promise to contribute such amounts to the Foundation.

      In the latter part of 2003, the Company requested on short notice that one of its executive officers relocate to Chicopee, Massachusetts to be the President and Chief Operating Officer of the newly acquired Top-Flite business. In order to assist this officer with his relocation across country on such short notice (and because under the Sarbanes-Oxley Act of 2002 the Company is prohibited from making a loan to him), the Company purchased his residence in California at a cost of $2,000,000. The purchase price was determined based upon two independent appraisals. As of December 31, 2003, the Company was marketing the home and accounted for the home as a long-lived asset held for sale classified as other assets.

Note 17.     Summarized Quarterly Data (Unaudited)

	Fiscal Year 2003 Quarters

	1st	2nd	3rd(3)	4th(3)(5)	Total

	(In thousands, except per share data)
Net sales	$271,719	$242,077	$153,634	$146,602	$814,032
Gross profit	$137,837	$126,494	$70,220	$34,064	$368,615
Net income (loss)	$42,477	$34,143	$2,334	$(33,431)	$45,523
Earnings (loss) per common share(1)
Basic	$0.65	$0.52	$0.04	$(0.50)	$0.69
Diluted	$0.64	$0.52	$0.03	$(0.50)	$0.68

	Fiscal Year 2002 Quarters

	1st	2nd	3rd(4)	4th	Total

Net sales(2)	$256,708	$252,473	$161,257	$122,781	$793,219
Gross profit(2)	$128,751	$137,789	$79,886	$53,725	$400,151
Net income (loss)	$30,694	$37,142	$7,187	$(5,577)	$69,446
Earnings (loss) per common share(1)
Basic	$0.46	$0.56	$0.11	$(0.08)	$1.04
Diluted	$0.45	$0.55	$0.11	$(0.08)	$1.03

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

(2)	Beginning in the first quarter of 2003, the Company records royalty revenue as a component of net sales and royalty expenses as a component of selling expenses. Previously, royalty revenue and royalty expense was recorded as a component of other income. Prior periods have been reclassified to conform with the current period presentation. Previously reported net sales for 2002 were $256,380,000, $252,182,000, $160,981,000, $122,521,000 and $792,064,000 for the first, second, third and fourth quarters and for the year ended 2002, respectively. Previously reported gross profit for 2002 was $128,423,000, $137,498,000, $79,610,000, $53,465,000 and $398,996,000 for the first, second, third and fourth quarters and for the year ended 2002, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	On September 15, 2003 the Company completed the domestic portion of the Top-Flite Acquisition. The settlement of the international assets was effective October 1, 2003. Thus, the Company’s consolidated statement of operations include The Top-Flite Golf Company results of operations in the United States for the period of September 15, 2003 through December 31, 2003 and the international operations for the period of October 1, 2003 through December 31, 2003. See Note 3 for pro forma disclosure for the years ended December 31, 2003 and 2002.

(4)	The Company’s gross profit, net income and earnings per common share includes the effect of the change in accounting estimate for the Company’s warranty accrual. During the third quarter of 2002, the Company reduced its warranty reserve by approximately $17,000,000, pre-tax (Note 4).

(5)	The Company’s gross profit, net income and earnings per common share include the recognition of $24,080,000 in pre-tax integration charges recorded during the fourth quarter of 2003 related to the consolidation of its Callaway Golf and Top-Flite operations (Note 2).

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Callaway Golf Company:

      We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Callaway Golf Company and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 15, 2002 (except with respect to the Company’s election to purchase certain leased equipment as discussed in Note 2 (previously reported in Note 17 in the previously issued 2001 financial statements), as to which the date is February 11, 2002).

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Callaway Golf Company and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

      As discussed above, the consolidated financial statements of Callaway Golf Company and subsidiaries as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Notes 2, 6 and 15, these consolidated financial statements have been revised to include certain transitional disclosures and reclassifications required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002, Statement No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, which disclosure provisions were adopted by the Company on December 31, 2002 and the Company’s reclassification of royalty income as a component of net sales and royalty related expenses as a component of selling expenses, rather than other income. Our audit procedures with respect to the disclosures in Note 6 pertaining to 2001 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense, net of related tax effects, recognized in those periods related to goodwill and intangible assets that are no longer being amortized, as a result of initially applying Statement No. 142, to the Company’s underlying records obtained from management; (ii) agreeing the amounts of goodwill, gross non-amortizing and amortizing intangible assets and their related accumulated amortization and net book value to the Company’s underlying records obtained from management; and (iii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings per share amounts and the components of the intangible assets to reported intangible assets, and the reclassification of goodwill. Our audit procedures with respect to the pro forma disclosures in Note 2 pertaining to 2001 included agreeing the previously reported net income and pro forma net income amounts to previously issued financial statements and the adjustments to reported net income representing stock-based employee compensation expense included in reported net income and total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects, to the Company’s underlying records obtained from management. Our audit procedures with respect to the disclosure of the reclassification of royalty income pertaining to 2001 included (i) agreeing the previously reported net sales and selling expenses to the previously issued financial statements and the adjustments to reported net sales and selling expenses representing royalty income and royalty-related expenses recognized in those periods to underlying records obtained from management; (ii) agreeing the amounts of net sales, selling expenses, royalty income and royalty related expenses to the Company’s underlying records obtained from management; and (iii) testing the mathematical accuracy of net sales, selling expenses and other income as adjusted for the reclassifications described above to the similarly reported amounts.

      In our opinion, the disclosures for 2001 in Notes 2, 6 and 15 and related reclassifications, as described above, are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

      As discussed in Note 6 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

/s/     DELOITTE & TOUCHE LLP

Costa Mesa, California

March 10, 2004

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
February 11, 2002)

SCHEDULE II

CALLAWAY GOLF COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

			Valuation
	Allowance	Reserve	Allowance
	for	for	For
	Doubtful	Obsolete	Deferred
Date	Accounts	Inventory	Tax Assets

	(Dollars in thousands)
Balance, December 31, 2000	$6,227	$7,720	$1,354

Provision	(412)	4,392	1,459
Write-off, disposals, costs and other, net	(658)	(4,976)	(49)

Balance, December 31, 2001	5,157	7,136	2,764

Provision	1,124	12,871	—
Write-off, disposals, costs and other, net	(807)	(3,246)	(310)

Balance, December 31, 2002	5,474	16,761	2,454

Provision	2,047	7,629	1,189
Write-off, disposals, costs and other, net	(1,329)	(5,784)	(103)

Balance, December 31, 2003	$6,192	$18,606	$3,540

INDEPENDENT AUDITORS’ REPORT ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Callaway Golf Company

      We have audited the consolidated financial statements of Callaway Golf Company and subsidiaries as of December 31, 2003 and 2002, and for the years then ended, and have issued our report thereon dated March 10, 2004, which report expresses an unqualified opinion and includes explanatory paragraphs relating to (i) the adoption of a new accounting principle and (ii) the application of procedures with respect to certain other disclosures related to the 2001 consolidated financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures; such financial statements and report are included elsewhere in this Annual Report of Callaway Golf Company on Form 10-K for the year ended December 31, 2003. Our audits also included the consolidated financial statement schedule of Callaway Golf Company for the years ended December 31, 2003 and 2002, listed in the accompanying index at Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2003 and 2002 consolidated financial statement schedule, when considered in relation to the basic 2003 and 2002 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 10, 2004

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

/s/ ARTHUR ANDERSEN LLP

San Diego, California

January 15, 2002

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.2		Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003.
10.3	7	Credit Agreement, dated as of November 10, 2003, between the Company and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America Securities LLC, as Sole Lead Manager and Sole Book Manager, and the other lenders party to the Credit Agreement.
10.3	8	Pledge Agreement, dated November 10, 2003, by and between the Company and Bank of America, N.A., as Administrative Agent.
10.3	9	Termination letter agreement, dated November 12, 2003, between the Company and Bank of America, N.A. (terminating the June 16, 2003 Credit Agreement).
21.1		List of Subsidiaries.
23.1		Consent of Deloitte & Touche LLP.
23.2		Note regarding Arthur Andersen LLP.
24.1		Form of Power of Attorney.
31.1		Certification of Ronald A. Drapeau pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.