Form 10-Q
period 2004-03-31
CALLAWAY GOLF CO /CA
filed 2004-05-07
CIK 837465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 30, 2004 was 75,218,527.

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

      Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex — Apex Edge — Apex Tour — Ben Hogan — Big Bertha — C design — CB1 — CTU 30 — Callaway — Callaway Golf — Callaway Hickory Stick — Carnoustie — Chevron Device — Dawn Patrol — Daytripper — Demonstrably Superior and Pleasingly Different — Deuce — DFX — Divine Nine — Dual Force — Edge CFT — Ely Would — ERC — Ever Grip — Fusion — Game Enjoyment System — GES — Ginty — Great Big Bertha — Hawk Eye — Heavenwood — HX — Legacy — Legend — Little Bertha — Odyssey — Pure Distance — RCH — Riviera — Rossie — Rule 35 — S2H2 — Steelhead — Strata — Stronomic — Top-Flite — Top-Flite Infinity — Top-Flite Tour — Top-Flite XL — Tour Ace — Tour Blue — Tour Professional — Tour Straight — Tour Ultimate — TriForce — TriHot — Tru Bore — VFT — Warbird — White Hot — World’s Friendliest — X-12 — X-14 — X-16 — XL 3000 — X-SPANN.

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
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

CALLAWAY GOLF COMPANY

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$20,933	$47,340
Accounts receivable, net	297,709	100,664
Inventories, net	169,685	185,389
Deferred taxes	36,602	36,707
Other current assets	12,222	13,362

Total current assets	537,151	383,462
Property, plant and equipment, net	154,261	164,763
Intangible assets, net	148,344	149,635
Goodwill	20,257	20,216
Deferred taxes	12,871	12,289
Other assets	18,030	18,201

	$890,914	$748,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$101,152	$79,787
Accrued employee compensation and benefits	27,012	25,544
Accrued warranty expense	13,891	12,627
Line of credit	52,587	—
Capital leases, current portion	44	240
Income taxes payable	29,117	11,962

Total current liabilities	223,803	130,160
Long-term liabilities:
Deferred compensation	8,625	8,947
Energy derivative valuation account	19,922	19,922
Capital leases, long-term portion	47	154
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 83,716,194 and 83,710,094 issued at March 31, 2004 and December 31, 2003, respectively	837	837
Paid-in capital	416,324	400,939
Retained earnings	502,258	466,441
Accumulated other comprehensive income	6,335	2,890
Less: Grantor Stock Trust held at market value, 8,016,375 shares and 8,702,577 shares at March 31, 2004 and December 31, 2003, respectively	(152,151)	(146,638)

	773,603	724,469
Less: Common Stock held in treasury, at cost, 8,144,667 shares at March 31, 2004 and December 31, 2003	(135,086)	(135,086)

Total shareholders’ equity	638,517	589,383

	$890,914	$748,566

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2004		2003

Net sales	$363,786	100%	$271,719	100%
Cost of sales	197,595	54%	133,882	49%

Gross profit	166,191	46%	137,837	51%

Operating expenses:
Selling expenses	71,195	20%	48,901	18%
General and administrative expenses	22,861	6%	13,841	5%
Research and development expenses	8,109	2%	6,672	2%

Total operating expenses	102,165	28%	69,414	26%

Income from operations	64,026	18%	68,423	25%
Other income (expense), net	271		(1,184)

Income before income taxes	64,297	18%	67,239	25%
Provision for income taxes	23,752		24,762

Net income	$40,545	11%	$42,477	16%

Earnings per common share:
Basic	$0.60		$0.65
Diluted	$0.59		$0.64
Weighted-average shares outstanding:
Basic	67,285		65,736
Diluted	68,365		65,926

Dividends declared per share	$0.07		$0.07

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net income	$40,545	$42,477
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,812	10,457
(Gain) loss on disposal of long-lived assets	(106)	388
Tax benefit from exercise of stock options	996	105
Non-cash compensation	2	15
Net non-cash foreign currency hedging losses	1,764	1,182
Net loss from sale of marketable securities	—	98
Deferred taxes	754	341
Changes in assets and liabilities:
Accounts receivable, net	(194,969)	(134,334)
Inventories, net	17,410	29,091
Other assets	1,525	358
Accounts payable and accrued expenses	14,334	3,163
Accrued employee compensation and benefits	1,223	(4,857)
Accrued warranty expense	1,264	1,334
Income taxes payable	17,099	25,517
Deferred compensation	(429)	(286)

Net cash used in operating activities	(84,776)	(24,951)

Cash flows from investing activities:
Capital expenditures	(2,622)	(2,200)
Proceeds from sale of marketable securities	—	24
Proceeds from sale of capital assets	271	51

Net cash used in investing activities	(2,351)	(2,125)

Cash flows from financing activities:
Payments on financing arrangements	(53,900)	(770)
Proceeds from financing arrangements	106,487	—
Issuance of Common Stock	8,874	3,858
Acquisition of Treasury Stock	—	(3,220)

Net cash provided (used in) by financing activities	61,461	(132)

Effect of exchange rate changes on cash and cash equivalents	(741)	(42)

Net decrease in cash and cash equivalents	(26,407)	(27,250)
Cash and cash equivalents at beginning of period	47,340	108,452

Cash and cash equivalents at end of period	$20,933	$81,202

Non-cash financing activities:
Dividends payable	$4,728	$4,604

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

					Accumulated
	Common Stock				Other		Treasury Stock
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	GST	Shares	Amount	Total

Balance, December 31, 2003	83,710	$837	$400,939	$466,441	$2,890	$(146,638)	(8,145)	$(135,086)	$589,383

Exercise of stock options	6	—	(2,129)	—	—	8,168	—	—	6,039
Tax benefit from exercise of stock options	—	—	996	—	—	—	—	—	996
Compensatory stock and stock options	—	—	2	—	—	—	—	—	2
Employee stock purchase plan	—	—	(914)	—	—	3,749	—	—	2,835
Cash dividends declared	—	—	—	(4,728)	—	—	—	—	(4,728)
Adjustment of Grantor Stock Trust shares to market value	—	—	17,430	—	—	(17,430)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	526	—	—	—	526
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	2,919	—	—	—	2,919
Net income	—	—	—	40,545	—	—	—	—	40,545

Balance, March 31, 2004	83,716	$837	$416,324	$502,258	$6,335	$(152,151)	(8,145)	$(135,086)	$638,517

      The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

      The accompanying unaudited interim financial statements have been prepared by Callaway Golf Company (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. These consolidated condensed financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

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

      On September 15, 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.) and thereafter completed the valuation and settlement of certain additional assets related to Seller’s international operations (the “Top-Flite Acquisition”). The settlement of the international assets was effective October 1, 2003.

      The Company acquired the Top-Flite assets because they provided a unique opportunity to increase significantly the size and profitability of the Company’s golf ball business and the Company was able to purchase the acquired assets at less than their estimated fair value. The Company paid the cash purchase price for the Top-Flite Acquisition from cash on hand. The Company intends to continue the U.S. and foreign operations of the acquired golf assets, including the use of acquired assets in the manufacture of golf balls and golf clubs and the commercialization of the Top-Flite, and Ben Hogan brands, patents and trademarks.

      The Company’s consolidated statements of operations include the Company’s Top-Flite business results of operations for the three months ended March 31, 2004.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The Top-Flite Acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets is $183,049,000, which includes cash paid ($154,145,000), transaction costs (approximately $6,250,000), and assumed liabilities (approximately $22,654,000). The estimated fair value of the assets exceeded the estimated aggregate acquisition costs. As a result, the Company was required to reduce the carrying value of the acquired long-term assets on a pro rata basis. In accordance with applicable accounting rules, a full determination of the allocation of the aggregate acquisition costs will be made upon a final assessment of the estimated fair value of the acquired net assets. It is anticipated that the final assessment will be completed during the second quarter of 2004 and that the final allocation will not differ materially from the preliminary allocation. The preliminary allocation as of March 31, 2004 is as follows (in thousands):

Assets Acquired:
Accounts receivable	$44,840
Inventory	33,285
Other assets	1,147
Property and equipment	55,813
Intangible assets (Note 6)	47,964
Liabilities Assumed:
Current liabilities	(17,568)
Long-term liabilities	(5,086)

Total net assets acquired	$160,395

      During the first quarter of 2004, the Company recorded pre-tax charges of $5,108,000, associated with the integration of the Callaway Golf and Top-Flite operations. The integration charges included $2,838,000 of accelerated depreciation associated with golf ball manufacturing equipment that will no longer be in use upon completion of the Company’s integration efforts to consolidate the Callaway Golf and Top-Flite golf ball manufacturing operations. The integration charges also include employee costs, professional fees and building consolidation expenses.

3.	Accounting for Stock-Based Compensation

      The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For the three months ended March 31, 2003, the Company recorded compensation expense of $15,000, in net income as a result of the restricted stock awards granted in 1998. The restricted stock awards vested in January 2003. No expense was recorded during the three months ended March 31, 2004. All other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income from operations for those awards. Pro forma disclosures of net income and earnings per share, as if the fair value-based recognition provisions of SFAS No. 123,

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

“Accounting for Stock-Based Compensation” had been applied in measuring stock-based employee compensation expense, are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,

	2004	2003

Net income:
Net income, as reported	$40,545	$42,477
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,280)	(2,358)

Pro forma net income	$38,265	$40,129

Earnings per common share:
Basic — as reported	$0.60	$0.65
Basic — pro forma	$0.57	$0.61
Diluted — as reported	$0.59	$0.64
Diluted — pro forma	$0.56	$0.61

      The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,

	2004	2003

Dividend yield	1.7%	1.7%
Expected volatility	44.7%	49.6%
Risk free interest rates	2.21%-2.68%	2.15%-2.60%
Expected lives	3-4 years	3-4 years

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

4.	Marketable Securities and Other Investments

      The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Trading securities are carried at quoted fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are carried at quoted fair value, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated other comprehensive income. Investments in limited partnerships that do not have readily determinable fair values are stated at cost and are reported in other assets. Realized gains and losses are determined using the specific identification method and are included in other income (expense), net.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The Company held no marketable securities at March 31, 2004 or 2003. For the three months ended March 31, 2003, the Company recorded $98,000 of realized losses on available-for-sale securities and trading securities in other income (expense), net. No gains or losses were recorded during the three months ended March 31, 2004.

5.	Inventories

      Inventories are summarized below (in thousands):

	March 31,	December 31,
	2004	2003

Raw materials	$75,142	$76,122
Work-in-process	8,223	9,129
Finished goods	103,545	118,744

	186,910	203,995
Reserve for excess and obsolescence	(17,225)	(18,606)

	$169,685	$185,389

6.	Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class (in thousands):

		March 31, 2004			December 31, 2003
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

Non-amortizing:
Trade name, trademark and trade dress(1)		$119,709	$—	$119,709	$120,605	$—	$120,605
Amortizing:
Patents(2)	3-16	32,175	7,800	24,375	32,277	7,251	25,026
Other(3)	1-9	5,116	856	4,260	4,386	382	4,004

Total intangible assets		$157,000	$8,656	$148,344	$157,268	$7,633	$149,635

(1)  Acquired through acquisition transactions.

(2)  The gross balance of patents at March 31, 2004 and December 31, 2003 acquired during business acquisition transactions was $19,014,000 and $19,114,000, respectively. The accumulated amortization balance of acquired patents at March 31, 2004 and December 31, 2003, was $3,435,000 and $3,131,000, respectively.

(3)  The gross balance of other intangibles at March 31, 2004 and December 31, 2003 acquired during business acquisition transactions was $5,022,000 and $4,293,000, respectively. The accumulated amortization balance of other acquired intangibles at March 31, 2004 and December 31, 2003 was $833,000 and $364,000, respectively.

      Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 3 to 16 years. During the three months ended March 31, 2004 and 2003, aggregate amortization expense

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

was approximately $1,023,000 and $351,000, respectively. Amortization expense related to intangible assets at March 31, 2004 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2004	$3,126
2005	3,613
2006	2,660
2007	2,500
2008	2,361
2009	2,357
Thereafter	12,018

$28,635

      Changes in goodwill during the three months ended March 31, 2004 were due to foreign currency fluctuations.

7.	Financing Arrangements

      Effective November 10, 2003, the Company obtained a $100,000,000 revolving line of credit from Bank of America, N.A. and certain other lenders. The $100,000,000 credit facility is scheduled to be available until November 2004, subject to earlier termination in accordance with its terms and subject to extension upon agreement of all parties. Upon the expiration of the revolving credit facility, provided the Company is not in default of the terms of the revolving credit facility and subject to certain conditions, the Company has the option to convert the amounts outstanding under the revolving credit facility into a one-year term loan. At March 31, 2004, there were $52,587,000 of borrowings outstanding under the $100,000,000 line of credit and the Company was in compliance with the covenants and other terms thereof.

      Subject to the terms of the credit facility, the Company can borrow up to a maximum of $100,000,000. The Company is required to pay certain fees, including an unused commitment fee equal to 12.5 to 20.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s Consolidated Leverage Ratio. For purposes of the credit facility, “Consolidated Leverage Ratio” means, as of any date of determination, the ratio of “Consolidated Funded Indebtedness” as of such date to “Consolidated EBITDA” for the four most recent fiscal quarters (as such terms are defined in the credit facility agreement). Outstanding borrowings under the credit facility accrue interest at the Company’s election at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case less a margin of 50.0 to 100.0 basis points depending upon the Company’s Consolidated Leverage Ratio or (ii) the Eurodollar Rate (as such term is defined in the credit facility agreement) plus a margin of 75.0 to 125.0 basis points depending upon the Company’s Consolidated Leverage Ratio. The Company has agreed that repayment of amounts under the credit facility will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by the Company’s pledge of 65% of the stock it holds in certain of its foreign subsidiaries and by certain intercompany debt securities and proceeds thereof.

      The credit facility agreement requires the Company to maintain certain minimum financial covenants. Specifically, (i) the Company’s Consolidated Leverage Ratio may not exceed 1.25 to 1.00 and (ii) Consolidated EBITDA (which would exclude certain non-cash charges related to the restructuring of the Company’s golf ball operations) for any four consecutive quarters may not be less than $50,000,000. The credit facility agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other restrictions that are customary in credit facility

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

agreements of this type. The credit facility also contains other customary provisions, including affirmative covenants, representations and warranties and events of default.

      Effective March 15, 2004, as a result of the Top-Flite Acquisition and normal seasonality of the Company’s business, the Company obtained an additional $25,000,000 unsecured line of credit with Bank of America. The $25,000,000 unsecured line of credit is scheduled to be available until June 15, 2004, subject to earlier termination in accordance with its terms and is subject to generally the same covenants and other terms as are contained in the $100,000,000 credit facility. At March 31, 2004, there were no borrowings outstanding under the $25,000,000 unsecured line of credit and the Company was in compliance with the covenants and other terms thereof. The purpose of this commitment is to ensure an additional source of liquidity during the first part of the new golf season during which the Company typically uses more cash than it generates. During the second quarter, the Company typically begins generating cash in excess of its cash needs. The Company expects that all amounts borrowed under the Company’s credit facilities, will be paid off in full by the end of the second quarter.

      In connection with the Top-Flite Acquisition, the Company assumed capital lease obligations which had an aggregate outstanding balance of $91,000 at March 31, 2004, related primarily to computer and telecommunication systems. The lease agreements expire in 2006.

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

	Three Months Ended
	March 31,

	2004	2003

Beginning balance	$12,627	$13,464
Provision	4,132	4,103
Claims paid/costs incurred	(2,868)	(2,769)

Ending balance	$13,891	$14,798

9.	Earnings Per Share

      A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three months ended March 31, 2004 and 2003 is presented below (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Weighted-average shares outstanding:
Weighted-average shares outstanding — Basic	67,285	65,736
Dilutive securities	1,080	190

Weighted-average shares outstanding — Diluted	68,365	65,926

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      For the three months ended March 31, 2004 and 2003, options outstanding totaling 4,711,000 and 14,591,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

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

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”), for infringement of a golf ball aerodynamics patent owned by the Company, U.S. Patent No. 6,213,898 (the “Aerodynamics Patent”). On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that former MaxFli employees hired by the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages; an additional award of punitive damages equal to two times the compensatory damages; prejudgment interest; attorneys’ fees; a declaratory judgment; and injunctive relief. Both parties have amended their claims. The Company added a claim for false advertising and MaxFli added a claim for

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

inequitable conduct before the Patent and Trademark Office. MaxFli’s original report from its damages expert asserts that MaxFli is entitled to at least $18,500,000 in compensatory damages from the Company. MaxFli supplemented its damages report to seek an additional $11,300,000 in compensatory damages, for a total compensatory damages claim of approximately $30,000,000. The Company has submitted its own expert report seeking damages for false advertising. On November 12, 2003, pursuant to an agreement between the Company and MaxFli, the court dismissed the Company’s claim for infringement of the Aerodynamics Patent and all portions of MaxFli’s counterclaim related to the Aerodynamics Patent, thereby resolving that part of the case. The Company has moved to exclude MaxFli’s damages report, and is seeking summary judgment on all of MaxFli’s claims. If the Company’s summary judgment motions are denied, the trial is scheduled to commence in the summer of 2004. An unfavorable resolution of MaxFli’s counterclaim could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

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

      On July 3, 2003, Saso Golf, Inc. filed a lawsuit against the Company, Callaway Golf Sales Co., and an unrelated defendant in the United States District Court for the Northern District of Illinois, Case No. 03-CV-4646. Saso Golf alleges that sales of Callaway Golf’s metal woods, including but not limited to the original Callaway Golf Biggest Big Bertha, and Great Big Bertha infringe U.S. Patent No. 5,645,495 and seeks compensatory damages, treble damages, attorney’s fees, prejudgment interest, costs and injunctive relief. The Company has denied the allegations in the complaint. No trial date has been set.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Other Contingent Contractual Obligations

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has several consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2004 was not material to the Company’s financial position, results of operations or cash flows.

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

11.     Segment Information

      The Company’s operating segments are organized on the basis of products and include Golf Clubs and Golf Balls. The Golf Clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, irons, wedges and putters as well as Odyssey putters and other golf-related accessories. The Golf Balls segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan golf balls that are designed, manufactured and sold by the Company. There are no significant intersegment transactions.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended
	March 31,

	2004	2003

Net sales(1)
Golf clubs	$291,690	$258,027
Golf balls	72,096	13,692

	$363,786	$271,719

Income (loss) before provision for income taxes(1)
Golf clubs	$83,239	$83,629
Golf balls(2)	(1,381)	(4,740)
Reconciling items(3)	(17,561)	(11,650)

	$64,297	$67,239

Additions to long-lived assets(1)
Golf clubs	$1,929	$2,160
Golf balls	693	40

	$2,622	$2,200

(1)  The information presented in this table includes the operations of Top-Flite for the first quarter of 2004 but not the comparable period in 2003 as the Top-Flite Acquisition did not occur until the third quarter of 2003.

(2)  The Company’s 2004 income (loss) before provision for income taxes includes the recognition of integration charges in the amount of approximately $5.1 million related to the integration of the Callaway Golf and Top-Flite golf ball operations.

(3)  Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      At March 31, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts were approximately $101,640,000 and $126,585,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At March 31, 2004, the fair value of foreign currency-related derivatives were recorded as current assets of $694,000 and current liabilities of $1,425,000.

      At March 31, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $23,674,000 and $29,983,000, respectively. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three months ended March 31, 2004 and 2003, the Company recorded the following activity in OCI (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Beginning OCI balance related to cash flow hedges	$(2,518)	$(1,362)
Add: Net gain/(loss) initially recorded in OCI	130	(1,185)
Deduct: Net gain/(loss) reclassified from OCI into earnings	(1,739)	(1,070)

Ending OCI balance related to cash flow hedges	$(649)	$(1,477)

      During the three months ended March 31, 2004 and 2003, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of March 31, 2004, $649,000 of deferred net losses related to derivative instruments designated as cash flow hedges were included in OCI. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from OCI into earnings. The Company does not expect that such reclassifications will have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three months ended March 31, 2004 and 2003, the Company recorded net losses of $26,000 and $112,000, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At March 31, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $77,966,000 and $96,602,000, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended March 31, 2004 and 2003, the Company recorded net losses of $511,000 and $768,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

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

	Three Months Ended
	March 31,

	2004	2003

Net income	$40,545	$42,477
Other comprehensive income:
Foreign currency translation	526	17
Net unrealized gain on cash flow hedges, net of tax	2,919	667
Change in unrealized loss on marketable securities	—	92

Comprehensive income	$43,990	$43,253

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors” on the inside cover of this report.

Regulation G Disclosure

      The Company’s discussion and analysis of its results of operations, financial condition and liquidity set forth in this Item 2 have been derived from financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition to the GAAP results of operations, the Company has also provided additional information concerning the Company’s results that includes certain financial measures not prepared in accordance with GAAP. The non-GAAP financial measures included in this discussion are pro forma net income and earnings per share amounts that exclude the 2004 pre-tax charges of $5.1 million associated with the integration of the Top-Flite business. This discussion also includes results of the Callaway Golf brand (including Odyssey) operations and Top-Flite brand (including Ben Hogan) operations on a stand-alone basis and/or excluding such integration charges, although such operations are not reportable business segments. These non-GAAP financial measures should not be considered a substitute for any measure derived in accordance with GAAP. These non-GAAP financial measures may also be inconsistent with the manner in which similar measures are derived or used by other companies. Management believes that the presentation of such non-GAAP financial measures, when considered in conjunction with the most directly comparable GAAP financial measures, provides useful information to investors by permitting additional relevant period-to-period comparisons of the historical operations of the Callaway Golf business excluding the operations of the recently acquired Top-Flite business, as well as information concerning operations excluding the effect of significant special charges such as the 2004 Top-Flite integration charges. The Company has included in this discussion supplemental information which reconciles those non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with GAAP.

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

Results of Operations

Three-Month Periods Ended March 31, 2004 and 2003

      Net sales increased 34% to $363.8 million for the three months ended March 31, 2004 as compared to $271.7 million for the comparable period in the prior year. The overall increase in net sales was primarily due to a $58.4 million (427%) increase in the sales of golf balls, combined with a $30.9 million (33%) increase in the sales of woods and a $15.0 million (77%) increase in the sales of accessories and other products. The significant increase in golf ball sales was due primarily to the addition of $44.8 million of Top-Flite (including Ben Hogan) golf ball sales. The aggregate increases in net sales were partially offset by an $8.0 million (18%) decrease in sales of putters and a $4.2 million (4%) decrease in sales of irons in the first quarter of 2004 as compared to the first quarter of 2003. In addition, as compared to 2003, the translation of foreign currency sales into U.S. dollars for reporting purposes had a $15.6 million positive impact upon net sales for the first quarter of 2004, as measured by applying 2003 exchange rates to 2004 reported net sales.

      As compared to the first quarter of 2003, the Company’s first quarter of 2004 net sales were significantly affected by the addition of $66.5 million in sales of Top-Flite and Ben Hogan branded products. The Company also believes that its overall net sales were positively impacted by a broad product offering, including the new ERC Fusion Drivers and Fairway Woods and HX Tour Golf Balls, an improving economy and job market in the United States which had a positive impact on overall consumer spending and contributed to a strong early season golf retail environment. Golf Datatech has reported that the number of golf rounds played in the United States increased 4% during the first quarter of 2004, as compared to the same period in 2003, and March marked the sixth consecutive month of year over year increases in rounds played in the United States.

      Net sales information by product category is summarized as follows (in millions):

	For the Three
	Months Ended
	March 31,		Growth/(Decline)

	2004	2003	Dollars	Percent

Net sales:
Woods	$123.8	$92.9	$30.9	33%
Irons(*)	96.5	100.7	(4.2)	(4)%
Putters	36.9	44.9	(8.0)	(18)%
Golf balls	72.1	13.7	58.4	427%
Accessories and other(*)	34.5	19.5	15.0	77%

	$363.8	$271.7	$92.1	34%

(*)	Beginning with the first quarter of 2004, the Company includes wedge sales with iron sales. Previously, wedge sales were included as a component of the accessories and other category and prior periods have been reclassified to conform with the current period presentation.

      The $30.9 million (33%) increase in net sales of woods to $123.8 million represents an increase in both unit and dollar sales. This increase is primarily attributable to a growth in sales of ERC Fusion Driver and Fairway Woods, Great Big Bertha II 415 Drivers and Big Bertha Titanium Drivers and Steel Fairway Woods. The increases in sales of these products were expected as the Company’s products generally sell better in their first year after introduction and these are all new products. These increases were partially offset by decreases in sales of Great Big Bertha II Drivers and Fairway Woods and Big Bertha Steelhead III Woods, which were launched during the fourth quarter of 2002.

      The $4.2 million (4%) decrease in net sales of irons to $96.5 million represents a decrease in both unit and dollar sales. The sales decline was due primarily to a decrease in sales of the Steelhead X-16 Stainless Steel Irons released in January 2003 and Big Bertha ’02 Irons launched in January 2002. The decline in sales of these products was expected as they generally sell better in the first year after introduction. This sales decline was partially offset by an increase in sales of Big Bertha ’04 Irons which were launched in October 2003.

      The $8.0 million (18%) decrease in net sales of putters to $36.9 million is attributable to decreased sales of the Company’s DFX line of Odyssey putters partially offset by the addition of Top-Flite and Ben Hogan putters, the introduction of the Callaway Golf Tour Blue putter and the continued success of the Odyssey White Hot 2-ball putter.

      The $58.4 million (427%) increase in net sales of golf balls to $72.1 million is primarily attributable to the addition of sales of the Top-Flite and Ben Hogan golf ball products in the first quarter of 2004 as a result of the Top-Flite acquisition in late 2003, as well as strong sales for the newly released Callaway Golf balls. Sales of the Top-Flite and Ben Hogan brand balls were $44.8 million for the three months ended March 31, 2004. Callaway Golf ball sales during the first quarter of 2004 were $27.4 million, an increase of $13.7 million (100%) from the first quarter of 2003. The increase in Callaway Golf brand balls was primarily due to sales of the HX Tour and Big Bertha balls, both released in the last quarter of 2003, partially offset by declines in the HX 2-piece ball released in 2002 and the CB1 and CTU 30 balls which were released in 2001. The Company believes that its Callaway Golf ball sales during the quarter were positively affected by the addition of two new products to the product line for the current year and the absence of any new Callaway Golf ball product introductions in the first quarter of 2003.

      The $15.0 million (77%) increase in sales of accessories and other products is primarily attributable to sales of Top-Flite and Ben Hogan bags, gloves and other accessories combined with an increase in sales of Callaway Golf bags and accessories and the 2004 introduction of the Game Enjoyment System (GES) (a new product offering consisting of a golf bag, guidebook and seven golf clubs designed for players with slower swing speeds).

      Net sales information by regions is summarized as follows (in millions):

	For the Three
	Months Ended
	March 31,		Growth/(Decline)

	2004	2003	Dollars	Percent

Net sales:
United States	$217.6	$149.3	$68.3	46%
Europe	67.2	50.2	17.0	34%
Japan	31.7	33.2	(1.5)	(5)%
Rest of Asia	16.0	17.7	(1.7)	(10)%
Other foreign countries	31.3	21.3	10.0	47%

	$363.8	$271.7	$92.1	34%

      Net sales in the United States increased $68.3 million (46%) to $217.6 million during the first quarter of 2004 versus the first quarter of 2003. Overall, the Company’s sales in regions outside of the United States increased $23.8 million (19%) to $146.2 million during the first quarter of 2004 versus the same quarter of 2003. As compared to the first quarter of 2003, net sales for the first quarter of 2004 in the United States and in regions outside of the United States were significantly positively affected by the addition of sales of Top-Flite and Ben Hogan products in the amount of $44.5 million (in the United States) and $22.0 million (outside of the United States). The overall increase in international sales is primarily attributable to a $17.0 million (34%) increase in sales in Europe and a $10.0 million (47%) increase in sales in other regions outside of the United States. These increases were partially offset by a $1.7 million (10%) decrease in sales in Rest of Asia, which includes Korea, and a $1.5 million (5%) decrease in sales in Japan. In addition, as compared to 2003, the Company’s 2004 reported net sales in regions outside of the United States were affected by the translation of foreign currency sales into U.S. dollars based upon 2004 exchange rates. As compared to 2003, the translation of foreign currency sales into U.S. dollars for reporting purposes had a $15.6 million positive impact upon net sales for the first quarter of 2004, as measured by applying 2003 exchange rates to 2004 reported net sales.

      For the first quarter of 2004, gross profit increased $28.4 million to $166.2 million from $137.8 million in the first quarter of 2003. Gross profit as a percentage of net sales decreased to 46% of net sales in the first quarter of 2004 from 51% in the comparable period of 2003. This decline in the Company’s gross profit percentage was primarily attributable to lower average selling prices as a result of reduced pricing on older products, lower margins in the Top-Flite business (as compared to the Callaway Golf business) and the costs related to the integration of the Top-Flite and Callaway Golf operations, partially offset by higher woods margins and improved margins on the Callaway Golf ball business. This decline in gross profit percentage was also partially offset by the recovery of a previously paid customs and duty assessment in Korea.

      Selling expenses increased $22.3 million (46%) to $71.2 million in the first quarter of 2004 as compared to $48.9 million in the comparable period of 2003. As a percentage of sales, the expenses increased to 20% in the first quarter of 2004 from 18% in the first quarter of 2003. The dollar increase in expenses was primarily due to the addition of Top-Flite selling expenses of $16.9 million incurred in 2004. Excluding these Top-Flite expenses, selling expenses in the first quarter of 2004 increased $5.4 million. This increase was primarily attributable to an increase of $2.9 million in tour expenses and a $2.2 million increase in employee costs.

      General and administrative expenses increased $9.1 million (65%) in the first quarter of 2004 to $22.9 million from $13.8 million in the first quarter of 2003. As a percentage of sales, the expenses increased to 6% in the first quarter of 2004 from 5% in the first quarter of 2003. The dollar increase was primarily due to the addition of Top-Flite general and administrative expenses incurred in 2004 of $5.8 million. Excluding these Top-Flite expenses, general and administrative expenses in the first quarter of 2004 increased $3.3 million. This increase was primarily due to a $1.6 million increase in employee costs and a $1.1 million increase in professional service fees.

      Research and development expenses increased $1.4 million (22%) in the first quarter of 2004 to $8.1 million from $6.7 million in the comparable period of 2003. As a percentage of sales, the expenses remained constant at 2%. The dollar increase was primarily due to the addition of Top-Flite research and development expenses incurred in 2004 of $1.2 million.

      Other income increased to $0.3 million in the first quarter of 2004 as compared to other expenses of $1.2 million in the first quarter of 2003. The $1.5 million of additional other income is primarily attributable to a $0.3 million decrease in foreign currency contract losses, a $0.3 million increase in foreign currency transaction gains and a decline in net interest expense of $0.3 million during the first three months of 2004 as compared to the same period in 2003. The decrease in interest expense is primarily due to the fees associated with the 2003 termination of a prior accounts receivable securitization agreement partially offset by interest expense incurred on the line of credit balances outstanding during 2004.

      Net income for the first quarter of 2004 decreased 5% to $40.5 million from $42.5 million in the comparable period in 2003. Diluted earnings per share for the first quarter of 2004 decreased 8% to $0.59 from $0.64 in the comparable period in 2003. Net income and diluted earnings per share in 2004 were negatively affected by after-tax charges relating to the integration of the Callaway Golf and Top-Flite operations in the amount of $3.2 million and $0.05 per share, respectively. Excluding these integration charges, as compared to the first quarter of 2003, for the first quarter of 2004, (i) pro forma net income would have increased 3% to $43.8 million and (ii) pro forma diluted earnings per share would have remained the same at $0.64 per share.

      In order to assist investors with period over period comparisons of the Callaway Golf business and to provide investors with additional insight into the effect that the addition of Top-Flite had on the Company’s results and the effect that the integration charges had on the Company’s results, the Company has provided the following reconciling information in accordance with Regulation G (in thousands, except per share data):

	Quarter Ended March 31,

	2004				2003(*)

	Callaway	Top-Flite	Integration
	Golf	Golf	Charges	Total	Total

Net sales	$297,284	$66,502	$—	$363,786	$271,719
Gross profit	146,061	23,600	(3,470)	166,191	137,837
% of sales	49%	35%	n/a	46%	51%
Operating expenses	77,703	22,824	1,638	102,165	69,414

Income from operations	68,358	776	(5,108)	64,026	68,423
Other income (expense), net	173	98	—	271	(1,184)

Income before income taxes	68,531	874	(5,108)	64,297	67,239
Income tax provision	25,316	323	(1,887)	23,752	24,762

Net income	$43,215	$551	$(3,221)	$40,545	$42,477

Diluted earnings per share	$0.63	$0.01	$(0.05)	$0.59	$0.64
Weighted-average shares outstanding	68,365	68,365	68,365	68,365	65,926

(*)	During the latter part of 2003, the Callaway Golf Company completed the acquisition of substantially all of the golf-related assets of the Top-Flite Golf Company. Therefore, the results reported for the quarter ended March 31, 2003 reflect only the Callaway Golf and Odyssey brand operations as there were no Top-Flite Golf operating results or integration charges for such period.

Financial Condition

      Cash and cash equivalents decreased $26.4 million (56%) to $20.9 million at March 31, 2004, from $47.3 million at December 31, 2003. During the first quarter of 2004, the Company also utilized a line of credit, which had a balance of $52.6 million at March 31, 2004. The overall decrease in cash primarily resulted from cash used in operating activities of $84.8 million and cash used in investing activities of $2.4 million, partially offset by cash provided by financing activities of $61.5 million. Cash flows used in operating activities for the three months ended March 31, 2004, reflect a net $195.0 million increase in accounts receivable, partially offset by net income, adjusted for depreciation and amortization, of $54.4 million, a $17.4 million decrease in inventory, a $17.1 million increase in income taxes payable and a $14.3 million increase in accounts payable. Cash flows used in investing activities reflect capital expenditures of $2.6 million, partially offset by proceeds from the sale of capital assets of $0.3 million. Cash flows provided by financing activities are primarily attributable to $52.6 million of net proceeds from the line of credit and $8.9 million of proceeds received from the exercise of employee stock options and purchases under the employee stock purchase plan. During the three months ended March 31, 2004, the Company declared a $0.07 per share dividend that was paid in the amount of $4.7 million in April 2004.

      As discussed below, the Company’s business is seasonal and during the first quarter the Company typically uses more cash than it generates as it builds inventory for the new golf season and until it collects the cash for amounts sold during the first quarter. The Company generally has funded this seasonal cash need through its cash reserves. The Company’s cash reserves, however, were significantly reduced in late 2003 as the Company used $154.1 million of cash to complete the Top-Flite Acquisition. As a result, during the first quarter of 2004, the Company funded a significant portion of its cash requirements with borrowings from its credit facilities. As the Company begins accumulating cash during the second quarter of 2004, the Company expects to pay off the amounts owed under its credit facilities.

      At March 31, 2004, the Company’s net accounts receivable increased $197.0 million to $297.7 million from $100.7 million at December 31, 2003. The increase is primarily due to seasonal trends (see below “Certain Factors Affecting Callaway Golf Company — Seasonality and Adverse Weather Conditions”). The Company’s accounts receivable also increased $100.0 million over the Company’s accounts receivable at March 31, 2003 partially due to the addition of Top-Flite’s accounts receivable. Excluding the Top-Flite’s balances, accounts receivable would have increased $44.0 million. This increase is primarily attributable to an increase in sales as well as extended terms offered on a limited basis in connection with certain special pre-season sales programs.

      At March 31, 2004, the Company’s net inventory decreased $15.7 million to $169.7 million from $185.4 million at December 31, 2003. The decrease is consistent with seasonal trends (see below “Certain Factors Affecting Callaway Golf Company — Seasonality and Adverse Weather Conditions”). The Company’s net inventory increased $47.1 million as compared to the Company’s net inventory at March 31, 2003, primarily due to the addition of Top-Flite’s inventory. Excluding Top-Flite’s balances, net inventory levels would have remained relatively unchanged as compared to net inventory levels at March 31, 2003.

      At March 31, 2004, the Company’s net property, plant and equipment decreased $10.5 million to $154.3 million from $164.8 million at December 31, 2003. This decrease is primarily due to depreciation of $12.8 million during the first three months of 2004, partially offset by additions of $2.6 million during the same period.

Liquidity

Sources of Liquidity

      The Company’s principal sources of liquidity, both on a short-term and long-term basis, for the periods presented generally have been cash flows provided by operations. The Company currently expects this to continue over the long-term. In the short term, however, given the significant amount of cash used in the Top-Flite Acquisition, the Company intends to supplement its cash provided by operations with its credit facilities. At March 31, 2004, the Company had a revolving line of credit with Bank of America and certain other lenders to borrow up to $100.0 million (the “Credit Facility”). At March 31, 2004, the Company was in compliance with the covenants prescribed by the Credit Facility. As expected, during the first quarter of 2004 the Company began using its line of credit and there were $52.6 million of borrowings outstanding under the Credit Facility at March 31, 2004. Also during the first quarter of 2004, as a result of the recent Top Flite Acquisition and normal seasonality of the Company’s business, the Company obtained a $25.0 million unsecured line of credit with Bank of America. The $25.0 million unsecured line of credit is scheduled to be available until June 2004, subject to earlier termination in accordance with its terms, and is generally subject to the same pricing, covenants and other terms as are contained in the $100.0 million Credit Facility. At March 31, 2004, there were no outstanding borrowings under the $25.0 million line of credit. The purpose of the $25.0 million line of credit is to ensure an additional source of liquidity during the first part of the new golf season during which the Company typically uses more cash than it generates. During the second quarter, the Company typically begins generating cash in excess of its cash needs. The Company expects that all amounts borrowed under its credit facilities will be paid off by the end of the second quarter.

      The $100.0 million Credit Facility is scheduled to be available until November 2004, subject to earlier termination in accordance with its terms and subject to extension upon agreement of all parties. Upon the expiration of the Credit Facility, provided the Company is not in default of the terms of the Credit Facility and subject to certain conditions, the Company has the option to convert the amounts outstanding under the Credit Facility into a one-year term loan.

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

Share Repurchases

      In May 2002, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $50.0 million. The following schedule summarizes the status of the Company’s repurchase programs (in thousands, except per share data):

	Three Months Ended March 31,

	2004		2003

	Shares	Average Cost	Shares	Average Cost
	Repurchased	Per Share	Repurchased	Per Share

Authority Announced in May 2002	—	$—	276	$11.65

      As of March 31, 2004, the Company is authorized to repurchase up to $14.3 million of its Common Stock under the repurchase program announced in May 2002. The Company’s repurchases of shares of Common Stock are recorded at average cost in Common Stock held in treasury and result in a reduction of shareholders’ equity.

Other Significant Cash and Contractual Obligations

      The following table provides, as of March 31, 2004 certain significant cash and contractual obligations that will affect the Company’s future liquidity (in millions):

	Payments Due By Period

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Line of credit	$52.6	$52.6	$—	$—	$—
Long-term debt obligations	—	—	—	—	—
Operating leases(1)	15.4	5.2	6.3	2.5	1.4
Capital leases(2)	0.1	0.1	—	—	—
Unconditional purchase obligations	(3)	(3)	—	—	—
Deferred compensation(4)	8.6	1.2	0.9	0.5	6.0

Total(5)	$76.7	$59.1	$7.2	$3.0	$7.4

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

(3)  Occasionally the Company enters into long-term purchase commitments for production materials and other items; however, at March 31, 2004, the Company had no such outstanding commitments. The Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or are undocumented except for an invoice. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.

(4)  The amounts presented in this line item represent the liability for the Company’s unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9.9 million at March 31, 2004.

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

      In addition to the obligations listed above, the Company has entered into contracts with professional golfers to evaluate and promote Callaway Golf, Odyssey, Top-Flite and Ben Hogan branded products. Many of these contracts provide incentives for successful performances using the Company’s products. For example, under these contracts, the Company could be obligated to pay a cash bonus to a professional who wins a particular tournament while playing the Company’s golf clubs or golf balls. It is not possible to predict with any certainty the amount of such performance awards the Company will be required to pay in any given year. Such expenses, however, are an ordinary part of the Company’s business and the Company does not believe that the payment of these performance awards will have a material adverse effect upon the Company. See below “Certain Factors Affecting Callaway Golf Company — Golf Professional Endorsements.”

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has several consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2004 was not material to the Company’s financial position, results of operations or cash flows.

      In addition to the cash and contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See below “Part II, Item I — Legal Proceedings.”

Sufficiency of Liquidity

      Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its credit facilities, will be sufficient to finance current operating requirements, planned capital expenditures, contractual obligations and commercial commitments, for the next twelve months. There can be no assurance, however, that future industry specific or other developments, general economic trends or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements. See below “Certain Factors Affecting Callaway Golf Company.”

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

      The Company believes the Enron Contract has been terminated, and as of April 30, 2004, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

Certain Factors Affecting Callaway Golf Company

      The financial statements contained in this report and the related discussion describe and analyze the Company’s financial performance and condition for the periods presented. For the most part, this information is historical. The Company’s prior results, however, are not necessarily indicative of the Company’s future performance or financial condition. The Company has also included certain forward-looking statements concerning the Company’s future performance or financial condition. These forward-looking statements are based upon current information and expectations and actual results could differ materially. The Company therefore has included the following discussion of certain factors that could cause the Company’s future performance or financial condition to differ materially from its prior performance or financial condition or from management’s expectations or estimates of the Company’s future performance or financial condition. These factors, among others, should be considered in assessing the Company’s future prospects and prior to making an investment decision with respect to the Company’s stock.

Top-Flite Golf Company Asset Acquisition

      In September 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of the TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.), which included golf ball manufacturing facilities, the Top-Flite and Ben Hogan brands, and all golf-related patents and trademarks. The Company faces certain challenges associated with this acquisition, including (i) reinvigorating the Top-Flite brands in the marketplace, (ii) the assimilation of the Top-Flite and Callaway Golf brands in the marketplace without negatively affecting the sales of either brand, (iii) the integration and consolidation of the Callaway Golf and Top-Flite golf ball manufacturing operations, (iv) the ability to maintain good customer relations and service as the Company integrates international Top-

Flite sales and distribution operations with the Company’s existing foreign subsidiaries, (v) operating all or almost all of the golf ball manufacturing operations in a mature facility that is located in a harsh climate across the country from the Company’s principal executive offices and that has a unionized workforce, and (vi) the employee and other issues inherent in any consolidation. Furthermore, the integration and consolidation of the acquired assets will require a considerable amount of time and attention of senior management and others, which could have an adverse effect upon the Company’s club business.

      In addition, in connection with the integration and consolidation of the golf ball manufacturing operations, the Company has incurred and expects to incur additional significant charges to earnings. During the fourth quarter of 2003, the Company recorded a charge for $24.1 million related to the disposal of certain golf ball manufacturing equipment. During the first quarter of 2004, the Company incurred additional integration charges in the amount of approximately $5.1 million and on April 22, 2004, the Company announced that the total integration charges for 2004 (including the $5.1 million incurred during the first quarter) are estimated to be approximately $35.0 million.

      Finally, the Company has spent a considerable amount of cash to complete the Top-Flite Acquisition and there is no assurance that the Company will realize a satisfactory return on its investment.

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

(f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.). Furthermore, until the Company completes the integration of the Callaway Golf and Top-Flite golf ball manufacturing operations, the Company will have excess manufacturing capacity which will result in excess costs in its golf ball business. Until the manufacturing operations are right-sized, the profitability of the Company’s golf ball businesses will continue to be negatively affected.

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

Dependence on Energy Resources

      The Company’s golf club and golf ball manufacturing facilities in California use, among other resources, significant quantities of electricity to operate. In 2001, some companies in California, including the Company, experienced periods of blackouts during which electricity was not available. The Company has taken certain steps to provide access to alternative power supplies for certain of its operations, and believes that these measures could mitigate any impact resulting from possible future blackouts. The Company is currently purchasing for its California operations wholesale energy through the Company’s California energy service provider under short-term contracts. From time to time, legislation has been introduced that would restrict the Company’s ability to purchase wholesale energy through its energy service provider. If any such legislation were passed, the Company may be required to purchase energy from the local public utility, which could cause the Company’s cost of energy to increase. If the Company’s costs of energy were to increase as a result of such legislation or otherwise, the Company’s results of operations would be adversely affected.

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

      The Company’s size has made it a large consumer of certain materials, including titanium alloys, carbon fiber and rubber. The Company does not make these materials itself, and must rely on its ability to obtain adequate supplies in the world marketplace in competition with other users of such materials. While the Company has been successful in obtaining its requirements for such materials thus far, there can be no assurance that it always will be able to do so. An interruption in the supply of the materials used by the Company or a significant change in costs could have a material adverse effect on the Company.

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

      Golf Balls. The golf ball business is also highly competitive and may be becoming even more competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated market share in excess of 50%. As competition in this business increases, many of these competitors are substantially discounting the prices of their products and/or increasing advertising, tour or other promotional support. This increased competition has resulted in significant expenses for the Company in both tour and advertising support and product development. Unless there is a change in competitive conditions, these pricing pressures and increased costs will continue to adversely affect the profitability of the Company’s golf ball businesses.

      On a consolidated basis, no one customer that distributes golf clubs or balls in the United States accounted for more than 4% of the Company’s revenues in 2003, 2002 or 2001. On a segment basis, our golf ball customer base is much more concentrated than our golf club customer base. In 2004, it is expected that the top five golf ball customers will account for over 25% of our total golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

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

      The Company’s newly introduced golf club products generally have a product life cycle of up to two years. These products generally sell significantly better in the first year after introduction as compared to the second year. In certain markets, such as Japan, the decline in sales during the second year is even more significant. The Company’s titanium metal wood products generally sell at higher price points than its comparable steel metal wood products. Historically, the Company’s wood products generally have achieved better gross margins than its comparable iron products. The Company’s sales and gross margins for a particular period may be negatively or positively affected by the mix of new products sold in such period.

Seasonality and Adverse Weather Conditions

      In addition to the effects of product cycles described above, the Company’s business is also subject to the effects of seasonal fluctuations. The Company’s first quarter sales generally represent the Company’s sell-in to the golf retail channel of its products for the new golf season. Orders for many of these sales are received during the fourth quarter of the prior year. The Company’s second and third quarter sales generally represent re-order business. Sales during the second and third quarters therefore are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of the products of the Company’s competitors. Retailers are sometimes reluctant to re-order the Company’s products in significant quantity when they already have excess inventory of the Company’s or it competitors’ products. The Company’s sales during the fourth quarter are generally significantly less than the other quarters because in general in the Company’s principal markets less people are playing golf during that time of year due to cold weather. Furthermore, it previously was the Company’s practice to announce its new product line at the beginning of each calendar year. The Company has departed from that practice and now generally announces its new product line in the fourth quarter to allow retailers to plan better. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products and/or result in close-out sales at reduced prices.

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

      The Rules of Golf as published by the R&A and the USGA are virtually the same except with respect to the regulation of “driving clubs.” The R&A rules currently permit drivers with a higher coefficient of restitution (“COR”) than is permitted under the USGA rules. As a result, in jurisdictions where the R&A rules are followed the Company markets and sells drivers with a higher COR that conform to the R&A rules but not the USGA rules (the “Plus Drivers”). In those jurisdictions where the USGA rules are followed the Company markets and sells its standard drivers that conform to both the R&A and the USGA rules. All of the Company’s other products are believed to conform to both the USGA and R&A rules.

      However, effective January 1, 2008 the Plus Drivers will not be conforming under the generally applicable Rules of Golf as published by the R&A. It is not clear what effect the change in rules will have upon demand for high COR drivers in R&A jurisdictions as 2008 approaches or subsequent to the implementation of the new restrictions. It is possible that some jurisdictions and/or golfers will choose not to follow the R&A’s changes and will instead continue to use high COR drivers. This uncertainty adversely affects the Company’s research and development and manufacturing operations which must plan and commit resources years in advance of a new product release. If the Company does not accurately anticipate consumer reaction to the new rules, the Company’s sales in such jurisdictions could be adversely affected and the Company could be required to expend significant resources to change its product offerings at such time. The Company also believes that the general confusion created by the ruling bodies of golf as to what is a conforming or non-conforming driver and the limits imposed on new driver technology have hurt sales of drivers generally.

      In addition, there is no assurance that the Company’s future products will satisfy USGA and/or R&A standards, or that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company’s products or the Company’s brand. If a change in rules were adopted and caused one or more of the Company’s current products to be non-conforming, the Company’s sales of such products could be adversely affected. Furthermore, any such new rules could restrict the Company’s ability to develop new products.

Golf Professional Endorsements

      The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf, Odyssey, Top-Flite and Ben Hogan branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Nationwide Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of the Company’s professional endorsers were to stop using the Company’s products contrary to their endorsement agreements, the Company’s business could be adversely affected in a material way by the negative publicity or lack of endorsement.

      The Company believes that professional usage of its golf clubs and golf balls contributes to retail sales. The Company therefore spends a significant amount of money to secure professional usage of its products. Many other companies, however, also aggressively seek the patronage of these professionals and offer many inducements, including significant cash rewards and specially designed products. There is a great deal of competition to secure the representation of tour professionals. As a result, it is becoming increasingly difficult and more expensive to attract and retain such tour professionals. The inducements offered by other companies could result in a decrease in usage of the Company’s products by professional golfers or limit the Company’s ability to attract other tour professionals. A decline in the level of professional usage of the Company’s products could have a material adverse effect on the Company’s sales and business.

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

      As a result of this international business, the Company is exposed to increased risks inherent in conducting business outside of the United States. In addition to foreign currency risks, these risks include (i) increased difficulty in protecting the Company’s intellectual property rights and trade secrets, (ii) unexpected government action or changes in legal or regulatory requirements, (iii) social, economic or political instability, (iv) the effects of any anti-American sentiments on the Company’s brands or sales of the Company’s products, (v) increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for its foreign operations, and (vi) increased exposure to interruptions in air carrier or shipping services which interruptions could significantly adversely affect the Company’s ability to obtain timely delivery of components from international suppliers or to timely deliver its products to international customers. Although the Company believes the benefits of conducting business internationally outweigh these risks, any significant adverse change in circumstances or conditions could have a significant adverse effect upon the Company’s operations and therefore financial performance and condition.

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

Change In Accounting Rules

      The Company currently and historically has accounted for its stock based compensation under Accounting Principles Board Opinion No. 25 (“APB No. 25”). Under APB No. 25, the Company is not required to record compensation expense for stock option grants to employees when the exercise price of the award is equal to the fair market value of the common stock on the date of grant. The Financial Accounting Standards Board has recently proposed rules which, if adopted as anticipated, would require the Company in 2005 to begin recording compensation expense for such stock option awards based upon the fair value of such awards. As a result, beginning in 2005, it is anticipated that the Company will be required to record compensation expense for any such awards granted in 2005 as well as awards granted prior to 2005 which vest in 2005 or thereafter. Such noncash compensation expense is anticipated to have a significant effect upon the Company’s reported earnings.

      Although the Company has historically provided in the notes to its financial statements pro forma earnings information showing what the Company’s results would have been had the Company been recording compensation expense for such awards, the amount of such expense was not reflected in its financial results. Consequently, if the Company begins recording such compensation expense in 2005, the period over period comparisons will be significantly affected by the inclusion of such expense in 2005 and the absence of such expense from 2004 and prior periods. If investors do not appropriately consider these changes in accounting rules, the price at which the Company’s stock is traded could be significantly adversely affected.

     Analyst Guidance, Media Reports and Market Volatility

      The Company’s stock is traded publicly, principally on the New York Stock Exchange. As a result, at any given time, there are usually various securities analysts which follow the Company and issue reports on the Company. These reports include information about the Company’s historical financial results as well as the analysts’ estimates of the Company’s future performance. The analysts’ estimates are based upon their opinions and are often different from the Company’s own estimates or expectations. The Company has a policy against issuing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. In addition to analyst reports, the media also reports its opinion on the Company’s results. These media reports are often written quickly so as to be the first to the news wire and in an attempt to garner attention often lead with headlines that are not representative of the substance of the article. Furthermore, these media reports, which are often written by writers who are not financial experts, reflect only the writers’ views of the Company’s results. Investors should not assume that the Company agrees with such media reports or the manner in which the Company’s results are presented or characterized in such reports.

      The price at which the Company’s stock is traded on the securities exchanges is based upon many factors. In the short-term, the price at which the Company’s stock is traded can be significantly affected, positively or negatively, by analysts reports and media reports, regardless of the accuracy of such reports. Over the long-term, the price at which the Company’s stock is traded should tend to reflect the Company’s performance irrespective of such reports.

      It is the Company’s current practice to provide investors with estimates of anticipated revenues and earnings per share on an annual basis and to report each quarter on how the Company is progressing toward the achievement of those annual targets. The Company cannot predict its results with certainty. The Company’s estimates are based upon the information available and management’s expectations at the time such estimates are made and actual results could differ materially. See “Important Notice to Investors” on the inside cover of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company uses derivative financial instruments for hedging purposes to limit its exposure to changes in foreign exchange rates. Transactions involving these financial instruments are with credit-worthy firms. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company also utilized a derivative commodity instrument, the Enron Contract, to manage electricity costs in the volatile California energy market during the period of June 2001 through November 2001. Pursuant to its terms, the Enron Contract was terminated. The Company is also exposed to interest rate risk from its credit facilities.

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

      At March 31, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts were approximately $101.6 million and $126.6 million, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At March 31, 2004, the fair value of foreign currency-related derivatives were recorded as current assets of $0.7 million and current liabilities of $1.4 million.

      At March 31, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $23.7 million and $30.0 million, respectively. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three months ended March 31, 2004 and 2003, the Company recorded the following activity in OCI (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Beginning OCI balance related to cash flow hedges	$(2.5)	$(1.4)
Add: Net gain/(loss) initially recorded in OCI	0.1	(1.2)
Deduct: Net gain/(loss) reclassified from OCI into earnings	(1.7)	(1.1)

Ending OCI balance related to cash flow hedges	$(0.7)	$(1.5)

      During the three months ended March 31, 2004 and 2003, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of March 31, 2004, $0.7 million of deferred net losses related to derivative instruments designated as cash flow hedges were included in OCI. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from OCI into earnings. The Company does not expect that such reclassifications will have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three months ended March 31, 2004 and 2003, the Company recorded net losses of less than $0.1 million and $0.1 million, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At March 31, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $78.0 million and $96.6 million, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended March 31, 2004 and 2003, the Company recorded net losses of $0.5 million and

$0.8 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2004 through its derivative financial instruments.

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

      The estimated maximum one-day loss from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $10.4 million at March 31, 2004. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $8.4 million at March 31, 2004 and would impact earnings. The remaining $2.0 million of the estimated loss at March 31, 2004 is derived from outstanding foreign exchange contracts designated as cash flow hedges and would initially impact OCI. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

      Additionally, the Company is exposed to interest rate risk from its $100.0 million and $25.0 million credit facilities (see Note 7 to the Company’s Consolidated Condensed Financial Statements). The credit facilities are indexed to, at the Company’s election, (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case less a margin of 50.0 to 100.0 basis points depending upon the Company’s Consolidated Leverage Ratio or (ii) the Eurodollar Rate (as such term is defined in the Credit Facility agreement), plus a margin of 75.0 to 125.0 basis points depending upon the Company’s Consolidated Leverage Ratio.

      Note 7 to the Company’s Consolidated Condensed Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Commission.

      There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation. Since there were no significant deficiencies or material weaknesses identified in the Company’s internal controls, the Company did not take any corrective actions.

      As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder (collectively, the “Section 404 requirements”), the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004, a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. The Company’s independent auditor will also be required to attest to and report on management’s assessment. The Company has maintained an internal audit function since 1994 and regularly tests and evaluates its internal controls, and therefore believes that it will be able to complete the assessment required by Section 404. There is no assurance, however, that future changes to the Section 404 requirements or changes in the business operations of the Company will not adversely affect the Company’s ability to complete the assessment by the date stipulated.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”), for infringement of a golf ball aerodynamics patent owned by the Company, U.S. Patent No. 6,213,898 (the “Aerodynamics Patent”). On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that former MaxFli employees hired by the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages; an additional award of punitive damages equal to two times the compensatory damages; prejudgment interest; attorneys’ fees; a declaratory judgment; and injunctive relief. Both parties have amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. MaxFli’s original report from its damages expert asserts that MaxFli is entitled to at least $18.5 million in compensatory damages from the Company. MaxFli supplemented its damages report to seek an additional $11.3 million in compensatory damages, for a total compensatory damages claim of approximately $30.0 million. The Company has submitted its own expert report seeking damages for false advertising. On November 12, 2003, pursuant to an agreement between the Company and MaxFli, the court dismissed the Company’s claim for infringement of the Aerodynamics Patent and all portions of MaxFli’s counterclaim related to the Aerodynamics Patent, thereby resolving that part of the case. The Company has moved to exclude MaxFli’s damages report, and is seeking summary judgment on all of MaxFli’s claims. If the Company’s summary judgment motions are denied, the trial is scheduled to commence in the summer of 2004. An unfavorable resolution of MaxFli’s counterclaim could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

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

      On July 3, 2003, Saso Golf, Inc. filed a lawsuit against the Company, Callaway Golf Sales Co., and an unrelated defendant in the United States District Court for the Northern District of Illinois, Case No. 03-CV-4646. Saso Golf alleges that sales of Callaway Golf’s metal woods, including but not limited to the original Callaway Golf Biggest Big Bertha, and Great Big Bertha infringe U.S. Patent No. 5,645,495 and seeks compensatory damages, treble damages, attorney’s fees, prejudgment interest, costs and injunctive relief. The Company has denied the allegations in the complaint. No trial date has been set.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      a.     Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).
3.2	Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 2004 (file no. 33-77024).
4.2	Rights Agreement by and between the Company and Mellon Investor Services LLC (f/k/a Chemical Mellon Shareholder Services) as Rights Agent, dated as of June 21, 1995, incorporated herein by this reference to Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
4.3	First Amendment to Rights Agreement, effective June 22, 2001, by and between the Company and Mellon Investor Services LLC, as Rights Agent, incorporated herein by this reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).
4.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock, incorporated herein by this reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
10.46	Promissory Note, dated March 15, 2004, in the original principal amount of $25,000,000, made by the Company in favor of Bank of America, N.A., incorporated herein by this reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, dated March 15, 2004, as filed with the Commission on March 19, 2004 (file no. 1-10962).
31.1	Certification of Ronald A. Drapeau pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

b.	Reports on Form 8-K

      Form 8-K, dated April 22, 2004, reporting the issuance of a press release of even date therewith, which press release was captioned, “Callaway Golf Announces Record First Quarter Sales; Core Business Strengthens During Top-Flite Integration; Company Reiterates 2004 Guidance for Sales and Earnings.”

      Form 8-K, dated April 7, 2004, reporting the issuance of a press release of even date therewith, which press release was captioned, “Anthony S. Thornley Named to Callaway Golf Company’s Board of Directors.”

      Form 8-K, dated March 15, 2004, reporting the additional $25.0 million unsecured line of credit with Bank of America, N.A.

      Form 8-K, dated January 22, 2004, reporting the issuance of a press release of even date therewith, which press release was captioned, “Callaway Golf Announces 2003 Results and Reiterates 2004 Guidance.”

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY

Bradley J. Holiday
Senior Executive Vice President and
Chief Financial Officer

Date: May 7, 2004

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Ronald A. Drapeau pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†