Form 10-Q
period 2004-06-30
CALLAWAY GOLF CO /CA
filed 2004-07-29
CIK 837465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of July 23, 2004 was 75,218,527.

      Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows, liquidity, and the status of the Company’s credit facilities, as well as estimated charges to earnings, and projected amortization expenses and contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Callaway Golf Company” contained in this report, as well as the Company’s other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

      Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Passion For Excellence — Apex — Apex Edge — Apex Plus — Ben Hogan — BH design — Big Bertha — C design — CB1 — CTU 30 — Callaway — Callaway Connect — Callaway Golf — Chevron Device — Dawn Patrol — Daytripper — Demonstrably Superior and Pleasingly Different — Deuce — DOT — DFX — Divine Nine — Dual Force — Dual Zone — Eagle — Edge CFT — Ely Would — ERC — Flying Lady — FTX — Fusion — Game Enjoyment System — Gems — GES — Ginty — Great Big Bertha — Hawk Eye — Heavenwood — Hogan — HX — Legacy — Legend — Magna — Molitor — Number One Putter In Golf — Odyssey — Pure Distance — RCH — Rossie — Rule 35 — S2H2 — Slickote — S.O.A.R. — Steelhead — Strata — Stronomic — STS — T design — The Longest Balls — The Most Played Name In Golf — Top-Flite — Tour 100 — Tour Blue — Tour Edition — Tour Impact — Tour Straight — Tour Ultimate — TriForce — TriHot — Tru Bore — VFT — Warbird — White Hot — World’s Friendliest — X-12 — X-14 — X-16 — XL — XL 2000 — XL 3000 — X-SPANN — XWT — Z-Balata.

CALLAWAY GOLF COMPANY

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$35,745	$47,340
Accounts receivable, net	261,065	100,664
Inventories, net	154,561	185,389
Deferred taxes	36,304	36,707
Other current assets	14,045	13,362

Total current assets	501,720	383,462
Property, plant and equipment, net	145,271	164,763
Intangible assets, net	147,844	149,635
Goodwill	30,949	20,216
Deferred taxes	7,997	12,289
Other assets	16,826	18,201

	$850,607	$748,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$100,309	$79,787
Accrued employee compensation and benefits	30,567	25,544
Accrued warranty expense	13,468	12,627
Line of credit	20,000	—
Capital leases, current portion	53	240
Income taxes payable	8,859	11,962

Total current liabilities	173,256	130,160
Long-term liabilities:
Deferred compensation	8,849	8,947
Energy derivative valuation account	19,922	19,922
Capital leases, long-term portion	40	154
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 83,781,194 and 83,710,094 issued at June 30, 2004 and December 31, 2003, respectively	838	837
Paid-in capital	358,897	400,939
Unearned compensation	(800)	—
Retained earnings	511,228	466,441
Accumulated other comprehensive income	5,033	2,890
Less: Grantor Stock Trust held at market value, 7,519,557 shares and 8,702,577 shares at June 30, 2004 and December 31, 2003, respectively	(85,272)	(146,638)

	789,924	724,469
Less: Common Stock held in treasury, at cost, 8,497,667 and 8,144,667 shares at June 30, 2004 and December 31, 2003, respectively	(141,384)	(135,086)

Total shareholders’ equity	648,540	589,383

	$850,607	$748,566

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2004		2003		2004		2003

Net sales	$297,908	100%	$242,077	100%	$661,694	100%	$513,796	100%
Cost of sales	170,072	57%	115,583	48%	367,667	56%	249,465	49%

Gross profit	127,836	43%	126,494	52%	294,027	44%	264,331	51%
Operating expenses:
Selling expenses	74,496	25%	53,164	22%	145,691	22%	102,064	20%
General and administrative expenses	21,834	7%	14,629	6%	44,695	7%	28,470	6%
Research and development expenses	7,559	3%	6,242	3%	15,668	2%	12,914	3%

Total operating expenses	103,889	35%	74,035	31%	206,054	31%	143,448	28%

Income from operations	23,947	8%	52,459	22%	87,973	13%	120,883	24%
Other income (expense), net	(1,592)		1,472		(1,321)		288

Income before income taxes	22,355	8%	53,931	22%	86,652	13%	121,171	24%
Provision for income taxes	8,640		19,788		32,392		44,550

Net income	$13,715	5%	$34,143	14%	$54,260	8%	$76,621	15%

Earnings per common share:
Basic	$0.20		$0.52		$0.80		$1.16
Diluted	$0.20		$0.52		$0.79		$1.16
Weighted-average shares outstanding:
Basic	67,788		65,804		67,536		65,770
Diluted	68,368		66,146		68,367		66,036
Dividends declared per share	$0.07		$0.07		$0.14		$0.14

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:
Net income	$54,260	$76,621
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	26,320	20,316
Loss on disposal of long-lived assets	1,619	391
Tax benefit from exercise of stock options	1,832	161
Non-cash compensation	2	15
Net non-cash foreign currency hedging gains	1,552	2,198
Net losses from sale of marketable securities	—	98
Deferred taxes	5,972	(18)
Changes in assets and liabilities:
Accounts receivable, net	(160,441)	(129,678)
Inventories, net	32,298	34,209
Other assets	1,418	1,308
Accounts payable and accrued expenses	13,520	4,948
Accrued employee compensation and benefits	4,980	1,712
Accrued warranty expense	841	1,116
Income taxes payable	(3,520)	28,069
Deferred compensation	(98)	480

Net cash provided by (used in) operating activities	(19,445)	41,946

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,215)	—
Capital expenditures	(7,739)	(3,956)
Proceeds from sale of capital assets	366	104
Proceeds from sale of marketable securities	—	24

Net cash used in investing activities	(16,588)	(3,828)

Cash flows from financing activities:
Payments on financing arrangements	(301)	(1,552)
Net proceeds from line of credit	20,000	—
Issuance of Common Stock	16,691	4,387
Acquisition of Treasury Stock	(6,298)	(3,220)
Dividends paid, net	(4,728)	(9,212)

Net cash provided by (used in) financing activities	25,364	(9,597)

Effect of exchange rate changes on cash and cash equivalents	(926)	486

Net increase (decrease) in cash and cash equivalents	(11,595)	29,007
Cash and cash equivalents at beginning of period	47,340	108,452

Cash and cash equivalents at end of period	$35,745	$137,459

Non-cash financing activities:
Dividends payable	$4,745	$—
Issuance of restricted stock	$800	$—

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

						Accumulated
	Common Stock					Other		Treasury Stock
			Paid-in	Unearned	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income	GST	Shares	Amount	Total

Balance, December 31, 2003	83,710	$837	$400,939	$—	$466,441	$2,890	$(146,638)	(8,145)	$(135,086)	$589,383

Exercise of stock options	19	—	(3,706)	—	—	—	17,562	—	—	13,856
Tax benefit from exercise of stock options	—	—	1,832	—	—	—	—	—	—	1,832
Issuance of restricted common stock	53	1	800	(800)	—	—	—	—	—	1
Acquisition of treasury stock	—	—	—	—	—	—	—	(353)	(6,298)	(6,298)
Compensatory stock and stock options	—	—	2	—	—	—	—	—	—	2
Employee stock purchase plan	—	—	(914)	—	—	—	3,748	—	—	2,834
Cash dividends declared	—	—	—	—	(9,473)	—	—	—	—	(9,473)
Adjustment of Grantor Stock Trust shares to market value	—	—	(40,056)	—	—	—	40,056	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	(1,168)	—	—	—	(1,168)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	3,311	—	—	—	3,311
Net income	—	—	—	—	54,260	—	—	—	—	54,260

Balance, June 30, 2004	83,782	$838	$358,897	$(800)	$511,228	$5,033	$(85,272)	(8,498)	$(141,384)	$648,540

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

      Certain prior period amounts have been reclassified to conform with the current period presentation.

2.	Business Acquisitions

FrogTrader Stock Purchase

      On May 28, 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader, Inc. (“FrogTrader”). The Company’s consolidated statement of operations include the financial results of FrogTrader for the period from the acquisition date of May 28, 2004 through the period ended June 30, 2004. FrogTrader has partnered with Callaway Golf and its participating retailers for the past two years to develop the industry leading Trade In! Trade Up! program. The Company acquired FrogTrader to better position the Company to stimulate purchases of new clubs by growing the Trade In! Trade Up! program and to enable the Company to better manage the distribution of pre-owned golf clubs and the Callaway Golf brand.

      The FrogTrader acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired stock is $15,160,000, which includes cash paid ($14,960,000) and transaction costs (approximately $200,000). The aggregate acquisition costs exceeded the estimated fair value of the net assets acquired. As a result, the Company has preliminarily recorded goodwill of $10,870,000. In accordance with applicable accounting rules, a full determination of the allocation of the aggregate acquisition costs will be made upon a final assessment of the estimated fair value of the acquired net assets. It is anticipated that the final assessment will be completed during the second half of 2004 and that the final allocation will not differ

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

materially from the preliminary allocation. The preliminary allocation as of June 30, 2004 is as follows (in thousands):

Assets:
Cash	$5,942
Accounts receivable	85
Inventory	1,962
Other current assets	312
Property, plant and equipment	258
Goodwill	10,870
Liabilities:
Current liabilities	(4,263)
Long-term liabilities	(6)

Total net assets acquired	$15,160

Top-Flite Asset Purchase

      On September 15, 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.) and thereafter completed the valuation and settlement of certain additional assets related to the international operations of TFGC Estate Inc. (the “Top-Flite Acquisition”). The settlement of the international assets was effective October 1, 2003. Assets located in the United States were acquired by the Company’s newly-formed, wholly-owned subsidiary, The Top-Flite Golf Company. Foreign assets were acquired by the Company’s existing wholly-owned subsidiaries in the relevant countries.

      The Company acquired the Top-Flite assets because they provided a unique opportunity to increase significantly the size and profitability of the Company’s golf ball business and the Company was able to purchase the acquired assets at less than their estimated fair value. The Company paid the cash purchase price for the Top-Flite Acquisition from cash on hand. The Company intends to continue the U.S. and foreign operations of the acquired golf assets, including the use of acquired assets in the manufacture of golf balls and golf clubs and the commercialization of the Top-Flite and Ben Hogan brands, patents and trademarks.

      The Company’s consolidated statements of operations include the Company’s Top-Flite business results of operations for the three and six months ended June 30, 2004.

      The Top-Flite Acquisition was accounted for as a purchase in accordance with SFAS No. 141. Under SFAS No. 141, the estimated aggregate cost of the acquired assets is $182,879,000, which includes cash paid ($154,145,000), transaction costs (approximately $6,250,000), and assumed liabilities (approximately $22,484,000). The estimated fair value of the net assets exceeded the estimated aggregate acquisition costs. As a result, the Company was required to reduce the carrying value of the acquired long-term assets on a pro rata basis. A final assessment of the estimated fair value of the acquired net assets was received during the second quarter of 2004. As a result of this assessment, a final determination of the allocation of the aggregate acquisition costs was also completed during the second quarter of 2004. As anticipated, the final allocation did

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

not differ materially from the preliminary allocation. The final allocation as of June 30, 2004 is as follows (in thousands):

Assets Acquired:
Accounts receivable	$44,702
Inventory	32,760
Other assets	1,147
Property and equipment	56,078
Intangible assets (Note 6)	48,192
Liabilities Assumed:
Current liabilities	(17,398)
Long-term liabilities	(5,086)

Total net assets acquired	$160,395

      During the three and six month periods ended June 30, 2004, the Company recorded pre-tax charges of $10,688,000 and $15,796,000, respectively, associated with the integration of the Callaway Golf and Top-Flite operations. The integration charges included $2,860,000 and $5,698,000 of accelerated depreciation for the three and six month periods ended June 30, 2004, respectively, associated with golf ball manufacturing equipment that will no longer be in use upon completion of the Company’s integration efforts to consolidate the Callaway Golf and Top-Flite golf ball manufacturing operations. The integration charges also include employee costs, professional fees and building consolidation expenses.

3.	Accounting for Stock-Based Compensation

      The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For the six months ended June 30, 2003, the Company recorded compensation expense of $15,000, in net income as a result of the restricted stock awards granted in 1998. The restricted stock awards vested in January 2003. No expense was recorded during the three and six months ended June 30, 2004. All other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income from operations for those awards. Pro forma disclosures of net income and earnings per share, as if the fair value-based recognition provisions of SFAS No. 123,

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

“Accounting for Stock-Based Compensation” had been applied in measuring stock-based employee compensation expense, are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income:
Net income, as reported	$13,715	$34,143	$54,260	$76,621
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,566)	(2,259)	(4,846)	(4,617)

Pro forma net income	$11,149	$31,844	$49,414	$72,014

Earnings per common share:
Basic — as reported	$0.20	$0.52	$0.80	$1.16
Basic — pro forma	$0.16	$0.48	$0.73	$1.09
Diluted — as reported	$0.20	$0.52	$0.79	$1.16
Diluted — pro forma	$0.16	$0.48	$0.72	$1.09

      The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Dividend yield	1.8%	1.8%	1.8%	1.8%
Expected volatility	42.2%	48.9%	42.2%	48.3%
Risk free interest rates	2.11%-4.69%	1.22%-3.93%	2.11%-4.69%	1.22%-3.93%
Expected lives	3-4 years	3-4 years	3-4 years	3-4 years

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

      The Company held no marketable securities at June 30, 2004 or 2003. For the six months ended June 30, 2003, the Company recorded $98,000 of realized losses on available-for-sale securities and trading securities in other income (expense), net. No gains or losses were recorded during the six months ended June 30, 2004.

5.	Inventories

      Inventories are summarized below (in thousands):

	June 30,	December 31,
	2004	2003

Raw materials	$70,282	$76,122
Work-in-process	6,439	9,129
Finished goods	92,174	118,744

	168,895	203,995
Reserve for excess and obsolescence	(14,334)	(18,606)

	$154,561	$185,389

6.	Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class (in thousands):

		June 30, 2004			December 31, 2003
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

Non-amortizing:
Trade name, trademark and trade dress(1)(4)		$121,974	$—	$121,974	$120,605	$—	$120,605
Amortizing:
Patents(2)	3-16	32,176	8,352	23,824	32,277	7,251	25,026
Other(3)(4)	1-9	3,092	1,046	2,046	4,386	382	4,004

Total intangible assets		$157,242	$9,398	$147,844	$157,268	$7,633	$149,635

(1)	Acquired through acquisition transactions.

(2)	The gross balance of patents at June 30, 2004 and December 31, 2003 acquired during business acquisition transactions was $19,014,000 and $19,114,000, respectively. The accumulated amortization balance of acquired patents at June 30, 2004 and December 31, 2003, was $3,742,000 and $3,131,000, respectively.

(3)	The gross balance of other intangibles at June 30, 2004 and December 31, 2003 acquired during business acquisition transactions was $2,999,000 and $4,293,000, respectively. The accumulated amortization balance of other acquired intangibles at June 30, 2004 and December 31, 2003 was $1,018,000 and $364,000, respectively.

(4)	Changes in gross value during the six months ended June 30, 2004 were affected by the final assessment of the estimated fair value of the acquired Top-Flite assets. See Note 2.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 3 to 16 years. During the three months ended June 30, 2004 and 2003, aggregate amortization expense was approximately $742,000 and $352,000, respectively. During the six months ended June 30, 2004 and 2003, aggregate amortization expense was approximately $1,765,000 and $703,000, respectively. Amortization expense related to intangible assets at June 30, 2004 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2004	$1,286
2005	2,552
2006	2,502
2007	2,498
2008	2,457
2009	2,374
Thereafter	12,201

$25,870

      Changes in goodwill during the six months ended June 30, 2004 were primarily due to the acquisition of FrogTrader (see Note 2 for further details) which resulted in approximately $10,870,000 of goodwill. The remaining change of $137,000 related to a net decline in foreign currency exchange rates.

7.	Financing Arrangements

      Effective November 10, 2003, the Company obtained a $100,000,000 revolving line of credit from Bank of America, N.A. and certain other lenders. The $100,000,000 credit facility is scheduled to be available until November 9, 2004, subject to earlier termination in accordance with its terms and subject to extension upon agreement of all parties. Upon the expiration of the revolving credit facility, provided the Company is not in default of the terms of the revolving credit facility and subject to certain conditions, the Company has the option to convert the amounts outstanding under the revolving credit facility into a one-year term loan. At June 30, 2004, there were $20,000,000 of borrowings outstanding under the $100,000,000 line of credit and the Company was in compliance with the covenants and other terms thereof.

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

      The credit facility agreement requires the Company to maintain certain minimum financial covenants. Specifically, (i) the Company’s Consolidated Leverage Ratio may not exceed 1.25 to 1.00 and (ii) Consolidated EBITDA (which would exclude certain non-cash charges related to the restructuring of the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Company’s golf ball operations) for any four consecutive quarters may not be less than $50,000,000. The credit facility agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other restrictions that are customary in credit facility agreements of this type. The credit facility also contains other customary provisions, including affirmative covenants, representations and warranties and events of default.

      Effective March 15, 2004, as a result of the Top-Flite Acquisition and normal seasonality of the Company’s business, the Company obtained an additional $25,000,000 unsecured line of credit with Bank of America. The purpose of this line of credit was to ensure an additional source of liquidity during the first part of the new golf season during which the Company typically uses more cash than it generates. This line of credit expired June 15, 2004.

      In connection with the Top-Flite Acquisition, the Company assumed capital lease obligations which had an aggregate outstanding balance of $93,000 at June 30, 2004, related primarily to computer and telecommunication systems. The lease agreements expire in 2006.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Beginning balance	$13,891	$14,798	$12,627	$13,464
Provision	3,015	3,598	7,147	7,701
Claims paid/costs incurred	(3,438)	(3,816)	(6,306)	(6,585)

Ending balance	$13,468	$14,580	$13,468	$14,580

9.	Earnings Per Share

      A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three and six months ended June 30, 2004 and 2003 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Weighted-average shares outstanding:
Weighted-average shares outstanding — Basic	67,788	65,804	67,536	65,770
Dilutive securities	580	342	831	266

Weighted-average shares outstanding — Diluted	68,368	66,146	68,367	66,036

      For the three months ended June 30, 2004 and 2003, options outstanding totaling 9,610,000 and 11,215,000 shares, respectively, were excluded from the calculations, as their effect would have been

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

antidilutive. For the six months ended June 30, 2004 and 2003, options outstanding totaling 6,637,000 and 13,181,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

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

      On November 4, 2002, Callaway Golf Sales Company was served with a complaint filed in the District Court of Sedgwick County, Kansas, Case No. 02C3607, seeking to assert an alleged class action on behalf of Kansas consumers who purchased select Callaway Golf products covered by the New Product Introduction Policy. Callaway Golf Company is also named in the Kansas case. The plaintiff in the Kansas case seeks damages and restitution for the alleged class under Kansas law. The trial court in the Kansas case has stayed the matter in light of the prior pending case in Tennessee.

      On May 14, 2004, a complaint was served on Callaway Golf Sales Company captioned Michael K. Murray v. Callaway Golf Sales Co., Case No 04-CVS-8294. The plaintiff claims to be a golf-store proprietor whose business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products to him because he chose not to follow the New Product Introduction Policy. Plaintiff seeks compensatory and punitive damages. On June 3, 2004, the case was removed to the United States District Court for the Western District of North Carolina, Charlotte Division as Civil Action Number 3:04CV274-H. Callaway Golf Sales Company has answered the complaint denying liability.

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(“MaxFli”), for infringement of a golf ball aerodynamics patent owned by the Company, U.S. Patent No. 6,213,898 (the “Aerodynamics Patent”). On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that former MaxFli employees hired by the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages; an additional award of punitive damages equal to two times the compensatory damages; prejudgment interest; attorneys’ fees; a declaratory judgment; and injunctive relief. Both parties have amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. MaxFli’s original report from its damages expert asserts that MaxFli is entitled to at least $18,500,000 million in compensatory damages from the Company. MaxFli supplemented its damages report to seek an additional $11,300,000 million in compensatory damages, for a total compensatory damages claim of approximately $30,000,000 million. The Company has submitted its own expert report seeking damages for false advertising. On November 12, 2003, pursuant to an agreement between the Company and MaxFli, the court dismissed the Company’s claim for infringement of the Aerodynamics Patent and all portions of MaxFli’s counterclaim related to the Aerodynamics Patent, thereby resolving that part of the case. On May 13, 2004, the Court granted the Company’s motion for summary judgment, eliminating that portion of the case asserting that the Company misappropriated trade secrets with respect to the use of polyurethane on the cover of golf balls. On July 12, 2004, the Court denied MaxFli’s motion for reconsideration of that ruling. The effect of the Court’s ruling is to reduce MaxFli’s compensatory damages claim from approximately $30,000,000 million to $18,500,000 million. The Company’s remaining motions for summary judgment were denied. Thus, absent a resolution by settlement, the parties will proceed to trial on August 2, 2004. An unfavorable resolution of MaxFli’s counterclaim could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co. and certain principals of the Perfect Putter Co. Plaintiffs have sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs allege that the Company misappropriated certain alleged trade secrets of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorney’s fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, Callaway Golf removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. On April 29, 2003, the District Court denied plaintiffs’ motion to remand the case to state court. Thereafter, on August 14, 2003, the plaintiffs filed a second amended complaint adding a new claim for civil theft under Florida law based on the alleged facts set forth in the original complaint. If successful on that claim, the plaintiffs will be entitled to treble damages. The Company has denied the allegations of the second amended complaint. The parties are currently engaged in discovery. Plaintiffs have served the Company with an expert report on damages seeking a compensatory damages recovery ranging from $11,500,000 for alleged breach of contract to $206,000,000 for alleged unjust enrichment. The Company will submit its own expert reports rebutting the assertions of plaintiffs’ experts. The trial of the action was continued by the Court on its own motion and is now set to commence on or about February 1, 2005. An unfavorable resolution of plaintiffs’ claims could have a material adverse effect upon the Company’s results of operations, cash flows and financial position.

      On July 3, 2003, Saso Golf, Inc. filed a lawsuit against the Company, Callaway Golf Sales Co., and an unrelated defendant in the United States District Court for the Northern District of Illinois, Case No. 03-CV-4646. Saso Golf alleges that sales of Callaway Golf’s metal woods, including but not limited to the original Callaway Golf Biggest Big Bertha, and Great Big Bertha infringe U.S. Patent No. 5,645,495

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

and seeks compensatory damages, treble damages, attorney’s fees, prejudgment interest, costs and injunctive relief. Effective May 14, 2004, the parties resolved the matter, Saso Golf released all of its claims, and the complaint was dismissed with prejudice.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Except as discussed above with regard to the MaxFli litigation or Perfect Putter litigation, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations, cash flows or financial position.

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

Other Contingent Contractual Obligations

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to certain employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

issued during the six months ended June 30, 2004 was not material to the Company’s financial position, results of operations or cash flows.

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

      The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net sales(1)
Golf clubs	$223,377	$226,494	$515,067	$484,522
Golf balls	74,531	15,583	146,627	29,274

	$297,908	$242,077	$661,694	$513,796

Income (loss) before provision for income taxes(1)
Golf clubs	$40,688	$69,126	$124,557	$152,756
Golf balls(2)	3,958	(5,359)	2,577	(10,099)
Reconciling items(3)	(22,291)	(9,836)	(40,482)	(21,486)

	$22,355	$53,931	$86,652	$121,171

Additions to long-lived assets(1)
Golf clubs	$3,395	$1,756	$5,330	$3,916
Golf balls	1,722	—	2,409	40

	$5,117	$1,756	$7,739	$3,956

(1)	The information presented in this table includes the operations of Top-Flite for the three and six month periods ended June 30, 2004 but not the comparable period in 2003 as the Top-Flite Acquisition did not occur until the third quarter of 2003.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(2)	The Company’s 2004 income (loss) before provision for income taxes includes the recognition of integration charges in the amount of approximately $4,102,000 and $7,069,000 for the three and six months ended June 30, 2004, respectively, related to the integration of the Callaway Golf and Top-Flite golf ball operations.

(3)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. The reconciling items include the recognition of non-allocated integration charges in the amount of approximately $6,586,000 and $8,727,000 for the three and six months ended June 30, 2004, respectively, related to the integration of the Callaway Golf and Top-Flite operations. The increase in reconciling items for 2004 as compared to 2003 is primarily due to these integration charges and the addition of Top-Flite reconciling items in 2004.

12.	Derivatives and Hedging

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

      At June 30, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts were approximately $85,005,000 and $87,722,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At June 30, 2004, the fair value of foreign currency-related derivatives were recorded as current assets of $322,000 and current liabilities of $421,000.

      There were no notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges at June 30, 2004. At June 30, 2003, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $22,876,000. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three and six months ended June 30, 2004 and 2003, the Company recorded the following activity in OCI (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Beginning OCI balance related to cash flow hedges	$(649)	$(1,477)	$(2,518)	$(1,362)
Add: Net gain/(loss) initially recorded in OCI	681	(159)	811	(1,344)
Deduct: Net gain/(loss) reclassified from OCI into earnings	289	(1,075)	(1,450)	(2,145)

Ending OCI balance related to cash flow hedges	$(257)	$(561)	$(257)	$(561)

      During the three and six months ended June 30, 2004, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of June 30, 2004, $257,000 of deferred net losses related to derivative instruments designated as cash flow hedges were included in OCI. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from OCI into earnings. The Company does not expect that such reclassifications will have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three months ended June 30, 2004 and 2003, the Company recorded net losses of $77,000 and net gains of $27,000, respectively, as a result of changes in the spot-forward differential. During the six months ended June 30, 2004 and 2003, the Company recorded net losses of $103,000 and $86,000, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At June 30, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $85,005,000 and $64,846,000, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended June 30, 2004 and 2003, the Company recorded net gains of $1,143,000 and net losses of $3,536,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures. During the six months ended June 30, 2004 and 2003, the Company recorded net gains of $633,000 and net losses of $4,304,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

Energy Derivative

      In the second quarter of 2001, the Company entered into a long-term, fixed-price, fixed-capacity, energy supply contract as part of a comprehensive strategy to ensure the uninterrupted supply of electricity while

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      Comprehensive income is defined as all changes in a company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income	$13,715	$34,143	$54,260	$76,621
Other comprehensive income:
Foreign currency translation	(1,694)	2,468	(1,168)	2,485
Net unrealized gain on cash flow hedges, net of tax	392	453	3,311	1,120
Change in unrealized loss on marketable securities	—	—	—	92

Comprehensive income	$12,413	$37,064	$56,403	$80,318

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors” on the inside cover of this report.

Regulation G Disclosure

      The Company’s discussion and analysis of its results of operations, financial condition and liquidity set forth in this Item 2 have been derived from financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition to the GAAP results of operations, the Company has also provided additional information concerning the Company’s results that includes certain financial measures not prepared in accordance with GAAP. The non-GAAP financial measures included in this discussion are pro forma net income and earnings per share amounts that exclude charges associated with the integration of the Top-Flite business. This discussion also includes results of the Callaway Golf brand (including Odyssey) operations and Top-Flite brand (including Ben Hogan) operations on a stand-alone basis and/or excluding such integration charges, although such operations are not reportable business segments. These non-GAAP financial measures should not be considered a substitute for any measure derived in accordance with GAAP. These non-GAAP financial measures may also be inconsistent with the manner in which similar measures are derived or used by other companies. Management believes that the presentation of such non-GAAP financial measures, when considered in conjunction with the most directly comparable GAAP financial measures, provides useful information to investors by permitting additional relevant period-to-period comparisons of the historical operations of the Callaway Golf business excluding the operations of the recently acquired Top-Flite business, as well as information concerning operations excluding the effect of significant special charges such as the 2004 Top-Flite integration charges. The Company has included in this discussion supplemental information which reconciles those non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with GAAP.

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

Results of Operations

Three-Month Periods Ended June 30, 2004 and 2003

      Net sales increased 23% to $297.9 million for the three months ended June 30, 2004 as compared to $242.1 million for the comparable period in the prior year. The overall increase in net sales was primarily due to a $58.9 million (378%) increase in the sales of golf balls combined with a $14.3 million (82%) increase in the sales of accessories and other products. The significant increase in golf ball sales was due to the addition of $45.9 million of Top-Flite (including Ben Hogan) golf ball sales and a $13.0 million improvement in Callaway Golf brand golf ball sales. The aggregate increases in net sales were partially offset by a $17.0 million (37%) decrease in sales of putters and a $1.5 million (2%) decrease in sales of woods in the second quarter of 2004 as compared to the second quarter of 2003. In addition, as compared to 2003, the translation of foreign currency sales into U.S. dollars for reporting purposes had a $9.7 million positive impact upon net sales for the second quarter of 2004, as measured by applying 2003 exchange rates to 2004 reported net sales.

      As compared to the second quarter of 2003, the Company’s net sales for the second quarter of 2004 were significantly improved by the addition of $70.4 million in sales of Top-Flite and Ben Hogan branded products. Excluding sales of Top-Flite and Ben Hogan branded products, sales of Callaway Golf and Odyssey branded products were $227.5 million for the second quarter of 2004, a $14.6 million (6%) decline as compared to the second quarter of 2003. The Company believes its sales of Callaway Golf (including Odyssey) branded products were negatively impacted by increased competitive pressures resulting in an overall decline in average selling prices. In addition, the Company’s new club product introductions for 2004 were not sufficient to offset a decline in sales of the Company’s older club products which were in their second and third years of their product life cycles. The decline in Callaway Golf club sales was partially offset by the increase in sales of Callaway Golf brand golf balls.

      Net sales information by product category is summarized as follows (in millions):

	For the Three
	Months Ended
	June 30,		Growth/(Decline)

	2004	2003	Dollars	Percent

Net sales:
Woods	$75.5	$77.0	$(1.5)	(2)%
Irons(*)	87.0	85.9	1.1	1%
Putters	29.2	46.2	(17.0)	(37)%
Golf balls	74.5	15.6	58.9	378%
Accessories and other(*)	31.7	17.4	14.3	82%

	$297.9	$242.1	$55.8	23%

(*)	Beginning with the first quarter of 2004, the Company includes wedge sales with iron sales. Previously, wedge sales were included as a component of the accessories and other category and prior periods have been reclassified to conform with the current period presentation.

      The $1.5 million (2%) decrease in net sales of woods to $75.5 million was primarily due to a decrease in sales of titanium and steel woods, partially offset by sales of the Company’s new fusion woods (woods comprised of multi-materials that are fused together). Although overall unit sales of woods increased during the quarter, the increase was not sufficient to offset the decline in dollar sales. The decline in dollar sales was primarily attributable to lower average selling prices as a result of increased competitive pressures.

      The $1.1 million (1%) increase in net sales of irons to $87.0 million was primarily due to the addition of Top-Flite and Ben Hogan iron sales, partially offset by declines in sales of Callaway Golf steel irons. The decline in sales of the Callaway Golf irons was expected as such products generally sell better in the first year after introduction and most of the Callaway Golf iron products sold during the quarter were introduced more than one year ago.

      The $17.0 million (37%) decrease in net sales of putters to $29.2 million is attributable to decreased sales of the Company’s Odyssey White Hot 2-ball putter (which is in its third year of sales) and DFX line of Odyssey putters, partially offset by the addition of Top-Flite and Ben Hogan putters and the introduction of the Callaway Golf Tour Blue putter.

      The $58.9 million (378%) increase in net sales of golf balls to $74.5 million was primarily attributable to the addition of sales of the Top-Flite and Ben Hogan golf ball products as a result of the Top-Flite acquisition in late 2003, as well as strong sales for the newly released Callaway Golf balls. Sales of the Top-Flite and Ben Hogan brand balls were $45.9 million for the three months ended June 30, 2004. Callaway Golf ball sales during the second quarter of 2004 were $28.6 million, an increase of $13.0 million (83%) from the second quarter of 2003. The Company believes that the increase in Callaway Golf ball sales during the quarter were positively affected by the addition of two new products to the product line for the current year and the absence of any new Callaway Golf ball product introductions in the second quarter of 2003. The Company also believes that its overall golf ball sales benefited from an increase in rounds played in the United States. Golf Datatech has reported that the number of golf rounds played in the United States through May of 2004 increased 2.4%, as compared to the same period in 2003, and May 2004 marked the eighth consecutive month of year over year increases in rounds played in the United States.

      The $14.3 million (82%) increase in sales of accessories and other products was primarily attributable to sales of Top-Flite and Ben Hogan bags, gloves and other accessories combined with an increase in sales of Callaway Golf bags and accessories and the 2004 introduction of the Game Enjoyment System (GES) (a new product offering consisting of a golf bag, guidebook and seven golf clubs designed for players with slower swing speeds).

      Net sales information by regions is summarized as follows (in millions):

	For the Three
	Months Ended
	June 30,		Growth/(Decline)

	2004	2003	Dollars	Percent

Net sales:
United States	$171.3	$143.2	$28.1	20%
Europe	57.8	43.9	13.9	32%
Japan	16.6	21.4	(4.8)	(22)%
Rest of Asia	17.2	15.4	1.8	12%
Other foreign countries	35.0	18.2	16.8	92%

	$297.9	$242.1	$55.8	23%

      Net sales in the United States increased $28.1 million (20%) to $171.3 million during the second quarter of 2004 as compared to the second quarter of 2003. In addition, the Company’s sales in regions outside of the United States increased $27.7 million (28%) during the second quarter of 2004 to $126.6 million versus the same period in 2003. As compared to the second quarter of 2003, net sales for the second quarter of 2004 in the United States and in regions outside of the United States were positively affected by the addition of sales of Top-Flite and Ben Hogan products in the amount of $43.1 million (in the United States) and $27.3 million (outside of the United States). In addition, as compared to 2003, the Company’s 2004 reported net sales in regions outside of the United States were positively affected by the translation of foreign currency sales into U.S. dollars based upon 2004 exchange rates. As compared to 2003, the translation of foreign currency sales into U.S. dollars for reporting purposes had a $9.7 million positive impact upon net sales for the second quarter of 2004, as measured by applying 2003 exchange rates to 2004 reported net sales.

      For the second quarter of 2004, gross profit increased $1.3 million to $127.8 million from $126.5 million in the second quarter of 2003. Gross profit as a percentage of net sales decreased to 43% of net sales in the second quarter of 2004 from 52% in the comparable period of 2003. This decline in the Company’s gross profit percentage was primarily attributable to lower average selling prices as a result of increased competitive pressures, lower margins in the Top-Flite business (as compared to the Callaway Golf business) and the costs related to the integration of the Top-Flite and Callaway Golf operations, partially offset by improved margins on the Callaway Golf ball business.

      Selling expenses increased $21.3 million (40%) to $74.5 million in the second quarter of 2004 as compared to $53.2 million in the comparable period of 2003. As a percentage of sales, the expenses increased to 25% in the second quarter of 2004 from 22% in the second quarter of 2003. The dollar increase in expenses in the second quarter of 2004 was primarily due to the addition of Top-Flite selling expenses of $20.0 million and a $5.2 million increase in Callaway Golf tour and promotional expenses, partially offset by a $5.5 million decrease in Callaway Golf advertising expenses.

      General and administrative expenses increased $7.2 million (49%) in the second quarter of 2004 to $21.8 million from $14.6 million in the second quarter of 2003. As a percentage of sales, the expenses increased to 7% in the second quarter of 2004 from 6% in the second quarter of 2003. The dollar increase was primarily due to the addition of Top-Flite general and administrative expenses incurred in 2004 of $6.3 million.

      Research and development expenses increased $1.3 million (21%) in the second quarter of 2004 to $7.6 million from $6.2 million in the comparable period of 2003. As a percentage of sales, the expenses remained constant at 3%. The dollar increase was primarily due to the addition of Top-Flite research and development expenses of $1.0 million.

      Other expense increased to $1.6 million in the second quarter of 2004 as compared to other income of $1.5 million in the second quarter of 2003. The $3.1 million of additional other expense is primarily attributable to a $7.3 million increase in foreign currency transaction losses partially offset by a $4.6 million increase in foreign currency contract gains.

      Net income for the second quarter of 2004 decreased 60% to $13.7 million from $34.1 million in the comparable period in 2003. Diluted earnings per share for the second quarter of 2004 decreased 62% to $0.20 from $0.52 in the comparable period of 2003. Net income and diluted earnings per share in 2004 were negatively affected by after-tax charges relating to the integration of the Callaway Golf and Top-Flite operations in the amount of $6.7 million and $0.10 per share, respectively. Excluding these integration charges, as compared to the second quarter of 2003, for the second quarter of 2004, (i) pro forma net income would have decreased 40% to $20.4 million and (ii) pro forma diluted earnings per share would have decreased to $0.30 per share.

      In order to assist with period over period comparisons of the Callaway Golf business and to provide additional insight into the effect that the acquisition and integration of the Top-Flite business had on the Company’s results, the Company has provided the following reconciling information in accordance with Regulation G (in thousands, except per share data):

	Quarter Ended June 30,

	2004				2003(*)

	Callaway	Top-Flite	Integration
	Golf	Golf	Charges	Total	Total

Net sales	$227,485	$70,423	$—	$297,908	$242,077
Gross profit	110,321	23,383	(5,868)	127,836	126,494
% of sales	48%	33%	n/a	43%	52%
Operating expenses	75,259	23,810	4,820	103,889	74,035

Income (loss) from operations	35,062	(427)	(10,688)	23,947	52,459
Other income (expense), net	(1,908)	316	—	(1,592)	1,472

Income (loss) before income taxes	33,154	(111)	(10,688)	22,355	53,931
Income tax provision (benefit)	12,696	(38)	(4,018)	8,640	19,788

Net income (loss)	$20,458	$(73)	$(6,670)	$13,715	$34,143

Diluted earnings (loss) per share	$0.30	$0.00	$(0.10)	$0.20	$0.52
Weighted-average shares outstanding	68,368	68,368	68,368	68,368	66,146

(*)	During the latter part of 2003, the Callaway Golf Company completed the acquisition of substantially all of the golf-related assets of the Top-Flite Golf Company. Therefore, the results reported for the quarter ended June 30, 2003 reflect only the Callaway Golf and Odyssey brand operations as there were no Top-Flite Golf operating results or integration charges for such period.

Six-Month Periods Ended June 30, 2004 and 2003

      Net sales increased 29% to $661.7 million for the six months ended June 30, 2004 as compared to $513.8 million for the comparable period in the prior year. The overall increase in net sales is primarily due to a $117.3 million (401%) increase in the sales of golf balls combined with a $29.4 million (17%) increase in the sales of woods, and a $29.3 million (79%) increase in sales of the Company’s accessories and other products. The significant increase in golf ball sales was due to the addition of $90.7 million of Top-Flite (including Ben Hogan) golf ball sales and a $26.6 million improvement in Callaway Golf brand golf ball sales. These increases were partially offset by a $25.0 million (27%) decrease in sales of putters and a $3.1 million (2%) decrease in sales of irons in the first half of 2004 as compared to the first half of 2003. In addition, as compared to the first half of 2003, the translation of foreign currency sales into U.S. dollars for reporting purposes had a $25.4 million positive impact upon net sales for the first half of 2004, as measured by applying 2003 exchange rates to 2004 reported net sales.

      As compared to the first half of 2003, the Company’s net sales for the first half of 2004 were significantly affected by the addition of $136.9 million in sales of Top-Flite and Ben Hogan branded products. Excluding sales of Top-Flite and Ben Hogan branded products, sales of Callaway Golf and Odyssey branded products were $524.8 million for the first half of 2004, an $11.0 million (2%) increase as compared to the first half of 2003. This increase is primarily due to the successful sell-in to the golf retail channel of the Company’s products during the first quarter of 2004. This increase was partially offset by a decline in Callaway Golf (including Odyssey) sales during the second quarter of 2004 as compared to the second quarter of 2003. As discussed above, the Company believes this decline in sales during the second quarter was primarily attributable to a decline in average selling prices and a decline in sales of products that were in their second and third years of their product life cycles.

      Net sales information by product category is summarized as follows (in millions):

	For the Six
	Months Ended
	June 30,		Growth (Decline)

	2004	2003	Dollars	Percent

Net sales:
Woods	$199.3	$169.9	$29.4	17%
Irons(*)	183.5	186.6	(3.1)	(2)%
Putters	66.1	91.1	(25.0)	(27)%
Golf balls	146.6	29.3	117.3	401%
Accessories and other(*)	66.2	36.9	29.3	79%

	$661.7	$513.8	$147.9	29%

(*)	Beginning with the first quarter of 2004, the Company includes wedge sales with iron sales. Previously, wedge sales were included as a component of the accessories and other category and prior periods have been reclassified to conform with the current period presentation.

      The $29.4 million (17%) increase in net sales of woods to $199.3 million was primarily due to an increase in sales of steel woods and the Company’s new fusion woods, partially offset by a decrease in titanium woods. The increase in steel and fusion woods was due to new product introductions. The Company believes the decrease in sales of titanium woods is primarily due to increased competitive pressures resulting in a decline in units sold as well as lower average selling prices.

      The $3.1 million (2%) decrease in net sales of irons to $183.5 million was due primarily to a decrease in both unit and dollar sales of Callaway Golf brand steel irons. The decrease in Callaway Golf brand steel irons was expected as such products generally sell better in the first year after introduction and most of the steel iron products sold during the first half of 2004 were introduced more than one year ago. This decrease was partially offset by the addition of Top-Flite and Ben Hogan iron sales.

      The $25.0 million (27%) decrease in net sales of putters to $66.1 million was attributable to decreased sales of the Company’s Odyssey White Hot 2-ball putter (which is in its third year of sales) and DFX line of Odyssey putters partially offset by the addition of Top-Flite and Ben Hogan putters.

      The $117.3 million (401%) increase in net sales of golf balls to $146.6 million was primarily attributable to the addition of sales of the Top-Flite and Ben Hogan golf ball products in the first half of 2004 as a result of the Top-Flite acquisition in late 2003, as well as strong sales for the newly released Callaway Golf balls. Sales of the Top-Flite and Ben Hogan brand balls were $90.7 million for the six months ended June 30, 2004. Callaway Golf ball sales during the first half of 2004 were $55.9 million, an increase of $26.6 million (91%) from the first half of 2003. The Company believes that the increase in Callaway Golf ball sales during the first half of 2004 were positively affected by the addition of two new products to the product line for the current year and the absence of any new Callaway Golf ball product introductions in the first half of 2003. The Company also believes that its overall golf ball sales benefited from an increase in rounds played in the United States. Golf Datatech has reported that the number of golf rounds played in the United States through May of 2004 increased 2.4%, as compared to the same period in 2003, and May 2004 marked the eighth consecutive month of year over year increases in rounds played in the United States.

      The $29.3 million (79%) increase in sales of accessories and other products is primarily attributable to sales of Top-Flite and Ben Hogan bags, gloves and other accessories combined with an increase in sales of Callaway Golf bags and accessories and the 2004 introduction of the Game Enjoyment System (GES) (a new product offering consisting of a golf bag, guidebook and seven golf clubs designed for players with slower swing speeds).

      Net sales information by regions is summarized as follows (in millions):

	For the Six
	Months Ended
	June 30,		Growth (Decline)

	2004	2003	Dollars	Percent

Net sales:
United States	$389.0	$292.5	$96.5	33%
Europe	125.1	94.1	31.0	33%
Japan	48.3	54.5	(6.2)	(11)%
Rest of Asia	33.1	33.6	(0.5)	(1.5)%
Other foreign countries	66.2	39.1	27.1	69%

	$661.7	$513.8	$147.9	29%

      Net sales in the United States increased $96.5 million (33%) to $389.0 million during the first half of 2004 versus the first half of 2003. In addition, the Company’s sales in regions outside of the United States increased $51.4 million (23%) to $272.7 million during the first half of 2004 versus the same period of 2003. As compared to the first half of 2003, net sales for the first half of 2004 in the United States and in regions outside of the United States were positively affected by the addition of sales of Top-Flite and Ben Hogan products in the amount of $87.6 million (in the United States) and $49.3 million (outside of the United States). In addition, as compared to 2003, the Company’s 2004 reported net sales in regions outside of the United States were affected by the translation of foreign currency sales into U.S. dollars based upon 2004 exchange rates. As compared to 2003, the translation of foreign currency sales into U.S. dollars for reporting purposes had a $25.4 million positive impact upon net sales for the first half of 2004, as measured by applying 2003 exchange rates to 2004 reported net sales.

      For the six months ended June 30, 2004, gross profit increased $29.7 million to $294.0 million from $264.3 million in the comparable period of 2003. Gross profit as a percentage of net sales decreased to 44% of net sales in the first six months of 2004 from 51% in the comparable period of 2003. This decline in the Company’s gross profit percentage was primarily attributable to lower average selling prices as a result of increased competitive pressures and close-out products, lower margins in the Top-Flite business (as compared to the Callaway Golf business) and the costs related to the integration of the Top-Flite and Callaway Golf operations, partially offset by improved margins on the Callaway Golf ball business.

      Selling expenses increased $43.6 million (43%) in the first half of 2004 to $145.7 million from $102.1 million in the comparable period of 2003, and were 22% and 20% of net sales, respectively. The increase in expenses was primarily due to the addition of Top-Flite selling expenses of $36.9 million and an $8.6 million increase in Callaway Golf tour and promotional expenses, partially offset by a $5.7 million decrease in Callaway Golf advertising expenses.

      General and administrative expenses increased $16.2 million (57%) in the first half of 2004 to $44.7 million from $28.5 million in the first half of 2003. As a percentage of sales, the expenses increased to 7% in the first half of 2004 from 6% in the first half of 2003. The dollar increase was primarily due to the addition of Top-Flite general and administrative expenses incurred in 2004 of $12.1 million.

      Research and development expenses increased $2.8 million (21%) in the first half of 2004 to $15.7 million from $12.9 million in the comparable period of 2003. As a percentage of sales, the expenses decreased to 2% in the first half of 2004 from 3% in the first half of 2003. The dollar increase was primarily due to the addition of Top-Flite research and development expenses of $2.2 million.

      Other expense increased to $1.3 million in the first half of 2004 as compared to other income of $0.3 million in the first half of 2003. The $1.6 million of additional other expense is primarily attributable to a $7.0 million increase in foreign currency transaction losses partially offset by a $4.9 million increase in foreign currency contract gains.

      Net income for the first half of 2004 decreased 29% to $54.3 million from $76.6 million in the comparable period in 2003. Diluted earnings per share for the first half of 2004 decreased 32% to $0.79 from $1.16 in the comparable period in 2003. Net income and diluted earnings per share in 2004 were negatively affected by after-tax charges relating to the integration of the Callaway Golf and Top-Flite operations in the amount of $9.9 million and $0.15 per share, respectively. Excluding these integration charges, as compared to the first half of 2003, for the first half of 2004, (i) pro forma net income would have decreased 16% to $64.2 million and (ii) pro forma diluted earnings per share would have decreased to $0.94 per share.

      In order to assist with period over period comparisons of the Callaway Golf business and to provide additional insight into the effect that the acquisition and the integration of the Top-Flite business had on the Company’s results, the Company has provided the following reconciling information in accordance with Regulation G (in thousands, except per share data):

	Six Months Ended June 30,

	2004				2003(*)

	Callaway	Top-Flite	Integration
	Golf	Golf	Charges	Total	Total

Net sales	$524,769	$136,925	$—	$661,694	$513,796
Gross profit	256,382	46,983	(9,338)	294,027	264,331
% of sales	49%	34%	n/a	44%	51%
Operating expenses	152,962	46,634	6,458	206,054	143,448

Income (loss) from operations	103,420	349	(15,796)	87,973	120,883
Other income (expense), net	(1,735)	414	—	(1,321)	288

Income (loss) before income taxes	101,685	763	(15,796)	86,652	121,171
Income tax provision (benefit)	38,012	285	(5,905)	32,392	44,550

Net income (loss)	$63,673	$478	$(9,891)	$54,260	$76,621

Diluted earnings (loss) per share	$0.93	$0.01	$(0.15)	$0.79	$1.16
Weighted-average shares outstanding	68,367	68,367	68,367	68,367	66,036

(*)	During the latter part of 2003, the Callaway Golf Company completed the acquisition of substantially all of the golf-related assets of the Top-Flite Golf Company. Therefore, the results reported for the six months ended June 30, 2003 reflect only the Callaway Golf and Odyssey brand operations as there were no Top-Flite Golf operating results or integration charges for such period.

Financial Condition

      Cash and cash equivalents decreased $11.6 million (24%) to $35.7 million at June 30, 2004, from $47.3 million at December 31, 2003. During the first half of 2004, the Company also utilized a line of credit, which had a balance of $20.0 million at June 30, 2004. The overall decrease in cash primarily resulted from cash used in operating activities of $19.4 million and cash used in investing activities of $16.6 million, partially offset by cash provided by financing activities of $25.4 million. Cash flows used in operating activities for the six months ended June 30, 2004, reflect a net $160.4 million increase in accounts receivable, partially offset by net income of $54.3 million, adjusted for depreciation and amortization of $26.3 million, a $32.3 million decrease in inventory, a $13.5 million increase in accounts payable and accrued expenses and a $5.0 million increase in employee compensation and benefits. Cash flows used in investing activities reflect the FrogTrader business acquisition (net of acquired cash) of $9.2 million and capital expenditures of $7.7 million. Cash flows provided by financing activities are primarily attributable to $20.0 million of net proceeds from the line of credit and $16.7 million of proceeds from the issuance of common stock in connection with the exercise of employee stock options and purchases under the employee stock purchase plan. During the three months ended June 30, 2004, the Company declared a $0.07 per share dividend that was paid in the amount of $4.7 million in July 2004.

      At June 30, 2004 the Company had cash and cash equivalents of $35.7 million, as compared to $137.5 million at June 30, 2003. During the first half of 2004, the Company utilized its line of credit which had a balance of $20 million at June 30, 2004. The decrease in cash and use of the line of credit is primarily due to the use of $160.4 million of cash to purchase Top-Flite assets in the last half of 2003, which depleted cash reserves at the beginning of the current year, as well as increased the cash requirements to fund operations during the first half of 2004. In addition, cash flow from operations has been negatively impacted by lower net income, increased accounts receivable payment terms, and the timing of tax payments. The Company also utilized $9.2 million in net cash to purchase FrogTrader.

      At June 30, 2004, the Company’s net accounts receivable increased $160.4 million to $261.1 million from $100.7 million at December 31, 2003. The growth in receivables is primarily due to the general seasonality of the business (see below “Certain Factors Affecting Callaway Golf Company — Seasonality and Adverse Weather Conditions”). The Company’s net accounts receivable increased $64.5 million at June 30, 2004 as compared to the Company’s net accounts receivable at June 30, 2003, primarily due to the addition of Top-Flite receivables. Excluding the Top-Flite balances, gross accounts receivable would have increased $8.6 million. This increase is primarily attributable to extended terms offered in response to market conditions.

      At June 30, 2004, the Company’s net inventory decreased $30.8 million to $154.6 million from $185.4 million at December 31, 2003. The decrease is consistent with seasonal trends (see below “Certain Factors Affecting Callaway Golf Company — Seasonality and Adverse Weather Conditions”). The Company’s net inventory increased $34.9 million at June 30, 2004 as compared to the Company’s net inventory at June 30, 2003, primarily due to the addition of Top-Flite’s inventory. Excluding Top-Flite’s balances, net inventory levels would have decreased $9.5 million as compared to net inventory levels at June 30, 2003.

      At June 30, 2004, the Company’s net property, plant and equipment decreased $19.5 million to $145.3 million from $164.8 million at December 31, 2003. This decrease is primarily due to depreciation of $24.6 million during the first half of 2004, asset disposals of $2.6 million, partially offset by additions of $7.7 million during the same period.

Liquidity

Sources of Liquidity

      The Company’s principal sources of liquidity, both on a short-term and long-term basis, for the periods presented generally have been cash flows provided by operations. The Company currently expects this to continue over the long-term. In the short term, however, given the significant amount of cash used in the Top-Flite Acquisition, the Company intends to supplement its cash provided by operations with its credit facilities. At June 30, 2004, the Company had a revolving line of credit with Bank of America and certain other lenders to borrow up to $100.0 million (the “Credit Facility”). At June 30, 2004, there were $20.0 million of borrowings outstanding under the credit facility and the Company was in compliance with the covenants prescribed by the Credit Facility.

      The $100.0 million Credit Facility is scheduled to be available until November 9, 2004, subject to earlier termination in accordance with its terms and subject to extension upon agreement of all parties. Upon the expiration of the Credit Facility, provided the Company is not in default of the terms of the Credit Facility and subject to certain conditions, the Company has the option to convert the amounts outstanding under the Credit Facility into a one-year term loan.

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

Share Repurchases

      Repurchases of equity securities as reported on a settlement date basis during the quarter ended June 30, 2004 were as follows (in millions, except per share amounts):

			Total # of Shares	Approximate Dollar
			Purchased as	Value of Shares that
		Average	Part of Publicly	May Yet Be
	Total # of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased(1)	Per Share	or Programs	Plans or Programs

April 1, 2004 – April 30, 2004	0.4	$17.84	0.4	$8.0
May 1, 2004 – May 31, 2004	—	—	—	$8.0
June 1, 2004 – June 30, 2004	—	—	—	$8.0

(1)	All repurchases set forth in this table were made pursuant to the $50.0 million stock repurchase program authorized and announced by the Board of Directors in May 2002.

Other Significant Cash and Contractual Obligations

      The following table provides, as of June 30, 2004 certain significant cash and contractual obligations that will affect the Company’s future liquidity (in millions):

	Payments Due By Period

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Line of credit	$20.0	$20.0	$—	$—	$—
Long-term debt obligations	—	—	—	—	—
Operating leases(1)	18.7	5.9	7.5	3.1	2.2
Capital leases(2)	0.1	0.1	—	—	—
Unconditional purchase obligations	(3)	(3)	—	—	—
Deferred compensation(4)	8.8	1.0	1.1	0.6	6.1

Total(5)	$47.6	$27.0	$8.6	$3.7	$8.3

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles as well as office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases and include operating leases assumed as part of the Top-Flite Acquisition.

(2)	The Company acquired certain capital lease obligations as a result of the Top-Flite Acquisition primarily related to computer and telecommunications systems. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable capital leases.

(3)	Occasionally the Company enters into long-term purchase commitments for production materials and other items; however, at June 30, 2004, the Company had no such outstanding commitments. The Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or are undocumented except for an invoice. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.

(4)	The amounts presented in this line item represent the liability for the Company’s unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9.7 million at June 30, 2004.

(5)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated and, therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. See below “Supply of Electricity and Energy Contracts.”

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

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to certain employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2004 was not material to the Company’s financial position, results of operations or cash flows.

      In addition to the cash and contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See below “Part II, Item I — Legal Proceedings.”

Sufficiency of Liquidity

      Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its credit facility, will be sufficient to finance current operating requirements, planned capital expenditures, contractual obligations and commercial commitments, for the next twelve months. There can be no assurance, however, that future industry specific or other developments, general economic trends or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements. See below “Certain Factors Affecting Callaway Golf Company.”

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

      The Company believes the Enron Contract has been terminated, and as of June 30, 2004, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

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

Top-Flite Golf Company Asset Acquisition

      In September 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of the TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.), which included golf ball manufacturing facilities, the Top-Flite and Ben Hogan brands, and all golf-related patents and trademarks. The Company faces certain challenges associated with this acquisition, including (i) reinvigorating the Top-Flite brands in the marketplace, (ii) the assimilation of the Top-Flite and Callaway Golf brands in the marketplace without negatively affecting the sales of either brand, (iii) the integration and consolidation of the Callaway Golf and Top-Flite golf ball manufacturing operations, (iv) the ability to maintain good customer relations and service as the Company integrates international Top-Flite sales and distribution operations with the Company’s existing foreign subsidiaries, (v) operating all or almost all of the golf ball manufacturing operations in a mature facility that is located in a harsh climate across the country from the Company’s principal executive offices and that has a unionized workforce, and (vi) the employee and other issues inherent in any consolidation. Furthermore, the integration and consolidation of the acquired assets will require a considerable amount of time and attention of senior management and others, which could have an adverse effect upon the Company’s club business.

      In addition, in connection with the integration and consolidation of the golf ball manufacturing operations, the Company has incurred and expects to incur additional significant charges to earnings. During the fourth quarter of 2003, the Company recorded a charge of approximately $0.25 per share related to the disposal of certain golf ball manufacturing equipment. During the first half of 2004, the Company incurred additional integration charges in the amount of approximately $0.15 per share and on July 22, 2004, the Company announced that the total integration charges for 2004 (including the charges incurred during the first half ) are estimated to be approximately $0.25 per share. Additional integration charges are expected in 2005.

      Finally, the Company has spent a considerable amount of cash to complete the Top-Flite Acquisition and there is no assurance that the Company will realize a satisfactory return on its investment.

Terrorist Activity and Armed Conflict

      Terrorist activities and armed conflicts in recent years (such as the attacks on the World Trade Center and the Pentagon, the incidents of Anthrax poisoning and the military actions in the Middle East, including the War in Iraq), as well as the threat of future conflict, have had a significant adverse effect upon the Company’s business. Any such additional events would likely have an adverse effect upon the world economy and would likely adversely affect the level of demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on these events and the economic, political, and public safety issues and concerns associated with such events. Also, such events could adversely affect the Company’s ability to manage its supply and delivery logistics. If such events caused a significant disruption in domestic or international air, ground or sea shipments, the Company’s ability to obtain the materials necessary to produce and sell its products and to deliver customer orders also would be materially adversely affected. Furthermore, such events have negatively impacted tourism, and if this negative impact upon tourism continues, the Company’s sales to retailers at resorts and other vacation destinations would be materially adversely affected.

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

Growth Opportunities

      Golf Clubs. In order for the Company to significantly grow its sales of golf clubs, the Company must either increase its share of the market for golf clubs or the market for golf clubs must grow. The Company already has a significant share of worldwide premium golf club sales and therefore opportunities for additional market share may be limited. The Company does not believe there has been any material increase in the number of golfers in the United States in over four years. Furthermore, the Company believes that since 1997 overall worldwide premium golf club sales have generally not experienced substantial growth in dollar volume from year to year. There is no assurance that the overall dollar volume of worldwide premium golf club sales will grow, or that it will not decline, in the future.

      Golf Balls. In connection with the acquisition of the Top-Flite assets, the Company significantly increased its golf ball market share. Prior to the acquisition, however, both Callaway Golf’s and Top-Flite’s market shares had been declining. The Company’s ability to reverse such decline and to obtain the market share previously enjoyed will depend in part upon the Company’s ability to integrate the Top-Flite brands and operations with the Callaway Golf brands and operations. There is no assurance that the Company will be able to successfully or profitably integrate these brands or operations or maintain the combined market share previously enjoyed by the Top-Flite and Callaway Golf brands.

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

      The Company’s size has made it a large consumer of certain materials, including steel, titanium alloys, carbon fiber and rubber. The Company does not make these materials itself, and must rely on its ability to obtain adequate supplies in the world marketplace in competition with other users of such materials. While the Company has been successful in obtaining its requirements for such materials thus far, there can be no assurance that it always will be able to do so at a reasonable price. An interruption in the supply of the materials used by the Company or a significant change in costs could have a material adverse effect on the Company.

Competition

      Golf Clubs. The golf club business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. New product introductions, price reductions, consignment sales, extended payment terms and “close-outs” (including close-outs of products that were recently commercially successful) by competitors continue to generate increased market competition. Furthermore, continued price compression in the club industry for new clubs could have a significant adverse affect on the Company’s pre-owned club business as the gap between the cost of a new club and a pre-owned club lessens. There can be no assurance that successful marketing activities, discounted pricing, consignment sales, extended payment terms or new product introductions by competitors will not negatively impact the Company’s future sales.

      Golf Balls. The golf ball business is also highly competitive and may be becoming even more competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated U.S. market share in excess of 50%. As competition in this business increases, many of these competitors are substantially discounting the prices of their products and/or increasing advertising, tour or other promotional support. This increased competition has resulted in significant expenses for the Company in both tour and advertising support and product development. Unless there is a change in competitive conditions, these pricing pressures and increased costs will continue to adversely affect the profitability of the Company’s golf ball businesses.

      On a consolidated basis, no one customer that distributes the Company’s golf clubs or balls in the United States accounted for more than 4% of the Company’s revenues in 2003, 2002 or 2001. On a segment basis, the Company’s golf ball customer base is much more concentrated than its golf club customer base. In 2004, it is expected that the top five golf ball customers will account for over 25% of the Company’s total golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

Market Acceptance of Products

      A golf equipment manufacturer’s ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including a golf club’s and golf ball’s look and “feel,” and the level of acceptance that a golf club and ball has among professional and recreational golfers. The subjective preferences of golf club and ball purchasers are difficult to predict and may be subject to rapid and unanticipated changes. In addition, the Company’s products have tended to incorporate significant innovations in design and manufacture, which have often, but not always, resulted in higher prices for the Company’s products relative to other products in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay premium prices for golf equipment or that the Company will be able to design and manufacture products that achieve market acceptance. In general, there can be no assurance as to whether or how long the Company’s golf clubs and golf balls will achieve and maintain market acceptance and therefore there can be no assurance that the demand for the Company’s products will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

New Product Introduction and Product Cyclicality

      The Company believes that the introduction of new, innovative golf clubs and golf balls is important to its future success. A major portion of the Company’s revenues is generated by products that are less than two years old. The Company faces certain risks associated with such a strategy. For example, in the golf industry, new models and basic design changes in golf equipment are frequently met with consumer rejection. In addition, prior successful designs have been rendered obsolete within a relatively short period of time as new products are introduced into the marketplace. Further, any new products that retail at a lower price than prior products may negatively impact the Company’s revenues unless unit sales increase. The rapid introduction of new golf club or golf ball products by the Company has resulted in close-outs of existing inventories at both the wholesale and retail levels. Such close-outs have resulted in reduced margins on the sale of older products, as well as reduced sales of new products, given the availability of older products at lower prices.

      The Company’s newly introduced golf club products generally, but not always, have a product life cycle of up to two years. These products generally sell significantly better in the first year after introduction as compared to the second year. In certain markets, such as Japan, the decline in sales occurs sooner in the product cycle and is more significant. The Company’s fusion woods generally sell at higher price points than its titanium metal woods, and its titanium metal woods generally sell at higher price points than its steel metal woods. Historically, the Company’s wood products generally have achieved better gross margins than its iron products. However, price compression in the woods market has made this differential less, and at times gross margins on woods may be less than other products. The Company’s sales and gross margins for a particular period may be negatively or positively affected by the mix of new products sold in such period.

Seasonality and Adverse Weather Conditions

      In addition to the effects of product cycles described above, the Company’s business is also subject to the effects of seasonal fluctuations. The Company’s first quarter sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. Orders for many of these sales are received during the fourth quarter of the prior year. The Company’s second and third quarter sales generally represent re-order business for golf clubs. Sales of golf clubs during the second and third quarters therefore are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of the products of the Company’s competitors. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of these areas and rounds played are up. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like golf clubs, re-orders of golf balls depend on the rate of sell-through. Retailers are sometimes reluctant to re-order the Company’s products in significant quantity when they already have excess inventory of the Company’s or it competitors’ products. The Company’s sales during the fourth quarter are generally significantly less than the other quarters because in general in many of the Company’s principal markets less people are playing golf during that time of year due to cold weather. Furthermore, it previously was the Company’s practice to announce its new product line at the beginning of each calendar year. The Company has departed from that practice and now generally announces its new product line in the fourth quarter to allow retailers to plan better. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products and/or result in close-out sales at reduced prices.

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

      The Rules of Golf as published by the R&A and the USGA are virtually the same except with respect to the regulation of “driving clubs.” The R&A rules currently permit drivers with a higher coefficient of restitution (“COR”) than is permitted under the USGA rules. As a result, in jurisdictions where the R&A rules are followed the Company (like many of its competitors) has marketed and sold drivers with a higher COR that conform to the R&A rules but not the USGA rules (the “Plus Drivers”). In those jurisdictions where the USGA rules are followed the Company markets and sells its standard drivers that conform to both the R&A and the USGA rules. All of the Company’s other products are believed to conform to both the USGA and R&A rules.

      Effective January 1, 2008, high COR drivers such as the Plus Drivers will not be conforming under the generally applicable Rules of Golf as published by the R&A. It is not clear what effect the change in rules will have upon demand for high COR drivers in R&A jurisdictions as 2008 approaches or subsequent to the implementation of the new restrictions. It is possible that some jurisdictions and/or golfers will choose not to follow the R&A’s changes and will instead continue to use high COR drivers. This uncertainty adversely affects the Company’s research and development and manufacturing operations which must plan and commit resources years in advance of a new product release. If the Company does not accurately anticipate consumer reaction to the new rules, the Company’s sales in such jurisdictions could be adversely affected and the Company could be required to expend significant resources to change its product offerings at such time. The Company also believes that the general confusion created by the ruling bodies of golf as to what is a conforming or non-conforming driver and the limits imposed on new driver technology have hurt sales of drivers generally.

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

Analyst Guidance, Media Reports and Market Volatility

      The Company’s stock is traded publicly, principally on the New York Stock Exchange. As a result, at any given time, there are usually various securities analysts which follow the Company and issue reports on the Company. These reports include information about the Company’s historical financial results as well as the analysts’ estimates of the Company’s future performance. The analysts’ estimates are based upon their own opinions and are often different from the Company’s own estimates or expectations. The Company has a policy against confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. In addition to analyst reports, the media also reports its opinion on the Company’s results. These media reports are often written quickly so as to be the first to the news wire and in an attempt to garner attention often lead with headlines that are not representative of the substance of the article. Furthermore, these media reports, which are often written by writers who are not financial experts, reflect only the writers’ views of the Company’s results. Investors should not assume that the Company agrees with such media reports or the manner in which the Company’s results are presented or characterized in such reports.

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

      It is the Company’s current practice to provide investors with estimates of anticipated revenues and earnings per share on an annual basis and to report each quarter on how the Company is progressing toward the achievement of those annual targets. The Company cannot predict its results with certainty. The Company’s estimates are based upon the information available and management’s expectations at the time such estimates are made and actual results could and often do differ materially. See “Important Notice to Investors” on the inside cover of this report.

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

Foreign Currency Fluctuations

      In the normal course of business, the Company is exposed to foreign currency exchange rate risks that could impact the Company’s results of operations. The Company’s risk management strategy includes the use of derivative financial instruments, including forward contracts and purchased options, to hedge certain of these exposures. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company does not enter into any trading or speculative positions with regard to foreign currency related derivative instruments.

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

      At June 30, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts were approximately $85.0 million and $87.7 million, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At June 30, 2004, the fair value of foreign currency-related derivatives were recorded as current assets of $0.3 million and current liabilities of $0.4 million.

      There were no notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges at June 30, 2004. At June 30, 2003, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $22.9 million. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three and six months ended June 30, 2004 and 2003, the Company recorded the following activity in OCI (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Beginning OCI balance related to cash flow hedges	$(0.6)	$(1.5)	$(2.5)	$(1.4)
Add: Net gain/(loss) initially recorded in OCI	0.6	(0.2)	0.8	(1.3)
Deduct: Net gain/(loss) reclassified from OCI into earnings	0.3	(1.1)	(1.4)	(2.1)

Ending OCI balance related to cash flow hedges	$(0.3)	$(0.6)	$(0.3)	$(0.6)

      During the three and six months ended June 30, 2004, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of June 30, 2004, $0.3 million of deferred net losses related to derivative instruments designated as cash flow hedges were included in OCI. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from OCI into earnings. The Company does not expect that such reclassifications will have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three months ended June 30, 2004 and 2003, the Company recorded net losses of $0.1 million and $0.1 million, respectively, as a result of changes in the spot-forward differential. During the six months ended June 30, 2004 and 2003, the Company recorded net losses of less than $0.1 million and less than $0.1 million, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At June 30, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $85.0 million and $64.8 million, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended June 30, 2004 and 2003, the Company recorded net gains of $1.1 million and net losses of $3.5 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures. During the six months ended June 30, 2004 and 2003, the Company recorded net gains of $0.6 million and net losses of $4.3 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2004 through its derivative financial instruments.

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

      The estimated maximum one-day loss from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $8.8 million at June 30, 2004. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $8.8 million at June 30, 2004 and would impact earnings. There would be no impact to OCI. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

      On November 4, 2002, Callaway Golf Sales Company was served with a complaint filed in the District Court of Sedgwick County, Kansas, Case No. 02C3607, seeking to assert an alleged class action on behalf of Kansas consumers who purchased select Callaway Golf products covered by the New Product Introduction Policy. Callaway Golf Company is also named in the Kansas case. The plaintiff in the Kansas case seeks damages and restitution for the alleged class under Kansas law. The trial court in the Kansas case has stayed the matter in light of the prior pending case in Tennessee.

      On May 14, 2004, a complaint was served on Callaway Golf Sales Company captioned Michael K. Murray v. Callaway Golf Sales Co., Case No 04-CVS-8294. The plaintiff claims to be a golf-store proprietor whose business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products to him because he chose not to follow the New Product Introduction Policy. Plaintiff seeks compensatory and punitive damages. On June 3, 2004, the case was removed to the United States District Court for the Western District of North Carolina, Charlotte Division as Civil Action Number 3:04CV274-H. Callaway Golf Sales Company has answered the complaint denying liability.

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a MaxFli (“MaxFli”), for infringement of a golf ball aerodynamics patent owned by the Company, U.S. Patent No. 6,213,898 (the “Aerodynamics Patent”). On October 15, 2001, MaxFli filed an answer to the complaint denying any infringement, and also filed a counterclaim against the Company asserting that former MaxFli employees hired by the Company had disclosed confidential MaxFli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. Among other remedies, MaxFli is seeking compensatory damages; an additional award of punitive damages equal to two times the compensatory damages; prejudgment interest; attorneys’ fees; a declaratory judgment; and injunctive relief. Both parties have amended their claims. The Company added a claim for false advertising and MaxFli added a claim for inequitable conduct before the Patent and Trademark Office. MaxFli’s original report from its damages expert asserts that MaxFli is entitled to at least $18.5 million in compensatory damages from the Company. MaxFli supplemented its damages report to seek an additional $11.3 million in compensatory damages, for a total compensatory damages claim of approximately $30.0 million. The Company has submitted its own expert report seeking damages for false advertising. On November 12, 2003, pursuant to an agreement between the Company and MaxFli, the court dismissed the Company’s claim for infringement of the Aerodynamics Patent and all portions of MaxFli’s counterclaim related to the Aerodynamics Patent, thereby resolving that part of the case. On May 13, 2004, the Court granted the Company’s motion for summary judgment, eliminating that portion of the case asserting that the Company misappropriated trade secrets with respect to the use of polyurethane on the cover of golf balls. On July 12, 2004, the Court denied MaxFli’s motion for reconsideration of that ruling. The effect of the Court’s ruling is to reduce MaxFli’s compensatory damages claim from approximately $30.0 million to $18.5 million. The Company’s remaining motions for summary judgment were denied. Thus, absent a resolution by settlement, the parties will proceed to trial on August 2, 2004. An unfavorable resolution of MaxFli’s counterclaim could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co. and certain principals of the Perfect Putter Co. Plaintiffs have sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs allege that the Company misappropriated certain alleged trade secrets of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorney’s fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, Callaway Golf removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. On April 29, 2003, the District Court denied plaintiffs’ motion to remand the case to state court. Thereafter, on August 14, 2003, the plaintiffs filed a second amended complaint adding a new claim for civil theft under Florida law based on the alleged facts set forth in the original complaint. If successful on that claim, the plaintiffs will be entitled to treble damages. The Company has denied the allegations of the second amended complaint. The parties are currently engaged in discovery. Plaintiffs have served the Company with an expert report on damages seeking a compensatory damages recovery ranging from $11.5 million for alleged breach of contract to $206 million for alleged unjust enrichment. The Company will submit its own expert reports rebutting the assertions of plaintiffs’ experts. The trial of the action was continued by the Court on its own motion and is now set to commence on or about February 1, 2005. An unfavorable resolution of plaintiffs’ claims could have a material adverse effect upon the Company’s results of operations, cash flows and financial position.

      On July 3, 2003, Saso Golf, Inc. filed a lawsuit against the Company, Callaway Golf Sales Co., and an unrelated defendant in the United States District Court for the Northern District of Illinois, Case No. 03-CV-4646. Saso Golf alleges that sales of Callaway Golf’s metal woods, including but not limited to the original Callaway Golf Biggest Big Bertha, and Great Big Bertha infringe U.S. Patent No. 5,645,495 and seeks compensatory damages, treble damages, attorney’s fees, prejudgment interest, costs and injunctive relief. Effective May 14, 2004, the parties resolved the matter, Saso Golf released all of its claims, and the complaint was dismissed with prejudice.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Except as discussed above with regard to the MaxFli litigation or Perfect Putter litigation, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations, cash flows or financial position.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      Repurchases of equity securities as reported on a settlement date basis during the quarter ended June 30, 2004 were as follows (in millions, except per share amounts):

			Total # of Shares	Approximate Dollar
			Purchased as	Value of Shares that
		Average	Part of	May Yet Be Purchased
	Total # of Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased(1)	Per Share	Plans or Programs	Programs

April 1, 2004 - April 30, 2004	0.4	$17.84	0.4	$8.0
May 1, 2004 - May 31, 2004	—	—	—	$8.0
June 1, 2004 - June 30, 2004	—	—	—	$8.0

(1)	All repurchases set forth in this table were made pursuant to the $50.0 million stock repurchase program authorized and announced by the Board of Directors in May 2002.

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      On May 25, 2004, the Company held its 2004 Annual Meeting of Shareholders. Ronald A. Drapeau, Samuel H. Armacost, William C. Baker, Ronald S. Beard, John C. Cushman, III, Yotaro Kobayashi, Richard Rosenfield and Anthony S. Thornley were elected to the Board of Directors. In addition, the Company’s shareholders approved: (i) the 2004 Equity Incentive Plan; and (ii) the amended and restated Employee Stock Purchase Plan.

      The voting results for the election of directors were as follows:

Name	Votes For	Votes Withheld

Ronald A. Drapeau	68,500,066	1,561,600
Samuel H. Armacost	68,484,283	1,577,383
William C. Baker	65,204,115	4,857,551
Ronald S. Beard	64,696,751	5,364,915
John C. Cushman, III	69,243,413	818,253
Yotaro Kobayashi	46,716,033	23,345,633
Richard Rosenfield	66,020,556	4,041,110
Anthony S. Thornley	69,398,288	663,378

      The voting results for the proposal to approve the 2004 Equity Incentive Plan are as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote

48,381,616	13,209,426	98,070	8,372,554

      The voting results for the proposal to approve the amended and restated Employee Stock Purchase Plan are as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote

56,061,282	5,531,825	96,004	8,372,555

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      a.     Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).
3.2	Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 2004 (file no. 33-77024).
4.2	Rights Agreement by and between the Company and Mellon Investor Services LLC (f/k/a Chemical Mellon Shareholder Services) as Rights Agent, dated as of June 21, 1995, incorporated herein by this reference to Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Commission on August 12,1995 (file no. 1-10962).
4.3	First Amendment to Rights Agreement, effective June 22, 2001, by and between the Company and Mellon Investor Services LLC, as Rights Agent, incorporated herein by this reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).
4.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Junior Participating Preferred Stock, incorporated herein by this reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).

31.1	Certification of Ronald A. Drapeau pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

      b.     Reports on Form 8-K

      Form 8-K, dated June 15, 2004, was furnished to the Securities and Exchange Commission reporting the issuance of a press release of even date therewith, which press release was captioned, “Callaway Golf Lowers Guidance for 2004; Conference Call Scheduled to Discuss Business Trends.”

      Form 8-K, dated April 22, 2004, was furnished to the Securities and Exchange Commission reporting the issuance of a press release of even date therewith, which press release was captioned, “Callaway Golf Announces Record First Quarter Sales; Core Business Strengthens During Top-Flite Integration; Company Reiterates 2004 Guidance for Sales and Earnings.”

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

Date: July 28, 2004

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