Form 10-Q
period 2004-09-30
CALLAWAY GOLF CO /CA
filed 2004-11-09
CIK 837465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of October 29, 2004 was 76,284,277.

      Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows, as well as estimated charges to earnings, projected amortization expenses and contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Callaway Golf Company” contained in this report, as well as the Company’s other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

      Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Passion For Excellence — Apex — Apex Edge — Apex Plus — Ben Hogan — BH design — Big Ben — Big Bertha — C design — CB1 — CTU 30 — Callaway — Callaway Connect — Callaway Golf — Chevron Device — Dawn Patrol — Daytripper — Demonstrably Superior and Pleasingly Different — Deuce — DOT — DFX — Divine Nine — Dual Force — Dual Zone — Eagle — Ely Would — ERC — Flying Lady — FTX — Fusion — Game Enjoyment System — Gems — GES — Ginty — Great Big Bertha — Hawk Eye — Heavenwood — Hogan — HX — Legacy — Legend — Magna — Molitor — Number One Putter In Golf — Odyssey — Pure Distance — RCH — Rossie — Rule 35 — S2H2 — Slickote — S.O.A.R. — Speed Slot — Steelhead  — Strata — Stronomic — STS — T design — The Hawk — The Longest Balls — The Most Played Name In Golf — Trade In! Trade Up! — Top-Flite — Tour 100 — Tour Blue — Tour Edition — Tour Impact — Tour Straight — Tour Ultimate — TriForce — TriHot — Tru Bore — VFT — War Bird — Warbird — White Hot — White Steel — World’s Friendliest — X-12 — X-14 — X-16 — X-18 — XL — XL 2000 — XL 3000 — X-SPANN — XWT — Z-Balata.

CALLAWAY GOLF COMPANY

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$67,518	$47,340
Accounts receivable, net	114,857	100,664
Inventories, net	161,462	185,389
Deferred income taxes	38,643	36,707
Income taxes receivable	26,982	—
Other current assets	13,855	13,362

Total current assets	423,317	383,462
Property, plant and equipment, net	139,707	164,763
Intangible assets, net	147,936	149,635
Goodwill	29,168	20,216
Deferred income taxes	—	12,289
Other assets	15,193	18,201

	$755,321	$748,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$75,528	$79,787
Accrued employee compensation and benefits	25,990	25,544
Accrued warranty expense	12,577	12,627
Capital leases, current portion	53	240
Income taxes payable	—	11,962

Total current liabilities	114,148	130,160
Long-term liabilities:
Deferred compensation	9,055	8,947
Energy derivative valuation account	19,922	19,922
Deferred income taxes	553	—
Capital leases, long-term portion	28	154
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 83,781,944 and 83,710,094 issued at September 30, 2004 and December 31, 2003, respectively	838	837
Paid-in capital	352,918	400,939
Unearned compensation	(702)	—
Retained earnings	470,574	466,441
Accumulated other comprehensive income	6,655	2,890
Less: Grantor Stock Trust held at market value, 7,311,678 shares and 8,702,577 shares at September 30, 2004 and December 31, 2003, respectively	(77,284)	(146,638)

	752,999	724,469
Less: Common Stock held in treasury, at cost, 8,497,667 and 8,144,667 shares at September 30, 2004 and December 31, 2003, respectively	(141,384)	(135,086)

Total shareholders’ equity	611,615	589,383

	$755,321	$748,566

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2004		2003		2004		2003

Net sales	$128,457	100%	$153,634	100%	$790,151	100%	$667,430	100%
Cost of sales	102,386	80%	83,414	54%	470,053	59%	332,878	50%

Gross profit	26,071	20%	70,220	46%	320,098	41%	334,552	50%
Operating expenses:
Selling expenses	58,300	45%	47,462	31%	203,991	26%	149,527	22%
General and administrative expenses	23,219	18%	14,684	10%	67,914	9%	43,154	6%
Research and development expenses	7,855	6%	7,734	5%	23,523	3%	20,648	3%

Total operating expenses	89,374	70%	69,880	45%	295,428	37%	213,329	32%

Income (loss) from operations	(63,303)	(49)%	340	0%	24,670	3%	121,223	18%
Other income (expense), net	1,091		1,056		(230)		1,345

Income (loss) before income taxes	(62,212)	(48)%	1,396	1%	24,440	3%	122,568	18%
Provision for (benefit from) income taxes	(26,317)		(938)		6,075		43,613

Net income (loss)	$(35,895)	(28)%	$2,334	2%	$18,365	2%	$78,955	12%

Earnings (loss) per common share:
Basic	$(0.53)		$0.04		$0.27		$1.20
Diluted	$(0.53)		$0.03		$0.27		$1.19
Weighted-average shares outstanding:
Basic	67,847		66,261		67,641		65,936
Diluted	67,847		66,808		68,235		66,295
Dividends declared per share	$0.07		$0.07		$0.21		$0.21

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Net income	$18,365	$78,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,027	30,447
Loss on disposal of long-lived assets	4,270	1,580
Tax benefit (reversal of benefit) from exercise of stock options	1,882	(1,623)
Non-cash compensation	101	15
Net non-cash foreign currency hedging losses	1,723	2,628
Net losses from sale of marketable securities	—	98
Deferred income taxes	12,254	422
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(13,710)	(40,009)
Inventories, net	26,111	39,767
Other assets	4,238	(1,290)
Accounts payable and accrued expenses	(9,286)	1,272
Accrued employee compensation and benefits	334	264
Accrued warranty expense	(51)	151
Income taxes payable (receivable)	(39,234)	26,598
Deferred compensation	108	828

Net cash provided by operating activities	46,132	140,103

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,204)	(165,147)
Capital expenditures	(16,065)	(4,826)
Proceeds from sale of capital assets	415	114
Proceeds from sale of marketable securities	—	24

Net cash used in investing activities	(24,854)	(169,835)

Cash flows from financing activities:
Issuance of Common Stock	18,649	12,875
Acquisition of Treasury Stock	(6,298)	(3,220)
Dividends paid, net	(14,232)	(13,863)
Payments on financing arrangements	—	(2,590)

Net cash used in financing activities	(1,881)	(6,798)

Effect of exchange rate changes on cash and cash equivalents	781	913

Net increase (decrease) in cash and cash equivalents	20,178	(35,617)
Cash and cash equivalents at beginning of period	47,340	108,452

Cash and cash equivalents at end of period	$67,518	$72,835

Non-cash financing activities:
Issuance of restricted stock	$800	$—
Liabilities assumed in connection with acquisition	$4,380	$20,588

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

						Accumulated
	Common Stock					Other		Treasury Stock
			Paid-in	Unearned	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income	GST	Shares	Amount	Total

Balance, December 31, 2003	83,710	$837	$400,939	$—	$466,441	$2,890	$(146,638)	(8,145)	$(135,086)	$589,383

Exercise of stock options	19	—	(3,713)	—	—	—	17,705	—	—	13,992
Tax benefit from exercise of stock options	—	—	1,882	—	—	—	—	—	—	1,882
Issuance of restricted common stock	53	1	800	(801)	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—	—	(353)	(6,298)	(6,298)
Compensatory stock and stock options	—	—	2	99	—	—	—	—	—	101
Employee stock purchase plan	—	—	(1,302)	—	—	—	5,959	—	—	4,657
Cash dividends declared	—	—	—	—	(14,232)	—	—	—	—	(14,232)
Adjustment of Grantor Stock Trust shares to market value	—	—	(45,690)	—	—	—	45,690	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	(16)	—	—	—	(16)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	3,781	—	—	—	3,781
Net income	—	—	—	—	18,365	—	—	—	—	18,365

Balance, September 30, 2004	83,782	$838	$352,918	$(702)	$470,574	$6,655	$(77,284)	(8,498)	$(141,384)	$611,615

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

FrogTrader Stock Purchase

      On May 28, 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader, Inc. (“FrogTrader”). The Company’s consolidated statements of operations include the financial results of FrogTrader for the period from the acquisition date of May 28, 2004 through September 30, 2004. FrogTrader has partnered with Callaway Golf and its participating retailers for the past two years to develop the Trade In! Trade Up! program. The Company acquired FrogTrader to better position the Company to stimulate purchases of new clubs by growing the Trade In! Trade Up! program and to enable the Company to better manage the distribution of pre-owned golf clubs and the Callaway Golf brand.

      The FrogTrader acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under SFAS No. 141, the aggregate cost of the acquired stock was $15,175,000, which included transactional costs of approximately $215,000, and was paid entirely in cash. The aggregate acquisition costs exceeded the estimated fair value of the net assets acquired. As a result, the Company has recorded goodwill of $8,863,000, none of which is deductible for tax purposes. In accordance with the applicable accounting rules, a full determination of the allocation of the aggregate acquisition costs will be made upon a final assessment of the estimated fair value of the acquired net assets. As of September 30, 2004, we have recorded the fair values of FrogTrader’s internally developed software and certain customer information based on a preliminary assessment from an outside valuation company received during the quarter. It is anticipated that the final assessment will be completed prior to the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

end of 2004 and will not differ materially from the preliminary allocation. The preliminary allocation as of September 30, 2004 is as follows (in thousands):

Assets:
Cash	$5,971
Accounts receivable	85
Inventory	1,962
Other current assets	312
Property, plant and equipment	258
Internally developed software	1,200
Customer lists	904
Goodwill	8,863
Liabilities:
Current liabilities	(4,373)
Long-term liabilities	(7)

Total net assets acquired	$15,175

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

      The acquisition of the Top-Flite assets provided a unique opportunity to significantly increase the size and profitability of the Company’s golf ball business and the Company was able to purchase the acquired assets at less than their estimated fair value. The Company paid the cash purchase price for the Top-Flite Acquisition from cash on hand. The Company intends to continue the U.S. and foreign operations of the acquired golf assets, including the use of acquired assets in the manufacturing of golf balls and golf clubs and the commercialization of the Top-Flite and Ben Hogan brands, patents and trademarks.

      The Company’s consolidated statements of operations include Top-Flite’s results of operations for the three and nine months ended September 30, 2004. For the three and nine month periods ended September 30, 2003, the Company’s consolidated statements of operations included only 15 days of Top-Flite’s results of operations in the U.S.

      The Top-Flite Acquisition was accounted for as a purchase in accordance with SFAS No. 141. Under SFAS No. 141, the estimated aggregate cost of the acquired assets is $182,960,000, which includes cash paid of $154,145,000, transaction costs of approximately $6,331,000, and assumed liabilities of approximately $22,484,000. The estimated fair value of the net assets exceeded the estimated aggregate acquisition costs. As

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

a result, the Company was required to reduce the carrying value of the acquired long-term assets on a pro rata basis. The allocation of the aggregate acquisition costs as of September 30, 2004 is as follows (in thousands):

Assets Acquired:
Accounts receivable	$45,360
Inventory	32,746
Other assets	1,147
Property, plant and equipment	55,775
Intangible assets (Note 6)	47,932
Liabilities Assumed:
Current liabilities	(17,398)
Long-term liabilities	(5,086)

Total net assets acquired	$160,476

      During the three and nine month periods ended September 30, 2004, the Company recorded pre-tax charges of $7,468,000 and $23,264,000, respectively, associated with the integration of the Callaway Golf and Top-Flite operations. The integration charges included $2,860,000 and $8,558,000 of accelerated depreciation for the three and nine month periods ended September 30, 2004, respectively, associated with golf ball manufacturing equipment that will no longer be in use upon completion of the Company’s integration efforts to consolidate the Callaway Golf and Top-Flite golf ball manufacturing operations. The integration charges also include employee severance and relocation costs, professional fees and building consolidation expenses.

3.	Accounting for Stock-Based Compensation

      The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company recorded compensation expense of $99,000 during the three and nine months ended September 30, 2004 as a result of restricted stock awards granted in connection with the FrogTrader acquisition. For the three and nine months ended September 30, 2003, the Company recorded compensation expense of $0 and $15,000 as a result of the restricted stock awards that were granted in 1998 and which vested in January 2003. All other employee stock-based awards were stock options which were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income from operations for those awards. Pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value-based recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” had

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

been applied in measuring stock-based employee compensation expense, are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss), as reported	$(35,895)	$2,334	$18,365	$78,955
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	57	—	57	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,087)	(2,351)	(7,933)	(6,968)

Pro forma net income (loss)	$(38,925)	$(17)	$10,489	$71,997

Earnings (loss) per common share:
Basic — as reported	$(0.53)	$0.04	$0.27	$1.20
Basic — pro forma	$(0.57)	$0.00	$0.16	$1.09
Diluted — as reported	$(0.53)	$0.03	$0.27	$1.19
Diluted — pro forma	$(0.57)	$0.00	$0.15	$1.09

      The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Dividend yield	1.9%	1.8%	1.9%	1.8%
Expected volatility	42.1%	47.3%	42.1%	48.3%
Risk free interest rates	1.46%-4.09%	1.36%-2.18%	1.46%-4.09%	1.22%-3.93%
Expected lives	3-4 years	3-4 years	3-4 years	3-4 years

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

4.	Marketable Securities and Other Investments

      The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Trading securities are carried at quoted fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are carried at quoted fair value, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated other comprehensive income. The Company held no marketable securities at September 30, 2004 or 2003. Investments in limited partnerships that do not have readily determinable fair values are stated at cost and are

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

reported in other assets. Realized gains and losses are determined using the specific identification method and are included in other income (expense), net.

5.	Inventories

      Inventories, net are summarized below (in thousands):

	September 30,	December 31,
	2004	2003

Raw materials	$68,515	$76,122
Work-in-process	6,096	9,129
Finished goods	101,758	118,744

	176,369	203,995
Reserve for excess and obsolescence	(14,907)	(18,606)

Total inventories, net	$161,462	$185,389

6.	Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class (in thousands):

		September 30, 2004			December 31, 2003
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

Non-amortizing:
Trade name, trademark and trade dress(1)(2)		$121,794	$—	$121,794	$120,605	$—	$120,605
Amortizing:
Patents(3)	3-16	33,165	8,968	24,197	32,277	7,251	25,026
Other(2)(4)	1-9	3,080	1,135	1,945	4,386	382	4,004

Total intangible assets		$158,039	$10,103	$147,936	$157,268	$7,633	$149,635

(1)	Acquired through acquisition transactions.

(2)	Changes in gross value during the nine months ended September 30, 2004 were affected by the final assessment of the estimated fair value of the acquired Top-Flite assets. See Note 2.

(3)	The gross balance of patents at September 30, 2004 and December 31, 2003 acquired during business acquisition transactions was $19,853,000 and $19,114,000, respectively. The accumulated amortization balance of acquired patents at September 30, 2004 and December 31, 2003, was $4,104,000 and $3,131,000, respectively.

(4)	The gross balance of other intangibles at September 30, 2004 and December 31, 2003 acquired during business acquisition transactions was $2,987,000 and $4,293,000, respectively. The accumulated amortization balance of other acquired intangibles at September 30, 2004 and December 31, 2003 was $1,103,000 and $364,000, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 1 to 16 years. During the three months ended September 30, 2004 and 2003, aggregate amortization expense for such assets was approximately $705,000 and $352,000, respectively. During the nine months ended September 30, 2004 and 2003, aggregate amortization expense was approximately $2,470,000 and $1,055,000, respectively. Amortization expense related to intangible assets at September 30, 2004 in each of the next five fiscal years and beyond is estimated to be incurred as follows (in thousands):

Remainder of 2004	$693
2005	2,754
2006	2,703
2007	2,700
2008	2,659
2009	2,456
Thereafter	12,177

$26,142

      Changes in goodwill during the nine months ended September 30, 2004 were primarily due to the acquisition of FrogTrader (see Note 2 for further details) which resulted in approximately $8,863,000 of goodwill. The remaining change of $89,000 related to foreign currency exchange rate fluctuations.

7.	Financing Arrangements

      At September 30, 2004, the Company had a $100,000,000 revolving line of credit with Bank of America, N.A. and certain other lenders (the “2003 Line of Credit”). At September 30, 2004, there were no borrowings outstanding under the 2003 Line of Credit and the Company was in compliance with all of the covenants and other terms thereof. The 2003 Line of Credit was scheduled to expire by its terms on November 9, 2004.

      Effective November 5, 2004, the Company amended and restated the 2003 Line of Credit to provide for a new five year revolving line of credit from Bank of America, N.A. and certain other lenders, providing for revolving loans of up to $300,000,000, of which $250,000,000 consisted of commitments available at the closing and the balance of which are available to the Company upon the satisfaction of certain conditions. Actual borrowing availability under the new credit facility is limited effectively by the financial covenants set forth in the new credit facility. As of the date of this report, the maximum amount that could be borrowed under the new credit facility was approximately $134,000,000. As of the date of this report, no borrowings were outstanding under the new credit facility and the Company was in compliance with the covenants and other terms thereof.

      In connection with the new credit facility, the Company is required to pay certain fees, including an unused commitment fee of between 17.5 to 35.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters EBITDA (each as defined in the new credit facility). Outstanding borrowings under the new credit facility accrue interest at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case plus a margin of 00.0 to 75.0 basis points or (ii) the Eurodollar Rate (as defined in the new credit facility) plus a margin of 75.0 to 200.0 basis points. The Company has agreed that repayment of amounts under the new credit facility will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by substantially all of the assets of the Company and such guarantor subsidiaries. The collateral (other than 65% of the stock of the Company’s foreign subsidiaries) will be released upon the satisfaction of certain financial conditions.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The new credit facility agreement requires the Company to maintain certain financial covenants, including a maximum leverage ratio, a minimum asset coverage ratio, a maximum capitalization ratio, a minimum interest coverage ratio and a minimum consolidated EBITDA. The new credit facility agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other restrictions that are customary in credit facility agreements of this type. The new credit facility also contains other customary provisions, including affirmative covenants, representations and warranties and events of default.

      The above summary of the provisions of the new credit facility is qualified in its entirety by the terms of the new credit facility, as set forth in Exhibit 10.48 to this Form 10-Q.

      In connection with the Top-Flite Acquisition, the Company assumed capital lease obligations which had an aggregate outstanding balance of $81,000 at September 30, 2004, related primarily to computer and telecommunication systems. The lease agreements expire in 2006.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Beginning balance	$13,468	$14,580	$12,627	$13,464
Provision	2,123	2,440	9,270	10,141
Claims paid/costs incurred	(3,014)	(3,405)	(9,320)	(9,990)

Ending balance	$12,577	$13,615	$12,577	$13,615

9.	Earnings Per Share

      A reconciliation of the weighted average shares used in the basic and diluted earnings (loss) per common share computations for the three and nine months ended September 30, 2004 and 2003 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Weighted-average shares outstanding:
Weighted-average shares outstanding — Basic	67,847	66,261	67,641	65,936
Dilutive securities	—	547	594	359

Weighted-average shares outstanding — Diluted	67,847	66,808	68,235	66,295

      Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options with an exercise price in excess

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported as their effect would be antidilutive. Thus, weighted–average shares outstanding — Diluted is the same as weighted-average shares outstanding — Basic in periods when a net loss is reported. For the three months ended September 30, 2004 and 2003, options outstanding totaling 13,049,000 and 9,846,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive. For the nine months ended September 30, 2004 and 2003, options outstanding totaling 9,634,000 and 11,160,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

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

      In the fall of 1999 the Company adopted a unilateral sales policy called the “New Product Introduction Policy” (“NPIP”). The NPIP sets forth the terms on which Callaway Golf chooses to do business with its customers with respect to the introduction of new products. The NPIP has been the subject of several legal challenges. Currently pending cases, described below, include Lundsford v. Callaway Golf, Case No. 2001-24-IV, pending in Tennessee state court (“Lundsford I”); Foulston v. Callaway Golf, Case No. 02C3607, pending in Kansas state court; Murray v. Callaway Golf Sales Company, Case No. 3:04CV274-H, pending in the United States Court for the Western District of North Carolina; and Lundsford v. Callaway Golf, Civil Action No. 3:04-cv-442 (“Lundsford II”).

      Lundsford I was filed on April 6, 2001, and seeks to assert a punitive class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products covered by the NPIP on or after March 30, 2000. Plaintiff asserts violations of Tennessee and Kansas antitrust and consumer protection laws and is seeking damages, restitution and punitive damages. The court has not made any determination that the case may proceed in the form of a class action.

      In Foulston, filed on November 4, 2002, plaintiff seeks to assert an alleged class action on behalf of Kansas consumers who purchased Callaway Golf products covered by the NPIP and seeks damages and restitution for the alleged class under Kansas law. The trial court in Foulston stayed the case in light of

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Lundsford I. The Foulston court has not made any determination that the case may proceed in the form of a class action.

      The complaint in Murray was filed on May 14, 2004, alleging that a retail golf business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products after the store violated the NPIP, and by the failure to permit plaintiff to sell Callaway Golf products on the internet. The proprietor seeks compensatory and punitive damages associated with the failure of his retail operation. Callaway Golf removed the case to the United States District Court for the Western District of North Carolina, and has answered the complaint denying liability.

      Lundsford II was filed on September 28, 2004 in the United States District Court for the Eastern District of Tennessee. The complaint in Lundsford II asserts that the NPIP constitutes an unlawful resale price agreement and an attempt to monopolize golf club sales prohibited by federal antitrust law. The complaint also alleges a violation of the state antitrust laws of Tennessee, Kansas, South Carolina and Oklahoma. Lundsford II seeks to assert a nationwide class action consisting of all persons who purchased Callaway Golf clubs subject to the NPIP on or after March 30, 2000. Plaintiff seeks treble damages under the federal antitrust laws, compensatory damages under state law, and an injunction. The Lundsford II court has not made a determination that the case may proceed in the form of a class action.

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a Maxfli (“Maxfli”), for infringement of a golf ball aerodynamics patent owned by the Company, U.S. Patent No. 6,213,898 (the “Aerodynamics Patent”). The Company later amended its complaint to add a claim that Maxfli engaged in false advertising by claiming that its A10 golf balls were the “longest ball on tour.” Maxfli answered the complaint denying patent infringement and false advertising, and also filed a counterclaim asserting that former Maxfli employees hired by the Company had disclosed confidential Maxfli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. In the counterclaim, Maxfli sought compensatory damages of $30,000,000; punitive damages equal to two times the compensatory damages; prejudgment interest; attorneys’ fees; a declaratory judgment; and injunctive relief. On November 12, 2003, pursuant to an agreement between the Company and Maxfli, the court dismissed the Company’s claim for infringement of the Aerodynamics Patent. On May 13, 2004, the Court granted the Company’s motion for summary judgment, eliminating a portion of Maxfli’s counterclaim and reducing Maxfli’s compensatory damages claim from approximately $30,000,000 to $18,500,000. The case was tried to a jury beginning on August 2, 2004. On August 12, 2004, the jury returned a verdict of $2,200,000 in favor of the Company based upon its finding that Maxfli willfully engaged in false advertising. The jury also rejected Maxfli’s counterclaim that the Company used any Maxfli trade secrets. Maxfli filed post-trial motions seeking to set aside the verdict and/or obtain a new trial. In post-trial motions Callaway Golf is seeking attorneys’ fees and prejudgment interest. It is expected that if Maxfli is unsuccessful, it will appeal the verdict. If Maxfli is successful with its post-trial motions, or an appeal of the verdict, and Maxfli’s counterclaims are ultimately resolved in Maxfli’s favor, such matters could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co. and its principals. Plaintiffs sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs alleged that the Company misappropriated certain alleged trade secrets and proprietary information of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorneys’ fees and costs, pre- and post-judgment interest and injunctive relief.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On December 20, 2002, the Company removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. On April 29, 2003, the District Court denied plaintiffs’ motion to remand the case to state court. Plaintiffs are seeking compensatory damages ranging from $11,500,000 for alleged breach of contract to $206,000,000 for alleged unjust enrichment, plus punitive damages. The trial of the action is scheduled to commence in September 2005. An unfavorable resolution of plaintiffs’ claims could have a material adverse effect upon the Company’s results of operations, cash flows and financial position.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Except as discussed above with regard to the Maxfli litigation, Perfect Putter litigation, or the cases challenging the NPIP, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations, cash flows or financial position.

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

Other Contingent Contractual Obligations

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to certain employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

issued during the nine months ended September 30, 2004 was not material to the Company’s financial position, results of operations or cash flows.

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

      The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net sales(1)
Golf clubs	$87,329	$139,513	$602,396	$624,034
Golf balls	41,128	14,121	187,755	43,396

	$128,457	$153,634	$790,151	$667,430

Income (loss) before income taxes(1)
Golf clubs	$(36,320)	$17,436	$88,237	$170,192
Golf balls(2)	(4,894)	(6,982)	(2,317)	(17,081)
Reconciling items(3)	(20,998)	(9,058)	(61,480)	(30,543)

	$(62,212)	$1,396	$24,440	$122,568

Additions to long-lived assets(4)
Golf clubs	$3,518	$14,603	$9,631	$18,519
Golf balls	4,808	87,024	6,434	87,064

	$8,326	$101,627	$16,065	$105,583

(1)	The information presented in this table includes the operations of Top-Flite for the three and nine month periods ended September 30, 2004. As the Top-Flite Acquisition did not occur until the third quarter of 2003, the results reported for the three and nine months ended September 30, 2003 are primarily

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

representative of the Callaway Golf Company and Odyssey brand operations, but also include 15 days of Top-Flite Golf operating results in the United States.

(2)	The Company’s 2004 income (loss) before income taxes includes the recognition of integration charges in the amount of approximately $3,310,000 and $10,379,000 for the three and nine months ended September 30, 2004, respectively, related to the integration of the Callaway Golf and Top-Flite golf ball operations.

(3)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. The reconciling items include the recognition of non-allocated integration charges in the amount of approximately $4,158,000 and $12,885,000 for the three and nine months ended September 30, 2004, respectively, related to the integration of the Callaway Golf and Top-Flite operations. The increase in reconciling items for 2004 as compared to 2003 is primarily due to these integration charges and the addition of Top-Flite reconciling items in 2004.

(4)	Additions for the three and nine months ended September 30, 2003 include long-lived assets acquired as part of the Top-Flite golf operations in the United States.

12.	Derivatives and Hedging

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

      At September 30, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts were approximately $33,530,000 and $87,714,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

derivatives on the balance sheet at fair value. At September 30, 2004, the fair value of foreign currency-related derivatives were recorded as current assets of $187,000 and current liabilities of $671,000.

      There were no notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges at September 30, 2004. At September 30, 2003, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $42,886,000. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three and nine months ended September 30, 2004 and 2003, the Company recorded the following activity in OCI (in thousands):

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Beginning OCI balance related to cash flow hedges	$(258)	$(561)	$(2,518)	$(1,362)
Add: Net gain/(loss) initially recorded in OCI	—	(1,076)	810	(2,420)
Deduct: Net loss reclassified from OCI into earnings	(170)	(475)	(1,620)	(2,620)

Ending OCI balance related to cash flow hedges	$(88)	$(1,162)	$(88)	$(1,162)

      During the three and nine months ended September 30, 2004, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges. As of September 30, 2004, $88,000 of deferred net losses related to derivative instruments designated as cash flow hedges were included in OCI. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from OCI into earnings. The Company does not expect that such reclassifications will have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three months ended September 30, 2004 no gains or losses were recorded on derivative instruments. During the three months ended September 30, 2003, the Company recorded net gains of $35,000 as a result of changes in the spot-forward differential. During the nine months ended September 30, 2004 and 2003, the Company recorded net losses of $103,000 and $50,000, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At September 30, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $33,530,000 and $44,828,000, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended September 30, 2004 and 2003, the Company recorded net losses of $915,000

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

and $716,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures. During the nine months ended September 30, 2004 and 2003, the Company recorded net losses of $282,000 and $5,021,000, respectively, due to net realized and unrealized losses on contracts used to hedge balance sheet exposures.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13.	Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as all changes in a company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income (loss). The following table sets forth the computation of comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss)	$(35,895)	$2,334	$18,365	$78,955
Other comprehensive income (loss):
Foreign currency translation	1,152	1,335	(16)	3,820
Net unrealized gain (loss) on cash flow hedges, net of tax	470	(407)	3,781	713
Change in unrealized loss on marketable securities	—	—	—	92

Comprehensive income (loss)	$(34,273)	$3,262	$22,130	$83,580

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Allowance for Doubtful Accounts

      The Company’s accounts receivable balance is recorded net of an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected.

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

Results of Operations

      During the latter part of 2003, Callaway Golf Company completed the acquisition of substantially all of the golf-related assets of the Top-Flite Golf Company. Therefore, the results reported for the three and nine months ended September 30, 2003 are primarily representative of the Callaway Golf and Odyssey brand operations, but also include 15 days of Top-Flite Golf operating results in the United States.

Three-Month Periods Ended September 30, 2004 and 2003

      Net sales decreased 16% to $128.5 million for the three months ended September 30, 2004 as compared to $153.6 million for the comparable period in the prior year. The overall decrease in net sales was primarily due to a $60.9 million (48%) decrease in the sales of golf clubs partially offset by a $27.1 million (191%) increase in the sales of golf balls in the third quarter of 2004 as compared to the third quarter of 2003. The decrease in golf club sales was primarily due to a decline in Callaway Golf woods and irons and Odyssey putters as a result of lower sales volumes and declines in average selling prices. This decline was partially offset by a $12.5 million increase in Top-Flite and Ben Hogan golf club sales during the third quarter of 2004 as compared to the same period in 2003, resulting from the inclusion of sales for a full three months in 2004 compared to two weeks in 2003. The increase in golf ball sales was primarily due to the $20.7 million increase in Top-Flite and Ben Hogan golf ball sales also resulting from the inclusion of sales for a full three months in 2004 compared to two weeks in 2003. In addition, as compared to 2003, the translation of foreign currency sales into U.S. dollars for reporting purposes had a $3.8 million positive impact upon net sales for the third quarter of 2004, as measured by applying 2003 exchange rates to 2004 reported net sales.

      Net sales information by product category is summarized as follows (in millions):

	For the Three
	Months Ended
	September 30,		Growth/(Decline)

	2004	2003	Dollars	Percent

Net sales:
Woods	$14.3	$44.0	$(29.7)	(67)%
Irons(*)	36.3	56.1	(19.8)	(35)%
Putters	15.6	27.0	(11.4)	(42)%
Golf balls	41.2	14.1	27.1	191%
Accessories and other(*)	21.1	12.4	8.7	70%

	$128.5	$153.6	$(25.1)	(16)%

(*)	Beginning with the first quarter of 2004, the Company includes wedge sales with iron sales. Previously, wedge sales were included as a component of the accessories and other category and prior periods have been reclassified to conform with the current period presentation.

      The $29.7 million (67%) decrease in net sales of woods to $14.3 million was primarily due to a decrease in sales of titanium and steel woods, partially offset by sales of the Company’s new fusion woods (woods comprised of multi-materials that are fused together). The overall decline in sales of woods during the quarter was primarily attributable to lower sales volumes combined with lower average selling prices as a result of increased competitive pressures.

      The $19.8 million (35%) decrease in net sales of irons to $36.3 million was primarily due to the decline in sales of the Callaway Golf irons. This decline was expected as the Company’s higher priced steel iron products were in their second year of their product life cycle and such products generally sell better in the first year after introduction. The overall decrease was partially offset by the increase in sales of Top-Flite and Ben Hogan iron sales generated from a full quarter of sales in 2004 as compared to two weeks of sales in 2003.

      The $11.4 million (42%) decrease in net sales of putters to $15.6 million is attributable to decreased sales of the Company’s Odyssey White Hot 2-ball putter (which is in its third year of sales) and DFX line of Odyssey putters, partially offset by the introduction of new putter products and the inclusion of a full quarter of sales of Top-Flite and Ben Hogan putters.

      The $27.1 million (191%) increase in net sales of golf balls to $41.2 million was primarily attributable to the inclusion of a full quarter of sales of the Top-Flite and Ben Hogan golf ball products. Sales of the Top-Flite and Ben Hogan brand golf balls were $26.1 million for the three months ended September 30, 2004. Callaway Golf ball sales during the third quarter of 2004 were $15.1 million, an increase of $1.0 million (7%) from the third quarter of 2003.

      The $8.7 million (70%) increase in sales of accessories and other products was primarily attributable to sales of pre-owned products through the recently acquired FrogTrader business combined with sales of Top-Flite and Ben Hogan bags, gloves and other accessories.

      Net sales information by region is summarized as follows (in millions):

	For the Three
	Months Ended
	September 30,		Growth/(Decline)

	2004	2003	Dollars	Percent

Net sales:
United States	$71.4	$77.7	$(6.3)	(8)%
Europe	21.9	29.8	(7.9)	(27)%
Japan	10.1	23.0	(12.9)	(56)%
Rest of Asia	9.9	15.3	(5.4)	(35)%
Other foreign countries	15.2	7.8	7.4	95%

	$128.5	$153.6	$(25.1)	(16)%

      Net sales in the United States decreased $6.3 million (8%) to $71.4 million during the third quarter of 2004 as compared to the third quarter of 2003. The Company’s net sales in regions outside of the United States decreased $18.8 million (25%) during the third quarter of 2004 to $57.1 million versus the same period in 2003. The decline in the United States and the regions outside of the United States was primarily attributable to lower sales volumes and declines in average selling prices as a result of increased competitive pressures. These declines were partially offset by the inclusion of sales of Top-Flite and Ben Hogan products in the amount of $27.1 million in the United States and $11.6 million in regions outside of the United States. In addition, as compared to 2003, the Company’s 2004 reported net sales in regions outside of the United States were positively affected by the translation of foreign currency sales into U.S. dollars based upon 2004 exchange rates. As compared to 2003, the translation of foreign currency sales into U.S. dollars for reporting purposes had a $3.8 million positive impact upon net sales for the third quarter of 2004, as measured by applying 2003 exchange rates to 2004 reported net sales.

      For the third quarter of 2004, gross profit decreased $44.1 million to $26.1 million from $70.2 million in the third quarter of 2003. Gross profit as a percentage of net sales decreased to 20% of net sales in the third quarter of 2004 from 46% in the comparable period of 2003. This decline in the Company’s gross profit percentage was primarily attributable to lower sales volumes, lower average selling prices as a result of increased competitive pressures, and the costs related to the integration of the Top-Flite and Callaway Golf operations, partially offset by improved margins on the Callaway Golf ball business.

      Selling expenses increased $10.8 million (23%) to $58.3 million in the third quarter of 2004 as compared to $47.5 million in the comparable period of 2003. As a percentage of sales, the expenses increased to 45% in the third quarter of 2004 from 31% in the third quarter of 2003. The dollar increase in expenses in the third quarter of 2004 was primarily due to the $11.3 million increase in Top-Flite selling expenses resulting from the inclusion of a full quarter of Top-Flite selling expenses in 2004 as compared to two weeks of selling expenses in 2003.

      General and administrative expenses increased $8.5 million (58%) in the third quarter of 2004 to $23.2 million from $14.7 million in the third quarter of 2003. As a percentage of sales, the expenses increased to 18% in the third quarter of 2004 from 10% in the third quarter of 2003. The dollar increase was primarily due to the $4.2 million increase in Top-Flite general and administrative expenses resulting from the inclusion of a full quarter of Top-Flite general and administrative expenses in 2004 as compared to two weeks of general and administrative expenses in 2003, as well as a $2.5 million increase in legal fees primarily related to the Dunlop/ Maxfli litigation.

      Research and development expenses increased $0.2 million (2%) in the third quarter of 2004 to $7.9 million from $7.7 million in the comparable period of 2003. As a percentage of sales, the expenses increased slightly to 6% from 5% in the prior year. The dollar increase was primarily due to the increase in Top-Flite research and development expenses of $1.2 million partially offset by a $0.4 million decline in consulting expenses.

      Other income remained consistent at $1.1 million in the third quarter of 2004 as compared to the third quarter of 2003. This is primarily attributable to a $1.5 million increase in foreign currency transaction gains partially offset by a $0.2 million increase in foreign currency contract losses, a $0.6 million decrease attributable to a legal settlement received in 2003, a $0.3 million decrease in interest income and a $0.2 million increase in Top-Flite other expense.

      During the third quarter of 2004, the Company recorded a $26.3 million benefit from income taxes as compared to a $0.9 million benefit for the comparable period of 2003. The income tax benefit in 2004 was primarily attributable to a loss in the third quarter of 2004, the positive impact of settlements reached with taxing authorities, and adjustments as a result of the Company’s finalization of its U.S. income tax return for 2003. The income tax benefit in 2003 was primarily attributable to a one-time export tax benefit in 2003 for certain prior year tax years.

      Net loss for the third quarter of 2004 was $35.9 million as compared to net income of $2.3 million in the comparable period in 2003. Diluted loss per share for the third quarter of 2004 was $0.53 as compared to diluted earnings per share of $0.03 in the comparable period of 2003. Net loss and diluted loss per share in 2004 were negatively affected by after-tax charges relating to the integration of the Callaway Golf and Top-Flite operations in the amount of $4.4 million and $0.07 per share, respectively. Excluding these integration charges, (i) net loss would have been $31.5 million and (ii) diluted loss per share would have been $0.46 per share for the third quarter of 2004.

      In order to assist with period over period comparisons of the Callaway Golf business and to provide additional insight into the effect that the acquisition and integration of the Top-Flite business had on the

Company’s results, the Company has provided the following reconciling information in accordance with Regulation G (in thousands, except per share data):

	Three Months Ended September 30,

	2004				2003(*)

	Callaway	Top-Flite	Integration
	Golf	Golf	Charges	Total	Total

Net sales	$89,788	$38,669	$—	$128,457	$153,634
Gross profit (loss)	22,107	8,784	(4,820)	26,071	70,220
% of sales	25%	23%	n/a	20%	46%
Operating expenses	68,925	17,801	2,648	89,374	69,880

Income (loss) from operations	(46,818)	(9,017)	(7,468)	(63,303)	340
Other income (expense), net	1,319	(228)	—	1,091	1,056

Income (loss) before income taxes	(45,499)	(9,245)	(7,468)	(62,212)	1,396
Income tax (benefit)	(19,650)	(3,569)	(3,098)	(26,317)	(938)

Net income (loss)	$(25,849)	$(5,676)	$(4,370)	$(35,895)	$2,334

Diluted earnings (loss) per share	$(0.38)	$(0.08)	$(0.07)	$(0.53)	$0.03
Weighted-average shares outstanding	67,847	67,847	67,847	67,847	66,808

(*)	During the latter part of 2003, Callaway Golf Company completed the acquisition of substantially all of the golf-related assets of the Top-Flite Golf Company. Therefore, the results reported for the quarter ended September 30, 2003 are primarily representative of the Callaway Golf and Odyssey brand operations, but also include 15 days of Top-Flite Golf operating results in the United States.

Nine-Month Periods Ended September 30, 2004 and 2003

      Net sales increased 18% to $790.2 million for the nine months ended September 30, 2004 as compared to $667.4 million for the comparable period in the prior year. The overall increase in net sales is primarily due to a $144.4 million (333%) increase in the sales of golf balls combined with a $38.0 million (77%) increase in sales of the Company’s accessories and other products. The significant increase in golf ball sales was due to the $112.2 million increase in net sales of Top-Flite and Ben Hogan golf ball products resulting from the inclusion of sales for a full nine months in 2004 as compared to two weeks in 2003 and a $32.2 million improvement in Callaway Golf brand golf ball sales. These increases were partially offset by a $36.4 million (31%) decrease in sales of putters and a $22.9 million (9%) decrease in sales of irons for the first nine months of 2004, as compared to the same period in 2003. As compared to the first nine months of 2003, the translation of foreign currency sales into U.S. dollars for reporting purposes had a $29.1 million positive impact upon net sales for the first nine months of 2004, as measured by applying 2003 exchange rates to 2004 reported net sales.

      As compared to the first nine months of 2003, the Company’s net sales for the first nine months of 2004 were significantly affected by the inclusion of $175.6 million in sales of Top-Flite and Ben Hogan branded products. Excluding sales of Top-Flite and Ben Hogan branded products, sales of Callaway Golf and Odyssey branded products were $614.6 million for the first nine months of 2004, a $47.5 million (7%) decrease as compared to the first nine months of 2003. This decrease is primarily due to a decline in sales volumes due to a decrease in sales of products that were in their second and third years of their product life cycles as well as a decline in average selling prices as a result of increased competitive pressures.

      Net sales information by product category is summarized as follows (in millions):

	For the Nine
	Months Ended
	September 30,		Growth (Decline)

	2004	2003	Dollars	Percent

Net sales:
Woods	$213.6	$213.9	$(0.3)	0%
Irons(*)	219.8	242.7	(22.9)	(9)%
Putters	81.7	118.1	(36.4)	(31)%
Golf balls	187.8	43.4	144.4	333%
Accessories and other(*)	87.3	49.3	38.0	77%

	$790.2	$667.4	$122.8	18%

(*)	Beginning with the first quarter of 2004, the Company includes wedge sales with iron sales. Previously, wedge sales were included as a component of the accessories and other category and prior periods have been reclassified to conform with the current period presentation.

      The $0.3 million (0%) decrease in net sales of woods to $213.6 million was primarily due to a decrease in titanium woods offset by an increase in sales of the Company’s new fusion woods products and steel products. The decrease in sales of titanium woods is primarily due to increased competitive pressures resulting in a decline in units sold as well as lower average selling prices. The increase in fusion and steel woods was due to new product introductions.

      The $22.9 million (9%) decrease in net sales of irons to $219.8 million was due primarily to a decline in sales of the Callaway Golf irons. This decline was expected as the Company’s higher priced steel iron products were in their second year of their product life cycle and such products generally sell better in the first year after introduction. The overall decrease was partially offset by the increase in sales of Top-Flite and Ben Hogan iron sales generated from a full nine months of sales in 2004 as compared to two weeks of sales in 2003.

      The $36.4 million (31%) decrease in net sales of putters to $81.7 million was attributable to decreased sales of the Company’s Odyssey White Hot 2-ball putter (which is in its third year of sales) and DFX line of Odyssey putters, partially offset by the introduction of new putter products and the inclusion of a full nine months of sales of Top-Flite and Ben Hogan putters.

      The $144.4 million (333%) increase in net sales of golf balls to $187.8 million was primarily attributable to the inclusion of sales of the Top-Flite and Ben Hogan golf ball products for a full nine months in 2004 as compared to two weeks in 2003, as well as strong sales for the newly released Callaway Golf balls. Sales of the Top-Flite and Ben Hogan brand golf balls were $116.7 million for the nine months ended September 30, 2004. Callaway Golf ball sales during the first nine months of 2004 were $71.1 million, an increase of $27.6 million (64%) from the first nine months of 2003. The increase in Callaway Golf ball sales during the first nine months of 2004 were positively affected by the addition of two new products to the product line for the current year and the absence of any new Callaway Golf ball product introductions in the first nine months of 2003.

      The $38.0 million (77%) increase in sales of accessories and other products is primarily attributable to sales of Top-Flite and Ben Hogan bags, gloves and other accessories and sales of pre-owned products through the recently acquired FrogTrader business combined with an increase in sales of Callaway Golf shoes, travel bags and other accessories.

      Net sales information by regions is summarized as follows (in millions):

	For the Nine
	Months Ended
	September 30,		Growth (Decline)

	2004	2003	Dollars	Percent

Net sales:
United States	$460.4	$370.2	$90.2	24%
Europe	146.9	123.9	23.0	19%
Japan	58.4	77.5	(19.1)	(25)%
Rest of Asia	43.1	48.9	(5.8)	(12)%
Other foreign countries	81.4	46.9	34.5	74%

	$790.2	$667.4	$122.8	18%

      Net sales in the United States increased $90.2 million (24%) to $460.4 million during the first nine months of 2004 versus the first nine months of 2003. The Company’s sales in regions outside of the United States increased $32.6 million (11%) to $329.8 million during the first nine months of 2004 versus the same period of 2003. The increase in the United States and the regions outside of the United States was primarily attributable to the inclusion of Top-Flite and Ben Hogan sales for a full nine months in 2004 in the amount of $114.7 million in the United States and $60.9 million in regions outside of the United States. In addition, as compared to 2003, the Company’s 2004 reported net sales in regions outside of the United States were affected by the translation of foreign currency sales into U.S. dollars based upon 2004 exchange rates. As compared to 2003, the translation of foreign currency sales into U.S. dollars for reporting purposes had a $29.2 million positive impact upon net sales for the first nine months of 2004, as measured by applying 2003 exchange rates to 2004 reported net sales.

      For the nine months ended September 30, 2004, gross profit decreased $14.5 million to $320.1 million from $334.6 million in the comparable period of 2003. Gross profit as a percentage of net sales decreased to 41% of net sales in the first nine months of 2004 from 50% in the comparable period of 2003. This decline in the Company’s gross profit percentage was primarily attributable to lower average selling prices as a result of increased competitive pressures and close-out products, lower margins in the Top-Flite business (as compared to the Callaway Golf business), lower sales volumes and the costs related to the integration of the Top-Flite and Callaway Golf operations, partially offset by improved margins on the Callaway Golf ball business.

      Selling expenses increased $54.5 million (36%) in the first nine months of 2004 to $204.0 million from $149.5 million in the comparable period of 2003, and were 26% and 22% of net sales, respectively. The increase in expenses was primarily due to the $48.2 million increase in Top-Flite selling expenses resulting from the inclusion of a full nine months of Top-Flite selling expenses in 2004 as compared to two weeks of selling expenses in 2003. The increase was also due to an $11.1 million increase in Callaway Golf tour and promotional expenses, partially offset by a $7.6 million decrease in Callaway Golf advertising expenses. The majority of the increase in tour and promotional expenses was incurred during the first half of the year, primarily as a result of the Company’s strategy to increase its presence on golf’s major professional tours.

      General and administrative expenses increased $24.8 million (57%) in the first nine months of 2004 to $67.9 million from $43.2 million in the first nine months of 2003. As a percentage of sales, the expenses increased to 9% in the first nine months of 2004 from 6% in the first nine months of 2003. The dollar increase was primarily due to the $16.3 million increase in Top-Flite general and administrative expenses resulting from the inclusion of a full nine months of Top-Flite general and administrative expenses in 2004 as compared to two weeks of general and administrative expenses in 2003, as well as a $4.2 million increase in legal fees primarily related to the Dunlop/Maxfli litigation and a $2.1 million increase in employee costs primarily related to severance costs.

      Research and development expenses increased $2.9 million (14%) in the first nine months of 2004 to $23.5 million from $20.6 million in the comparable period of 2003. As a percentage of sales, the expenses remained consistent at 3.0%. The dollar increase was primarily due to the $3.4 million increase in Top-Flite research and development expenses resulting from the inclusion of a full nine months of Top-Flite research and development expenses in 2004 as compared to two weeks of research and development expenses in 2003.

      Other expense increased to $0.2 million in the first nine months of 2004 as compared to other income of $1.3 million in the first nine months of 2003. The $1.5 million of additional other expense is primarily attributable to a $5.5 million decrease in foreign currency transaction gains partially offset by a $4.7 million decrease in foreign currency contract losses.

      During the first nine months of 2004, the Company recorded a provision for income taxes of $6.1 million as compared to a provision for income taxes of $43.6 million for the comparable period of 2003. The provision for income tax as a percentage of income before taxes was 25% in 2004 as compared to 36% in 2003. The 2004 tax rate was positively impacted by the resolution of certain prior tax audits. The 2003 tax rate was positively impacted by a one-time export tax benefit.

      Net income for the first nine months of 2004 decreased 77% to $18.4 million from $79.0 million in the comparable period in 2003. Diluted earnings per share for the first nine months of 2004 decreased 77% to $0.27 from $1.19 in the comparable period in 2003. Net income and diluted earnings per share in 2004 were negatively affected by after-tax charges relating to the integration of the Callaway Golf and Top-Flite operations in the amount of $14.3 million and $0.20 per share, respectively. Excluding these integration charges, as compared to the first nine months of 2003, for the first nine months of 2004, (i) net income would have increased to $32.7 million and (ii) diluted earnings per share would have decreased to $0.47 per share.

      In order to assist with period over period comparisons of the Callaway Golf business and to provide additional insight into the effect that the acquisition and the integration of the Top-Flite business had on the Company’s results, the Company has provided the following reconciling information in accordance with Regulation G (in thousands, except per share data):

	Nine Months Ended September 30,

	2004				2003(*)

	Callaway	Top-Flite	Integration
	Golf	Golf	Charges	Total	Total

Net sales	$614,557	$175,594	$—	$790,151	$667,430
Gross profit (loss)	278,490	55,766	(14,158)	320,098	334,552
% of sales	45%	32%	n/a	41%	50%
Operating expenses	221,886	64,436	9,106	295,428	213,329

Income (loss) from operations	56,604	(8,670)	(23,264)	24,670	121,223
Other income (expense), net	(415)	185	—	(230)	1,345

Income (loss) before income taxes	56,189	(8,485)	(23,264)	24,440	122,568
Income tax provision (benefit)	18,362	(3,284)	(9,003)	6,075	43,613

Net income (loss)	$37,827	$(5,201)	$(14,261)	$18,365	$78,955

Diluted earnings (loss) per share	$0.55	$(0.08)	$(0.20)	$0.27	$1.19
Weighted-average shares outstanding	68,235	68,235	68,235	68,235	66,295

(*)	During the latter part of 2003, Callaway Golf Company completed the acquisition of substantially all of the golf-related assets of the Top-Flite Golf Company. The results reported for the nine month period ended September 30, 2003 are primarily representative of the Callaway Golf and Odyssey brand operations, but also include 15 days of Top-Flite Golf operating results in the United States.

Financial Condition

      Cash and cash equivalents increased $20.2 million (43%) to $67.5 million at September 30, 2004, from $47.3 million at December 31, 2003. The overall increase in cash primarily resulted from cash provided by operating activities of $46.1 million partially offset by cash used in investing activities of $24.8 million and cash used in financing activities of $1.9 million. Cash flows provided by operating activities for the nine months ended September 30, 2004, reflect net income of $18.4 million, adjusted for depreciation and amortization of $39.0 million and a $26.1 million decrease in inventory. These cash inflows were partially offset by a net $13.7 million increase in accounts receivable, and a $39.2 million decrease in income taxes payable. Cash flows used in investing activities reflect the FrogTrader business acquisition (net of acquired cash) of $9.2 million and capital expenditures of $16.1 million. Cash flows used in financing activities are primarily attributable to the $14.2 million payment of dividends and the acquisition of treasury stock in the amount of $6.3 million partially offset by $18.6 million of proceeds from the issuance of common stock in connection with the exercise of employee stock options and purchases under the employee stock purchase plan.

      At September 30, 2004, the Company’s net accounts receivable increased $14.2 million to $114.9 million from $100.7 million at December 31, 2003. The growth in receivables is primarily due to the general seasonality of the business (see below “Certain Factors Affecting Callaway Golf Company — Seasonality and Adverse Weather Conditions”). The Company’s net accounts receivable decreased $21.5 million at September 30, 2004 as compared to the Company’s net accounts receivable at September 30, 2003. This decrease is attributable to the overall decrease in sales for the quarter ended September 2004.

      At September 30, 2004, the Company’s net inventory decreased $23.9 million to $161.5 million from $185.4 million at December 31, 2003. The decrease is consistent with seasonal trends (see below “Certain Factors Affecting Callaway Golf Company — Seasonality and Adverse Weather Conditions”). The Company’s net inventory increased $20.3 million as of September 30, 2004 as compared to the Company’s net inventory as of September 30, 2003. This increase is primarily attributable to an $18.1 million increase in Top-Flite net inventory. The Top-Flite inventory balance at September 30, 2003 consisted only of the U.S. portion of the inventory that was acquired in conjunction with the Top-Flite acquisition. All foreign inventory was acquired during the fourth quarter of 2003.

      At September 30, 2004, the Company’s net property, plant and equipment decreased $25.1 million to $139.7 million from $164.8 million at December 31, 2003. This decrease is primarily due to depreciation of $36.5 million during the first nine months of 2004 and asset disposals of $4.3 million, partially offset by asset additions of $16.1 million during the same period.

Liquidity

Sources of Liquidity

      The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities in effect from time to time. The Company currently expects this to continue. At September 30, 2004, the Company had a $100 million revolving line of credit with Bank of America and certain other lenders (the “2003 Line of Credit”). At September 30, 2004, there were no borrowings outstanding under the 2003 Line of Credit. The 2003 Line of Credit was scheduled to expire by its terms on November 9, 2004.

      Effective November 5, 2004, the Company amended and restated the 2003 Line of Credit to provide for a new five year revolving line of credit from Bank of America, N.A. and certain other lenders, providing for revolving loans of up to $300 million, of which $250 million consisted of commitments available at the closing and the balance of which are available to the Company upon the satisfaction of certain conditions. Actual borrowing availability under the new credit facility is limited effectively by the financial covenants set forth in the new credit facility. As of the date of this report, the maximum amount that could be borrowed under the new credit facility was approximately $134 million. As of the date of this report, no borrowings were outstanding under the new credit facility and the Company was in compliance with the covenants and other terms thereof. See Note 7 to the Company’s Consolidated Condensed Financial Statements for further details concerning the Company’s new line of credit.

Share Repurchases

      During the nine months ended September 30, 2004, the Company repurchased 353,000 shares of Callaway Golf common stock at a cost of $6.3 million. There were no repurchases of equity securities during the quarter ended September 30, 2004. All repurchases during the year were made pursuant to the $50.0 million stock repurchase program authorized and announced by the Board of Directors in May 2002. As of September 30, 2004 the remaining authority under this program authorizes the Company to repurchase approximately $8.0 million of Company stock.

Other Significant Cash and Contractual Obligations

      The following table provides, as of September 30, 2004 certain significant cash and contractual obligations that will affect the Company’s future liquidity (in millions):

	Payments Due By Period

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt obligations	—	—	—	—	—
Operating leases(1)	18.6	6.1	8.1	2.4	2.0
Capital leases(2)	0.1	0.1	—	—	—
Unconditional purchase obligations(3)	135.3	43.8	49.7	35.6	6.2
Deferred compensation(4)	9.1	1.0	1.1	0.6	6.4

Total(5)	$163.1	$51.0	$58.9	$38.6	$14.6

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles as well as office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases and include operating leases assumed as part of the Top-Flite Acquisition.

(2)	The Company acquired certain capital lease obligations as a result of the Top-Flite Acquisition primarily related to computer and telecommunications systems. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable capital leases.

(3)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed are the approximate amounts of the minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amounts paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.

(4)	The amounts presented in this line item represent the liability for the Company’s unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $8.9 million at September 30, 2004.

(5)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated and, therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. See below “Supply of Electricity and Energy Contracts.”

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2004 was not material to the Company’s financial position, results of operations or cash flows.

      In addition to the cash and contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See below “Part II, Item I — Legal Proceedings.”

Sufficiency of Liquidity

      Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its new credit facility, will be sufficient to finance current operating requirements, planned capital expenditures, contractual obligations and commercial commitments, for the next twelve months. There can be no assurance, however, that future industry specific or other developments, general economic trends or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements. See below “Certain Factors Affecting Callaway Golf Company.”

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

      The Company believes the Enron Contract has been terminated, and as of October 31, 2004, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

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

      In addition, in connection with the integration and consolidation of the golf ball manufacturing operations, the Company has incurred and expects to incur additional significant charges to earnings. During the fourth quarter of 2003, the Company recorded a charge of approximately $0.25 per share related to the disposal of certain golf ball manufacturing equipment. During the first nine months of 2004, the Company incurred additional pre-tax integration charges in the amount of approximately $23.3 million and on October 19, 2004 the Company announced that the total integration charges for 2004 (including the charges incurred during the first nine months) are estimated to be approximately $30 million. Additional integration charges in the amount of approximately $5 million to $10 million are estimated to be incurred in 2005.

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

Seasonality and Adverse Weather Conditions

      In addition to the effects of product cycles described above, the Company’s business is also subject to the effects of seasonal fluctuations. The Company’s first quarter sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. Orders for many of these sales are received during the fourth quarter of the prior year. The Company’s second and third quarter sales generally represent re-order business for golf clubs. Sales of golf clubs during the second and third quarters therefore are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of the products of the Company’s competitors. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the

Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of these areas and rounds played are up. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like golf clubs, re-orders of golf balls depend on the rate of sell-through. Retailers are sometimes reluctant to re-order the Company’s products in significant quantity when they already have excess inventory of the Company’s or its competitors’ products. The Company’s sales during the fourth quarter are generally significantly less than the other quarters because in general in many of the Company’s principal markets less people are playing golf during that time of year due to cold weather. Furthermore, it previously was the Company’s practice to announce its new product line at the beginning of each calendar year. The Company has departed from that practice and now generally announces its new product line in the fourth quarter to allow retailers to plan better. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products and/or result in close-out sales at reduced prices.

      Because of these seasonal trends, the Company’s business can be significantly adversely affected by unusual or severe weather conditions. Unfavorable weather conditions generally result in less golf rounds played, which generally results in less demand for golf clubs and golf balls. Furthermore, catastrophic storms, such as the recent hurricanes in Florida and along the east coast, can negatively affect golf rounds played not only during the storms but also for a significant period of time afterwards as storm damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. Consequently, sustained adverse weather conditions, especially during the warm weather months, could materially affect the Company’s sales.

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

      The Rules of Golf as published by the R&A and the USGA are virtually the same except with respect to the regulation of “driving clubs.” The R&A rules currently permit driver clubheads with greater flexibility (as measured by a specific test) than are permitted under the USGA rules. As a result, in jurisdictions where the R&A rules are followed, the Company (like many of its competitors) has marketed and sold drivers that conform to the R&A rules but not the USGA rules (the “Plus Drivers”). In those jurisdictions where the USGA rules are followed the Company markets and sells its standard drivers that conform to both the R&A and the USGA rules. All of the Company’s other products are believed to conform to both the USGA and R&A rules.

      Effective January 1, 2008, the more flexible clubheads such as those used for the Plus Drivers will not be conforming under the generally applicable Rules of Golf as published by the R&A. It is not clear what effect the change in rules will have upon demand for Plus Drivers in R&A jurisdictions as 2008 approaches or subsequent to the implementation of the new restrictions. It is possible that some jurisdictions and/or golfers will choose not to follow the R&A’s changes and will instead continue to use Plus drivers. This uncertainty adversely affects the Company’s research and development and manufacturing operations which must plan and commit resources years in advance of a new product release. If the Company does not accurately anticipate consumer reaction to the new rule changes, the Company’s sales in such jurisdictions could be adversely affected and the Company could be required to expend significant resources to change its product offerings at such time. The Company also believes that the general confusion created by the ruling bodies of golf as to what is a conforming or non-conforming driver and the limits imposed on new driver technology have hurt sales of drivers generally.

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

Change In Accounting Rules

      The Company currently and historically has accounted for its stock based compensation under Accounting Principles Board Opinion No. 25 (“APB No. 25”). Under APB No. 25, the Company is not required to record compensation expense for stock option grants to employees when the exercise price of the award is equal to the fair market value of the common stock on the date of grant. The Financial Accounting Standards Board has recently proposed rules which, if adopted as anticipated, would require the Company to begin recording compensation expense for such stock option awards based upon the fair value of such awards for all periods beginning after June 15, 2005. As a result, beginning in 2005, it is anticipated that the Company will be required to record compensation expense for any such awards granted in 2005 as well as awards granted prior to 2005 which vest on July 1, 2005 or thereafter. Such noncash compensation expense is anticipated to have a significant effect upon the Company’s reported earnings.

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

      The price at which the Company’s stock is traded on the securities exchanges is based upon many factors. In the short-term, the price at which the Company’s stock is traded can be significantly affected, positively or negatively, by analysts’ reports and media reports, regardless of the accuracy of such reports. Over the long-term, the price at which the Company’s stock is traded should tend to reflect the Company’s performance irrespective of such reports.

      The Company from time to time provides investors with estimates of anticipated revenues and earnings per share on an annual basis and reports on how the Company is progressing toward the achievement of those annual targets. The Company cannot predict its results with certainty. The Company’s estimates are based upon the information available and management’s expectations at the time such estimates are made and actual results could and often do differ materially. See “Important Notice to Investors” on the inside cover of this report.

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

      The Company is exposed to foreign currency exchange rate risk inherent primarily in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. The Company transacts business in approximately 12 currencies worldwide, of which the most significant to its operations are the European currencies, Japanese Yen, Korean Won, Canadian Dollar, and Australian Dollar. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.

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

      At September 30, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts were approximately $33.5 million and $87.7 million, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At September 30, 2004, the fair value of foreign currency-related derivatives were recorded as current assets of $0.2 million and current liabilities of $0.7 million.

      There were no notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges at September 30, 2004. At September 30, 2003, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $42.9 million. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the three and nine months ended September 30, 2004 and 2003, the Company recorded the following activity in OCI (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Beginning OCI balance related to cash flow hedges	$(0.3)	$(0.6)	$(2.5)	$(1.4)
Add: Net gain/(loss) initially recorded in OCI	—	(1.1)	0.8	(2.4)
Deduct: Net loss reclassified from OCI into earnings	(0.2)	(0.5)	(1.6)	(2.6)

Ending OCI balance related to cash flow hedges	$(0.1)	$(1.2)	$(0.1)	$(1.2)

      During the three and nine months ended September 30, 2004, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges.

      As of September 30, 2004, $0.1 million of deferred net losses related to derivative instruments designated as cash flow hedges were included in OCI. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed, the related deferred net gain or loss is reclassified from OCI into earnings. The Company does not expect that such reclassifications will have a material effect on the Company’s earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three months ended September 30, 2004 and 2003, the Company recorded net losses of $0 and less than $0.1 million, respectively, as a result of changes in the spot-forward differential. During the nine months ended September 30, 2004 and 2003, the Company recorded net losses of $0.1 million and less than $0.1 million, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

      At September 30, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $33.5 million and $87.7 million, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended September 30, 2004 and 2003, the Company recorded net losses of $0.9 million and net losses of $0.7 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures. During the nine months ended September 30, 2004 and 2003, the Company recorded net losses of $0.3 million and net losses of $5.0 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2004 through its derivative financial instruments.

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

      The estimated maximum one-day loss from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $3.6 million at September 30, 2004. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $3.6 million at September 30, 2004 and would impact earnings. There would be no impact to OCI. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

      Additionally, the Company is exposed to interest rate risk from its new credit facility (see Note 7 to the Company’s Consolidated Condensed Financial Statements). The credit facility is indexed to, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters EBITDA (each as defined in the new credit facility), of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case plus a margin of 00.0 to 75.0 basis points or (ii) the Eurodollar Rate (as defined in the new credit facility) plus a margin of 75.0 to 200.0 basis points.

      Note 7 to the Company’s Consolidated Condensed Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. During the third quarter of 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

      As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder (collectively, the “Section 404 requirements”), the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004, a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. The Company’s independent auditor will also be required to attest to and report on management’s assessment. The Company has maintained an internal audit function since 1994 and regularly tests and evaluates its internal controls, and therefore believes that it will be able to complete the assessment required by Section 404. There is no assurance, however, that future changes to the Section 404 requirements, changes in the business operations of the Company or other factors will not adversely affect the Company’s ability to complete the assessment by the date stipulated.

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

      In the fall of 1999 the Company adopted a unilateral sales policy called the “New Product Introduction Policy” (“NPIP”). The NPIP sets forth the terms on which Callaway Golf chooses to do business with its customers with respect to the introduction of new products. The NPIP has been the subject of several legal challenges. Currently pending cases, described below, include Lundsford v. Callaway Golf, Case No. 2001-24-IV, pending in Tennessee state court (“Lundsford I”); Foulston v. Callaway Golf, Case No. 02C3607, pending in Kansas state court; Murray v. Callaway Golf Sales Company, Case No. 3:04CV274-H, pending in the United States Court for the Western District of North Carolina; and Lundsford v. Callaway Golf, Civil Action No. 3:04-cv-442 (“Lundsford II”).

      Lundsford I was filed on April 6, 2001, and seeks to assert a punitive class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products covered by the NPIP on or after March 30, 2000. Plaintiff asserts violations of Tennessee and Kansas antitrust and consumer protection laws and is seeking damages, restitution and punitive damages. The court has not made any determination that the case may proceed in the form of a class action.

      In Foulston, filed on November 4, 2002, plaintiff seeks to assert an alleged class action on behalf of Kansas consumers who purchased Callaway Golf products covered by the NPIP and seeks damages and restitution for the alleged class under Kansas law. The trial court in Foulston stayed the case in light of Lundsford I. The Foulston court has not made any determination that the case may proceed in the form of a class action.

      The complaint in Murray was filed on May 14, 2004, alleging that a retail golf business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products after the store violated the NPIP, and by the failure to permit plaintiff to sell Callaway Golf products on the internet. The proprietor seeks compensatory and punitive damages associated with the failure of his retail operation. Callaway Golf removed the case to the United States District Court for the Western District of North Carolina, and has answered the complaint denying liability.

      Lundsford II was filed on September 28, 2004 in the United States District Court for the Eastern District of Tennessee. The complaint in Lundsford II asserts that the NPIP constitutes an unlawful resale price agreement and an attempt to monopolize golf club sales prohibited by federal antitrust law. The complaint also alleges a violation of the state antitrust laws of Tennessee, Kansas, South Carolina and Oklahoma. Lundsford II seeks to assert a nationwide class action consisting of all persons who purchased Callaway Golf clubs subject to the NPIP on or after March 30, 2000. Plaintiff seeks treble damages under the federal antitrust laws, compensatory damages under state law, and an injunction. The Lundsford II court has not made a determination that the case may proceed in the form of a class action.

      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a Maxfli (“Maxfli”), for infringement of a golf ball aerodynamics patent owned by the Company, U.S. Patent No. 6,213,898 (the “Aerodynamics Patent”). The Company later amended its complaint to add a claim that Maxfli engaged in false advertising by claiming that its A10 golf balls were the “longest ball on tour.” Maxfli answered the complaint denying patent infringement and false advertising, and also filed a counterclaim asserting that former Maxfli employees hired by the Company had disclosed confidential Maxfli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. In the counterclaim, Maxfli sought compensatory damages of $30.0 million; punitive damages equal to two times the compensatory damages; prejudgment interest; attorneys’ fees; a declaratory judgment; and injunctive relief. On November 12, 2003, pursuant to an agreement between the Company and Maxfli, the court dismissed the Company’s claim for infringement of the Aerodynamics Patent. On May 13, 2004, the Court granted the Company’s motion for summary judgment, eliminating a portion of Maxfli’s counterclaim and reducing Maxfli’s compensatory damages claim from approximately $30.0 million to $18.5 million. The case was tried to a jury beginning on August 2, 2004. On August 12, 2004, the jury returned a verdict of $2.2 million in favor of the Company based upon its finding that Maxfli willfully engaged in false advertising. The jury also rejected Maxfli’s counterclaim that the Company used any Maxfli trade secrets. Maxfli filed post-trial motions seeking to set aside the verdict and/or obtain a new trial. In post-trial motions Callaway Golf is seeking attorneys’ fees and prejudgment interest. It is expected that if Maxfli is unsuccessful, it will appeal the verdict. If Maxfli is successful with its post-trial motions, or an appeal of the verdict, and Maxfli’s counterclaims are ultimately resolved in Maxfli’s favor, such matters could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co. and its principals. Plaintiffs sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs alleged that the Company misappropriated certain alleged trade secrets and proprietary information of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs are seeking compensatory damages, exemplary damages, attorneys’ fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, the Company removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. On April 29, 2003, the District Court denied plaintiffs’ motion to remand the case to state court. Plaintiffs are seeking compensatory damages ranging from $11.5 million for alleged breach of contract to $206 million for alleged unjust enrichment, plus punitive damages. The trial of the action is scheduled to commence in September 2005. An unfavorable resolution of plaintiffs’ claims could have a material adverse effect upon the Company’s results of operations, cash flows and financial position.

      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Except as discussed above with regard to the Maxfli litigation, Perfect Putter litigation, or the cases challenging the NPIP, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations, cash flows or financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      There were no repurchases of equity securities as reported on a settlement date basis during the quarter ended September 30, 2004.

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      On November 5, 2004, the Company amended and restated its line of credit with Bank of America, N.A. and certain other lenders to provide for a new five year revolving line of credit. The new credit facility provides for revolving loans of up to $300 million, of which $250 million consisted of commitments available at the closing and the balance of which are available to the Company upon the satisfaction of certain conditions. Actual borrowing availability under the new credit facility is limited effectively by the financial covenants set forth in the new credit facility. As of the date of this report, the maximum amount that could be borrowed under the new credit facility was approximately $134 million. As of the date of this report, no borrowings were outstanding under the new credit facility and the Company was in compliance with the covenants and other terms thereof.

      In connection with the new credit facility, the Company is required to pay certain fees, including an unused commitment fee of between 17.5 and 35.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters EBITDA (each as defined in the new credit facility). Outstanding borrowings under the new credit facility accrue interest at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case plus a margin of 00.0 to 75.0 basis points or (ii) the Eurodollar Rate (as defined in the new credit facility) plus a margin of 75.0 to 200.0 basis points. The Company has agreed that repayment of amounts under the new credit facility will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by substantially all of the assets of the Company and such guarantor subsidiaries. The collateral (other than 65% of the stock of the Company’s foreign subsidiaries) will be released upon the satisfaction of certain financial conditions.

      The new credit facility agreement requires the Company to maintain certain financial covenants, including a maximum leverage ratio, a minimum asset coverage ratio, a maximum capitalization ratio, a minimum interest coverage ratio and a minimum consolidated EBITDA. The new credit facility agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other restrictions that are customary in credit facility agreements of this type. The new credit facility also contains other customary provisions, including affirmative covenants, representations and warranties and events of default.

      The above summary of the provisions of the new credit facility is qualified in its entirety by the terms of the new credit facility, as set forth in Exhibit 10.48 to this Form 10-Q.

Item 6.	Exhibits

      Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).
3.2	Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).
4.2	Rights Agreement by and between the Company and Mellon Investor Services LLC (f/k/a Chemical Mellon Shareholder Services) as Rights Agent, dated as of June 21, 1995, incorporated herein by this reference to Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).
4.3	First Amendment to Rights Agreement, effective June 22, 2001, by and between the Company and Mellon Investor Services LLC, as Rights Agent, incorporated herein by this reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).
10.48	Amended and Restated Credit Agreement, dated November 5, 2004, among the Company, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.†
31.1	Certification of William C. Baker pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY

Bradley J. Holiday
Senior Executive Vice President and
Chief Financial Officer

Date: November 8, 2004

EXHIBIT INDEX

Exhibit	Description

10.48	Amended and Restated Credit Agreement, dated November 5, 2004, among the Company, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.†
31.1	Certification of William C. Baker pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†