Form 10-K
period 2004-12-31
CALLAWAY GOLF CO /CA
filed 2005-03-10
CIK 837465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
None
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of June 30, 2004, the aggregate market value of the Registrant’s Common Stock held by nonaffiliates of the Registrant was $764,936,593 based on the closing sales price of the Registrant’s Common Stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and the Company’s grantor stock trust without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.
      As of February 28, 2005, the number of shares of the Registrant’s Common Stock outstanding was 76,289,277, and there were no shares of the Registrant’s Preferred Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Parts I and III incorporate certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2005 Annual Meeting of Shareholders, which is scheduled to be held on May 24, 2005. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2004.

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
      Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex — Apex Edge — Apex Tour — Baby Ben — Ben Hogan — BH — BH-5 — Big Ben — Big Bertha — C design — C455 — CB1 — CS-3 — CTU 30 — Callaway — Callaway Golf — Callaway Hickory Stick — Carnoustie — Chevron Device — Complete — Dawn Patrol — Daytripper — Demonstrably Superior and Pleasingly Different — Deuce — DFX — Distance Yourself — Divine Nine — Dual Force — Dual Zone — Edge CFT — Ely Would — ERC — Ever Grip — Explosive Distance.Amazing Soft Feel — Flying Lady — FTX — Fusion — Game Enjoyment System — Gems — GES — Ginty — Great Big Bertha — Hawk Eye — Heavenwood — Hogan — HX — I-Trax — Legacy — Legend — Little Bertha — Long & Soft — Molitor — Number One Putter in Golf — Odyssey — Pure Distance — RCH — Riviera  — Rossie — Rule 35 — S2H2 — STS — SenSert — Speed Slot — Steelhead — Strata — Stronomic — Sure-Out — T design — The Hawk — The Longest Balls — The Most Played Name in Golf — TL Distance — TL Tour — Top-Flite — Top-Flite Infinity — Top-Flite Tour — Top-Flite XL — Tour Ace — Tour Blue — Tour Deep — Tour Premier  — Tour Professional — Tour Straight — Tour Ultimate — Trade In! Trade Up! — TriForce — TriHot — Trilateral — Tru Bore — Tunite — VFT — Warbird — Where They Don’t Play Golf, They Don’t Play Top-Flite — White Hot — White Steel — World’s Friendliest — X-12 — X-14 — X-16 — X-18 — XL 3000 — X-SPANN — X-Tour — XWT

CALLAWAY GOLF COMPANY
INDEX

PART I.
Item 1.	Business	1
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II.
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	13
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
Item 9A.	Controls and Procedures	43
Item 9B.	Other Information	44

PART III.
Item 10.	Directors and Executive Officers of the Registrant	47
Item 11.	Executive Compensation	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	47
Item 13.	Certain Relationships and Related Transactions	47
Item 14.	Principal Accountant Fees and Services	47

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	48

Signatures		53
Consolidated Financial Statements		F-1
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.28
EXHIBIT 10.34
EXHIBIT 10.50
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 24.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I

Item 1.	Business
      Callaway Golf Company (the “Company” or “Callaway Golf”) was incorporated in California in 1982 and reincorporated in Delaware on July 1, 1999. In 1997, the Company acquired substantially all of the assets of Odyssey Sports, Inc., which manufactured and marketed the Odyssey brand of putters and wedges. In 1998, the Company began a reorganization of its international operations by acquiring the distribution rights in certain key international markets. As a result, during 1998 through 2001, the Company acquired distribution rights and substantially all of the assets from its distributors in Japan, France, Belgium, Norway, Denmark, Germany, Japan, Ireland, Spain, Canada, Korea and Australia. In 2000, the Company entered the golf ball business with the release of its first golf ball product. In 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of the TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.), which included golf ball manufacturing facilities, the Top-Flite and Ben Hogan brands, and all golf-related patents and trademarks (the “Top-Flite Acquisition”). Beginning in 2001, the Company and its participating retailers partnered with FrogTrader to develop the Trade In! Trade Up! program. In 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader, Inc. (which subsequently changed its name to Callaway Golf Interactive, Inc.). The Company acquired FrogTrader to stimulate purchases of new clubs by growing its Trade In! Trade Up! program and to enable the Company to better manage the distribution of pre-owned golf clubs and the Callaway Golf brand. The Company currently has the following wholly-owned operating subsidiaries: Callaway Golf Sales Company, The Top-Flite Golf Company, Callaway Golf Interactive, Inc., Callaway Golf Europe Ltd., Callaway Golf K.K., Callaway Golf Korea Ltd., Callaway Golf Canada Ltd. and Callaway Golf South Pacific PTY Ltd.
      The Company, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, irons, wedges and putters) and golf balls. The Company also sells golf accessories such as golf bags, golf gloves, golf headwear, travel covers and bags, golf towels and golf umbrellas. In some markets outside of the United States, the Company’s subsidiaries also sell footwear. The Company generally sells its products to golf retailers, sporting goods retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third party distributors. The Company also sells pre-owned golf products through its website, www.callawaygolfpreowned.com. The Company’s products are sold in the United States and in over 100 countries around the world. The Company’s products are designed for the enjoyment of both amateur and professional golfers. Golfers generally purchase the Company’s products on the basis of performance, ease of use and appearance. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on products such as golf apparel, golf shoes, watches, luggage and other golf related products such as headwear, travel bags, golf towels and golf umbrellas. The Company’s business is seasonal and as a result approximately two-thirds of its sales occur during the first half of its fiscal year (see below “Certain Factors Affecting Callaway Golf Company — Seasonality and Adverse Weather Conditions” contained in Item 7).
Financial Information about Segments and Geographic Areas
      Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 14 to the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 (“Consolidated Financial Statements”), which note is incorporated herein by this reference and is included as part of “Item 8. Financial Statements and Supplementary Data” to this Form 10-K.
Products
      The Company designs, manufactures and sells high quality golf clubs and golf balls and also sells related accessories. In some markets outside the United States the Company’s subsidiaries also sell footwear. The Company designs its products to be technologically-advanced and in this regard invests a considerable amount in research and development each year. The Company’s products are designed for golfers of all skill levels, both amateur and professional.

      The following table sets forth the contribution to net sales attributable to the principal product groups for the periods indicated:

	Year Ended December 31,

	2004		2003		2002

	(In millions)
Drivers and fairway woods	$238.6	25%	$252.4	31%	$310.0	39%
Irons*	259.1	28%	280.7	34%	252.2	32%
Putters	100.5	11%	142.8	18%	111.5	14%
Golf balls	231.3	25%	78.4	10%	66.0	8%
Accessories and other*	105.1	11%	59.7	7%	53.5	7%

Net sales	$934.6	100%	$814.0	100%	$793.2	100%

*	Beginning with the year ended December 31, 2004, the Company includes wedge sales within the iron sales product category. Previously, wedge sales were included as a component of the accessories and other category. Prior periods have been reclassified to conform with the current period presentation.
      For a discussion regarding the changes in net sales for each product group from 2004 to 2003 and from 2003 to 2002, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” contained in Item 7.
      The Company’s current principal products by product group are described below:
      Drivers and Fairway Woods. This product category includes sales of the Company’s drivers and fairway woods, which are sold under the Callaway Golf, Top-Flite and Ben Hogan brands. The Company’s drivers and fairway woods are generally made of metal (either titanium or steel) or a combination of metal and a composite material. The Company’s products compete at all price segments in the drivers and fairway woods category. In general, composite/metal “Fusion” drivers and fairway woods sell at higher price points than most titanium drivers and fairway woods, and titanium products sell at higher price points than steel products. The Company’s drivers and fairway woods are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current drivers and fairway woods conform to the current rules of the United States Golf Association (the “USGA”) or the Royal and Ancient Golf Club of St. Andrews (the “R&A”), as applicable to the markets in which the products are intended to be sold.
      Irons. This product category includes sales of the Company’s irons and wedges, which are sold under the Callaway Golf, Ben Hogan and Top-Flite brands. The Company’s irons are generally made of metal (either titanium or steel) or a combination of metal and a composite material. The Company’s products compete at all price segments in the irons category. In general, the Company’s composite/metal irons sell at higher price points than its titanium irons, and the Company’s titanium irons sell at higher price points than its steel irons. The Company’s irons are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current iron products conform to the current rules of the USGA and the R&A, as applicable.
      Putters. This product category includes sales of the Company’s putters, which are sold under the Odyssey, Callaway Golf, Ben Hogan and Top-Flite brands. The Company’s products compete at all price segments in the putters category. The Company’s putters are available in a variety of styles, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current putter products conform to the current rules of the USGA and the R&A, as applicable.
      Golf Balls. This product category includes sales of the Company’s golf balls, which are sold under the Callaway Golf, Ben Hogan and Top-Flite brands. The Company’s golf balls are generally either a 2-piece golf ball (consisting of a core and cover) or a multi-layer golf ball (consisting of two or more components in addition to the cover). The Company’s golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate the Company’s unique HEX Aerodynamics (i.e., a series of hexagons and pentagons separated by tubular ridges). The Company’s products compete at all price segments in the golf ball category. In general, the Company’s multi-layer golf balls sell at higher price points than its 2-piece golf balls. All of the Company’s current golf ball products conform to the current rules of the USGA and the R&A, as applicable.
      Accessories and Other. This product category includes sales of golf bags, golf gloves, golf headwear, travel covers and bags, golf towels and golf umbrellas. This segment also includes royalties from licensing of the Company’s trademarks and service marks on products such as golf apparel, golf shoes, watches, luggage and other golf related products including headwear, travel bags, golf towels and golf umbrellas.
Product Design and Development
      Product design at the Company is a result of the integrated efforts of its product management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created an environment in which new ideas are valued and explored. In 2004, 2003 and 2002, the Company invested $30.6 million, $29.5 million and $32.2 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new golf club and golf ball products.
      The Company has the ability to create and modify golf club designs by using computer aided design (“CAD”) software, computer aided manufacturing (“CAM”) software and computer numerical control milling equipment. CAD software enables designers to develop computer models of new clubhead and shaft designs. CAM software is then used by engineers to translate the digital output from CAD computer models so that physical prototypes can be produced. Through the use of this technology, the Company has been able to accelerate the design, development and testing of new golf clubs. In addition, the Company’s sophisticated CAD/ CAM design, tooling, ball prototyping and indoor testing equipment, together with the Company’s predictive computer modeling capability, allows it to develop and test prototype golf balls in a relatively short cycle time. Further, the Company utilizes a variety of testing equipment and computer software, including an “Iron Byron” robot, launch monitors, a proprietary virtual test center, a proprietary performance analysis system, an indoor test range and other destructive and non-destructive methods to develop and test its products.
      For certain risks associated with product design and development, see below, “Certain Factors Affecting Callaway Golf Company — Market Acceptance of Products” and “— New Product Introduction and Product Cyclicality” contained in Item 7.
Manufacturing

Golf Clubs
      The Company’s drivers, fairway woods, irons, putters and wedges are assembled primarily at the Company’s facilities in Carlsbad, California. A portion of these products are assembled outside of the United States. The Company’s products are assembled using components obtained from suppliers both within the United States and internationally. The golf club assembly process is very labor intensive.

Golf Balls
      Prior to the Top-Flite Acquisition, Callaway Golf manufactured golf balls in its Carlsbad, California facility and Top-Flite manufactured golf balls primarily in its Chicopee, Massachusetts and Gloversville, New York facilities. Following the Top-Flite Acquisition, the Company moved a majority of its Callaway Golf ball manufacturing to the Chicopee and Gloversville facilities and expects to move the remainder to these facilities in 2005. The golf ball manufacturing process is much more automated than the golf club assembly process, although a significant amount of labor is still used in the golf ball manufacturing process.
      For certain risks associated with manufacturing, see below, “Certain Factors Affecting Callaway Golf Company — Manufacturing Capacity” and “— Dependence on Certain Suppliers and Materials” contained in Item 7.

Sales and Marketing

Sales in the United States
      Approximately 58%, 55% and 55% of the Company’s net sales were derived from sales for distribution within the United States in 2004, 2003 and 2002, respectively. The Company primarily sells to both on- and off-course golf retailers and sporting goods retailers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. The Company also sells to mass merchants, primarily with regard to its Top-Flite branded products. On a consolidated basis, no one customer that distributes golf clubs or balls in the United States accounted for more than 4% of the Company’s revenues in 2004, 2003 or 2002. On a segment basis, the golf ball customer base is much more concentrated than the golf club customer base. In 2004, the top five golf ball customers accounted for approximately 25% of the total golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.
      Sales of the Callaway Golf and Odyssey branded golf clubs, golf balls and accessories in the United States are made and supported by full-time regional field representatives and in-house sales and customer service representatives who are employees of the Company. The Company maintains a separate sales force for the sale of Top-Flite and Ben Hogan branded products. Like Callaway Golf, the Top-Flite and Ben Hogan golf club, golf ball and accessory sales in the United States are sold and supported by full-time regional field representatives and in-house sales and customer service representatives. However, the regional field representatives that sell and support the Top-Flite and Ben Hogan branded products are independent contractors and are permitted to sell the golf products of other companies, so long as such products do not compete with the Top-Flite and Ben Hogan branded golf products.
      Each geographic territory is covered by both a field representative and a dedicated in-house sales representative who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits. The Company believes that this tandem approach of utilizing field representatives and dedicated in-house sales representatives provides the Company a competitive advantage. In addition to these sales representatives, the Company also has dedicated in-house customer service representatives.
      In addition, other dedicated sales representatives service corporate customers who want their corporate logo imprinted on the Company’s golf balls, putters or golf bags. The Company imprints the logos on its products, thereby retaining control over the quality of the process and final product. The Company also pays an agency fee to certain on- and off-course professionals and retailers with whom it has a relationship for corporate sales that originate through such professionals and retailers.
      The Company also has a separate team of manufacturing and customer service representatives who focus on the Company’s custom club sales. Custom club sales are generated primarily from a club fitting experience designed by the Company for golfers of all abilities. Club fittings are performed by golf professionals who are specifically trained to utilize the Company’s proprietary club fitting software. The Company believes that offering golfers the opportunity to gain knowledge of custom club specifications increases sales and promotes brand loyalty.
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

Sales Outside of the United States
      Approximately 42%, 45% and 45% of the Company’s net sales were derived from sales for distribution outside of the United States in 2004, 2003 and 2002, respectively. The Company does business (either directly or through its subsidiaries and distributors) in more than 100 countries around the world. The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will continue to be an important element in the future growth and success of the Company.

      The majority of the Company’s international sales are made through its wholly-owned subsidiaries located in Europe, Japan, Canada, Korea and Australia. In addition to sales through its subsidiaries, the Company also sells through distributors in over 65 foreign countries, including Singapore, Hong Kong, Taiwan, China, the Philippines, India, South Africa and various countries in South America. Prices of golf clubs and balls for sales by distributors outside of the United States generally reflect an export pricing discount to compensate international distributors for selling and distribution costs. A change in the Company’s relationship with significant distributors could negatively impact the volume of the Company’s international sales.
      The Company’s sales programs in foreign countries are specifically designed based upon local laws and competitive conditions. Some of the sales programs utilized include the custom club fitting experiences and the Preferred Retailer Program or variations of those programs employed in the United States as described above.
      Conducting business outside of the United States subjects the Company to increased risks inherent in international business. See below, “Certain Factors Affecting Callaway Golf Company — Foreign Currency Risk” and “ — International Risks” contained in Item 7.

Sales of Pre-Owned Golf Clubs
      The Company sells certified, pre-owned Callaway Golf products through its website, www.callawaygolfpreowned.com. The Company generally acquires the pre-owned products through the Company’s Trade In! Trade Up! program. The website for this program is www.tradeintradeup.com. The Trade In! Trade Up! program gives golfers the opportunity to trade in their used Callaway Golf and select competitor golf clubs at authorized Callaway Golf retailers or through the Callaway Golf Pre-Owned website for credit toward the purchase of new or pre-owned Callaway Golf equipment.

Advertising and Promotion
      Within the United States, the Company has focused its advertising efforts mainly on a combination of television commercials, primarily during golf telecasts, and printed advertisements in national magazines, such as Golf Magazine, Golf World and Golfweek. Advertising of the Company’s products outside of the United States is generally handled by the Company’s subsidiaries in coordination with U.S. direction.
      In addition, the Company establishes relationships with professional golfers and celebrities from other industries in order to promote the Company’s products. The Company has entered into endorsement arrangements with members of the various professional golf tours to promote the Company’s golf club and ball products. For certain risks associated with such endorsements, see below, “Certain Factors Affecting Callaway Golf Company — Golf Professional Endorsements” contained in Item 7.
Competition
      The golf club markets in which the Company competes are highly competitive, and are served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. With respect to metal woods and irons, the Company’s major competitors are TaylorMade, Titleist, Cobra, Cleveland, Ping and Mizuno. For putters, the Company’s major competitors are Ping and Titleist. In addition, the Company also competes with Dunlop, Bridgestone and PRGR among others in Japan and throughout Asia. The Company believes that it is the leader, or one of the leaders, in every golf club market in which it competes.
      The golf ball business is also highly competitive. There are a number of well-established and well-financed competitors, including Acushnet (Titleist and Pinnacle), Sumitomo Rubber Industries (Srixon), Bridgestone (Precept), Nike, TaylorMade (MaxFli) and others. These competitors have established market share in the golf ball business, with Acushnet having a market share of approximately 50% of the golf ball business in the United States. The Company’s golf ball products have been well received by both professional and amateur golfers alike. The Company’s golf ball products continue to receive a significant degree of usage on the major professional golf tours and maintained the number two position on tour in 2004. In addition, the Company’s golf ball products achieved the number two retail market share in 2004.
      For both golf clubs and golf balls, the Company generally competes on the basis of technology, quality, performance, customer service and price. For risks relating to competition, see below, “Certain Factors Affecting Callaway Golf Company — Competition” contained in Item 7.
Environmental Matters
      The Company’s operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants (“Environmental Laws”). In the ordinary course of its manufacturing processes, the Company uses paints, chemical solvents and other materials, and generates waste by-products, that are subject to these Environmental Laws. In addition, in connection with the Top-Flite Acquisition, the Company assumed certain monitoring and remediation obligations at the Top-Flite facilities.
      The Company adheres to all applicable Environmental Laws and takes action as necessary to comply with these laws. The Company maintains an environmental and safety program and employs three full-time environmental engineers to manage the program. The environmental and safety program includes obtaining environmental permits as required, capturing and appropriately disposing of any waste by-products, tracking hazardous waste generation and disposal, air emissions, safety situations, material safety data sheet management and recycling, and auditing and reporting on its compliance.
      In addition, The Top-Flite Golf Company is a charter member in the U.S. Environmental Protection Agency’s National Performance Track program. This program recognizes facilities that have demonstrated a commitment to superior environmental performance and have a good record of compliance with environmental regulations. The National Environmental Performance Track was developed by the Environmental Protection Agency to reward companies who do more than environmental regulations require.
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
Intellectual Property
      The Company is the owner of over 3,000 U.S. and foreign trademark registrations and over 1,500 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation.
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

Licensing
      The Company from time to time licenses its trademarks and service marks to third parties for use on products such as golf apparel, golf shoes, watches, luggage and other golf related products, such as headwear, travel bags, golf towels and golf umbrellas. The Company has a current licensing arrangement with Ashworth, Inc. for a complete line of Callaway Golf men’s and women’s apparel for distribution in the United States, Canada, Europe, Australia, New Zealand and South Africa. The first full year in which the Company received royalty revenue under this licensing arrangement was 2003. The Company also has a current licensing arrangement with Sanei International Co., Ltd. (“Sanei”) for a complete line of Callaway Golf men’s and women’s apparel for distribution in Asian Pacific countries including Japan, Korea, Hong Kong, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam, the Philippines, Brunei, Myanmar and China.
      In addition to apparel, the Company has also entered into licensing arrangements with (i) Tour Golf Group, Inc. for a Callaway Golf footwear collection, (ii) Fossil, Inc. for a line of Callaway Golf watches and clocks, (iii) TRG Accessories, LLC for a collection consisting of luggage, personal leather products and skin protection products and (iv) Global Wireless Entertainment, Inc. for the creation of golf-related software and applications for wireless handheld devices and platforms. In 2003, as part of the Top-Flite Acquisition, the Company assumed certain license agreements Top-Flite had previously entered into with third parties to license, among other things, the use of its Top-Flite and Ben Hogan marks on apparel, souvenirs and gifts.
Employees
      As of December 31, 2004, the Company and its subsidiaries had approximately 3,000 full-time employees. In addition, the Company employs temporary personnel to manage the seasonal fluctuations of its business.
      Historically, Callaway Golf employees have not been represented by unions. The Top-Flite manufacturing employees in Chicopee, Massachusetts, however, are unionized. Shortly after the Top-Flite Acquisition was consummated the Company negotiated a new collective bargaining agreement with the union in Chicopee which is not scheduled to expire until September 30, 2008. In addition, the Company’s production employees in Canada and Australia are also unionized. The Company considers its employee relations to be good.
Access to SEC Filings through Company Website
      Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) through the Investor Relations section of the Company’s website at www.callawaygolf.com. These reports can be accessed free of charge from the Company’s website as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities and Exchange Commission. In addition, the Company’s Corporate Governance Guidelines, Code of Conduct and the written charters of the committees of the Board of Directors are available in the Corporate Governance portion of the Investor Relations section of the Company’s website and are available in print to any shareholder who requests a copy. The information contained on the Company’s website shall not be deemed to be incorporated into this report.
Additional Factors Affecting the Company’s Business
      The financial statements contained in this report and the related discussion describe and analyze the Company’s financial performance and condition for the periods indicated. For the most part, this information is historical. The Company’s prior results are not necessarily indicative of the Company’s future performance or financial condition. The Company therefore has included in this report at Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Callaway Golf Company” a discussion of certain factors which could affect the Company’s future performance or financial condition. These factors could cause the Company’s future performance or financial condition to differ materially from its prior performance or financial condition or from management’s expectations or estimates of the Company’s future performance or financial condition. These factors, among others, should be considered in assessing the Company’s future prospects and prior to making an investment decision with respect to the Company’s stock.

Item 2.	Properties
      The Company and its subsidiaries conduct operations in both owned and leased properties. The Company’s principal executive offices and domestic operations are located in Carlsbad, California. The eight buildings utilized in the Company’s Carlsbad operations include corporate offices, manufacturing, research and development, warehousing and distribution facilities. These buildings comprise approximately 735,000 square feet. The Company owns seven of these properties, representing approximately 585,000 square feet of space. An additional property, representing approximately 150,000 square feet of space, is leased and the lease is scheduled to expire in November 2007. As part of the Top-Flite Acquisition, the Company acquired the Chicopee manufacturing plant, warehouse and offices that encompass approximately 869,000 square feet and a manufacturing plant in Gloversville, New York comprising approximately 70,000 square feet. In addition, the Company owns and leases a number of other properties domestically and internationally, including properties in Australia, Canada, Japan, Korea and the United Kingdom. The Company’s operations at each of these properties are used to some extent for both the golf club and golf ball businesses. The Company believes that its facilities currently are adequate to meet its requirements.

Item 3.	Legal Proceedings
      In conjunction with the Company’s program of enforcing its proprietary rights, the Company has initiated or may initiate actions against alleged infringers under the intellectual property laws of various countries, including, for example, the U.S. Lanham Act, the U.S. Patent Act and other pertinent laws. Defendants in these actions may, among other things, contest the validity and/or the enforceability of some of the Company’s patents and/or trademarks. Others may assert counterclaims against the Company. Historically, these matters individually and in the aggregate have not had a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company or some other material loss to the Company. One or more of these results could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace.
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
      In the fall of 1999 the Company adopted a unilateral sales policy called the “New Product Introduction Policy” (“NPIP”). The NPIP sets forth the terms on which the Company chooses to do business with its customers with respect to the introduction of new products. The NPIP has been the subject of several legal challenges. Currently pending cases, described below, include Lundsford v. Callaway Golf, Case No. 2001-24-IV, pending in Tennessee state court (“Lundsford I”); Foulston v. Callaway Golf, Case No. 02C3607, pending in Kansas state court; Murray v. Callaway Golf Sales Company, Case No. 3:04CV274-H, pending in the United States District Court for the Western District of North Carolina; and Lundsford v. Callaway Golf, Civil Action No. 3:04-cv-442, pending in the United States District Court for the Eastern District of Tennessee (“Lundsford II”). An adverse resolution of the NPIP cases could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.
      Lundsford I was filed on April 6, 2001, and seeks to assert a punitive class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products covered by the NPIP on or after March 30, 2000. Plaintiff asserts violations of Tennessee and Kansas antitrust and consumer protection laws and is seeking damages, restitution and punitive damages. The court has not made any determination that the case may proceed in the form of a class action. In light of the Lundsford II case subsequently filed in the United States District Court, described below, the parties have agreed to stay Lundsford I, and to dismiss it without prejudice once the federal court proceedings are underway.
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
      The complaint in Murray was filed on May 14, 2004, alleging that a retail golf business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products after the store violated the NPIP, and by the failure to permit plaintiff to sell Callaway Golf products on the internet. The proprietor seeks compensatory and punitive damages associated with the failure of his retail operation. Callaway Golf removed the case to the United States District Court for the Western District of North Carolina, and has answered the complaint denying liability. The parties are currently engaged in discovery, and a trial date in December 2005 has been set by the court.
      Lundsford II was filed on September 28, 2004 in the United States District Court for the Eastern District of Tennessee. The complaint in Lundsford II asserts that the NPIP constitutes an unlawful resale price agreement and an attempt to monopolize golf club sales prohibited by federal antitrust law. The complaint also alleges a violation of the state antitrust laws of Tennessee, Kansas, South Carolina and Oklahoma. Lundsford II seeks to assert a nationwide class action consisting of all persons who purchased Callaway Golf clubs subject to the NPIP on or after March 30, 2000. Plaintiff seeks treble damages under the federal antitrust laws, compensatory damages under state law, and injunctive relief. The Lundsford II court has not made a determination that the case may proceed in the form of a class action. The parties are engaged in discovery and motion practice.
      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a Maxfli (“Maxfli”), for infringement of a golf ball aerodynamics patent owned by the Company, U.S. Patent No. 6,213,898 (the “Aerodynamics Patent”). The Company later amended its complaint to add a claim that Maxfli engaged in false advertising by claiming that its A10 golf balls were the “longest ball on tour.” Maxfli answered the complaint denying patent infringement and false advertising, and also filed a counterclaim asserting that former Maxfli employees hired by the Company had disclosed confidential Maxfli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. In the counterclaim, Maxfli sought compensatory damages of $30.0 million; punitive damages equal to two times the compensatory damages; prejudgment interest; attorneys’ fees; a declaratory judgment; and injunctive relief. On November 12, 2003, pursuant to an agreement between the Company and Maxfli, the court dismissed the Company’s claim for infringement of the Aerodynamics Patent. On May 13, 2004, the Court granted the Company’s motion for summary judgment, eliminating a portion of Maxfli’s counterclaim and reducing Maxfli’s compensatory damages claim from approximately $30.0 million to $18.5 million. The case was tried to a jury beginning on August 2, 2004. On August 12, 2004, the jury returned a verdict of $2.2 million in favor of the Company based upon its finding that Maxfli willfully engaged in false advertising. The jury also rejected Maxfli’s counterclaim that the Company used any Maxfli trade secrets. Maxfli filed post-trial motions seeking to set aside the verdict and/or obtain a new trial. In post-trial motions, Callaway Golf is seeking attorneys’ fees and prejudgment interest on its successful false advertising claim, while Maxfli is seeking attorneys’ fees on the dismissal of the patent infringement claims filed by Callaway Golf. It is expected that if Maxfli is ultimately unsuccessful with its post-trial motions, it will appeal the verdict. If Maxfli is successful with its post-trial motions, or an appeal of the verdict, and Maxfli’s counterclaims are ultimately resolved in Maxfli’s favor, such matters could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.
      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co. and

its principals. Plaintiffs sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs alleged that the Company misappropriated certain alleged trade secrets and proprietary information of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also alleged that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs sought compensatory damages, exemplary damages, attorneys’ fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, the Company removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. On April 29, 2003, the District Court denied plaintiffs’ motion to remand the case to state court. The parties have resolved and dismissed this litigation. As part of the resolution, Callaway Golf has purchased certain putter patents from Perfect Putter. Other terms of the resolution are confidential.
      On December 14, 2004, Callaway Golf Sales Company was served with a complaint captioned York v. Callaway Golf Sales Company, filed in the Circuit Court for Dade County, Florida, Case No. 04-25625 CA 11, asserting a purported class action on behalf of all consumers who purchased allegedly defective HX Red golf balls with cracked covers. The complaint contains causes of action for strict liability, breach of implied and express warranties, and violation of the Magnuson-Moss Consumer Product Warranty Act. Plaintiff is seeking compensatory damages, attorneys’ fees and prejudgment interest according to the proof to be presented. On January 12, 2005, Callaway Golf removed the case to the United States District Court for the Southern District of Florida.
      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Except as discussed above with regard to the MaxFli litigation and the NPIP cases, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations, cash flows or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
Executive Officers of the Registrant
      Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held

William C. Baker	71	Chairman and Chief Executive Officer
Richard C. Helmstetter	63	Vice Chairman and Senior Executive Vice President, Strategic Initiatives
Steven C. McCracken	54	Senior Executive Vice President, Chief Legal Officer and Secretary
Bradley J. Holiday	51	Senior Executive Vice President and Chief Financial Officer
Robert A. Penicka	42	Senior Executive Vice President and Chief Operating Officer, Equipment
John F. Melican	42	Senior Vice President and Global Marketing Officer
      William C. Baker is Chairman and Chief Executive Officer of the Company and has served in such capacity since August 2004. Mr. Baker has served as a Director of the Company since January 1994. From August 1998 to April 2000, Mr. Baker was the President of Meditrust Operating Company. He was President and Chief Executive Officer of the Los Angeles Turf Club, Inc., a subsidiary of Magna International, Inc., from December 1998 to June 1999. He was Chairman and Chief Executive Officer of The Santa Anita Companies, Inc., a subsidiary of Meditrust Operating Company, from November 1997 to December 1998.

Prior to that, he was Chairman of Santa Anita Realty Enterprises, Inc. from April 1996 to November 1997 and Chairman, President and Chief Executive Officer of Santa Anita Operating Company from August 1996 to November 1997. He was President and Chief Operating Officer of Red Robin International, Inc. (a restaurant chain) from May 1993 to May 1995, and Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc. from August 1992 to December 1995. Mr. Baker was the principal shareholder and Chief Executive Officer of Del Taco, Inc. from 1977 until 1988 when that business was sold. He also serves as a Director of La Quinta Corporation (f/k/a The Meditrust Companies), Public Storage, Inc., California Pizza Kitchen, Inc., and Javo Beverage Company. Mr. Baker received his law degree in 1957 from the University of Texas.
      Richard C. Helmstetter is Vice Chairman and Senior Executive Vice President, Strategic Initiatives of the Company and has served in the capacity of Vice Chairman since November 2004 and in the capacity of Senior Vice President, Strategic Initiatives since September 2003. He served as Senior Executive Vice President, Chief of New Products from August 2000 to September 2003 and as Senior Executive Vice President, Chief of New Golf Club Products from January 1998 through August 2000. Previously he served as Senior Executive Vice President, Chief of New Products from April 1993 to January 1998. Mr. Helmstetter served as President from 1990 to 1993 and as Executive Vice President from 1986 to 1990. From 1967 to 1986, Mr. Helmstetter served as President of Adam Ltd., a pool cue manufacturing and merchandising company which he founded and operated in Japan. During 1982 and 1983, Mr. Helmstetter also consulted extensively for several Japanese, European and American companies, including Bridgestone Corporation’s strategic planning group. Mr. Helmstetter is a 1966 graduate of the University of Wisconsin.
      Steven C. McCracken is Senior Executive Vice President, Chief Legal Officer and Secretary of the Company and has served in such capacity since August 2000. He served as Executive Vice President, Licensing and Chief Legal Officer from April 1997 to August 2000. He has served as an Executive Vice President since April 1996 and served as General Counsel from April 1994 to April 1997. He served as Vice President from April 1994 to April 1996. He has served as Secretary since April 1994. Prior to joining the Company, Mr. McCracken was a partner at Gibson, Dunn & Crutcher LLP for 11 years, and had been in the private practice of law for over 18 years. During part of that period, he provided legal services to the Company. Mr. McCracken received a B.A., magna cum laude, from the University of California at Irvine in 1972 and a J.D. from the University of Virginia in 1975.
      Bradley J. Holiday is Senior Executive Vice President and Chief Financial Officer of the Company and has served in such capacity since September 2003. Mr. Holiday previously served as Executive Vice President and Chief Financial Officer since August 2000. Prior to joining the Company, Mr. Holiday served as Vice President — Financial Planning & Analysis for Gateway, Inc. Prior to Gateway, Inc., Mr. Holiday was with Nike, Inc. in various capacities beginning in April 1993, including Chief Financial Officer — Golf Company, where he directed all global financial initiatives and strategic planning for Nike, Inc.’s golf business. Prior to Nike, Inc., Mr. Holiday served in various financial positions with Pizza Hut, Inc. and General Mills, Inc. Mr. Holiday has an M.B.A. in Finance from the University of St. Thomas and a B.S. in Accounting from Iowa State University.
      Robert A. Penicka is Senior Executive Vice President, and Chief Operating Officer, Equipment, of the Company and has served in such capacity since January 2005. Mr. Penicka also serves as the President of The Top-Flite Golf Company, a wholly-owned subsidiary of the Company, and has served in such capacity since September 2003. Previously, from June 2001 to September 2003, he served as the Company’s Executive Vice President of Manufacturing. Prior to becoming Executive Vice President, Manufacturing, Mr. Penicka served as the Company’s Senior Vice President of Golf Ball Manufacturing from May 2000 until June 2001. He also previously held the positions of Senior Vice President of Golf Club Manufacturing and Vice President of Manufacturing Technology. Mr. Penicka joined Callaway Golf in 1997 when the Company acquired Odyssey Golf. At Odyssey Golf, Mr. Penicka served as Vice President of Manufacturing, based in Chicago. Prior to entering the golf business, he spent eight years with General Electric Company and six years at Harman International Industries in Indianapolis as Vice President of Manufacturing for its automotive OEM business. Mr. Penicka graduated with a degree in Chemical Engineering from The Ohio State University in 1984.

      John F. Melican is Senior Vice President and Global Marketing Officer of the Company and has served in such capacity since February 2005. He served as Senior Vice President, Sales and Marketing from October 2003 to February 2005. Mr. Melican served as Vice President, Product Management for the Company’s iron, wedge and putter business from September 2001 to October 2003. Prior to joining the Company, Mr. Melican was with Nike, Inc. in a variety of sales management positions beginning in 1992, including Director of Sales for Nike’s Team Sports business unit. Before joining Nike, he worked in sales roles at The Warnaco Group with well-known brands including the Chaps Ralph Lauren, Hathaway and Jack Nicklaus Sportswear divisions. Mr. Melican received a bachelor’s degree in business administration from the University of San Diego.
      Information with respect to the Company’s employment agreements with its Chief Executive Officer and other four most highly compensated executive officers, is contained in the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers — Employment Agreements and Termination of Employment Arrangements,” to be filed with the Commission within 120 days after the end of fiscal year 2004 pursuant to Regulation 14A, which information is incorporated herein by this reference. In addition, the Company currently has employment agreements with each of its executive officers which are included as exhibits to this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      The Company’s Common Stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its Common Stock is “ELY.” As of February 28, 2005, the approximate number of holders of record of the Company’s Common Stock was 9,000. The following table sets forth the range of high and low per share closing prices of the Company’s Common Stock and per share dividends for the periods indicated.

	Year Ended December 31,

	2004			2003

Period:	High	Low	Dividend	High	Low	Dividend

First Quarter	$19.23	$16.93	$0.07	$13.88	$10.50	$0.07
Second Quarter	$19.95	$11.09	$0.07	$14.66	$11.83	$0.07
Third Quarter	$12.50	$10.30	$0.07	$15.89	$13.55	$0.07
Fourth Quarter	$13.50	$9.28	$0.07	$17.07	$14.85	$0.07

Securities Authorized for Issuance Under Equity Compensation Plans
      Information about the Company’s equity compensation plans at December 31, 2004 is as follows:
Equity Compensation Plan Information

	Number of Shares		Number of Shares
	to be Issued Upon	Weighted Average	Remaining
	Exercise of	Exercise Price of	Available for
Plan Category	Outstanding Options	Outstanding Options	Future Issuance

	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders(1)	5,721	$18.02	9,084	(2)
Equity Compensation Plans Not Approved by Shareholders(3)	6,948	$17.61	—

Total	12,669	$18.41	9,084

(1)	Consists of the following plans: 1991 Stock Incentive Plan, 1996 Stock Option Plan, 1998 Stock Incentive Plan, Non-Employee Directors Stock Option Plan, 2001 Non-Employee Directors Stock Option Plan, 2004 Equity Incentive Plan and Employee Stock Purchase Plan. No shares are available for grant under the 1991 Stock Incentive Plan, 1996 Stock Option Plan, 1998 Stock Incentive Plan or Non-Employee Directors Stock Option Plan at December 31, 2004. The 2001 Non-Employee Directors Stock Option Plan provides for stock option awards only. The 2004 Equity Incentive Plan permits the award of stock options, restricted stock and various other stock-based awards.

(2)	Includes 4,032,517 shares reserved for issuance under the Employee Stock Purchase Plan.

(3)	Consists of the following plans: 1995 Employee Stock Incentive Plan, Key Officer Plan and Promotion, Marketing and Endorsement Stock Incentive Plan. No shares are available for grant under these plans at December 31, 2004.
       Equity Compensation Plans Not Approved By Shareholders
      The Company has the following equity compensation plans which were not approved by shareholders: the 1995 Employee Stock Incentive Plan (the “1995 Plan”), the Promotion, Marketing and Endorsement Stock Incentive Plan (the “Promotion Plan”) and the Key Officer Plan. No shares are available for grant under the 1995 Plan, the Promotion Plan or the Key Officer Plan as of December 31, 2004. For additional information, see “Notes to Consolidated Financial Statements, Note 10 — Stock, Stock Options and Rights.”

      1995 Plan. Under the 1995 Plan, the Company granted stock options to non-executive officer employees and consultants of the Company. Although the 1995 Plan permitted stock option grants to be made at less than the fair market value of the Company’s Common Stock on the date of grant, the Company’s practice was to generally grant stock options at exercise prices equal to the fair market value of the Company’s Common Stock on the date of grant.
      Promotion Plan. Under the Promotion Plan, the Company granted stock options to golf professionals and other endorsers of the Company’s products. Such grants were generally made at prices that were equal to the fair market value of the Company’s Common Stock on the date of grant.
      Key Officer Plan. At December 31, 2004, there remained outstanding under this plan an option to purchase 100,000 shares of the Company’s common stock, which previously had been issued to a former officer of the Company. As of the date of this report, that option has expired and there were no longer any options or awards outstanding under the key officer plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
      In May 2002, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $50.0 million. During 2004, the Company repurchased 353,000 shares of Common Stock at an average cost per share of $17.84. There were no share repurchases during the fourth quarter of 2004. As of December 31, 2004, the Company is authorized to repurchase up to an additional $7.9 million of its Common Stock under the repurchase program. The Company’s repurchases of shares of Common Stock are recorded at average cost in Common Stock held in treasury and result in a reduction of shareholders’ equity. See below “Share Repurchases” contained in Item 7.

Item 6.	Selected Financial Data
      The following statements of operations data and balance sheet data for the five years ended December 31, 2004 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2004 and 2003 and the related consolidated statements of operations and statements of cash flows for each of the three years in the period ended December 31, 2004 and notes thereto appear elsewhere in this report. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this report.

	Year Ended December 31,

	2004(2,3)	2003(4)	2002(5)	2001(6)	2000(7)

	(In thousands, except per share data)
Statement of Operations Data:
Net sales(1)	$934,564	$814,032	$793,219	$818,072	$840,612
Cost of sales	575,742	445,417	393,068	411,585	440,119

Gross profit(1)	358,822	368,615	400,151	406,487	400,493
Selling, general and administrative expenses(1)	352,967	273,231	256,909	259,473	241,187
Research and development expenses	30,557	29,529	32,182	32,697	34,579

Income (loss) from operations(1)	(24,702)	65,855	111,060	114,317	124,727
Interest and other income, net(1)	1,934	3,550	2,271	5,349	6,119
Interest expense	(945)	(1,522)	(1,660)	(1,552)	(1,524)
Unrealized energy derivative losses	—	—	—	(19,922)	—

Income (loss) before income taxes and cumulative effect of accounting change	(23,713)	67,883	111,671	98,192	129,322
Income tax provision (benefit)	(13,610)	22,360	42,225	39,817	47,366

Income (loss) before cumulative effect of accounting change	(10,103)	45,523	69,446	58,375	81,956
Cumulative effect of accounting change	—	—	—	—	(957)

Net income (loss)	$(10,103)	$45,523	$69,446	$58,375	$80,999

	Year Ended December 31,

	2004(2,3)	2003(4)	2002(5)	2001(6)	2000(7)

	(In thousands, except per share data)
Earnings per common share:
Basic
Income (loss) before cumulative effect of accounting change	$(0.15)	$0.69	$1.04	$0.84	$1.17
Cumulative effect of accounting change	—	—	—	—	(0.01)

Net income (loss)	$(0.15)	$0.69	$1.04	$0.84	$1.16

Diluted
Income (loss) before cumulative effect of accounting change	$(0.15)	$0.68	$1.03	$0.82	$1.14
Cumulative effect of accounting change	—	—	—	—	(0.01)

Net income (loss)	$(0.15)	$0.68	$1.03	$0.82	$1.13

Dividends paid per share	$0.28	$0.28	$0.28	$0.28	$0.28

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$31,657	$47,340	$108,452	$84,263	$102,596
Marketable securities	$—	$—	$—	$6,422	$—
Working capital	$272,934	$253,302	$259,866	$252,817	$233,163
Total assets	$735,737	$748,566	$679,845	$647,602	$630,934
Long-term liabilities	$28,622	$29,023	$27,297	$31,379	$9,884
Total shareholders’ equity	$586,317	$589,383	$543,387	$514,349	$511,744

(1)	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales and royalty related expenses as selling expenses. Previously, royalty revenue and the related expenses were recorded as components of other income. Prior periods have been reclassified to conform with the current period presentation.

(2)	On May 28, 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader, Inc. Thus, the Company’s financial data includes the FrogTrader, Inc. results of operation from May 28, 2004 forward.

(3)	During 2004, the Company’s gross profit, net income and earnings per common share include the recognition of certain integration charges related to the consolidation of its Callaway Golf and Top-Flite golf ball and golf club manufacturing and research and development operations. These charges reduced the Company’s gross profit, net income and earnings per common share by approximately $15.7 million, $17.5 million and $0.26, respectively. (see Note 3).

(4)	On September 15, 2003 the Company completed the domestic portion of the Top-Flite Acquisition. The settlement of the international assets was effective October 1, 2003. Thus, the Company’s financial data includes The Top-Flite Golf Company results of operations in the United States from September 15, 2003, and the international operations from October 1, 2003 forward. Additionally, the Company’s 2003 gross profit, net income and earnings per common share include the recognition of certain integration charges related to the consolidation of its Callaway Golf and Top-Flite golf ball and golf club manufacturing and research and development operations. These charges reduced the Company’s gross profit, net income and earnings per common share by approximately $24.1 million, $16.1 million and $0.24, respectively (see Note 3 to the Consolidated Financial Statements).

(5)	For 2002, the Company’s gross profit, net income and earnings per common share include the effect of the change in accounting estimate for the Company’s warranty reserve. During the third quarter of 2002, the Company reduced its warranty reserve by approximately $17.0 million, pre-tax (see Note 4 to the Consolidated Financial Statements).

(6)	For 2001, the Company’s net income and earnings per common share include the recognition of unrealized energy contract losses due to changes in the estimated fair value of the energy contract based on market rates. During the second and third quarters of 2001, the Company recorded $6.4 million and $7.8 million, respectively, of after-tax unrealized losses. During the fourth quarter of 2001, the Company terminated the energy contract. As a result, the Company will continue to reflect the derivative valuation account on its balance sheet with no future valuation adjustments for changes in market rates, subject to periodic review (see Note 13 to the Consolidated Financial Statements).

(7)	The Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) in the fourth quarter of 2000 with an effective date of January 1, 2000. As a result of the adoption of SAB No. 101, the Company recognized a cumulative effect adjustment of $1.0 million in the Consolidated Statement of Operations for the year ended December 31, 2000 to reflect the change in the Company’s revenue recognition policy to recognize revenue at the time both legal and practical risk of loss transfers to the customer (see Note 2 to the Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the “Important Notice to Investors” that appear elsewhere in this report.
Regulation G Disclosure
      The Company’s discussion and analysis of its results of operations, financial condition and liquidity set forth in this Item 7 have been derived from financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition to the GAAP results of operations, the Company has also provided additional information concerning the Company’s results that includes certain financial measures not prepared in accordance with GAAP. The non-GAAP financial measures included in this discussion are pro forma gross profit, net income and earnings per share amounts that exclude from 2003 charges associated with the integration of the Top-Flite business and from 2002 the adjustment to the Company’s warranty reserve. These non-GAAP financial measures should not be considered a substitute for any measure derived in accordance with GAAP. These non-GAAP financial measures may also be inconsistent with the manner in which similar measures are derived or used by other companies. Management believes that the presentation of such non-GAAP financial measures, when considered in conjunction with the most directly comparable GAAP financial measures, provides useful information to investors by permitting additional relevant period-over-period comparisons of the historical operations of the Callaway Golf business. The Company has included in this discussion supplemental information which reconciles those non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with GAAP.
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

Allowance for Doubtful Accounts
      The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected.

Inventories
      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management’s understanding of market conditions and forecasts of future product demand, all of which are subject to change. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company’s cost of sales, gross profit and net income would be significantly adversely affected.

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

Taxes
      Current income tax expense (benefit) is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.
      The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company therefore accrues an amount for its estimate of additional tax liability the Company could incur as a result of the ultimate resolution of disagreements with the various taxing authorities. The tax contingency accrual is recorded as a component of the Company’s net income taxes payable/receivable balance, which the Company reviews and updates over time as more definitive information becomes available from taxing authorities, completion of tax audits or upon occurrence of other events.

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
      Beginning in the second quarter of 2001, the Company began to compile data that illustrated the timing of warranty claims in relation to product life cycles. In the third quarter of 2002, the Company determined it had gathered sufficient data and concluded it should enhance its warranty accrual estimation methodology to utilize the additional data. The analysis of the data, in management’s judgment, provided management with more insight into timing of claims and demonstrated that some product failures are more likely to occur early in a product’s life cycle while other product failures occur in a more linear fashion over the product’s life cycle. As a result of its analysis of the additional information, the Company believes it has gained better insight and improved judgment to more accurately project the ultimate failure rates of its products. As a result of this refinement in its methodology, the Company concluded that it should change its methodology of estimating warranty accruals and reduce its warranty reserve by approximately $17.0 million. The $17.0 million reduction is recorded in cost of sales and favorably impacted gross profit as a percentage of net sales by two percentage points for the year ended December 31, 2002. The change in methodology has been accounted for as a change in accounting principle inseparable from a change in estimate.
      In connection with Regulation G, the Company provides the following table which summarizes what net income and earnings per share would have been had the warranty reserve adjustment, adjusted for taxes, been excluded from reported results and reconciles such non-GAAP financial measures to the most directly comparable GAAP financial measures (in millions, except per share data):

Year Ended
December 31,
2002

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

Recent Accounting Pronouncements
      Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements, which is incorporated herein by this reference.
FrogTrader Acquisition
      On May 28, 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader, Inc (“FrogTrader”), an e-commerce company which subsequently changed its name to Callaway Golf Interactive, Inc. The Company’s consolidated statements of operations include the financial results of FrogTrader for the period from the acquisition date of May 28, 2004. The Company acquired FrogTrader to stimulate purchases of new clubs by growing the Trade In! Trade Up! program and to enable the Company to better manage the distribution of pre-owned golf clubs and the Callaway Golf brand.
      The FrogTrader acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under SFAS No. 141, the aggregate cost of the acquired stock was $15.2 million, which included transaction costs of approximately $0.2 million, and was paid entirely in cash. The aggregate acquisition costs exceeded the estimated fair value of the net assets acquired. As a result, the Company has recorded goodwill of $9.1 million, none of which is deductible for tax purposes. The Company has recorded the fair values of FrogTrader’s internally developed software and certain customer information based on an assessment from an outside valuation company received during 2004. The allocation of the aggregate acquisition costs is as follows (in millions):

Assets:
Cash	$6.0
Accounts receivable	0.1
Inventory	2.0
Other current assets	1.5
Property, plant and equipment	0.3
Internally developed software	1.2
Customer lists	0.7
Goodwill	9.1
Liabilities:
Current liabilities	(5.6)
Long-term liabilities	(0.1)

Total net assets acquired	$15.2

Top-Flite Acquisition
      On September 15, 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.) and thereafter completed the valuation and settlement of certain additional assets related to the international operations of TFGC Estate Inc. (the “Top-Flite Acquisition”). The settlement of the international assets was effective October 1, 2003. Assets located in the United States were acquired by the Company’s newly-formed, wholly-owned subsidiary, The Top-Flite Golf Company. Foreign assets were acquired by the Company’s wholly-owned subsidiaries in the relevant countries.
      The acquisition of the Top-Flite assets provided a unique opportunity to significantly increase the size and profitability of the Company’s golf ball business and the Company was able to purchase the acquired assets at less than their estimated fair value. The Company paid the cash purchase price for the Top-Flite Acquisition from cash on hand. The Company intends to continue the U.S. and foreign operations of the acquired golf assets, including the use of the acquired assets in the manufacturing of golf balls and golf clubs and the commercialization of the Top-Flite and Ben Hogan brands, patents and trademarks.
      The Top-Flite Acquisition was accounted for as a purchase in accordance with SFAS No. 141. Under SFAS No. 141, the aggregate cost of the acquired assets was $183.0 million, which includes cash paid of $154.1 million, transaction costs of approximately $6.3 million, and assumed liabilities of approximately $22.5 million. The estimated fair value of the assets exceeded the estimated aggregate acquisition costs. As a result, the Company was required to reduce the carrying value of the acquired long-term assets on a pro rata basis. The allocation of the aggregate acquisition costs is as follows (in millions):

Assets Acquired:
Accounts receivable	$45.3
Inventory	32.8
Other assets	1.1
Property and equipment	55.8
Intangible assets	48.0
Liabilities Assumed:
Current liabilities	(17.4)
Long-term liabilities	(5.1)

Total net assets acquired	$160.5

      During the fourth quarter of 2003, the Company began consolidating the Callaway Golf and Top-Flite golf ball and golf club manufacturing and research and development operations. In connection with the consolidation, the Company incurred charges to pre-tax earnings in the amounts of $28.5 million and $24.1 million in 2004 and 2003, respectively. During 2004 these charges included severance, the disposition of certain long-lived assets and other costs associated with the consolidation of certain facilities. The charges incurred during 2003 related to a decrease in the carrying value of the Company’s golf ball assets in connection with the disposition of certain golf ball manufacturing equipment. On January 20, 2005, the Company announced that in 2005 it expects to incur additional pre-tax charges of approximately $7.0 to $12.0 million as it continues to consolidate its Callaway Golf and Top-Flite operations. These additional charges are expected to include non-cash charges for acceleration of depreciation on certain golf ball manufacturing equipment and cash charges related to severance and facility consolidations.
      The Company’s results of operations include The Top-Flite Golf Company’s results in the United States beginning September 15, 2003 and the results of the international operations beginning October 1, 2003.
Results of Operations

Years Ended December 31, 2004 and 2003
      Net sales increased 15% to $934.6 million for the year ended December 31, 2004 as compared to $814.0 million for the year ended December 31, 2003. The overall increase in net sales is primarily due to a $153.0 million (195%) increase in the sales of golf balls and a $45.5 million (76%) increase in the sales of accessories and other products as compared to 2003. The increase in golf ball sales resulted from the inclusion of Top-Flite ball sales for a full year in 2004 compared to fifteen weeks in 2003 as well as a $42.1 million increase in Callaway Golf brand golf ball sales. The increase in accessories and other products sales is primarily due to the inclusion of Top-Flite accessories and other product sales for a full year in 2004 compared to fifteen weeks in 2003. These increases were partially offset by a $42.3 million (30%) decrease in sales of putters, a $21.6 million (8%) decrease in sales of irons and a $13.9 million (5%) decrease in sales of woods in 2004 as compared to 2003.
      The Company’s net sales were significantly affected by the $171.3 million increase in sales of Top-Flite and Ben Hogan branded products due to the inclusion of these sales for a full year in 2004 compared to fifteen weeks in 2003. Excluding sales of Top-Flite and Ben Hogan branded products, sales of Callaway Golf and Odyssey branded products were $722.8 million in 2004, a $50.8 million (7%) decrease as compared to 2003. This decrease is primarily due to a decline in sales of products that were in their second and third year of their product life cycles as well as a decline in average selling prices.
      The Company believes that its overall net sales in 2004 were adversely affected by continued competitive pressures (which had a negative impact upon average selling prices), limited market acceptance of certain of the Company’s 2004 products, continued economic uncertainty in many of the Company’s key markets, as well as the military actions in the Middle East. The Company’s net sales are also affected by changes in foreign currency rates. See below, “Certain Factors Affecting Callaway Golf Company — Foreign Currency Risk.”
      Net sales information by product category is summarized as follows:

	Year Ended
	December 31,		Growth/(Decline)

	2004	2003	Dollars	Percent

	(In millions)
Net Sales:
Driver and fairway woods	$238.6	$252.4	$(13.8)	(5)%
Irons*	259.1	280.7	(21.6)	(8)%
Putters	100.5	142.8	(42.3)	(30)%
Golf balls	231.3	78.4	152.9	195%
Accessories and other*	105.1	59.7	45.4	76%

	$934.6	$814.0	$120.6	15%

*	Beginning with the year ended December 31, 2004, the Company includes wedge sales within the iron sales product category. Previously, wedge sales were included as a component of the accessories and other category. Prior periods have been reclassified to conform with the current period presentation.
      The $13.8 million (5%) decrease in net sales of drivers and fairway woods to $238.6 million for the year ended December 31, 2004 resulted from lower average selling prices, partially offset by higher sales volumes in 2004 compared to the prior year. The majority of this decrease in sales related to a decline in sales of titanium fairway woods products. This decline in fairway woods sales was expected as the titanium fairway woods products were introduced in 2003 and 2002 and were considered closeout products in 2004. Also contributing to the decline in woods sales were the credits given to retailers in connection with sales programs to reduce inventory levels at retail. These declines were partially offset by an increase in sales of the Company’s steel fairway woods products and sales of the Company’s new hybrid woods products and new fusion fairway woods products which were introduced during 2004.
      The $21.6 million (8%) decrease in net sales of irons to $259.1 million for the year ended December 31, 2004 was due to a combination of lower sales volumes and lower average selling prices in 2004 compared to 2003. This decline was expected as the Company’s steel and titanium iron products were in the second year of their product life cycle and such products generally sell better in the first year after introduction. These decreases were partially offset by the introduction of the Company’s fusion irons in 2004 as well as an increase in Top-Flite irons sales, resulting from the inclusion of Top-Flite sales for a full twelve months in 2004 as compared to fifteen weeks in 2003.
      The $42.3 million (30%) decrease in net sales of putters to $100.5 million for the year ended December 31, 2004 was due to a combination of lower sales volumes and lower average selling prices in 2004 compared to 2003. The majority of this decrease was attributable to decreased sales of White Hot putters which were introduced in 2002, partially offset by the introduction of the new White Steel line of putters in 2004 and the inclusion of Top-Flite sales for a full twelve months in 2004 as compared to fifteen weeks in 2003.
      The $153.0 million (195%) increase in net sales of golf balls to $231.3 million for the year ended December 31, 2004 was primarily attributable to higher sales volumes resulting from the inclusion of Top-Flite and Ben Hogan golf ball sales for a full twelve months in 2004 as compared to fifteen weeks in 2003. Sales of the Top-Flite and Ben Hogan brand golf balls were $144.9 million. Callaway Golf ball sales during 2004 were $86.4 million, an increase of $42.1 million (95%) from the year ended 2003. The increase in sales of Callaway Golf brand golf balls was driven by the success of the HX Tour golf ball products, as well as increased sales across the entire line of Callaway Golf ball products.

      The $45.4 million (76%) increase in net sales of accessories and other products is primarily attributable to sales of Top-Flite and Ben Hogan bags, gloves and other accessories, sales of pre-owned products through the FrogTrader business acquired in May of 2004, combined with an increase in sales of Callaway Golf shoes, travel bags and other accessories.
      Net sales information by region is summarized as follows:

	Year Ended
	December 31,		Growth/(Decline)

	2004	2003	Dollars	Percent

		(In millions)
Net Sales:
United States	$546.2	$449.4	$96.8	22%
Europe	169.5	145.1	24.4	17%
Japan	70.5	101.3	(30.8)	(30)%
Rest of Asia	51.7	58.3	(6.6)	(11)%
Other foreign countries	96.7	59.9	36.8	61%

	$934.6	$814.0	$120.6	15%

      Net sales in the United States increased $96.8 million (22%) to $546.2 million during 2004 versus 2003. Overall, the Company’s sales in regions outside of the United States increased $23.8 million (7%) to $388.4 million during 2004 versus 2003. This increase in international sales is primarily attributable to a $24.4 million (17%) increase in sales in Europe and a $36.8 million (61%) increase in sales in other foreign countries. The increase in the United States, Europe and other foreign countries, was primarily attributable to the inclusion of Top-Flite for a full twelve months in 2004 versus fifteen weeks in 2003. These increases were partially offset by a $30.8 million (30%) decrease in sales in Japan and a $6.6 million (11%) decrease in sales in other areas of Asia.
      For the year ended December 31, 2004, gross profit decreased $9.8 million (3%) to $358.8 million from $368.6 million in the comparable period of 2003. Gross profit as a percentage of net sales decreased 7 percentage points to 38% in 2004 as compared to 45% in 2003. The Company’s gross profit in 2004 and 2003 was unfavorably impacted by $15.7 million and $24.1 million, respectively, as a result of charges associated with the integration of the Top-Flite operations. The Company’s overall gross profit was also negatively impacted by lower average selling prices of golf club and ball products, resulting from increased competitive pressure in the marketplace during 2004, as well as lower Top-Flite margins.
      Selling expenses increased $55.3 million (27%) in 2004 to $263.1 million from $207.8 million in 2003, and were 28% and 26% of net sales, respectively. This increase was primarily due to the $44.2 million increase in Top-Flite selling expenses resulting from the inclusion of a full year of Top-Flite selling expenses in 2004 as compared to fifteen weeks in 2003. The increase was also due to a $17.2 million increase in tour and promotional expenses incurred primarily during the first half of the year, as a result of the Company’s strategy to increase its presence on golf’s major professional tours. Additionally, the Company incurred $4.4 million of selling integration costs in connection with the integration of the Top-Flite operations with the Callaway Golf operations. These increases were partially offset by decreases in other selling and tour expense of $7.3 million and other promotional golf club expense of $3.2 million.
      General and administrative expenses increased $24.5 million (37%) in 2004 to $89.9 million from $65.4 million in 2003, and were 10% and 8% of net sales, respectively. This increase was primarily due to the $12.9 million increase in Top-Flite general and administrative expenses resulting from the inclusion of a full year of Top-Flite expenses in 2004 as compared to fifteen weeks of Top-Flite expenses in 2003, as well as $7.6 million of general and administrative expenses incurred in connection with the integration of the Top-Flite operations with the Callaway Golf operations. This increase was also due to an increase in legal fees of $5.4 million primarily related to the Dunlop/ Maxfli litigation and a $2.0 million increase resulting from the inclusion of seven months of FrogTrader general and administrative expenses during the year ended December 31, 2004.

      Research and development expenses increased $1.1 million (4%) in 2004 to $30.6 million from $29.5 million in 2003, and were 3% and 4% of net sales in 2004 and 2003, respectively. The dollar increase was primarily due to the $3.8 million increase in Top-Flite expenses resulting from the inclusion of a full year of Top-Flite expenses in 2004 as compared to fifteen weeks of Top-Flite expenses in 2003, as well as $0.9 million of research and development expenses incurred in connection with the integration of the Top-Flite operations with the Callaway Golf operations. This increase was partially offset by a $2.0 million decrease in employee costs during 2004 due to a decrease in personnel in 2004 compared to 2003.
      Interest and other income decreased $1.6 million (46%) in 2004 to $1.9 million from $3.6 million in 2003. This decrease is primarily attributable to a $3.3 million decrease in foreign currency transactional gains partially offset by a $2.1 million decrease in foreign currency contract losses as well as a decrease in interest income of approximately $0.6 million as a result of a decrease in cash invested during 2004 compared to 2003.
      Interest expense decreased $0.6 million (38%) in 2004 to $0.9 million compared to $1.5 million in 2003. This decrease is due to a decrease in the average amount borrowed under the Company’s line of credit during 2004.
      During 2004, the Company recorded an income tax benefit of $13.6 million. The income tax benefit as a percentage of loss before taxes was 57% in 2004 as compared to a provision of 33% in 2003. The 2004 effective tax rate was positively impacted by the reversal of previously accrued taxes primarily as a result of the resolution of certain tax audits. The 2003 tax rate was positively impacted by an atypical benefit related to the statutory U.S. export sales incentive.
      Net income for the year ended December 31, 2004 decreased 122% to a loss of $10.1 million from income of $45.5 million in 2003. Earnings per diluted share decreased to a loss of $0.15 per share in 2004 as compared to earnings of $0.68 per share in 2003. Net income was negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amounts of $17.5 million and $16.1 million in 2004 and 2003, respectively. Earnings per share was negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amounts of $0.26 and $0.24 per share, in 2004 and 2003, respectively.

Years Ended December 31, 2003 and 2002
      Net sales increased 3% to $814.0 million for the year ended December 31, 2003 as compared to $793.2 million for the year ended December 31, 2002. The overall increase in net sales is primarily due to a $31.3 million (28%) increase in the sales of putters, a $28.5 million (11%) increase in the sales of irons, a $12.4 million (19%) increase in the sales of golf balls and a $6.2 million (11%) increase in the sales of accessories and other products as compared to 2002. The increase in golf ball sales is attributable to the addition of Top-Flite golf ball sales. The aggregate increases in net sales were partially offset by a $57.6 million (19%) decrease in sales of woods in 2003 as compared to 2002.
      The Company believes that adverse economic conditions and continued economic uncertainty, particularly in the United States, Japan and other parts of Asia, as well as the military actions in Iraq and increased competition, had a significant negative effect upon the Company’s overall net sales in 2003. The Company also believes that its net sales for 2003, particularly during the first half, were negatively affected by adverse weather conditions and a continued decrease in the number of golf rounds played. Golf Datatech has reported that the number of golf rounds played in the United States declined 2.6% during 2003, as compared to 2002. In addition, the Company’s net sales are also affected by changes in foreign currency rates. See below, “Certain Factors Affecting Callaway Golf Company — Foreign Currency Risk.”

      Net sales information by product category is summarized as follows:

	Year Ended
	December 31,		Growth/(Decline)

	2003	2002	Dollars	Percent

	(In millions)
Net Sales:
Driver and fairway woods	$252.4	$310.0	$(57.6)	(19)%
Irons	280.7	252.2	28.5	11%
Putters	142.8	111.5	31.3	28%
Golf balls	78.4	66.0	12.4	19%
Accessories and other*	59.7	53.5	6.2	11%

	$814.0	$793.2	$20.8	3%

*	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales. Previously, royalty revenue was recorded as a component of other income and prior periods have been reclassified to conform with the current period presentation.
      The $57.6 million (19%) decrease in net sales of driver and fairway woods to $252.4 million represents a decrease in both unit and dollar sales. This decrease was primarily attributable to a decline in sales of Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods, Big Bertha Steelhead III Drivers and Fairway Woods, ERC II Forged Titanium Drivers and Fairway Woods and Big Bertha C4 Drivers. The declines in sales of these products were expected as the Company’s products generally sell better in their first year after introduction. Both Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and ERC II Forged Titanium Drivers were introduced in 2001 and Big Bertha C4 Drivers were introduced in 2002. All of these products were being closed out in 2003. In addition, 2003 is the second year in the life cycle for ERC II Forged Titanium Fairway Woods and Big Bertha Steelhead III Drivers and Fairway Woods. These decreases were partially offset by sales of Great Big Bertha II Drivers and Fairway Woods, which were launched during the fourth quarter of 2002. Sales of Great Big Bertha II Drivers and Fairway Woods in 2003 exceeded the combined prior year sales of all other lines of the Company’s titanium driver and fairway woods products which included Big Bertha Hawk Eye VFT Titanium Drivers and Fairway Woods and ERC II Forged Titanium Drivers and Fairway Woods.
      The $28.5 million (11%) increase in net sales of irons to $280.7 million represents an increase in both dollar and unit sales. The sales growth was due primarily to the January 2003 launch of the Steelhead X-16 Stainless Steel Irons, including the Steelhead X-16 Pro Series line. This sales growth was partially offset by a decline in sales of Big Bertha Irons which were launched in January 2002, Hawkeye VFT irons which were launched in August 2001, and Steelhead X-14 Irons which were launched in October 2000 and were being closed out in 2003.
      The $31.3 million (28%) increase in net sales of putters to $142.8 million is primarily attributable to increased sales of the Company’s Odyssey putters primarily resulting from the continued success of the Odyssey White Hot 2-Ball putter, which was introduced in January 2002.
      The $12.4 million (19%) increase in net sales of golf balls to $78.4 million represents an increase in both unit and dollar sales. The increase is primarily attributable to the addition of Top-Flite, Strata and Ben Hogan golf ball sales beginning late in the third quarter of 2003. This increase was partially offset by a decline in sales of Callaway Golf balls, which were adversely affected by the decline in rounds played in 2003, the absence of any new product introductions in 2003, and the uncertainty surrounding the Company’s golf ball business earlier in the year.
      The $6.2 million (11%) increase in net sales of accessories and other products to $59.7 million is primarily attributable to increased sales of golf bags, combined with an increase in royalty revenue from licensed merchandise in 2003 as compared to 2002.

      Net sales information by region is summarized as follows:

	Year Ended
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
      Net sales in the United States increased $9.6 million (2%) to $449.4 million during 2003 versus 2002. Overall, the Company’s sales in regions outside of the United States increased $11.2 million (3%) to $364.6 million during 2003 versus 2002. This increase in international sales is primarily attributable to an $8.2 million (6%) increase in sales in Europe, a $0.3 million (1%) increase in sales in the Rest of Asia, which includes Korea, and a $4.0 million (7%) increase in sales in other regions outside of the United States. These increases were partially offset by a $1.3 million (1%) decrease in sales in Japan.
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

	Year Ended
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
      In connection with Regulation G, the Company provides the following table which summarizes what net income and earnings per share would have been had the integration charges and the warranty reserve adjustment, adjusted for taxes, been excluded from reported results and reconciles such non-GAAP financial measures to the most directly comparable GAAP financial measures:

	Year Ended
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

Financial Condition
      Cash and cash equivalents decreased $15.6 million (33%) to $31.7 million at December 31, 2004, from $47.3 million at December 31, 2003. This resulted primarily from cash used in investing activities of $34.8 million, partially offset by cash provided by financing activities of $7.9 million, cash provided by operating activities of $8.5 million and the effect of exchange rate changes on cash of $2.6 million. Cash provided by operating activities decreased $110.2 million to $8.5 million for the year ended December 31, 2004 from $118.7 million in 2003. This decrease was primarily due to a $55.6 million decrease in net income, as well as a $40.7 million decrease in income taxes payable. Cash used in investing activities decreased $133.2 million to $34.8 million for the year ended December 31, 2004 from $167.9 in 2003. This decrease primarily reflects the $160.3 million use of cash for the purchase of the Top-Flite assets in 2003. Cash provided by financing activities increased $21.4 million to cash provided by financing activities of $7.9 million in 2004 from cash used in financing activities of $13.4 million in 2003. The $21.4 million increase is primarily due to proceeds from borrowings under the Company’s line of credit, as well as an increase in proceeds from the issuance of common stock in connection with the exercise of stock options during the year.
      The Company’s net accounts receivable balance increased $4.5 million to $105.2 million at December 31, 2004 from $100.7 million at December 31, 2003. The Company’s consolidated days sales outstanding (“DSO”) increased to 71 days as of December 2004 as compared to 60 days as of December 2003. The increase in DSO and accounts receivable balance is primarily attributable to extended payment terms for strategic customers.
      The Company’s net inventory decreased $4.2 million to $181.2 million at December 31, 2004 from $185.4 million at December 31, 2003. This decrease is due to the Company’s decrease in inventories of drivers and fairway woods of $7.6 million, irons and wedges of $3.8 million, putters of $3.2 million, balls of $5.4 million and bags and accessories of $3.6 million. These decreases were partially offset by a $5.0 million decrease in the Company’s reserve for obsolete inventory, an increase in Top-Flite inventory of $8.0 million and the addition of FrogTrader inventory of $4.8 million.
      At December 31, 2004, the Company’s net property, plant and equipment decreased $28.9 million to $135.9 million from $164.8 million at December 31, 2003. This decrease is primarily due to current year depreciation and amortization expense of $47.8 million and the disposal of $7.7 million of assets during 2004 resulting from the integration of the Callaway Golf and Top-Flite operations (see above “Top-Flite Acquisition”). These decreases were partially offset by current year capital expenditures of $26.0 million.
      At December 31, 2004, the Company’s goodwill balance increased $10.3 million to $30.5 million from $20.2 million at December 31, 2003. This increase is primarily due to the $9.1 million of goodwill recorded in connection with the FrogTrader acquisition in May 2004.
Liquidity and Capital Resources

Sources of Liquidity
      The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities in effect from time to time. The Company currently expects this to continue. Effective November 5, 2004, the Company amended and restated its line of credit to provide for a new five year revolving line of credit from Bank of America, N.A. and certain other lenders (the “Line of Credit”), providing for revolving loans of up to $250.0 million (with the possible expansion of the Line of Credit to $300.0 million upon the satisfaction of certain conditions and the agreement of the lenders). Actual borrowing availability under the Line of Credit is effectively limited by the financial covenants set forth in the agreement governing the Line of Credit. At December 31, 2004 the maximum amount that could be borrowed under the Line of Credit was approximately $141.3 million and $13.0 million of that amount was outstanding.
      Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 17.5 to 35.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters earnings before income taxes, depreciation and amortization (EBITDA) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case, plus a margin of 00.0 to 75.0 basis points or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 75.0 to 200.0 basis points. The Company has agreed that repayment of amounts under the Line of Credit will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by substantially all of the assets of the Company and such guarantor subsidiaries. The collateral (other than 65% of the stock of the Company’s foreign subsidiaries) could be released upon the satisfaction of certain financial conditions.
      The agreement governing the Line of Credit requires the Company to maintain certain financial covenants, including a maximum leverage ratio, a minimum asset coverage ratio, a maximum capitalization ratio, a minimum interest coverage ratio and a minimum consolidated EBITDA. The agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other restrictions. The agreement also contains other provisions, including affirmative covenants, representations and warranties and events of default. As of December 31, 2004, the Company was in compliance with the covenants and other terms thereof.
      The total origination fees incurred in connection with the Line of Credit were $1.3 million and are being amortized into interest expense over five years (the term of the Line of Credit agreement). The unamortized origination fees were $1.2 million as of December 31, 2004 and have been included in prepaid and other current assets in the accompanying consolidated balance sheet.

Share Repurchases
      In August 2001 and May 2002, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the

Company of $100.0 million and $50.0 million, respectively. The following schedule summarizes the status of the Company’s repurchase programs:

	Year Ended December 31,

	2004		2003		2002

		Average		Average		Average
	Shares	Cost Per	Shares	Cost Per	Shares	Cost Per
	Repurchased	Share	Repurchased	Share	Repurchased	Share

	(In thousands, except per share data)
Authority Announced in August 2001	—	—	—	—	866	$17.86
Authority Announced in May 2002	353	$17.84	373	$12.77	1,967	$15.75

Total	353	$17.84	373	$12.77	2,833	$16.40

      The Company has completed its August 2001 repurchase program. As of December 31, 2004, the Company is authorized to repurchase up to an additional $7.9 million of its Common Stock under the repurchase program announced in May 2002. The Company’s repurchases of shares of Common Stock are recorded at average cost in Common Stock held in treasury and result in a reduction of shareholders’ equity.

Other Significant Cash and Contractual Obligations
      The following table summarizes certain significant cash obligations as of December 31, 2004, that will affect the Company’s future liquidity (in millions):

	Payments Due By Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Line of credit	$13.0	$13.0	$—	$—	$—
Operating leases(1)	17.6	6.2	8.4	2.1	0.9
Capital leases(2)	0.1	0.1	—	—	—
Unconditional purchase obligations(3)	121.5	28.2	51.5	35.6	6.2
Deferred compensation(4)	8.5	1.0	1.1	0.7	5.7

Total(5)	$160.7	$48.5	$61.0	$38.4	$12.8

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases and include operating leases assumed as part of the Top-Flite Acquisition.

(2)	The Company acquired certain capital lease obligations as a result of the Top-Flite Acquisition primarily related to computer and telecommunications systems. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable capital leases.

(3)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.

(4)	The Company has an unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9.8 million at December 31, 2004. The liability for the deferred compensation is included in long-term liabilities and was $8.7 million at December 31, 2004.

(5)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated and, therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. See below Note 13 “Commitments and Contingencies — Supply of Electricity and Energy Contracts.”

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2004 was not material to the Company’s financial position, results of operations or cash flows.
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

Capital Resources
      The Company does not currently have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements
      At December 31, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Market Acceptance of Products
      A golf equipment manufacturer’s ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including a golf club’s and golf ball’s look and “feel,” and the level of acceptance that a golf club and ball has among professional and recreational golfers. The subjective preferences of golf club and golf ball purchasers are difficult to predict and may be subject to rapid and unanticipated changes. In addition, the Company’s products have tended to incorporate significant innovations in design and manufacture, which have often, but not always, resulted in higher prices for the Company’s products relative to other products in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay premium prices for golf equipment or that the Company will be able to design and manufacture products that achieve market acceptance. In general, there can be no assurance as to whether or how long the Company’s golf clubs and golf balls will achieve and maintain market acceptance and therefore there can be no assurance that the demand for the Company’s products will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

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

Manufacturing Capacity
      The Company plans its manufacturing capacity based upon the forecasted demand for its products. The nature of the Company’s business makes it difficult to quickly adjust its manufacturing capacity if actual demand for its products exceeds or is less than forecasted demand. If actual demand for its products exceeds the forecasted demand, the Company may not be able to produce sufficient quantities of new products in time to fulfill actual demand, which could limit the Company’s sales and adversely affect its financial performance. On the other hand, if actual demand is less than the forecasted demand for its products, this could result in less than optimum capacity usage and/or in excess inventories and related obsolescence charges that could adversely affect the Company’s financial performance.

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
      The Company uses United Parcel Service (“UPS”) for substantially all ground shipments of products to its U.S. customers. The Company uses air carriers and shipping services for most of its international shipments of products. Any significant interruption in UPS, air carrier or shipping services could have a material adverse effect upon the Company’s ability to deliver its products to its customers. If there were any significant interruption in such services, there is no assurance that the Company could engage alternative suppliers to deliver its products in a timely and cost-efficient manner. In addition, many of the components the Company uses to build its golf clubs, including clubheads and shafts, are shipped to the Company via air carrier and ship services. Any significant interruption in UPS services, air carrier services or shipping services into or out of the United States could have a material adverse effect upon the Company (see below “International Risks”).

Dependence on Energy Resources
      The Company’s golf club and golf ball manufacturing facilities in California use, among other resources, significant quantities of electricity to operate. In 2001, some companies in California, including the Company, experienced periods of blackouts during which electricity was not available. If the Company were to experience such blackouts again, there is no assurance that it would be able to obtain alternative power supplies at reasonable prices. An interruption in the supply of electricity or a significant increase in the cost of electricity could have a significant adverse effect upon the Company’s results of operations.

Competition
      Golf Clubs. The golf club business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. New product introductions, price reductions, consignment sales, extended payment terms, “close-outs” (including close-outs of products that were recently commercially successful) and increased tour and advertising spending by competitors continue to generate increased market competition. Furthermore, continued price compression in the club industry for new clubs could have a significant adverse affect on the Company’s pre-owned club business as the gap between the cost of a new club and a pre-owned club lessens. There can be no assurance that successful marketing activities, discounted pricing, consignment sales, extended payment terms or new product introductions by competitors will not negatively impact the Company’s future sales.
      Golf Balls. The golf ball business is also highly competitive and may be becoming even more competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated U.S. market share of approximately 50%. As competition in this business increases, many of these competitors are increasing advertising, tour or other promotional support. This increased competition has resulted in significant expenses for the Company in both tour and advertising support and product development. Unless there is a change in competitive conditions, these competitive pressures and increased costs will continue to adversely affect the profitability of the Company’s golf ball business.
      On a consolidated basis, no one customer that distributes the Company’s golf clubs or balls in the United States accounted for more than 4% of the Company’s revenues in 2004, 2003 or 2002. On a segment basis, the Company’s golf ball customer base is much more concentrated than its golf club customer base. In 2004, the top five golf ball customers accounted for approximately 25% of the Company’s total golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

Adverse Global Economic Conditions
      The Company sells golf clubs, golf balls and golf accessories. These products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. Adverse economic conditions in the United States or in the Company’s international markets (which represent almost half of the Company’s total sales), or a decrease in prosperity among consumers, or even a decrease in consumer confidence as a result of anticipated adverse economic conditions, could cause consumers to forgo or to postpone purchasing new golf products, which could have a material adverse effect upon the Company.

Terrorist Activity and Armed Conflict
      Terrorist activities and armed conflicts in recent years (such as the attacks on the World Trade Center and the Pentagon, the incidents of Anthrax poisoning and the military actions in the Middle East, including the war in Iraq), as well as the threat of future conflict, have had a significant adverse effect upon the Company’s business. Any such additional events would likely have an adverse effect upon the world economy and would likely adversely affect the level of demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on these events and the economic, political, and public safety issues and concerns associated with such events. Also, such events could adversely affect the Company’s ability to manage its supply and delivery logistics. If such events caused a significant disruption in domestic or international air, ground or sea shipments, the Company’s ability to obtain the materials necessary to produce and sell its products and to deliver customer orders also would be materially adversely affected. Furthermore, such events can negatively impact tourism, which could adversely affect the Company’s sales to retailers at resorts and other vacation destinations.

Natural Disasters and Pandemic Diseases
      The occurrence of a natural disaster, such as an earthquake or hurricane, or the outbreak of a pandemic disease, such as Severe Acute Respiratory Syndrome (“SARS”) or the Avian Flu, could significantly adversely affect the Company’s business. A natural disaster or a pandemic disease could significantly adversely affect both the demand for the Company’s products as well as the supply of the components used to make the Company’s products. Demand for golf products could be negatively affected as consumers in the affected regions restrict their recreational activities and as tourism to those areas declines. If the Company’s suppliers experienced a significant disruption in their business as a result of a natural disaster or pandemic disease, the Company’s ability to obtain the necessary components to make its products could be significantly adversely affected. In addition, the occurrence of a natural disaster or the outbreak of a pandemic disease generally restricts the travel to and from the affected areas, making it more difficult in general to manage the Company’s international operations.

Foreign Currency Risk
      A significant portion of the Company’s sales are international sales. As a result, the Company conducts transactions in approximately 12 currencies worldwide. Conducting business in such various currencies increases the Company’s exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar.
      The Company’s financial results are reported in U.S. dollars. As a result, transactions conducted in foreign currencies must be translated into U.S. dollars for reporting purposes based upon the applicable foreign currency exchange rates. Fluctuations in these foreign currency exchange rates therefore may positively or negatively affect the Company’s reported financial results.
      The effect of the translation of foreign currencies on the Company’s financial results can be significant. The Company therefore engages in certain hedging activities to mitigate over time the impact of the translation of foreign currencies on the Company’s financial results. The Company’s hedging activities reduce, but do not eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of the Company’s hedging activities include accuracy of sales forecasts, volatility of currency markets and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar but they also reduce the positive impact of a weaker U.S. dollar. For the effect of the Company’s hedging activities during the current reporting periods, see below “Quantitative and Qualitative Disclosures about Market Risk.” The Company’s future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which the Company conducts business. The degree to which the Company’s financial results are affected will depend in part upon the effectiveness or ineffectiveness of the Company’s hedging activities.

      In addition, foreign currency fluctuations can also affect the prices at which products are sold in the Company’s international markets. The Company therefore adjusts its pricing based in part upon fluctuations in foreign currency exchange rates. Significant unanticipated changes in foreign currency exchange rates make it more difficult for the Company to manage pricing in its international markets. If the Company is unable to adjust its pricing in a timely manner to counteract the effects of foreign currency fluctuations, the Company’s pricing may not be competitive in the marketplace and the Company’s financial results in its international markets could be adversely affected.

Growth Opportunities
      In order for the Company to significantly grow its sales of golf clubs or golf balls, the Company must either increase its share of the market for golf clubs or balls, or the market for golf clubs or balls must grow. The Company already has a significant share of worldwide golf club sales and the Company’s golf ball products achieved the number two retail market share in 2004. Therefore, opportunities for additional market share may be limited. The Company does not believe there has been any material increase in the number of golfers worldwide in over four years. Furthermore, the Company believes that overall worldwide golf club sales have generally not experienced substantial growth in the past several years. There is no assurance that the overall dollar volume of worldwide golf club or ball sales will grow, or that it will not decline, in the future.

Seasonality and Adverse Weather Conditions
      In addition to the effects of product cycles described above, the Company’s business is also subject to the effects of seasonal fluctuations. The Company’s first quarter sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. Orders for many of these sales are received during the fourth quarter of the prior year. The Company’s second and third quarter sales generally represent re-order business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of the products of the Company’s competitors. Retailers are sometimes reluctant to re-order the Company’s products in significant quantity when they already have excess inventory of the Company’s or its competitors’ products. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of the Company’s key markets and rounds played are up. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like golf clubs, re-orders of golf balls depend on the rate of sell-through. The Company’s sales during the fourth quarter are generally significantly less than the other quarters because in general in many of the Company’s principal markets less people are playing golf during that time of year due to cold weather. Furthermore, it previously was the Company’s practice to announce its new product line at the beginning of each calendar year. In recent years, the Company has departed from that practice and now generally announces its new product line in the fourth quarter to allow retailers to plan better. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products and/or result in close-out sales at reduced prices.
      Because of these seasonal trends, the Company’s business can be significantly adversely affected by unusual or severe weather conditions. Unfavorable weather conditions generally result in less golf rounds played, which generally results in less demand for golf clubs and golf balls. Furthermore, catastrophic storms, such as the hurricanes in Florida and along the east coast in late 2004, can negatively affect golf rounds played not only during the storms but also for a significant period of time afterward as storm damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. Consequently, sustained adverse weather conditions, especially during the warm weather months, could materially affect the Company’s sales.

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
      The Rules of Golf as published by the R&A and the USGA are virtually the same except with respect to the regulation of “driving clubs.” The R&A rules currently permit driver clubheads with greater flexibility (as measured by a specific test) than are permitted under the USGA rules. As a result, in jurisdictions where the R&A rules are followed, the Company (like many of its competitors) has marketed and sold drivers that conform to the R&A rules but not the USGA rules (the “Plus Drivers”). In those jurisdictions where the USGA rules are followed, the Company markets and sells its standard drivers that conform to both the R&A and the USGA rules. All of the Company’s other products are believed to conform to both the USGA and R&A rules.
      Effective January 1, 2008, the more flexible clubheads such as those used for the Plus Drivers will not be conforming under the generally applicable Rules of Golf as published by the R&A. It is not clear what effect the change in rules will have upon demand for Plus Drivers in R&A jurisdictions as 2008 approaches or subsequent to the implementation of the new restrictions. It is possible that some jurisdictions and/or golfers will choose not to follow the R&A’s changes and will instead continue to use Plus Drivers. This uncertainty adversely affects the Company’s research and development and manufacturing operations which must plan and commit resources years in advance of a new product release. If the Company does not accurately anticipate consumer reaction to the new rule changes, the Company’s sales in such jurisdictions could be adversely affected and the Company could be required to invest significant resources to change its product offerings at such time. The Company also believes that the general confusion created by the ruling bodies of golf as to what is a conforming or non-conforming driver and the limits imposed on new driver technology generally have hurt sales of drivers.
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
      An increasing number of the Company’s competitors have, like the Company itself, sought to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs and golf balls. As the Company develops new products, it attempts to avoid infringing the valid patents and other intellectual property rights of others. Before introducing new products, the Company’s legal staff evaluates the patents and other intellectual property rights of others to determine if changes are required to avoid infringing any valid intellectual property rights that could be asserted against the Company’s new product offerings. From time to time, others have contacted or may contact the Company to claim that they have proprietary rights that have been infringed upon by the Company and/or its products. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no interruptions in the Company’s business as a result of any claims of infringement. No assurance can be given, however, that the Company will not be adversely affected in the future by the assertion of intellectual property rights belonging to others. This effect could include alteration or withdrawal of existing products and delayed introduction of new products.
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
      The Company’s Code of Conduct prohibits misappropriation of trade secrets and confidential information of third parties. The Code of Conduct is contained in the Company’s Employee Handbook and is also available on the Company’s website. Employees also sign an Employee Invention and Confidentiality Agreement prohibiting disclosure of trade secrets and confidential information from third parties. Periodic training is provided to employees on this topic as well. Despite taking these steps, as well as others, the Company cannot guarantee that these measures will be adequate in all instances to prevent misappropriation of trade secrets from third parties or the accusation by a third party that such misappropriation has taken place.

Brand Licensing
      The Company licenses its trademarks to third party licensees who produce, market and sell their products bearing the Company’s trademarks. The Company chooses its licensees carefully and imposes upon such licensees various restrictions on the products, and on the manner, on which such trademarks may be used. In addition, the Company requires its licensees to abide by certain standards of conduct and the laws and regulations of the jurisdictions in which they do business. However, if a licensee fails to adhere to these requirements, the Company’s brand could be damaged by the use or misuse of the Company’s trademarks in connection with its licensees’ products.

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

“Gray Market” Distribution
      Some quantities of the Company’s products find their way to unapproved outlets or distribution channels. This “gray market” for the Company’s products can undermine authorized retailers and foreign wholesale distributors who promote and support the Company’s products, and can injure the Company’s image in the minds of its customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling the Company’s products to unauthorized distributors and/or an increase in sales returns over historical levels. While the Company has taken some lawful steps to limit commerce of its products in the “gray market” in both the U.S. and abroad, it has not stopped such commerce.

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
      As a result of this international business, the Company is exposed to increased risks inherent in conducting business outside of the United States. In addition to foreign currency risks, these risks include (i) increased difficulty in protecting the Company’s intellectual property rights and trade secrets, (ii) unexpected government action or changes in legal or regulatory requirements, (iii) social, economic or political instability, (iv) the effects of any anti-American sentiments on the Company’s brands or sales of the Company’s products, (v) increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for its foreign operations, and (vi) increased exposure to interruptions in air carrier or shipping services, which interruptions could significantly adversely affect the Company’s ability to obtain timely delivery of components from international suppliers or to timely deliver its products to international customers. Although the Company believes the benefits of conducting business internationally outweigh these risks, any significant adverse change in circumstances or conditions could have a significant adverse effect upon the Company’s operations and therefore financial performance and condition.

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

Information Systems
      All of the Company’s major operations, including manufacturing, distribution, sales and accounting, are dependent upon the Company’s information computer systems. The Callaway Golf business information systems and the acquired Top-Flite information systems are different and the Company is therefore currently operating multiple platforms. The Company has made a decision to integrate the systems worldwide. This large scale project is currently underway. Any significant disruption in the operation of such systems, as a result of an internal system malfunction, infection from an external computer virus, or complications in connection with any attempted integration of the two systems, or otherwise, would have a significant adverse effect upon the Company’s ability to operate its business. Although the Company has taken steps to mitigate the effect of any such disruptions, there is no assurance that such steps would be adequate in a particular situation. Consequently, a significant or extended disruption in the operation of the Company’s information systems could have a material adverse effect upon the Company’s operations and therefore financial performance and condition.

Change In Accounting Rules
      The Company currently and historically has accounted for its stock based compensation under Accounting Principles Board Opinion No. 25 (“APB No. 25”). Under APB No. 25, the Company is not required to record compensation expense for equity-based awards granted to employees. The Financial Accounting Standards Board has recently issued rules which require the Company to begin recording compensation expense for such awards based upon the fair value of such awards for all periods beginning after June 15, 2005. Such noncash compensation expense is anticipated to have a significant adverse effect upon the Company’s reported earnings.
      Although the Company has historically provided in the notes to its financial statements pro forma earnings information showing what the Company’s results would have been had the Company been recording compensation expense for such awards, the amount of such expense was not reflected in its financial results. Consequently, when the Company begins recording such compensation expense in 2005, the period over period comparisons will be significantly affected by the inclusion of such expense in 2005 and the absence of such expense from 2004 and prior periods. If investors do not appropriately consider these changes in accounting rules, the price at which the Company’s stock is traded could be significantly adversely affected.

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
      The Company may from time to time provide investors with estimates of anticipated revenues and earnings per share. If the Company provides such estimates, they will be based upon the information available and management’s expectations at the time such estimates are made and actual results could differ materially. See “Important Notice to Investors” on the inside cover of this report.

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
Foreign Currency Fluctuations
      In the normal course of business, the Company is exposed to foreign currency exchange rate risks (see Note 8 to the Company’s Consolidated Condensed Financial Statements) that could impact the Company’s results of operations. The Company’s risk management strategy includes the use of derivative financial instruments, including forwards and purchased options, to hedge certain of these exposures. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company does not enter into any trading or speculative positions with regard to foreign currency related derivative instruments.
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
      At December 31, 2004, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts were approximately $52.7 million, $91.2 million and $134.8 million respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At December 31, 2004, current liabilities related to the fair value of foreign currency-related derivatives were $3.0 million. There were no current assets related to the fair values of foreign currency-related derivatives. At December 31, 2003, the fair values of foreign currency-related derivatives were recorded as current assets of $0.05 million and current liabilities of $0.8 million.
      At December 31, 2004, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $0, $44.4 million and $84.8 million, respectively. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized.
      During the years ended December 31, 2004 and 2003, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges. During the year ended December 30, 2002, gains of $0.2 million were reclassified into earnings as a result of the discontinuance of cash flow hedges.
      The ineffective portion of the gain or loss for derivative instruments that is designated and qualifies as a cash flow hedge is immediately reported as a component of interest and other income. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of interest and other income. During the years ended December 31, 2004, 2003 and 2002, the Company recorded a net gain/loss of $0.1 million loss, $0.04 million gain and $0.3 million gain, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.
      At December 31, 2004, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $52.7 million, $46.8 million and $49.9 million, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of interest and other income in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the years ended December 31, 2004, 2003 and 2002, the Company recorded net losses of $4.6 million, $6.8 million and $8.1 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.
      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2004 through its derivative financial instruments.
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
      The estimated maximum one-day loss from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $5.9 million at December 31, 2004. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $5.9 million at December 31, 2004 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.
Interest Rate Fluctuations
      Additionally, the Company is exposed to interest rate risk from its Line of Credit (see Note 7 to the Company’s Consolidated Financial Statements). Outstanding borrowings accrue interest at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case plus a margin of 00.0 to 75.0 basis points or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 75.0 to 200.0 basis.

Item 8.	Financial Statements and Supplementary Data
      The Company’s consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, together with the reports of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-39.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.
      Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control — Integrated Framework. Based on the assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria. During the fourth quarter of 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Item 9B.	Other Information
      None.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal control over Financial Reporting, appearing in Item 9A, that Callaway Golf Company (“the Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal controls over financial reporting includes these policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report, dated March 9, 2005, expressed an unqualified opinion on those financial statements and financial statement schedules.
Deloitte & Touche LLP
Costa Mesa, California
March 9, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 4 of this Form 10-K. The other information required by Item 10 has been included in the Company’s definitive Proxy Statement under the captions “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Commission within 120 days after the end of fiscal year 2004 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.	Executive Compensation
      The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 is included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers,” “Report of the Compensation and Management Succession Committee on Executive Compensation,” “Performance Graph” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2004 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      The information required by Item 12 is included in Item 5 of this report and the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal year 2004 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is included in the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers — Compensation Committee Interlocks and Insider Participation,” to be filed with the Commission within 120 days after the end of fiscal year 2004 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services
      The information included in Item 14 is included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of fiscal year 2004 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents filed as part of this report:
      1.        Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-39:

Consolidated Balance Sheets as of December 31, 2004 and 2003;

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002;

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002;

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002;

Notes to Consolidated Financial Statements; and

Report of Independent Registered Public Accounting Firm.
      2.          Financial Statement Schedule. The following consolidated financial statement schedule of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part IV, Item 15 of this Form 10-K, is included in this Annual Report on Form 10-K on page S-1:

Schedule II — Consolidated Valuation and Qualifying Accounts; and

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
      3.     Exhibits.
      A copy of any of the following exhibits will be furnished to any beneficial owner of the Company’s Common Stock, or any person from whom the Company solicits a proxy, upon written request and payment of the Company’s reasonable expenses in furnishing any such exhibit. All such requests should be directed to the Company’s Investor Relations Department at Callaway Golf Company, 2180 Rutherford Road, Carlsbad, CA 92008.

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).
3.2	Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).
4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).
4.2	First Amendment to Rights Agreement, effective June 22, 2001, between the Company and Mellon Investor Services LLC, as Rights Agent, incorporated herein by this reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).
4.3	Rights Agreement, dated as of June 21, 1995, between the Company and Mellon Investor Services LLC (f/k/a Chemical Mellon Shareholder Services), as Rights Agent, incorporated herein by this reference to Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).

Executive Compensation Contracts/Plans
10.1	Compensation Agreement between the Company and William C. Baker, incorporated herein by this reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 24, 2005 (file no. 1-10962).
10.2	Notice of Grant of Stock Option and Option Agreement between the Company and William C. Baker, incorporated herein by this reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 24, 2005 (file no. 1-10962).
10.3	First Amendment to Executive Officer Employment Agreement, dated April 1, 2003, between the Company and Richard C. Helmstetter, incorporated herein by this reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 7, 2003 (file no. 1-10962).
10.4	Executive Officer Employment Agreement, entered into as of January 1, 1998, between the Company and Richard C. Helmstetter, incorporated herein by this reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998 (file no. 1-10962).
10.5	Second Amendment to First Amended Executive Officer Employment Agreement, effective September 15, 2003, between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003 (file no. 1-10962).
10.6	First Amendment to First Amended Executive Officer Employment Agreement, dated March 1, 2003, between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 7, 2003 (file no. 1-10962).
10.7	First Amended Executive Officer Employment Agreement, effective as of June 1, 2002, between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002 (file no. 1-10962).
10.8	Second Amendment to First Amended Executive Officer Employment Agreement, effective September 15, 2003, between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003 (file no. 1-10962).
10.9	First Amendment to First Amended Executive Officer Employment Agreement, dated March 1, 2003, between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 7, 2003 (file no. 1-10962).
10.10	First Amended Executive Officer Employment Agreement, effective as of June 1, 2002, between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002 (file no. 1-10962).
10.11	Officer Employment Agreement between the Company and Robert A. Penicka, incorporated herein by this reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 24, 2005 (file no. 1-10962).
10.12	Officer Employment Agreement between The Top-Flite Golf Company (f/k/a TFGC Acquisition Corp.) and Robert A. Penicka, incorporated herein by this reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003 (file no. 1-10962).
10.13	First Amendment to First Amended Officer Employment Agreement, effective as of October 6, 2003, between the Company and John F. Melican.†
10.14	First Amended Officer Employment Agreement, effective as of March 1, 2003, between the Company and John F. Melican.†
10.15	Separation Agreement, entered into on October 28, 2004, between the Company and Ronald A. Drapeau, incorporated herein by this reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 29, 2004 (file no. 1-10962).

10.16	Second Amendment to Second Amended Executive Officer Employment Agreement, effective as of September 15, 2003, between the Company and Ronald A. Drapeau, incorporated herein by this reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003 (file no. 1-10962).
10.17	First Amendment to Second Amended Executive Officer Employment Agreement, dated March 1, 2003, between the Company and Ronald A. Drapeau, incorporated herein by this reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 7, 2003 (file no. 1-10962).
10.18	Second Amended Executive Officer Employment Agreement, effective as of June 1, 2002, between the Company and Ronald A. Drapeau, incorporated herein by this reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002 (file no. 1-10962).
10.19	Separation Agreement, entered into on February 24, 2005, between the Company and Patrice Hutin, incorporated herein by this reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 1, 2005 (file no. 1-10962).
10.20	Second Amendment to Executive Officer Employment Agreement, effective September 15, 2003, between the Company and Patrice Hutin, incorporated herein by this reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003 (file no. 1-10962).
10.21	First Amendment to Executive Officer Employment Agreement, dated March 1, 2003, between the Company and Patrice Hutin, incorporated herein by this reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 7, 2003 (file no. 1-10962).
10.22	Executive Officer Employment Agreement, effective November 6, 2002, between the Company and Patrice Hutin, incorporated herein by this reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).
10.23	Callaway Golf Company Executive Deferred Compensation Plan, as amended and restated, effective May 6, 2002.†
10.24	Trust Agreement for the Callaway Golf Company Executive Deferred Compensation Plan, entered into as of May 6, 2002, between the Company and U.S. Trust Company, N.A.†
10.25	Form of Notice of Grant of Stock Option and Option Agreement for Non-Employee Directors.†
10.26	Callaway Golf Company 2001 Non-Employee Directors Stock Option Plan, incorporated herein by this reference to Appendix A to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on March 27, 2000 (file no. 1-10962).
10.27	Callaway Golf Company Non-Employee Directors Stock Option Plan (as amended and restated August 15, 2000), incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).
10.28	Form of Notice of Grant of Stock Option and Option Agreement for Officers.†
10.29	Callaway Golf Company 2004 Equity Incentive Plan, incorporated herein by this reference to Exhibit B to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on April 20, 2004 (file no. 1-10962).
10.30	Callaway Golf Company 1998 Stock Incentive Plan (as amended and restated August 15, 2000), incorporated herein by this reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).
10.31	Amended and Restated 1996 Stock Option Plan (as amended and restated May 3, 2000), incorporated herein by this reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).

10.32	Callaway Golf Company 1995 Stock Incentive Plan (as amended and restated November 7, 2001), incorporated herein by this reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).
10.33	Callaway Golf Company 1991 Stock Incentive Plan (as amended and restated August 2000), incorporated herein by this reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).
10.34	Indemnification Agreement, dated April 7, 2004, between the Company and Anthony S. Thornley.†
10.35	Indemnification Agreement, dated as of April 21, 2003, between the Company and Samuel H. Armacost, incorporated herein by this reference to Exhibit 10.57 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).
10.36	Indemnification Agreement, dated as of April 21, 2003, between the Company and John C. Cushman, III, incorporated herein by this reference to Exhibit 10.58 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).
10.37	Indemnification Agreement, effective June 7, 2001, between the Company and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).
10.38	Indemnification Agreement, dated as of July 1, 1999, between the Company and William C. Baker, incorporated herein by this reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
10.39	Indemnification Agreement, dated July 1, 1999, between the Company and Yotaro Kobayashi, incorporated herein by this reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
10.40	Indemnification Agreement, dated July 1, 1999, between the Company and Richard L. Rosenfield, incorporated herein by this reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).
Other Contracts
10.41	Amendment No. 4 to Asset Purchase Agreement, dated as of September 30, 2003, between the Company and TFGC Estate Inc. (f/k/a The Top-Flite Golf Company), incorporated herein by this reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 30, 2003 (file no. 1-10962).
10.42	Amendment No. 3 to Asset Purchase Agreement, dated as of September 15, 2003, between the Company and TFGC Estate Inc. (f/k/a The Top-Flite Golf Company), incorporated herein by this reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 30, 2003 (file no. 1-10962).
10.43	Amendment No. 2 to Asset Purchase Agreement, dated as of September 4, 2003, between the Company and TFGC Estate Inc. (f/k/a The Top-Flite Golf Company), incorporated herein by this reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 30, 2003 (file no. 1-10962).
10.44	Amendment No. 1 to Asset Purchase Agreement, dated as of August 11, 2003, between the Company and TFGC Estate Inc. (f/k/a The Top-Flite Golf Company), incorporated herein by this reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 30, 2003 (file no. 1-10962).

10.45	Asset Purchase Agreement, dated as of June 30, 2003, between the Company and The Top-Flite Golf Company (f/k/a Spalding Sports Worldwide, Inc.), incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).
10.46	Amended and Restated Credit Agreement, dated as of November 5, 2004, between the Company and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Banc of America Securities LLC, as Sole Lead Manager and Sole Book Manager, and the other lenders party to the Amended and Restated Credit Agreement, incorporated herein by this reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 9, 2004 (file no. 1-10962).
10.47	Credit Agreement, dated as of November 10, 2003, between the Company and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Banc of America Securities LLC, as Sole Lead Manager and Sole Book Manager, and the other lenders party to the Credit Agreement, incorporated herein by this reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).
10.48	Pledge Agreement, dated November 10, 2003, by and between the Company and Bank of America, N.A., as Administrative Agent, incorporated herein by this reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).
10.49	Master Energy Purchase and Sale Agreement and related Confirmation letter, each entered into as of April 12, 2001, between the Company and Enron Energy Services, Inc., incorporated herein by this reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 14, 2001 (file no. 1-10962).
10.50	Amendment No. 2 to Trust Agreement, effective as of October 21, 2004, by the Company with the consent of Arrowhead Trust Incorporated.†
10.51	Amendment No. 1 to Trust Agreement, effective as of June 29, 2001, by the Company with the consent of Arrowhead Trust Incorporated, incorporated herein by this reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).
10.52	Assignment and Assumption Agreement, effective as of April 24, 2000, among the Company, Sanwa Bank California and Arrowhead Trust Incorporated, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).
10.53	Trust Agreement, dated July 14, 1995, between the Company and Sanwa Bank California, as Trustee, for the benefit of participating employees, incorporated herein by this reference to Exhibit 10.45 to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Commission on November 14, 1995 (file no. 1-10962).
21.1	List of Subsidiaries.†
23.1	Consent of Deloitte & Touche LLP.†
24.1	Form of Power of Attorney.†
31.1	Certification of William C. Baker pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of William C. Baker and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Included in this Report

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Callaway Golf Company

By:	/s/ William C. Baker

William C. Baker
Chairman and Chief Executive Officer
Date: March 9, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature		Title	Dated as of

Principal Executive Officer:

/s/ William C. Baker William C. Baker		Chairman of the Board and Chief Executive Officer	March 9, 2005

Principal Financial Officer and Principal Accounting Officer:

/s/ Bradley J. Holiday Bradley J. Holiday		Senior Executive Vice President and Chief Financial Officer	March 9, 2005

Directors:

* Samuel H. Armacost		Director	March 9, 2005

* Ronald S. Beard		Director	March 9, 2005

* John C. Cushman, III		Director	March 9, 2005

* Yotaro Kobayashi		Director	March 9, 2005

* Richard L. Rosenfield		Director	March 9, 2005

* Anthony S. Thornley		Director	March 9, 2005

*By:	/s/ Bradley J. Holiday Bradley J. Holiday Attorney-in-fact

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California
      We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item (15)a2. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Callaway Golf Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 9, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Costa Mesa, California
March 9, 2005

CALLAWAY GOLF COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$31,657	$47,340
Accounts receivable, net	105,153	100,664
Inventories, net	181,230	185,389
Deferred taxes	32,959	36,707
Income taxes receivable	28,697	—
Other current assets	14,036	13,362

Total current assets	393,732	383,462
Property, plant and equipment, net	135,865	164,763
Intangible assets, net	149,168	149,635
Goodwill	30,468	20,216
Deferred taxes	9,837	12,289
Other assets	16,667	18,201

	$735,737	$748,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$75,501	$79,787
Accrued employee compensation and benefits	20,215	25,544
Accrued warranty expense	12,043	12,627
Bank line of credit	13,000	—
Capital leases, current portion	39	240
Income taxes payable	—	11,962

Total current liabilities	120,798	130,160
Long-term liabilities:
Deferred compensation	8,674	8,947
Energy derivative valuation account	19,922	19,922
Capital leases, net of current portion	26	154
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at December 31, 2004 and 2003	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 84,785,694 shares and 83,710,094 shares issued at December 31, 2004 and 2003, respectively	848	837
Additional paid-in capital	387,950	400,939
Unearned compensation	(12,562)	—
Retained earnings	437,269	466,441
Accumulated other comprehensive income	11,081	2,890
Less: Grantor Stock Trust held at market value, 7,176,678 shares and 8,702,577 shares at December 31, 2004 and 2003, respectively	(96,885)	(146,638)

	727,701	724,469
Less: Common Stock held in treasury, at cost, 8,497,667 shares and 8,144,667 shares at December 31, 2004 and 2003, respectively	(141,384)	(135,086)

Total shareholders’ equity	586,317	589,383

	$735,737	$748,566

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2004		2003		2002

Net sales	$934,564	100%	$814,032	100%	$793,219	100%
Cost of sales	575,742	62%	445,417	55%	393,068	50%

Gross profit	358,822	38%	368,615	45%	400,151	50%
Selling expenses	263,089	28%	207,783	26%	200,329	25%
General and administrative expenses	89,878	10%	65,448	8%	56,580	7%
Research and development expenses	30,557	3%	29,529	4%	32,182	4%

Total operating expenses	383,524	41%	302,760	37%	289,091	36%
Income (loss) from operations	(24,702)	(3)%	65,855	8%	111,060	14%
Interest and other income, net	1,934		3,550		2,271
Interest expense	(945)		(1,522)		(1,660)

Income (loss) before income taxes	(23,713)	(3)%	67,883	8%	111,671	14%
Provision for income taxes	(13,610)		22,360		42,225

Net income (loss)	$(10,103)	(1)%	$45,523	6%	$69,446	9%

Earnings (loss) per common share:
Basic	$(0.15)		$0.69		$1.04
Diluted	$(0.15)		$0.68		$1.03
Common equivalent shares:
Basic	67,721		66,027		66,517
Diluted	67,721		66,471		67,274
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$(10,103)	$45,523	$69,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,154	44,496	37,640
Loss on disposal of long-lived assets	7,669	24,163	1,168
Loss on purchase of leased equipment	—	—	2,318
Tax benefit (reversal of benefit) from exercise of stock options	2,161	(982)	5,479
Non-cash compensation	1,741	15	314
Net non-cash foreign currency hedging (gains) loss	1,811	2,619	(4,238)
Net (gain) loss from sale of marketable securities	—	98	(37)
Deferred taxes	7,707	(8,320)	11,357
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,048)	12,698	(9,279)
Inventories, net	10,299	4,897	21,785
Other assets	1,554	(4,743)	10,202
Accounts payable and accrued expenses	(16,945)	(2,561)	11,579
Accrued employee compensation and benefits	(5,895)	(3,898)	(2,383)
Accrued warranty expense	(584)	(838)	(21,400)
Income taxes receivable and payable	(40,711)	4,004	6,185
Deferred compensation	(273)	1,572	(922)

Net cash provided by operating activities	8,537	118,743	139,214

Cash flows from investing activities:
Capital expenditures	(25,986)	(7,810)	(73,502)
Acquisitions, net of cash acquired	(9,204)	(160,321)	—
Proceeds from sale of marketable securities	—	24	6,998
Cash paid for investment	—	—	(2,000)
Proceeds from sale of capital assets	431	178	871

Net cash used in investing activities	(34,759)	(167,929)	(67,633)

Cash flows from financing activities:
Issuance of Common Stock	20,311	17,994	18,305
Acquisition of Treasury Stock	(6,298)	(4,755)	(46,457)
Proceeds from Line of Credit	13,000	—	—
Dividends paid, net	(19,069)	(18,536)	(18,601)
Payments on financing arrangements	—	(8,117)	(2,374)

Net cash provided by (used in) financing activities	7,944	(13,414)	(49,127)

Effect of exchange rate changes on cash and cash equivalents	2,595	1,488	1,735

Net increase (decrease) in cash and cash equivalents	(15,683)	(61,112)	24,189
Cash and cash equivalents at beginning of year	47,340	108,452	84,263

Cash and cash equivalents at end of year	$31,657	$47,340	$108,452

Supplemental disclosures (See Note 3 for acquisition-related disclosures):
Marketable securities received upon demutualization of insurance provider	$—	$—	$540
Unrealized loss on marketable securities	$—	$—	$(92)
Cash paid for interest and fees	$(1,384)	$(835)	$(953)
Cash paid for income taxes	$(17,379)	$(30,925)	$(16,628)
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)

						Accumulated
	Common Stock		Additional			Other	Grantor	Treasury Stock
			Paid-in	Unearned	Retained	Comprehensive	Stock				Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Trust	Shares	Amount	Total	Income

Balance, December 31, 2001	82,694	$827	$419,541	$(211)	$388,609	$(4,399)	$(206,144)	(4,939)	$(83,874)	$514,349	$60,072

Exercise of stock options	879	9	10,067	—	—	—	2,950	—	—	13,026
Tax benefit from exercise of stock options	—	—	5,479	—	—	—	—	—	—	5,479
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(2,833)	(46,457)	(46,457)
Compensatory stock and stock options	—	—	118	196	—	—	—	—	—	314
Employee stock purchase plan	4	—	(2,590)	—	—	—	7,869	—	—	5,279
Cash dividends	—	—	—	—	(21,502)	—	—	—	—	(21,502)
Dividends on shares held by Grantor Stock Trust	—	—	—	—	2,901	—	—	—	—	2,901
Adjustment of Grantor Stock Trust shares to market value	—	—	(61,119)	—	—	—	61,119	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	5,602	—	—	—	5,602	$5,602
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(4,958)	—	—	—	(4,958)	(4,958)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(92)	—	—	—	(92)	(92)
Net income	—	—	—	—	69,446	—	—	—	—	69,446	69,446

Balance, December 31, 2002	83,577	$836	$371,496	$(15)	$439,454	$(3,847)	$(134,206)	(7,772)	$(130,331)	$543,387	$69,998

Exercise of stock options	133	1	(900)	—	—	—	14,650	—	—	13,751
Reversal of tax benefit from exercise of stock options	—	—	(982)	—	—	—	—	—	—	(982)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(373)	(4,755)	(4,755)
Compensatory stock and stock options	—	—	—	15	—	—	—	—	—	15
Employee stock purchase plan	—	—	(851)	—	—	—	5,094	—	—	4,243
Cash dividends	—	—	—	—	(21,160)	—	—	—	—	(21,160)
Dividends on shares held by Grantor Stock Trust	—	—	—	—	2,624	—	—	—	—	2,624
Adjustment of Grantor Stock Trust shares to market value	—	—	32,176	—	—	—	(32,176)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	7,396	—	—	—	7,396	$7,396
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(751)	—	—	—	(751)	(751)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	92	—	—	—	92	92
Net income	—	—	—	—	45,523	—	—	—	—	45,523	45,523

Balance, December 31, 2003	83,710	$837	$400,939	$—	$466,441	$2,890	$(146,638)	(8,145)	$(135,086)	$589,383	$52,260

Exercise of stock options	23	—	(3,532)	—	—	—	19,186	—	—	15,654
Tax benefit from exercise of stock options	—	—	2,161	—	—	—	—	—	—	2,161
Issuance of Restricted Common Stock	1,053	11	14,290	(14,301)	—	—	—	—	—	—
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(353)	(6,298)	(6,298)
Compensatory stock and stock options	—	—	2	1,739	—	—	—	—	—	1,741
Employee stock purchase plan	—	—	(1,302)	—	—	—	5,959	—	—	4,657
Cash dividends	—	—	—	—	(21,176)	—	—	—	—	(21,176)
Dividends on shares held by Grantor Stock Trust	—	—	—	—	2,107	—	—	—	—	2,107
Adjustment of Grantor Stock Trust shares to market value	—	—	(24,608)	—	—	—	24,608	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	4,252	—	—	—	4,252	$4,252
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	3,939	—	—	—	3,939	3,939
Net loss	—	—	—	—	(10,103)	—	—	—	—	(10,103)	(10,103)

Balance, December 31, 2004	84,786	$848	$387,950	$(12,562)	$437,269	$11,081	$(96,885)	(8,498)	$(141,384)	$586,317	$(1,912)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company
      Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, irons, wedges and putters) and golf balls. The Company also sells golf accessories such as golf bags, golf gloves, golf headwear, travel covers and bags, golf towels and golf umbrellas. The Company generally sells its products to golf retailers, sporting goods retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third party distributors in the United States and in over 100 countries around the world. The Company also sells pre-owned Callaway Golf products through its website, www.callawaygolfpreowned.com. In addition, the Company licenses its name for apparel, golf shoes, watches, luggage and other golf accessories.

Note 2.	Significant Accounting Policies

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Callaway Golf Company and its domestic and foreign subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include provisions for warranty, uncollectable accounts receivable, inventory obsolescence, market value estimates of derivative instruments and recoverability of long-lived assets. Actual results may materially differ from these estimates. On an on-going basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available.

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
      Royalty income is recorded as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements (Note 15). Royalty income for 2004, 2003 and 2002 was $4,132,000, $2,703,000 and $1,155,000, respectively.

Warranty Policy
      The Company has a stated two-year warranty policy for its golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating its

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
future warranty obligations the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Beginning balance	$12,627	$13,464	$34,864
Provision(1)	10,930	11,752	(6,987)
Claims paid/costs incurred	(11,514)	(12,589)	(14,413)

Ending balance	$12,043	$12,627	$13,464

(1)	In the third quarter of 2002, the Company changed its methodology of estimating warranty accruals and reduced its warranty reserve by approximately $17,000,000. The change in methodology has been accounted for as a change in accounting principle inseparable from a change in estimate (Note 4).

Fair Value of Financial Instruments
      The Company’s financial instruments consist of cash and cash equivalents, trade receivables and payables, forward foreign currency exchange contracts (Note 8) and its financing arrangements (Note 7). The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates.

Advertising Costs
      The Company advertises primarily through television and print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2004, 2003 and 2002 were $56,585,000, $44,770,000 and $44,001,000, respectively.

Research and Development Costs
      Research and development costs are expensed as incurred. Research and development costs for 2004, 2003 and 2002 were $30,557,000, $29,529,000 and $32,182,000, respectively.

Foreign Currency Translation and Transactions
      The Company’s foreign subsidiaries utilize their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into United States dollars using the current exchange rate at the balance sheet date for assets and liabilities and at the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in shareholders’ equity. Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur or, for hedging contracts, when the underlying hedged transaction affects earnings. The Company recorded transaction gains of $744,000, $1,566,000 and $2,046,000 in 2004, 2003 and 2002, respectively, in interest and other income, net.

Derivatives and Hedging
      The Company enters into derivative financial instrument contracts only for hedging purposes and accounts for them in accordance with Statement of Financial Accounting Standard (SFAS) No. 133 and its amendments SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” The purpose of these derivative instruments is to minimize the variability of cash flows associated with the anticipated transactions being hedged. As changes in foreign currency rates impact the United States dollar value of anticipated transactions, the fair value of the forward contracts also changes, offsetting foreign currency rate fluctuations. Changes in the fair value of derivatives are recorded each period in income or other comprehensive income, depending on whether the derivatives are designated as hedges and, if so, the types and effectiveness of hedges.
      Additional information about the Company’s use of derivative instruments is presented in Note 8.

Earnings Per Common Share
      Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the sum of the weighted-average number of common shares outstanding during the period, plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include shares owned by the Callaway Golf Company Grantor Stock Trust, options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan, rights to purchase preferred shares under the Callaway Golf Company Shareholder Rights Plan and Restricted Stock grants to employees and non-employees (Note 10). Dilutive securities related to the Callaway Golf Company Grantor Stock Trust and the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Under the treasury stock method, the dilutive securities related to the Callaway Golf Company Grantor Stock Trust do not have any impact upon the diluted earnings per common share. Dilutive securities related to the Employee Stock Purchase Plan are calculated by dividing the average withholdings during the period by 85% of the lower of the offering period price or the market value at the end of the period. The dilutive effect of rights to purchase preferred shares under the Callaway Golf Shareholder Rights Plan have not been included as dilutive securities because the conditions necessary to cause these rights to be exercisable were not met. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the years ended December 31, 2004, 2003 and 2002 is presented in Note 9.

Cash and Cash Equivalents
      Cash equivalents are highly liquid investments purchased with original maturities of three months or less.

Allowance for Doubtful Accounts
      The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected.

Inventories
      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead costs.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment
      Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	10-30 years
Machinery and equipment	5-15 years
Furniture, computers and equipment	3-5 years
Production molds	2 years
      Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. Replacements are capitalized and the property, plant, and equipment accounts are relieved of the items being replaced. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in income. Construction in-process consists primarily of store display equipment not yet assembled and installed, in-process internally developed software and unfinished molds that have not yet been placed in service.
      In accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct external costs incurred to develop internal-use software during the development stage are capitalized and amortized using the straight-line method over the remaining estimated useful lives. Costs such as maintenance and training are expensed as incurred.
      During the fourth quarter of 2003, in connection with the Top-Flite Acquisition (Note 3), the Company began consolidating the Callaway Golf and Top-Flite golf club and golf ball manufacturing and research and development operations. In connection with this consolidation, the Company disposed of certain long-lived assets. As a result, the Company reduced the carrying value of its golf ball assets and therefore incurred pre-tax charges to earnings in the amounts of $5,677,000 and $24,080,000 during 2004 and 2003, respectively.

Long-Lived Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.

Goodwill and Intangible Assets
      Goodwill and intangible assets consist of goodwill, trade name, trademark, trade dress, patents and other intangible assets acquired during the acquisition of FrogTrader, Inc., Odyssey Sports, Inc., Top-Flite Golf Company and certain foreign distributors. See Note 3, for further discussion of the intangible assets acquired in connection with the FrogTrader and Top-Flite Acquisitions.
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

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortized over periods ranging from five to 40 years follow the non-amortization approach beginning January 1, 2002. Patents and other intangible assets are amortized using the straight-line method over periods ranging from less than one year to sixteen years (Note 6).

Stock-Based Compensation
      The Company has stock-based compensation plans, which are described in Note 10. The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company accounts for its stock-based non-employee compensation plans using SFAS No. 123, “Accounting for Stock-Based Compensation.” All employee stock option awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income for those awards. For the years ended December 31, 2004, 2003 and 2002, the Company recorded compensation expense of $1,741,000, $15,000 and $314,000, in net income as a result of restricted stock awards and certain options to purchase shares of stock granted to employees, officers, professional endorsers and consultants of the Company. Pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value-based recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied in measuring stock-based employee compensation expense, are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net income (loss), as reported	$(10,103)	$45,523	$69,446
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	84	10	114
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,605)	(9,839)	(11,003)

Pro forma net income (loss)	$(16,624)	$35,694	$58,557

Earnings (loss) per Common Share:
Basic — as reported	$(0.15)	$0.69	$1.04
Basic — pro forma	$(0.25)	$0.54	$0.88
Diluted — as reported	$(0.15)	$0.68	$1.03
Diluted — pro forma	$(0.25)	$0.54	$0.88
      The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,

	2004	2003	2002

Dividend yield	1.9%	1.7%	1.7%
Expected volatility	42.6%	46.1%	52.2%
Risk free interest rates	2.74% - 4.26%	2.26% - 2.75%	1.94% - 2.37%
Expected lives	3-4 years	3-4 years	3-4 years

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average grant-date fair value of options granted during 2004, 2003 and 2002 was $4.80, $6.74 and $6.17 per share, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of grants under the Company’s employee stock-based compensation plans.

Income Taxes
      Current income tax expense (benefit) is the amount of income taxes expected to be paid (refunded) for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) is the net change during the year in the deferred income tax asset or liability.
      Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries since such amounts are expected to be reinvested indefinitely. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized (Note 12).

Interest and Other Income, Net
      Interest and other income, net primarily includes gains and losses on foreign currency transactions, interest income and gains and losses on investments to fund the deferred compensation plan. The components of interest and other income, net are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Foreign currency gains	$744	$1,567	$2,046
Interest income	745	1,098	—
Gains on deferred compensation plan assets	360	888	156
Other	85	(3)	69

	$1,934	$3,550	$2,271

Other Accumulated Comprehensive Income (Loss)
      Components of comprehensive income are reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income, unrealized gains or losses on cash flow hedges, foreign currency translation adjustments and unrealized gains or losses on marketable securities. Since the Company has met the indefinite reversal criteria, it does not accrue income taxes on foreign currency translation adjustments. During 2004, no gains or losses were

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reclassified to earnings as a result of the discontinuance of cash flow hedges. The components of accumulated other comprehensive income (loss) are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Unrealized gain (loss) on cash flow hedges	$2,270	$(1,669)	$(918)
Equity adjustment from foreign currency translation	8,811	4,559	(2,837)
Unrealized loss on marketable securities	—	—	(92)

	$11,081	$2,890	$(3,847)

Segment Information
      The Company’s operating segments are organized on the basis of products and consist of Golf Clubs and Golf Balls. The Golf Clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, irons, wedges and putters as well as Odyssey putters, other golf-related accessories and royalty and other income. The Golf Balls segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan golf balls that are designed, manufactured and sold by the Company. The Company also discloses information about geographic areas. This information is presented in Note 14.

Diversification of Credit Risk
      The Company’s financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents, trade receivables and foreign currency contracts.
      The Company historically invests its excess cash in money market accounts and U.S. Government securities and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.
      The Company operates in the golf equipment industry and primarily sells its products to golf equipment retailers, sporting goods retailers and mass merchants, directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. Managing customer-related credit risk is more difficult in regions outside of the United States. During 2004, 2003 and 2002, approximately 42%, 45% and 45%, respectively, of the Company’s net sales were made in regions outside of the United States. An adverse change in either economic conditions abroad or in the Company’s relationship with significant foreign retailers could significantly increase the Company’s credit risk related to its international operations.
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

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes ABP Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R addresses the accounting

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. SFAS No. 123R will be effective for the Company beginning in its third quarter of fiscal 2005. Although the Company will continue to evaluate the application of SFAS No. 123R, management expects adoption to have a material impact on its results of operations in amounts that are currently undeterminable.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision in SFAS No. 153 are effective for nonmonetary asset exchanges incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect, if any, of adopting SFAS No. 153.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which amends ARB Opinion No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory cost incurred during fiscal years beginning after June 15, 2005. The Company’s current accounting policies are consistent with the accounting practices addressed under SFAS No. 151.
      In October 2004 the FASB issued Staff Position No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not completed the evaluation of the impact of the repatriation provisions. Accordingly, as of December 31, 2004, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.
Note 3.     Business Acquisitions

FrogTrader Stock Purchase
      On May 28, 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader, Inc. (“FrogTrader”). The Company’s consolidated statements of operations include the financial results of FrogTrader for the period from the acquisition date of May 28, 2004. The Company acquired FrogTrader to stimulate purchases of new clubs by growing the Trade In! Trade Up! program and to enable the Company to better manage the distribution of pre-owned golf clubs and the Callaway Golf brand.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The FrogTrader acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under SFAS No. 141, the aggregate cost of the acquired stock was $15,175,000, which included transaction costs of approximately $218,000, and was paid entirely in cash. The aggregate acquisition costs exceeded the estimated fair value of the net assets acquired. As a result, the Company has recorded goodwill of $9,097,000, none of which is deductible for tax purposes. The Company has recorded the fair values of FrogTrader’s internally developed software and certain customer information based on an assessment from an outside valuation company received during 2004. The allocation of the aggregate acquisition costs is as follows (in thousands):

Assets:
Cash	$5,971
Accounts receivable	85
Inventory	1,962
Other current assets	1,475
Property, plant and equipment	258
Internally developed software	1,200
Customer lists	700
Goodwill	9,097
Liabilities:
Current liabilities	(5,567)
Long-term liabilities	(6)

Total net assets acquired	$15,175

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
      The Company’s consolidated statements of operations include the Company’s Top-Flite business results of operations in the United States from September 15, 2003 forward and the Company’s Top-Flite business results of operations outside the United States from October 1, 2003 forward.
      The Top-Flite Acquisition was accounted for as a purchase in accordance with SFAS No. 141 “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets was $182,960,000, which includes cash paid of $154,145,000, transaction costs of approximately $6,331,000, and assumed liabilities of approximately $22,484,000. The estimated fair value of the net assets acquired exceeded the estimated aggregate acquisition costs. As a result, the Company was required to reduce the carrying value of

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the acquired long-term assets on a pro rata basis. The allocation of the aggregate acquisition costs is as follows (in thousands):

Assets Assumed:
Accounts receivable	$45,360
Inventory	32,746
Other assets	1,147
Property and equipment	55,775
Intangible assets (Note 6)	47,932
Liabilities Assumed:
Current liabilities	(17,398)
Long-term liabilities	(5,086)

Total net assets acquired	$160,476

Pro Forma Results of Operations
      The following sets forth the Company’s pro forma results of operations for the year ended December 31, 2003, as if the acquisition of the Top-Flite golf operations had taken place at the beginning of the period presented. No pro forma information has been included relating to the FrogTrader acquisition, as this acquisition was deemed insignificant (in thousands, except per share data)(1).

Year Ended
December 31,
2003

Net sales	$1,005,070
Net income	$33,471
Earnings per common share:
Basic	$0.51
Diluted	$0.50

(1)	Until September 15, 2003, the Top-Flite golf business was operated as a part of, and was integrated with, the other businesses of Spalding Sports Worldwide. The pro forma results of operations presented above therefore are based upon an estimated allocation of personnel and costs with regard to the manner in which the Top-Flite golf business was structured and operated as part of Spalding Sports Worldwide. The allocated personnel and costs are not necessarily indicative of the personnel and costs that would have been included had the Top-Flite business been operated as part of Callaway Golf Company since the beginning of the periods presented. As a result, the pro forma results of operations are not necessarily indicative of the results of operations had the acquisition been completed at the beginning of the period presented.
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

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Beginning in the second quarter of 2001, the Company began to compile data that illustrated the timing of warranty claims in relation to product life cycles. In the third quarter of 2002, the Company determined it had gathered sufficient data and concluded it should enhance its warranty accrual estimation methodology to utilize the additional data. The analysis of the data, in management’s judgment, provided management with more insight into timing of claims and demonstrated that some product failures are more likely to occur early in a product’s life cycle while other product failures occur in a more linear fashion over the product’s life cycle. As a result of its analysis of additional information, the Company believes it has gained better insight and improved judgment to more accurately project the ultimate failure rates of its products. As a result of this refinement in its methodology, the Company concluded that it should change its methodology of estimating warranty accruals and reduce its warranty reserve by approximately $17,000,000. The $17,000,000 reduction is recorded in cost of sales and favorably impacted gross profit as a percentage of net sales by two percentage points for the year ended December 31, 2002. The change in methodology has been accounted for as a change in accounting principle inseparable from a change in estimate.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Selected Financial Statement Information

	December 31,

	2004	2003

	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$112,523	$106,856
Allowance for doubtful accounts	(7,370)	(6,192)

	$105,153	$100,664

Inventories, net:
Raw materials	$73,558	$76,122
Work-in-process	6,768	9,129
Finished goods	114,505	118,744

	194,831	203,995
Reserve for excess and obsolescence	(13,601)	(18,606)

	$181,230	$185,389

Property, plant and equipment, net:
Land	$12,809	$12,805
Buildings and improvements	92,703	91,148
Machinery and equipment	128,462	129,270
Furniture, computers and equipment	93,390	90,571
Production molds	28,936	26,968
Construction-in-process	10,663	2,920

	366,963	353,682
Accumulated depreciation	(231,098)	(188,919)

	$135,865	$164,763

Accounts payable and accrued expenses:
Accounts payable	$16,658	$24,343
Accrued expenses	58,843	55,444

	$75,501	$79,787

Accrued employee compensation and benefits:
Accrued payroll and taxes	$10,411	$16,577
Accrued vacation and sick pay	8,581	8,126
Accrued commissions	1,223	841

	$20,215	$25,544

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Goodwill and Intangible Assets
      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

		December 31, 2004			December 31, 2003
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

		(In thousands)
Non-Amortizing:
Trade name, trademark and trade dress		$121,794	$—	$121,794	$120,605	$—	$120,605
Amortizing:
Patents	3-16	35,307	9,787	25,520	32,277	7,251	25,026
Other	1-9	3,080	1,226	1,854	4,386	382	4,004

Total intangible assets		$160,181	$11,013	$149,168	$157,268	$7,633	$149,635

      Aggregate amortization expense on intangible assets was approximately $3,380,000 for the year ended December 31, 2004. Amortization expense related to intangible assets at December 31, 2004 in each of the next five fiscal years and beyond is expected to be incurred as follows:

(In thousands)
2005	$3,042
2006	2,992
2007	2,988
2008	2,948
2009	2,768
Thereafter	12,636

$27,374

      In connection with the settlement of the Perfect Putter litigation, the Company, among other things, acquired certain patents and other intellectual property owned by Perfect Putter. As of December 31, 2004, the estimated value assigned to the acquired Perfect Putter intellectual property was $2,300,000. The final valuation of the acquired intellectual property is to be determined by an independent valuation company. It is anticipated that the final assessment will be completed during the first half of 2005 and will not differ materially from the preliminary value recorded.
      In accordance with SFAS No. 142, the Company has completed the annual impairment tests and fair value analysis for goodwill and other non-amortizing intangible assets, respectively, held throughout the year. There were no impairments or impairment indicators present and no loss was recorded during the year ended December 31, 2004. The value of the trade names and other intangible assets acquired in connection with the FrogTrader and Top-Flite acquisitions were determined through an independent valuation. Changes in goodwill during the year ended December 31, 2004 consisted of $9,097,000 of goodwill added in connection with the FrogTrader acquisition, as well as, $1,155,000 in foreign currency fluctuations. The $2,014,000 increase in goodwill during the year ended December 31, 2003, was due entirely to foreign currency fluctuations.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Financing Arrangements
      Effective November 5, 2004, the Company amended and restated its line of credit to provide for a new five year revolving line of credit from Bank of America, N.A. and certain other lenders (the “Line of Credit”), providing for revolving loans of up to $250,000,000 (with the possible expansion of the Line of Credit to $300,000,000 upon the satisfaction of certain conditions and the agreement of the lenders). Actual borrowing availability under the Line of Credit is effectively limited by the financial covenants set forth in the agreement governing the Line of Credit. At December 31, 2004, the maximum amount that could be borrowed under the Line of Credit was approximately $141,269,000 of which $13,000,000 was outstanding.
      Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 17.5 to 35.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters EBITDA (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case, plus a margin of 00.0 to 75.0 basis points or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 75.0 to 200.0 basis points. The Company has agreed that repayment of amounts under the Line of Credit will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by substantially all of the assets of the Company and such guarantor subsidiaries. The collateral (other than 65% of the stock of the Company’s foreign subsidiaries) could be released upon the satisfaction of certain financial conditions.
      The agreement governing the Line of Credit requires the Company to maintain certain financial covenants, including a maximum leverage ratio, a minimum asset coverage ratio, a maximum capitalization ratio, a minimum interest coverage ratio and a minimum consolidated EBITDA. The agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other restrictions. The agreement also contains other provisions, including affirmative covenants, representations and warranties and events of default. As of the December 31, 2004, the Company was in compliance with the covenants and other terms thereof.
      The total origination fees incurred in connection with the Line of Credit were $1,263,000 and are being amortized into interest expense over five years (the term of the Line of Credit agreement). The unamortized origination fees were $1,221,000 as of December 31, 2004 and have been included in prepaid and other current assets in the accompanying consolidated balance sheet.

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

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At December 31, 2004, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts were approximately $52,736,000, $91,222,000 and $134,782,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At December 31, 2004, current liabilities related to the fair value of foreign currency-related derivatives were $2,981,000. There were no current assets related to the fair values of foreign currency-related derivatives. At December 31, 2003, the fair values of foreign currency-related derivatives were recorded as current assets of $50,000 and current liabilities of $799,000.
      At December 31, 2004, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $0, $44,443,000 and $84,843,000, respectively. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized.
      During the years ended December 31, 2004 and 2003, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges. During the year ended December 30, 2002, gains of $171,000 were reclassified into earnings as a result of the discontinuance of cash flow hedges.
      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of interest and other income. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of interest and other income. During the years ended December 31, 2004, 2003 and 2002, the Company recorded net gains/losses of $103,000 loss, $38,000 gain and $376,000 gain, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.
      At December 31, 2004, 2003 and 2002, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $52,736,000, $46,779,000 and $49,939,000, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of interest and other income in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the years ended December 31, 2004, 2003 and 2002, the Company recorded net losses of $4,577,000, $6,838,000 and $8,148,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Earnings Per Common Share
      The schedule below summarizes the elements included in the calculation of basic and diluted earnings (loss) per common share for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,

	2004	2003	2002

	(In thousands,
	except per share data)
Net income (loss)	$(10,103)	$45,523	$69,446

Weighted-average shares outstanding:
Weighted-average shares outstanding — Basic	67,721	66,027	66,517
Dilutive securities	—	444	757

Weighted-average shares outstanding — Diluted	67,721	66,471	67,274

Earnings (loss) per common share:
Basic	$(0.15)	$0.69	$1.04
Diluted	$(0.15)	$0.68	$1.03
      Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported as their effect would be antidilutive. Thus, weighted-average shares outstanding — Diluted is the same as weighted-average shares outstanding — Basic in periods when a net loss is reported. For the years ended December 31, 2004, 2003 and 2002, options outstanding totaling 10,312,000 shares, 10,606,000 shares and 14,177,000 shares, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

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

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock
      In August 2001 and May 2002, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $100,000,000 and $50,000,000, respectively. The following schedule summarizes the Company’s repurchase programs:

	Year Ended December 31,

	2004		2003		2002

		Average		Average		Average
	Shares	Cost Per	Shares	Cost Per	Shares	Cost Per
	Repurchased	Share	Repurchased	Share	Repurchased	Share

	(In thousands, except per share data)
Authority Announced in August 2001	—	—	—	—	866	$17.86
Authority Announced in May 2002	353	$17.84	373	$12.77	1,967	$15.75

Total	353	$17.84	373	$12.77	2,833	$16.40

      The Company has completed its August 2001 repurchase program. As of December 31, 2004, the Company is authorized to repurchase up to $7,968,000 of its Common Stock under the repurchase program announced in May 2002. The Company’s repurchases of shares of Common Stock are recorded at average cost in Common Stock held in treasury and result in a reduction of shareholders’ equity.

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
      For financial reporting purposes, the GST is consolidated with the Company. The value of shares owned by the GST are accounted for as a reduction to shareholders’ equity until used in connection with the settlement of employee stock option exercises, employee stock plan purchases or other awards. Each period, the shares owned by the GST are valued at the closing market price, with corresponding changes in the GST balance reflected in additional paid-in capital. The issuance of shares by the GST is accounted for by reducing the GST and additional paid-in capital accounts proportionately as the shares are released. The GST does not impact the determination or amount of compensation expense for the benefit plans being settled. The

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GST shares do not have any impact on the Company’s earnings per share until they are used in connection with the settlement of employee stock option exercises, employee stock plan purchases or other awards.
      The following table presents shares released from the GST for the settlement of employee stock option exercises and employee stock plan purchases for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Employee stock option exercises	1,109	1,041	197
Employee stock plan purchases	417	385	439

Total shares released from the GST	1,526	1,426	636

Options
      The Company had the following two stock option plans under which shares were available for grant at December 31, 2004, the 2001 Non-Employee Directors Stock Option Plan (the “2001 Directors Plan”) and the 2004 Equity Incentive Plan (the “2004 Plan”).
      The 2004 Plan permits the granting of options or other equity-based awards to the Company’s officers, employees and consultants. Under the 2004 Plan, options may not be granted at option prices that are less than fair market value at the date of grant. The 2001 Directors Plan is a shareholder approved plan. It provides for automatic grants of stock options upon a non-employee Director’s initial appointment to the Company’s Board of Directors and annually on the anniversary of such appointment. All such grants are made at prices based on the market value of the stock at the date of grant.
      The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2004:

	Authorized	Available	Outstanding

	(In thousands)
1991 Stock Incentive Plan	10,000	—	142
Promotion, Marketing and Endorsement Stock Incentive Plan	3,560	—	673
1995 Employee Stock Incentive Plan	10,800	—	6,175
1996 Stock Option Plan	9,000	—	4,508
1998 Stock Incentive Plan	500	—	117
2001 Directors Plan	500	318	182
2004 Plan	8,000	4,734	636
Non-Employee Directors Stock Option Plan	840	—	136
Key Officer Plan	1,100	—	100

Total	44,300	5,052	12,669

      Under the Company’s stock option plans, outstanding options generally vest over periods ranging from zero to five years from the grant date and generally expire up to 12 years after the grant date.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes stock option transactions for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(in thousands, except per share data)
Outstanding at beginning of year	13,238	$19.04	14,936	$20.19	14,753	$20.57
Granted	2,875	$13.89	1,820	$12.73	2,458	$16.46
Exercised	(1,132)	$13.84	(1,174)	$11.71	(1,077)	$12.10
Canceled	(2,312)	$22.21	(2,344)	$25.18	(1,198)	$24.45

Outstanding at end of year	12,669	$18.41	13,238	$19.04	14,936	$20.19
Options exercisable at end of year	9,154	$19.57	9,922	$20.56	11,522	$21.11

Price range of outstanding options		$5.25 - $40.00		$5.25 - $40.00		$5.00 - $40.00

      The exercise price of all options granted during 2004, 2003 and 2002 was equal to the market value on the date of grant. The following table summarizes additional information about outstanding stock options at December 31, 2004:

		Remaining
Range of	Number	Contractual	Weighted-Average	Number	Weighted-Average
Exercise Price	Outstanding	Life-Years	Exercise Price	Exercisable	Exercise Price

(in thousands)			(in thousands)
$5.25 - $10	23	6.07	$8.87	13	$8.06
$10 - $15	3,724	5.61	$12.67	2,344	$13.03
$15 - $25	6,826	6.14	$17.75	4,701	$17.84
$25 - $40	2,096	0.43	$30.85	2,096	$30.85

$5.25 - $40	12,669	5.66	$18.41	9,154	$19.57

      During 2002, the Company, at its discretion, extended the expiration terms in severance arrangements and accelerated the vesting of 683,000 options, held by certain terminated employees and officers. At the time of the modifications, the exercise prices of the options were in excess of the then-current market price and accordingly these actions did not result in compensation expense for the Company.

Restricted Common Stock
      During 2004, the Company granted 1,052,500 shares of Restricted Common Stock with fair values ranging from $10.45 to $15.23 per share to certain employee and non-employee participants under the Company’s 2004 Equity Incentive Plan. The Company recorded $1,741,000 of compensation expense related to these shares of Restricted Common Stock during 2004.
      During 1998, the Company granted 130,000 shares of Restricted Common Stock with a fair value of $31 per share to 26 officers of the Company. Of these shares, 83,750 shares were canceled due to the service requirement not being met. The remaining 26,250 shares, vested on January 1, 2003. The net compensation expense of $814,000 related to the remaining shares was recognized ratably over the vesting period, based on the difference between the exercise price and market value of the stock on the measurement date. The Company’s Restricted common stock generally vest over periods ranging from one to five years.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
      On May 25, 2004 the Company’s shareholders approved the amendment and restatement of the Company’s 1999 Employee Stock Purchase Plan. The amended and restated plan was renamed the Callaway Golf Company Employee Stock Purchase Plan (the “ESPP” or the “Plan”) and authorized an additional 4,000,000 shares for issuance under the Plan. Additionally, the Plan was amended to shorten the look-back period from two years to one year. Under the amended and restated Plan participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value on the first day of a one year offering period or the last day of each six month exercise period. During 2004, 2003 and 2002, approximately 417,000, 385,000 and 439,000 shares, respectively, of the Company’s Common Stock were purchased under the Employee Stock Purchase Plan. As of December 31, 2004, there were 4,033,000 shares reserved for future issuance under the Plan.

Compensation Expense
      During 2004, 2003 and 2002, the Company recorded $1,741,000, $15,000 and $314,000, respectively, in compensation expense for Restricted Common Stock and certain options to purchase shares of Common Stock granted to employees, officers, professional endorsers and consultants of the Company. The valuation of options granted to non-employees is estimated using the Black-Scholes option-pricing model.
      Unearned compensation has been charged for the value of stock-based awards granted to both employees and non-employees on the measurement date based on the valuation methods described above. These amounts are amortized over the vesting period. The unamortized portion of unearned compensation is shown as a reduction of shareholders’ equity in the accompanying consolidated balance sheet.

Shareholders’ Rights Plan
      The Company has a plan to protect shareholders’ rights in the event of a proposed takeover of the Company. This plan is not intended to prevent transactions which provide full and fair value to shareholders. It is intended to discourage abusive takeover tactics and to provide time for the Company’s Board of Directors to review and evaluate what is in the best interests of shareholders. Under the plan, each share of the Company’s outstanding Common Stock carries one right to purchase one one-thousandth of a share of the Company’s Series “A” Junior Participating Preferred Stock (the “Right”). The Right entitles the holder, under certain circumstances, to purchase Common Stock of Callaway Golf Company or of the acquiring company at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company’s outstanding Common Stock. The Rights are redeemable by the Company at $0.01 per Right. The shareholder rights plan, and related rights, are scheduled to expire in June 2005.

Note 11.	Employee Benefit Plans
      The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to 25% of annual compensation, up to the maximum permitted under federal law, and the Company is obligated to contribute annually an amount equal to 100% of the participant’s contribution up to 6% of that participant’s annual compensation. Employees contributed $9,065,000, $6,216,000 and $6,502,000 to the 401(k) Plan in 2004, 2003 and 2002, respectively. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $6,608,000, $4,695,000 and $4,912,000 during 2004, 2003 and 2002, respectively. Additionally, the Company can make discretionary contributions based on the profitability of the Company. For the years ended

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004, 2003 and 2002, compensation expense for discretionary contributions was $0, $1,898,000 and $2,669,000, respectively.
      The Company also has an unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9,792,000 and $9,905,000 at December 31, 2004 and 2003, respectively. The liability for the deferred compensation is included in long-term liabilities and was $8,674,000 and $8,947,000 at December 31, 2004, and 2003, respectively. For the years ended December 31, 2004 and 2003, the total participant deferrals were $3,482,000 and $1,544,000, respectively.

Note 12.	Income Taxes
      The Company’s income (loss) before income tax provision was subject to taxes in the following jurisdictions for the following periods:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
United States	$(34,182)	$50,803	$101,897
Foreign	10,469	17,080	9,774

	$(23,713)	$67,883	$111,671

      The provision (benefit) for income taxes is as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Current tax provision:
Federal	$(24,700)	$21,452	$26,666
State	(270)	2,954	3,935
Foreign	5,160	7,215	3,811
Deferred tax expense (benefit):
Federal	10,147	(8,323)	5,944
State	(2,814)	120	1,367
Foreign	(1,133)	(1,058)	502

Income tax provision (benefit)	$(13,610)	$22,360	$42,225

      During 2004, 2003 and 2002, tax benefits related to stock option exercises were $2,161,000, $1,784,000 and $5,479,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Reserves and allowances	$16,414	$16,527
Depreciation and amortization	—	6,921
Compensation and benefits	6,765	7,474
Effect of inventory overhead adjustment	5,815	1,708
Compensatory stock options and rights	941	1,328
Revenue recognition	9,177	8,171
Long-lived asset impairment	635	625
Operating loss carryforward	3,305	—
Tax credit carryforwards	3,770	1,200
Energy derivative	8,230	8,108
Other	1,280	2,133

Total deferred tax assets	56,332	54,195
Valuation allowance for deferred tax assets	(4,706)	(3,540)

Deferred tax assets, net of valuation allowance	51,626	50,655

Deferred tax liabilities:
State taxes, net of federal income tax benefit	(3,374)	(1,659)
Prepaid expenses	(2,405)	—
Depreciation and amortization	(3,051)	—

Net deferred tax assets	$42,796	$48,996

      Of the total tax credit carryforwards of $3,770,000 at December 31, 2004, the Company had state investment tax credits of $2,450,000 which expire in 2012, foreign tax credit carryforwards of $800,000 which expire in 2009, and research and development credit carryforwards of $520,000 that generally do not expire. The deferred tax asset of $3,305,000 related to net operating loss carryforwards is set to expire in 2014 if unutilized.
      A valuation allowance has been established due to the uncertainty of realizing certain tax carryforwards, and a portion of other deferred tax assets. Of the $4,706,000 valuation allowance at December 31, 2004, $2,100,000 was related to certain Top-Flite deferred tax assets existing at the time of the acquisition. In the future, if we determine that the realization of these Top-Flite deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce goodwill instead of provision for taxes. Based on management’s assessment, it is more likely than not that the net deferred tax assets will be realized through future earnings.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income before income taxes to the income tax provision is as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Amounts computed at statutory U.S. tax rate	$(8,300)	$23,703	$39,085
State income taxes, net of U.S. tax benefit	(1,466)	2,509	4,213
State tax credits, net of U.S. tax benefit	(1,171)	(1,138)	(429)
Expenses with no tax benefit	706	876	1,089
Foreign sales corporation tax benefits	—	(4,277)	(1,060)
Change in deferred tax valuation allowance	1,166	1,086	(310)
Reversal of previously accrued income taxes	(4,382)	(3)	(6)
Other	(163)	(396)	(357)

Income tax provision	$(13,610)	$22,360	$42,225

      The Company’s U.S. and foreign tax returns are subject to routine compliance reviews by the various tax authorities. The Company accrues for tax contingencies based upon its best estimate of the taxes expected to be paid. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits or upon occurrence of other events. The tax contingency accrual is recorded as a component of the Company’s net income taxes payable/receivable balance.
      In 2004, the tax rate benefited from net favorable adjustments to previously estimated tax liabilities in the amount of $4,382,000. The most significant favorable adjustments relate to the resolution of state tax audits and various agreements reached with the Internal Revenue Service (IRS) on certain issues necessitating a reassessment of the Company’s tax exposures for all open tax years.
      In November 2004, the IRS completed its field examination of the Company’s 1998 through 2000 tax returns and assessed additional tax. The Company disagrees with certain of the proposed adjustments and is in the process of contesting them at the Appeals level of the IRS. There can be no assurance the Company will be successful on appeal and the Company could ultimately be required to pay the additional assessed tax. However, in the opinion of the Company’s management, the final disposition of these matters, and adjustments from other taxing authorities, will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.
      As of December 31, 2004 the Company did not provide for United States income taxes or foreign withholding taxes on a cumulative total of $43,200,000 of undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings. The Company is currently studying the impact of the one-time favorable foreign dividend provision enacted on October 22, 2004 as part of the American Jobs Creation Act of 2004, and may decide to repatriate earnings of some of its foreign subsidiaries. It is expected that this evaluation will be completed before June 30, 2005 and the effects of any decision cannot be reasonably estimated at this time.

Note 13.	Commitments and Contingencies

Legal Matters
      In conjunction with the Company’s program of enforcing its proprietary rights, the Company has initiated or may initiate actions against alleged infringers under the intellectual property laws of various countries, including, for example, the U.S. Lanham Act, the U.S. Patent Act and other pertinent laws. Defendants in

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these actions may, among other things, contest the validity and/or the enforceability of some of the Company’s patents and/or trademarks. Others may assert counterclaims against the Company. Historically, these matters individually and in the aggregate have not had a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company or some other material loss to the Company. One or more of these results could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace.
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
      In the fall of 1999 the Company adopted a unilateral sales policy called the “New Product Introduction Policy” (“NPIP”). The NPIP sets forth the terms on which the Company chooses to do business with its customers with respect to the introduction of new products. The NPIP has been the subject of several legal challenges. Currently pending cases, described below, include Lundsford v. Callaway Golf, Case No. 2001-24-IV, pending in Tennessee state court (“Lundsford I”); Foulston v. Callaway Golf, Case No. 02C3607, pending in Kansas state court; Murray v. Callaway Golf Sales Company, Case No. 3:04CV274-H, pending in the United States District Court for the Western District of North Carolina; and Lundsford v. Callaway Golf, Civil Action No. 3:04-cv-442, pending in the United States District Court for the Eastern District of Tennessee (“Lundsford II”). An adverse resolution of the NPIP cases could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.
      Lundsford I was filed on April 6, 2001, and seeks to assert a punitive class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products covered by the NPIP on or after March 30, 2000. Plaintiff asserts violations of Tennessee and Kansas antitrust and consumer protection laws and is seeking damages, restitution and punitive damages. The court has not made any determination that the case may proceed in the form of a class action. In light of the Lundsford II case subsequently filed in the United States District Court, described below, the parties have agreed to stay Lundsford I, and to dismiss it without prejudice once the federal court proceedings are underway.
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
      The complaint in Murray was filed on May 14, 2004, alleging that a retail golf business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products after the store violated the NPIP, and by the failure to permit plaintiff to sell Callaway Golf products on the internet. The proprietor seeks compensatory and punitive damages associated with the failure of his retail operation. Callaway Golf removed the case to the United States District Court for the Western District of North Carolina, and has answered the complaint denying liability. The parties are currently engaged in discovery, and a trial date in December 2005 has been set by the court.
      Lundsford II was filed on September 28, 2004 in the United States District Court for the Eastern District of Tennessee. The complaint in Lundsford II asserts that the NPIP constitutes an unlawful resale price agreement and an attempt to monopolize golf club sales prohibited by federal antitrust law. The complaint

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
also alleges a violation of the state antitrust laws of Tennessee, Kansas, South Carolina and Oklahoma. Lundsford II seeks to assert a nationwide class action consisting of all persons who purchased Callaway Golf clubs subject to the NPIP on or after March 30, 2000. Plaintiff seeks treble damages under the federal antitrust laws, compensatory damages under state law, and injunctive relief. The Lundsford II court has not made a determination that the case may proceed in the form of a class action. The parties are engaged in discovery and motion practice.
      On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a Maxfli (“Maxfli”), for infringement of a golf ball aerodynamics patent owned by the Company, U.S. Patent No. 6,213,898 (the “Aerodynamics Patent”). The Company later amended its complaint to add a claim that Maxfli engaged in false advertising by claiming that its A10 golf balls were the “longest ball on tour.” Maxfli answered the complaint denying patent infringement and false advertising, and also filed a counterclaim asserting that former Maxfli employees hired by the Company had disclosed confidential Maxfli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. In the counterclaim, Maxfli sought compensatory damages of $30.0 million; punitive damages equal to two times the compensatory damages; prejudgment interest; attorneys’ fees; a declaratory judgment; and injunctive relief. On November 12, 2003, pursuant to an agreement between the Company and Maxfli, the court dismissed the Company’s claim for infringement of the Aerodynamics Patent. On May 13, 2004, the Court granted the Company’s motion for summary judgment, eliminating a portion of Maxfli’s counterclaim and reducing Maxfli’s compensatory damages claim from approximately $30.0 million to $18.5 million. The case was tried to a jury beginning on August 2, 2004. On August 12, 2004, the jury returned a verdict of $2.2 million in favor of the Company based upon its finding that Maxfli willfully engaged in false advertising. The jury also rejected Maxfli’s counterclaim that the Company used any Maxfli trade secrets. Maxfli filed post-trial motions seeking to set aside the verdict and/or obtain a new trial. In post-trial motions, Callaway Golf is seeking attorneys’ fees and prejudgment interest on its successful false advertising claim, while Maxfli is seeking attorneys’ fees on the dismissal of the patent infringement claims filed by Callaway Golf. It is expected that if Maxfli is ultimately unsuccessful with its post-trial motions, it will appeal the verdict. If Maxfli is successful with its post-trial motions, or an appeal of the verdict, and Maxfli’s counterclaims are ultimately resolved in Maxfli’s favor, such matters could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.
      On December 2, 2002, Callaway Golf Company was served with a complaint filed in the Circuit Court of the 19th Judicial District in and for Martin County, Florida, Case No. 935CA, by the Perfect Putter Co. and its principals. Plaintiffs sued Callaway Golf Company, Callaway Golf Sales Company and a Callaway Golf Sales Company sales representative. Plaintiffs alleged that the Company misappropriated certain alleged trade secrets and proprietary information of the Perfect Putter Co. and incorporated those purported trade secrets in the Company’s Odyssey White Hot 2-Ball Putter. Plaintiffs also allege that the Company made false statements and acted inappropriately during discussions with plaintiffs. Plaintiffs sought compensatory damages, exemplary damages, attorneys’ fees and costs, pre- and post-judgment interest and injunctive relief. On December 20, 2002, the Company removed the case to the United States District Court for the Southern District of Florida, Case No. 02-14342. On April 29, 2003, the District Court denied plaintiffs’ motion to remand the case to state court. On January 7, 2005, the parties announced a resolution and dismissal of the litigation with Callaway Golf’s acquisition of putter patents from Perfect Putter. Other terms of the resolution are confidential.
      On December 14, 2004, Callaway Golf Sales Company was served with a complaint captioned York v. Callaway Golf Sales Company, filed in the Circuit Court for Dade County, Florida, Case No. 04-25625 CA 11, asserting a purported class action on behalf of all consumers who purchased allegedly defective HX Red golf balls with cracked covers. The complaint contains causes of action for strict liability, breach of implied and express warranties, and violation of the Magnuson-Moss Consumer Product Warranty Act.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plaintiff is seeking compensatory damages, attorneys’ fees and prejudgment interest according to the proof to be presented. On January 12, 2005, Callaway Golf removed the case to the United States District Court for the Southern District of Florida.
      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Except as discussed above with regard to the Maxfli litigation and the NPIP cases, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations, cash flows or financial position.

Supply of Electricity and Energy Contracts
      In 2001, the Company entered into an agreement with Pilot Power Group, Inc. (“Pilot Power”) as the Company’s energy service provider and in connection therewith entered into a long-term, fixed-priced, fixed-capacity, energy supply contract (“Enron Contract”) with Enron Energy Services, Inc. (“EESI”), a subsidiary of Enron Corporation, as part of a comprehensive strategy to ensure the uninterrupted supply of electricity while capping costs in the volatile California electricity market. The Enron Contract provided, subject to the other terms and conditions of the contract, for the Company to purchase nine megawatts of energy per hour from June 1, 2001 through May 31, 2006 (394,416 megawatts over the term of the contract). The total purchase price for such energy over the full contract term would have been approximately $43,484,000.
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
      Because the Enron Contract provided for the Company to purchase an amount of energy in excess of what it expected to be able to use in its operations, the Company accounted for the Enron Contract as a derivative instrument in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Enron Contract did not qualify for hedge accounting under SFAS No. 133. Therefore, the Company recognized changes in the estimated fair value of the Enron Contract currently in earnings. The estimated fair value of the Enron Contract was based upon a present value determination of the net differential between the contract price for electricity and the estimated future market prices for electricity as applied to the remaining amount of unpurchased electricity under the Enron Contract. Through September 30, 2001, the Company had recorded unrealized pre-tax losses of $19,922,000.
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

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of the Company’s notice of termination to EESI, and certain other automatic termination provisions under the Enron Contract, the Company believes that the Enron Contract has been terminated. As a result, the Company adjusted the estimated value of the Enron Contract through the date of termination, at which time the terminated Enron Contract ceased to represent a derivative instrument in accordance with SFAS No. 133. Because the Enron Contract is terminated and neither party to the contract is performing pursuant to the terms of the contract, the Company no longer records future valuation adjustments for changes in electricity rates. The Company continues to reflect on its balance sheet the derivative valuation account of $19,922,000, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”
      The Company believes the Enron Contract has been terminated, and as of March 1, 2005, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

Lease Commitments
      The Company leases certain warehouse, distribution and office facilities, vehicles as well as office equipment under operating leases and certain computer and telecommunication equipment under capital leases. Lease terms range from one to ten years expiring at various dates through July 2014, with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable operating leases as of December 31, 2004 are as follows:

(In thousands)
2005	$6,209
2006	4,464
2007	3,945
2008	1,397
2009	671
Thereafter	938

$17,624

      Future minimum lease payments have not been reduced by future minimum sublease rentals of $765,000 under an operating lease. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $6,391,000 $4,388,000 and $3,780,000, respectively.

Unconditional Purchase Obligations
      During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of December 31, 2004, the Company has entered into many of these contractual agreements with terms ranging from one to seven years. The minimum obligation that the Company is required to pay under these agreements is $121,524,000 over the next seven years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of December 31, 2004 are as follows:

(In thousands)
2005	38,357
2006	26,405
2007	20,045
2008	18,750
2009	15,750
Thereafter	2,217

$121,524

Other Contingent Contractual Obligations
      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during 2004 was not material to the Company’s financial position, results of operations or cash flows.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The table below contains information utilized by management to evaluate its operating segments.

	2004	2003	2002

	(In thousands)
Net sales
Golf Clubs	$703,227	$735,654	$727,196
Golf Balls	231,337	78,378	66,023

	$934,564	$814,032	$793,219

Income (loss) before tax
Golf Clubs(1)	$38,295	$167,996	$179,489
Golf Balls(2)	(8,911)	(52,687)	(25,576)
Reconciling items(3)	(53,097)	(47,426)	(42,242)

	$(23,713)	$67,883	$111,671

Identifiable assets(4)
Golf Clubs	$388,801	$307,462	$311,823
Golf Balls	107,476	190,172	103,152
Reconciling items(4)	239,460	250,932	264,870

	$735,737	$748,566	$679,845

Goodwill
Golf Clubs	$30,468	$20,216	$18,202
Golf Balls	—	—	—

	$30,468	$20,216	$18,202

Depreciation and amortization
Golf Clubs	$38,492	$30,818	$30,628
Golf Balls	12,662	13,678	7,012

	$51,154	$44,496	$37,640

(1)	For 2002, the Company’s income before tax includes the effect of the change in accounting estimate for the Company’s warranty accrual. During the third quarter of 2002, the Company reduced its warranty reserve by approximately $17,000,000 (Note 4).

(2)	The Company’s income (loss) before tax includes the recognition of certain integration charges related to the consolidation of its Callaway Golf and Top-Flite golf ball and golf club manufacturing and research and development operations. The Golf Clubs segment’s income before tax balance included $1,987,000 and $0 of integration charges in 2004 and 2003, respectively. The Golf Ball segment’s loss before income tax balance included $14,157,000 and $24,080,000 of integration charges in 2004 and 2003, respectively.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

(4)	Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments.
      The Company’s net sales by product category are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Net sales
Drivers and Fairway Woods	$238,555	$252,420	$309,972
Irons*	259,058	280,758	252,116
Putters	100,482	142,814	111,523
Golf Balls	231,337	78,378	66,023
Accessories and Other*	105,132	59,662	53,585

	$934,564	$814,032	$793,219

*	Beginning with the year ended December 31, 2004, the Company includes wedge sales within the iron sales product category. Previously, wedge sales were included as a component of the accessories and other category. Prior periods have been reclassified to conform with the current period presentation.
      The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

		Long-Lived
	Sales	Assets

	(In thousands)
2004
United States	$546,219	$286,089
Europe	169,519	10,481
Japan	70,536	3,176
Rest of Asia	51,662	4,412
Other foreign countries	96,628	11,343

	$934,564	$315,501

2003
United States	$449,424	$305,176
Europe	145,148	16,995
Japan	101,259	3,590
Rest of Asia	58,327	846
Other foreign countries	59,874	8,007

	$814,032	$334,614

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Long-Lived
	Sales	Assets

	(In thousands)
2002
United States*	$439,847	$263,706
Europe	136,941	16,477
Japan	102,624	3,791
Rest of Asia	58,040	1,000
Other foreign countries	55,767	3,683

	$793,219	$288,657

*	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales. Previously, royalty revenue was recorded as a component of other income and prior periods have been reclassified to conform with the current period presentation.
Note 15.     Licensing Arrangements
      The Company from time to time licenses its trademarks and service marks to third parties for use on products such as golf apparel, golf shoes, watches, luggage and other golf related products, such as headwear, travel bags, golf towels and golf umbrellas. The Company has a current licensing arrangement with Ashworth, Inc. for a complete line of Callaway Golf men’s and women’s apparel for distribution in the United States, Canada, Europe, Australia, New Zealand and South Africa. The first full year in which the Company received royalty revenue under these licensing arrangements was 2003. The Company also has a current licensing arrangement with Sanei International Co., Ltd. (“Sanei”) for a complete line of Callaway Golf men’s and women’s apparel for distribution in Asian Pacific markets including Japan, Korea, Hong Kong, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam, Philippines, Brunei, Myanmar and China.
      In addition to apparel, the Company has also entered into licensing arrangements with (i) Tour Golf Group, Inc. for a Callaway Golf footwear collection, (ii) Fossil, Inc. for a line of Callaway Golf watches and clocks and (iii) TRG Accessories, LLC for a collection consisting of luggage, personal leather products and skin protection products. The Company assumed certain license agreements Top-Flite had previously entered into with third parties to license the use of its Top-Flite, Ben Hogan and Strata brands on apparel, souvenirs and gifts. In 2004, the Company entered into licensing arrangements with Global Wireless Entertainment, Inc. for the creation of golf-related software and applications for wireless handheld devices and platforms.

Note 16.	Transactions with Related Parties
      The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving for the Company and makes grants to carefully selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. In 2004, 2003 and 2002, the Company recognized charitable contribution expense of $920,000, $939,000 and $1,165,000, respectively, as a result of its unconditional promise to contribute such amounts to the Foundation.
      In connection with the terms of the Company’s former chief executive officer’s separation from the Company, the Company purchased his primary residence at a cost of $1,715,000. The purchase price was determined based upon two independent appraisals. As of March 2005, the Company was marketing the home and accounted for the home as a long-lived asset held for sale classified as other assets.
      In the latter part of 2003, the Company requested on short notice that one of its executive officers relocate to Chicopee, Massachusetts to be the President and Chief Operating Officer of the newly acquired Top-Flite business. In order to assist this officer with his relocation across country on such short notice (and because under the Sarbanes-Oxley Act of 2002 the Company is prohibited from making a loan to him), the

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company purchased his residence in California at a cost of $2,000,000. The purchase price was determined based upon two independent appraisals. As of December 31, 2003, the Company was marketing the home and accounted for the home as a long-lived asset held for sale classified as other assets. In 2004, this residence was sold and the Company recorded a net loss of $27,000.

Note 17.	Summarized Quarterly Data (Unaudited)

	Fiscal Year 2004 Quarters

	1st	2nd(2)	3rd	4th	Total(3)

	(In thousands, except per share data)
Net sales	$363,786	$297,908	$128,457	$144,413	$934,564
Gross profit	$166,191	$127,836	$26,071	$38,724	$358,822
Net income (loss)	$40,545	$13,715	$(35,895)	$(28,468)	$(10,103)
Earnings (loss) per common share(1)
Basic	$0.60	$0.20	$(0.53)	$(0.42)	$(0.15)
Diluted	$0.59	$0.20	$(0.53)	$(0.42)	$(0.15)

	Fiscal Year 2003 Quarters

	1st	2nd	3rd	4th	Total(4)

Net sales	$271,719	$242,077	$153,634	$146,602	$814,032
Gross profit	$137,837	$126,494	$70,220	$34,064	$368,615
Net income (loss)	$42,477	$34,143	$2,334	$(33,431)	$45,523
Earnings (loss) per common share(1)
Basic	$0.65	$0.52	$0.04	$(0.50)	$0.69
Diluted	$0.64	$0.52	$0.03	$(0.50)	$0.68

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

(2)	On May 28, 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader, Inc. Thus, the Company’s financial data includes the FrogTrader, Inc. results of operations from May 28, 2004.

(3)	During 2004, the Company’s gross profit, net income and earnings per common share include the recognition of certain integration charges related to the consolidation of its Callaway Golf and Top-Flite golf ball and golf club manufacturing and research and development operations. These charges reduced the Company’s gross profit, net income and earnings per common share by approximately $15,689,000, $17,470,000 and $0.26, respectively, for the year ended December 31, 2004 (see Note 3).

(4)	On September 15, 2003 the Company completed the domestic portion of the Top-Flite Acquisition. The settlement of the international assets was effective October 1, 2003. Thus, the Company’s consolidated statement of operations include The Top-Flite Golf Company results of operations in the United States beginning September 15, 2003 forward and the international operations beginning October 1, 2003 forward. Additionally, the Company’s 2003 gross profit, net income and earnings per common share include the recognition of integration charges related to the consolidation of its Callaway Golf and Top-Flite golf ball and golf club operations. These charges reduced the Company’s gross profit, net income and earnings per common share by approximately $24,080,000, $16,147,000 and $0.24, respectively, for the year ended December 31, 2003 (Note 3).

SCHEDULE II
CALLAWAY GOLF COMPANY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002

			Valuation
	Allowance	Reserve	Allowance
	for	for	For
	Doubtful	Obsolete	Deferred
Date	Accounts	Inventory	Tax Assets

	(Dollars in thousands)
Balance, December 31, 2001	$5,157	$7,136	$2,764
Provision	1,124	12,871	—
Write-off, disposals, costs and other, net	(807)	(3,246)	(310)

Balance, December 31, 2002	5,474	16,761	2,454
Provision	2,047	7,629	1,189
Write-off, disposals, costs and other, net	(1,329)	(5,784)	(103)

Balance, December 31, 2003	6,192	18,606	3,540
Provision	1,291	3,900	1,312
Write-off, disposals, costs and other, net	(113)	(8,905)	(146)

Balance, December 31, 2004	$7,370	$13,601	$4,706

S-1

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

10.1	3	First Amendment to First Amended Officer Employment Agreement, effective as of October 6, 2003, between the Company and John F. Melican.
10.1	4	First Amended Officer Employment Agreement, effective as of March 1, 2003, between the Company and John F. Melican.
10.2	3	Callaway Golf Company Executive Deferred Compensation Plan, as amended and restated, effective May 6, 2002.
10.2	4	Trust Agreement for the Callaway Golf Company Executive Deferred Compensation Plan, entered into as of May 6, 2002, between the Company and U.S. Trust Company, N.A.
10.2	5	Form of Notice of Grant of Stock Option and Option Agreement for Non-Employee Directors.
10.2	8	Form of Notice of Grant of Stock Option and Option Agreement for Officers.
10.3	4	Indemnification Agreement, dated April 7, 2004, between the Company and Anthony S. Thornley.
10.5	0	Amendment No. 2 to Trust Agreement, effective as of October 21, 2004, by the Company with the consent of Arrowhead Trust Incorporated.
21.1		List of Subsidiaries.
23.1		Consent of Deloitte & Touche LLP.
24.1		Form of Power of Attorney.
31.1		Certification of William C. Baker pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of William C. Baker and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.