Form 10-Q
period 2005-03-31
CALLAWAY GOLF CO /CA
filed 2005-05-10
CIK 837465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
Commission file number 1-10962
Callaway Golf Company
(Exact name of registrant as specified in its charter)

Delaware	95-3797580
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2180 Rutherford Road, Carlsbad, CA 92008
(760) 931-1771
(Address, including zip code, and telephone number, including area code, of principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 30, 2005 was 76,290,527.

      Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows, as well as estimated charges to earnings, projected capital expenditures, amortization expenses and contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Callaway Golf Company” contained in this report, as well as the Company’s other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.
      Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Passion For Excellence — Apex — Apex Edge — Apex Tour — Baby Ben — Ben Hogan — BH — BH-5 — Big Ben — Big Bertha — C design — C455 — CB1 — CS-3 — CTU 30 — Callaway — Callaway Golf — Callaway Hickory Stick — Carnoustie — Chevron Device — Complete — Dawn Patrol — Daytripper — Demonstrably Superior and Pleasingly Different — Deuce — DFX — Distance Yourself — Divine Nine — Dual Force — Dual Zone — Edge CFT — Ely Would  — ERC — Ever Grip — Explosive Distance.Amazing Soft Feel — Flying Lady — FTX — Fusion — Game Enjoyment System — Gems — GES — Ginty — Great Big Bertha — Hawk Eye — Heavenwood — Hogan — HX — I-Trax — Legacy — Legend — Little Ben — Little Bertha — Long & Soft — Molitor — Number One Putter in Golf — Odyssey — Pure Distance — RCH — Riviera — Rossie — Rule 35 — S2H2 — STS — SenSert — Speed Slot  — Steelhead — Strata — Stronomic — Sure-Out — Switch...Lower Your Scores — T design — The Hawk — The Longest Balls — The Most Played Name in Golf  — TL Distance — TL Tour — Top-Flite — Top-Flite Infinity — Top-Flite Tour — Top-Flite XL — Tour Ace — Tour Blue — Tour Deep — Tour Premier — Tour Professional — Tour Straight — Tour Ultimate — Trade In! Trade Up! — TriForce — TriHot — Trilateral — Tru Bore — Tunite — VFT — Warbird — Where They Don’t Play Golf, They Don’t Play Top-Flite — White Hot — White Steel — World’s Friendliest  — X-12 — X-14 — X-16 — X-18 — XL 3000 — X-SPANN — X-Tour — XWT

CALLAWAY GOLF COMPANY

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$27,869	$31,657
Accounts receivable, net	227,789	105,153
Inventories, net	172,492	181,230
Deferred taxes	41,383	32,959
Income taxes receivable	—	28,697
Other current assets	13,982	14,036

Total current assets	483,515	393,732
Property, plant and equipment, net	134,274	135,865
Intangible assets, net	148,404	149,168
Goodwill	30,059	30,468
Deferred taxes	7,520	9,837
Other assets	18,241	16,667

	$822,013	$735,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$93,658	$75,501
Accrued employee compensation and benefits	22,549	20,215
Accrued warranty expense	12,902	12,043
Line of credit	59,500	13,000
Capital leases, current portion	28	39
Income taxes payable	5,232	—

Total current liabilities	193,869	120,798
Long-term liabilities:
Deferred compensation	7,437	8,674
Energy derivative valuation account	19,922	19,922
Capital leases, net of current portion	21	26
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 84,788,194 and 84,785,694 issued at March 31, 2005 and December 31, 2004, respectively	848	848
Additional paid-in capital	381,811	387,950
Unearned compensation	(10,383)	(12,562)
Retained earnings	450,776	437,269
Accumulated other comprehensive income	8,448	11,081
Less: Grantor Stock Trust held at market value, 6,980,629 shares and 7,176,678 shares at March 31, 2005 and December 31, 2004, respectively	(89,352)	(96,885)

	742,148	727,701
Less: Common Stock held in treasury, at cost, 8,497,667 shares at March 31, 2005 and December 31, 2004	(141,384)	(141,384)

Total shareholders’ equity	600,764	586,317

	$822,013	$735,737

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2005		2004

Net sales	$299,857	100%	$363,786	100%
Cost of sales	167,251	56%	197,595	54%

Gross profit	132,606	44%	166,191	46%
Operating expenses:
Selling expenses	75,745	25%	71,195	20%
General and administrative expenses	19,085	6%	22,861	6%
Research and development expenses	6,240	2%	8,109	2%

Total operating expenses	101,070	34%	102,165	28%

Income from operations	31,536	11%	64,026	18%
Other income (expense), net	(1,181)		271

Income before income taxes	30,355	10%	64,297	18%
Provision for income taxes	11,995		23,752

Net income	$18,360	6%	$40,545	11%

Earnings per common share:
Basic	$0.27		$0.60
Diluted	$0.27		$0.59
Weighted-average shares outstanding:
Basic	68,181		67,285
Diluted	68,624		68,365
Dividends declared per share	$0.07		$0.07
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2005	2004

Cash flows from operating activities:
Net income	$18,360	$40,545
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,186	13,812
Loss (gain) on disposal of long-lived assets	210	(106)
Tax benefit from exercise of stock options	41	996
Non-cash compensation	1,479	2
Net non-cash foreign currency hedging losses	—	1,764
Deferred taxes	(589)	754
Changes in assets and liabilities:
Accounts receivable, net	(123,196)	(194,969)
Inventories, net	7,616	17,410
Other assets	(1,319)	1,525
Accounts payable and accrued expenses	14,348	14,334
Accrued employee compensation and benefits	2,589	1,223
Accrued warranty expense	859	1,264
Income taxes payable	27,273	17,099
Deferred compensation	(1,237)	(429)

Net cash used in operating activities	(41,380)	(84,776)

Cash flows from investing activities:
Capital expenditures	(10,198)	(2,622)
Proceeds from sale of capital assets	3	271

Net cash used in investing activities	(10,195)	(2,351)

Cash flows from financing activities:
Proceeds from financing arrangements	102,000	106,487
Payments on financing arrangements	(55,500)	(53,900)
Issuance of Common Stock	2,053	8,874

Net cash provided by financing activities	48,553	61,461

Effect of exchange rate changes on cash and cash equivalents	(766)	(741)

Net decrease in cash and cash equivalents	(3,788)	(26,407)
Cash and cash equivalents at beginning of period	31,657	47,340

Cash and cash equivalents at end of period	$27,869	$20,933

Non-cash financing activities:
Dividends payable	$4,853	$4,728
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

						Accumulated
	Common Stock		Additional			Other	Grantor	Treasury Stock
			Paid-in	Unearned	Retained	Comprehensive	Stock
	Shares	Amount	Capital	Compensation	Earnings	Income	Trust	Shares	Amount	Total

Balance, December 31, 2004	84,786	$848	$387,950	$(12,562)	$437,269	$11,081	$(96,885)	(8,498)	$(141,384)	$586,317

Exercise of stock options	2	—	(8)		—	—	257	—	—	249
Tax benefit from exercise of stock options	—	—	41	—	—	—	—	—	—	41
Compensatory stock and stock options	—	—	(700)	2,179	—	—	—	—	—	1,479
Employee stock purchase plan	—	—	(584)	—	—	—	2,388	—	—	1,804
Cash dividends	—	—	—	—	(4,853)	—	—	—	—	(4,853)
Adjustment of Grantor Stock Trust shares to market value	—	—	(4,888)	—	—	—	4,888	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	(1,572)	—	—	—	(1,572)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	(1,061)	—	—	—	(1,061)
Net income	—	—	—	—	18,360	—	—	—	—	18,360

Balance, March 31, 2005	84,788	$848	$381,811	$(10,383)	$450,776	$8,448	$(89,352)	(8,498)	$(141,384)	$600,764

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.
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

2.	Stock-Based Employee Compensation
      The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company accounts for its stock-based non-employee compensation plans using SFAS No. 123, “Accounting for Stock-Based Compensation.” All employee stock-option awards granted during the period were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income for those awards. For the three months ended March 31, 2005, the Company recorded compensation expense of $1,479,000 as a result of restricted stock awards granted in 2004 to employees and professional endorsers of the Company. No compensation expense was recorded for stock-based awards during the three months ended March 31, 2004. The following table illustrates the effect on net income and earnings per share, as if the Company had applied the fair value-based recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in measuring stock-based employee compensation expense:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share data)
Net income, as reported	$18,360	$40,545
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	39	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,246)	(2,280)

Pro forma net income	$17,153	$38,265

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share data)
Earnings per common share:
Basic — as reported	$0.27	$0.60
Basic — pro forma	$0.25	$0.57
Diluted — as reported	$0.27	$0.59
Diluted — pro forma	$0.25	$0.56
      The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,

	2005	2004

Dividend yield	2.1%	1.7%
Expected volatility	42.3%	44.7%
Risk free interest rate	2.90%	2.45%
Expected lives	3.6 years	3.7 years
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

3.	Inventories
      Inventories are summarized below (in thousands):

	March 31,	December 31,
	2005	2004

Raw materials	$72,405	$73,558
Work-in-process	18,032	6,768
Finished goods	95,312	114,505

	185,749	194,831
Reserve for excess and obsolescence	(13,257)	(13,601)

Total inventories, net	$172,492	$181,230

4.	Goodwill and Intangible Assets
      The Company accounts for its goodwill and other intangible assets using SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company’s goodwill and certain intangible assets are not

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
amortized throughout the period, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class (in thousands):

		March 31, 2005			December 31, 2004
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

Non-amortizing:
Trade name, trademark and trade dress		$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	3-16	34,046	9,201	24,845	35,307	9,787	25,520
Other	1-9	2,335	570	1,765	3,080	1,226	1,854

Total intangible assets		$158,175	$9,771	$148,404	$160,181	$11,013	$149,168

Remainder of 2005	$2,072
2006	2,980
2007	2,991
2008	2,956
2009	2,766
2010	2,687
Thereafter	10,158

$26,610

      Changes in goodwill during the three months ended March 31, 2005 were due to foreign currency fluctuations.

5.	Financing Arrangements
      The Company’s credit facility, which is scheduled to expire on November 5, 2009, provides for a revolving line of credit from Bank of America, N.A. and certain other lenders (“the Line of Credit”). The Line of Credit provides for revolving loans of up to $250,000,000 (with the possible expansion of the Line of Credit to $300,000,000 upon the satisfaction of certain conditions and the agreement of the lenders). Actual borrowing availability under the Line of Credit is effectively limited by the financial covenants set forth in the agreement governing the Line of Credit. At March 31, 2005, the maximum amount that could be borrowed under the Line of Credit was approximately $141,300,000 and of that amount, the Company had $59,500,000 outstanding and Letters of Credit issued of $1,700,000.
      Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee equal to 17.5 to 35.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s Consolidated Leverage Ratio and trailing four quarters earnings before income taxes, depreciation and amortization (“EBITDA”) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters EBITDA, at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case, plus a margin of 00.0 to 75.0 basis points or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 75.0 to 200.0 basis points. The Company has agreed that repayment of amounts under the Line of Credit will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by substantially all of the assets of the Company and guarantor subsidiaries. The collateral

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(other than 65% of the stock of the Company’s foreign subsidiaries) could be released upon the satisfaction of certain financial conditions.
      The agreement governing the Line of Credit requires the Company to maintain certain financial covenants, including a maximum leverage ratio, a minimum asset coverage ratio, a maximum capitalization ratio, a minimum interest coverage ratio and a minimum consolidated EBITDA. The agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other restrictions. Additionally, the agreement contains other provisions, including affirmative covenants, representations and warranties and events of default. As of March 31, 2005, the Line of Credit was amended to provide that the covenant to maintain a minimum consolidated interest coverage ratio did not apply to the first quarter of 2005. As of March 31, 2005, the Company was in compliance with the covenants and the terms of the Line of Credit agreement.
      The total origination fees incurred in connection with the Line of Credit were $1,263,000 and are being amortized into interest expense over five years (the term of the Line of Credit agreement). The unamortized origination fees were $1,158,000 as of March 31, 2005 and have been included in other assets in the accompanying consolidated balance sheet.

6.	Product Warranty
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

	Three Months Ended
	March 31,

	2005	2004

Beginning balance	$12,043	$12,627
Provision	2,933	4,132
Claims paid/costs incurred	(2,074)	(2,868)

Ending balance	$12,902	$13,891

7.	Earnings Per Share
      A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three months ended March 31, 2005 and 2004 is presented below (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Weighted-average shares outstanding:
Weighted-average shares outstanding — Basic	68,181	67,285
Dilutive securities	443	1,080

Weighted-average shares outstanding — Diluted	68,624	68,365

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended March 31, 2005 and 2004, options outstanding totaling 10,382,000 and 4,711,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

8.	Income Taxes
      The Company has studied the impact of the one-time favorable foreign dividend provision enacted on October 22, 2004 as part of the American Jobs Creation Act of 2004, and has no plans at this time to repatriate earnings of its foreign subsidiaries pursuant to the one-time dividend provision provided by the act.

9.	Commitments and Contingencies

Tax Matters
      The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company therefore accrues an amount for its estimate of additional tax liability the Company could incur as a result of the ultimate resolution of disagreements with the various taxing authorities. The Company believes that the tax contingency accrual is adequate to cover any such additional tax liability. The tax contingency accrual is recorded as a component of the Company’s net income taxes payable/receivable balance, which the Company reviews and updates over time as more definitive information becomes available from taxing authorities, completion of tax audits or upon occurrence of other events.

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
      Lundsford I was filed on April 6, 2001, and seeks to assert a putative class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products covered by the NPIP on or after March 30, 2000. Plaintiff asserts violations of Tennessee and Kansas antitrust and consumer protection laws and is seeking damages, restitution and punitive damages. The court has not made any determination that the case may proceed in the form of a class action. In light of the subsequently filed Lundsford II case, the parties agreed to stay Lundsford I and to dismiss it without prejudice once the federal court proceedings in Lundsford II are underway. Subsequent to this agreement, plaintiff moved to reactivate Lundsford I and that motion is currently pending.
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
      Lundsford II was filed on September 28, 2004 and the complaint asserts that the NPIP constitutes an unlawful resale price agreement and an attempt to monopolize golf club sales prohibited by federal antitrust law. The complaint also alleges a violation of the state antitrust laws of Tennessee, Kansas, South Carolina and Oklahoma. Lundsford II seeks to assert a nationwide class action consisting of all persons who purchased Callaway Golf clubs subject to the NPIP on or after March 30, 2000. Plaintiff seeks treble damages under the federal antitrust laws, compensatory damages under state law, and an injunction. The Lundsford II court has not made a determination that the case may proceed in the form of a class action. The parties are engaged in discovery and motion practice.
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
      On December 14, 2004, Callaway Golf Sales Company was served with a complaint captioned York v. Callaway Golf Sales Company, filed in the Circuit Court for Dade County, Florida, Case No. 04-25625 CA 11, asserting a purported class action on behalf of all consumers who purchased allegedly defective HX Red golf balls with cracked covers. The complaint contains causes of action for strict liability, breach of implied and express warranties, and violation of the Magnuson-Moss Consumer Product Warranty Act. On January 12, 2005, Callaway Golf removed the case to the United States District Court for the Southern District of Florida. Plaintiff subsequently dismissed his federal claim, and two of his state court claims, and the case was remanded to the Circuit Court for Dade County, Florida.
      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Except as discussed above with regard to the Maxfli litigation and the cases challenging the NPIP, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations, cash flows or financial position.

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
      Because the Enron Contract provided for the Company to purchase an amount of energy in excess of what it expected to be able to use in its operations, the Company accounted for the Enron Contract as a derivative instrument in accordance with SFAS No. 133. “Accounting for Derivative Instruments and Hedging Activities.” The Enron Contract did not qualify for hedge accounting under SFAS No. 133. Therefore, the Company recognized changes in the estimated fair value of the Enron Contract currently in earnings. The estimated fair value of the Enron Contract was based upon present value determination of the net differential between the contract price for electricity an the estimated future market prices for electricity as applied to the remaining amount of unpurchased electricity under the Enron Contract. Through September 30, 2001, the Company had recorded unrealized pre-tax losses of $19,922,000.
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
      As a result of the Company’s notice of termination to EESI, and certain other automatic termination provisions under the Enron Contract, the Company believes that the Enron Contract has been terminated. As a result, the Company adjusted the estimated value of the Enron Contract through the date of termination, at which time the terminated Enron Contract ceased to represent a derivative instrument in accordance with SFAS No. 133. Because the Enron Contract is terminated and neither party to the contract is performing pursuant to the terms of the contract, the Company no longer records valuation adjustments for changes in electricity rates. The Company continues to reflect on its balance sheet the derivative valuation account of $19,922,000, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”
      The Company believes the Enron Contract has been terminated, and as of March 31, 2005, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

Unconditional Purchase Obligations
      During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
performance criteria are not achieved, and severance arrangements. As of March 31, 2005, the Company has entered into many of these contractual agreements with terms ranging from one to seven years. The minimum obligation that the Company is required to pay under these agreements is $120,955,000 over the next seven years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of March 31, 2005 are as follows:

(In thousands)
2005	31,599
2006	32,016
2007	22,840
2008	15,900
2009	15,900
Thereafter	2,700

$120,955

Other Contingent Contractual Obligations
      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2005 was not material to the Company’s financial position, results of operations or cash flows.

Employment Contracts
      The Company has entered into employment contracts with each of the Company’s officers. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide for

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
certain protections in the event of such a change in control. These protections include the extension of employment contracts and the payment of certain severance benefits, including salary continuation, upon the termination of employment following a change in control. The Company is also obligated in most, but not all cases, to reimburse such officers for the amount of any excise taxes associated with such benefits.

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
      The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended
	March 31,

	2005	2004

Net sales
Golf clubs	$240,824	$291,690
Golf balls	59,033	72,096

	$299,857	$363,786

Income before income taxes(1)
Golf clubs	$40,379	$78,843
Golf balls(2)	1,726	(1,647)
Reconciling items(3)	(11,750)	(12,899)

	$30,355	$64,297

Additions to long-lived assets
Golf clubs	$3,889	$1,929
Golf balls	6,309	693

	$10,198	$2,622

(1)	Certain prior year amounts have been restated to conform to the current year presentation.

(2)	The Company’s 2005 and 2004 income before income taxes includes the recognition of integration charges in the amounts of approximately $3,003,000 and $3,536,000, respectively, related to the integration of the Callaway Golf and Top-Flite operations.

(3)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

11.	Derivatives and Hedging
      The Company uses derivative financial instruments to manage its exposure to foreign exchange rates. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

Foreign Currency Exchange Contracts
      The Company from time to time enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated intercompany sales of inventory denominated in foreign currencies, payments due on intercompany transactions from certain wholly-owned foreign subsidiaries, and anticipated sales by the Company’s wholly-owned European subsidiary for certain Euro-denominated transactions. Hedged transactions are denominated primarily in British Pounds, Euros, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements which may include derivatives that do not meet the criteria for hedge accounting. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within twelve months from their inception. For the three months ended March 31, 2005 the Company did not enter into any hedge contracts.
      At March 31, 2005 and 2004, the notional amounts of the Company’s foreign exchange contracts were approximately $70,310,000 and $101,640,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. At March 31, 2005, the fair values of foreign currency-related derivatives were recorded as current assets of $372,000 and current liabilities of $1,044,000.
      As of March 31, 2005, there were no foreign exchange contracts designated as cash flow hedges. As of March 31, 2004, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $23,674,000. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized.
      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense). For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense). During the three months ended March 31, 2004, the Company recorded net losses of $26,000 as a result of changes in the spot-forward differential. No gain or loss was recorded for the three months ended March 31, 2005. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.
      At March 31, 2005 and 2004, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $70,310,000 and $77,966,000, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
component of other income (expense) in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended March 31, 2005 and 2004, the Company recorded a net gain of $735,000 and a net loss of $511,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

12.	Comprehensive Income
      Comprehensive income is defined as all changes in a company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Net income	$18,360	$40,545
Other comprehensive income:
Foreign currency translation	(1,572)	526
Net unrealized gain on cash flow hedges, net of tax	(1,061)	2,919

Comprehensive income	$15,727	$43,990

13.	Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. SFAS No. 123R will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS No. 123R, management expects adoption to have a material impact on its results of operations in amounts that are currently undeterminable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors” on the inside cover of this report.
Overview
      The Company’s first quarter sales generally represent the initial sell-in to the golf retail channel for the new golf season, including sales of some new products for the then current year. During the first quarter of 2005, however, the Company launched fewer new products than during the first quarter of 2004 as a result of management’s plans to stagger new product launches during 2005. In addition, during the first quarter of 2005, management adopted a more conservative approach to retail inventory as compared to the first quarter of 2004, which ultimately resulted in the discounting of products during 2004 in order to stimulate retail sales. Investors should consider these factors in comparing the Company’s first quarter 2005 results to the Company’s record first quarter 2004 results.
      The initial data the Company has received thus far concerning retail sales of its products during the first quarter of 2005 suggests that demand for its products overall has been encouraging, but investors should understand that this data is based upon limited pre-season sales and may not be indicative of future sales. One of the Company’s primary challenges for the second quarter of 2005 will be whether the Company can (at reasonable costs) source sufficient components and increase production of its products to capture the anticipated demand and to be able to forecast such demand accurately so as not to have excess inventory.
Results of Operations

Three-Month Periods Ended March 31, 2005 and 2004
      Net sales decreased $63.9 million (18%) to $299.9 million for the three months ended March 31, 2005 as compared to $363.8 million for the comparable period in the prior year. The overall decrease in net sales was primarily due to a $58.3 million (47%) decrease in sales of woods, combined with a $13.1 million (18%) decrease in sales of golf balls and a $5.5 million (15%) decrease in sales of putters. These decreases were offset by an increase of $11.5 million (12%) in sales of irons, as well as an increase of $1.5 million (4%) in sales of accessories and other products. As discussed above, the Company expected net sales to be lower than the record level set in 2004 due to the fact that the Company is staggering its new product launches in 2005 and the Company adopted a more conservative approach to retail inventory in 2005. In addition, the Company believes its sales during the first quarter of 2005 were adversely affected by a decrease in the number of golf rounds played. Golf Datatech has reported that the number of golf rounds played in the United States decreased 7.6% during the first quarter of 2005, compared to the same period in 2004. These decreases in sales were slightly offset by an increase in sales of irons, primarily due to favorable market acceptance of new irons product introduced during the quarter.
      Net sales information by product category is summarized as follows (in millions):

	Three Months
	Ended March 31,		Growth/(Decline)

	2005	2004	Dollars	Percent

Net sales:
Woods	$65.5	$123.8	$(58.3)	(47)%
Irons	108.0	96.5	11.5	12%
Putters	31.8	37.3	(5.5)	(15)%
Golf balls	59.0	72.1	(13.1)	(18)%
Accessories and other	35.6	34.1	1.5	4%

	$299.9	$363.8	$(63.9)	(18)%

      The $58.3 million (47%) decrease in net sales of woods to $65.5 million for the three months ended March 31, 2005 resulted from lower sales volumes as well as lower average selling prices in 2005 compared to the same period in the prior year. This decrease reflects fewer new woods product introductions during the first quarter of 2005 compared to 2004. The majority of this decrease in sales relates to a decline in sales of the Company’s multi-material driver products and steel fairway woods products, both of which were expected as the Company’s products generally sell better in their first year after introduction and 2005 is the second year in the life cycle of these products. These decreases were partially offset by sales of the Company’s new hybrid woods products which were launched during the third quarter of 2004.
      The $11.5 million (12%) increase in net sales of irons to $108.0 million for the three months ended March 31, 2005 resulted from higher sales volumes as well as higher average selling prices in 2005 compared to the same period in the prior year. The higher sales volume is primarily attributable to the Company’s introduction of multi-material irons products in 2005. The increase in average selling prices is due to a shift in product mix to higher priced multi-material and steel irons products. These sales increases were partially offset by a decrease in sales of the Company’s older steel irons products which were in the second and third years of their product life cycles.
      The $5.5 million (15%) decrease in net sales of putters to $31.8 million for the three months ended March 31, 2005 resulted from lower average selling prices as well as slightly lower sales volumes in 2005 compared to the same period in the prior year. This decrease in sales of putters is primarily attributable to decreased sales of the older Odyssey White Hot and DFX Putter models which were introduced in January 2002 and January 2003, respectively. The decrease in the sales of these models was expected as these products entered their second and third year on the market. These sales decreases were partially offset by sales of Odyssey White Steel Putters which were introduced in the fourth quarter of 2004.
      The $13.1 million (18%) decrease in net sales of golf balls to $59.0 million for the three months ended March 31, 2005 resulted from lower sales volumes as well as lower average selling prices. This decrease in sales of golf balls is primarily attributable to a decrease in sales of Top-Flite and Ben Hogan golf ball products in the first quarter of 2005. Sales of Top-Flite and Ben Hogan balls were $34.4 million for the three months ended March 31, 2005, a decrease of $10.3 million (23%) from the prior year. The decrease in sales of Top-Flite and Ben Hogan brand golf balls was primarily due to a reduction in golf ball models in the 2005 product line. Callaway Golf brand ball sales were $24.6 million during the first quarter of 2005, a decrease of $2.7 million (10%) from the first quarter of 2004. The decrease in Callaway Golf brand golf balls was primarily due to a decrease in sales of the HX Tour and Big Bertha balls, both released in the last quarter of 2003. These decreases were partially offset by the successful launch of the HX Hot, Big Bertha and Warbird golf balls during the quarter.
      The $1.5 million (4%) increase in sales of accessories and other products to $35.6 million is primarily attributable to sales of gloves and royalty revenue from licensed merchandise slightly offset by decreases in golf bags and other accessories.
      Net sales information by regions is summarized as follows (in millions):

	Three Months
	Ended March 31,		Growth/(Decline)

	2005	2004	Dollars	Percent

Net sales:
United States	$185.1	$217.6	$(32.5)	(15)%
Europe	48.9	67.2	(18.3)	(27)%
Japan	24.8	31.7	(6.9)	(22)%
Rest of Asia	14.7	16.0	(1.3)	(8)%
Other foreign countries	26.4	31.3	(4.9)	(16)%

	$299.9	$363.8	$(63.9)	(18)%

      Net sales in the United States decreased $32.5 million (15%) to $185.1 million during the first quarter of 2005 versus the first quarter of 2004. The Company’s sales in regions outside of the United States decreased $31.4 million (21%) to $114.8 million during the first quarter of 2005 compared to the same quarter in 2004. The overall decrease in international sales is primarily attributable to a $18.3 million (27%) decrease in sales in Europe and a $13.1 million (17%) decrease in sales in other regions outside of the United States. The decrease in sales in the United States and the regions outside of the United States was primarily attributable to lower sales volumes as the result of the Company’s plans to stagger new product launches in 2005. The Company’s net sales were also affected by changes in foreign currency rates. See below, “Certain Factors Affecting Callaway Golf Company — Foreign Currency Risk.”
      For the first quarter of 2005, gross profit decreased $33.6 million to $132.6 million from $166.2 million as compared to the first quarter of 2004. Gross profit as a percentage of net sales decreased to 44% of net sales in the first quarter of 2005 from 46% in the comparable period of 2004. This decline in the Company’s gross profit percentage was primarily attributable to a less favorable product mix as well as lower average selling prices on carryover products from last year. These decreases were partially offset by improved gross margin percentages on iron and golf ball sales during the first quarter of 2005.
      Selling expenses increased $4.5 million (6%) to $75.7 million in the first quarter of 2005 as compared to $71.2 million in the same period of 2004. As a percentage of sales, selling expenses increased to 25% in the first quarter of 2005 from 20% in the first quarter of 2004. The dollar increase in expenses was primarily due to increases in promotional expenses of $3.3 million and advertising expenses of $1.3 million. These increases were slightly offset by a decrease in employee costs during the first quarter of 2005.
      General and administrative expenses decreased $3.8 million (17%) in the first quarter of 2005 to $19.1 million from $22.9 million in the first quarter of 2004. As a percentage of sales, general and administrative expenses remained constant at 6%. The dollar decrease was primarily due to a $2.5 million decrease in employee costs, primarily due to a decrease in the amount of accrued bonuses as of March 31, 2005 compared to the prior year.
      Research and development expenses decreased $1.9 million (23%) in the first quarter of 2005 to $6.2 million from $8.1 million in the comparable period of 2004. As a percentage of sales, research and development expenses remained constant at 2%. The dollar decrease was primarily due to lower employee costs due to a decrease in personnel in 2005 compared to 2004.
      Other expense increased $1.5 million in the first quarter of 2005 to $1.2 million as compared to other income of $0.3 million in the comparable period of 2004. The $1.5 million of additional expense is primarily attributable to a $2.2 million increase in foreign currency transactional losses partially offset by a $1.3 million increase in foreign currency contract gains.
      The income tax provisions reflect quarterly tax rates of 39.5% and 36.9% for the quarter ended March 31, 2005 and 2004, respectively. The higher tax rate in 2005 relates primarily to a lower projected tax benefit related to export tax incentives as well as a greater impact of certain nondeductible items. The final annual effective tax rate cannot be determined until the end of the fiscal year and the actual rate could differ from our current estimate.
      Net income for the three months ended March 31, 2005 decreased 55% to $18.4 million from $40.5 million in the comparable period in 2004. Diluted earnings per share decreased to $0.27 per share in the first quarter of 2005 compared to $0.59 per share in the first quarter of 2004. Net income was negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amounts of $2.4 million and $3.2 million in the first quarter of 2005 and 2004, respectively. Diluted earnings per share was negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amounts of $0.03 and $0.05 per share in the first quarter of 2005 and 2004, respectively.

Financial Condition
      Cash and cash equivalents decreased $3.8 million (12%) to $27.9 million at March 31, 2005, from $31.7 million at December 31, 2004. The decrease in cash primarily resulted from cash used in operating activities of $41.4 million and cash used in investing activities of $10.2 million, partially offset by cash provided by financing activities of $48.6 million. Cash flows used in operating activities for the three months ended March 31, 2005, reflect net income of $18.4 million, adjusted for depreciation and amortization of $12.2 million, a $27.3 million increase in income taxes payable, a $14.3 million increase in accounts payable and accrued expenses and a $7.6 million decrease in inventory. These cash inflows were offset by a $123.2 million increase in net accounts receivable. Cash flows used in investing activities reflects capital expenditures of $10.2 million during the first quarter of 2005. Cash flows provided by financing activities are primarily attributable to an increase in net borrowings under the Company’s line of credit of $46.5 million. During the three months ended March 31, 2005, the Company declared a $0.07 per share dividend, $4.8 million in the aggregate, that was paid to shareholders in April 2005.
      As of March 31, 2005, the Company’s net accounts receivable increased $122.6 million to $227.8 million from $105.2 million at December 31, 2004. The increase in accounts receivable is the result of increased sales in the first quarter of 2005 due to the launch of new products and the general seasonality of the golf industry as compared to the fourth quarter of 2004. The Company’s net accounts receivable decreased $69.9 million at March 31, 2005 as compared to the Company’s net accounts receivable at March 31, 2004. This decrease is primarily attributable to the lower net sales during the first quarter of 2005 as compared to the prior year. The Company’s days sales outstanding (“DSO”) were 69 days at March 31, 2005, compared to 67 days at December 31, 2004, and 73 days at March 31, 2004.
      As of March 31, 2005, the Company’s net inventory decreased $8.7 million to $172.5 million from $181.2 million at December 31, 2004. The decrease is consistent with seasonal trends during the first quarter of the fiscal year due to product entering the retail channel. The Company’s net inventory increased $2.8 million as of March 31, 2005 as compared to the Company’s net inventory as of March 31, 2004.
      As of March 31, 2005, the Company’s net property, plant and equipment decreased $1.6 million to $134.3 million from $135.9 million at December 31, 2004. This decrease is primarily due to depreciation of $11.4 million during the first three months of 2005, partially offset by additions of $10.2 million during the same period.
Liquidity and Capital Resources

Sources of Liquidity
      The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities in effect from time to time. The Company currently expects this to continue. The Company’s credit facility, which is scheduled to expire on November 5, 2009, provides for a revolving line of Credit from Bank of America, N.A. and certain other lenders (“the Line of Credit”). The Line of Credit provides for revolving loans of up to $250.0 million (with the possible expansion of the Line of Credit to $300.0 million upon the satisfaction of certain conditions and the agreement of the lenders). Actual borrowing availability under the Line of Credit is effectively limited by the financial covenants set forth in the agreement governing the Line of Credit. At March 31, 2005, the maximum amount that could be borrowed under the Line of Credit was approximately $141.3 million and of that amount, the Company had $59.5 million outstanding and Letters of Credit issued of $1.7 million.
      Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee equal to 17.5 to 35.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s Consolidated Leverage Ratio and trailing four quarters earnings before income taxes, depreciation and amortization (“EBITDA”) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters EBITDA, at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case, plus a margin of 00.0 to 75.0 basis points or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 75.0 to 200.0 basis points. The Company has agreed that repayment of amounts under the Line of Credit will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by substantially all of the assets of the Company and guarantor subsidiaries. The collateral (other than 65% of the stock of the Company’s foreign subsidiaries) could be released upon the satisfaction of certain financial conditions.
      The agreement governing the Line of Credit requires the Company to maintain certain financial covenants, including a maximum leverage ratio, a minimum asset coverage ratio, a maximum capitalization ratio, a minimum interest coverage ratio and a minimum consolidated EBITDA. The agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other restrictions. Additionally, the agreement contains other provisions, including affirmative covenants, representations and warranties and events of default. As of March 31, 2005, the Line of Credit was amended to provide that the covenant to maintain a minimum consolidated interest coverage ratio did not apply to the first quarter of 2005. As of March 31, 2005, the Company was in compliance with the covenants and the terms of the Line of Credit agreement.
      The total origination fees incurred in connection with the Line of Credit were $1.3 million and are being amortized into interest expense over five years (the term of the Line of Credit agreement). The unamortized origination fees were $1.2 million as of March 31, 2005 and have been included in other assets in the accompanying consolidated condensed balance sheet.

Share Repurchases
      In May 2002, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $50.0 million. As of March 31, 2005, the Company is authorized to repurchase up to $7.9 million of its Common Stock under the repurchase program announced in May 2002. The Company’s repurchases of shares of Common Stock are recorded at average cost in Common Stock held in treasury and result in a reduction of shareholders’ equity. During the three months ended March 31, 2005 and 2004, no shares were repurchased under this program.

Other Significant Cash and Contractual Obligations
      The following table summarizes certain significant cash and contractual obligations as of March 31, 2005 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period

					More
		Less Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Line of credit	$59.5	$59.5	$—	$—	$—
Operating leases(1)	17.0	5.0	7.9	2.8	1.3
Capital leases(2)	0.1	0.1	—	—	—
Unconditional purchase obligations(3)	121.0	31.6	54.9	31.8	2.7
Deferred compensation(4)	7.4	0.8	0.7	0.5	5.4

Total(5)	$205.0	$97.0	$63.5	$35.1	$9.4

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.

(2)	The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable capital leases.

(3)	During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.

(4)	The Company has an unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9.6 million at March 31, 2005.

(5)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated and, therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. See Note 9 — “Supply of Electricity and Energy Contracts.”
      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has several consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2005 was not material to the Company’s financial position, results of operations or cash flows.
      In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See below “Part II, Item 1 — Legal Proceedings.”

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

Capital Resources
      The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $25 million for the year ended December 31, 2005.

Off-Balance Sheet Arrangements
      The Company does not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Long-Lived Assets
      In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, goodwill and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows estimated to be derived from an asset are less than its carrying amount. Impairments are recognized in income from operations. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability.

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

Income Taxes
      Current income tax expense is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.
Certain Factors Affecting Callaway Golf Company
      The financial statements contained in this report and the related discussions describe and analyze the Company’s financial performance and condition for the periods presented. For the most part, this information is historical. The Company’s prior results, however, are not necessarily indicative of the Company’s future performance or financial condition. The Company has also included certain forward-looking statements concerning the Company’s future performance or financial condition. These forward-looking statements are based upon current information and expectations and actual results could differ materially. The Company therefore has included the following discussion of certain factors that could cause the Company’s future performance or financial condition to differ materially from its prior performance or financial condition or from management’s expectations or estimates of the Company’s future performance or financial condition. These factors, among others, should be considered in assessing the Company’s future prospects and prior to making an investment decision with respect to the Company’s stock.

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
      On a consolidated basis, no one customer that distributes the Company’s golf clubs or balls in the United States accounted for more than 6% and 4% of the Company’s revenue during the quarter ended March 31, 2005 and 2004, respectively. On a segment basis, the Company’s golf ball customer base is much more concentrated than its golf club customer base. In 2005, the top five golf ball customers accounted for approximately 25% of the Company’s total golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

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

Change In Accounting Rules
      The Company currently and historically has accounted for its stock based compensation under Accounting Principles Board Opinion No. 25 (“APB No. 25”). Under APB No. 25, the Company is not required to record compensation expense for equity-based awards granted to employees. The Financial Accounting Standards Board recently issued SFAS No. 123R which requires the Company to begin recording compensation expense for such awards based upon the fair value of such awards for the first fiscal year beginning after January 1, 2006. Such noncash compensation expense is anticipated to have a significant adverse effect upon the Company’s reported earnings.
      Although the Company has historically provided in the notes to its financial statements pro forma earnings information showing what the Company’s results would have been had the Company been recording compensation expense for such awards, the amount of such expense was not reflected in its financial results. Consequently, when the Company begins recording such compensation expense in 2006, the period over period comparisons will be significantly affected by the inclusion of such expense in 2006 and the absence of such expense from 2005 and prior periods. If investors do not appropriately consider these changes in accounting rules, the price at which the Company’s stock is traded could be significantly adversely affected. Had this accounting standard been in effect during the quarter, the Company’s net income and diluted earnings per share would have decreased by $1.2 million and $0.02, respectively.

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
      The price at which the Company’s stock is traded on the securities exchanges is based upon many factors. In the short-term, the price at which the Company’s stock is traded can be significantly affected, positively or negatively, by analysts’ reports and media reports, regardless of the accuracy of such reports. Over the long-

term, the price at which the Company’s stock is traded should tend to reflect the Company’s performance irrespective of such reports.
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
      As of March 31, 2005 and 2004, the notional amounts of the Company’s foreign exchange contracts were approximately $70.3 million and $101.6 million, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At March 31, 2005, the fair value of foreign currency-related derivatives were recorded as current assets of $0.3 million and current liabilities of $1.0 million.

      As of March 31, 2005, there were no foreign exchange contracts designated as cash flow hedges. As of March 31, 2004, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $23.7 million. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized.
      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three months ended March 31, 2004, the Company recorded net losses of less than $0.1 million, as a result of changes in the spot-forward differential. No gain or loss was recorded for the three months ended March 31, 2005. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.
      At March 31, 2005 and 2004, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $70.3 million and $78.0 million, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended March 31, 2005 and 2004, the Company recorded a net gain of $0.7 million and a net loss of $0.5 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.
      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2005 through its derivative financial instruments.
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
      The estimated maximum one-day loss from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $7.3 million at March 31, 2005. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $7.3 million at March 31, 2005 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.
Interest Rate Fluctuations
      Additionally, the Company is exposed to interest rate risk from its Line of Credit (see Note 7 to the Company’s Consolidated Condensed Financial Statements). Outstanding borrowings accrue interest at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters of EBITDA, at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case less a margin of 00.0 to 75.0 basis points or (ii) the Eurodollar Rate (as such term is defined in the agreement governing the Line of Credit) plus a margin of 75.0 to 200.0 basis points.

      Note 5 to the Company’s Consolidated Condensed Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

Item 4.	Controls and Procedures
      Disclosure Controls and Procedures. As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.
      Changes in Internal Control Over Financial Reporting. During the first quarter of 2005, the Company changed certain aspects of its golf club manufacturing process, including the method of tracking inventory within that process. As a result of this change, the Company implemented new internal controls for tracking inventory within the manufacturing process. The Company believes that its new internal controls for tracking inventory were effective as of March 31, 2005. During the quarter ended March 31, 2005, there were no other changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

      Lundsford I was filed on April 6, 2001, and seeks to assert a putative class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products covered by the NPIP on or after March 30, 2000. Plaintiff asserts violations of Tennessee and Kansas antitrust and consumer protection laws and is seeking damages, restitution and punitive damages. The court has not made any determination that the case may proceed in the form of a class action. In light of the subsequently filed Lundsford II case, the parties agreed to stay Lundsford I and to dismiss it without prejudice once the Federal Court proceedings in Lundsford II are underway. Subsequent to this agreement, plaintiff moved to reactivate Lundsford I and that motion is currently pending.
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
      Lundsford II was filed on September 28, 2004 and the complaint asserts that the NPIP constitutes an unlawful resale price agreement and an attempt to monopolize golf club sales prohibited by federal antitrust law. The complaint also alleges a violation of the state antitrust laws of Tennessee, Kansas, South Carolina and Oklahoma. Lundsford II seeks to assert a nationwide class action consisting of all persons who purchased Callaway Golf clubs subject to the NPIP on or after March 30, 2000. Plaintiff seeks treble damages under the federal antitrust laws, compensatory damages under state law, and an injunction. The Lundsford II court has not made a determination that the case may proceed in the form of a class action. The parties are engaged in discovery and motion practice.
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
      On December 14, 2004, Callaway Golf Sales Company was served with a complaint captioned York v. Callaway Golf Sales Company, filed in the Circuit Court for Dade County, Florida, Case No. 04-25625 CA 11, asserting a purported class action on behalf of all consumers who purchased allegedly defective HX Red golf balls with cracked covers. The complaint contains causes of action for strict liability, breach of implied and express warranties, and violation of the Magnuson-Moss Consumer Product Warranty Act. On January 12, 2005, Callaway Golf removed the case to the United States District Court for the Southern District of Florida. Plaintiff subsequently dismissed his federal claim, and two of his state court claims, and the case was remanded to the Circuit Court for Dade County, Florida.
      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Except as discussed above with regard to the Maxfli litigation and the cases challenging the NPIP, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations, cash flows or financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      None

Item 5.	Other Information
      None

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

4.2	First Amendment to Rights Agreement, effective June 22, 2001, between the Company and Mellon Investor Services LLC, as Rights Agent, incorporated herein by this reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

4.3	Rights Agreement, dated as of June 21, 1995, between the Company and Mellon Investor Services LLC (f/k/a Chemical Mellon Shareholder Services) as Rights Agent, incorporated herein by this reference to Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995, as filed with the Commission on August 12, 1995 (file no. 1-10962).

10.54	First Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2005, by and among Callaway Golf Company, Bank of America, N.A. (as Administrative Agent, Swing Line Lender and L/C Issuer) and certain other lenders party to that certain Amended and Restated Credit Agreement dated November 5, 2004, incorporated herein by this reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K, dated as of March 31, 2005, as filed with the Commission on April 6, 2005 (file no. 1-10962).

31.1	Certification of William C. Baker pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification William C. Baker and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Callaway Golf Company

By:	/s/ Bradley J. Holiday

Bradley J. Holiday
Senior Executive Vice President and
Chief Financial Officer
Date: May 9, 2005

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of William C. Baker pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of William C. Baker and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†