Form 10-Q
period 2005-06-30
CALLAWAY GOLF CO /CA
filed 2005-08-05
CIK 837465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to
Commission file number 1-10962
Callaway Golf Company
(Exact name of registrant as specified in its charter)

Delaware	95-3797580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2180 Rutherford Road, Carlsbad, CA 92008
(760) 931-1771
(Address, including zip code, and telephone number, including area code, of principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of July 31, 2005 was 76,288,633.

      Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, as well as projected capital expenditures, and future contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Callaway Golf Company” contained in this report, as well as the Company’s other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.
      Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Passion For Excellence — Apex — Apex Edge — Apex Tour — Baby Ben — Ben Hogan — BH — BH-5 — Big Ben — Big Bertha — C design — C455 — CB1 — CS-3 — CTU 30 — Callaway — Callaway Golf — Callaway Hickory Stick — Carnoustie — Chevron Device — Complete — Dawn Patrol — Daytripper — Demonstrably Superior and Pleasingly Different — Deuce — DFX — Distance Yourself — Divine Nine — Dual Force — Dual Zone — Edge CFT — Ely Would — ERC — Ever Grip — Explosive Distance.Amazing Soft Feel — Flying Lady — FT-3 — FTX — Fusion — Game Enjoyment System — Gems — GES — Ginty — Great Big Bertha — Hawk Eye — Heavenwood — Hogan — HX — I-Trax — Legacy — Legend — Little Ben — Little Bertha — Long & Soft — Molitor — Number One Putter in Golf — Odyssey — Pure Distance — RCH — Riviera — Rossie — Rule 35 — S2H2 — STS — SenSert — Speed Slot — Solitaire — Steelhead — Strata — Stronomic — Sure-Out — Switch...Lower Your Scores — T design — The Hawk — The Longest Balls — The Most Played Name in Golf — TL Distance — TL Tour — Top-Flite — Top-Flite Infinity — Top-Flite Tour — Top-Flite XL — Tour Ace — Tour Blue — Tour Deep — Tour Premier — Tour Professional — Tour Straight — Tour Ultimate — Trade In! Trade Up! — TriForce — TriHot — Trilateral — Tru Bore — Tunite — VFT — Warbird — Where They Don’t Play Golf, They Don’t Play Top-Flite — White Hot — White Steel — World’s Friendliest — X-12 — X-14 — X-16 — X-18 — XL 3000 — X-SPANN — X-Tour — XWT

CALLAWAY GOLF COMPANY

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$42,656	$31,657
Accounts receivable, net	238,253	105,153
Inventories, net	193,361	181,230
Deferred taxes	36,644	32,959
Income taxes receivable	1,083	28,697
Other current assets	13,555	14,036

Total current assets	525,552	393,732
Property, plant and equipment, net	132,070	135,865
Intangible assets, net	147,638	149,168
Goodwill	29,272	30,468
Deferred taxes	6,234	9,837
Other assets	16,447	16,667

	$857,213	$735,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$122,105	$75,501
Accrued employee compensation and benefits	28,706	20,215
Accrued warranty expense	13,232	12,043
Line of credit	50,000	13,000
Capital leases, current portion	17	39

Total current liabilities	214,060	120,798
Long-term liabilities:
Deferred compensation	7,760	8,674
Energy derivative valuation account	19,922	19,922
Capital leases, net of current portion	18	26
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 84,789,444 and 84,785,694 issued at June 30, 2005 and December 31, 2004, respectively	848	848
Additional paid-in capital	402,177	387,950
Unearned compensation	(10,535)	(12,562)
Retained earnings	464,315	437,269
Accumulated other comprehensive income	5,424	11,081
Less: Grantor Stock Trust held at market value, 6,827,793 shares and 7,176,678 shares at June 30, 2005 and December 31, 2004, respectively	(105,353)	(96,885)

	756,876	727,701
Less: Common Stock held in treasury, at cost, 8,500,811 and 8,497,667 shares at June 30, 2005 and December 31, 2004, respectively	(141,423)	(141,384)

Total shareholders’ equity	615,453	586,317

	$857,213	$735,737

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2005		2004		2005		2004

Net sales	$323,132	100%	$297,908	100%	$622,989	100%	$661,694	100%
Cost of sales	176,399	55%	170,072	57%	343,650	55%	367,667	56%

Gross profit	146,733	45%	127,836	43%	279,339	45%	294,027	44%
Operating expenses:
Selling expense	90,640	28%	74,496	25%	166,385	27%	145,691	22%
General and administrative expense	21,239	7%	21,834	7%	40,324	6%	44,695	7%
Research and development expense	7,083	2%	7,559	3%	13,323	2%	15,668	2%

Total operating expenses	118,962	37%	103,889	35%	220,032	35%	206,054	31%

Income from operations	27,771	9%	23,947	8%	59,307	10%	87,973	13%
Other expense, net	(1,806)		(1,592)		(2,987)		(1,321)

Income before income taxes	25,965	8%	22,355	8%	56,320	9%	86,652	13%
Provision for income taxes	7,573		8,640		19,568		32,392

Net income	$18,392	6%	$13,715	5%	$36,752	6%	$54,260	8%

Earnings per common share:
Basic	$0.27		$0.20		$0.54		$0.80
Diluted	$0.27		$0.20		$0.54		$0.79
Weighted-average shares outstanding:
Basic	68,270		67,788		68,226		67,536
Diluted	68,660		68,368		68,643		68,367
Dividends declared per share	$0.07		$0.07		$0.14		$0.14
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2005	2004

Cash flows from operating activities:
Net income	$36,752	$54,260
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,659	26,320
Non-cash compensation	3,957	2
Loss on disposal of long-lived assets	856	1,619
Tax benefit from exercise of stock options	269	1,832
Net non-cash foreign currency hedging gains	—	1,552
Deferred taxes	(1,184)	5,972
Changes in assets and liabilities:
Accounts receivable, net	(137,015)	(160,441)
Inventories, net	(15,815)	32,298
Income tax receivable	27,635	(3,520)
Other assets	183	1,418
Accounts payable and accrued expenses	48,505	13,520
Accrued employee compensation and benefits	8,864	4,980
Accrued warranty expense	1,189	841
Deferred compensation	(914)	(98)

Net cash used in operating activities	(4,059)	(19,445)

Cash flows from investing activities:
Capital expenditures	(19,056)	(7,739)
Business acquisitions, net of cash acquired	—	(9,215)
Proceeds from sale of capital assets	20	366

Net cash used in investing activities	(19,036)	(16,588)

Cash flows from financing activities:
Net proceeds from line of credit	37,000	20,000
Issuance of Common Stock	3,560	16,691
Dividends paid, net	(4,853)	(4,728)
Acquisition of Treasury Stock	(39)	(6,298)
Payments on financing arrangements	(22)	(301)

Net cash provided by financing activities	35,646	25,364

Effect of exchange rate changes on cash and cash equivalents	(1,552)	(926)

Net increase (decrease) in cash and cash equivalents	10,999	(11,595)
Cash and cash equivalents at beginning of period	31,657	47,340

Cash and cash equivalents at end of period	$42,656	$35,745

Non-cash financing activities:
Dividends payable	$4,853	$4,745
Issuance of restricted stock	—	$800
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

						Accumulated
	Common Stock		Additional			Other	Grantor	Treasury Stock
			Paid-in	Unearned	Retained	Comprehensive	Stock
	Shares	Amount	Capital	Compensation	Earnings	Income	Trust	Shares	Amount	Total

Balance, December 31, 2004	84,786	$848	$387,950	$(12,562)	$437,269	$11,081	$(96,885)	(8,498)	$(141,384)	$586,317

Exercise of stock options	3	—	(286)		—	—	2,042	—	—	1,756
Tax benefit from exercise of stock options	—	—	269	—	—	—	—	—	—	269
Compensatory Stock and Stock Options	—	—	1,930	2,027	—	—	—	—	—	3,957
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(3)	(39)	(39)
Employee stock purchase plan	—	—	(584)	—	—	—	2,388	—	—	1,804
Cash dividends declared	—	—	—	—	(9,706)	—	—	—	—	(9,706)
Adjustment of Grantor Stock Trust shares to market value	—	—	12,898	—	—	—	(12,898)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	(4,596)	—	—	—	(4,596)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	(1,061)	—	—	—	(1,061)
Net income	—	—	—	—	36,752	—	—	—	—	36,752

Balance, June 30, 2005	84,789	$848	$402,177	$(10,535)	$464,315	$5,424	$(105,353)	(8,501)	$(141,423)	$615,453

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
      The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All employee stock-option awards granted during the period were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income for those awards. For the six months ended June 30, 2005, the Company recorded compensation expense of $3,957,000 as a result of restricted stock awards granted in 2004 to employees and professional endorsers of the Company. During the six months ended June 30, 2004, the Company recorded compensation expense of $2,000 as a result of restricted stock awards granted in 1998 to certain employees of the Company. The following table illustrates what net income and earnings per share would have been had the Company applied the fair value-based recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in measuring stock-based employee compensation expense (in thousands, except per data share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income:
Net income, as reported	$18,392	$13,715	$36,752	$54,260
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	82	—	139	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,295)	(2,566)	(2,483)	(4,846)

Pro forma net income	$17,179	$11,149	$34,408	$49,414

Earnings per common share:
Basic — as reported	$0.27	$0.20	$0.54	$0.80
Basic — pro forma	$0.25	$0.16	$0.50	$0.73
Diluted — as reported	$0.27	$0.20	$0.54	$0.79
Diluted — pro forma	$0.25	$0.16	$0.50	$0.72

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Dividend yield	2.0%	1.8%	2.0%	1.8%
Expected volatility	42.4%	42.2%	42.4%	42.2%
Risk free interest rates	3.7%	3.4%	3.3%	3.4%
Expected lives	4 years	4 years	4 years	4 years
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
      During 2004, the Company granted 1,000,000 shares of Restricted Common Stock, which are restricted as to sale or transfer until vesting. The net compensation expense related to these shares is recognized ratably over the vesting period, based on the difference between the exercise price and market value of the stock on the measurement date.

3.	Inventories
      Inventories are summarized below (in thousands):

	June 30,	December 31,
	2005	2004

Raw materials	$82,881	$73,558
Work-in-process	7,520	6,768
Finished goods	116,769	114,505

	207,170	194,831
Reserve for excess and obsolescence	(13,809)	(13,601)

Total inventories, net	$193,361	$181,230

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.	Goodwill and Intangible Assets
      The Company accounts for its goodwill and other non-amortizing intangible assets using SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company’s goodwill and certain intangible assets are not amortized throughout the period, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class (in thousands):

		June 30, 2005			December 31, 2004
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

Non-amortizing:
Trade name, trademark and trade dress		$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	3-16	34,046	9,877	24,169	35,307	9,787	25,520
Other	1-9	2,335	660	1,675	3,080	1,226	1,854

Total intangible assets		$158,175	$10,537	$147,638	$160,181	$11,013	$149,168

      Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 1-16 years. During the three months ended June 30, 2005 and 2004, aggregate amortization expense was approximately $765,000 and $742,000, respectively. During the six months ended June 30, 2005 and 2004, aggregate amortization expense was approximately $1,530,000 and $1,765,000, respectively. Amortization expense related to intangible assets at June 30, 2005 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2005	$1,384
2006	2,979
2007	2,990
2008	2,955
2009	2,766
2010	2,687
Thereafter	10,083

$25,844

      Changes in goodwill during the three and six months ended June 30, 2005 were due to foreign currency fluctuations.

5.	Financing Arrangements
      The Company’s credit facility, which is scheduled to expire on November 5, 2009, provides for a revolving line of credit from Bank of America, N.A. and certain other lenders (“the Line of Credit”). The Line of Credit provides for revolving loans of up to $250,000,000 (with the possible expansion of the Line of Credit to $300,000,000 upon the satisfaction of certain conditions and the agreement of the lenders). Actual borrowing availability under the Line of Credit is effectively limited by the financial covenants set forth in the agreement governing the Line of Credit. The current maximum amount that could be borrowed under the Line of Credit is approximately $200,000,000 and of that amount, the Company had $50,000,000 outstanding and Letters of Credit issued of $1,700,000.
      Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee equal to 17.5 to 35.0 basis points per annum of the unused commitment amount, with the exact amount

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
      The agreement governing the Line of Credit requires the Company to maintain certain financial covenants, including a maximum leverage ratio, a minimum asset coverage ratio, a maximum capitalization ratio, a minimum interest coverage ratio and a minimum consolidated EBITDA. The agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other restrictions. Additionally, the agreement contains other provisions, including affirmative covenants, representations and warranties and events of default. As of June 30, 2005, the Company was in compliance with the covenants and the terms of the Line of Credit agreement.
      The total origination fees incurred in connection with the Line of Credit were $1,263,000 and are being amortized into interest expense over five years (the term of the Line of Credit agreement). The unamortized origination fees were $1,095,000 as of June 30, 2005 and have been included in other assets in the accompanying consolidated balance sheet.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Beginning balance	$12,902	$13,891	$12,043	$12,627
Provision	3,061	3,015	5,994	7,147
Claims paid/costs incurred	(2,731)	(3,438)	(4,805)	(6,306)

Ending balance	$13,232	$13,468	$13,232	$13,468

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Earnings Per Share
      A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three and six months ended June 30, 2005 and 2004 is presented below (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Weighted-average shares outstanding:
Weighted-average shares outstanding — Basic	68,270	67,788	68,226	67,536
Dilutive securities	390	580	417	831

Weighted-average shares outstanding — Diluted	68,660	68,368	68,643	68,367

      Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended June 30, 2005 and 2004, options outstanding totaling 12,244,000 and 9,610,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive. For the six months ended June 30, 2005 and 2004, options outstanding totaling 11,009,000 and 6,637,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

8.	Income Taxes
      The Company has studied the impact of the one-time favorable foreign dividend provision enacted on October 22, 2004 as part of the American Jobs Creation Act of 2004, and has no plans at this time to repatriate earnings of its foreign subsidiaries pursuant to the one-time dividend provision provided by the act.

9.	Commitments and Contingencies

Tax Matters
      The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company accrues an amount for its estimate of probable additional tax liability that it could incur as a result of the ultimate resolution of disagreements with the various taxing authorities. The Company believes that the tax contingency accrual is adequate to cover any such additional tax liability. The tax contingency accrual is recorded as a component of the Company’s net income taxes payable/receivable balance, which the Company reviews and updates over time as more definitive information becomes available from taxing authorities, completion of tax audits or upon occurrence of other events. During the quarter ended June 30, 2005, the Company recorded a net favorable adjustment of approximately $1,600,000 related to previously estimated tax liabilities as a result of its assessment and resolution of various tax exposures during the second quarter of 2005.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
      Lundsford II was filed on September 28, 2004 and the complaint asserts that the NPIP constitutes an unlawful resale price agreement and an attempt to monopolize golf club sales prohibited by federal antitrust law. The complaint also alleges a violation of the state antitrust laws of Tennessee, Kansas, South Carolina and Oklahoma. Lundsford II seeks to assert a nationwide class action consisting of all persons who purchased Callaway Golf clubs subject to the NPIP on or after March 30, 2000. Plaintiff seeks treble damages under the federal antitrust laws, compensatory damages under state law, and an injunction. The Lundsford II court has not made a determination that the case may proceed in the form of a class action. The parties are engaged in discovery and motion practice. Plaintiff has moved for summary judgment and to certify the case as a nationwide class action. On July 13, 2005 the court denied the plaintiff’s motion for summary judgment. On July 20, 2005, the court denied plaintiff’s motion to certify the case as a nationwide class action.
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
      On December 14, 2004, Callaway Golf Sales Company was served with a complaint captioned York v. Callaway Golf Sales Company, filed in the Circuit Court for Dade County, Florida, Case No. 04-25625 CA 11, asserting a purported class action on behalf of all consumers who purchased allegedly defective HX Red golf balls with cracked covers. The complaint contains causes of action for strict liability, breach of implied and express warranties, and violation of the Magnuson-Moss Consumer Product Warranty Act. On January 12, 2005, Callaway Golf removed the case to the United States District Court for the Southern District of Florida. Plaintiff subsequently dismissed his federal claim, and two of his state court claims, and the case was remanded to the Circuit Court for Dade County, Florida. Thereafter, plaintiff dismissed the complaint without prejudice, terminating the matter.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Except as discussed above with regard to the Maxfli litigation and the cases challenging the NPIP, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not likely have a material adverse effect upon the Company’s consolidated annual results of operations, cash flows or financial position.

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

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
      The Company believes the Enron Contract has been terminated, and as of June 30, 2005, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

Unconditional Purchase Obligations
      During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of June 30, 2005, the Company has entered into many of these contractual agreements with terms ranging from one to seven years. The minimum obligation that the Company is required to pay under these agreements is $125,105,000 over the next seven years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of June 30, 2005 are as follows:

(In thousands)
2005	$29,408
2006	34,236
2007	24,544
2008	19,514
2009	16,503
Thereafter	900

$125,105

Other Contingent Contractual Obligations
      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three and six months ended June 30, 2005 was not material to the Company’s financial position, results of operations or cash flows.

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

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net sales
Golf clubs	$252,373	$223,377	$493,197	$515,067
Golf balls	70,759	74,531	129,792	146,627

	$323,132	$297,908	$622,989	$661,694

Income before provision for income taxes(1)
Golf clubs(2)	$33,365	$32,659	$73,744	$111,502
Golf balls(3)	6,018	3,756	7,744	2,109
Reconciling items(4)	(13,418)	(14,060)	(25,168)	(26,959)

	$25,965	$22,355	$56,320	$86,652

Additions to long-lived assets
Golf clubs	$5,857	$3,395	$9,746	$5,330
Golf balls	3,001	1,722	9,310	2,409

	$8,858	$5,117	$19,056	$7,739

(1)	Prior period amounts have been reclassified to conform with current period presentations.

(2)	The Company’s 2005 and 2004 income before provision for income taxes for Golf clubs includes the recognition of integration charges in the amounts of approximately $1,248,000 and $2,413,000 for the three months ended June 30, 2005 and 2004, respectively, and $1,370,000 and $2,593,000 for the six months ended June 30, 2005 and 2004, respectively, related to the integration of the Callaway Golf and Top-Flite operations.

(3)	The Company’s 2005 and 2004 income before provision for income taxes for Golf balls includes the recognition of integration charges in the amounts of approximately $1,365,000 and $5,420,000 for the three months ended June 30, 2005 and 2004, respectively, and $4,368,000 and $8,958,000 for the six months ended June 30, 2005 and 2004, respectively, related to the integration of the Callaway Golf and Top-Flite operations.

(4)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. The reconciling items include the recognition of non-allocated integration charges in the amounts of approximately $647,000 and $2,855,000 for the three months ended June 30, 2005 and 2004, respectively, and $7,087,000 and $15,796,000 for the six months ended June 30, 2005 and 2004, respectively, related to the integration of the Callaway Golf and Top-Flite operations.

11.	Derivatives and Hedging
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
      At June 30, 2005 and 2004, the notional amounts of the Company’s foreign exchange contracts were approximately $78,808,000 and $85,005,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. At June 30, 2005, the fair values of foreign currency-related derivatives were recorded as current assets of $1,906,000 and current liabilities of $81,000.
      As of June 30, 2005 and 2004, there were no foreign exchange contracts designated as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized.
      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense). For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense). During the three and six months ended June 30, 2005, no gain or loss was recorded as a result of changes in the spot-forward differential. During the three and six months ended June 30, 2004, the Company recorded a net loss of $77,000 and $103,000, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.
      At June 30, 2005 and 2004, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $78,808,000 and $85,005,000, respectively. The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
component of other income (expense) in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended June 30, 2005 and 2004, the Company recorded net gains of $2,850,000 and $1,143,000, respectively, due to net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting. During the six months ended June 30, 2005 and 2004, the Company recorded net gains of $3,576,000 and $633,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.
12.     Comprehensive Income
      Comprehensive income is defined as all changes in a company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net income	$18,392	$13,715	$36,752	$54,260
Other comprehensive income:
Foreign currency translation	(3,024)	(1,694)	(4,596)	(1,168)
Net unrealized gain (loss) on cash flow hedges, net of tax	—	392	(1,061)	3,311

Comprehensive income	$15,368	$12,413	$31,095	$56,403

13.	Recent Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (Statement 154), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, the Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. As of June 30, 2005, the Company has evaluated the impact of Statement 154 and does not expect the adoption of this Statement to have a significant impact on its consolidated statement of income or financial condition. The Company will apply Statement 154 in future periods, when applicable.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. SFAS No. 123R will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS No. 123R, management expects adoption to have a material impact on its reported results of operations in amounts that are currently undeterminable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors” on the inside cover of this report.
Overview
      Overall, the Company’s sales improved during the second quarter of 2005 compared to the second quarter of 2004. The Company’s products were generally well-received at retail and demand for the Company’s products was strong with demand exceeding the Company’s ability to supply some products. Despite record second quarter sales, the Company’s second quarter earnings were tempered by increased operating expenses related to brand investment and the timing of marketing expenses in support of second and third quarter product launches in 2005.
      The Company’s third quarter business generally represents re-orders of products that sold during the first half of the year, although during the third quarter of 2005 the Company is launching some new products, including the Big Bertha Fusion FT-3 Driver, the Big Bertha Fusion Fairway Woods and the HX Tour 56 golf balls. One of the Company’s challenges for the third quarter will be the management of the supply and inventory of products in order to capture re-orders of the Company’s current products before the demand for such products dissipates as the end of the golf season approaches in some of the Company’s markets. The Company’s success in the third quarter will also depend upon the success of the sell-in of the new products being launched in the third quarter. Despite these challenges, the Company anticipates significant improvement in its third quarter sales and earnings as compared to the same period in 2004.
Results of Operations

Three-Month Periods Ended June 30, 2005 and 2004
      Net sales increased $25.2 million (8%) to $323.1 million for the three months ended June 30, 2005 as compared to $297.9 million for the comparable period in the prior year. The overall increase in net sales was primarily due to a $24.7 million (28%) increase in sales of irons, combined with a $5.4 million (17%) increase in sales of accessories and other products and a $4.7 million (16%) increase in sales of putters. These increases were offset by a $5.9 million (8%) decrease in sales of woods and a $3.7 million (5%) decrease in sales of golf balls. The overall increase in net sales during the quarter is generally attributable to favorable consumer acceptance of the Company’s products. This increase in net sales was tempered by supply constraints during the quarter.
      Net sales information by product category is summarized as follows (in millions):

	Three Months
	Ended June 30,		Growth/(Decline)

	2005	2004	Dollars	Percent

Net sales:
Woods	$69.6	$75.5	$(5.9)	(8)%
Irons	111.7	87.0	24.7	28%
Putters	33.9	29.2	4.7	16%
Golf balls	70.8	74.5	(3.7)	(5)%
Accessories and other	37.1	31.7	5.4	17%

	$323.1	$297.9	$25.2	8%

      The $5.9 million (8%) decrease in net sales of woods to $69.6 million for the three months ended June 30, 2005 is primarily attributable to lower average selling prices partially offset by an increase in sales volumes in the second quarter of 2005 compared to the same period in the prior year. The decrease in average selling prices is primarily attributable to the absence of a super premium driver model in the 2005 product line as well as a higher mix of lower priced products in the second quarter of 2005. The increase in sales volumes is primarily attributable to the introduction of hybrid clubs during the current year partially offset by a decrease in sales volumes of fairway woods and drivers.
      The $24.7 million (28%) increase in net sales of irons to $111.7 million for the three months ended June 30, 2005 resulted from higher sales volumes as well as higher average selling prices in the second quarter of 2005 compared to the same period in the prior year. The higher sales volume is primarily attributable to the Company having more new irons models in its 2005 product line than its 2004 product line, including multi-material irons products which were not introduced until 2005. The increase in average selling prices is due to a shift in product mix to higher priced multi-material and steel irons products. These sales increases were partially offset by a decrease in sales of the Company’s older steel irons products which were in the second and third years of their product life cycles.
      The $4.7 million (16%) increase in net sales of putters to $33.9 million for the three months ended June 30, 2005 resulted from increased sales volumes, partially offset by lower average selling prices in the second quarter of 2005 compared to the same period in the prior year. This increase in putter sales is primarily attributable to the current year introduction of the Odyssey White Steel and Callaway Golf I-Trax Putter models. These increases were partially offset by a decline in sales of older putter models.
      The $3.7 million (5%) decrease in net sales of golf balls to $70.8 million for the three months ended June 30, 2005 resulted from a decrease in Top-Flite sales volumes and lower average selling prices partially offset by an increase in Callaway Golf ball sales volumes. The decrease in sales of Top-Flite golf balls was primarily due to a planned reduction in the number of golf ball models in the 2005 product line as a result of the Company’s discontinuance of certain less profitable golf ball models.
      The $5.4 million (17%) increase in sales of accessories and other products to $37.1 million is primarily attributable to an increase in sales of Callaway Golf and Odyssey golf bags and royalty revenue from licensed merchandise slightly offset by decreases in sales of other accessories.
      Net sales information by regions is summarized as follows (in millions):

	Three Months
	Ended June 30,		Growth/(Decline)

	2005	2004	Dollars	Percent

Net sales:
United States	$181.5	$171.3	$10.2	6%
Europe	56.5	57.8	(1.3)	(2)%
Japan	30.2	16.6	13.6	82%
Rest of Asia	19.1	17.2	1.9	11%
Other foreign countries	35.8	35.0	0.8	2%

	$323.1	$297.9	$25.2	8%

      Net sales in the United States increased $10.2 million (6%) to $181.5 million during the second quarter of 2005 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $15.0 million (12%) to $141.6 million during the second quarter of 2005 compared to the same quarter in 2004. The overall increase in international sales is primarily attributable to a $13.6 million (82%) increase in sales in Japan due to new Japan-specific product offerings for 2005 that were not available in 2004. The Company’s net sales were also affected by changes in foreign currency rates. See below, “Certain Factors Affecting Callaway Golf Company — Foreign Currency Risk.”
      For the second quarter of 2005, gross profit increased $18.9 million to $146.7 million from $127.8 million compared to the same period in the prior year. Gross profit as a percentage of net sales increased to 45% of net sales in the second quarter of 2005 from 43% in the comparable period of 2004. This increase in the Company’s gross profit percentage was primarily attributable to improved golf ball margins, favorable foreign currency exchange rate fluctuations and improved margins on irons. This increase was partially offset by lower average selling prices for many of the Company’s products as discussed above.
      Selling expenses increased $16.1 million (22%) to $90.6 million in the second quarter of 2005 as compared to $74.5 million in the same period of 2004. As a percentage of sales, selling expenses increased to 28% in the second quarter of 2005 from 25% in the second quarter of 2004. This increase was primarily due to increases in advertising expense of $6.6 million and promotional expenses of $6.9 million in the second quarter of 2005 compared to the same quarter in the prior year. These increases were primarily due to costs associated with brand investment and the timing of marketing expenses in support of second and third quarter product launches.
      General and administrative expenses decreased $0.6 million (3%) in the second quarter of 2005 to $21.2 million from $21.8 million in the second quarter of 2004. As a percentage of sales, general and administrative expenses remained constant at 7%. The dollar decrease was primarily due to a decrease in legal expense due to the settlement of certain litigation in 2004.
      Research and development expenses decreased $0.5 million (6%) in the second quarter of 2005 to $7.1 million from $7.6 million in the comparable period of 2004. As a percentage of sales, research and development expenses decreased to 2% in the second quarter of 2005 from 3% in the comparable period of 2004. The dollar decrease was primarily due to lower employee costs in the second quarter of 2005 compared to the same period in the prior year.
      Other expense increased $0.2 million in the second quarter of 2005 to $1.8 million as compared to other expense of $1.6 million in the comparable period of 2004. The $0.2 million of additional expense is primarily attributable $0.7 million of increased interest expense partially offset by $0.5 million of net foreign currency fluctuation gains and other income.
      The income tax provisions reflect quarterly tax rates of 29.2% and 38.6% for the quarter ended June 30, 2005 and 2004, respectively. This decrease in tax rate is primarily attributable to approximately $1.6 million of net favorable adjustments recorded during the second quarter of 2005 related to the reassessment and resolution of various tax exposures during the second quarter of 2005. The final annual effective tax rate cannot be determined until the end of the fiscal year and the actual rate could differ from our current estimate.
      Net income for the three months ended June 30, 2005 increased 34% to $18.4 million from $13.7 million in the comparable period of 2004. Diluted earnings per share increased to $0.27 per share in the second quarter of 2005 compared to $0.20 per share in the second quarter of 2004. Net income was negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amounts of $2.0 million and $6.7 million in the second quarter of 2005 and 2004, respectively. Diluted earnings per share was negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amounts of $0.03 and $0.10 per share in the second quarter of 2005 and 2004, respectively.

Six-Month Periods Ended June 30, 2005 and 2004
      Net sales decreased 6% to $623.0 million for the six months ended June 30, 2005 as compared to $661.7 million for the comparable period in the prior year. The overall decrease in net sales is primarily due to a $64.1 million (32%) decrease in the sale of woods combined with a $16.8 million (11%) decrease in the sale of golf balls. These decreases were partially offset by a $36.1 million (20%) increase in the sale of irons and a $6.5 million (10%) increase in sales of accessories and other products in the first half of 2005 as compared to the first half of 2004. The Company expected that its sales for the first half of 2005 would be less than the first half of 2004. The Company reported record sales in the first quarter of 2004, but ultimately resorted to heavy discounting of products in the second half of 2004 to stimulate retail sales. The Company is comfortable with retail inventory levels in 2005 and does not expect the discounting of products in 2005 similar to that which occurred in 2004.

      Net sales information by product category is summarized as follows (in millions):

	Six Months
	Ended June 30,		Growth (Decline)

	2005	2004	Dollars	Percent

Net sales:
Woods	$135.1	$199.2	$(64.1)	(32)%
Irons	219.6	183.5	36.1	20%
Putters	65.8	66.2	(0.4)	—
Golf balls	129.8	146.6	(16.8)	(11)%
Accessories and other	72.7	66.2	6.5	10%

	$623.0	$661.7	$(38.7)	(6)%

      The $64.1 million (32%) decrease in net sales of woods to $135.1 million resulted from lower sales volumes as well as lower average selling prices in 2005 compared to the same period in the prior year. This decrease reflects fewer new woods products, as well as the absence of a new driver product at the super premium price point in the 2005 product line as compared to 2004. The majority of this decrease in sales related to a decline in sales of the Company’s multi-material driver products, steel fairway woods products and titanium fairway woods products, all of which were expected as the Company’s products generally sell better in their first year after introduction and 2005 is the second year in the life cycle of these products. These decreases were partially offset by sales of the Company’s new products including new hybrid woods products, multi-material fairway woods and titanium drivers.
      The $36.1 million (20%) increase in net sales of irons to $219.6 million for the six months ended June 30, 2005 resulted from higher sales volumes as well as higher average selling prices in the first half of 2005 compared to the same period in the prior year. The higher sales volume is primarily attributable to the Company having more new irons models in its 2005 product line than its 2004 product line, including multi-material irons products which were not introduced until 2005. The increase in average selling prices is due to a shift in product mix to higher priced multi-material and steel irons products. These sales increases were partially offset by a decrease in the Company’s older steel irons products which were in the second and third years of their product life cycles.
      The $0.4 million (0%) decrease in net sales of putters to $65.8 million is attributable to decreased sales of the Company’s Odyssey White Hot 2-ball putter (which is in its third year of sales) and DFX line of Odyssey putters partially offset by the current year introduction of the Odyssey White Steel and Callaway Golf I-Trax putter models.
      The $16.8 million (11%) decrease in net sales of golf balls to $129.8 million resulted from decreased Top-Flite golf ball sales volumes and lower average selling prices partially offset by an increase in Callaway Golf ball sales volumes. The decrease in sales of Top-Flite golf balls was primarily due to a planned reduction in the number of golf ball models in the 2005 product line as a result of the Company’s discontinuance of certain less profitable golf ball models.
      The $6.5 million (10%) increase in sales of accessories and other products to $72.7 million is primarily attributable to an increase in sales of Top-Flite and Ben Hogan bags, gloves and other accessories combined with an increase in royalty revenue from licensed merchandise slightly offset by decreased sales of Callaway Golf bags and other accessories.

      Net sales information by regions is summarized as follows (in millions):

	Six Months
	Ended June 30,		Growth (Decline)

	2005	2004	Dollars	Percent

Net sales:
United States	$366.5	$388.9	$(22.4)	(6)%
Europe	107.7	125.0	(17.3)	(14)%
Japan	55.1	48.3	6.8	14%
Rest of Asia	33.7	33.1	0.6	2%
Other foreign countries	60.0	66.4	(6.4)	(10)%

	$623.0	$661.7	$(38.7)	(6)%

      Net sales in the United States decreased $22.4 million (6%) to $366.5 million during the first half of 2005 versus the first half of 2004. In addition, the Company’s sales in regions outside of the United States decreased $16.3 million (6%) to $256.5 million during the first half of 2005 compared to the same period in 2004. The overall decrease in international sales is primarily attributable to a $17.3 million (14%) decrease in sales in Europe combined with a $6.4 million (10%) decrease in other foreign countries partially offset by a $6.8 million (14%) increase in sales in Japan. The decrease in sales in Europe was primarily attributable to lower sales volumes in the first quarter of 2005 as compared to the same period in 2004 as the result of the Company’s failure to supply sufficient product to satisfy demand. The Company’s net sales were also affected by changes in foreign currency rates. See below, “Certain Factors Affecting Callaway Golf Company — Foreign Currency Risk.”
      For the six months ended June 30, 2005, gross profit decreased $14.7 million to $279.3 million from $294.0 million in the comparable period of 2004. Gross profit as a percentage of net sales increased to 45% of net sales in the first six months of 2005 from 44% in the comparable period of 2004. This increase in the Company’s gross profit percentage was primarily attributable to favorable foreign currency exchange rate fluctuations, improved golf ball margins and decreased club manufacturing costs. This was partially offset by lower average selling prices in certain product categories.
      Selling expenses increased $20.7 million (14%) in the first half of 2005 to $166.4 million from $145.7 million in the comparable period of 2004, and were 27% and 22% of net sales, respectively. This increase was primarily due to increases in advertising expense of $7.9 million and tour and promotional expenses of $12.1 million in the first half of 2005 compared to the same period in the prior year. These increases were primarily due to costs associated with brand investment and the timing of marketing expenses in support of second and third quarter product launches.
      General and administrative expenses decreased $4.4 million (10%) in the first half of 2005 to $40.3 million from $44.7 million in the comparable period of 2004. As a percentage of sales, general and administrative expenses decreased to 6% in the first half of 2005 from 7% in the comparable period of 2004. The decrease was primarily due to a decrease in legal expense of $3.1 million, primarily as the result of the settlement of certain litigation in 2004, and a decrease in employee costs of $2.5 million.
      Research and development expenses decreased $2.3 million (15%) in the first half of 2005 to $13.3 million from $15.7 million in the comparable period of 2004. As a percentage of sales, research and development expenses remained constant at 2%. The dollar decrease was primarily due to lower employee costs.
      Other expense increased to $3.0 million in the first half of 2005 as compared to other expense of $1.3 million in the comparable period of 2004. The $1.7 million of additional other expense is primarily attributable to $0.7 million of net foreign currency fluctuation losses as well as an increase in interest expense of approximately $1.0 million due to an increase in average outstanding borrowings under the Company’s line of credit in 2005 compared to the same period of the prior year.

      The income tax provisions reflect tax rates of 34.7% and 37.4% for the period ended June 30, 2005 and 2004, respectively. This decrease in tax rate is primarily attributable to approximately $1.6 million of net favorable adjustments recorded during the second quarter of 2005 related to the reassessment and resolution of various tax exposures during the second quarter of 2005. The final annual effective tax rate cannot be determined until the end of the fiscal year and the actual rate could differ from our current estimate.
      Net income for the first half of 2005 decreased $17.6 million (32%) to $36.7 million from $54.3 million in the comparable period in 2004. Diluted earnings per share for the first half of 2005 decreased 32% to $0.54 from $0.79 in the comparable period in 2004. Net income was negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amounts of $4.4 million and $9.9 million in the first half of 2005 and 2004, respectively. Diluted earnings per share were negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amounts of $0.06 and $0.15 per share in the first half of 2005 and 2004, respectively. The Company expects to complete the integration of the Top-Flite operations and incur additional integration charges of approximately $5.0 million during the second half of 2005.
Financial Condition
      Cash and cash equivalents increased $11.0 million (35%) to $42.7 million at June 30, 2005, from $31.7 million at December 31, 2004. The increase in cash primarily resulted from cash provided by financing activities of $35.6 million offset by cash used in operating activities of $4.1 million and cash used in investing activities of $19.0 million. Cash flows used in operating activities for the six months ended June 30, 2005, reflect net income of $36.8 million, adjusted for depreciation and amortization of $22.7 million, a $48.5 million increase in accounts payable and accrued expenses, a $27.6 million decrease in income taxes receivable, and an $8.9 million increase in accrued employee compensation benefits. These cash inflows were offset by a $137.0 million increase in net accounts receivable. Cash flows used in investing activities reflects capital expenditures of $19.1 million during the first half of 2005. Cash flows provided by financing activities are primarily attributable to an increase in net borrowings under the Company’s line of credit of $37.0 million partially offset by the issuance of common stock under employee benefit plans during the period. Additionally, during the six months ended June 30, 2005, the Company declared two dividends totaling $9.6 million in the aggregate. Of this amount, $4.8 million was paid to shareholders in April 2005 and $4.8 million was payable as of June 30, 2005.
      As of June 30, 2005, the Company’s net accounts receivable increased $133.1 million to $238.3 million from $105.2 million at December 31, 2004. The increase in accounts receivable is the result of increased sales in the second quarter of 2005 due to the launch of new products and the general seasonality of the golf industry as compared to the fourth quarter of 2004. The Company’s net accounts receivable decreased $22.8 million at June 30, 2005 as compared to the Company’s net accounts receivable at June 30, 2004. This decrease is primarily attributable to shorter payment terms offered in 2005 compared to the extended payment terms offered in 2004. The Company’s days sales outstanding (“DSO”) were 67 days at June 30, 2005, compared to 67 days at December 31, 2004, and 79 days at June 30, 2004.
      As of June 30, 2005, the Company’s net inventory increased $12.1 million to $193.4 million from $181.2 million at December 31, 2004. The Company’s net inventory increased $38.8 million as of June 30, 2005 as compared to the Company’s net inventory as of June 30, 2004. This increase in inventory is primarily due to an increase in the number of iron models and the addition of a new Ben Hogan line of woods in the 2005 product line as well as the timing of sales during 2005 as compared to 2004.
      As of June 30, 2005, the Company’s net property, plant and equipment decreased $3.8 million to $132.1 million from $135.9 million at December 31, 2004. This decrease is primarily due to depreciation of $21.1 million during the first six months of 2005, partially offset by additions of $19.1 million during the same period.

Liquidity and Capital Resources

Sources of Liquidity
      The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities in effect from time to time. The Company currently expects this to continue. The Company’s credit facility, which is scheduled to expire on November 5, 2009, provides for a revolving line of credit from Bank of America, N.A. and certain other lenders (“the Line of Credit”). The Line of Credit provides for revolving loans of up to $250.0 million (with the possible expansion of the Line of Credit to $300.0 million upon the satisfaction of certain conditions and the agreement of the lenders). Actual borrowing availability under the Line of Credit is effectively limited by the financial covenants set forth in the agreement governing the Line of Credit. At June 30, 2005, the maximum amount that could be borrowed under the Line of Credit was approximately $200.0 million and of that amount, the Company had $50.0 million outstanding and Letters of Credit issued of $1.7 million.
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
      The agreement governing the Line of Credit requires the Company to maintain certain financial covenants, including a maximum leverage ratio, a minimum asset coverage ratio, a maximum capitalization ratio, a minimum interest coverage ratio and a minimum consolidated EBITDA. The agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other restrictions. Additionally, the agreement contains other provisions, including affirmative covenants, representations and warranties and events of default. As of June 30, 2005, the Company was in compliance with the covenants and the terms of the Line of Credit agreement.
      The total origination fees incurred in connection with the Line of Credit were $1.3 million and are being amortized into interest expense over five years (the term of the Line of Credit agreement). The unamortized origination fees were $1.1 million as of June 30, 2005 and have been included in other assets in the accompanying consolidated balance sheet.

Share Repurchases
      In May 2002, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $50.0 million. During the second quarter of 2005, the Company did not repurchase any of its shares under the May 2002 authorization. The Company, however, did reacquire shares of its Common Stock through the withholding of shares in satisfaction of employee tax obligations in connection with the vesting of employee restricted stock awards. (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds).
      As of June 30, 2005, the Company is authorized to repurchase up to $7.9 million of its Common Stock under the repurchase program announced in May 2002. The Company’s repurchases of shares of Common Stock are recorded at cost in Common Stock held in treasury and result in a reduction of shareholders’ equity.

Other Significant Cash and Contractual Obligations
      The following table summarizes certain significant cash and contractual obligations as of June 30, 2005 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period

					More
		Less Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Line of credit	$50.0	$50.0	$—	$—	$—
Operating leases(1)	14.0	5.7	6.1	1.5	0.7
Capital leases(2)	0.1	0.1	—	—	—
Unconditional purchase obligations(3)	125.1	29.4	58.8	36.0	0.9
Deferred compensation(4)	7.5	0.9	0.7	0.5	5.4

Total(5)	$196.7	$86.1	$65.6	$38.0	$7.0

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.

(2)	The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable capital leases.

(3)	During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than one year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.

(4)	The Company has an unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9.7 million at June 30, 2005.

(5)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated, and therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. See Note 9 — “Supply of Electricity and Energy Contracts.”

      During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has several consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three and six months ended June 30, 2005 was not material to the Company’s financial position, results of operations or cash flows.
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

Capital Resources
      The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $30 to $35 million for the year ended December 31, 2005.

Off-Balance-Sheet Arrangements
      The Company does not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

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
      The Company’s newly introduced golf club products generally, but not always, have a product life cycle of up to two years. These products generally sell significantly better in the first year after introduction as compared to the second year. In certain markets, such as Japan, the decline in sales occurs sooner in the product cycle and is more significant. The Company’s fusion woods generally sell at higher price points than its titanium metal woods, and its titanium metal woods generally sell at higher price points than its steel metal woods. Historically, the Company’s woods products generally have achieved better gross margins than its irons products. However, price compression in the woods market has made this differential less, and at times gross margins on woods may be less than other products. The Company’s sales and gross margins for a particular period may be negatively or positively affected by the mix of new products sold in such period.

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
      The Company uses United Parcel Service (“UPS”) for substantially all ground shipments of products to its U.S. customers. The Company uses air carriers and ship services for most of its international shipments of products. Any significant interruption in UPS, air carrier or ship services could have a material adverse effect upon the Company’s ability to deliver its products to its customers. If there were any significant interruption in such services, there is no assurance that the Company could engage alternative suppliers to deliver its products in a timely and cost-efficient manner. In addition, many of the components the Company uses to build its golf clubs, including clubheads and shafts, are shipped to the Company via air carrier and ship services. Any significant interruption in UPS services, air carrier services or ship services into or out of the United States could have a material adverse effect upon the Company (see below “International Risks”).

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
      On a consolidated basis, no one customer that distributes the Company’s golf clubs or balls in the United States accounted for more than 5% and 4% of the Company’s revenue during the first six months ended June 30, 2005 and 2004, respectively. On a segment basis, the Company’s golf ball customer base is much more concentrated than its golf club customer base. In the first six months of 2005, the top five golf ball customers accounted for approximately 17% of the Company’s total golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

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

Change In Accounting Rules
      The Company currently and historically has accounted for its stock based compensation under Accounting Principles Board Opinion No. 25 (“APB No. 25”). Under APB No. 25, the Company is not required to record compensation expense for equity-based awards granted to employees. The Financial Accounting Standards Board recently issued SFAS No. 123R which requires the Company to begin recording compensation expense for such awards based upon the fair value of such awards for the first fiscal year beginning after January 1, 2006. Such non-cash compensation expense is anticipated to have a significant adverse effect upon the Company’s reported earnings.
      Although the Company has historically provided in the notes to its financial statements pro forma earnings information showing what the Company’s results would have been had the Company been recording compensation expense for such awards, the amount of such expense was not reflected in its financial results. Consequently, when the Company begins recording such compensation expense in 2006, the period over period comparisons will be significantly affected by the inclusion of such expense in 2006 and the absence of such expense from 2005 and prior periods. If investors do not appropriately consider these changes in accounting rules, the price at which the Company’s stock is traded could be significantly adversely affected. Had this accounting standard been in effect during the six months ended June 30, 2005, the Company’s net income and diluted earnings per share would have decreased by $2.3 million and $0.04, respectively.

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
      As of June 30, 2005 and 2004, the notional amounts of the Company’s foreign exchange contracts were approximately $78.8 million and $85.0 million, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At June 30, 2005, the fair value of foreign currency-related derivatives was recorded as current assets of $2.0 million and current liabilities of $0.1 million.
      As of June 30, 2005 and 2004, there were no foreign exchange contracts designated as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized.
      The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three and six months ended June 30, 2005, no gain or loss was recorded as a result of changes in the spot-forward differential. During the six months ended June 30, 2004, the Company recorded a net loss of $0.1 million, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.
      At June 30, 2005 and 2004, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $78.8 million and $85.0 million, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended June 30, 2005 and 2004, the Company recorded a net gain of $2.8 million and a net gain of $1.1 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures. During the six months ended June 30, 2005 and 2004, the Company recorded net gains of $3.6 million and $0.6 million respectively, on contracts used to hedge balance sheet exposures.
      Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2005 through its derivative financial instruments.
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
      The estimated maximum one-day loss from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $7.9 million at June 30, 2005. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $7.9 million at June 30, 2005 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.
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
      Disclosure Controls and Procedures. As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.
      Changes in Internal Control Over Financial Reporting. During the first quarter of 2005, the Company changed certain aspects of its golf club manufacturing process, including the method of tracking inventory within that process. As a result of this change, the Company implemented new internal controls for tracking inventory within the manufacturing process. During the second quarter of 2005, the Company made further changes to its golf club manufacturing process and as a result also made further changes to its internal controls for tracking inventory within the manufacturing process. The Company believes that its internal controls for tracking inventory were effective as of June 30, 2005. During the quarter ended June 30, 2005, there were no other changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
      Lundsford II was filed on September 28, 2004 and the complaint asserts that the NPIP constitutes an unlawful resale price agreement and an attempt to monopolize golf club sales prohibited by federal antitrust law. The complaint also alleges a violation of the state antitrust laws of Tennessee, Kansas, South Carolina and Oklahoma. Lundsford II seeks to assert a nationwide class action consisting of all persons who purchased Callaway Golf clubs subject to the NPIP on or after March 30, 2000. Plaintiff seeks treble damages under the federal antitrust laws, compensatory damages under state law, and an injunction. The Lundsford II court has not made a determination that the case may proceed in the form of a class action. The parties are engaged in discovery and motion practice. Plaintiff has moved for summary judgment and to certify the case as a nationwide class action. On July 13, 2005 the court denied the plaintiff’s motion for summary judgment. On July 20, 2005, the court denied plaintiff’s motion to certify the case as a nationwide class action.

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
      On December 14, 2004, Callaway Golf Sales Company was served with a complaint captioned York v. Callaway Golf Sales Company, filed in the Circuit Court for Dade County, Florida, Case No. 04-25625 CA 11, asserting a purported class action on behalf of all consumers who purchased allegedly defective HX Red golf balls with cracked covers. The complaint contains causes of action for strict liability, breach of implied and express warranties, and violation of the Magnuson-Moss Consumer Product Warranty Act. On January 12, 2005, Callaway Golf removed the case to the United States District Court for the Southern District of Florida. Plaintiff subsequently dismissed his federal claim, and two of his state court claims, and the case was remanded to the Circuit Court for Dade County, Florida. Thereafter, plaintiff dismissed the complaint without prejudice, terminating the matter.
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
      In May 2002, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $50.0 million. During the second quarter of 2005, the Company did not repurchase any of its shares under the May 2002 authorization. The Company, however, did reacquire shares of its Common Stock through the withholding of shares in satisfaction of employee tax obligations in connection with the vesting of employee restricted stock awards. Set forth below is a summary of the shares reacquired during the second quarter of 2005 (in thousands except per share amounts):

				Approximate Dollar
			Total # of Shares	Value of Shares
		Average Price	Purchased as Part of	that may yet be
	Total # of Shares	Paid	Publicly Announced	Purchased Under the
	Purchased(1)	per Share	Plans or Programs	Plans or Programs

April 1, 2005 — April 30, 2005	—	—	—	$7,900
May 1, 2005 — May 31, 2005	—	—	—	$7,900
June 1, 2005 — June 30, 2005	3	$12.36	—	$7,900

(1)	All share acquisitions set forth in this table were made in connection with the satisfaction of employee tax obligations upon the vesting of restricted stock awards.
      As of June 30, 2005, the Company is authorized to repurchase up to $7.9 million of its Common Stock under the repurchase program announced in May 2002. The Company’s repurchases of shares of Common Stock are recorded at average cost in Common Stock held in treasury and result in a reduction of shareholders’ equity.

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      On May 24, 2005, the Company held its 2005 Annual Meeting of Shareholders. William C. Baker, Samuel H. Armacost, Ronald S. Beard, John C. Cushman, III, Yotaro Kobayashi, Richard L. Rosenfield and Anthony S. Thornley were elected to the Board of Directors. In addition, the Company’s shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.
      The voting results for the election of directors were as follows:

Name	Votes For	Votes Withheld

William C. Baker	65,678,243	4,490,829
Samuel H. Armacost	67,022,161	3,146,911
Ronald S. Beard	67,024,942	3,144,130
John C. Cushman, III	68,881,623	1,287,449
Yotaro Kobayashi	68,701,951	1,467,121
Richard L. Rosenfield	68,012,408	2,156,664
Anthony S. Thornley	67,491,237	2,677,835
      The voting results for the ratification to appoint Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 are as follows:

Votes For	Votes Against	Abstain

69,679,051	374,675	115,346

Item 5.	Other Information
      None

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (‘Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

10.56	Third Amendment to First Amended Executive Officer Employment Agreement by and between the Company and Bradley J. Holiday.†

10.57	Form of Restricted Stock Grant for Officers.†
31.1	Certification of George Fellows pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Callaway Golf Company

By:	/s/ Bradley J. Holiday

Bradley J. Holiday
Senior Executive Vice President and
Chief Financial Officer
Date: August 4, 2005

EXHIBIT INDEX

Exhibit	Description

10.56	Third Amendment to First Amended Executive Officer Employment Agreement by and between the Company and Bradley J. Holiday.
10.57	Form of Restricted Stock Grant for Officers.
31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.