Form 10-Q
period 2005-09-30
CALLAWAY GOLF CO /CA
filed 2005-10-27
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of September 30, 2005 was 76,449,883.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, as well as estimated integration and restructuring charges, projected capital expenditures, and future contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties, including delays, difficulties, changed strategies, or unanticipated factors affecting the implementation of the restructuring initiatives, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Callaway Golf Company” contained in this report, as well as the Company’s other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Passion For Excellence — Apex — Apex Edge — Apex Tour — Baby Ben — Ben Hogan — BH — BH-5 — Big Ben — Big Bertha — C design — C455 — CB1 — CS-3 — CTU 30 — Callaway — Callaway Golf — Callaway Hickory Stick — Carnoustie — Chevron Device — Complete — Dawn Patrol — Daytripper — Demonstrably Superior and Pleasingly Different — Deuce — DFX — Distance Yourself — Divine Nine — Dual Force — Dual Zone — Edge CFT — Ely Would — ERC — Ever Grip — Explosive Distance.Amazing Soft Feel — Flying Lady — FT-3 — FTX — Fusion — Game Enjoyment System — Gems — GES — Ginty — Great Big Bertha — Hawk Eye — Heavenwood — Hogan — HX — I-Trax — Legacy — Legend — Little Ben — Little Bertha — Long & Soft — Molitor — Number One Putter in Golf — Odyssey — Pure Distance — RCH — Riviera — Rossie — Rule 35 — S2H2 — STS — SenSert — Speed Slot — Solitaire — Steelhead — Strata — Stronomic — Sure-Out — Switch..Lower Your Scores — T design — The Hawk — The Longest Balls — The Most Played Name in Golf — TL Distance — TL Tour — Top-Flite — Top-Flite Infinity — Top-Flite Tour — Top-Flite XL — Tour Ace — Tour Blue — Tour Deep — Tour Premier — Tour Professional — Tour Straight — Tour Ultimate — Trade In! Trade Up! — TriForce — TriHot — Trilateral — Tru Bore — Tunite — VFT — Warbird — Where They Don’t Play Golf, They Don’t Play Top-Flite — White Hot — White Steel — World’s Friendliest — X-12 — X-14 — X-16 — X-18 — XL 3000 — X-SPANN — X-Tour — XWT

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$54,596	$31,657
Accounts receivable, net	141,522	105,153
Inventories, net	211,163	181,230
Deferred taxes	36,249	32,959
Income taxes receivable	—	28,697
Other current assets	16,142	14,036

Total current assets	459,672	393,732
Property, plant and equipment, net	130,525	135,865
Intangible assets, net	146,873	149,168
Goodwill	29,273	30,468
Deferred taxes	6,690	9,837
Other assets	16,247	16,667

	$789,280	$735,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$94,452	$75,501
Accrued employee compensation and benefits	26,044	20,215
Accrued warranty expense	13,773	12,043
Line of credit	—	13,000
Capital leases, current portion	11	39
Income taxes payable	9,836	—

Total current liabilities	144,116	120,798
Long-term liabilities:
Deferred compensation	8,148	8,674
Energy derivative valuation account	19,922	19,922
Capital leases, net of current portion	15	26
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 84,950,694 and 84,785,694 issued at September 30, 2005 and December 31, 2004, respectively	850	848
Additional paid-in capital	400,850	387,950
Unearned compensation	(10,808)	(12,562)
Retained earnings	454,595	437,269
Accumulated other comprehensive income	4,283	11,081
Less: Grantor Stock Trust held at market value, 6,048,248 shares and 7,176,678 shares at September 30, 2005 and December 31, 2004, respectively	(91,268)	(96,885)

	758,502	727,701
Less: Common Stock held in treasury, at cost, 8,500,811 and 8,497,667 shares at September 30, 2005 and December 31, 2004, respectively	(141,423)	(141,384)

Total shareholders’ equity	617,079	586,317

	$789,280	$735,737

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Net sales	$220,611	100%	$128,457	100%	$843,600	100%	$790,151	100%
Cost of sales	133,713	61%	102,386	80%	477,363	57%	470,053	59%

Gross profit	86,898	39%	26,071	20%	366,237	43%	320,098	41%
Operating expenses:
Selling expense	69,744	32%	58,300	45%	236,129	28%	203,991	26%
General and administrative expense	19,531	9%	23,219	18%	59,855	7%	67,914	9%
Research and development expense	7,116	3%	7,855	6%	20,439	2%	23,523	3%

Total operating expenses	96,391	44%	89,374	70%	316,423	38%	295,428	37%

Income (loss) from operations	(9,493)	(4)%	(63,303)	(49)%	49,814	6%	24,670	3%
Other income (expense), net	735		1,091		(2,252)		(230)

Income (loss) before income taxes	(8,758)	(4)%	(62,212)	(48)%	47,562	6%	24,440	3%
Provision for (benefit from) income taxes	(3,954)		(26,317)		15,614		6,075

Net income (loss)	$(4,804)	(2)%	$(35,895)	(28)%	$31,948	4%	$18,365	2%

Earnings (loss) per common share:
Basic	$(0.07)		$(0.53)		$0.47		$0.27
Diluted	$(0.07)		$(0.53)		$0.46		$0.27
Weighted-average shares outstanding:
Basic	68,849		67,847		68,436		67,641
Diluted	68,849		67,847		69,028		68,235
Dividends declared per share	$0.07		$0.07		$0.21		$0.21

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$31,948	$18,365
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	30,942	39,027
Non-cash compensation	5,733	101
Loss on disposal of long-lived assets	1,109	4,270
Tax benefit from exercise of stock options	951	1,882
Net non-cash foreign currency hedging gains	—	1,723
Deferred taxes	(2,110)	12,254
Changes in assets and liabilities:
Accounts receivable, net	(40,369)	(13,710)
Inventories, net	(34,030)	26,111
Income tax receivable	38,554	(39,234)
Other assets	(1,762)	4,238
Accounts payable and accrued expenses	20,545	(9,286)
Accrued employee compensation and benefits	6,210	334
Accrued warranty expense	1,730	(51)
Deferred compensation	(526)	108

Net cash provided by operating activities	58,925	46,132

Cash flows from investing activities:
Capital expenditures	(25,721)	(16,065)
Business acquisitions, net of cash acquired	—	(9,204)
Proceeds from sale of capital assets	71	415

Net cash used in investing activities	(25,650)	(24,854)

Cash flows from financing activities:
Proceeds from line of credit	265,600	—
Payments on line of credit	(278,600)	—
Issuance of Common Stock	13,589	18,649
Dividends paid, net	(9,706)	(14,232)
Acquisition of Treasury Stock	(39)	(6,298)
Payments on financing arrangements	(39)	—

Net cash used in financing activities	(9,195)	(1,881)

Effect of exchange rate changes on cash and cash equivalents	(1,141)	781

Net increase in cash and cash equivalents	22,939	20,178
Cash and cash equivalents at beginning of period	31,657	47,340

Cash and cash equivalents at end of period	$54,596	$67,518

Non-cash financing activities:
Dividends payable at period end	$4,916	$—
Liabilities assumed in connection with acquisition	$—	$4,380
Issuance of restricted stock	$117	$800

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Grantor Stock Trust	Treasury Stock
	Shares	Amount						Shares	Amount	Total
Balance, December 31, 2004	84,786	$848	$387,950	$(12,562)	$437,269	$11,081	$(96,885)	(8,498)	$(141,384)	$586,317
Exercise of stock options	5	—	(1,311)		—	—	10,985	—	—	9,674
Tax benefit from exercise of stock options	—	—	951	—	—	—	—	—	—	951
Issuance of Restricted Common Stock	160	2	2,387	(2,272)	—	—	—	—	—	117
Compensatory Stock and Stock Options	—	—	1,590	4,026	—	—	—	—	—	5,616
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(3)	(39)	(39)
Employee stock purchase plan	—	—	(1,432)	—	—	—	5,347	—	—	3,915
Cash dividends declared	—	—	—	—	(14,622)	—	—	—	—	(14,622)
Adjustment of Grantor Stock Trust shares to market value	—	—	10,715	—	—	—	(10,715)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	(4,818)	—	—	—	(4,818)
Unrealized gain loss cash flow hedges, net of tax	—	—	—	—	—	(1,980)	—	—	—	(1,980)
Net income	—	—	—	—	31,948	—	—	—	—	31,948

Balance, September 30, 2005	84,951	$850	$400,850	$(10,808)	$454,595	$4,283	$(91,268)	(8,501)	$(141,423)	$617,079

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

2. Restructuring Initiatives

In September, 2005, the Company began the implementation of several company-wide restructuring initiatives designed to improve the Company’s business processes and reduce the Company’s overall expenses (the “2005 Restructuring Initiatives”). The 2005 Restructuring Initiatives include, among other things, the integration of the Callaway Golf, Odyssey, Top-Flite and Ben Hogan selling functions, the complete consolidation of all golf ball manufacturing at the Top-Flite locations in Massachusetts and New York, and the elimination or reduction of other operating expenses. The Company expects to incur charges in the approximate aggregate amount of $12,000,000 in 2005 and 2006 related to the implementation of the 2005 Restructuring Initiatives, including approximately $11,000,000 for employee termination benefits, as discussed below. The 2005 Restructuring Initiatives and estimated charges for such initiatives are in addition to the previously reported integration of the Callaway Golf and Top-Flite operations and the charges for such integration.

In connection with the 2005 Restructuring Initiatives, the Company committed to staff reductions that will involve the elimination of approximately 500 positions worldwide, including full-time and part-time employees, temporary staffing and open positions. The Company expects that most of the employee terminations will be completed by December 31, 2005 and that all such employee terminations will be completed by December 31, 2006. Terminated employees will receive termination benefits for a specified period.

In connection with the 2005 Restructuring Initiatives, the Company recorded charges for the third quarter of 2005 in the amount of $6,244,000 for employee termination benefits. The Company expects to incur additional charges of approximately $6,000,000 during the remainder of 2005 and 2006 related to the 2005 Restructuring Initiatives.

3. Stock-Based Employee Compensation

The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25,

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

“Accounting for Stock Issued to Employees,” and related interpretations. All employee stock-option awards granted during the period were granted with an exercise price equal to the market value of the underlying common stock on the effective date of grant and no compensation cost is reflected in net income for those awards. For the three and nine months ended September 30, 2005, the Company recorded compensation expense of $1,776,000 and $5,733,000, respectively, as a result of restricted stock awards granted to employees and professional endorsers of the Company. During the three and nine months ended September 30, 2004, the Company recorded compensation expense of $99,000 as a result of restricted stock awards granted in 1998 to certain employees of the Company. The following table illustrates what net income and earnings per share would have been had the Company applied the fair value-based recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” in measuring stock-based employee compensation expense (in thousands, except per data share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income:
Net income (loss), as reported	$(4,804)	$(35,895)	$31,948	$18,365
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	93	57	232	57
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,297)	(3,087)	(3,780)	(7,933)

Pro forma net income (loss)	$(6,008)	$(38,925)	$28,400	$10,489

Earnings (loss) per common share:
Basic — as reported	$(0.07)	$(0.53)	$0.47	$0.27
Basic — pro forma	$(0.09)	$(0.57)	$0.41	$0.16
Diluted — as reported	$(0.07)	$(0.53)	$0.46	$0.27
Diluted — pro forma	$(0.09)	$(0.57)	$0.41	$0.15

The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Dividend yield	2.0%		1.9%		1.9%		1.9%
Expected volatility	43.4%		42.1%		43.5%		42.1%
Risk free interest rates	4.7%		2.8%		3.6%		2.8%
Expected lives	3.6 yea	rs	3.3 yea	rs	3.7 yea	rs	3.3 yea	rs

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company’s employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

valuation models require the input of highly subjective assumptions including the expected stock price volatility and the expected life of an option. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee.

During 2005 and 2004, the Company granted 160,000 and 1,053,000 shares, respectively, of Restricted Common Stock, which are restricted as to sale or transfer until vesting. The net compensation expense related to these shares is recognized ratably over the vesting period, based on the market value of the stock on the measurement date.

4. Inventories

Inventories are summarized below (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$95,005	$73,558
Work-in-process	8,606	6,768
Finished goods	125,974	114,505

	229,585	194,831
Reserve for excess and obsolescence	(18,422)	(13,601)

Total inventories, net	$211,163	$181,230

5. Goodwill and Intangible Assets

The Company accounts for its goodwill and other non-amortizing intangible assets using SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company’s goodwill and certain intangible assets are not amortized throughout the period, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class (in thousands):

	Useful Life (Years)	September 30, 2005			December 31, 2004
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-amortizing:
Trade name, trademark and trade dress		$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	3-16	34,046	10,552	23,494	35,307	9,787	25,520
Other	1-9	2,335	750	1,585	3,080	1,226	1,854

Total intangible assets		$158,175	$11,302	$146,873	$160,181	$11,013	$149,168

Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 1-16 years. During the three months ended September 30, 2005 and 2004, aggregate amortization expense was approximately $766,000 and $705,000, respectively. During the nine months ended September 30, 2005 and

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2004, aggregate amortization expense was approximately $2,295,000 and $2,470,000, respectively. Amortization expense related to intangible assets at September 30, 2005 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2005	$690
2006	2,979
2007	2,990
2008	2,955
2009	2,766
2010	2,687
Thereafter	10,012

$25,079

Changes in goodwill during the three and nine months ended September 30, 2005 were due to foreign currency fluctuations.

6. Financing Arrangements

The Company’s credit facility, which is scheduled to expire on November 5, 2009, provides for a revolving line of credit from Bank of America, N.A. and certain other lenders (“the Line of Credit”). The Line of Credit provides for revolving loans of up to $250,000,000 (with the possible expansion of the Line of Credit to $300,000,000 upon the satisfaction of certain conditions and the agreement of the lenders). Actual borrowing availability under the Line of Credit is effectively limited by the financial covenants set forth in the agreement governing the Line of Credit. The maximum available amount that could be borrowed under the Line of Credit at September 30, 2005 is approximately $247,000,000. However, at September 30, 2005, the Company had no balance outstanding under the Line of Credit other than $1,700,000 of issued Letters of Credit.

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

The agreement governing the Line of Credit requires the Company to maintain certain financial covenants, including a maximum leverage ratio, a minimum asset coverage ratio, a maximum capitalization ratio, a minimum interest coverage ratio and a minimum consolidated EBITDA. The agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other restrictions. Additionally, the agreement contains other provisions, including affirmative covenants, representations and warranties and events of default. As of September 30, 2005, the Company was in compliance with the covenants and the terms of the Line of Credit agreement.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total origination fees incurred in connection with the Line of Credit were $1,263,000 and are being amortized into interest expense over five years (the term of the Line of Credit agreement). The unamortized origination fees were $1,032,000 as of September 30, 2005 and have been included in other assets in the accompanying consolidated balance sheet.

7. Product Warranty

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Beginning balance	$13,232	$13,468	$12,043	$12,627
Provision	3,284	2,123	9,278	9,270
Claims paid/costs incurred	(2,743)	(3,014)	(7,548)	(9,320)

Ending balance	$13,773	$12,577	$13,773	$12,577

8. Earnings Per Share

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2005 and 2004 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted-average shares outstanding:
Weighted-average shares outstanding — Basic	68,849	67,847	68,436	67,641
Dilutive securities	—	—	592	594

Weighted-average shares outstanding — Diluted	68,849	67,847	69,028	68,235

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities are excluded from the computation of earnings per shares in periods in which a net loss is reported, as their effect would be antidilutive. Thus, weighted-average shares outstanding – Diluted is the same as weighted average shares outstanding – Basic in periods in which a loss is reported. For the three months ended September 30, 2005 and 2004, options outstanding totaling 7,442,000 and 13,049,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive. For the nine months ended September 30, 2005 and 2004, options outstanding totaling 8,320,000 and 9,634,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Commitments and Contingencies

Tax Matters

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company accrues an amount for its estimate of probable additional tax liability that it could incur as a result of the ultimate resolution of disagreements with the various taxing authorities. The Company believes that the tax contingency accrual is adequate to cover any such additional tax liability. The tax contingency accrual is recorded as a component of the Company’s net income taxes payable/receivable balance, which the Company reviews and updates over time as more definitive information becomes available from taxing authorities, completion of tax audits or upon occurrence of other events. During the three and nine months ended September 30, 2005, the Company recorded net favorable adjustments of approximately $1,100,000 and $2,900,000, respectively, related to previously estimated tax liabilities as a result of its assessment and resolution of various tax exposures during 2005.

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

In the fall of 1999, the Company adopted a unilateral sales policy called the “New Product Introduction Policy” (“NPIP”). The NPIP sets forth the basis on which the Company chooses to do business with its customers with respect to the introduction of new products. The NPIP has been the subject of several legal challenges. Currently pending cases, described below, include Lundsford v. Callaway Golf, Case No. 2001-24-IV, pending in Tennessee state court (“Lundsford I”); Foulston v. Callaway Golf, Case No. 02C3607, pending in Kansas state court; Murray v. Callaway Golf Sales Company, Case No. 3:04CV274-H, pending in the United States District Court for the Western District of North Carolina; and Lundsford v. Callaway Golf, Civil Action No. 3:04-cv-442, pending in the United States District Court for the Eastern District of Tennessee (“Lundsford II”). An adverse

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

resolution of the NPIP cases could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

Lundsford I was filed on April 6, 2001, and seeks to assert a putative class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products covered by the NPIP on or after March 30, 2000. Plaintiff asserts violations of Tennessee and Kansas antitrust and consumer protection laws and is seeking damages, restitution and punitive damages. The court has not made any determination that the case may proceed in the form of a class action. In light of the subsequently filed Lundsford II case, the parties agreed to stay Lundsford I and to dismiss it without prejudice once the federal court proceedings in Lundsford II are underway. Subsequent to this agreement, plaintiff moved to reactivate Lundsford I and that motion is currently pending. No hearing date has been set on that motion.

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

The complaint in Murray was filed on May 14, 2004, alleging that a retail golf business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products after the store violated the NPIP, and by the failure to permit plaintiff to sell Callaway Golf products on the Internet. The proprietor seeks compensatory and punitive damages associated with the failure of his retail operation. Callaway Golf removed the case to the United States District Court for the Western District of North Carolina, and has answered the complaint denying liability. The parties are currently engaged in discovery and motion practice, and a trial date in December 2005 has been set by the court.

Lundsford II was filed on September 28, 2004 and the complaint asserts that the NPIP constitutes an unlawful resale price agreement and an attempt to monopolize golf club sales prohibited by federal antitrust law. The complaint also alleges a violation of the state antitrust laws of Tennessee, Kansas, South Carolina and Oklahoma. Lundsford II seeks to assert a nationwide class action consisting of all persons who purchased Callaway Golf clubs subject to the NPIP on or after March 30, 2000. Plaintiff seeks treble damages under the federal antitrust laws, compensatory damages under state law, and an injunction. The Lundsford II court determined on July 20, 2005 that the case may not proceed in the form of a class action. The court also denied plaintiff’s motion for summary judgment. On September 22, 2005, the United States Court of Appeals for the Sixth Circuit denied plaintiff’s request to file an interim appeal of the class certification issue. The plaintiff’s request to the district court for permission to appeal the adverse ruling on the summary judgment ruling is pending. Trial has been set for the summer of 2006. The parties are engaged in discovery and motion practice.

On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a Maxfli (“Maxfli”), for infringement of a golf ball aerodynamics patent owned by the Company, U.S. Patent No. 6,213,898 (the “Aerodynamics Patent”). The Company later amended its complaint to add a claim that Maxfli engaged in false advertising by claiming that its A10 golf balls were the “longest ball on tour.” Maxfli answered the complaint denying patent infringement and false advertising, and also filed a counterclaim asserting that former Maxfli employees hired by the Company had disclosed confidential Maxfli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. In the counterclaim, Maxfli sought compensatory damages of $30,000,000; punitive damages equal to two times the compensatory damages; prejudgment interest; attorneys’ fees; a declaratory judgment; and injunctive relief. On November 12, 2003,

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

pursuant to an agreement between the Company and Maxfli, the court dismissed the Company’s claim for infringement of the Aerodynamics Patent. On May 13, 2004, the Court granted the Company’s motion for summary judgment, eliminating a portion of Maxfli’s counterclaim and reducing Maxfli’s compensatory damages claim from approximately $30,000,000 to $18,500,000. The case was tried to a jury beginning on August 2, 2004. On August 12, 2004, the jury returned a verdict of $2,200,000 in favor of the Company based upon its finding that Maxfli willfully engaged in false advertising. The jury also rejected Maxfli’s counterclaim that the Company used any Maxfli trade secrets. Maxfli filed post-trial motions seeking to set aside the verdict and/or obtain a new trial. In post-trial motions, Callaway Golf is seeking attorneys’ fees and prejudgment interest on its successful false advertising claim, while Maxfli is seeking attorneys’ fees on the dismissal of the patent infringement claims filed by Callaway Golf. On August 25, 2005, the district court issued an opinion and order ruling on all post trial motions. The district court rejected Maxfli’s motion for a new trial on the trade secret claim, and its request for attorneys’ fees. Similarly, the court denied Callaway Golf’s request for attorneys’ fees and prejudgment interest. The court, however, granted Maxfli’s request to reduce the jury’s damages award to Callaway Golf from $2,000,000 to $1,100,000. Thereafter the parties resolved the matter on terms that are confidential. Settlement documentation has been executed by the parties, thereby concluding the matter.

The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Except as discussed above with regard to the cases challenging the NPIP, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations, cash flows or financial position.

Supply of Electricity and Energy Contracts

In 2001, the Company entered into an agreement with Pilot Power Group, Inc. (“Pilot Power”) as the Company’s energy service provider and in connection therewith entered into a long-term, fixed-priced, fixed- capacity, energy supply contract (the “Enron Contract”) with Enron Energy Services, Inc. (“EESI”), a subsidiary of Enron Corporation, as part of a comprehensive strategy to ensure the uninterrupted supply of energy while capping electricity costs in the volatile California energy market. The Enron Contract provided, subject to the other terms and conditions of the contract, for the Company to purchase nine megawatts of energy per hour from June 1, 2001 through May 31, 2006 (394,416 megawatts over the term of the contract). The total purchase price for such energy over the full contract term would have been approximately $43,484,000.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company believes the Enron Contract has been terminated, and as of September 30, 2005, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unconditional Purchase Obligations

During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of September 30, 2005, the Company has entered into many of these contractual agreements with terms ranging from one to seven years. The minimum obligation that the Company is required to pay under these agreements is $113,653,000 over the next seven years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of September 30, 2005 are as follows:

(In thousands)
2005	$42,492
2006	28,019
2007	20,885
2008	17,231
2009	4,126
Thereafter	900

$113,653

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three and nine months ended September 30, 2005 was not material to the Company’s financial position, results of operations or cash flows.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

10. Segment Information

The Company’s operating segments are organized on the basis of products and include Golf Clubs and Golf Balls. The Golf Clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, irons, wedges and putters as well as Odyssey putters and other golf-related accessories. The Golf Balls segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan golf balls that are designed, manufactured and sold by the Company. There are no significant inter-segment transactions.

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales
Golf Clubs	$170,227	$87,329	$663,424	$602,396
Golf Balls	50,384	41,128	180,176	187,755

	$220,611	$128,457	$843,600	$790,151

Income (loss) before provision for income taxes(1)
Golf Clubs(2)	$8,685	$(50,118)	$82,429	$59,582
Golf Balls(3)	(7,700)	(5,173)	43	(3,064)
Reconciling items(4)	(9,743)	(6,921)	(34,910)	(32,078)

	$(8,758)	$(62,212)	$47,562	$24,440

Additions to long-lived assets
Golf Clubs	$2,868	$3,518	$12,614	$9,631
Golf Balls	3,797	4,808	13,107	6,434

	$6,665	$8,326	$25,721	$16,065

(1)	Prior period amounts have been reclassified to conform with current period presentations as a result of changes in the current year allocation methods for certain selling, general and administrative and research and development expenses.
(2)

The Company’s 2005 and 2004 income before provision for income taxes for Golf Clubs includes the recognition of integration charges in the amounts of approximately $3,295,000 and $1,883,000 for the three months ended September 30, 2005 and 2004, respectively, and $4,665,000 and $4,475,000 for the nine

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

months ended September 30, 2005 and 2004, respectively, related to the integration of the Callaway Golf and Top-Flite operations.
(3)	The Company’s 2005 and 2004 income before provision for income taxes for Golf Balls includes the recognition of integration charges in the amounts of approximately $3,747,000 and $4,429,000 for the three months ended September 30, 2005 and 2004, respectively, and $8,115,000 and $13,387,000 for the nine months ended September 30, 2005 and 2004, respectively, related to the integration of the Callaway Golf and Top-Flite operations.
(4)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. For the three months ended September 30, 2005, the reconciling items include the recognition of non-allocated integration and restructuring charges in the amounts of approximately $247,000 and $1,188,000, respectively. For the nine months ended September 30, 2005, the reconciling items include the recognition of non-allocated integration and restructuring charges in the amounts of approximately $1,156,000 and $1,188,000, respectively. For the three and nine months ended September 30, 2004, the reconciling items include the recognition of non-allocated integration charges of approximately $1,156,000 and $5,402,000, respectively.

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

Foreign Currency Exchange Contracts

The Company from time to time enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated intercompany sales of inventory denominated in foreign currencies, payments due on intercompany transactions from certain wholly owned foreign subsidiaries, and anticipated sales by the Company’s wholly owned European subsidiary for certain Euro-denominated transactions. Hedged transactions are denominated primarily in British Pounds, Euros, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements which may include derivatives that do not meet the criteria for hedge accounting. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within twelve months from their inception.

At September 30, 2005 and 2004, the notional amounts of the Company’s foreign exchange contracts were approximately $70,154,000 and $33,530,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. At September 30, 2005, the fair values of foreign currency-related derivatives were recorded as current assets of $1,310,000 and current liabilities of $824,000.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2005 and 2004, there were no foreign exchange contracts designated as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized.

The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense). For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense). During the three and nine months ended September 30, 2005, no gain or loss was recorded as a result of changes in the spot-forward differential. During the three and nine months ended September 30, 2004, the Company recorded no gain or loss and a net loss of $103,000, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

At September 30, 2005 and 2004, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $70,154,000 and $33,530,000, respectively. The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended September 30, 2005 and 2004, the Company recorded net losses of $363,000 and $915,000, respectively, due to net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting. During the nine months ended September 30, 2005 and 2004, the Company recorded a net gain of $3,212,000 and a net loss of $282,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

12. Comprehensive Income

Comprehensive income is defined as all changes in a company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(4,804)	$(35,895)	$31,948	$18,365
Other comprehensive income:
Foreign currency translation	(222)	1,152	(4,818)	(16)
Net unrealized gain (loss) on cash flow hedges, net of tax	(919)	470	(1,980)	3,781

Comprehensive income (loss)	$(5,945)	$(34,273)	$25,150	$22,130

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing pronouncements. As of September 30, 2005, the Company has evaluated the impact of SFAS 154 and does not expect the adoption of this Statement to have a significant impact on its consolidated statement of income or financial condition. The Company will apply SFAS 154 in future periods, when applicable.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. SFAS 123R will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 123R, management expects adoption to have a material impact on its reported results of operations in amounts that are currently undeterminable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors” on the inside cover of this report.

Overview

The Company’s sales continued to improve during the third quarter of 2005 as compared to the same period in 2004, primarily due to favorable consumer acceptance of the Company’s products as well as new products launched during the quarter. Sales for the third quarter of 2005 increased 72% as compared to the third quarter of 2004, contributing to record sales for the first nine months of 2005. In addition, sales in the third quarter of 2004 were adversely affected by the Company’s pricing discount programs implemented in mid-2004 to stimulate retail sales of certain of its products.

The Company’s earnings for the third quarter of 2005 improved significantly to a loss of $0.07 per diluted share compared to a loss of $0.53 per diluted share for the third quarter of 2004. Despite this earnings improvement, the Company’s earnings continue to be hampered by gross margin pressures and high operating expenses. As a result, on September 29, 2005, the Company announced the implementation of several company-wide initiatives designed to improve the Company’s business processes and reduce the Company’s overall expenses (the “2005 Restructuring Initiatives”). The cost of implementing these initiatives is expected to result in pre-tax charges of approximately $12.0 million, $6.2 million of which was recorded in the third quarter of 2005 and the balance of which is expected to be recorded in the fourth quarter of 2005 and in 2006. The Company is also in the process of undertaking other business improvement initiatives, including the review of manufacturing processes, automation opportunities and sourcing strategies in an effort to further improve its gross margins.

The 2005 Restructuring Initiatives are in addition to the previously reported integration charges associated with the integration of the Callaway Golf and Top-Flite operations (“Top-Flite Integration”). The Top-Flite Integration is nearing completion and all of the Company’s golf balls are being manufactured at the Top-Flite facilities. During the nine months ended September 30, 2005, the Company recorded charges of $9.3 million associated with the Top-Flite Integration. To date, the Company has recorded charges of $62 million associated with the Top-Flite Integration. The Company expects to record additional charges of approximately $4 million during the remainder of 2005 and early 2006 as it completes the integration.

The Company’s sales in the fourth quarter are generally less than the other quarters because in many of the Company’s key markets fewer people are playing golf due to cold weather. Also during the fourth quarter, the Company begins preparing for the start of the new golf season. These preparations include building of inventory for the new golf season. The Company expects to increase the amount of inventory that it has on hand as it enters the new golf season to avoid some of the supply shortages it experienced during 2005 with certain of its products.

Results of Operations

Three-Month Periods Ended September 30, 2005 and 2004

Net sales increased $92.1 million (72%) to $220.6 million for the three months ended September 30, 2005 as compared to $128.5 million for the comparable period in the prior year. The overall increase in net sales was primarily due to a $48.6 million (339%) increase in sales of woods, a $24.0 million (66%) increase in sales of irons, a $9.2 million (22%) increase in sales of golf balls, a $6.8 million (44%) increase in sales of putters and a $3.5 million (17%) increase in sales of accessories and other products. The overall increase in net sales during the quarter is generally attributable to favorable consumer acceptance of the Company’s products as well as new product launches during the third quarter.

Net sales information by product category is summarized as follows (in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2005	2004	Dollars	Percent
Net sales:
Woods	$62.9	$14.3	$48.6	339%
Irons	60.3	36.3	24.0	66%
Putters	22.4	15.6	6.8	44%
Golf balls	50.4	41.2	9.2	22%
Accessories and other	24.6	21.1	3.5	17%

	$220.6	$128.5	$92.1	72%

The $48.6 million (339%) increase in net sales of woods to $62.9 million for the three months ended September 30, 2005 is primarily attributable to an increase in sales volumes as well as to higher average selling prices in the third quarter of 2005 compared to the same period in the prior year. The increase in sales volumes is primarily due to the launch of a premium driver in the third quarter of 2005 as well as favorable consumer acceptance of the Company’s current driver, fairway woods and hybrid products. The increase in average selling prices is primarily attributable to a more favorable mix of higher priced products and a reduction in pricing discount programs in the third quarter of 2005 compared to the same period in the prior year.

The $24.0 million (66%) increase in net sales of irons to $60.3 million for the three months ended September 30, 2005 resulted from higher sales volumes as well as higher average selling prices in the third quarter of 2005 compared to the same period in the prior year. The higher sales volume is primarily attributable to the Company offering more new irons models in its 2005 product line than its 2004 product line, including multi-material irons products which were not introduced until the fourth quarter of 2004. The increase in average selling prices is due to a shift in product mix to higher priced multi-material and steel irons products. These sales increases were partially offset by a decrease in sales of the Company’s older irons products which were in the second and third years of their product life cycles.

The $6.8 million (44%) increase in net sales of putters to $22.4 million for the three months ended September 30, 2005 resulted from increased sales volumes as well as higher average selling prices in the third quarter of 2005 compared to the same period in the prior year. This increase in putter sales is primarily attributable to the current year introduction of the Odyssey White Steel putter models. These increases were partially offset by a decline in sales of older putter models.

The $9.2 million (22%) increase in net sales of golf balls to $50.4 million for the three months ended September 30, 2005 resulted from an increase in sales volumes as well as higher average selling prices in the third quarter of 2005 compared to the same period in the prior year. The increase in sales volumes is primarily attributable to an increase in Callaway Golf ball sales volumes partially offset by a decrease in Top-Flite golf ball sales volumes. The increase in average selling prices is due to a favorable shift in product mix to higher priced golf ball models.

The $3.5 million (17%) increase in sales of accessories and other products to $24.6 million is primarily attributable to an increase in royalty revenue from licensed merchandise and an increase in sales of Callaway Golf and Odyssey golf bags slightly offset by a decrease in sales of other accessories.

Net sales information by regions is summarized as follows (in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2005	2004	Dollars	Percent
Net sales:
United States	$119.1	$71.4	$47.7	67%
Europe	36.4	21.9	14.5	67%
Japan	25.7	10.1	15.6	154%
Rest of Asia	18.9	9.9	9.0	91%
Other foreign countries	20.5	15.2	5.3	35%

	$220.6	$128.5	$92.1	72%

Net sales in the United States increased $47.7 million (67%) to $119.1 million during the third quarter of 2005 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $44.4 million (78%) to $101.5 million during the third quarter of 2005 compared to the same quarter in 2004. The overall increase in the United States and regions outside the United States is primarily attributable to favorable consumer acceptance of the Company’s products as well as new product launches during the third quarter of 2005.

For the third quarter of 2005, gross profit increased $60.8 million to $86.9 million from $26.1 million in the third quarter of 2004. Gross profit as a percentage of net sales increased to 39% in the third quarter of 2005 from 20% in the comparable period of 2004. This increase reflects an increase in gross profit as a percent of net sales in both the golf club and golf ball segments. These increases are primarily attributable to improved average selling prices (due to the Company having significantly less product discounting issues in 2005 compared to 2004) as well as a more favorable mix of products in the third quarter of 2005 compared to the prior year. This increase in gross profit was partially offset by charges of $2.1 million related to the 2005 Restructuring Initiatives and $1.2 million related to the integration of the Callaway Golf and Top-Flite operations. In the third quarter of 2004, gross profit was negatively affected by charges of $4.8 million related to the integration of the Top-Flite operations.

Selling expenses increased $11.4 million (20%) to $69.7 million in the third quarter of 2005 as compared to $58.3 million in the same period of 2004. As a percentage of sales, selling expenses decreased to 32% in the third quarter of 2005 from 45% in the third quarter of 2004. This dollar increase was primarily due to increases in tour and promotional expense of $6.4 million and employee costs of $2.8 million in the third quarter of 2005 compared to the same quarter in the prior year. The increase in tour and promotional expenses is primarily due to costs associated with brand investment, the timing of marketing expenses in support of new product launches and expenses associated with favorable tour player performance. The increase in employee costs is primarily attributable to charges of $2.6 million related to employee termination benefits in connection with the 2005 Restructuring Initiatives.

General and administrative expenses decreased $3.7 million (16%) in the third quarter of 2005 to $19.5 million from $23.2 million in the third quarter of 2004. As a percentage of sales, general and administrative expenses decreased to 9% in the third quarter of 2005 from 18% in the third quarter of 2004. The dollar decrease was primarily due to a decrease in employee costs as well as a decrease in legal expense. The decrease in employee costs was partially offset by charges of $1.2 million related to employee termination benefits in connection with the 2005 Restructuring Initiatives.

Research and development expenses decreased $0.8 million (9%) in the third quarter of 2005 to $7.1 million from $7.9 million in the comparable period of 2004. As a percentage of sales, research and development expenses decreased to 3% in the third quarter of 2005 from 6% in the comparable period of 2004. The dollar decrease was primarily due to lower employee costs in the third quarter of 2005 compared to the same period in the prior year.

Other income decreased $0.4 million in the third quarter of 2005 to $0.7 million as compared to other income of $1.1 million in the comparable period of 2004. The decrease in other income is primarily attributable to $0.3 million of increased interest expense.

The income tax benefits reflect quarterly tax rates of 45% and 42% for the quarter ended September 30, 2005 and 2004, respectively. This increase in tax benefit as a percent of income (loss) before taxes is primarily attributable to net favorable adjustments of $1.1 million during the third quarter of 2005 related to the reversal of previously estimated tax liabilities as a result of tax proceedings held during the quarter, and the receipt of a state refund claim in connection with research and development tax credits.

The net loss for the three months ended September 30, 2005 improved 87% to $4.8 million from a net loss of $35.9 million in the comparable period of 2004. The diluted loss per share improved to $0.07 per share in the third quarter of 2005 compared to a loss of $0.53 per share in the third quarter of 2004. Net income (loss) was negatively impacted by after-tax charges related to the 2005 Restructuring Initiatives and the integration of the Callaway Golf and Top-Flite operations in the amounts of $3.9 million ($0.06 per share) and $1.4 million ($0.02 per share), respectively, in the third quarter of 2005. Net income (loss) for the third quarter of 2004 was negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amount of $4.4 million ($0.07 per share).

Nine-Month Periods Ended September 30, 2005 and 2004

Net sales increased 7% to $843.6 million for the nine months ended September 30, 2005 as compared to $790.2 million for the comparable period in the prior year. The overall increase in net sales is primarily due to a $60.1 million (27%) increase in sales of irons, combined with a $6.5 million (8%) increase in the sale of putters and a $10.1 million (12%) increase in sales of accessories and other products in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. These increases were partially offset by a $15.7 million (7%) decrease in the sale of woods combined with a $7.6 million (4%) decrease in the sale of golf balls. The overall increase in net sales during the first nine months of 2005 is generally attributable to favorable consumer acceptance of the Company’s products.

Net sales information by product category is summarized as follows (in millions):

	Nine Months Ended September 30,		Growth (Decline)
	2005	2004	Dollars	Percent
Net sales:
Woods	$197.9	$213.6	$(15.7)	(7)%
Irons	279.9	219.8	60.1	27%
Putters	88.2	81.7	6.5	8%
Golf balls	180.2	187.8	(7.6)	(4)%
Accessories and other	97.4	87.3	10.1	12%

	$843.6	$790.2	$53.4	7%

The $15.7 million (7%) decrease in net sales of woods to $197.9 million for the nine months ended September 30, 2005 resulted from lower average selling prices on relatively flat sales volumes in 2005 compared to the same period in the prior year. The majority of this decrease in sales related to a decline in sales of the Company’s multi-material driver products, steel fairway woods products and titanium fairway woods products, all of which were expected as the Company’s products generally sell better in their first year after introduction and 2005 is the second year in the life cycle of these products. These decreases were partially offset by sales of the Company’s new 2005 products, including new multi-material woods.

The $60.1 million (27%) increase in net sales of irons to $279.9 million for the nine months ended September 30, 2005 resulted from higher sales volumes as well as higher average selling prices in the first nine months of 2005 compared to the same period in the prior year. The increase in sales volumes is primarily attributable to the Company offering more new irons models in its 2005 product line than its 2004 product line, including multi-material irons products which were not introduced until the fourth quarter of 2004. The increase in average selling prices is due to a shift in product mix to higher priced multi-material and steel irons products. These sales increases were partially offset by a decrease in the Company’s older irons products which were in the second and third years of their product life cycles.

The $6.5 million (8%) increase in net sales of putters to $88.2 million is attributable to the current year introduction of the Odyssey White Steel and Callaway Golf I-Trax putter models partially offset by decreased sales of the Company’s older putter models which were in the second and third year of their product lifecycles.

The $7.6 million (4%) decrease in net sales of golf balls to $180.2 million resulted from decreased Top-Flite golf ball sales partially offset by an increase in Callaway Golf ball sales. The decrease in Top-Flite golf ball sales resulted from lowers sales volumes and lower average selling prices. The decrease is due in part to the planned reduction in the number of Top-Flite golf ball models in the 2005 product line as a result of the Company’s discontinuance of certain less profitable golf ball models. The increase in Callaway golf ball sales is primarily due to the expansion of the Callaway Golf ball product line as the result of the successful launch of two new Callaway Golf ball models during 2005.

The $10.1 million (12%) increase in sales of accessories and other products to $97.4 million is primarily attributable to an increase in sales of Top-Flite and Ben Hogan bags, gloves and other accessories combined with an increase in royalty revenue from licensed merchandise slightly offset by decreased sales of Callaway Golf bags and other accessories.

Net sales information by regions is summarized as follows (in millions):

	Nine Months Ended September 30,		Growth (Decline)
	2005	2004	Dollars	Percent
Net sales:
United States	$485.6	$460.4	$25.2	5%
Europe	144.1	146.9	(2.8)	(2)%
Japan	80.9	58.4	22.5	39%
Rest of Asia	52.6	43.1	9.5	22%
Other foreign countries	80.4	81.4	(1.0)	(1)%

	$843.6	$790.2	$53.4	7%

Net sales in the United States increased $25.2 million (5%) to $485.6 million during the first nine months of 2005 compared to the same period in the prior year. In addition, the Company’s sales in regions outside of the United States increased $28.2 million (9%) to $358.0 million during the first nine months of 2005 compared to the same period in 2004. The overall increase in international sales is primarily attributable to a $22.5 million (39%) increase in sales in Japan combined with an $8.5 million (7%) increase in sales in other foreign countries partially offset by a $2.8 million (2%) decrease in sales in Europe. The decrease in sales in Europe was primarily attributable to the Company’s failure to supply sufficient product to satisfy demand in that region during the first half of 2005 which was tempered by the increase in sales experienced during the third quarter of 2005. The Company’s net sales were also positively affected by changes in foreign currency rates. See below, “Certain Factors Affecting Callaway Golf Company — Foreign Currency Risk.”

For the nine months ended September 30, 2005, gross profit increased $46.1 million to $366.2 million from $320.1 million in the comparable period of 2004. Gross profit as a percentage of net sales increased to 43% of net sales in the first nine months of 2005 from 41% in the comparable period of 2004. This increase reflects an increase in gross profit as a percent of net sales in both the golf club and golf ball segments. The overall increase in the gross profit as a percent of sales is primarily attributable to improved average club selling prices (due to the Company having significantly less product discounting issues in 2005 compared to 2004), favorable foreign currency exchange rate fluctuations and a more favorable mix of golf ball products in the first nine months of 2005 compared to the same period in the prior year. This increase in gross profit was partially offset by charges of $5.6 million related to the integration of the Callaway Golf and Top-Flite operations and $2.1 million related to the 2005 Restructuring Initiatives. In 2004, gross profit was negatively affected by charges of $14.2 million related to the integration of the Callaway Golf and Top-Flite operations.

Selling expenses increased $32.1 million (16%) in the first nine months of 2005 to $236.1 million from $204.0 million in the comparable period of 2004, and were 28% and 26% of net sales, respectively. This increase was primarily due to increases in advertising expense of $8.2 million and tour and promotional expense of $18.5 million in the first nine months of 2005 compared to the same period in the prior year. These increases were primarily due to costs associated with brand investment, increased marketing expenses in support of new product launches and expenses associated with favorable tour player performance.

General and administrative expenses decreased $8.1 million (12%) in the first nine months of 2005 to $59.9 million from $67.9 million in the comparable period of 2004. As a percentage of sales, general and administrative expenses decreased to 7% in the first nine months of 2005 from 9% in the comparable period of 2004. This decrease was primarily due to a decline in employee costs of $5.1 million as a result of a reduction in workforce during the first nine months of 2005 and a decrease in legal expense of $5.0 million. The decrease in employee costs was partially offset by charges of $1.2 million related to employee termination benefits in connection with the 2005 Restructuring Initiatives.

Research and development expenses decreased $3.1 million (13%) in the first nine months of 2005 to $20.4 million from $23.5 million in the comparable period of 2004. As a percentage of sales, research and development expenses were 2% and 3% of net sales, respectively. The dollar decrease was primarily due to lower employee costs.

Other expense increased to $2.3 million in the first nine months of 2005 compared to other expense of $0.2 million in the comparable period of 2004. The $2.1 million increase in other expense is primarily attributable to an increase of $1.3 million in interest expense due to an increase in the average outstanding borrowings under the Company’s line of credit in 2005 compared to the same period of the prior year. Additionally, net foreign currency losses increased $1.3 million in the first nine months of 2005 compared to the same period in the prior year.

The income tax provisions reflect tax rates of 33% and 25% for the period ended September 30, 2005 and 2004, respectively. During the first nine month of 2005 and 2004, the Company recorded net favorable adjustments of $2.9 million related to the reassessment and resolution of various tax exposures. The increase in income taxes as a percent of income before taxes was due to the fact that the 2004 adjustments had a larger impact on the income tax rate resulting from lower income before income taxes for the first nine months of 2004 compared to the first nine months of 2005. The final annual effective tax rate cannot be determined until the end of the fiscal year and the actual rate could differ from our current estimate.

Net income for the first nine months of 2005 increased $13.6 million (74%) to $31.9 million from $18.4 million in the comparable period in 2004. Diluted earnings per share increased to $0.46 for the first nine months of 2005 compared to $0.27 in the comparable period in 2004. Net income was negatively impacted by after-tax charges related to the 2005 Restructuring Initiatives and the integration of the Callaway Golf and Top-Flite operations in the amounts of $3.9 million ($0.06 per share) and $5.8 million ($0.08 per share), respectively, in the first nine months of 2005. Net income for the first nine months of 2004 was negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amount of $14.3 million ($0.20 per share).

Financial Condition

Cash and cash equivalents increased $22.9 million (72%) to $54.6 million at September 30, 2005, from $31.7 million at December 31, 2004. The increase in cash primarily resulted from cash provided by operating activities of $58.9 million offset by cash used in investing activities of $25.7 million and cash used in financing activities of $9.2 million. Cash flows provided by operating activities for the nine months ended September 30, 2005, reflect net income of $31.9 million, adjusted for depreciation and amortization of $30.9 million, a $20.5 million increase in accounts payable and accrued expenses, a $38.6 million decrease in income taxes receivable, and a $6.2 million increase in accrued employee compensation benefits. These cash inflows were partially offset by a $40.4 million increase in net accounts receivable and a $34.0 million increase in net inventories. Cash flows used in investing activities reflects capital expenditures of $25.7 million during the first nine months of 2005. Cash flows used in financing activities are primarily attributable to an increase in net payment on the Company’s line of credit in the amount of $13.0 million partially offset by the issuance of common stock under employee benefit plans during the period. Additionally, during the nine months ended September 30, 2005, the Company declared three dividends totaling $14.6 million in the aggregate. Of this amount, $9.7 million was paid to shareholders and $4.9 million was payable as of September 30, 2005.

As of September 30, 2005, the Company’s net accounts receivable increased $36.3 million to $141.5 million from $105.2 million at December 31, 2004. The increase in accounts receivable is the result of the general seasonality of the Company’s business as compared to the fourth quarter of 2004. The Company’s net accounts receivable increased $26.7 million at September 30, 2005 as compared to the Company’s net accounts receivable at September 30, 2004. This increase is primarily attributable to the increase in net sales, partially offset by more favorable collection terms in 2005 compared to the prior year. The Company’s days sales outstanding (“DSO”) were 59 days at September 30, 2005, compared to 67 days at December 31, 2004, and 81 days at September 30, 2004.

As of September 30, 2005, the Company’s net inventory increased $30.0 million to $211.2 million from $181.2 million at December 31, 2004. The Company’s net inventory increased $49.7 million as of September 30, 2005 as compared to the Company’s net inventory as of September 30, 2004. This increase in inventory reflects additional products in the Company’s 2005 product line and lower inventory in 2004 due to product compensation programs implemented in 2004 to stimulate retail sales. In addition, in 2005 the Company implemented a new supply chain methodology that had the unintended effect of limiting the Company’s visibility of incoming products, resulting in additional inventory of a few current product lines. The Company has corrected these supply chain issues and believes the quality of inventory is good and that it will sell through normal channels. The Company expects additional increases in inventory during the fourth quarter of 2005 as it builds other new products for the 2006 golf season.

As of September 30, 2005, the Company’s net property, plant and equipment decreased $5.4 million to $130.5 million from $135.9 million at December 31, 2004. This decrease is primarily due to depreciation of $28.6 million during the first nine months of 2005, partially offset by additions of $25.7 million during the same period.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities in effect from time to time. The Company currently expects this to continue. The Company’s credit facility, which is scheduled to expire on November 5, 2009, provides for a revolving line of credit from Bank of America, N.A. and certain other lenders (“the Line of Credit”). The Line of Credit provides for revolving loans of up to $250.0 million (with the possible expansion of the Line of Credit to $300.0 million upon the satisfaction of certain conditions and the agreement of the lenders). Actual borrowing availability under the Line of Credit is effectively limited by the financial covenants set forth in the agreement governing the Line of Credit. At September 30, 2005, the maximum available amount that could be borrowed under the Line of Credit was approximately $247.0 million. However, the Company had no balance outstanding under the Line of Credit other than $1.7 million of issued Letters of Credit.

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

The agreement governing the Line of Credit requires the Company to maintain certain financial covenants, including a maximum leverage ratio, a minimum asset coverage ratio, a maximum capitalization ratio, a minimum interest coverage ratio and a minimum consolidated EBITDA. The agreement also includes certain other restrictions, including restrictions limiting additional indebtedness, dividends, stock repurchases, transactions with affiliates, capital expenditures, asset sales, acquisitions, mergers, liens and encumbrances and other restrictions. Additionally, the agreement contains other provisions, including affirmative covenants, representations and warranties and events of default. As of September 30, 2005, the Company was in compliance with the covenants and the terms of the Line of Credit agreement.

The total origination fees incurred in connection with the Line of Credit were $1.3 million and are being amortized into interest expense over five years (the term of the Line of Credit agreement). The unamortized origination fees were $1.0 million as of September 30, 2005 and have been included in other assets in the accompanying consolidated balance sheet.

Share Repurchases

In May 2002, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $50.0 million. During the third quarter of 2005, the Company did not repurchase any of its shares under the May 2002 authorization. (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds).

As of September 30, 2005, the Company is authorized to repurchase up to $7.9 million of its Common Stock under the repurchase program announced in May 2002. The Company’s repurchases of shares of Common Stock are recorded at cost in Common Stock held in treasury and result in a reduction of shareholders’ equity.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash and contractual obligations as of September 30, 2005 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Line of credit	$—	$—	$—	$—	$—
Operating leases(1)	12.4	5.1	5.4	1.2	0.7
Capital leases(2)	—	—	—	—	—
Unconditional purchase obligations(3)	113.6	42.5	48.9	21.3	0.9
Deferred compensation(4)	8.2	0.9	0.7	0.6	6.0

Total(5)	$134.2	$48.5	$55.0	$23.1	$7.6

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
(2)	The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable capital leases.
(3)	During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than one year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(4)	The Company has an unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9.9 million at September 30, 2005.
(5)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated, and therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. See Note 9 — “Supply of Electricity and Energy Contracts.”

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The Company also has several consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three and nine months ended September 30, 2005 was not material to the Company’s financial position, results of operations or cash flows.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.

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

Market Acceptance of Products

A golf equipment manufacturer’s ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including a golf club’s and golf ball’s look and “feel,” and the level of acceptance that a golf club and ball has among professional and recreational golfers. The subjective preferences of golf club and golf ball purchasers are difficult to predict and may be subject to rapid and unanticipated changes. In addition, the Company’s products have tended to incorporate significant innovations in design and manufacture, which have often, but not always, resulted in higher prices for the Company’s products relative to other products in the marketplace. There can be no assurance that a significant percentage of the public will always be willing to pay premium prices for golf equipment or that the Company will be able to design and manufacture products that achieve market acceptance. In general, there can be no assurance as to whether or how long the Company’s golf clubs and golf balls will achieve and maintain market acceptance, and therefore, there can be no assurance that the demand for the Company’s products will permit the Company to experience growth in sales, or maintain historical levels of sales, in the future.

New Product Introduction and Product Cyclicality

The Company believes that the introduction of new, innovative golf clubs and golf balls is important to its future success. A major portion of the Company’s revenues is generated by products that are less than two years old. The Company faces certain risks associated with such a strategy. For example, in the golf industry, new models and basic design changes in golf equipment are frequently met with consumer rejection. In addition, prior successful designs have been rendered obsolete within a relatively short period of time as new products are introduced into the marketplace. Further, any new products that retail at a lower price than prior products may negatively impact the Company’s revenues unless unit sales increase. The rapid introduction of new golf club or golf ball products by the Company has resulted in closeouts of existing inventories at both the wholesale and retail levels. Such closeouts have resulted in reduced margins on the sale of older products, as well as reduced sales of new products, given the availability of older products at lower prices.

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

Competition

Golf Clubs. The golf club business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names. New product introductions, price reductions, consignment sales, extended payment terms, “closeouts” (including closeouts of products that were recently commercially successful) and increased tour and advertising spending by competitors continue to generate increased market competition. Furthermore, continued price compression in the club industry for new clubs could have a significant adverse affect on the Company’s pre-owned club business as the gap between the cost of a new club and a pre-owned club lessens. There can be no assurance that successful marketing activities, discounted pricing, consignment sales, extended payment terms or new product introductions by competitors will not negatively impact the Company’s future sales.

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

On a consolidated basis, no one customer that distributes the Company’s golf clubs or balls in the United States accounted for more than 3% and 4% of the Company’s revenue during the first nine months ended September 30, 2005 and 2004, respectively. On a segment basis, the Company’s golf ball customer base is much more concentrated than its golf club customer base. In the first nine months of 2005, the top five golf ball customers accounted for approximately 16% of the Company’s total golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

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

Seasonality and Adverse Weather Conditions

In addition to the effects of product cycles described above, the Company’s business is also subject to the effects of seasonal fluctuations. The Company’s first quarter sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. Orders for many of these sales are received during the fourth quarter of the prior year. The Company’s second and third quarter sales generally represent re-order business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of the products of the Company’s competitors. Retailers are sometimes reluctant to re-order the Company’s products in significant quantity when they already have excess inventory of the Company’s or its competitors’ products. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of the Company’s key markets and rounds played are up. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like golf clubs, re-orders of golf balls depend on the rate of sell-through. The Company’s sales during the fourth quarter are generally significantly less than the other quarters because in general in many of the Company’s principal markets less people are playing golf during that time of year due to cold weather. Furthermore, it previously was the Company’s practice to announce its new product line at the beginning of each calendar year. In recent years, the Company has departed from that practice and now generally announces its new product line in the fourth quarter to allow retailers to plan better. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products and/or result in close out sales at reduced prices.

Because of these seasonal trends, the Company’s business can be significantly adversely affected by unusual or severe weather conditions. Unfavorable weather conditions generally result in less golf rounds played, which generally results in less demand for golf clubs and golf balls. Furthermore, catastrophic storms can negatively affect golf rounds played not only during the storms but also for a significant period of time afterward as storm damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. Consequently, sustained adverse weather conditions, especially during the warm weather months, could materially affect the Company’s sales.

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

Product Returns

Golf Clubs. The Company supports all of its golf clubs with a limited two-year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors that use traditional designs. For example, clubs have been returned with cracked clubheads, broken graphite shafts and loose medallions. While any breakage or warranty problems are deemed significant by the Company, the incidence of defective clubs returned to date has not been material in relation to the volume of clubs that have been sold.

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

International Risks

The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will be an element in the future growth and success of the Company. The Company sells and distributes its products directly (as opposed to through third party distributors) in many key international markets in Europe, Asia, North America and elsewhere around the world. These activities have resulted and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. In addition, there are a limited number of suppliers of golf club components in the United States, and the Company has increasingly become more reliant on suppliers and vendors located outside of the United States. The operation of foreign distribution in the Company’s international markets, as well as the management of relationships with international suppliers and vendors, will continue to require the dedication of management and other Company resources.

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

Credit Risk

The Company primarily sells its products to golf equipment retailers directly and through wholly owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. Historically, the Company’s bad debt expense has been low. However, a downturn in the retail golf equipment market could result in increased delinquent or uncollectible accounts for some of the Company’s significant customers. A failure by the Company’s customers to pay a significant portion of outstanding account receivable balances would adversely impact the Company’s performance and financial condition.

Information Systems

All of the Company’s major operations, including manufacturing, distribution, sales and accounting, are dependent upon the Company’s information computer systems. The Callaway Golf business information systems and the acquired Top-Flite information systems are different, and the Company is therefore currently operating multiple platforms. The Company has made a decision to integrate the systems worldwide. This large scale project is currently underway. Any significant disruption in the operation of such systems, as a result of an internal system malfunction, infection from an external computer virus, or complications in connection with any attempted integration of the two systems, or otherwise, would have a significant adverse effect upon the Company’s ability to operate its business. Although the Company has taken steps to mitigate the effect of any such disruptions, there is no assurance that such steps would be adequate in a particular situation. Consequently, a significant or extended disruption in the operation of the Company’s information systems could have a material adverse effect upon the Company’s operations and therefore financial performance and condition.

Change in Accounting Rules

The Company currently and historically has accounted for its stock-based compensation under Accounting Principles Board Opinion No. 25 (“APB No. 25”). Under APB No. 25, the Company is not required to record compensation expense for equity-based awards granted to employees. The Financial Accounting Standards Board recently issued SFAS No. 123R, which requires the Company to begin recording compensation expense for such awards based upon the fair value of such awards for the first fiscal year beginning after January 1, 2006. Such non-cash compensation expense is anticipated to have a significant adverse effect upon the Company’s reported earnings.

Although the Company has historically provided in the notes to its financial statements pro forma earnings information showing what the Company’s results would have been had the Company been recording compensation expense for such awards, the amount of such expense was not reflected in its financial results. Consequently, when the Company begins recording such compensation expense in 2006, the period over period comparisons will be significantly affected by the inclusion of such expense in 2006 and the absence of such expense from 2005 and prior periods. If investors do not appropriately consider these changes in accounting rules, the price at which the Company’s stock is traded could be significantly adversely affected. Had this accounting standard been in effect during the nine months ended September 30, 2005, the Company’s net income and diluted earnings per share would have decreased by $3.5 million and $0.05, respectively. The Company will incur additional expense during 2006 related to new awards granted during the remainder of 2005 and 2006 that cannot yet be quantified. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on its financial statements.

Analyst Guidance, Media Reports and Market Volatility

The Company’s stock is traded publicly, principally on the New York Stock Exchange. As a result, at any given time, there are usually various securities analysts who follow the Company and issue reports on the Company. These reports include information about the Company’s historical financial results as well as the analysts’ estimates of the Company’s future performance. The analysts’ estimates are based upon their own opinions and are often different from the Company’s own estimates or expectations. The Company has a policy against confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. In addition to analyst reports, the media also reports its opinion on the Company’s results. These media reports are often written quickly so as to be the first to the news wire and in an attempt to garner attention often lead with headlines that are not representative of the substance of the article. Furthermore, these media reports, which are often written by writers who are not financial experts, reflect only the writers’ views of the Company’s results. Investors should not assume that the Company agrees with such media reports or the manner in which the Company’s results are presented or characterized in such reports.

The price at which the Company’s stock is traded on the securities exchanges is based upon many factors. In the short-term, the price at which the Company’s stock is traded can be significantly affected, positively or negatively, by analysts’ reports and media reports, regardless of the accuracy of such reports. Over the long term, the price at which the Company’s stock is traded should tend to reflect the Company’s performance irrespective of such reports.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company uses derivative financial instruments for hedging purposes to limit its exposure to changes in foreign exchange rates. Transactions involving these financial instruments are with credit worthy firms. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from its credit facility.

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to foreign currency exchange rate risks that could impact the Company’s results of operations. The Company’s risk management strategy includes the use of derivative financial instruments, including forward contracts and purchased options, to hedge certain of these exposures. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company does not enter into any trading or speculative positions with regard to foreign currency-related derivative instruments.

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

The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated intercompany sales of inventory denominated in foreign currencies, payments due on intercompany transactions from certain wholly owned foreign subsidiaries, and anticipated sales by the Company’s wholly owned European subsidiary for certain Euro-denominated transactions. Hedged transactions are denominated primarily in British Pounds, Euros, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within twelve months from their inception.

As of September 30, 2005 and 2004, the notional amounts of the Company’s foreign exchange contracts were approximately $70.2 million and $33.5 million, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At September 30, 2005, the fair value of foreign currency-related derivatives was recorded as current assets of $1.3 million and current liabilities of $0.8 million.

As of September 30, 2005 and 2004, there were no foreign exchange contracts designated as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized.

The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense), net. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense), net. During the three and nine months ended September 30, 2005, no gain or loss was recorded as a result of changes in the spot-forward differential. During the nine months ended September 30, 2004, the Company recorded a net loss of $0.1 million, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

At September 30, 2005 and 2004, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $70.2 million and $33.5 million, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of other income (expense), net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended September 30, 2005 and 2004, the Company recorded a net loss of $0.4 million and a net loss of $0.9 million, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures. During the nine months ended September 30, 2005 and 2004, the Company recorded a net gain of $3.2 million and a net loss of $0.3 million respectively, on contracts used to hedge balance sheet exposures.

Sensitivity analysis is the measurement of potential loss in future earnings of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The Company used a sensitivity analysis model to quantify the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2005 through its derivative financial instruments.

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

The estimated maximum one-day loss from the Company’s foreign-currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $7.3 million at September 30, 2005. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $7.3 million at September 30, 2005 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

Interest Rate Fluctuations

Additionally, the Company is exposed to interest rate risk from its Line of Credit (see Note 6 to the Company’s Consolidated Condensed Financial Statements). Outstanding borrowings accrue interest at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters of EBITDA, at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case less a margin of 00.0 to 75.0 basis points or (ii) the Eurodollar Rate (as such term is defined in the agreement governing the Line of Credit) plus a margin of 75.0 to 200.0 basis points.

Note 6 to the Company’s Consolidated Condensed Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2005, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the fall of 1999, the Company adopted a unilateral sales policy called the “New Product Introduction Policy” (“NPIP”). The NPIP sets forth the terms on which the Company chooses to do business with its customers with respect to the introduction of new products. The NPIP has been the subject of several legal challenges. Currently pending cases, described below, include Lundsford v. Callaway Golf, Case No. 2001-24-IV, pending in Tennessee state court (“Lundsford I”); Foulston v. Callaway Golf, Case No. 02C3607, pending in Kansas state court; Murray v. Callaway Golf Sales Company, Case No. 3:04CV274-H, pending in the United States District Court for the Western District of North Carolina; and Lundsford v. Callaway Golf, Civil Action No. 3:04-cv-442, pending in the United States District Court for the Eastern District of Tennessee (“Lundsford II”). An adverse resolution of the NPIP cases could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

Lundsford I was filed on April 6, 2001, and seeks to assert a putative class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products covered by the NPIP on or after March 30, 2000. Plaintiff asserts violations of Tennessee and Kansas antitrust and consumer protection laws and is seeking damages, restitution and punitive damages. The court has not made any determination that the case may proceed in the form of a class action. In light of the subsequently filed Lundsford II case, the parties agreed to stay Lundsford I and to dismiss it without prejudice once the federal court proceedings in Lundsford II are underway. Subsequent to this agreement, plaintiff moved to reactivate Lundsford I and that motion is currently pending. No hearing date has been set on that motion.

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

The complaint in Murray was filed on May 14, 2004, alleging that a retail golf business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products after the store violated the NPIP, and by the failure to permit plaintiff to sell Callaway Golf products on the Internet. The proprietor seeks compensatory and punitive damages associated with the failure of his retail operation. Callaway Golf removed the case to the United States District Court for the Western District of North Carolina, and has answered the complaint denying liability. The parties are currently engaged in discovery and motion practice and a trial date in December 2005 has been set by the court.

Lundsford II was filed on September 28, 2004 and the complaint asserts that the NPIP constitutes an unlawful resale price agreement and an attempt to monopolize golf club sales prohibited by federal antitrust law. The complaint also alleges a violation of the state antitrust laws of Tennessee, Kansas, South Carolina and Oklahoma. Lundsford II seeks to assert a nationwide class action consisting of all persons who purchased Callaway Golf clubs subject to the NPIP on or after March 30, 2000. Plaintiff seeks treble damages under the federal antitrust laws, compensatory damages under state law, and an injunction. The Lundsford II court determined on July 20, 2005 that the case may not proceed in the form of a class action. The court also denied plaintiff’s motion for summary judgment. On September 22, 2005, the United States Court of Appeals for the Sixth Circuit denied plaintiff’s request to file an interim appeal of the class certification issue. The plaintiff’s request to the district court for permission to appeal the adverse ruling on the summary judgment ruling is pending. Trial has been set for the summer of 2006. The parties are engaged in discovery and motion practice.

On October 3, 2001, the Company filed suit in the United States District Court for the District of Delaware, Civil Action No. 01-669, against Dunlop Slazenger Group Americas, Inc., d/b/a Maxfli (“Maxfli”), for infringement of a golf ball aerodynamics patent owned by the Company, U.S. Patent No. 6,213,898 (the “Aerodynamics Patent”). The Company later amended its complaint to add a claim that Maxfli engaged in false advertising by claiming that its A10 golf balls were the “longest ball on tour.” Maxfli answered the complaint denying patent infringement and false advertising, and also filed a counterclaim asserting that former Maxfli employees hired by the Company had disclosed confidential Maxfli trade secrets to the Company, and that the Company had used that information to enter the golf ball business. In the counterclaim, Maxfli sought compensatory damages of $30,000,000; punitive damages equal to two times the compensatory damages; prejudgment interest; attorneys’ fees; a declaratory judgment; and injunctive relief. On November 12, 2003, pursuant to an agreement between the Company and Maxfli, the court dismissed the Company’s claim for infringement of the Aerodynamics Patent. On May 13, 2004, the Court granted the Company’s motion for summary judgment, eliminating a portion of Maxfli’s counterclaim and reducing Maxfli’s compensatory damages claim from approximately $30,000,000 to $18,500,000. The case was tried to a jury beginning on August 2, 2004. On August 12, 2004, the jury returned a verdict of $2,200,000 in favor of the Company based upon its finding that Maxfli willfully engaged in false advertising. The jury also rejected Maxfli’s counterclaim that the Company used any Maxfli trade secrets. Maxfli filed post-trial motions seeking to set aside the verdict and/or obtain a new trial. In post-trial motions, Callaway Golf is seeking attorneys’ fees and prejudgment interest on its successful false advertising claim, while Maxfli is seeking attorneys’ fees on the dismissal of the patent infringement claims filed by Callaway Golf. On August 25, 2005, the district court issued an opinion and order ruling on all post trial motions. The district court rejected Maxfli’s motion for a new trial on the trade secret claim, and its request for attorneys’ fees. Similarly, the court denied Callaway Golf’s request for attorneys’ fees and prejudgment interest. The court, however, granted Maxfli’s request to reduce the jury’s damages award to Callaway Golf from $2.2 million to $1.1 million. Thereafter the parties resolved the matter on terms that are confidential. Settlement documentation has been executed by the parties thereby concluding the matter.

The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Except as discussed above with regard to the cases challenging the NPIP, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations, cash flows or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2002, the Company announced that its Board of Directors authorized it to repurchase its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, up to a maximum cost to the Company of $50.0 million. During the third quarter of 2005, the Company did not repurchase any of its shares under the May 2002 authorization. During the nine months ended September 30, 2005, the Company reacquired 3,000 shares of its Common Stock through the withholding of shares in satisfaction of employee tax obligations in connection with the vesting of employee restricted stock awards.

As of September 30, 2005, the Company is authorized to repurchase up to $7.9 million of its Common Stock under the repurchase program announced in May 2002. The Company’s repurchases of shares of Common Stock are recorded at cost in Common Stock held in treasury and result in a reduction of shareholders’ equity.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

10.58	Restricted Stock Grant agreement, effective August 1, 2005, between the Company and George Fellows.†

10.59	Notice of Grant of Stock Option and Option Agreement, effective August 1, 2005, between the Company and George Fellows.†

31.1	Certification of George Fellows pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday Senior Executive Vice President and Chief Financial Officer

Date: October 27, 2005

EXHIBIT INDEX

Exhibit	Description
10.58	Restricted Stock Grant agreement, effective August 1, 2005, between the Company and George Fellows.

10.59	Notice of Grant of Stock Option and Option Agreement, effective August 1, 2005, between the Company and George Fellows.

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.