Form 10-K
period 2005-12-31
CALLAWAY GOLF CO /CA
filed 2006-02-27
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2005, the aggregate market value of the Registrant’s Common Stock held by nonaffiliates of the Registrant was $1,083,613,118 based on the closing sales price of the Registrant’s Common Stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and the Company’s grantor stock trust without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.

As of January 31, 2006, the number of shares of the Registrant’s Common Stock outstanding was 76,399,483, and there were no shares of the Registrant’s Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2006 Annual Meeting of Shareholders, which is scheduled to be held on June 6, 2006. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2005.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, as well as estimated integration and restructuring benefits, savings and charges, projected capital expenditures, and future contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties, including delays, difficulties, changed strategies, or unanticipated factors affecting the implementation of the restructuring initiatives, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in this report, as well as the Company’s other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Passion For Excellence—Apex—Baby Ben—Ben Hogan—BH—BH-5—Big Ben—Big Bertha—C455—CB1—CS-3—CTU 30—Callaway—Callaway Golf—Carnoustie—Chev—Chevron Device—Complete—Demonstrably Superior and Pleasingly Different—Deuce—DFX—Distance Yourself—Divine Nine—Dual Force—Edge CFT—Ely Would—ERC—Explosive Distance.Amazing Soft Feel—Flying Lady—FT-3—FTX—Fusion—Game Enjoyment System—Game Series—Gems—GES—Ginty—Great Big Bertha—Hawk Eye—Heavenwood—Hogan—Hybrid 45—HX—I-Trax—Legacy—Legend—Little Ben—Little Bertha—Long & Soft—Molitor—Number One Putter in Golf—Odyssey—ORG.14—Pencil—RCH—Rain Series—Riviera—Rossie—Rule 35—S2H2—SRT—SenSert—Speed Slot—Solitaire—Steelhead—Strata—Stronomic—Sure-Out—Switch … Lower Your Scores—T design—Tech Series—The Hawk—The Longest Balls—The Most Played Name in Golf—TL Tour—Top-Flite—Top Flite Quartz—Top-Flite XL—Tour Authentic—Tour Blue—Tour Deep—Trade In! Trade Up!—TriBall—TriForce—TriHot—Trilateral—Tru Bore—Tunite—VFT—War Bird—Warbird—Where They Don’t Play Golf, They Don’t Play Top-Flite—White Hot—White Steel—World’s Friendliest—X-12—X-14—X-16—X-18—X460—XL 3000—XL Extreme—X-Series—X-Sole—X-SPANN—Xtra Traction Technology—X-Tour—XTT—XWT

CALLAWAY GOLF COMPANY

PART I

Item 1. Business

Callaway Golf Company (the “Company” or “Callaway Golf”) was incorporated in California in 1982 and reincorporated in Delaware on July 1, 1999. In 1997, the Company acquired substantially all of the assets of Odyssey Sports, Inc., which manufactured and marketed the Odyssey brand of putters and wedges. In 1998, the Company began a reorganization of its international operations by acquiring the distribution rights in certain key international markets. As a result, during 1998 through 2001, the Company acquired distribution rights and substantially all of the assets from its distributors in Japan, France, Belgium, Norway, Denmark, Germany, Japan, Ireland, Spain, Canada, Korea and Australia. In 2000, the Company entered the golf ball business with the release of its first golf ball product. In 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of the TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.), which included golf ball manufacturing facilities, the Top-Flite and Ben Hogan brands, and all golf-related patents and trademarks (the “Top-Flite Acquisition”). Beginning in 2001, the Company and its participating retailers partnered with FrogTrader, Inc. to develop the Trade In! Trade Up! program. In 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader (which subsequently changed its name to Callaway Golf Interactive, Inc.). The Company acquired FrogTrader to stimulate purchases of new clubs by growing its Trade In! Trade Up! program and to enable the Company to better manage the distribution of pre-owned golf clubs and the Callaway Golf brand. The Company currently has the following wholly-owned operating subsidiaries: Callaway Golf Sales Company, The Top-Flite Golf Company, Callaway Golf Interactive, Inc., Callaway Golf Europe Ltd., Callaway Golf K.K., Callaway Golf Korea Ltd., Callaway Golf Canada Ltd. and Callaway Golf South Pacific PTY Ltd.

The Company, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls. The Company also sells golf accessories such as footwear, golf bags, golf gloves, golf headwear, golf towels and golf umbrellas. The Company generally sells its products to golf retailers (including pro shops at golf courses as well as off-course retailers), sporting goods retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third party distributors. The Company also sells pre-owned golf products through its website, www.callawaygolfpreowned.com. The Company’s products are sold in the United States and in over 100 countries around the world. The Company’s products are designed for the enjoyment of both amateur and professional golfers. Golfers generally purchase the Company’s products on the basis of performance, ease of use and appearance. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on products such as golf apparel, footwear, watches, travel gear and eyewear. The Company’s business is seasonal and as a result approximately two-thirds of its sales occur during the first half of its fiscal year (see below “Certain Factors Affecting Callaway Golf Company—Seasonality and Adverse Weather Conditions” contained in Item 1A).

Financial Information about Segments and Geographic Areas

Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 14 to the Company’s Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003 (“Consolidated Financial Statements”), which note is incorporated herein by this reference and is included as part of Item 8. “Financial Statements and Supplementary Data.”

Products

The Company designs, manufactures and sells high quality golf clubs and golf balls and also sells golf footwear and accessories. The Company designs its products to be technologically-advanced and in this regard invests a considerable amount in research and development each year. The Company’s products are designed for golfers of all skill levels, both amateur and professional.

The following table sets forth the contribution to net sales attributable to the principal product groups for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	(In millions)
Drivers and fairway woods	$241.3	24%	$238.6	25%	$252.4	31%
Irons*	316.5	32%	259.1	28%	280.7	34%
Putters	109.3	11%	100.5	11%	142.8	18%
Golf balls	214.7	22%	231.3	25%	78.4	10%
Accessories and other*	116.3	12%	105.1	11%	59.7	7%

Net sales	$998.1	100%	$934.6	100%	$814.0	100%

*	Beginning with the year ended December 31, 2004, the Company includes wedge sales within the iron sales product category. Previously, wedge sales were included as a component of the accessories and other category. Prior periods have been reclassified to conform with the current basis of presentation.

For a discussion regarding the changes in net sales for each product group from 2005 to 2004 and from 2004 to 2003, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.

The Company’s current principal products by product group are described below:

Drivers and Fairway Woods. This product category includes sales of the Company’s drivers, fairway woods and hybrid products, which are sold under the Callaway Golf, Ben Hogan and Top-Flite brands. These products are generally made of metal (either titanium or steel) or a combination of metal and a composite material. The Company’s products compete at all price segments in the drivers and fairway woods category. In general, composite/metal drivers and fairway woods sell at higher price points than titanium drivers and fairway woods, and titanium products sell at higher price points than steel products. The Company’s drivers, fairway woods and hybrid products are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current drivers, fairway woods and hybrid products conform to the current rules of the United States Golf Association (the “USGA”) or the Royal and Ancient Golf Club of St. Andrews (the “R&A”), as applicable to the markets in which the products are intended to be sold.

Irons. This product category includes sales of the Company’s irons and wedges, which are sold under the Callaway Golf, Ben Hogan and Top-Flite brands. The Company’s irons are generally made of metal (either titanium or steel) or a combination of metal and a composite material. The Company’s products compete at all price segments in the irons category. In general, the Company’s composite/metal irons and titanium irons sell at higher price points than its steel irons. The Company’s irons are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current iron products conform to the current rules of the USGA and the R&A.

Putters. This product category includes sales of the Company’s putters, which are sold under the Odyssey, Callaway Golf, Ben Hogan and Top-Flite brands. The Company’s products compete at all price segments in the putters category. The Company’s putters are available in a variety of styles, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current putter products conform to the current rules of the USGA and the R&A.

Golf Balls. This product category includes sales of the Company’s golf balls, which are sold under the Callaway Golf, Ben Hogan and Top-Flite brands. The Company’s golf balls are generally either a 2-piece golf ball (consisting of a core and cover) or a multi-layer golf ball (consisting of two or more components in addition to the cover). The Company’s golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate the Company’s unique HEX Aerodynamics (i.e., a series of hexagons and pentagons separated by tubular ridges). The Company’s products compete at all price segments in the golf ball category. In general, the Company’s multi-layer golf balls sell at higher price points than its 2-piece golf balls. All of the Company’s current golf ball products conform to the current rules of the USGA and the R&A.

Accessories and Other. This product category includes sales of golf bags, golf gloves, golf headwear, golf towels and golf umbrellas as well as sales of pre-owned products through Callaway Golf Interactive, Inc., which was acquired in May 2004. Additionally, this product category includes royalties from licensing of the Company’s trademarks and service marks on products such as golf apparel, footwear, watches, travel gear and eyewear.

Product Design and Development

Product design at the Company is a result of the integrated efforts of its product management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created a work environment in which new ideas are valued and explored. In 2005, 2004 and 2003, the Company invested $27.0, $30.6 million and $29.5 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new golf club and golf ball products.

The Company has the ability to create and modify product designs by using computer aided design (“CAD”) software, computer aided manufacturing (“CAM”) software and computer numerical control milling equipment. CAD software enables designers to develop computer models of new product designs. CAM software is then used by engineers to translate the digital output from CAD computer models so that physical prototypes can be produced. Further, the Company utilizes a variety of testing equipment and computer software, including a golf robot, launch monitors, a proprietary virtual test center, a proprietary performance analysis system, an indoor test range and other destructive and non-destructive methods to develop and test its products. Through the use of this technology, the Company has been able to accelerate the design, development and testing of new golf clubs and golf balls.

For certain risks associated with product design and development, see below, “Certain Factors Affecting Callaway Golf Company—Market Acceptance of Products” and “—New Product Introduction and Product Cyclicality” contained in Item 1A.

Manufacturing

Golf Clubs

The Company’s drivers, fairway woods, hybrids, irons, putters and wedges are assembled primarily at the Company’s facilities in Carlsbad, California. A smaller portion of these products are assembled outside of the United States. The Company’s products are assembled using components obtained from suppliers both within the United States and internationally. The golf club assembly process is very labor intensive.

Golf Balls

Prior to the Top-Flite Acquisition, Callaway Golf manufactured golf balls in its Carlsbad, California facility and Top-Flite manufactured golf balls primarily in its Chicopee, Massachusetts and Gloversville, New York facilities. In October 2005, following the Top-Flite Acquisition, the Company completed its full consolidation of all golf ball manufacturing at the Chicopee and Gloversville facilities. The consolidation allowed the Company to eliminate positions and eliminate redundant infrastructure and overhead while improving functionality. The golf ball manufacturing process is much more automated than the golf club assembly process, although a significant amount of labor is still used in the golf ball manufacturing process.

For certain risks associated with golf club and golf ball manufacturing, see below, “Certain Factors Affecting Callaway Golf Company—Manufacturing Capacity” and “—Dependence on Certain Suppliers and Materials” contained in Item 1A.

Sales and Marketing

Sales in the United States

Approximately 56%, 58% and 55% of the Company’s net sales were derived from sales for distribution within the United States in 2005, 2004 and 2003, respectively. The Company primarily sells to both on- and off-course golf retailers and sporting goods retailers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. The Company also sells to mass merchants, primarily with regard to its Top-Flite branded products. On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 4% of the Company’s revenues in 2005, 2004 or 2003. On a segment basis, the golf ball customer base is much more concentrated than the golf club customer base. In 2005, the top five golf ball customers accounted for approximately 24% of the total golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

During 2005, the Company completed the consolidation of the Callaway Golf, Top-Flite, Ben Hogan and Odyssey selling functions. Sales of the Company’s products in the United States are made and supported by full-time regional field representatives and in-house sales and customer service representatives who are employees of the Company.

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

The Company also has a separate team of manufacturing and club fitting specialists who focus on the Company’s custom club sales. Custom club sales are generated primarily from the utilization of the Company’s club fitting programs such as performance centers, fitting carts, and a vehicle with club building capacity. Club fittings are performed by golf professionals who are specifically trained to fit golfers of all abilities into custom-fitted clubs using the Company’s proprietary club fitting software. The Company believes that offering golfers the opportunity to increase performance with custom club specifications increases sales and promotes brand loyalty.

The Company maintains various sales programs from time to time including a Preferred Retailer Program. The Preferred Retailer Program offers longer payment terms during the initial sell in period, as well as potential rebates and discounts, for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training.

Sales Outside of the United States

Approximately 44%, 42% and 45% of the Company’s net sales were derived from sales for distribution outside of the United States in 2005, 2004 and 2003, respectively. The Company does business (either directly or through its subsidiaries and distributors) in more than 100 countries around the world. The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will continue to be an important element in the future growth and success of the Company.

The majority of the Company’s international sales are made through its wholly-owned subsidiaries located in Europe, Japan, Canada, Korea and Australia. In addition to sales through its subsidiaries, the Company also sells through distributors in over 60 foreign countries, including Singapore, Hong Kong, Taiwan, China, the Philippines, India, South Africa and various countries in South America. Prices of golf clubs and balls for sales by distributors outside of the United States generally reflect an export pricing discount to compensate international distributors for selling and distribution costs. A change in the Company’s relationship with significant distributors could negatively impact the volume of the Company’s international sales.

The Company’s sales programs in foreign countries are specifically designed based upon local laws and competitive conditions. Some of the sales programs utilized include the custom club fitting experiences and the Preferred Retailer Program or variations of those programs employed in the United States as described above.

Conducting business outside of the United States subjects the Company to increased risks inherent in international business. See below, “Certain Factors Affecting Callaway Golf Company—Foreign Currency Risk” and “—International Risks” contained in Item 1A.

Sales of Pre-Owned Golf Clubs

The Company sells certified, pre-owned Callaway Golf products through its website, www.callawaygolfpreowned.com. The Company generally acquires the pre-owned products through the Company’s Trade In! Trade Up! program. The website for this program is www.tradeintradeup.com. The Trade In! Trade Up! program gives golfers the opportunity to trade in their used Callaway Golf clubs and select competitor golf clubs at authorized Callaway Golf retailers or through the Callaway Golf Pre-Owned website for credit toward the purchase of new or pre-owned Callaway Golf equipment.

Advertising and Promotion

Within the United States, the Company has focused its advertising efforts mainly on a combination of printed advertisements in national magazines, such as Golf Magazine, Golf World and Golf Digest, and television commercials, primarily on The Golf Channel and on network television during golf telecasts. Advertising of the Company’s products outside of the United States is generally handled by the Company’s subsidiaries and is consistent with U.S. direction.

In addition, the Company establishes relationships with professional golfers and celebrities from other industries in order to promote the Company’s products. The Company has entered into endorsement arrangements with members of the various professional golf tours to promote the Company’s golf club and golf ball products. For certain risks associated with such endorsements, see below, “Certain Factors Affecting Callaway Golf Company—Golf Professional Endorsements” contained in Item 1A.

Competition

The golf club markets in which the Company competes are highly competitive, and are served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. With respect to drivers, fairway woods and irons, the Company’s major competitors are TaylorMade, Titleist, Cobra, Cleveland, Ping, Mizuno and Nike. For putters, the Company’s major competitors are Ping, Titleist and TaylorMade. In addition, the Company also competes with Dunlop, Bridgestone and PRGR among others in Japan and throughout Asia. The Company believes that it is the leader, or one of the leaders, in every golf club market in which it competes.

The golf ball business is also highly competitive. There are a number of well-established and well-financed competitors, including Acushnet (Titleist and Pinnacle), Sumitomo Rubber Industries (Dunlop and Srixon), Bridgestone (Bridgestone and Precept), Nike, TaylorMade (MaxFli) and others. These competitors have established market share in the golf ball business, with Acushnet having a market share of over 50% of the golf ball business in the United States. The Company’s golf ball products have been well received by both professional and amateur golfers alike. The Company’s golf ball products continue to receive a significant degree of usage on the major professional golf tours and maintained the number two position on the PGA tour in 2005. In addition, the Company’s golf ball products remained number two in U.S. dollar market share in 2005.

For both golf clubs and golf balls, the Company generally competes on the basis of technology, quality, performance, customer service and price. In order to gauge the effectiveness of the Company’s response to such factors, its management receives and evaluates Company-generated market research for U.S. and foreign markets, as well as periodic public, as well as customized, market research for U.S. markets from Golf Datatech. For risks relating to competition, see below, “Certain Factors Affecting Callaway Golf Company—Competition” contained in Item 1A.

Environmental Matters

The Company’s operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants (“Environmental Laws”). In the ordinary course of its manufacturing processes, the Company uses paints, chemical solvents and other materials, and generates waste by-products, that are subject to these Environmental Laws. In addition, in connection with the Top-Flite Acquisition, the Company assumed certain monitoring and remediation obligations at the Top-Flite facilities in Chicopee, Massachusetts and Gloversville, New York.

The Company adheres to all applicable Environmental Laws and takes action as necessary to comply with these laws. The Company maintains an environmental and safety program and employs two full-time environmental engineers at its Carlsbad, California facility to manage the program. The environmental and safety program includes obtaining environmental permits as required, capturing and appropriately disposing of any waste by-products, tracking hazardous waste generation and disposal, air emissions, safety situations, material safety data sheet management, storm water management and recycling, and auditing and reporting on its compliance.

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

Intellectual Property

The Company is the owner of over 2,500 U.S. and foreign trademark registrations and over 1,700 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation.

In the United States, the Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. See below, “Certain Factors Affecting Callaway Golf Company—Intellectual Property and Proprietary Rights” contained in Item 1A.

Licensing

The Company from time to time licenses its trademarks and service marks to third parties for use on products such as golf apparel, footwear, watches, travel gear and eyewear. The Company has a current licensing arrangement with Ashworth, Inc. for a complete line of Callaway Golf men’s and women’s apparel for distribution in the United States, Canada, Europe, Australia, New Zealand and South Africa. The Company also has a current licensing arrangement with Sanei International Co., Ltd. (“Sanei”) for a complete line of Callaway Golf men’s and women’s apparel for distribution in Japan, Korea, China and other Asian Pacific countries.

In addition to apparel, the Company has also entered into licensing arrangements with (i) Tour Golf Group, Inc. for a Callaway Golf footwear collection, (ii) Fossil, Inc. for a line of Callaway Golf watches and clocks, (iii) TRG Accessories, LLC for a collection primarily consisting of travel gear, (iv) Global Wireless Entertainment, Inc. for the creation of golf-related software and applications for wireless handheld devices and platforms and (v) MicroVision Optical, Inc. for eyewear. As part of the Top-Flite Acquisition, the Company assumed certain license agreements with third parties to license, among other things, the use of its Top-Flite and Ben Hogan marks on apparel and accessories.

Employees

As of December 31, 2005, the Company and its subsidiaries had approximately 3,000 full-time employees. In addition, the Company employs part-time employees and temporary employees as the business of the Company requires. During 2005, the Company converted some of the temporary positions to full-time positions. Also during 2005, the Company announced the elimination of approximately 500 positions worldwide, including full-time and part-time employees, temporary employees and open positions. Most of these positions were eliminated prior to December 31, 2005 and the remainder of the planned eliminations are expected to be completed during 2006.

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

Item 1A. Risk Factors

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

The Company’s newly introduced golf club products generally, but not always, have a product life cycle of up to two years. These products generally sell significantly better in the first year after introduction as compared to the second year. In certain markets, such as Japan, the decline in sales occurs sooner in the product cycle and is more significant. The Company’s fusion woods generally sell at higher price points than its titanium metal woods, and its titanium metal woods generally sell at higher price points than its steel metal woods. Historically, the Company’s woods products generally have achieved better gross margins than its other products. However, price compression in the woods market has made this differential less, and at times gross margins on woods may be less than other products. The Company’s sales and gross margins for a particular period may be negatively or positively affected by the mix of new products sold in such period.

Manufacturing Capacity

The Company plans its manufacturing capacity based upon the forecasted demand for its products. The nature of the Company’s business makes it difficult to quickly adjust its manufacturing capacity if actual demand for its products exceeds or is less than forecasted demand. If actual demand for its products exceeds the forecasted demand, the Company may not be able to produce sufficient quantities of new products in time to fulfil actual demand, which could limit the Company’s sales and adversely affect its financial performance. On the other hand, if actual demand is less than the forecasted demand for its products, this could result in less than optimum capacity usage and/or in excess inventories and related obsolescence charges that could adversely affect the Company’s financial performance.

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

On a consolidated basis, no one customer that distributes the Company’s golf clubs or golf balls in the United States accounted for more than 4% of the Company’s revenue during 2005, 2004 and 2003. On a segment basis, the Company’s golf ball customer base is much more concentrated than its golf club customer base. In 2005, the top five golf ball customers accounted for approximately 24% of the Company’s total golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

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

The effect of the translation of foreign currencies on the Company’s financial results can be significant. The Company therefore engages in certain hedging activities to mitigate over time the impact of the translation of foreign currencies on the Company’s financial results. The Company’s hedging activities are designed to reduce, but not to eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of the Company’s hedging activities include accuracy of sales forecasts, volatility of currency markets and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar but they also reduce the positive impact of a weaker U.S. dollar. For the effect of the Company’s hedging activities during the current reporting periods, see below “Quantitative and Qualitative Disclosures about Market Risk.” The Company’s future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which the Company conducts business. The degree to which the Company’s financial results are affected will depend in part upon the effectiveness or ineffectiveness of the Company’s hedging activities.

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

Golf Professional Endorsements

The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf, Odyssey, Top-Flite and Ben Hogan branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Nationwide Tour. While most professional golfers fulfil their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of the Company’s professional endorsers were to stop using the Company’s products contrary to their endorsement agreements, the Company’s business could be adversely affected in a material way by the negative publicity or lack of endorsement.

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

Brand Licensing

The Company licenses its trademarks to third party licensees who produce, market and sell their products bearing the Company’s trademarks. The Company chooses its licensees carefully and imposes upon such licensees various restrictions on the products, and on the manner, on which such trademarks may be used. In addition, the Company requires its licensees to abide by certain standards of conduct and the laws and regulations of the jurisdictions in which they do business. However, if a licensee fails to adhere to these requirements, the Company’s brand could be damaged. The Company’s brand could also be damaged if a licensee becomes insolvent or by any negative publicity concerning a licensee or if the licensee does not maintain good relationships with its customers or consumers, many of which are also the Company’s customers and consumers.

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

The Company monitors the level and nature of any golf club breakage and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. Significant increases in the incidence of breakage or other product problems may adversely affect the Company’s sales and image with golfers. The Company believes that it has adequate reserves for warranty claims. If the Company were to experience an unusually high incidence of breakage or other warranty problems in excess of these reserves, the Company’s financial results would be adversely affected. See below, “Critical Accounting Policies and Estimates—Warranty” contained in Item 7.

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

As a result of this international business, the Company is exposed to increased risks inherent in conducting business outside of the United States. In addition to foreign currency risks, these risks include (i) increased difficulty in protecting the Company’s intellectual property rights and trade secrets, (ii) unexpected government action or changes in legal or regulatory requirements, (iii) social, economic or political instability, (iv) the effects of any anti-American sentiments on the Company’s brands or sales of the Company’s products, (v) increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for its foreign operations, and (vi) increased exposure to interruptions in air carrier or ship services, which interruptions could significantly adversely affect the Company’s ability to obtain timely delivery of components from international suppliers or to timely deliver its products to international customers. Although the Company believes the benefits of conducting business internationally outweigh these risks, any significant adverse change in circumstances or conditions could have a significant adverse effect upon the Company’s operations and therefore financial performance and condition.

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

Change in Accounting Rules

The Company currently and historically has accounted for its stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, the Company is not required to record compensation expense for equity-based awards granted to employees. The Financial Accounting Standards Board recently issued SFAS No. 123R, “Share-Based Payment,” which requires the Company to begin recording compensation expense for such awards based upon the fair value of such awards for the first fiscal year beginning after January 1, 2006. Such non-cash compensation expense is anticipated to have a significant adverse effect upon the Company’s reported earnings.

Although the Company has historically provided in the notes to its financial statements pro forma earnings information showing what the Company’s results would have been had the Company been recording compensation expense for such awards, the amount of such expense was not reflected in its financial results. Consequently, when the Company begins recording such compensation expense in 2006, the period over period comparisons will be significantly affected by the inclusion of such expense in 2006 and the absence of such expense from prior periods. If investors do not appropriately consider these changes in accounting rules, the price at which the Company’s stock is traded could be significantly adversely affected.

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

Item 1B. Unresolved SEC Comments

None.

Item 2. Properties

The Company and its subsidiaries conduct operations in both owned and leased properties. The Company’s principal executive offices and domestic operations are located in Carlsbad, California. The eight buildings utilized in the Company’s Carlsbad operations include corporate offices, as well as manufacturing, research and development, warehousing and distribution facilities. These buildings comprise approximately 735,000 square feet. The Company owns seven of these buildings, representing approximately 585,000 square feet of space. An additional property, representing approximately 150,000 square feet of space, is leased and the lease is scheduled to expire in November 2007. As part of the Top-Flite Acquisition, the Company acquired the Chicopee, Massachusetts manufacturing plant, warehouse and offices that encompass approximately 869,000 square feet and a manufacturing plant in Gloversville, New York comprising approximately 70,000 square feet. In addition, the Company owns and leases a number of other properties domestically and internationally, including properties in Australia, Canada, Japan, Korea, the United Kingdom and China. The Company’s operations at each of these properties are used to some extent for both the golf club and golf ball businesses. The Company believes that its facilities currently are adequate to meet its requirements.

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

In the fall of 1999, the Company adopted a unilateral sales policy called the New Product Introduction Policy (“NPIP”). The NPIP sets forth the basis on which the Company chooses to do business with its customers with respect to the introduction of new products. The NPIP has been the subject of several legal challenges. Currently pending cases, described below, include Lundsford v. Callaway Golf, Case No. 2001-24-IV, pending in Tennessee state court (“Lundsford I”); Foulston v. Callaway Golf, Case No. 02C3607, pending in Kansas state court (“Foulston”); Murray v. Callaway Golf Sales Company, Case No. 3:04CV274-H, pending in the United States District Court for the Western District of North Carolina (“Murray”); and Lundsford v. Callaway Golf, Civil Action No. 3:04-cv-442, pending in the United States District Court for the Eastern District of Tennessee

(“Lundsford II”). An adverse resolution of the NPIP cases could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

Lundsford I was filed on April 6, 2001, and seeks to assert a putative class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products covered by the NPIP on or after March 30, 2000. Plaintiff asserts violations of Tennessee and Kansas antitrust and consumer protection laws and is seeking damages, restitution and punitive damages. The court has not made any determination that the case may proceed in the form of a class action. In light of the subsequently filed Lundsford II case, the parties agreed to stay Lundsford I and to dismiss it without prejudice once the federal court accepted jurisdiction over the state-law claims. Plaintiff has moved for summary judgment and class-certification in Lundsford I, but has withdrawn his request for a hearing on those motions.

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

The complaint in Murray was filed on May 14, 2004, alleging that a retail golf business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products after the store violated the NPIP, and by the failure to permit plaintiff to sell Callaway Golf products on the Internet. The proprietor seeks compensatory and punitive damages associated with the failure of his retail operation. Callaway Golf removed the case to the United States District Court for the Western District of North Carolina, and has answered the complaint denying liability. The parties are currently engaged in discovery and motion practice. The original trial date of December 2005 was vacated due to pending motions filed by Callaway Golf. A new trial date has not yet been set.

Lundsford II was filed on September 28, 2004, and the complaint asserts that the NPIP constitutes an unlawful resale price agreement and an attempt to monopolize golf club sales prohibited by federal antitrust law. The complaint also alleges a violation of the state antitrust laws of Tennessee, Kansas, South Carolina and Oklahoma. Lundsford II seeks to assert a nationwide class action consisting of all persons who purchased Callaway Golf clubs subject to the NPIP on or after March 30, 2000. Plaintiff seeks treble damages under the federal antitrust laws, compensatory damages under state law, and an injunction. The Lundsford II court determined on July 20, 2005 that the case may not proceed in the form of a class action. The court also denied plaintiff’s motion for summary judgment. On September 22, 2005, the United States Court of Appeals for the Sixth Circuit denied plaintiff’s request to file an interim appeal of the class certification issue. The plaintiff’s request to the district court for permission to appeal the adverse ruling on the summary judgment ruling is pending. Trial has been set for the summer of 2006 with respect to the individual named plaintiff’s claim.

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, case no. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserts that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet.

The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Subject to statements above concerning the NPIP litigation, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
George Fellows	63	President and Chief Executive Officer, Director
Steven C. McCracken	55	Senior Executive Vice President, Chief Administrator Officer and Secretary
Bradley J. Holiday	52	Senior Executive Vice President and Chief Financial Officer
Robert A. Penicka	43	Senior Executive Vice President and Chief Operations Officer, Equipment

George Fellows is President and Chief Executive Officer of the Company as well as one of its Directors. He has served in such capacities since August 2005. Prior to joining the Company, during the period 2000 through July 2005, he served as President and Chief Executive Officer of GF Consulting, a management consulting firm, and served as Senior Advisor to Investcorp International, Inc. and J.P. Morgan Partners, LLC. Previously, Mr. Fellows was a member of senior management of Revlon, Inc. from 1993 to 1999, including his term as President commencing 1995 and Chief Executive Officer commencing 1997. He is a member of the board of directors of VF Corporation (a global apparel company). Mr. Fellows is also chair of the Audit Committee and a member of the Nominating and Governance Committee of VF Corporation. Previously, he has served on the boards of directors of Revlon, Inc., the National Association of Chain Drug Stores, the Cosmetics, Toiletries and Fragrance Association, and has served on the New York Stock Exchange Listed Company Advisory Committee. Mr. Fellows graduated in 1964 with a B.S. degree from City College of New York, received an MBA from Columbia University in 1966 and completed the Harvard Advanced Management Program in 1981.

Steven C. McCracken is Senior Executive Vice President, Chief Administrative Officer and Secretary of the Company and has served in such capacity since October 2005. He previously served as Senior Executive Vice President, Chief Legal Officer and Secretary from August 2000 until October 2005. He served as Executive Vice President, Licensing and Chief Legal Officer from April 1997 to August 2000. He has served as an Executive Vice President since April 1996 and served as General Counsel from April 1994 to April 1997. He served as Vice President from April 1994 to April 1996. He has served as Secretary since April 1994. Prior to joining the Company, Mr. McCracken was a partner at Gibson, Dunn & Crutcher LLP for 11 years, and had been in the private practice of law for over 18 years. During part of that period, he provided legal services to the Company. Mr. McCracken received a B.A., magna cum laude, from the University of California at Irvine in 1972 and a J.D. from the University of Virginia in 1975.

Bradley J. Holiday is Senior Executive Vice President and Chief Financial Officer of the Company and has served in such capacity since September 2003. Mr. Holiday previously served as Executive Vice President and Chief Financial Officer since August 2000. Prior to joining the Company, Mr. Holiday served as Vice President—Financial Planning & Analysis for Gateway, Inc. Prior to Gateway, Inc., Mr. Holiday was with Nike, Inc. in various capacities beginning in April 1993, including Chief Financial Officer—Golf Company, where he directed all global financial initiatives and strategic planning for Nike, Inc.’s golf business. Prior to Nike, Inc., Mr. Holiday served in various financial positions with Pizza Hut, Inc. and General Mills, Inc. Mr. Holiday has an M.B.A. in Finance from the University of St. Thomas and a B.S. in Accounting from Iowa State University.

Robert A. Penicka is Senior Executive Vice President, and Chief Operations Officer, Equipment, of the Company and has served in such capacity since January 2005. Mr. Penicka also serves as the President of The Top-Flite Golf Company, a wholly-owned subsidiary of the Company, and has served in such capacity since

September 2003. Previously, from June 2001 to September 2003, he served as the Company’s Executive Vice President of Manufacturing. Prior to becoming Executive Vice President, Manufacturing, Mr. Penicka served as the Company’s Senior Vice President of Golf Ball Manufacturing from May 2000 until June 2001. He also previously held the positions of Senior Vice President of Golf Club Manufacturing and Vice President of Manufacturing Technology. Mr. Penicka joined Callaway Golf in 1997 when the Company acquired Odyssey Golf. At Odyssey Golf, Mr. Penicka served as Vice President of Manufacturing, based in Chicago. Prior to entering the golf business, he spent eight years with General Electric Company and six years at Harman International Industries in Indianapolis as Vice President of Manufacturing for its automotive OEM business. Mr. Penicka graduated with a degree in Chemical Engineering from The Ohio State University in 1984.

Information with respect to the Company’s employment agreements with its Chief Executive Officer and other four most highly compensated executive officers, is contained in the Company’s definitive Proxy Statement. In addition, the Company currently has employment agreements with each of its executive officers which are included as exhibits to this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its Common Stock is “ELY.” As of January 31, 2006, the approximate number of holders of record of the Company’s Common Stock was 8,900. The following table sets forth the range of high and low per share closing prices of the Company’s Common Stock and per share dividends for the periods indicated.

	Year Ended December 31,
	2005			2004
Period:	High	Low	Dividend	High	Low	Dividend
First Quarter	$14.20	$12.11	$0.07	$19.23	$16.93	$0.07
Second Quarter	$15.55	$10.78	$0.07	$19.95	$11.09	$0.07
Third Quarter	$15.55	$14.46	$0.07	$12.50	$10.30	$0.07
Fourth Quarter	$15.45	$13.12	$0.07	$13.50	$9.28	$0.07

Securities Authorized for Issuance Under Equity Compensation Plans

Information about the Company’s equity compensation plans at December 31, 2005 is as follows:

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders(1)	5,308	$16.92	6,766	(2)
Equity Compensation Plans Not Approved by Shareholders(3)	4,986	$17.00	—

Total	10,294	$16.96	6,766	(2)

(1)	Consists of the following plans: 1991 Stock Incentive Plan, 1996 Stock Option Plan, 1998 Stock Incentive Plan, Non-Employee Directors Stock Option Plan, 2001 Non-Employee Directors Stock Option Plan and 2004 Equity Incentive Plan and Employee Stock Purchase Plan. No shares are available for grant under the 1991 Stock Incentive Plan, 1996 Stock Option Plan, 1998 Stock Incentive Plan or Non-Employee Directors Stock Option Plan at December 31, 2005. The 2001 Non-Employee Directors Stock Option Plan provides for stock option awards only. The 2004 Equity Incentive Plan permits the award of stock options, restricted stock and various other stock-based awards.
(2)	Includes 3.7 million shares reserved for issuance under the Employee Stock Purchase Plan.
(3)	Consists of the following plans: 1995 Employee Stock Incentive Plan and 1992 Promotion, Marketing and Endorsement Stock Incentive Plan. No shares are available for grant under these plans at December 31, 2005.

Equity Compensation Plans Not Approved By Shareholders

The Company has the following equity compensation plans which were not approved by shareholders: the 1995 Employee Stock Incentive Plan (the “1995 Plan”) and the 1992 Promotion, Marketing and Endorsement Stock Incentive Plan (the “Promotion Plan”). No shares are available for grant under the 1995 Plan or the Promotion Plan at December 31, 2005. For additional information, see “Notes to Consolidated Financial Statements, Note 10—Stock, Stock Options and Rights.”

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2005, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $50.0 million. The new stock repurchase program supersedes the May 2002 repurchase program and all prior stock repurchase authorizations. There were no repurchases under this authorization during the fourth quarter of 2005.

During 2005, the Company repurchased 3,000 shares of its Common Stock at an average cost per share of $12.36 through the withholding of shares in satisfaction of employee tax obligations related to the vesting of employee restricted stock awards. There were no share repurchases during the fourth quarter of 2005. The Company’s repurchases of shares of Common Stock are recorded at average cost in Common Stock held in treasury and result in a reduction of shareholders’ equity. See below “Share Repurchases” contained in Item 7.

Item 6. Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2005 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2005 and 2004 and the related consolidated statements of operations and statements of cash flows for each of the three years in the period ended December 31, 2005 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this report.

	Year Ended December 31,
	2005(1,2)	2004(2,3)	2003(2,4)	2002(5)	2001(6)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales(7)	$998,093	$934,564	$814,032	$793,219	$818,072
Cost of sales	583,679	575,742	445,417	393,068	411,585

Gross profit(7)	414,414	358,822	368,615	400,151	406,487
Selling, general and administrative expenses(7)	370,219	352,967	273,231	256,909	259,473
Research and development expenses	26,989	30,557	29,529	32,182	32,697

Income (loss) from operations(7)	17,206	(24,702)	65,855	111,060	114,317
Interest and other income (expense), net(7)	(390)	1,934	3,550	2,271	5,349
Interest expense	(2,279)	(945)	(1,522)	(1,660)	(1,552)
Unrealized energy derivative losses	—	—	—	—	(19,922)

Income (loss) before income taxes	14,537	(23,713)	67,883	111,671	98,192
Income tax provision (benefit)	1,253	(13,610)	22,360	42,225	39,817

Net income (loss)	$13,284	$(10,103)	$45,523	$69,446	$58,375

Earnings (loss) per common share:
Basic	$0.19	$(0.15)	$0.69	$1.04	$0.84
Diluted	$0.19	$(0.15)	$0.68	$1.03	$0.82
Dividends paid per share	$0.28	$0.28	$0.28	$0.28	$0.28

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$49,481	$31,657	$47,340	$108,452	$84,263
Marketable securities	$—	$—	$—	$—	$6,422
Working capital	$298,385	$272,934	$253,302	$259,866	$252,817
Total assets	$764,498	$735,737	$748,566	$679,845	$647,602
Long-term liabilities	$28,245	$28,622	$29,023	$27,297	$31,379
Total shareholders’ equity	$596,048	$586,317	$589,383	$543,387	$514,349

(1)	In September 2005, the Company began the implementation of several company-wide restructuring initiatives designed to improve the Company’s business processes and reduce the Company’s overall expenses. In connection with these initiatives, the Company recorded pre-tax charges in the amount of $8.3 million, which is comprised of $7.1 million for employee termination benefits and $1.2 million for facility closures for the year ended December 31, 2005. These charges reduced the Company’s gross profit, net income and earnings per common share by approximately $2.1 million, $5.2 million and $0.08, respectively, for the year ended December 31, 2005 (see Note 4 to the Consolidated Financial Statements).
(2)	During 2005, 2004 and 2003, the Company’s gross profit, net income and earnings per common share include the recognition of certain integration charges related to the consolidation of its Callaway Golf and Top-Flite golf ball and golf club manufacturing and research and development operations. These charges reduced the Company’s gross profit, net income and earnings per common share by approximately $6.4 million, $7.7 million and $0.11, respectively, for the year ended December 31, 2005, $15.7 million, $17.5 million and $0.26, respectively, for the year ended December 31, 2004 and $24.1 million, $16.1 million and $0.24, respectively, for the year ended December 31, 2003. (See Note 4 to the Consolidated Financial Statements).
(3)	On May 28, 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader, Inc. Thus, the Company’s financial data includes the FrogTrader, Inc. results of operation commencing May 28, 2004.
(4)	On September 15, 2003 the Company completed the domestic portion of the Top-Flite Acquisition. The settlement of the international assets was effective October 1, 2003. Thus, the Company’s financial data includes The Top-Flite Golf Company results of operations in the United States commencing September 15, 2003, and the international operations commencing October 1, 2003. (See Note 3 to the Consolidated Financial Statements).
(5)	For 2002, the Company’s gross profit, net income and earnings per common share include the effect of the change in accounting estimate for the Company’s warranty reserve. During the third quarter of 2002, the Company changed its methodology of estimating warranty accruals as a result of the development of improved data collection techniques and reduced its warranty reserve by approximately $17.0 million, pre-tax.
(6)	For 2001, the Company’s net income and earnings per common share include the recognition of unrealized energy contract losses due to changes in the estimated fair value of the energy contract based on market rates. During the second and third quarters of 2001, the Company recorded $6.4 million and $7.8 million, respectively, of after-tax unrealized losses. During the fourth quarter of 2001, the Company terminated the energy contract. As a result, the Company will continue to reflect the derivative valuation account on its balance sheet with no future valuation adjustments for changes in market rates, subject to periodic review (see Note 13 to the Consolidated Financial Statements).
(7)	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales and royalty related expenses as selling expenses. Previously, royalty revenue and the related expenses were recorded as components of other income. Prior periods have been reclassified to conform with the current basis of presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the “Important Notice to Investors” that appear elsewhere in this report.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

Revenue Recognition

Sales are recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” as products are shipped to customers, net of an allowance for sales returns and sales programs. The criteria for recognition of revenue are when persuasive evidence that an arrangement exists, delivery has occurred and both title and risk of loss have passed to the customer, the price is fixed or determinable and collectibility is reasonably assured. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs. If the actual costs of sales returns and sales programs significantly exceed the recorded estimated allowance, the Company’s sales would be significantly adversely affected.

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

Taxes

Current income tax expense (benefit) is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company therefore accrues an amount for its estimate of additional tax liability, including interest and penalties, which the Company could incur as a result of the ultimate resolution of disagreements with the various taxing authorities related to federal, state and international tax matters. The tax contingency accrual is recorded as a component of the Company’s net income taxes payable/receivable balance, which the Company reviews and updates over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

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
Liabilities Assumed:
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

The Top-Flite Acquisition provided a unique opportunity to significantly increase the size and profitability of the Company’s golf ball business and the Company was able to purchase the acquired assets at less than their estimated fair value. The Company paid the cash purchase price for the Top-Flite Acquisition from cash on hand.

The Company intends to continue the U.S. and foreign operations of the acquired golf assets, including the use of the acquired assets in the manufacturing of golf balls and golf clubs and the commercialization of the Top-Flite and Ben Hogan brands, patents and trademarks.

The Top-Flite Acquisition was accounted for as a purchase in accordance with SFAS No. 141. Under SFAS No. 141, the aggregate cost of the acquired assets was $183.0 million, which includes cash paid of $154.1 million, transaction costs of approximately $6.3 million, and assumed liabilities of approximately $22.5 million. The estimated fair value of the assets acquired exceeded the estimated aggregate acquisition costs. As a result, the Company was required to reduce the carrying value of the acquired long-term assets on a pro rata basis. The allocation of the aggregate acquisition costs is as follows (in millions):

Assets Acquired:
Accounts receivable	$45.3
Inventory	32.8
Other assets	1.1
Property and equipment	55.8
Intangible assets	48.0
Liabilities Assumed:
Current liabilities	(17.4)
Long-term liabilities	(5.1)

Total net assets acquired	$160.5

In October 2005, following the Top-Flite Acquisition, the Company completed its full consolidation of the Callaway golf ball manufacturing with the Top-Flite golf ball manufacturing at the Chicopee, Massachusetts and Gloversville, New York locations. During December 2005, 2004 and 2003, in connection with the consolidation, the Company incurred charges to pre-tax earnings of $12.4 million, $28.5 million and $24.1 million, respectively. The 2005 charges included noncash charges for acceleration of depreciation on certain golf ball manufacturing equipment and cash charges related to severance and facility consolidations. The charges incurred during 2004 included severance, the disposition of certain long-lived assets and facility consolidations. During 2006, the Company anticipates additional charges to pre-tax earnings of $3.0 million in order to complete the restoration of the ball manufacturing plant in Carlsbad, California.

Results of Operations

Overview

The Company’s sales improved in 2005 as compared to 2004, primarily due to favorable consumer acceptance of the Company’s new products launched during 2005. Sales for 2005 increased 7% as compared to 2004, contributing to record sales for the Company in the current year.

The Company’s earnings for 2005 also improved to $0.19 per diluted share compared to a loss of $0.15 per diluted share in 2004. Although earnings improved, they are still not at desired levels. The Company therefore announced on September 29, 2005 several company-wide initiatives designed to improve the Company’s business processes and reduce the Company’s overall expenses by an estimated $70 million over a two year period, with between $50 and $60 million of savings expected in 2006 (the “2005 Restructuring Initiatives”). Some of these expected savings will be reinvested back into the business to generate growth but a majority is expected to flow through to the bottom line. The Company has already begun to see the benefits of the 2005 Restructuring Initiatives as operating expenses decreased in the fourth quarter of 2005 as compared to the fourth quarter of 2004. The Company is also in the process of undertaking other business improvement initiatives, including the review of manufacturing processes, automation opportunities and sourcing strategies in an effort to improve gross margins.

The cost of implementing the 2005 Restructuring Initiatives is expected to result in pre-tax charges of approximately $12.0 million, $8.3 million of which was recorded in 2005 and the balance of which is expected to be recorded in 2006. The 2005 Restructuring Initiatives are in addition to the previously reported integration charges associated with the integration of the Callaway Golf and Top-Flite operations (“Top-Flite Integration”). The Top-Flite Integration is nearing completion and all of the Company’s golf balls are now being manufactured at the two facilities acquired in the Top-Flite Acquisition. To date, the Company has recorded charges of $65.0 million associated with the Top-Flite Integration and the Company expects to record additional charges of approximately $3.0 million in 2006 as it completes the restoration of its ball manufacturing plant in Carlsbad, California.

Management believes the Company is in a good position entering 2006. There are several new products being introduced and the initial response from retailers has been positive. It is expected that the Company will continue to realize the benefits of the 2005 Restructuring Initiatives during 2006 and 2007. Furthermore, the Company has increased the amount of inventory that it has on hand as it enters the 2006 golf season and does not expect to experience the same supply constraint issues in 2006 that it experienced in 2005. One of the Company’s primary objectives for 2006 will be to strengthen the Company’s marketing programs and enhance customer service (particularly regarding on time delivery of new products) in an effort to improve the Company’s position in the marketplace and grow profitability.

Years Ended December 31, 2005 and 2004

Net sales increased 7% to $998.1 million for the year ended December 31, 2005 as compared to $934.6 million for the year ended December 31, 2004. The overall increase in net sales is primarily due to a $57.4 million (22%) increase in sales of irons, combined with an $11.2 million (11%) increase in sales of accessories and other products, an $8.8 million (9%) increase in sales of putters and a $2.7 million (1%) increase in sales of drivers and fairway woods during the year ended December 31, 2005 as compared to the year ended December 31, 2004. These increases were partially offset by a $16.6 million (7%) decrease in sales of golf balls due to a decline in Top-Flite golf ball sales during the year. The overall increase in net sales during 2005 is generally attributable to favorable consumer acceptance of the Company’s products launched during 2005.

Net sales information by product category is summarized as follows:

	Year Ended December 31,		Growth (Decline)
	2005	2004	Dollars	Percent
	(In millions)
Net Sales:
Driver and fairway woods	$241.3	$238.6	$2.7	1%
Irons	316.5	259.1	57.4	22%
Putters	109.3	100.5	8.8	9%
Golf balls	214.7	231.3	(16.6)	(7)%
Accessories and other	116.3	105.1	11.2	11%

	$998.1	$934.6	$63.5	7%

The $2.7 million (1%) increase in net sales of drivers and fairway woods to $241.3 million for the year ended December 31, 2005 resulted from increased sales volumes almost entirely offset by lower average selling prices in 2005 compared to the prior year. The majority of this increase related to sales of the Company’s new 2005 products including new Callaway titanium drivers, multi-material driver and fairway woods products and hybrid woods products as well as an increase in sales of the Company’s new 2005 Ben Hogan drivers and fairway woods products, which were all introduced during the current year. This increase was partially offset by a decline in sales of the Company’s older multi-material and titanium driver products, steel fairway woods products and titanium fairway woods products, which were expected as the Company’s products generally sell better in their first year after introduction and 2005 is the second year in the life cycles of these products.

The $57.4 million (22%) increase in net sales of irons to $316.5 million for the year ended December 31, 2005 resulted from higher sales volumes as well as higher average selling prices during 2005 compared to 2004. The increase in sales volumes is primarily attributable to the Company offering more new irons models in its 2005 product line than its 2004 product line, including multi-material irons products which were not introduced until the fourth quarter of 2004. The increase in average selling prices is due to a shift in product mix to higher priced multi-material and steel irons products. These sales increases were partially offset by a decrease in the Company’s older irons products which were in the second and third years of their product life cycles.

The $8.8 million (9%) increase in net sales of putters to $109.3 million for the year ended December 31, 2005 is attributable to the current year introduction of the Odyssey White Steel and Dual Force 2 putters and the Callaway Golf I-Trax Putter partially offset by decreased sales of the Company’s older putter models which were in the second and third years of their product life cycles.

The $16.6 million (7%) decrease in net sales of golf balls to $214.7 million for the year ended December 31, 2005 resulted from decreased Top-Flite golf ball sales partially offset by an increase in Callaway Golf ball sales. The decrease in Top-Flite golf ball sales resulted from lower sales volumes and lower average selling prices. The decrease is due in part to the planned reduction in the number of Top-Flite golf ball models in the 2005 product line as a result of the Company’s discontinuance of certain less profitable golf ball models. The increase in Callaway golf ball sales is primarily due to the expansion of the Callaway golf ball product line as a result of the successful launch of two new Callaway Golf ball models during 2005.

The $11.2 million (11%) increase in net sales of accessories and other products to $116.3 million for the year ended December 31, 2005 is primarily attributable to a $10.4 million increase in sales of pre-owned products through the FrogTrader business resulting from the inclusion of FrogTrader sales for a full year in 2005 compared to seven months in 2004, as well as an increase in sales of Callaway Golf bags and royalty revenue from other licensed merchandise.

Net sales information by region is summarized as follows:

	Year Ended December 31,		Growth (Decline)
	2005	2004	Dollars	Percent
	(In millions)
Net Sales:
United States	$563.0	$546.2	$16.8	3%
Europe	166.2	169.5	(3.3)	(2)%
Japan	103.4	70.5	32.9	47%
Rest of Asia	66.9	51.7	15.2	29%
Other foreign countries	98.6	96.7	1.9	2%

	$998.1	$934.6	$63.5	7%

Net sales in the United States increased $16.8 million (3%) to $563.0 million during 2005 compared to 2004. In addition, the Company’s sales in regions outside of the United States increased $46.7 million (12%) to $435.1 million during 2005 compared to 2004. This increase in international sales is primarily attributable to a $48.1 million (39%) increase in sales in Japan and the rest of Asia due to favorable consumer acceptance of the Company’s new products launched in those regions during 2005. These increases were partially offset by a $3.3 million (2%) decrease in sales in Europe, primarily attributable to the Company’s failure to supply sufficient product to satisfy demand in that region during the first half of 2005 which was tempered by the increase in sales experienced during the third quarter of 2005. The Company’s net sales were also positively affected by changes in foreign currency rates. See above, “Certain Factors Affecting Callaway Golf Company—Foreign Currency Risk” contained in Item 1A.

For the year ended December 31, 2005, gross profit increased $55.6 million (15%) to $414.4 million from $358.8 million in the comparable period of 2004. Gross profit as a percentage of net sales increased to 42% in 2005 from 38% in 2004. This improvement in gross margins is due to a more favorable product mix and the impact of favorable changes in foreign exchange rates partially offset by a decline in average selling prices of some of the Company’s driver and fairway woods products. The increase in gross profit was partially offset by charges of $6.4 million related to the Top-Flite Integration and $2.1 million related to the 2005 Restructuring Initiatives. In 2004, gross profit was negatively affected by charges of $15.7 million related to the Top-Flite Integration.

Selling expenses increased $27.0 million (10%) in 2005 to $290.1 million from $263.1 million in 2004. As a percent of sales, selling expenses increased to 29% in 2005 compared to 28% in 2004. This increase was primarily due to increases in tour and promotional expenses of $17.5 million and advertising expense of $3.8 million in 2005 compared to 2004. These increases were primarily due to costs associated with brand investment, increased marketing expenses in support of new product launches and expenses associated with successful tour player performance. Additionally, the Company incurred selling expenses of $2.1 million related to the Top-Flite Integration and $4.4 million related to the 2005 Restructuring Initiatives. In 2004, the Company incurred selling expenses of $4.4 million related to the Top-Flite Integration.

General and administrative expenses decreased $9.8 million (11%) in 2005 to $80.1 million from $89.9 million in 2004. As a percent of sales, general and administrative expenses decreased to 8% in 2005 from 10% in 2004. This decrease was primarily due to a decrease in legal expense of $7.2 million due to the fact that the Company incurred significant litigation expense in 2004 to defend certain suits which have since been resolved. In addition, during 2004, the Company incurred higher fees in connection with the settlement of certain litigation. The decrease in general and administrative expenses was also due to a decline in employee costs of $6.2 million as a result of a reduction in workforce in 2005 compared to 2004. The decrease in employee costs was partially offset by charges of $1.5 million related to employee termination benefits in connection with the 2005 Restructuring Initiatives. Additionally, these decreases were partially offset by an increase of $1.2 million of consulting fees.

Research and development expenses decreased $3.6 million (12%) in 2005 to $27.0 million from $30.6 million in 2004. As a percent of sales, research and development expenses remained consistent at 3% in both periods. The dollar decrease was primarily due to a decline in employee costs as a result of a reduction in workforce in 2005 compared to 2004.

Interest and other income (expense), net decreased to expense of $0.4 million in 2005 from income of $1.9 million in 2004. The $2.3 million decrease is primarily attributable to a $3.2 million increase in net foreign currency losses in 2005 compared to 2004.

Interest expense increased $1.3 million due to an increase in the average outstanding borrowings under the Company’s line of credit in 2005 compared to 2004.

The income tax provisions as a percent of income before taxes reflect a provision rate of 9% and a benefit rate of 57% for the years ended December 31, 2005 and 2004, respectively. During 2005 and 2004, the Company’s tax rate varied from its statutory rate primarily as a result of recorded net favorable adjustments of $3.6 million and $4.4 million, respectively, related to the reassessment and resolution of various tax exposures. The increase in income taxes as a percent of income before taxes was due to the fact that the 2004 adjustments had a larger impact on the income tax rate resulting from lower income before income taxes in 2004 compared to 2005.

Net income for 2005 increased $23.4 million (231%) to $13.3 million from a loss of $10.1 million in 2004. Diluted earnings per share increased to $0.19 in 2005 compared to a loss per share of $0.15 in 2004. In 2005, net income was negatively impacted by after-tax charges related to the 2005 Restructuring Initiatives and the Top-Flite Integration in the amounts of $5.2 million ($0.08 per share) and $7.7 million ($0.11 per share), respectively. In 2004, net income was negatively impacted by after-tax charges related to the Top-Flite Integration in the amount of $17.5 million ($0.26 per share).

Years Ended December 31, 2004 and 2003

Net sales increased 15% to $934.6 million for the year ended December 31, 2004 as compared to $814.0 million for the year ended December 31, 2003. The overall increase in net sales is primarily due to a $153.0 million (195%) increase in the sales of golf balls and a $45.5 million (76%) increase in the sales of accessories and other products as compared to 2003. The increase in golf ball sales resulted from the inclusion of Top-Flite ball sales for a full year in 2004 compared to 15 weeks in 2003 as well as a $42.1 million increase in Callaway Golf brand golf ball sales. The increase in accessories and other products sales is primarily due to the inclusion of Top-Flite accessories and other product sales for a full year in 2004 compared to 15 weeks in 2003. These increases were partially offset by a $42.3 million (30%) decrease in sales of putters, a $21.6 million (8%) decrease in sales of irons and a $13.9 million (5%) decrease in sales of woods in 2004 as compared to 2003.

The Company’s net sales were significantly affected by the $171.3 million increase in sales of Top-Flite and Ben Hogan branded products due to the inclusion of these sales for a full year in 2004 compared to 15 weeks in 2003. Excluding sales of Top-Flite and Ben Hogan branded products, sales of Callaway Golf and Odyssey branded products were $722.8 million in 2004, a $50.8 million (7%) decrease as compared to 2003. This decrease is primarily due to a decline in sales of products that were in their second and third year of their product life cycles as well as a decline in average selling prices.

The Company believes that its overall net sales in 2004 were adversely affected by continued competitive pressures (which had a negative impact upon average selling prices), limited market acceptance of certain of the Company’s 2004 products, continued economic uncertainty in many of the Company’s key markets, as well as the military actions in the Middle East. The Company’s net sales are also affected by changes in foreign currency rates. See above, “Certain Factors Affecting Callaway Golf Company—Foreign Currency Risk” contained in Item 1A.

Net sales information by product category is summarized as follows:

	Year Ended December 31,		Growth (Decline)
	2004	2003	Dollars	Percent
	(In millions)
Net Sales:
Driver and fairway woods	$238.6	$252.4	$(13.8)	(5)%
Irons*	259.1	280.7	(21.6)	(8)%
Putters	100.5	142.8	(42.3)	(30)%
Golf balls	231.3	78.4	152.9	195%
Accessories and other*	105.1	59.7	45.4	76%

	$934.6	$814.0	$120.6	15%

*	Beginning with the year ended December 31, 2004, the Company includes wedge sales within the iron sales product category. Previously, wedge sales were included as a component of the accessories and other category. Prior periods have been reclassified to conform with the current basis of presentation.

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

The $21.6 million (8%) decrease in net sales of irons to $259.1 million for the year ended December 31, 2004 was due to a combination of lower sales volumes and lower average selling prices in 2004 compared to 2003. This decline was expected as the Company’s steel and titanium iron products were in the second year of their product life cycle and such products generally sell better in the first year after introduction. These decreases were partially offset by the introduction of the Company’s fusion irons in 2004 as well as an increase in Top-Flite irons sales, resulting from the inclusion of Top-Flite sales for a full 12 months in 2004 as compared to 15 weeks in 2003.

The $42.3 million (30%) decrease in net sales of putters to $100.5 million for the year ended December 31, 2004 was due to a combination of lower sales volumes and lower average selling prices in 2004 compared to 2003. The majority of this decrease was attributable to decreased sales of White Hot putters which were introduced in 2002, partially offset by the introduction of the new White Steel line of putters in 2004 and the inclusion of Top-Flite sales for a full 12 months in 2004 as compared to 15 weeks in 2003.

The $153.0 million (195%) increase in net sales of golf balls to $231.3 million for the year ended December 31, 2004 was primarily attributable to higher sales volumes resulting from the inclusion of Top-Flite and Ben Hogan golf ball sales for a full 12 months in 2004 as compared to 15 weeks in 2003. Sales of the Top-Flite and Ben Hogan brand golf balls were $144.9 million. Callaway Golf ball sales during 2004 were $86.4 million, an increase of $42.1 million (95%) from the year ended 2003. The increase in sales of Callaway Golf brand golf balls was driven by the success of the HX Tour golf ball products, as well as increased sales across the entire line of Callaway Golf ball products.

The $45.4 million (76%) increase in net sales of accessories and other products is primarily attributable to sales of Top-Flite and Ben Hogan bags, gloves and other accessories, sales of pre-owned products through the FrogTrader business acquired in May of 2004, combined with an increase in sales of Callaway Golf footwear, travel bags and other accessories.

Net sales information by region is summarized as follows:

	Year Ended December 31,		Growth/(Decline)
	2004	2003	Dollars	Percent
	(In millions)
Net Sales:
United States	$546.2	$449.4	$96.8	22%
Europe	169.5	145.1	24.4	17%
Japan	70.5	101.3	(30.8)	(30)%
Rest of Asia	51.7	58.3	(6.6)	(11)%
Other foreign countries	96.7	59.9	36.8	61%

	$934.6	$814.0	$120.6	15%

Net sales in the United States increased $96.8 million (22%) to $546.2 million during 2004 versus 2003. Overall, the Company’s sales in regions outside of the United States increased $23.8 million (7%) to $388.4 million during 2004 versus 2003. This increase in international sales is primarily attributable to a $24.4 million (17%) increase in sales in Europe and a $36.8 million (61%) increase in sales in other foreign countries. The increase in the United States, Europe and other foreign countries, was primarily attributable to the inclusion of Top-Flite for a full 12 months in 2004 versus 15 weeks in 2003. These increases were partially offset by a $30.8 million (30%) decrease in sales in Japan and a $6.6 million (11%) decrease in sales in other areas of Asia.

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

Selling expenses increased $55.3 million (27%) in 2004 to $263.1 million from $207.8 million in 2003, and were 28% and 26% of net sales, respectively. This increase was primarily due to the $44.2 million increase in Top-Flite selling expenses resulting from the inclusion of a full year of Top-Flite selling expenses in 2004 as compared to 15 weeks in 2003. The increase was also due to a $17.2 million increase in tour and promotional expenses incurred primarily during the first half of the year, as a result of the Company’s strategy to increase its presence on golf’s major professional tours. Additionally, the Company incurred $4.4 million of selling integration costs in connection with the integration of the Top-Flite operations with the Callaway Golf operations. These increases were partially offset by decreases in other selling and tour expense of $7.3 million and other promotional golf club expense of $3.2 million.

General and administrative expenses increased $24.5 million (37%) in 2004 to $89.9 million from $65.4 million in 2003, and were 10% and 8% of net sales, respectively. This increase was primarily due to the $12.9 million increase in Top-Flite general and administrative expenses resulting from the inclusion of a full year of Top-Flite expenses in 2004 as compared to 15 weeks of Top-Flite expenses in 2003, as well as $7.6 million of general and administrative expenses incurred in connection with the integration of the Top-Flite operations with the Callaway Golf operations. This increase was also due to an increase in legal fees of $5.4 million primarily related to the previously reported litigation with Dunlop Slazenger Group Americas, Inc. (d/b/a Maxfli) (which litigation has been resolved) and a $2.0 million increase resulting from the inclusion of seven months of FrogTrader general and administrative expenses during the year ended December 31, 2004.

Research and development expenses increased $1.1 million (4%) in 2004 to $30.6 million from $29.5 million in 2003, and were 3% and 4% of net sales in 2004 and 2003, respectively. The dollar increase was primarily due to the $3.8 million increase in Top-Flite expenses resulting from the inclusion of a full year of Top-Flite expenses in 2004 as compared to 15 weeks of Top-Flite expenses in 2003, as well as $0.9 million of research and development expenses incurred in connection with the integration of the Top-Flite operations with the Callaway Golf operations. This increase was partially offset by a $2.0 million decrease in employee costs during 2004 due to a decrease in personnel in 2004 compared to 2003.

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

Net income for the year ended December 31, 2004 decreased 122% to a loss of $10.1 million from income of $45.5 million in 2003. Earnings per diluted share decreased to a loss of $0.15 per share in 2004 as compared to earnings of $0.68 per share in 2003. Net income was negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amounts of $17.5 million and $16.1 million in 2004 and 2003, respectively. Earnings per share was negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amounts of $0.26 and $0.24 per share in 2004 and 2003, respectively.

Financial Condition

Cash and cash equivalents increased $17.8 million (56%) to $49.5 million at December 31, 2005 from $31.7 million at December 31, 2004. This increase in cash primarily resulted from cash provided by operating activities of $70.3 million offset by cash used in investing activities of $32.9 million and cash used in financing activities of $17.8 million. Cash flows provided by operating activities for 2005 reflected net income of $13.3 million, adjusted for depreciation and amortization of $38.3 million, a $32.7 million increase in accounts payable and accrued expenses, a $26.7 million decrease in income taxes receivable and a $7.6 million increase in accrued employee compensation benefits. These cash inflows were partially offset by a $65.6 million increase in cash paid for net inventories. Cash flows used in investing activities reflects capital expenditures of $34.3 million during 2005. Cash flows used in financing activities are primarily attributable to $19.6 million of dividends paid during 2005 as well as an increase in net payments on the Company’s line of credit in the amount of $13.0 million. These increases were partially offset by the issuance of $14.8 million of Common Stock under employee benefit plans during the year.

The Company’s net accounts receivable decreased $7.1 million to $98.1 million at December 31, 2005 from $105.2 million at December 31, 2004. The Company’s consolidated days sales outstanding (“DSO”) decreased to 59 days as of December 2005 as compared to 67 days as of December 2004. The decrease in DSO and accounts receivable balance is primarily attributable to more favorable collection terms in 2005 compared to the prior year.

The Company’s net inventory increased $60.3 million to $241.6 million at December 31, 2005 from $181.2 million at December 31, 2004. This increase in inventory was anticipated and is consistent with the Company’s plans to have more inventory on hand as it enters the 2006 golf season to avoid the product supply issues it experienced in 2005. This increase also reflects lower inventory levels in 2004 due to product compensation programs implemented in 2004 to stimulate retail sales.

As of December 31, 2005, the Company’s net property, plant and equipment decreased $8.1 million to $127.7 million from $135.8 million at December 31, 2004. This decrease is primarily due to depreciation of $35.2 million as well as the disposal of $4.0 million of net assets during 2005. These decreases were partially offset by additions of $34.3 million during the year.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities in effect from time to time. The Company currently expects this to continue. Effective January 23, 2006, the Company, Bank of America, N.A. and certain other lenders entered into an agreement (the “Second Amendment”) to amend the Company’s November 5, 2004 Amended and Restated Credit Agreement (as amended, the “Line of Credit”) to provide for modification of the financial covenants, pricing and certain other terms. The amendment also extends the term of the Line of Credit to expire on February 5, 2011.

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability is effectively limited by the financial covenants contained therein. As of December 31, 2005, the maximum amount that could be borrowed under the Line of Credit was approximately $180.0 million, none of which was outstanding.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 12.5 to 27.5 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters’ earnings before income taxes, depreciation and amortization (EBITDA) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case, plus a margin of 00.0 to 25.0 basis points or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 62.5 to 150.0 basis points. The Company has agreed that repayment of amounts under the Line of Credit will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by substantially all of the assets of the Company and such guarantor subsidiaries. The collateral (other than 65% of the stock of the Company’s foreign subsidiaries) could be released upon the satisfaction of certain financial conditions.

The Line of Credit requires the Company to meet certain financial covenants, including a minimum tangible net worth covenant and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of December 31, 2005, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit were $1.3 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1.0 million as of December 31, 2005, of which $0.3 million were included in prepaid and other current assets in the accompanying consolidated balance sheet. In January 2006, the Company incurred additional fees of approximately $0.3 million in connection with the Second Amendment.

Share Repurchases

In November 2005, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $50.0 million. The new stock repurchase program supersedes the May 2002 repurchase program and all prior stock repurchase authorizations. There were no repurchases under this authorization during the fourth quarter of 2005.

During 2005, the Company repurchased 3,000 shares of its Common Stock at an average cost per share of $12.36 through the withholding of shares in satisfaction of employee tax obligations related to the vesting of employee restricted stock awards. There were no share repurchases during the fourth quarter of 2005. The Company’s repurchases of shares of Common Stock are recorded at average cost in Common Stock held in treasury and result in a reduction of shareholders’ equity.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of December 31, 2005 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases(1)	10.2	5.6	4.2	0.3	0.1
Capital leases(2)	0.1	0.1	—	—	—
Unconditional purchase obligations(3)	111.9	26.4	55.4	25.9	4.2
Deferred compensation(4)	8.3	1.2	0.7	0.6	5.8

Total(5)	$130.5	$33.3	$60.3	$26.8	$10.1

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under noncancelable operating leases and include operating leases assumed as part of the Top-Flite Acquisition.
(2)	The Company acquired certain capital lease obligations as a result of the Top-Flite Acquisition primarily related to computer and telecommunications systems. The amounts presented in this line item represent commitments for minimum lease payments under noncancelable capital leases.
(3)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(4)	The Company has an unfunded, nonqualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9.9 million at December 31, 2005. The liability for the deferred compensation is included in long-term liabilities and was $8.3 million at December 31, 2005.
(5)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated and, therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. See below, Note 13 “Commitments and Contingencies—Supply of Electricity and Energy Contracts.”

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2005 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 13 to the Company’s Consolidated Financial Statements.

Sufficiency of Liquidity

Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its Line of Credit, will be sufficient to finance current operating requirements, planned capital expenditures, contractual obligations and commercial commitments, for the next 12 months. There can be no assurance, however, that future industry- specific or other developments, general economic trends or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see above, “Certain Factors Affecting Callaway Golf Company” contained in Item IA).

Capital Resources

The Company does not currently have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2005 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company uses derivative financial instruments for hedging purposes to limit its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with creditworthy firms. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from its credit facility.

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

The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated intercompany sales of inventory denominated in foreign currencies, payments due on intercompany transactions from certain wholly-owned foreign subsidiaries, and anticipated sales by the Company’s wholly owned European subsidiary for certain Euro-denominated transactions. Hedged transactions are denominated primarily in European currencies, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within 12 months from their inception.

At December 31, 2005, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $35.6 million, $52.7 million and $46.8 million, respectively. At December 31, 2005 and 2004 there were no outstanding foreign exchange contracts designated as cash flow hedges. At December 31, 2003, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $44.4 million.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2005 through its derivative financial instruments.

The estimated maximum one-day loss from the Company’s foreign currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $3.7 million at December 31, 2005. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $3.7 million at December 31, 2005 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

Additionally, the Company is exposed to interest rate risk from its Line of Credit (see Note 7 to the Company’s Consolidated Financial Statements). Outstanding borrowings under the Line of Credit accrue interest at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case plus a margin of 00.0 to 25.0 basis points or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 62.5 to 150.0 basis points. As of December 31, 2005, there were no outstanding borrowings under the Line of Credit.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, together with the reports of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-29.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework. Based on the assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting. As previously reported, the Callaway Golf business information systems and the acquired Top-Flite systems were operating on different platforms. To improve the Company’s business processes and increase the efficiency of the Company’s reporting systems, during the fourth quarter of 2005, the Company implemented the same Enterprise Resource Planning system for its Top-Flite operations that is generally used in the Callaway Golf operations. In connection with this change in systems, the Company also changed certain internal controls to conform to the new systems. The Company believes that these changed internal controls over the new information systems were effective as of December 31, 2005. During the quarter ended December 31, 2005, there were no other changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Callaway Golf Company

Carlsbad, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9A, that Callaway Golf Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated February 23, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 23, 2006

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 4 of this Form 10-K. The other information required by Item 10 has been included in the Company’s definitive Proxy Statement under the captions “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Commission within 120 days after the end of fiscal year 2005 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11. Executive Compensation

The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 is included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers,” “Report of the Compensation and Management Succession Committee on Executive Compensation,” “Performance Graph” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2005 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is included in Item 5 of this report and the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal year 2005 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is included in the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers—Compensation Committee Interlocks and Insider Participation,” to be filed with the Commission within 120 days after the end of fiscal year 2005 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

The information included in Item 14 is included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of fiscal year 2005 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-37:

Consolidated Balance Sheets as of December 31, 2005 and 2004;

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003;

Notes to Consolidated Financial Statements; and

Report of Independent Registered Public Accounting Firm.

2. Financial Statement Schedule. The following consolidated financial statement schedule of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part IV, Item 15 of this Form 10-K, is included in this Annual Report on Form 10-K on page S-1:

Schedule II—Consolidated Valuation and Qualifying Accounts; and

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

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

Executive Compensation Contracts/Plans

10.1	Executive Officer Employment Agreement, entered into as of July 29, 2005, between the Company and George Fellows, incorporated herein by this reference in Exhibit 10.55 to the Company’s Current Report on the Form 8-K, as filed with the Commission on August 4, 2005 (file no. 1-10962).

10.2	Restricted Stock Grant Agreement, effective as of August 1, 2005, between the Company and George Fellows, incorporated herein by this reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Commission on October 27, 2005 (file no. 1-10962).

10.3	Notice of Grant of Stock Option and Option Agreement, effective as of August 1, 2005, between the Company and George Fellows, incorporated herein by this reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Commission on October 27, 2005 (file no. 1-10962).

10.4	Executive Officer Employment Agreement, entered into as of December 20, 2005, between the Company and Steven C. McCracken, incorporated herein by this reference in Exhibit 10.60 to the Company’s Current Report on the Form 8-K, as filed with the Commission on December 22, 2005 (file no. 1-10962).

10.5	Executive Officer Employment Agreement, entered into as of December 20, 2005, between the Company and Bradley J. Holiday, incorporated herein by this reference in Exhibit 10.61 to the Company’s Current Report on the Form 8-K, as filed with the Commission on December 22, 2005 (file no. 1-10962).

10.6	Executive Officer Employment Agreement, entered into as of December 20, 2005, between the Company and Robert A. Penicka, incorporated herein by this reference in Exhibit 10.62 to the Company’s Current Report on the Form 8-K, as filed with the Commission on December 22, 2005 (file no. 1-10962).

10.7	First Amendment to Executive Officer Employment Agreement, dated April 1, 2003, between the Company and Richard C. Helmstetter, incorporated herein by this reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 7, 2003 (file no. 1-10962).

10.8	Executive Officer Employment Agreement, entered into as of January 1, 1998, between the Company and Richard C. Helmstetter, incorporated herein by this reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998 (file no. 1-10962).

10.9	Compensation Agreement between the Company and William C. Baker, incorporated herein by this reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 24, 2005 (file no. 1-10962).

10.10	Notice of Grant of Stock Option and Option Agreement between the Company and William C. Baker, incorporated herein by this reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 24, 2005 (file no. 1-10962).

10.11	Separation Agreement, entered into on October 28, 2004, between the Company and Ronald A. Drapeau, incorporated herein by this reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 29, 2004 (file no. 1-10962).

10.12	Second Amendment to Second Amended Executive Officer Employment Agreement, effective as of September 15, 2003, between the Company and Ronald A. Drapeau, incorporated herein by this reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003 (file no. 1-10962).

10.13	First Amendment to Second Amended Executive Officer Employment Agreement, dated March 1, 2003, between the Company and Ronald A. Drapeau, incorporated herein by this reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 7, 2003 (file no. 1-10962).

10.14	Second Amended Executive Officer Employment Agreement, effective as of June 1, 2002, between the Company and Ronald A. Drapeau, incorporated herein by this reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002 (file no. 1-10962).

10.15	Separation Agreement, entered into on February 24, 2005, between the Company and Patrice Hutin, incorporated herein by this reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 1, 2005 (file no. 1-10962).

10.16	Second Amendment to Executive Officer Employment Agreement, effective September 15, 2003, between the Company and Patrice Hutin, incorporated herein by this reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003 (file no. 1-10962).

10.17	First Amendment to Executive Officer Employment Agreement, dated March 1, 2003, between the Company and Patrice Hutin, incorporated herein by this reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 7, 2003 (file no. 1-10962).

10.18	Executive Officer Employment Agreement, effective November 6, 2002, between the Company and Patrice Hutin, incorporated herein by this reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).

10.19	Form of Stock Option Grant for Officers.†

10.20	Form of Restricted Stock Grant for Officers.†

10.21	Form of Performance Unit Grant for Officers.†

10.22	Form of Notice of Grant of Stock Option and Option Agreement for Non-Employee Directors, incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.23	Callaway Golf Company 2004 Equity Incentive Plan, incorporated herein by this reference to Exhibit B to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on April 20, 2004 (file no. 1-10962).

10.24	Callaway Golf Company 2001 Non-Employee Directors Stock Option Plan, incorporated herein by this reference to Appendix A to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on March 27, 2000 (file no. 1-10962).

10.25	Callaway Golf Company Non-Employee Directors Stock Option Plan (as amended and restated August 15, 2000), incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.26	Callaway Golf Company 1998 Stock Incentive Plan (as amended and restated August 15, 2000), incorporated herein by this reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.27	Amended and Restated 1996 Stock Option Plan (as amended and restated May 3, 2000), incorporated herein by this reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).

10.28	Callaway Golf Company 1995 Stock Incentive Plan (as amended and restated November 7, 2001), incorporated herein by this reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).

10.29	Callaway Golf Company 1991 Stock Incentive Plan (as amended and restated August 2000), incorporated herein by this reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.30	2005 Callaway Golf Company Executive Deferred Compensation Plan (Master Plan Document).†

10.31	Callaway Golf Company Executive Deferred Compensation Plan, as amended and restated, effective May 6, 2002, incorporated herein by this reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.32	Trust Agreement for the Callaway Golf Company Executive Deferred Compensation Plans.†

10.33	Callaway Golf Company Employee Stock Purchase Plan (as Amended and Restated Effective as of February 1, 2006).†

10.34	Indemnification Agreement, dated April 7, 2004, between the Company and Anthony S. Thornley, incorporated herein by this reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.35	Indemnification Agreement, dated as of April 21, 2003, between the Company and Samuel H. Armacost, incorporated herein by this reference to Exhibit 10.57 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.36	Indemnification Agreement, dated as of April 21, 2003, between the Company and John C. Cushman, III, incorporated herein by this reference to Exhibit 10.58 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.37	Indemnification Agreement, effective June 7, 2001, between the Company and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).

10.38	Indemnification Agreement, dated as of July 1, 1999, between the Company and William C. Baker, incorporated herein by this reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

10.39	Indemnification Agreement, dated July 1, 1999, between the Company and Yotaro Kobayashi, incorporated herein by this reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

10.40	Indemnification Agreement, dated July 1, 1999, between the Company and Richard L. Rosenfield, incorporated herein by this reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

Other Contracts

10.41	Second Amendment to Amended and Restated Credit Agreement dated as of January 23, 2006 between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party to the Amended and Restated Credit Agreement dated November 5, 2004, incorporated herein by this reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K, dated as of January 23, 2006, as filed with the Commission on January 27, 2006 (file no. 1-10962).

10.42	First Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2005, between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party to the Amended and Restated Credit Agreement dated November 5, 2004, incorporated herein by this reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K, dated as of March 31, 2005, as filed with the Commission on April 6, 2005 (file no. 1-10962).

10.43	Amended and Restated Credit Agreement, dated as of November 5, 2004, between the Company and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Banc of America Securities LLC, as Sole Lead Manager and Sole Book Manager, and the other lenders party to the Amended and Restated Credit Agreement, incorporated herein by this reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 9, 2004 (file no. 1-10962).

10.44	Credit Agreement, dated as of November 10, 2003, between the Company and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Banc of America Securities LLC, as Sole Lead Manager and Sole Book Manager, and the other lenders party to the Credit Agreement, incorporated herein by this reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).

10.45	Pledge Agreement, dated November 10, 2003, by and between the Company and Bank of America, N.A., as Administrative Agent, incorporated herein by this reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).

10.46	Master Energy Purchase and Sale Agreement and related Confirmation letter, each entered into as of April 12, 2001, between the Company and Enron Energy Services, Inc., incorporated herein by this reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 14, 2001 (file no. 1-10962).

10.47	Amendment No. 3 to Trust Agreement, effective as of November 1, 2005, by the Company with the consent of Union Bank of California, N.A.†

10.48	Amendment No. 2 to Trust Agreement, effective as of October 21, 2004, by the Company with the consent of Arrowhead Trust Incorporated, incorporated herein by this reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.49	Amendment No. 1 to Trust Agreement, effective as of June 29, 2001, by the Company with the consent of Arrowhead Trust Incorporated, incorporated herein by this reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.50	Assignment and Assumption Agreement, effective as of January 1, 2006, among the Company, Arrowhead Trust Incorporated and Union Bank of California, N.A.†

10.51	Assignment and Assumption Agreement, effective as of April 24, 2000, among the Company, Sanwa Bank California and Arrowhead Trust Incorporated, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).

10.55	Trust Agreement, dated July 14, 1995, between the Company and Sanwa Bank California, as Trustee, for the benefit of participating employees, incorporated herein by this reference to Exhibit 10.45 to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Commission on November 14, 1995 (file no. 1-10962).

21.1	List of Subsidiaries.†

23.1	Consent of Deloitte & Touche LLP.†

24.1	Form of Limited Power of Attorney.†

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Included in this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/S/ GEORGE FELLOWS
George Fellows President and Chief Executive Officer

Date: February 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of

Principal Executive Officer:

/s/ GEORGE FELLOWS George Fellows	President and Chief Executive Officer, Director	February 23, 2006

Principal Financial Officer and Principal Accounting Officer:

/s/ BRADLEY J. HOLIDAY Bradley J. Holiday	Senior Executive Vice President and Chief Financial Officer	February 23, 2006

Directors:

* Samuel H. Armacost	Director	February 23, 2006

* Ronald S. Beard	Chairman of the Board	February 23, 2006

* John C. Cushman, III	Director	February 23, 2006

* Yotaro Kobayashi	Director	February 23, 2006

* Richard L. Rosenfield	Director	February 23, 2006

* Anthony S. Thornley	Director	February 23, 2006

*By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday Attorney-in-fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Callaway Golf Company

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operation, shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item (15)a2. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Callaway Golf Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 23, 2006

CALLAWAY GOLF COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$49,481	$31,657
Accounts receivable, net	98,082	105,153
Inventories, net	241,577	181,230
Deferred taxes	38,192	32,959
Income taxes receivable	2,026	28,697
Other current assets	9,232	14,036

Total current assets	438,590	393,732
Property, plant and equipment, net	127,739	135,865
Intangible assets, net	146,123	149,168
Goodwill	29,068	30,468
Deferred taxes	6,516	9,837
Other assets	16,462	16,667

	$764,498	$735,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$102,134	$75,501
Accrued employee compensation and benefits	24,783	20,215
Accrued warranty expense	13,267	12,043
Bank line of credit	—	13,000
Capital leases, current portion	21	39

Total current liabilities	140,205	120,798
Long-term liabilities:
Deferred compensation	8,323	8,674
Energy derivative valuation account	19,922	19,922
Capital leases, net of current portion	—	26
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at December 31, 2005 and 2004	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 84,950,694 shares and 84,785,694 shares issued at December 31, 2005 and 2004, respectively	850	848
Additional paid-in capital	393,676	387,950
Unearned compensation	(9,014)	(12,562)
Retained earnings	430,996	437,269
Accumulated other comprehensive income	3,377	11,081
Less: Grantor Stock Trust held at market value, 5,954,747 shares and 7,176,678 shares at December 31, 2005 and 2004, respectively	(82,414)	(96,885)
Less: Common Stock held in treasury, at cost, 8,500,811 shares and 8,497,667 shares at December 31, 2005 and 2004, respectively	(141,423)	(141,384)

Total shareholders’ equity	596,048	586,317

	$764,498	$735,737

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005		2004		2003
Net sales	$998,093	100%	$934,564	100%	$814,032	100%
Cost of sales	583,679	58%	575,742	62%	445,417	55%

Gross profit	414,414	42%	358,822	38%	368,615	45%
Selling expenses	290,074	29%	263,089	28%	207,783	26%
General and administrative expenses	80,145	8%	89,878	10%	65,448	8%
Research and development expenses	26,989	3%	30,557	3%	29,529	4%

Total operating expenses	397,208	40%	383,524	41%	302,760	37%
Income (loss) from operations	17,206	2%	(24,702)	(3)%	65,855	8%
Interest and other income (expense), net	(390)		1,934		3,550
Interest expense	(2,279)		(945)		(1,522)

Income (loss) before income taxes	14,537	1%	(23,713)	(3)%	67,883	8%
Provision for (benefit from) income taxes	1,253		(13,610)		22,360

Net income (loss)	$13,284	1%	$(10,103)	(1)%	$45,523	6%

Earnings (loss) per common share:
Basic	$0.19		$(0.15)		$0.69
Diluted	$0.19		$(0.15)		$0.68
Common equivalent shares:
Basic	68,646		67,721		66,027
Diluted	69,239		67,721		66,471

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$13,284	$(10,103)	$45,523
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,260	51,154	44,496
Loss on disposal of long-lived assets	4,031	7,669	24,163
Tax benefit (reversal of benefit) from exercise of stock options	2,408	2,161	(982)
Noncash compensation	6,527	1,741	15
Net noncash foreign currency hedging loss	—	1,811	2,619
Net loss from sale of marketable securities	—	—	98
Deferred taxes	(3,906)	7,707	(8,320)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	2,296	(1,048)	12,698
Inventories, net	(65,595)	10,299	4,897
Other assets	7,583	1,554	(4,743)
Accounts payable and accrued expenses	32,740	(16,945)	(2,561)
Accrued employee compensation and benefits	5,121	(5,895)	(3,898)
Accrued warranty expense	1,224	(584)	(838)
Income taxes receivable and payable	26,676	(40,711)	4,004
Deferred compensation	(351)	(273)	1,572

Net cash provided by operating activities	70,298	8,537	118,743

Cash flows from investing activities:
Capital expenditures	(34,259)	(25,986)	(7,810)
Proceeds from sale of capital assets	1,363	431	178
Acquisitions, net of cash acquired	—	(9,204)	(160,321)
Proceeds from sale of marketable securities	—	—	24

Net cash used in investing activities	(32,896)	(34,759)	(167,929)

Cash flows from financing activities:
Issuance of Common Stock	14,812	20,311	17,994
Acquisition of Treasury Stock	(39)	(6,298)	(4,755)
Proceeds from (payments on) Line of Credit, net	(13,000)	13,000	—
Dividends paid, net	(19,557)	(19,069)	(18,536)
Other financing activities	(44)	—	(8,117)

Net cash (used in) provided by financing activities	(17,828)	7,944	(13,414)

Effect of exchange rate changes on cash and cash equivalents	(1,750)	2,595	1,488

Net increase (decrease) in cash and cash equivalents	17,824	(15,683)	(61,112)
Cash and cash equivalents at beginning of year	31,657	47,340	108,452

Cash and cash equivalents at end of year	$49,481	$31,657	$47,340

Supplemental disclosures (See Note 3 for acquisition-related disclosures):
Cash paid for interest and fees	$(2,096)	$(1,384)	$(835)
Cash paid for income taxes	$(24,837)	$(17,379)	$(30,925)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Grantor Stock Trust	Treasury Stock			Comprehensive Income (Loss)
	Shares	Amount						Shares	Amount	Total
Balance, December 31, 2002	83,577	$836	$371,496	$(15)	$439,454	$(3,847)	$(134,206)	(7,772)	$(130,331)	$543,387

Exercise of stock options	133	1	(900)	—	—	—	14,650	—	—	13,751
Reversal of tax benefit from exercise of stock options	—	—	(982)	—	—	—	—	—	—	(982)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(373)	(4,755)	(4,755)
Compensatory stock and stock options	—	—	—	15	—	—	—	—	—	15
Employee stock purchase plan	—	—	(851)	—	—	—	5,094	—	—	4,243
Cash dividends	—	—	—	—	(21,160)	—	—	—	—	(21,160)
Dividends on shares held by Grantor Stock Trust	—	—	—	—	2,624	—	—	—	—	2,624
Adjustment of Grantor Stock Trust shares to market value	—	—	32,176	—	—	—	(32,176)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	7,396	—	—	—	7,396	$7,396
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(751)	—	—	—	(751)	(751)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	92	—	—	—	92	92
Net income	—	—	—	—	45,523	—	—	—	—	45,523	45,523

Balance, December 31, 2003	83,710	$837	$400,939	$—	$466,441	$2,890	$(146,638)	(8,145)	$(135,086)	$589,383	$52,260

Exercise of stock options	23	—	(3,532)	—	—	—	19,186	—	—	15,654
Tax benefit from exercise of stock options	—	—	2,161	—	—	—	—	—	—	2,161
Issuance of Restricted Common Stock	1,053	11	14,290	(14,301)	—	—	—	—	—	—
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(353)	(6,298)	(6,298)
Compensatory stock and stock options	—	—	2	1,739	—	—	—	—	—	1,741
Employee stock purchase plan	—	—	(1,302)	—	—	—	5,959	—	—	4,657
Cash dividends	—	—	—	—	(21,176)	—	—	—	—	(21,176)
Dividends on shares held by Grantor Stock Trust	—	—	—	—	2,107	—	—	—	—	2,107
Adjustment of Grantor Stock Trust shares to market value	—	—	(24,608)	—	—	—	24,608	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	4,252	—	—	—	4,252	$4,252
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	3,939	—	—	—	3,939	3,939
Net loss	—	—	—	—	(10,103)	—	—	—	—	(10,103)	(10,103)

Balance, December 31, 2004	84,786	$848	$387,950	$(12,562)	$437,269	$11,081	$(96,885)	(8,498)	$(141,384)	$586,317	$(1,912)

Exercise of stock options	5	—	(1,452)	—	—	—	12,349	—	—	10,897
Tax benefit from exercise of stock options	—	—	2,408	—	—	—	—	—	—	2,408
Issuance of Restricted Common Stock	160	2	2,387	(2,389)	—	—	—	—	—	—
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(3)	(39)	(39)
Compensatory stock and stock options	—	—	590	5,937	—	—	—	—	—	6,527
Employee stock purchase plan	—	—	(1,432)	—	—	—	5,347	—	—	3,915
Cash dividends	—	—	—	—	(19,557)	—	—	—	—	(19,557)
Adjustment of Grantor Stock Trust shares to market value	—	—	3,225	—	—	—	(3,225)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	(5,724)	—	—	—	(5,724)	$(5,724)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(1,980)	—	—	—	(1,980)	(1,980)
Net income	—	—	—	—	13,284	—	—	—	—	13,284	13,284

Balance, December 31, 2005	84,951	$850	$393,676	$(9,014)	$430,996	$3,377	$(82,414)	(8,501)	$(141,423)	$596,048	$5,580

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls. The Company also sells golf accessories such as footwear, golf bags, golf gloves, golf headwear, golf towels and golf umbrellas. The Company generally sells its products to golf retailers (including pro shops at golf courses and off course retailers), sporting goods retailers and mass merchants, directly and through its wholly owned subsidiaries, and to third party distributors in the United States and in over 100 countries around the world. The Company also sells pre-owned Callaway Golf products through its website, www.callawaygolfpreowned.com. In addition, the Company licenses its name for apparel, footwear, watches, travel gear, eyewear and other golf accessories.

Note 2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Callaway Golf Company and its domestic and foreign subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include provisions for warranty, uncollectible accounts receivable, inventory obsolescence, sales returns, tax contingencies, market value estimates of derivative instruments and recoverability of long-lived assets. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available.

Revenue Recognition

Sales are recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” as products are shipped to customers, net of an allowance for sales returns and sales programs. The criteria for recognition of revenue are when persuasive evidence that an arrangement exists, delivery has occurred and both title and risk of loss have passed to the customer, the price is fixed or determinable and collectability is reasonably assured. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs.

Amounts billed to customers for shipping and handling are included in net sales and costs incurred related to shipping and handling are included in cost of sales.

Royalty income is recorded as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements (see Note 15). Royalty income for 2005, 2004 and 2003 was $7,080,000, $4,132,000 and $2,703,000, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Beginning balance	$12,043	$12,627	$13,464
Provision	10,965	10,930	11,752
Claims paid/costs incurred	(9,741)	(11,514)	(12,589)

Ending balance	$13,267	$12,043	$12,627

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables and payables, forward foreign currency exchange contracts (see Note 8) and its financing arrangements (see Note 7). The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates.

Advertising Costs

The Company advertises primarily through television and print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2005, 2004 and 2003 were $60,404,000, $56,585,000 and $44,770,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs for 2005, 2004 and 2003 were $26,989,000, $30,557,000 and $29,529,000, respectively.

Foreign Currency Translation and Transactions

The Company’s foreign subsidiaries utilize their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into United States dollars using the current exchange rate at the balance sheet date for assets and liabilities and at the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in shareholders’ equity. Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur or, for hedging contracts, when the underlying hedged transaction affects earnings. The Company recorded net foreign currency transaction losses of $2,441,000 in 2005 and net foreign currency transaction gains of $744,000 and $1,567,000 in 2004 and 2003, respectively, in interest and other income, net.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives and Hedging

The Company enters into derivative financial instrument contracts only for hedging purposes and accounts for them in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and its amendments SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” The purpose of these derivative instruments is to minimize the variability of cash flows associated with the anticipated transactions being hedged. As changes in foreign currency rates impact the United States dollar value of anticipated transactions, the fair value of the forward contracts also changes, offsetting foreign currency rate fluctuations. Changes in the fair value of derivatives are recorded each period in income or other comprehensive income, depending on whether the derivatives are designated as hedges and, if so, the types and effectiveness of hedges. Additional information about the Company’s use of derivative instruments is presented in Note 8.

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the sum of the weighted-average number of common shares outstanding during the period, plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include shares owned by the Callaway Golf Company Grantor Stock Trust, options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan and Restricted Stock grants to employees and non-employees (see Note 10). Dilutive securities related to the Callaway Golf Company Grantor Stock Trust and the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Under the treasury stock method, the dilutive securities related to the Callaway Golf Company Grantor Stock Trust do not have any impact upon the diluted earnings per common share. Dilutive securities related to the Employee Stock Purchase Plan are calculated by dividing the average withholdings during the period by 85% of the lower of the offering period price or the market value at the end of the period. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the years ended December 31, 2005, 2004 and 2003 is presented in Note 9.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management’s understanding of market conditions and forecasts of future product demand, all of which are subject to change. If actual charges for obsolescence or unmarketable inventory significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	10-30 years
Machinery and equipment	5-15 years
Furniture, computers and equipment	3-5 years
Production molds	2 years

Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. Replacements are capitalized and the property, plant, and equipment accounts are relieved of the items being replaced. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in net income. Construction in-process consists primarily of machinery and equipment that have not yet been placed into service, unfinished molds as well as in-process internally developed software.

In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct external costs incurred to develop internal-use software during the development stage are capitalized and amortized using the straight-line method over the remaining estimated useful lives. Costs such as maintenance and training are expensed as incurred.

During the fourth quarter of 2003, in connection with the Top-Flite Acquisition (see Note 3), the Company began consolidating the Callaway Golf and Top-Flite golf club and golf ball manufacturing and research and development operations. In connection with this consolidation, the Company disposed of certain long-lived assets. As a result, the Company reduced the carrying value of its golf ball assets and therefore incurred pre-tax charges to earnings in the amounts of $5,290,000, $14,219,000 and $24,080,000 during 2005, 2004 and 2003, respectively.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

Goodwill and intangible assets consist of goodwill, trade name, trademark, trade dress, patents and other intangible assets acquired during the acquisition of Odyssey Sports, Inc., the Top-Flite assets, FrogTrader, Inc. and certain foreign distributors. See Note 3 for further discussion of the intangible assets acquired in connection with the FrogTrader and Top-Flite Acquisitions.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with SFAS No. 144 discussed above. See Note 6 for further discussion of the Company’s goodwill and intangible assets.

Stock-Based Compensation

The Company has stock-based compensation plans, which are described in Note 10. The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company accounts for its stock-based non-employee compensation plans using SFAS No. 123, “Accounting for Stock-Based Compensation.” All employee stock option awards were granted with an exercise price equal to the market value of the underlying Common Stock on the date of grant and no compensation cost is reflected in net income for those awards. For the years ended December 31, 2005, 2004 and 2003, the Company recorded compensation expense of $6,527,000, $1,741,000 and $15,000, respectively, in operating income as a result of restricted stock awards and certain options to purchase shares of stock granted to employees, officers, professional endorsers and consultants of the Company. Pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value-based recognition provisions of SFAS No. 123 had been applied in measuring stock-based employee compensation expense, are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income (loss), as reported	$13,284	$(10,103)	$45,523
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	379	84	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,078)	(6,605)	(9,839)

Pro forma net income (loss)	$7,584	$(16,624)	$35,694

Earnings (loss) per Common Share:
Basic—as reported	$0.19	$(0.15)	$0.69
Basic—pro forma	$0.11	$(0.25)	$0.54
Diluted—as reported	$0.19	$(0.15)	$0.68
Diluted—pro forma	$0.11	$(0.25)	$0.54

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The pro forma expense includes the fair value of the Company’s shares issued under its Employee Stock Purchase Plan using similar assumptions as those in the table below and an expected life of 6 to 12 months.

	Year Ended December 31,
	2005	2004	2003
Dividend yield	2.0%	1.9%	1.7%
Expected volatility	42.4%	42.6%	46.1%
Risk free interest rates	4.2%	2.9%	2.6%
Expected lives	3-4 years	3-4 years	3-4 years

The weighted-average grant-date fair value of options granted during 2005, 2004 and 2003 was $4.78, $4.80 and $6.74 per share, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company’s employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and the expected life of an option. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee.

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

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries since such amounts are expected to be reinvested indefinitely. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized (see Note 12).

Interest and Other Income, Net

Interest and other income, net primarily includes gains and losses on foreign currency transactions, interest income and gains and losses on investments to fund the deferred compensation plan. The components of interest and other income, net are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Foreign currency gains (losses)	$(2,441)	$744	$1,567
Interest income	900	745	1,098
Gains on deferred compensation plan assets	1,209	360	888
Other	(58)	85	(3)

	$(390)	$1,934	$3,550

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Accumulated Comprehensive Income (Loss)

Components of comprehensive income (loss) are reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income, unrealized gains or losses on cash flow hedges and foreign currency translation adjustments. Since the Company has met the indefinite reversal criteria, it does not accrue income taxes on foreign currency translation adjustments. During 2005, no gains or losses were reclassified to earnings as a result of the discontinuance of cash flow hedges. The components of accumulated other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Unrealized gain (loss) on cash flow hedges	$290	$2,270	$(1,669)
Equity adjustment from foreign currency translation	3,087	8,811	4,559

	$3,377	$11,081	$2,890

Segment Information

The Company’s operating segments are organized on the basis of products and consist of Golf Clubs and Golf Balls. The Golf Clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, other golf-related accessories and royalty and other income. The Golf Balls segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan golf balls that are designed, manufactured and sold by the Company. The Company also discloses information about geographic areas. This information is presented in Note 14.

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

The Company operates in the golf equipment industry and primarily sells its products to golf equipment retailers (including pro shops at golf courses and off course retailers), sporting goods retailers and mass merchants, directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. Managing customer-related credit risk is more difficult in regions outside of the United States. During 2005, 2004 and 2003, approximately 44%, 42% and 45%, respectively, of the Company’s net sales were made in regions outside of the United States. An adverse change in either economic conditions abroad or in the Company’s relationship with significant foreign retailers could significantly increase the Company’s credit risk related to its international operations.

From time to time, the Company enters into foreign currency exchange contracts and put or call options for the purpose of hedging foreign exchange rate exposures on existing or anticipated transactions. In the event of a

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

failure to honor one of these contracts by one of the banks with which the Company has contracted, management believes any loss would be limited to the exchange rate differential from the time the contract was made until the time it was compensated.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that share-based awards to employees be accounted for using a fair-value-based method. SFAS No. 123R will be effective for the Company beginning on January 1, 2006. The Company will use the modified prospective application transition method and estimates that the adoption of SFAS No. 123R for share-based awards issued to employees will reduce its 2006 net income by approximately $6.0 million to $8.0 million. This estimate is based upon various assumptions, including an estimate of the number of share-based awards that will be granted, cancelled or expired during 2006, as well as the Company’s future stock prices. These assumptions are highly subjective and changes in these assumptions would materially affect the Company’s estimates. In addition, the Company’s net income will continue to be reduced by compensation expense for share-based awards to non-employees.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company has evaluated the impact of SFAS No. 154 and does not expect the adoption of this statement to have a significant impact on its consolidated statement of income or financial condition. The Company will apply SFAS No. 154 in future periods, when applicable.

Note 3. Business Acquisitions

FrogTrader Stock Purchase

On May 28, 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader, Inc. (“FrogTrader”), an e-commerce company, which subsequently changed its name to Callaway Golf Interactive, Inc. The Company’s consolidated statements of operations include the financial results of FrogTrader

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the period from the acquisition date of May 28, 2004. The Company acquired FrogTrader to stimulate purchases of new clubs by growing the Trade In! Trade Up! program and to enable the Company to better manage the distribution of pre-owned golf clubs and the Callaway Golf brand.

The FrogTrader acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under SFAS No. 141, the aggregate cost of the acquired stock was $15,175,000, which included transaction costs of approximately $218,000, and was paid entirely in cash. The aggregate acquisition costs exceeded the estimated fair value of the net assets acquired. As a result, the Company has recorded goodwill of $9,122,000, none of which is deductible for tax purposes. The Company has recorded the fair values of FrogTrader’s internally developed software and certain customer information based on an assessment from an outside valuation company received during 2004. The allocation of the aggregate acquisition costs is as follows (in thousands):

Assets Acquired:
Cash	$5,971
Accounts receivable	85
Inventory	1,962
Other current assets	1,475
Property, plant and equipment	258
Internally developed software	1,200
Customer lists	700
Goodwill (Note 6)	9,122
Liabilities:
Current liabilities	(5,592)
Long-term liabilities	(6)

Total net assets acquired	$15,175

Top-Flite Asset Purchase

On September 15, 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.) and thereafter completed the valuation and settlement of certain additional assets related to the international operations of TFGC Estate Inc. (the “Top-Flite Acquisition”). The settlement of the international assets was effective October 1, 2003. Assets located in the United States were acquired by the Company’s newly formed, wholly owned subsidiary, The Top-Flite Golf Company. Foreign assets were acquired by the Company’s existing wholly owned subsidiaries in the relevant countries. The Company’s results of operations include The Top-Flite Golf Company’s results in the United States beginning September 15, 2003 and the results of the international operations beginning October 1, 2003.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro Forma Results of Operations

The following sets forth the Company’s pro forma results of operations for the year ended December 31, 2003, as if the acquisition of the Top-Flite golf operations had taken place at the beginning of the period presented. No pro forma information has been included relating to the FrogTrader acquisition, as this acquisition was not deemed to be significant under the applicable rules (in thousands, except per share data)(1).

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

Note 4. Restructuring and Integration Initiatives

In September 2005, the Company began the implementation of several company-wide restructuring initiatives designed to improve the Company’s business processes and reduce the Company’s overall expenses (the “2005 Restructuring Initiatives”). The 2005 Restructuring Initiatives include, among other things, the integration of the Callaway Golf, Odyssey, Top-Flite and Ben Hogan selling functions, the complete consolidation of all golf ball manufacturing at the Top-Flite locations in Massachusetts and New York, and the elimination or reduction of other operating expenses. The 2005 Restructuring Initiatives and estimated charges

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for such initiatives are in addition to the previously reported integration of the Callaway Golf and Top-Flite operations and the charges for such integration.

In connection with the 2005 Restructuring Initiatives, the Company committed to staff reductions that involve the elimination of approximately 500 positions worldwide, including full-time and part-time employees, temporary staffing and open positions. Most of the employee terminations were completed by December 31, 2005 and all such employee terminations will be completed by December 31, 2006. Terminated employees will receive termination benefits for a specified period. As of December 31, 2005, the Company recorded charges to cost of sales, selling expense, general and administrative expense, and research and development expense in the amount of $7,119,000 for employee termination benefits and $1,205,000 for facility closures and other costs. The Company expects to incur additional charges of approximately $4,000,000 in 2006.

The activity and liability balances recorded as part of the 2005 Restructuring Initiatives were as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Charges to cost and expense	$7,119	$1,205	$8,324
Non-cash items	—	(1,024)	(1,024)
Cash payments	(3,682)	(181)	(3,863)

Restructuring balance, December 31, 2005	$3,437	$—	$3,437

In October 2005, the Company completed its full consolidation of the Callaway Golf ball manufacturing with the Top-Flite golf ball manufacturing at the Chicopee, Massachusetts and Gloversville, New York locations. During December 2005, 2004 and 2003, in connection with the consolidation, the Company incurred charges to pre-tax earnings of $12,413,000 million, $28,500,000 million and $24,080,000 million, respectively. The 2005 charges included non-cash charges for acceleration of depreciation on certain golf ball manufacturing equipment and cash charges related to severance and facility consolidations. The charges incurred during 2004 included severance, the disposition of certain long-lived assets and other costs associated with the consolidation of certain facilities. During 2006, the Company anticipates additional charges to pre-tax earnings of $3,000,000 million in order to complete the restoration of the ball manufacturing plant in Carlsbad, California. The activity recorded as part of the 2005 Restructuring Initiatives was as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Charges to cost and expense	$—	$24,080	$24,080
Non-cash items	—	(24,080)	(24,080)
Cash payments	—	—	—

Integration balance, December 31, 2003	—	—	—

Charges to cost and expense	8,583	19,917	28,500
Non-cash payments	—	(15,828)	(15,828)
Cash payments	(8,029)	(4,089)	(12,118)

Integration balance, December 31, 2004	554	—	554

Charges to cost and expense	1,241	11,172	12,413
Non-cash payments	—	(7,011)	(7,011)
Cash payments	(1,795)	2,572	(4,367)

Integration balance, December 31, 2005	$—	$1,589	$1,589

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Selected Financial Statement Information

	December 31,
	2005	2004
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$106,486	$112,523
Allowance for doubtful accounts	(8,404)	(7,370)

	$98,082	$105,153

Inventories, net:
Raw materials	$84,188	$63,556
Work-in-process	5,313	6,758
Finished goods	152,076	110,916

	$241,577	$181,230

Property, plant and equipment, net:
Land	$12,751	$12,809
Buildings and improvements	87,765	92,703
Machinery and equipment	126,074	128,462
Furniture, computers and equipment	107,802	93,390
Production molds	32,008	28,936
Construction-in-process	10,850	10,663

	377,250	366,963
Accumulated depreciation	(249,511)	(231,098)

	$127,739	$135,865

Accounts payable and accrued expenses:
Accounts payable	$26,524	$16,658
Accrued expenses	75,610	58,843

	$102,134	$75,501

Accrued employee compensation and benefits:
Accrued payroll and taxes	$14,962	$10,411
Accrued vacation and sick pay	8,747	8,581
Accrued commissions	1,074	1,223

	$24,783	$20,215

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

	Useful Life (Years)	December 31, 2005			December 31, 2004
			Accumulated Amortization	Net Book Value		Accumulated Amortization	Net Book Value
		Gross			Gross
		(In thousands)			(In thousands)
Non-Amortizing:
Trade name, trademark and trade dress	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	3-16	34,045	11,212	22,833	35,307	9,787	25,520
Other	1-9	2,335	839	1,496	3,080	1,226	1,854

Total intangible assets		$158,174	$12,051	$146,123	$160,181	$11,013	$149,168

Aggregate amortization expense on intangible assets was approximately $3,045,000, $3,380,000 and $2,008,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense related to intangible assets at December 31, 2005 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2006	$2,994
2007	2,990
2008	2,955
2009	2,766
2010	2,687
Thereafter	9,937

$24,329

In accordance with SFAS No. 142, the Company has completed the annual impairment tests and fair value analysis for goodwill and other non-amortizing intangible assets, respectively, held throughout the year. There were no impairments or impairment indicators present and no loss was recorded during the year ended December 31, 2005. Changes in goodwill during the years ended December 31, 2005 and 2004 consisted of approximately $24,000 and $9,097,000, respectively, of goodwill added in connection with the FrogTrader acquisition, as well as $1,425,000 and $1,155,000, respectively, related to the effect of fluctuations in exchange rates on goodwill balances held in foreign currencies.

Note 7. Financing Arrangements

The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities in effect from time to time. The Company currently expects this to continue. Effective January 23, 2006, the Company, Bank of America, N.A. and certain other lenders entered into an agreement (the “Second Amendment”) to amend the Company’s November 5, 2004 Amended and Restated Credit Agreement (as amended, the “Line of Credit”) to provide for modification of the financial covenants, pricing and certain other terms. The amendment also extends the term of the Line of Credit to expire on February 5, 2011.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability is effectively limited by the financial covenants contained therein. As of December 31, 2005, the maximum amount that could be borrowed under the Line of Credit was approximately $180.0 million, none of which was outstanding.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 12.5 to 27.5 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters earnings’ before income taxes, depreciation and amortization (EBITDA) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case, plus a margin of 00.0 to 25.0 basis points or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 62.5 to 150.0 basis points. The Company has agreed that repayment of amounts under the Line of Credit will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by substantially all of the assets of the Company and such guarantor subsidiaries. The collateral (other than 65% of the stock of the Company’s foreign subsidiaries) could be released upon the satisfaction of certain financial conditions.

The Line of Credit requires the Company to meet certain financial covenants, including a minimum tangible net worth covenant and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of December 31, 2005, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit were $1,303,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1,009,000 million as of December 31, 2005, of which $253,000 were included in prepaid and other current assets and $756,000 in other long-term assets in the accompanying consolidated balance sheet. In January 2006, the Company incurred additional fees of approximately $333,000 million in connection with the Second Amendment.

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

Foreign Currency Exchange Contracts

The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated intercompany sales of inventory denominated in foreign currencies, payments due on intercompany transactions from certain wholly owned foreign subsidiaries, and anticipated sales by the Company’s wholly owned European subsidiary for certain Euro-denominated transactions. Hedged transactions are denominated primarily in British Pounds, Euros, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within 12 months from their inception.

At December 31, 2005, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts were approximately $35,624,000, $52,736,000 and $91,222,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates and records all derivatives on the balance sheet at fair value. At December 31, 2005, current assets and current liabilities related to the fair value of foreign currency-related derivatives were $512,000 and $511,000, respectively. At December 31, 2004, current liabilities related to the fair value of foreign currency-related derivatives were $2,981,000. There were no current assets related to the fair values of foreign currency-related derivatives as of December 31, 2004.

At December 31, 2005, 2004 and 2003, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $35,624,000, $52,736,000 and $46,779,000, respectively. The gains and losses on foreign currency contracts used to hedge balance sheet exposures are recognized as a component of interest and other income in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the years ended December 31, 2005, 2004 and 2003, the Company recorded net gains of $4,222,000 and net losses of $4,577,000 and $6,838,000, respectively, due to net realized and unrealized gains and losses on contracts used to hedge balance sheet exposures.

At December 31, 2005 and 2004 there were no outstanding foreign exchange contracts designated as cash flow hedges. At December 31, 2003, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $44,443,000. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized.

During the years ended December 31, 2005, 2004 and 2003, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges.

The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of interest and other income. For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of interest and other income. During the years ended December 31, 2005, 2004 and 2003, the Company recorded net gains (losses) of $0, $103,000 loss and $38,000 gain, respectively, as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Earnings Per Common Share

The schedule below summarizes the elements included in the calculation of basic and diluted earnings (loss) per common share for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income (loss)	$13,284	$(10,103)	$45,523

Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	68,646	67,721	66,027
Dilutive securities	593	—	444

Weighted-average shares outstanding—Diluted	69,239	67,721	66,471

Earnings (loss) per common share:
Basic	$0.19	$(0.15)	$0.69
Diluted	$0.19	$(0.15)	$0.68

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported as their effect would be antidilutive. Thus, weighted-average shares outstanding—Diluted is the same as weighted-average shares outstanding—Basic in periods when a net loss is reported. For the years ended December 31, 2005 and 2003, options outstanding totaling approximately 7,816,000 shares and 10,606,000 shares, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

Note 10. Stock, Stock Options and Rights

Common Stock and Preferred Stock

The Company has an authorized capital of 243,000,000 shares, $0.01 par value, of which 240,000,000 shares are designated Common Stock, and 3,000,000 shares are designated Preferred Stock. Of the Preferred Stock, 240,000 shares are designated Series A Junior Participating Preferred Stock. The remaining shares of Preferred Stock are undesignated as to series, rights, preferences, privileges or restrictions.

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

Treasury Stock

In November 2005, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conditions and buying opportunities, up to a maximum cost to the Company of $50,000,000. The new stock repurchase program supersedes the May 2002 repurchase program and all prior stock repurchase authorizations. There were no repurchases under this authorization during the fourth quarter of 2005.

During 2005, the Company reacquired 3,000 shares of its Common Stock at an average cost per share of $12.36 through the withholding of shares in satisfaction of employee tax obligations related to the vesting of employee restricted stock awards. The Company’s repurchases of shares of Common Stock are recorded at average cost in Common Stock held in treasury and result in a reduction of shareholders’ equity.

Grantor Stock Trust

In July 1995, the Company established the Callaway Golf Company Grantor Stock Trust (the “GST”) for the purpose of funding the Company’s obligations with respect to one or more of the Company’s nonqualified or qualified employee benefit plans. The GST shares are used primarily for the settlement of employee stock option exercises and employee stock plan purchases. The existence of the GST will have no impact upon the amount of benefits or compensation that will be paid under the Company’s employee benefit plans. The GST acquires, holds and distributes shares of the Company’s Common Stock in accordance with the terms of the trust. Shares held by the GST are voted in accordance with voting directions from eligible employees of the Company as specified in the GST.

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

For financial reporting purposes, the GST is consolidated with the Company. The value of shares owned by the GST are accounted for as a reduction to shareholders’ equity until used in connection with the settlement of employee stock option exercises, employee stock plan purchases or other awards. Each period, the shares owned by the GST are valued at the closing market price, with corresponding changes in the GST balance reflected in additional paid-in capital. The issuance of shares by the GST is accounted for by reducing the GST and additional paid-in capital accounts proportionately as the shares are released. The GST does not impact the determination or amount of compensation expense for the benefit plans being settled. The GST shares do not have any impact on the Company’s earnings per share until they are used in connection with the settlement of employee stock option exercises, employee stock plan purchases or other awards.

The following table presents shares released from the GST for the settlement of employee stock option exercises and employee stock plan purchases for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Employee stock option exercises	853	1,109	1,041
Employee stock plan purchases	369	417	385

Total shares released from the GST	1,222	1,526	1,426

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options

The Company had the following two stock option plans under which shares were available for grant at December 31, 2005: The 2004 Equity Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Option Plan (the “2001 Directors Plan”).

The 2004 Plan permits the granting of options or other equity-based awards to the Company’s officers, employees and consultants. Under the 2004 Plan, options may not be granted at option prices that are less than fair market value at the date of grant. The 2001 Directors Plan is a shareholder-approved plan. It provides for automatic grants of stock options upon a non-employee Director’s initial appointment to the Company’s Board of Directors and thereafter annually if the director will be serving for at least another year. All such grants are made at prices based on the market value of the stock at the date of grant.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2005:

	Authorized	Available	Outstanding
	(In thousands)
1991 Stock Incentive Plan	10,000	—	102
Promotion, Marketing and Endorsement Stock Incentive Plan	3,560	—	660
1995 Employee Stock Incentive Plan	10,800	—	4,326
1996 Stock Option Plan	9,000	—	2,662
1998 Stock Incentive Plan	500	—	67
2001 Directors Plan	500	282	218
2004 Plan	8,000	2,820	2,123
Non-Employee Directors Stock Option Plan	840	—	136

Total	43,200	3,102	10,294

Under the Company’s stock option plans, outstanding options generally vest over periods ranging from 0 to 5 years from the grant date and generally expire up to 12 years after the grant date.

The following summarizes stock option transactions for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands, except per share data)
Outstanding at beginning of year	12,669	$18.41	13,238	$19.04	14,936	$20.19
Granted	2,183	$13.28	2,875	$13.89	1,820	$12.73
Exercised	(858)	$12.70	(1,132)	$13.84	(1,174)	$11.71
Canceled	(3,700)	$20.09	(2,312)	$22.21	(2,344)	$25.18

Outstanding at end of year	10,294	$17.19	12,669	$18.41	13,238	$19.04
Options exercisable at end of year	7,056	$18.45	9,154	$19.57	9,922	$20.56

Price range of outstanding options		$9.88 - $40.00		$5.25 -$40.00		$5.25 -$40.00

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The exercise price of all options granted during 2005, 2004 and 2003 was equal to the market value on the date of grant. The following table summarizes additional information about outstanding stock options at December 31, 2005:

Range of Exercise Price	Number Outstanding	Remaining Contractual Life-Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
(in thousands)			(in thousands)
$9.88 - $15	4,157	7.40	$12.99	1,872	$12.89
$15 - $20	5,084	5.97	$17.71	4,131	$17,71
$20 - $25	69	4.75	$22.67	69	$22.67
$25 - $40	984	1.53	$31.86	984	$31.86

$9.88 - $40	10,294	6.11	$17.19	7,056	$18.45

Restricted Common Stock

During 2005 and 2004, the Company granted 160,000 and 1,052,500 shares, respectively, of Restricted Common Stock to certain employee and non-employee participants under the Company’s 2004 Equity Incentive Plan. The fair value of the shares for both 2005 and 2004 range between $10.45 and $15.23 per share. The Company recorded $6,527,000 and $1,741,000 of compensation expense related to these shares of Restricted Common Stock during 2005 and 2004, respectively. The Company did not grant shares of Restricted Common Stock during 2003.

Employee Stock Purchase Plan

On May 25, 2004 the Company’s shareholders approved the amendment and restatement of the Company’s 1999 Employee Stock Purchase Plan. The amended and restated plan was renamed the Callaway Golf Company Employee Stock Purchase Plan (the “ESPP” or the “Plan”) and authorized an additional 4,000,000 shares for issuance under the Plan. Additionally, the Plan was amended to shorten the look-back period from two years to one year. Under the amended and restated Plan participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value on the first day of a one-year offering period or the last day of each six-month exercise period. During 2005, 2004 and 2003, approximately 369,000, 417,000 and 385,000 shares, respectively, of the Company’s Common Stock were purchased under the Plan. As of December 31, 2005, there were 3,664,000 shares reserved for future issuance under the Plan.

On February 1, 2006, the Company amended and restated its 1999 Employee Stock Purchase Plan to eliminate the look-back provision. Under the Amended and Restated Plan, participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s common stock at 85% of the closing price on the last day of each six-month exercise period.

Compensation Expense

During 2005, 2004 and 2003, the Company recorded $6,527,000, $1,741,000 and $15,000, respectively, in compensation expense for Restricted Common Stock and certain options to purchase shares of Common Stock granted to employees, officers, professional endorsers and consultants of the Company. The valuation of options granted to non-employees is estimated using the Black-Scholes option-pricing model.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unearned compensation has been charged for the value of stock-based awards granted to both employees and non-employees on the measurement date based on the valuation methods described above. These amounts are amortized over the vesting period. The unamortized portion of unearned compensation is shown as a reduction of shareholders’ equity in the accompanying consolidated balance sheet.

Note 11. Employee Benefit Plans

The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to 25% of annual compensation, up to the maximum permitted under federal law, and the Company is obligated to contribute annually an amount equal to 100% of the participant’s contribution up to 6% of that participant’s annual compensation. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer matching and profit sharing contributions at a rate of 25% per year, becoming fully vested after the completion of four years of service. Employees contributed $8,925,000, $9,065,000 and $6,216,000 to the 401(k) Plan in 2005, 2004 and 2003, respectively. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $6,156,000, $6,608,000 and $4,695,000 during 2005, 2004 and 2003, respectively. Additionally, the Company can make discretionary contributions based on the profitability of the Company. For the years ended December 31, 2005 and 2004 there were no discretionary contributions. For the year ended December 31, 2003, compensation expense for discretionary contributions was $1,898,000.

The Company also has an unfunded, nonqualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9,892,000 and $9,792,000 at December 31, 2005 and 2004, respectively. The liability for the deferred compensation is included in long-term liabilities and was $8,323,000 and $8,674,000 at December 31, 2005, and 2004, respectively. For the years ended December 31, 2005 and 2004, the total participant deferrals were $2,882,000 and $3,482,000, respectively.

Note 12. Income Taxes

The Company’s income (loss) before income tax provision was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$(5,685)	$(34,182)	$50,803
Foreign	20,222	10,469	17,080

	$14,537	$(23,713)	$67,883

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current tax provision (benefit):
Federal	$(3,652)	$(24,700)	$21,452
State	(1,087)	(270)	2,954
Foreign	7,905	5,160	7,215
Deferred tax expense (benefit):
Federal	(1,789)	10,147	(8,323)
State	459	(2,814)	120
Foreign	(583)	(1,133)	(1,058)

Income tax provision (benefit)	$1,253	$(13,610)	$22,360

During 2005, 2004, and 2003, tax benefits related to stock option exercises were $2,408,000, $2,161,000, and $1,784,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Reserves and allowances	$17,944	$16,414
Compensation and benefits	6,854	6,765
Effect of inventory overhead adjustment	3,291	5,815
Compensatory stock options and rights	2,880	941
Revenue recognition	9,621	9,177
Long-lived asset impairment	635	635
Operating loss carryforward	2,221	3,305
Tax credit carryforwards	3,649	3,770
Energy derivative	8,230	8,230
Other	1,115	1,280

Total deferred tax assets	56,440	56,332
Valuation allowance for deferred tax assets	(4,980)	(4,706)

Deferred tax assets, net of valuation allowance	51,460	51,626
Deferred tax liabilities:
State taxes, net of federal income tax benefit	(3,274)	(3,374)
Prepaid expenses	(2,209)	(2,405)
Depreciation and amortization	(1,269)	(3,051)

Net deferred tax assets	$44,708	$42,796

Of the total tax credit carryforwards of $3,649,000 at December 31, 2005, the Company has state investment tax credits of $2,353,500 which expire at various dates through 2012 and $482,600 that generally do not

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expire, foreign tax credit carryforwards of $44,000 which expire in 2009, and research and development credit carryforwards of $87,300 which expire at various dates through 2020 and $681,200 that generally do not expire. The utilization of the net operating loss carryforwards is limited and the carryforwards expire at various dates through 2014 if unutilized.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are, in management’s estimation, more likely than not to be realized. This allowance primarily relates to the uncertainty of realizing certain tax credit carryforwards, and a portion of other deferred tax assets. Of the $4,980,000 valuation allowance at December 31, 2005, $2,100,000 is related to certain Top-Flite deferred tax assets existing at the time of the acquisition. In the future, if we determine that the realization of these Top-Flite deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce goodwill instead of provision for taxes. Based on management’s assessment, it is more likely than not that the net deferred tax assets will be realized through future earnings.

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income before income taxes to the income tax provision is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Amounts computed at statutory U.S. tax rate	$5,088	$(8,300)	$23,703
State income taxes, net of U.S. tax benefit	(369)	(1,466)	2,509
State tax credits, net of U.S. tax benefit	(418)	(1,171)	(1,138)
Expenses with no tax benefit	634	706	876
Foreign sales corporation tax benefits	—	—	(4,277)
Extra-territorial income exclusion benefit	(189)	—	—
Change in deferred tax valuation allowance	274	1,166	1,086
Income tax contingency reserve	(3,564)	(4,382)	(3)
Other	(203)	(163)	(396)

Income tax provision	$1,253	$(13,610)	$22,360

The Company’s U.S. and foreign tax returns are subject to routine compliance reviews by the various tax authorities. The Company accrues for federal, state and foreign tax contingencies based upon its best estimate of the additional taxes, interest and penalties expected to be paid. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

In 2005, the tax rate benefited from net favorable adjustments to previously estimated tax liabilities in the amount of $3,564,000. The most significant favorable adjustments relate to the resolution of state tax audits and various agreements reached with the Internal Revenue Service (“IRS”) on certain issues necessitating a reassessment of the Company’s tax exposures for all open tax years.

In December 2005, the Company and IRS Appeals completed substantive discussions regarding the resolution of the previous assessments against the Company’s 1998 through 2000 tax returns and the determinations therein are considered in the evaluation of the required amount of tax contingency reserve as of December 31, 2005. The IRS is currently auditing tax years 2001 through 2003 and this review is expected to be completed in 2007.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the Company did not provide for United States income taxes or foreign withholding taxes on a cumulative total of $56,7000,000 of undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings. The Company has studied the impact of the one-time favorable foreign dividend provision enacted on October 22, 2004 as part of the American Jobs Creation Act of 2004, and has decided not to repatriate earnings of some of its foreign subsidiaries.

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

In the fall of 1999, the Company adopted a unilateral sales policy called the New Product Introduction Policy (“NPIP”). The NPIP sets forth the basis on which the Company chooses to do business with its customers with respect to the introduction of new products. The NPIP has been the subject of several legal challenges. Currently pending cases, described below, include Lundsford v. Callaway Golf, Case No. 2001-24-IV, pending in Tennessee state court (“Lundsford I”); Foulston v. Callaway Golf, Case No. 02C3607, pending in Kansas state court (“Foulston”); Murray v. Callaway Golf Sales Company, Case No. 3:04CV274-H, pending in the United States District Court for the Western District of North Carolina (“Murray”); and Lundsford v. Callaway Golf, Civil Action No. 3:04-cv-442, pending in the United States District Court for the Eastern District of Tennessee (“Lundsford II”). An adverse resolution of the NPIP cases could have a significant adverse effect upon the Company’s results of operations, cash flows and financial position.

Lundsford I was filed on April 6, 2001, and seeks to assert a putative class action by plaintiff on behalf of himself and on behalf of consumers in Tennessee and Kansas who purchased select Callaway Golf products covered by the NPIP on or after March 30, 2000. Plaintiff asserts violations of Tennessee and Kansas antitrust and consumer protection laws and is seeking damages, restitution and punitive damages. The court has not made any determination that the case may proceed in the form of a class action. In light of the subsequently filed Lundsford II case, the parties agreed to stay Lundsford I and to dismiss it without prejudice once the federal court accepted jurisdiction over the state-law claims. Plaintiff has moved for summary judgment and class-certification in Lundsford I, but has withdrawn his request for a hearing on those motions.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The complaint in Murray was filed on May 14, 2004, alleging that a retail golf business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products after the store violated the NPIP and by the failure to permit plaintiff to sell Callaway Golf products on the Internet. The proprietor seeks compensatory and punitive damages associated with the failure of his retail operation. Callaway Golf removed the case to the United States District Court for the Western District of North Carolina and has answered the complaint denying liability. The parties are currently engaged in discovery and motion practice. The original trial date of December 2005 was vacated due to pending motions filed by Callaway Golf. A new trial date has not yet been set.

Lundsford II was filed on September 28, 2004, and the complaint asserts that the NPIP constitutes an unlawful resale price agreement and an attempt to monopolize golf club sales prohibited by federal antitrust law. The complaint also alleges a violation of the state antitrust laws of Tennessee, Kansas, South Carolina and Oklahoma. Lundsford II seeks to assert a nationwide class action consisting of all persons who purchased Callaway Golf clubs subject to the NPIP on or after March 30, 2000. Plaintiff seeks treble damages under the federal antitrust laws, compensatory damages under state law, and an injunction. The Lundsford II court determined on July 20, 2005 that the case may not proceed in the form of a class action. The court also denied plaintiff’s motion for summary judgment. On September 22, 2005, the United States Court of Appeals for the Sixth Circuit denied plaintiff’s request to file an interim appeal of the class certification issue. The plaintiff’s request to the district court for permission to appeal the adverse ruling on the summary judgment ruling is pending. Trial has been set for the summer of 2006 with respect to the individual named plaintiff’s claim.

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserts that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet.

The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Subject to statements above concerning the NPIP litigation, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated annual results of operations, cash flows or financial position.

Supply of Electricity and Energy Contracts

In 2001, the Company entered into an agreement with Pilot Power Group, Inc. (“Pilot Power”) as the Company’s energy service provider and in connection therewith entered into a long-term, fixed-priced, fixed capacity, energy supply contract (the “Enron Contract”) with Enron Energy Services, Inc. (“EESI”), a subsidiary of Enron Corporation, as part of a comprehensive strategy to ensure the uninterrupted supply of energy while capping electricity costs in the volatile California energy market. The Enron Contract provided, subject to the other terms and conditions of the contract, for the Company to purchase 9 megawatts of energy per hour from June 1, 2001 through May 31, 2006 (394,416 megawatts over the term of the contract). The total purchase price for such energy over the full contract term would have been approximately $43,484,000.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Because the Enron Contract provided for the Company to purchase an amount of energy in excess of what it expected to be able to use in its operations, the Company accounted for the Enron Contract as a derivative instrument in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Enron Contract did not qualify for hedge accounting under SFAS No. 133. Therefore, the Company recognized changes in the estimated fair value of the Enron Contract currently in earnings. The estimated fair value of the Enron Contract was based upon present value determination of the net differential between the contract price for electricity and the estimated future market prices for electricity as applied to the remaining amount of unpurchased electricity under the Enron Contract. Through September 30, 2001, the Company had recorded unrealized pre-tax losses of $19,922,000.

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

The Company believes the Enron Contract has been terminated, and as of December 31, 2005, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments

The Company leases certain warehouse, distribution and office facilities, vehicles as well as office equipment under operating leases and certain computer and telecommunication equipment under capital leases. Lease terms range from 1 to 10 years expiring at various dates through July 2014, with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable operating leases as of December 31, 2005 are as follows:

(In thousands)
2006	$5,650
2007	3,068
2008	1,151
2009	184
2010	25
Thereafter	89

$10,167

Future minimum lease payments have not been reduced by future minimum sublease rentals of $765,000 under an operating lease. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $7,737,000, $6,391,000 and $4,388,000, respectively.

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of December 31, 2005, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $111,895,000 over the next six years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of December 31, 2005 are as follows:

(In thousands)
2006	$34,362
2007	30,017
2008	23,213
2009	18,303
2010	2,400
Thereafter	3,600

$111,895

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during 2003 through 2005 was not material to the Company’s financial position, results of operations or cash flows.

Employment Contracts

The Company has entered into employment contracts with each of the Company’s officers. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide for certain protections in the event of such a change in control. These protections include the payment of certain severance benefits, including salary continuation, upon the termination of employment following a change in control.

Note 14. Segment Information

The Company’s operating segments are organized on the basis of products and include Golf Clubs and Golf Balls. The Golf Clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters, other golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The Golf Balls segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan golf balls that are designed, manufactured and sold by the Company. There are no significant intersegment transactions.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below contains information utilized by management to evaluate its operating segments.

	2005	2004	2003
	(In thousands)
Net sales
Golf Clubs	$783,398	$703,227	$735,654
Golf Balls	214,695	231,337	78,378

	$998,093	$934,564	$814,032

Income (loss) before tax
Golf Clubs (1,2)	$68,327	$36,806	$167,996
Golf Balls(1,2)	(3,612)	(16,895)	(52,687)
Reconciling items(3)	(50,178)	(43,624)	(47,426)

	$14,537	$(23,713)	$67,883

Identifiable assets(4)
Golf Clubs	$390,153	$388,801	$307,462
Golf Balls	154,355	107,476	190,172
Reconciling items(4)	219,990	239,460	250,932

	$764,498	$735,737	$748,566

Goodwill
Golf Clubs	$29,068	$30,468	$20,216
Golf Balls	—	—	—

	$29,068	$30,468	$20,216

Depreciation and amortization
Golf Clubs	$25,935	$38,492	$30,818
Golf Balls	12,325	12,662	13,678

	$38,260	$51,154	$44,496

(1)	The Company’s income (loss) before tax includes the recognition of certain integration charges related to the consolidation of its Callaway Golf and Top-Flite golf ball and golf club selling, manufacturing and research and development operations. The Golf Clubs segment’s income before tax included $2,485,000, $2,782,000 and $0 of integration charges in 2005, 2004 and 2003, respectively. The Golf Ball segment’s loss before income tax included $6,016,000, $17,246,000 and $24,080,000 of integration charges in 2005, 2004 and 2003, respectively.
(2)	In September 2005, the Company began the implementation of several company-wide restructuring initiatives designed to improve the Company’s business processes and reduce the Company’s overall expenses. The Company’s income (loss) before tax includes the recognition of $8,324,000 in connection with these initiatives. As of December 31, 2005, the Golf Clubs segment’s income before tax included restructuring charges of $3,976,000, and the Golf Ball segment’s loss before tax balance included restructuring charges of $4,348,000.
(3)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.
(4)	Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net sales by product category are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Net sales
Drivers and Fairway Woods	$241,329	$238,555	$252,420
Irons(*)	316,501	259,058	280,758
Putters	109,309	100,482	142,814
Golf Balls	214,695	231,337	78,378
Accessories and Other(*)	116,259	105,132	59,662

	$998,093	$934,564	$814,032

(*)	Beginning with the year ended December 31, 2004, the Company includes wedge sales within the iron sales product category. Previously, wedge sales were included as a component of the accessories and other category. Prior periods have been reclassified to conform with the current basis of presentation.

The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Sales	Long-Lived Assets
	(In thousands)
2005
United States	$563,040	$277,572
Europe	166,177	9,243
Japan	103,389	1,928
Rest of Asia	66,890	4,178
Other foreign countries	98,597	10,009

	$998,093	$302,930

2004
United States	$546,219	$286,089
Europe	169,519	10,481
Japan	70,536	3,176
Rest of Asia	51,662	4,412
Other foreign countries	96,628	11,343

	$934,564	$315,501

2003
United States	$449,424	$305,176
Europe	145,148	16,995
Japan	101,259	3,590
Rest of Asia	58,327	846
Other foreign countries	59,874	8,007

	$814,032	$334,614

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Licensing Arrangements

The Company from time to time licenses its trademarks and service marks to third parties for use on products such as golf apparel, footwear, watches, luggage and other golf-related products, such as headwear, travel bags, golf towels and golf umbrellas. The Company has a current licensing arrangement with Ashworth, Inc. for a complete line of Callaway Golf men’s and women’s apparel for distribution in the United States, Canada, Europe, Australia, New Zealand and South Africa. The first full year in which the Company received royalty revenue under these licensing arrangements was 2003. The Company also has a current licensing arrangement with Sanei International Co., Ltd. (“Sanei”) for a complete line of Callaway Golf men’s and women’s apparel for distribution in Asian Pacific markets including Japan, Korea, Hong Kong, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam, Philippines, Brunei, Myanmar and China.

In addition to apparel, the Company has also entered into licensing arrangements with (i) Tour Golf Group, Inc. for a Callaway Golf footwear collection, (ii) Fossil, Inc. for a line of Callaway Golf watches and clocks, (iii) TRG Accessories, LLC for a collection consisting of travel gear, (iv) Global Wireless Entertainment, Inc. for the creation of golf-related software and applications for wireless handheld devices and platforms and (v) MicroVision Optical, Inc. for eyewear. The Company assumed certain license agreements Top-Flite had previously entered into with third parties to license the use of its Top-Flite, Ben Hogan and Strata brands on apparel and accessories.

Note 16. Transactions with Related Parties

The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving for the Company and makes grants to carefully selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. In 2005, the Company did not contribute to the Foundation. In 2004 and 2003, the Company recognized charitable contribution expense of $920,000 and $939,000, respectively, as a result of its unconditional promise to contribute such amounts to the Foundation.

In connection with the terms of the Company’s former chief executive officer’s separation from the Company, the Company purchased his primary residence at a cost of $1,715,000. The purchase price was determined based upon two independent appraisals. During March 2005, the Company was marketing the home and accounted for the home as a long-lived asset held for sale classified as other assets. In 2005, this residence was sold and the Company recorded a gain of $6,000.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2005 Quarters
	1st	2nd	3rd	4th	Total(3)(4)
	(In thousands, except per share data)
Net sales	$299,857	$323,132	$220,611	$154,493	$998,093
Gross profit	$132,606	$146,733	$86,898	$48,177	$414,414
Net income (loss)	$18,360	$18,392	$(4,804)	$(18,664)	$13,284
Earnings (loss) per common share(1)
Basic	$0.27	$0.27	$(0.07)	$(0.27)	$0.19
Diluted	$0.27	$0.27	$(0.07)	$(0.27)	$0.19

	Fiscal Year 2004 Quarters
	1st	2nd(2)	3rd	4th	Total(3)
Net sales	$363,786	$297,908	$128,457	$144,413	$934,564
Gross profit	$166,191	$127,836	$26,071	$38,724	$358,822
Net income (loss)	$40,545	$13,715	$(35,895)	$(28,468)	$(10,103)
Earnings (loss) per common share(1)
Basic	$0.60	$0.20	$(0.53)	$(0.42)	$(0.15)
Diluted	$0.59	$0.20	$(0.53)	$(0.42)	$(0.15)

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.
(2)	On May 28, 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader, Inc. Thus, the Company’s financial data includes the FrogTrader, Inc. results of operations from May 28, 2004.
(3)	The Company’s gross profit, net income and earnings per common share include the recognition of certain integration charges related to the consolidation of its Callaway Golf and Top-Flite golf ball and golf club manufacturing and research and development operations. In connection with these integration charges, the Company’s gross profit, net income and earnings per common share were reduced by approximately $6,388,000, $7,696,000 and $0.11, respectively, for the year ended December 31, 2005 and $15,689,000, $17,470,000 and $0.26, respectively, for the year ended December 31, 2004.
(4)	In September 2005, the Company began the implementation of several company-wide restructuring initiatives designed to improve the Company’s business processes and reduce the Company’s overall expenses. In connection with these initiatives, the Company recorded pre-tax charges in the amount of $7,119,000 for employee termination benefits and $1,205,000 for facility closures and other costs for the year ended December 31, 2005. These charges reduced the Company’s gross profit, net income and earnings per common share by approximately $2,119,000, $5,161,000 and $0.08, respectively, for the year ended December 31, 2005.

SCHEDULE II

CALLAWAY GOLF COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004 and 2003

Date	Allowance for Doubtful Accounts	Reserve for Obsolete Inventory
	(Dollars in thousands)
Balance, December 31, 2002	$5,474	$16,761
Provision	2,047	7,629
Write-off, disposals, costs and other, net	(1,329)	(5,784)

Balance, December 31, 2003	6,192	18,606
Provision	1,291	3,900
Write-off, disposals, costs and other, net	(113)	(8,905)

Balance, December 31, 2004	7,370	13,601
Provision	3,221	8,507
Write-off, disposals, costs and other, net	(2,187)	(5,430)

Balance, December 31, 2005	$8,404	$16,678

S-1

EXHIBIT INDEX

Exhibit	Description
10.19	Form of Stock Option Grant for Officers.

10.20	Form of Restricted Stock Grant for Officers.

10.21	Form of Performance Unit Grant for Officers.

10.30	2005 Callaway Golf Company Executive Deferred Compensation Plan (Master Plan Document).

10.32	Trust Agreement for the Callaway Golf Company Executive Deferred Compensation Plans.

10.33	Callaway Golf Company Employee Stock Purchase Plan (as Amended and Restated Effective as of February 1, 2006).

10.47	Amendment No. 3 to Trust Agreement, effective as of November 1, 2005, by the Company with the consent of Union Bank of California, N.A.

10.50	Assignment and Assumption Agreement, effective as of January 1, 2006, among the Company, Arrowhead Trust Incorporated and Union Bank of California, N.A.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

24.1	Form of Limited Power of Attorney.

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.