Form 10-Q
period 2006-03-31
CALLAWAY GOLF CO /CA
filed 2006-04-28
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission file number 001-10962

Callaway Golf Company

(Exact name of registrant as specified in its charter)

Delaware	95-3797580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2180 Rutherford Road, Carlsbad, CA 92008

(760) 931-1771

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of March 31, 2006 was 75,680,803.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, as well as estimated unrecognized compensation, estimated integration and restructuring benefits, savings and charges, projected capital expenditures, and future contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties, including delays, difficulties, changed strategies, or unanticipated factors affecting the implementation of the restructuring initiatives, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex—Baby Ben—Ben Hogan—BH—BH-5—Big Ben—Big Bertha—C455—CS-3—Callaway—Callaway Golf—Chev—Chevron Device—Complete—Demonstrably Superior and Pleasingly Different—Dual Force—ERC—Explosive Distance.Amazing Soft Feel—Flying Lady—FT-3—FTX—Fusion—Gems—Great Big Bertha—Heavenwood—Hogan—Hybrid 45—HX—I-Trax—Little Ben—Molitor—Number One Putter in Golf—Odyssey—ORG.14—Pencil—RCH—Rossie—S2H2—SRT—SenSert—Speed Slot—Solitaire—Steelhead—Strata—Stronomic—Sure-Out—T design—Tech Series—The Hawk—Top-Flite—Top Flite Quartz—Top-Flite XL—Tour Authentic—Tour Deep—Trade In! Trade Up!—TriBall—Tru Bore—Tunite—VFT—War Bird—Warbird—White Hot—White Steel—World’s Friendliest—X-16—X-18—X460—XL 3000—XL Extreme—X-Series—X-Sole—X-SPANN—Xtra Traction Technology—X-Tour—XTT—XWT.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$24,414	$49,481
Accounts receivable, net	245,195	98,082
Inventories, net	247,397	241,577
Deferred taxes	38,906	38,192
Income taxes receivable	—	2,026
Other current assets	16,152	9,232

Total current assets	572,064	438,590
Property, plant and equipment, net	128,519	127,739
Intangible assets, net	145,300	146,123
Goodwill	29,260	29,068
Deferred taxes	5,994	6,516
Other assets	15,198	16,462

	$896,335	$764,498

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$121,256	$102,134
Accrued employee compensation and benefits	26,428	24,783
Accrued warranty expense	15,196	13,267
Bank line of credit	85,000	—
Income taxes payable	10,815	—
Capital leases, current portion	—	21

Total current liabilities	258,695	140,205
Long-term liabilities:
Deferred compensation	7,084	8,323
Energy derivative valuation account	19,922	19,922
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 85,104,614 shares and 84,950,694 shares issued at March 31, 2006 and December 31, 2005, respectively	851	850
Additional paid-in capital	414,802	393,676
Unearned compensation	(7,138)	(9,014)
Retained earnings	448,956	430,996
Accumulated other comprehensive income	4,203	3,377
Less: Grantor Stock Trust held at market value, 5,513,289 shares and 5,954,747 shares at March 31, 2006 and December 31, 2005, respectively	(94,829)	(82,414)
Less: Common Stock held in treasury, at cost, 9,423,811 shares and 8,500,811 shares at March 31, 2006 and December 31, 2005, respectively	(156,211)	(141,423)

Total shareholders’ equity	610,634	596,048

	$896,335	$764,498

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2006		2005
Net sales	$302,445	100%	$299,857	100%
Cost of sales	170,933	57%	167,251	56%

Gross profit	131,512	43%	132,606	44%
Operating expenses:
Selling expenses	68,128	23%	75,745	25%
General and administrative expenses	20,224	7%	19,085	6%
Research and development expenses	6,804	2%	6,240	2%

Total operating expenses	95,156	31%	101,070	34%

Income from operations	36,356	12%	31,536	11%
Other income (expense), net	302		(1,181)

Income before income taxes	36,658	12%	30,355	10%
Provision for income taxes	13,797		11,995

Net income	$22,861	8%	$18,360	6%

Earnings per common share:
Basic	$0.33		$0.27
Diluted	$0.33		$0.27
Weighted-average shares outstanding:
Basic	69,166		68,181
Diluted	70,143		68,624
Dividends declared per share	$0.07		$0.07

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$22,861	$18,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,290	12,186
Loss on disposal of long-lived assets	138	210
Non-cash share-based compensation	4,401	1,479
Deferred taxes	(227)	(589)
Changes in assets and liabilities:
Accounts receivable, net	(147,484)	(123,196)
Inventories, net	(5,626)	7,616
Other assets	(5,562)	(1,319)
Accounts payable and accrued expenses	14,731	14,348
Accrued employee compensation and benefits	1,639	2,589
Accrued warranty expense	1,929	859
Income taxes receivable and payable	12,784	27,273
Deferred compensation	(1,239)	(1,237)

Net cash used in operating activities	(94,365)	(41,421)

Cash flows from investing activities:
Capital expenditures	(7,576)	(10,198)
Proceeds from sale of capital assets	120	3

Net cash used in investing activities	(7,456)	(10,195)

Cash flows from financing activities:
Issuance of Common Stock	5,761	2,053
Acquisition of Treasury Stock	(14,788)	—
Proceeds from Line of Credit, net	85,000	46,500
Tax benefit from exercise of stock options	426	41
Other financing activities	(20)	—

Net cash provided by financing activities	76,379	48,594

Effect of exchange rate changes on cash and cash equivalents	375	(766)

Net decrease in cash and cash equivalents	(25,067)	(3,747)
Cash and cash equivalents at beginning of year	49,481	31,657

Cash and cash equivalents at end of year	$24,414	$27,869

Supplemental disclosures:
Issuance of restricted stock	$4,902	$—
Dividends declared and payable	$4,901	$4,853

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Grantor Stock Trust	Treasury Stock
	Shares	Amount						Shares	Amount	Total
Balance, December 31, 2005	84,951	$850	$393,676	$(9,014)	$430,996	$3,377	$(82,414)	(8,501)	$(141,423)	$596,048
Reclass due to adoption of SFAS 123R	—	—	(2,382)	2,382	—	—	—	—	—	—
Exercise of stock options	—	(1)	(792)	—	—	—	4,687	—	—	3,894
Tax benefit from exercise of stock options	—	—	426	—	—	—	—	—	—	426
Issuance of Restricted Common Stock	154	2	(2)	—	—	—	—	—	—	—
Compensatory stock and stock options	—	—	4,907	(506)	—	—	—	—	—	4,401
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(923)	(14,788)	(14,788)
Employee stock purchase plan	—	—	(188)	—	—	—	2,055	—	—	1,867
Cash dividends declared	—	—	—	—	(4,901)	—	—	—	—	(4,901)
Adjustment of Grantor Stock Trust shares to market value	—	—	19,157	—	—	—	(19,157)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	826	—	—	—	826
Net income	—	—	—	—	22,861	—	—	—	—	22,861

Balance, March 31, 2006	85,105	$851	$414,802	$(7,138)	$448,956	$4,203	$(94,829)	(9,424)	$(156,211)	$610,634

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

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

2. Share-Based Employee Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

On November 10, 2005 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS 123R.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Options

The Company had the following two stock option plans under which shares were available for grant at March 31, 2006: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Option Plan (the “2001 Directors Plan”).

The 2004 Plan permits the granting of options or other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees. The 2001 Directors Plan provides for automatic grants of stock options upon a non-employee Director’s initial appointment to the Company’s Board of Directors and thereafter annually if the director will be serving for at least another year. All such grants are made at prices based on the fair market value of the stock on the date of grant. Under the Company’s stock option plans, outstanding options generally vest over periods ranging from zero to five years from the grant date and generally expire up to 10 years after the grant date. The Company recorded $1,611,000 of compensation expense relating to outstanding options during the quarter ended March 31, 2006. No compensation expense was recorded related to outstanding options during the quarter ended March 31, 2005.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2006 and 2005 using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2006	2005
Dividend yield	2.0%	2.1%
Expected volatility	41.3%	42.3%
Risk free interest rate	4.8%	2.9%
Expected lives	3.4 years	3.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the first three months of 2006 as follows (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	10,294	$17.19
Granted	573	$15.08
Exercised	(293)	$13.29
Canceled	(352)	$22.93

Outstanding at March 31, 2006	10,222	$16.99	6.21	$19,157
Vested and expected to vest in the future at March 31, 2006	10,043	$17.03	6.21	$18,645
Exercisable at March 31, 2006	7,543	$17.83	5.33	$11,821

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $5.30 and $4.63, respectively. The total intrinsic value for options exercised during the three months ended March 31, 2006 and 2005 was $1,010,000 and $49,000, respectively.

Cash received from option exercises under all plans for the three months ended March 31, 2006 and 2005 was approximately $3,894,000 and $250,000, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $426,000 and $41,000, respectively, for the three months ended March 31, 2006 and 2005.

Restricted Common Stock, Restricted Stock Units and Performance Shares

During the quarter ended March 31, 2006, the Company granted 154,000 and 29,000 shares of Restricted Common Stock and Restricted Stock Units, respectively, to certain employee participants under the Company’s 2004 Equity Incentive Plan. The Company did not grant shares of Restricted Common Stock or Restricted Stock Units during the quarter ended March 31, 2005. Restricted Common Stock awards and Restricted Stock Units generally vest over a period of 3 to 5 years. The weighted average grant date fair value of the shares granted during the quarter ended March 31, 2006 was $15.08 per share. The Company recorded approximately $361,000 and $98,000 of compensation expense related to outstanding shares of Restricted Common Stock and Restricted Stock Units held by employees during the quarter ended March 31, 2006 and 2005, respectively, in addition to $2,182,000 and $1,381,000 of compensation expense related to shares of Restricted Common Stock held by non-employees, respectively.

During the quarter ended March 31, 2006, the Company granted 142,000 Performance Shares to certain employee participants under the Company’s 2004 Equity Incentive Plan. Performance Shares generally cliff vest at the end of a three year performance period. Performance Shares are a form of stock-based award in which the number of shares ultimately received depends on the Company’s performance against specified performance targets over a three year period ending on December 31, 2008. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the target in a range between 50% and 150%. The final performance percentage payout is based upon performance metrics established by the Compensation and Management Succession Committee of the Company’s Board of Directors. The weighted average grant date fair value of the Performance Shares awarded during the quarter ended March 31, 2006 was $15.08 per share. The Company recorded $102,000 of compensation expense related to these Performance Shares during the quarter ended March 31, 2006. There was no compensation expense related to Performance Shares during the three months ended March 31, 2005.

The fair value of nonvested Restricted Common Stock awards, Restricted Stock Units and Performance Shares (collectively “nonvested shares”) is determined based on the closing trading price of the Company’s Common Stock on the grant date. The weighted average grant date fair value of nonvested shares granted during the three months ended March 31, 2006 was $15.08. There were no nonvested shares granted during the three months ended March 31, 2005. A summary of the Company’s nonvested shares activity for the three months ended March 31, 2006 was as follows (in thousands, except fair value amounts):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,001	$11.36
Granted	325	$15.08
Vested	—	$—
Forfeited	—	$—
Nonvested at March 31, 2006	1,326	$11.86

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At March 31, 2006, there was $13,960,000 of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans, of which $11,500,00 relates to Restricted Stock awards and $2,460,000 relates to Performance Shares. That cost is expected to be recognized over a weighted-average period of 2.4 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the Statement of Operations. There were no nonvested shares that vested during the three months ended March 31, 2006 and 2005. Unrecognized compensation expense related to nonvested shares of Restricted Stock awards and Performance Shares granted to employees was recorded as unearned share-based compensation in shareholder’s equity at December 31, 2005. As part of the adoption of SFAS 123R, $2,382,000 of unrecognized compensation expense was reclassified as a component of additional paid-in capital.

Employee Stock Purchase Plan

On May 25, 2004 the Company’s shareholders approved the amendment and restatement of the Company’s 1999 Employee Stock Purchase Plan. The Amended and Restated Plan was renamed the Callaway Golf Company Employee Stock Purchase Plan (the “Plan”) and authorized an additional 4,000,000 shares for issuance under the Plan. Additionally, the Plan was amended to shorten the look-back period from two years to one year for future offering periods beginning on August 1, 2004. Under the Plan, participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value on the first day of a one year offering period or the last day of each six month exercise period. During the quarters ended March 31, 2006 and 2005, approximately 148,000 and 177,000 shares, respectively, of the Company’s Common Stock were purchased under the Plan.

On February 1, 2006, the Company further amended and restated the Plan to eliminate the look-back provision. Under the amended and restated Plan, participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s Common Stock at 85% of the closing price on the last day of each six month exercise period.

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the three months ended March 31, 2006 for share-based compensation related to employees. Prior to the adoption of SFAS 123R, the Company recorded compensation expense for Restricted Common Stock awards issued to non-employees. The table below, therefore, excludes the effect of these awards. Amounts are in thousands, except for per share data.

Three Months Ended March 31, 2006
Cost of sales	$101
Operating expenses	2,117

Total cost of employee share-based compensation included in income, before income tax	2,218
Amount of income tax recognized in earnings	(801)

Amount charged against income	$1,417

Impact on net income per common share:
Basic	$(0.02)
Diluted	$(0.02)

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There were no amounts relating to employee share-based compensation capitalized in inventory during the three months ended March 31, 2006.

Pro Forma Employee Share-Based Compensation Expense

Prior to December 31, 2005, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

Three Months Ended March 31 2005
Net income, as reported	$18,360
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	61
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,246)

Pro forma net income	$17,175

Earnings per common share:
Basic—as reported	$0.27
Basic—pro forma	$0.25
Diluted—as reported	$0.27
Diluted—pro forma	$0.25

3. Restructuring and Integration Initiatives

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

In connection with the 2005 Restructuring Initiatives, the Company committed to staff reductions that will involve the elimination of approximately 500 positions worldwide, including full-time and part-time employees, temporary staffing and open positions. Most of the employee terminations were completed by December 31, 2005 and all such employee terminations are expected to be completed by December 31, 2006. In 2005, the Company recorded charges to cost of sales, selling expense, general and administrative expense, and research and development expense in the amount of $8,324,000 in connection with the Restructuring Initiatives. There were no charges recorded during the three months ended March 31, 2006; however, the Company may incur additional charges of approximately $4,000,000 during the remainder of 2006 and 2007 related to the 2005 Restructuring Initiatives.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In October 2005, the Company completed its full integration of the Callaway Golf ball manufacturing with the Top-Flite golf ball manufacturing at the Chicopee, Massachusetts and Gloversville, New York locations. As of March 31, 2006, the Company has incurred approximately $65,624,000 of non-cash charges for acceleration of depreciation on certain golf ball manufacturing equipment and cash charges related to severance and facility consolidations in connection with the integration. During the three months ended March 31, 2006, the Company recorded $1,030,000 to pre-tax earnings and anticipates additional charges of approximately $2,000,000 during the remainder of 2006 in order to complete the restoration of the former ball manufacturing plant in Carlsbad, California.

4. Inventories

Inventories are summarized below (in thousands):

	March 31, 2006	December 31, 2005
Inventories, net:
Raw materials	$151,852	$84,188
Work-in-process	4,879	5,313
Finished goods	90,666	152,076

	$247,397	$241,577

5. Goodwill and Intangible Assets

The Company accounts for its goodwill and other non-amortizing intangible assets using SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company’s goodwill and certain intangible assets are not amortized throughout the period, but are subject to an annual impairment test. Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 1-16 years. During the three months ended March 31, 2006 and 2005, aggregate amortization expense was approximately $823,000 and $764,000, respectively. The following sets forth the intangible assets by major asset class (in thousands):

	Useful Life (Years)	March 31, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
		(In thousands)			(In thousands)
Non-Amortizing:
Trade name, trademark and trade dress	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	3-16	35,472	13,373	22,099	35,472	12,639	22,833
Other	1-9	2,335	928	1,407	2,335	839	1,496

Total intangible assets		$159,601	$14,301	$145,300	$159,601	$13,478	$146,123

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense related to intangible assets at March 31, 2006 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2006	$2,234
2007	2,973
2008	2,933
2009	2,753
2010	2,672
2011	2,450
Thereafter	7,491

$23,506

Changes in goodwill during the three months ended March 31, 2006 were due to foreign currency fluctuations.

6. Financing Arrangements

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

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability is effectively limited by the financial covenants contained therein. As of March 31, 2006, the maximum amount that could be borrowed under the Line of Credit was approximately $192,000,000, of which $85,000,000 was outstanding.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 12.5 to 27.5 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters earnings’ before income taxes, depreciation and amortization (EBITDA) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case, plus a margin up to 25.0 basis points or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 62.5 to 150.0 basis points. The Company has agreed that repayment of amounts under the Line of Credit will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by substantially all of the assets of the Company and such guarantor subsidiaries. The collateral (other than 65% of the stock of the Company’s foreign subsidiaries) could be released upon the satisfaction of certain financial conditions.

The Line of Credit requires the Company to meet certain financial covenants, including a minimum tangible net worth covenant and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of March 31, 2006, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total origination fees incurred in connection with the Line of Credit were $1,662,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees totaled $1,260,000 as of March 31, 2006, of which $255,000 was included in prepaid and other current assets and $1,005,000 in other long-term assets in the accompanying consolidated balance sheet.

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

	Three Months Ended March 31,
	2006	2005
Beginning balance	$13,267	$12,043
Provision	4,169	2,933
Claims paid/costs incurred	(2,240)	(2,074)

Ending balance	$15,196	$12,902

8. Earnings Per Share

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three months ended March 31, 2006 and 2005 is presented below (in thousands):

	Three Months Ended March 31,
	2006	2005
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	69,166	68,181
Dilutive securities	977	443

Weighted-average shares outstanding—Diluted	70,143	68,624

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended March 31, 2006 and 2005, options outstanding totaling 5,609,000 and 10,382,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

9. Commitments and Contingencies

Tax Matters

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company accrues an amount for its estimate of probable additional tax liability that it could incur as a result of the ultimate resolution of disagreements with the various taxing authorities. The Company believes that the tax contingency accrual is adequate to cover any such additional tax liability. The tax contingency accrual is recorded as a component of the Company’s net income taxes payable/receivable balance, which the Company reviews and updates over time as more definitive information becomes available from taxing authorities, completion of tax audits or upon occurrence of other events. During the three months ended March 31, 2006, the Company reduced its reserves for uncertain tax positions and related provision for income taxes by $529,000 primarily related to the reassessment of several significant uncertain income tax audit issues based on discussions with tax authorities in connection with global transfer pricing matters. During the three months ended March 31, 2005 the reduction in the reserve for uncertain tax positions and related tax expense was $189,000.

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

In the fall of 1999, the Company adopted a unilateral sales policy called the New Product Introduction Policy (“NPIP”). The NPIP sets forth the basis on which the Company chooses to do business with its customers with respect to the introduction of new products. The NPIP has been the subject of several legal challenges. Cases include Lundsford v. Callaway Golf, Case No. 2001-24-IV (Tennessee state court) (“Lundsford I”); Foulston v. Callaway Golf, Case No. 02C3607 (Kansas state court) (“Foulston”); and Lundsford v. Callaway Golf, Civil Action No. 3:04-cv-442 (United States District Court for the Eastern District of Tennessee) (“Lundsford II”). All three cases asserted, among other things, that the NPIP constitutes an illegal vertical price fixing arrangement under state and/or federal antitrust law. On July 20, 2005, the federal district court in Lundsford II denied plaintiff’s motion for summary judgment, stating that the NPIP could have procompetitive effects. The court also denied plaintiff’s motion to certify a nationwide class of consumer purchasers, holding that treatment of the case as a class action was not appropriate. After five years of court proceedings, depositions of numerous retailers, and entry of the above referenced court orders denying plaintiff’s motion for summary

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

judgment and plaintiff’s motion for class certification, the attorney representing the plaintiffs in Lundsford I, Lundsford II, and Foulston recently dismissed those cases with prejudice in exchange for reimbursement of certain of plaintiffs’ expenses (not including attorneys’ fees). The dismissal explicitly recognizes that Callaway Golf may continue the NPIP.

In Murray v. Callaway Golf Sales Company, Case No. 3:04CV274-H (United States District Court for the Western District of North Carolina), filed on May 14, 2004, plaintiff alleges that a retail golf business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products after the store violated the NPIP and by Callaway Golf’s failure to permit plaintiff to sell Callaway Golf products on the Internet. The proprietor seeks compensatory and punitive damages associated with the failure of his retail operation. The parties are currently engaged in discovery and motion practice. The original trial date of December 2005 was vacated and a new trial date has not yet been set.

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserts that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint and in petitions for reexamination filed with the United States Patent and Trademark Office (“PTO”), Acushnet asserts that the patents at issue are invalid. Although the PTO agreed the petitions for reexamination raised certain substantial new questions of patentability, the PTO has not yet addressed the validity of any specific patent claims. Nor has the issue of validity yet been addressed by the District Court.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company believes the Enron Contract has been terminated, and as of March 31, 2006, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

Unconditional Purchase Obligations

During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of March 31, 2006, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $125,797,000 over the next six years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of March 31, 2006 are as follows (in thousands):

2006	$45,265
2007	30,846
2008	23,283
2009	18,303
2010	2,400
2011	2,400
Thereafter	3,300

$125,797

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three month ended March 31, 2006 was not material to the Company’s financial position, results of operations or cash flows.

Employment Contracts

The Company has entered into employment contracts with each of the Company’s officers. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by the Company for convenience or by the officer for good reason. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide for certain protections in the event of such a change in control. These protections include the payment of certain severance benefits, including salary continuation, upon the termination of employment following a change in control.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended March 31,
	2006	2005
Net sales
Golf Clubs	$246,715	$240,824
Golf Balls	55,730	59,033

	$302,445	$299,857

Income before provision for income taxes
Golf Clubs(1)(2)	$45,067	$40,379
Golf Balls(1)(2)	6,356	1,726
Reconciling items(3)	(14,765)	(11,750)

	$36,658	$30,355

Additions to long-lived assets
Golf Clubs	$3,680	$3,889
Golf Balls	3,896	6,309

	$7,576	$10,198

(1)	The Company’s income before tax includes the recognition of certain charges related to the integration of its Callaway Golf and Top-Flite golf ball and golf club selling, manufacturing and research and development operations. The Golf Clubs segment’s income before tax includes $844,000 and $122,000 of integration charges for the three months ended March 31, 2006 and 2005, respectively. The Golf Ball segment’s income before income tax includes $186,000 and $3,003,000 of integration charges for the three months ended March 31, 2006 and 2005, respectively.
(2)	The Company’s income before tax includes the recognition of employee share-based compensation expense of $2,218,000 as a result of the adoption of SFAS 123R during the three months ended March 31, 2006. Prior to the adoption of SFAS 123R, the Company recorded compensation expense related to Restricted Common Stock awards. The Golf Clubs segment’s income before tax includes share-based compensation charges of $1,873,000 and $73,000 for the three months ended March 31, 2006 and 2005, respectively. The Golf Ball segment’s income before tax includes share-based compensation charges of $345,000 and $25,000 for the three months ended March 31, 2005 and 2006, respectively.
(3)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Derivatives and Hedging

The Company from time to time uses derivative financial instruments to manage its exposure to foreign exchange rates. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

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

At March 31, 2006 and 2005, the notional amounts of the Company’s foreign exchange contracts were approximately $93,650,000 and $70,310,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. At March 31, 2006, the fair values of foreign currency-related derivatives were recorded as current assets of $919,000 and current liabilities of $344,000.

At March 31, 2006 and 2005, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $93,650,000 and $70,310,000, respectively. The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended March 31, 2006 and 2005, the Company recorded a net gain of $511,000 and $735,000, respectively, due to net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting.

As of March 31, 2006 and 2005, there were no foreign exchange contracts designated as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense). For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense). During the three months ended March 31, 2006 and 2005, no gain or loss was recorded as a result of changes in the spot-forward differential. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

12. Comprehensive Income

Comprehensive income is defined as all changes in net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$22,861	$18,360
Other comprehensive income:
Foreign currency translation	826	(1,572)
Net unrealized loss on cash flow hedges, net of tax	—	(1,061)

Comprehensive income	$23,687	$15,727

13. Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing pronouncements. As of March 31, 2006, the Company has evaluated the impact of SFAS 154 and the adoption of this Statement has not had a significant impact on its consolidated statement of income or financial condition. The Company will apply SFAS 154 in future periods, when applicable.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Tour Golf Group Asset Acquisition

On April 25, 2006, the Company acquired substantially all of the assets of Tour Golf Group, Inc. (“TGG”). For the past few years TGG has produced, marketed and sold golf shoes bearing Callaway’s trademarks through licensing agreements. The Company acquired TGG to ensure appropriate funding of the business for the 2006 and 2007 product lines.

The TGG acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets is $7,740,000, which includes cash paid of approximately $1,276,000, transaction costs of approximately $195,000, and assumed liabilities of approximately $5,487,000 and forgiveness of amounts owed by TGG to the Company of approximately $782,000. In accordance with the applicable accounting rules, a full determination of the allocation of the aggregate acquisition costs will be made upon final assessment of the estimated fair value of the acquired net assets. It is anticipated that the final assessment will be completed during the second quarter of 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors” on the inside cover of this report.

Overview

The Company’s net sales for the first quarter generally represent the initial sell-in of the Company’s products to the golf retail channel for the new golf season. This sell-in includes new products as well as other products that were in the Company’s product line during the prior season. During the first quarter of 2006, the Company’s sell-in of its new products generally occurred later in the first quarter as compared to the first quarter of 2005. Despite the later timing of the 2006 new product introductions, the Company’s first quarter 2006 net sales increased slightly as compared to the first quarter of 2005, resulting in the second highest sales level for any first quarter in the Company’s history.

The Company’s earnings for the first quarter of 2006 improved 22% to $0.33 per diluted share compared to $0.27 per diluted share for the first quarter of 2005. This increase was primarily due to lower operating expenses resulting primarily from the Company’s expense reduction initiatives announced in the third quarter of 2005. In addition, the Company’s first quarter 2006 earnings were adversely affected by the recognition of charges in the amount of approximately $0.02 per share for employee equity-based compensation under Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payments.” The Company was generally not required to recognize expense for such items during 2005.

The Company’s second quarter will be the most important quarter for the Company in 2006. During the second quarter of 2006, the Company will continue its initial sell-in of its new 2006 products for the new golf season, which includes products that have already been released as well as previously announced additional new product introductions. To a large extent, however, second quarter sales will be dependent upon re-orders of the products sold into the golf retail channel during the first quarter. The re-order business is dependent, among other things, upon consumer acceptance of the Company’s current products. Because a large portion of the Company’s second quarter sales are expected to be from sales of new products, it is impossible to predict with any certainty the extent of the consumer demand for such products or the amount of re-order business. The Company believes that it has corrected the supply chain management issues it experienced in 2005 and therefore it is in a better position in 2006 to be able to satisfy second quarter re-order business.

Results of Operations

Three-Month Periods Ended March 31, 2006 and 2005

Net sales increased $2.5 million (1%) to $302.4 million for the three months ended March 31, 2006 as compared to $299.9 million for the comparable period in the prior year. The overall increase in net sales was primarily due to a $31.6 million (48%) increase in sales of woods combined with a $2.5 million (7%) increase in sales of accessories and other products. These increases were partially offset by a $21.4 million (20%) decrease in sales of irons, a $6.9 million (22%) decrease in sales of putters and a $3.3 million (6%) decrease in sales of golf balls. The Company’s first quarter sales were negatively affected by the fact that product launches in the first quarter of 2006 were timed later in the quarter as compared with product launches during the same period in 2005.

Net sales information by product category is summarized as follows (in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2006	2005	Dollars	Percent
Net sales:
Woods	$97.1	$65.5	$31.6	48%
Irons	86.6	108.0	(21.4)	(20%)
Putters	24.9	31.8	(6.9)	(22%)
Golf balls	55.7	59.0	(3.3)	(6%)
Accessories and other	38.1	35.6	2.5	7%

	$302.4	$299.9	$2.5	1%

The $31.6 million (48%) increase in net sales of woods to $97.1 million for the three months ended March 31, 2006 is primarily attributable to an increase in sales volumes as well as higher average selling prices in the first quarter of 2006 compared to the same period in the prior year. The increase in sales volumes is primarily due to the launch of a premium titanium driver and steel fairway woods that began shipping during the first quarter of 2006 as well as the continued favorable consumer acceptance of the Company’s multi-material driver and fairway woods products that were launched during the second half of 2005. These increases were partially offset by a decrease in sales of the Company’s Hybrid clubs, which were in the second year of their product lifecycle. The increase in average selling prices is primarily attributable to a more favorable mix of higher priced multi-material driver and fairway woods products partially offset by a reduction in average selling prices of the Company’s older Ben Hogan driver and fairway woods products.

The $21.4 million (20%) decrease in net sales of irons to $86.6 million for the three months ended March 31, 2006 resulted from lower sales volumes as well as lower average selling prices in the first quarter of 2006 compared to the same period in the prior year. The lower sales volume is primarily attributable to the Company offering fewer new irons models in the first quarter of 2006 as compared to the first quarter of 2005 as well as a decline in sales of the Company’s older irons products which were in the second and third years of their product life cycles. The decrease in average selling prices is primarily due to a higher mix of lower priced irons products in the first quarter of 2006.

The $6.9 million (22%) decrease in net sales of putters to $24.9 million for the three months ended March 31, 2006 resulted from lower sales volumes combined with relatively flat average selling prices in the first quarter of 2006 compared to the same period in the prior year. This decrease in putter sales is primarily attributable to decreased sales of the Company’s older Odyssey White Hot and White Steel 2-ball putter models (which were in the second and third years of their product lifecycles) partially offset by the current year introduction of the Odyssey Tri-Ball and Dual Force 2 putter models.

The $3.3 million (6%) decrease in net sales of golf balls to $55.7 million for the three months ended March 31, 2006 resulted from a decrease in sales volumes partially offset by higher average selling prices during the first quarter of 2006 compared to the same period in the prior year. The decrease in sales volumes is primarily attributable to a decrease in Top-Flite golf ball sales volumes partially offset by an increase in Callaway Golf ball sales volumes. The increase in average selling prices is due to a favorable shift in product mix to higher priced golf ball models.

The $2.5 million (7%) increase in sales of accessories and other products to $38.1 million is primarily attributable to an increase in sales of Callaway Golf and Odyssey golf bags as well as an increase in royalty revenue from licensed merchandise. These increases were slightly offset by a decrease in sales of Top-Flite and Ben Hogan accessories and other products.

Net sales information by region is summarized as follows (in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2006	2005	Dollars	Percent
Net sales:
United States	$181.3	$185.1	$(3.8)	(2%)
Europe	50.1	52.1	(2.0)	(4%)
Japan	26.1	24.8	1.3	5.2%
Rest of Asia	17.0	14.7	2.3	15.6%
Other foreign countries	27.9	23.2	4.7	20%

	$302.4	$299.9	$2.5	1%

Net sales in the United States decreased $3.8 million (2%) to $181.3 million during the first quarter of 2006 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $6.3 million (5%) to $121.1 million during the first quarter of 2006 compared to the same quarter in 2005. This increase in international sales is primarily attributable to a $3.6 million increase in sales in Japan and the rest of Asia due to favorable consumer acceptance of the Company’s new products launched in those regions late in 2005 and the beginning of 2006. These increases were partially offset by a $2.0 million decrease in sales in Europe, which was primarily due to unfavorable foreign currency exchange rates as well as severe weather causing a later start in the golf season during the first quarter of 2006. The Company’s net sales were also negatively affected by changes in foreign currency rates during the period.

For the first quarter of 2006, gross profit decreased $1.1 million to $131.5 million from $132.6 million in the first quarter of 2005. Gross profit as a percentage of net sales decreased to 43% in the first quarter of 2006 from 44% in the comparable period of 2005. This decrease is primarily attributable to less favorable club product mix as well as higher golf ball raw material and utility costs in the first quarter of 2006 compared to the prior year. Additionally, gross profit for the first quarter of 2006 was negatively affected by charges of $0.7 million and $0.1 million, respectively, related to the integration of the Top-Flite operations and employee share-based compensation expense recorded during the quarter. In the first quarter of 2005, gross profit was negatively affected by charges of $3.1 million related to the integration of the Top-Flite operations.

Selling expenses decreased $7.6 million (10%) to $68.1 million in the first quarter of 2006 as compared to $75.7 million in the same period of 2005. As a percentage of sales, selling expenses decreased to 23% in the first quarter of 2006 from 25% in the first quarter of 2005. This decrease was primarily due to a $5.1 million decrease in advertising and other promotional expenses as a result of the 2005 Restructuring Initiatives implemented during the second half of 2005 as well as the Company’s decision to align its advertising spending with the later timing of product launches. In addition, the Company realized savings of $1.6 million resulting from a decrease in tour related costs and $1.2 million resulting from the reduction of salaries and wages, both associated with the 2005 Restructuring Initiatives. These decreases were partially offset by a $1.1 million increase in employee related bonus compensation and a $0.5 million increase in employee share-based compensation expense, neither of which had been recorded during the first quarter of 2005.

General and administrative expenses increased $1.1 million (6%) to $20.2 million in the first quarter of 2006 compared to $19.1 million in the same period of 2005. As a percentage of sales, general and administrative expenses increased to 7% in the first quarter of 2006 from 6% in the first quarter of 2005. This increase was due to $1.6 million of employee share-based compensation recorded during the period partially offset by a $0.4 million decrease in salaries and wages attributable to staff reductions associated with the 2005 Restructuring Initiatives.

Research and development expenses increased $0.6 million (9%) to $6.8 million in the first quarter of 2006 compared to $6.2 million in the comparable period of 2005. As a percentage of sales, research and development expenses remained consistent at 2% for the first quarter of 2006 and 2005. The dollar increase was primarily due to a $0.4 million increase in bonus compensation as well as $0.1 million of employee share-based compensation recorded during the period.

Other income increased $1.5 million in the first quarter of 2006 to income of $0.3 million as compared to other expense of $1.2 million in the comparable period of 2005. The improvement in other income is primarily attributable to $1.3 million of net foreign currency fluctuation gains. These improvements were partially offset by an increase in interest expense of $0.2 million due to an increase in average outstanding borrowings under the Company’s line of credit during the first quarter of 2006 compared to the same period in the prior year.

The income tax provision reflects quarterly tax rates of 38% and 40% for the quarter ended March 31, 2006 and 2005, respectively. This decrease in tax provision as a percent of income before taxes is primarily attributable to the reversal of previously estimated tax liabilities as a result of discussions held during the quarter with tax authorities in connection with global transfer pricing matters, partially offset by the impact of non-deductible share-based compensation and officer bonuses.

Net income for the three months ended March 31, 2006 improved 25% to $22.9 million from net income of $18.4 million in the comparable period of 2005. The diluted earnings per share improved to $0.33 per share in the first quarter of 2006 compared to earnings of $0.27 per share in the first quarter of 2005. Net income for the first quarter of 2006 was negatively impacted by after-tax charges of $1.4 million ($0.02 per share) related to employee share-based compensation recorded during the period. Additionally, net income was negatively impacted by after-tax charges of $0.6 million ($0.01 per share) related to the integration of the Callaway Golf and Top-Flite operations in the first quarter of 2006. Net income for the first quarter of 2005 was negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amount of $2.4 million ($0.03 per share).

Financial Condition

Cash and cash equivalents decreased $25.1 million (51%) to $24.4 million at March 31, 2006, from $49.5 million at December 31, 2005. The decrease in cash primarily resulted from cash used in operating activities of $94.4 million as well as cash used in investing activities of $7.5 million offset by cash provided by financing activities of $76.4 million. Cash flows used in operating activities for the quarter ended March 31, 2006, reflect net income of $22.9 million, adjusted for depreciation and amortization of $7.3 million, non-cash share-based compensation of $4.4 million, a $14.7 million increase in accounts payable and accrued expenses, a $12.8 million increase in income taxes payable, and a $1.9 million increase in accrued warranty expense. These cash inflows were partially offset by a $147.5 million increase in net accounts receivable, a $5.6 million increase in net inventories and a $5.6 million increase in other assets. Cash flows used in investing activities primarily reflects capital expenditures of $7.6 million during the first quarter of 2006. Cash flows provided by financing activities are primarily attributable to an increase in net borrowings under the Company’s line of credit in the amount of $85.0 million as well as $5.8 million related to the issuance of Common Stock under employee benefit plans during the period. These cash inflows were partially offset by $14.8 million of cash paid for the acquisition of treasury stock during the quarter. Additionally, during the quarter ended March 31, 2006, the Company declared dividends totaling $4.9 million.

As of March 31, 2006, the Company’s net accounts receivable increased $147.1 million to $245.2 million from $98.1 million at December 31, 2005. The increase in accounts receivable is the result of the general seasonality of the Company’s business. The Company’s net accounts receivable increased $17.4 million at March 31, 2006 as compared to the Company’s net accounts receivable at March 31, 2005. This increase is primarily attributable to the later timing of product shipments during the quarter. The Company’s days sales outstanding (“DSO”) were 74 days at March 31, 2006, compared to 69 days at March, 2005.

The Company’s net inventory increased $5.8 million to $247.4 million at March 31, 2006 from $241.6 million at December 31, 2005. The Company’s net inventory increased $74.9 million as of March 31, 2006 as compared to the Company’s net inventory as of March 31, 2005. This increase in inventory was anticipated and is consistent with the Company’s plans to have more inventory on-hand as it enters the 2006 golf season to avoid the product supply issues it experienced in 2005. Additionally, inventory levels are higher as of March 31, 2006 compared to March 31, 2005 due to the later timing of the 2006 new product introductions as well as the fact that the Company is carrying more product models in the 2006 product line. The Company expects inventory levels to remain higher than 2005 through the first half of 2006.

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

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability is effectively limited by the financial covenants contained therein. As of March 31, 2006, the maximum amount that could be borrowed under the Line of Credit was approximately $192.0 million, of which $85.0 million was outstanding.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 12.5 to 27.5 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters earnings’ before income taxes, depreciation and amortization (EBITDA) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case, plus a margin of up to 25.0 basis points or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 62.5 to 150.0 basis points. The Company has agreed that repayment of amounts under the Line of Credit will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by substantially all of the assets of the Company and such guarantor subsidiaries. The collateral (other than 65% of the stock of the Company’s foreign subsidiaries) could be released upon the satisfaction of certain financial conditions.

The Line of Credit requires the Company to meet certain financial covenants, including a minimum tangible net worth covenant and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of March 31, 2006, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit were $1.7 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1.3 million as of March 31, 2006, of which $0.3 million were included in prepaid and other current assets and $1.0 million in other long-term assets in the accompanying consolidated balance sheet.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash and contractual obligations as of March 31, 2006 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Line of credit	$85.0	$85.0	$—	$—	$—
Operating leases(1)	16.4	5.4	7.1	2.6	1.3
Capital leases(2)	—	—	—	—	—
Unconditional purchase obligations(3)	125.8	45.3	72.4	4.8	3.3
Deferred compensation(4)	7.1	0.4	0.8	0.3	5.6

Total(5)	$234.3	$136.1	$80.3	$7.7	$10.2

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
(2)	The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable capital leases. Actual commitments as of March 31, 2006 are under $0.001 million.
(3)	During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than one year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(4)	The Company has an unfunded, non-qualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $8.4 million at March 31, 2006.
(5)

During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated, and therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. See Note 9 to the Company’s Consolidated Condensed Financial Statements—“Supply of Electricity and Energy Contracts.”

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2006 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See below “Part II, Item 1—Legal Proceedings.”

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

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $30 to $35 million for the year ended December 31, 2006.

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

Share-based Compensation

Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company’s employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.

In accordance with SFAS 123R, the Company records compensation expense for Restricted Stock Awards based on the estimated fair value of the award on the date of grant. The estimated fair value is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the number of awards expected to vest. The number of awards expected to vest is based on the number of awards granted adjusted by estimated forfeiture rates. The total compensation cost is then recognized ratably over the vesting period. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.

During the period the Company granted Performance Shares to certain employees under the Company’s 2004 Equity Incentive Plan. Performance Shares are a form of share-based award in which the number of shares ultimately received depends on the Company’s performance against specified performance targets over a three year period ending December 31, 2008. The estimated fair value of the Performance Shares is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the expected number of shares to be granted. The compensation cost is then amortized straight-line over the performance period. The Company uses forecasted performance metrics to estimate the targeted number of Performance Shares to be granted. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the forecasted metrics, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.

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

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to foreign currency exchange rate risks (see Note 11 to the Company’s Consolidated Condensed Financial Statements) that could impact the Company’s results of operations. The Company’s risk management strategy includes the use of derivative financial instruments, including forwards and purchased options, to hedge certain of these exposures. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company does not enter into any trading or speculative positions with regard to foreign currency related derivative instruments.

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

At March 31, 2006 and 2005, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $93.7 million and $70.3 million, respectively. At March 31, 2006 and 2005, there were no outstanding foreign exchange contracts designated as cash flow hedges.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2006 through its derivative financial instruments.

The estimated maximum one-day loss from the Company’s foreign currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $9.6 million at March 31, 2006. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $9.6 million at March 31, 2006 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

Additionally, the Company is exposed to interest rate risk from its Line of Credit (see Note 6 to the Company’s Consolidated Condensed Financial Statements). Outstanding borrowings accrue interest at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters of EBITDA, at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case less a margin of up to 25.0 basis points or (ii) the Eurodollar Rate (as such term is defined in the agreement governing the Line of Credit) plus a margin of 62.5 to 150.0 basis points.

Note 6 to the Company’s Consolidated Condensed Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2006, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

In the fall of 1999, the Company adopted a unilateral sales policy called the New Product Introduction Policy (“NPIP”). The NPIP sets forth the basis on which the Company chooses to do business with its customers with respect to the introduction of new products. The NPIP has been the subject of several legal challenges. Cases include Lundsford v. Callaway Golf, Case No. 2001-24-IV (Tennessee state court) (“Lundsford I”); Foulston v. Callaway Golf, Case No. 02C3607 (Kansas state court) (“Foulston”); and Lundsford v. Callaway Golf, Civil Action No. 3:04-cv-442 (United States District Court for the Eastern District of Tennessee) (“Lundsford II”). All three cases asserted, among other things, that the NPIP constitutes an illegal vertical price fixing arrangement under state and/or federal antitrust law. On July 20, 2005, the federal district court in Lundsford II denied plaintiff’s motion for summary judgment, stating that the NPIP could have procompetitive effects. The court also denied plaintiff’s motion to certify a nationwide class of consumer purchasers, holding that treatment of the case as a class action was not appropriate. After five years of court proceedings, depositions of numerous retailers, and entry of the above referenced court orders denying plaintiff’s motion for summary judgment and plaintiff’s motion for class certification, the attorney representing the plaintiffs in Lundsford I, Lundsford II, and Foulston recently dismissed those cases with prejudice in exchange for reimbursement of certain of plaintiffs’ expenses (not including attorneys’ fees). The dismissal explicitly recognizes that Callaway Golf may continue the NPIP.

In Murray v. Callaway Golf Sales Company, Case No. 3:04CV274-H (United States District Court for the Western District of North Carolina), filed on May 14, 2004, plaintiff alleges that a retail golf business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products after the store violated the NPIP and by Callaway Golf’s failure to permit plaintiff to sell Callaway Golf products on the Internet. The proprietor seeks compensatory and punitive damages associated with the failure of his retail operation. The parties are currently engaged in discovery and motion practice. The original trial date of December 2005 was vacated and a new trial date has not yet been set.

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserts that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint and in petitions for reexamination filed with the United States Patent and Trademark Office (“PTO”), Acushnet asserts that the patents at issue are invalid. Although the PTO agreed the petitions for reexamination raised certain substantial new questions of patentability, the PTO has not yet addressed the validity of any specific patent claims. Nor has the issue of validity yet been addressed by the District Court.

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

Item 1A.	Risk Factors

Certain Factors Affecting Callaway Golf Company

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2005, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2005, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $50.0 million over a three year period. The new stock repurchase program supersedes all prior stock repurchase authorizations. During the first quarter of 2006, the Company repurchased approximately 1.0 million of its shares under the November 2005 authorization. The following schedule summarizes the status of the Company’s repurchase programs (in thousands, except per share data):

	Three Months Ended March 31,
	2006
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
Month #1, beginning January 1 and ending January 31,	100	$15.15	100	$48,479
Month #2, beginning February 1 and ending February 28,	823	$16.13	823	$35,211
Month #3, beginning March 1 and ending March 31,	—	$—	—	$35,211

Total	923	$16.02	923	$35,211

As of March 31, 2006, the Company is authorized to repurchase up to $35.2 million of its Common Stock under the repurchase program announced in November 2005. The Company’s repurchases of shares of Common Stock are recorded at cost in Common Stock held in treasury and result in a reduction of shareholders’ equity.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

31.1	Certification of George Fellows pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Senior Executive Vice President and
Chief Financial Officer

Date: April 26, 2006

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.