Form 10-Q
period 2006-06-30
CALLAWAY GOLF CO /CA
filed 2006-08-01
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of June 30, 2006 was 73,920,920.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future gross margins, cash flows and liquidity, as well as estimated unrecognized compensation, estimated integration and restructuring benefits, savings and charges, projected capital expenditures, and future contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties, including delays, difficulties, changed strategies, or unanticipated factors affecting the implementation of the restructuring initiatives, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex—Baby Ben—Ben Hogan—BH—BH-5—Big Ben—Big Bertha—C455—CS-3—Callaway—Callaway Golf—Chev—Chevron Device—Complete—Demonstrably Superior and Pleasingly Different—Dual Force—ERC—Explosive Distance.Amazing Soft Feel—Flying Lady—FT-3—FTX—Fusion—Game Series-Gems—Great Big Bertha—Heavenwood—Hogan—Hybrid 45—HX—I-Trax—Little Ben—Molitor—Number One Putter in Golf—Odyssey—ORG.14—Pencil—Rossie—S2H2—SRT—SenSert—Speed Slot-Steelhead—Strata—Stronomic—Sure-Out—T design—Tech Series—The Hawk—Top-Flite—Top Flite Quartz—Top-Flite XL—Tour Authentic—Tri-Ball-Tour Deep—Trade In! Trade Up!—TriBall—Tru Bore—Tunite—VFT—War Bird—Warbird—White Hot—White Hot XG—White Steel—World’s Friendliest—X-16—X-18—X460—XL 3000—XL Extreme—X-Series—X-Sole—X-SPANN—Xtra Traction Technology—X-Tour—XTT—XWT.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$48,113	$49,481
Accounts receivable, net	257,782	98,082
Inventories, net	232,236	241,577
Deferred taxes	30,849	30,064
Income taxes receivable	—	2,026
Other current assets	19,259	17,360

Total current assets	588,239	438,590
Property, plant and equipment, net	136,024	127,739
Intangible assets, net	146,001	146,123
Goodwill	30,097	29,068
Deferred taxes	4,657	6,516
Other assets	15,072	16,462

	$920,090	$764,498

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$128,930	$102,134
Accrued employee compensation and benefits	20,176	24,783
Accrued warranty expense	15,469	13,267
Bank line of credit	110,300	—
Income taxes payable	10,590	—
Capital leases, current portion	—	21

Total current liabilities	285,465	140,205
Long-term liabilities:
Deferred compensation	7,024	8,323
Energy derivative valuation account	19,922	19,922
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 85,104,614 shares and 84,950,694 shares issued at June 30, 2006 and December 31, 2005, respectively	851	850
Additional paid-in capital	390,980	393,676
Unearned compensation	(4,557)	(9,014)
Retained earnings	466,699	430,996
Accumulated other comprehensive income	8,868	3,377
Less: Grantor Stock Trust held at market value, 5,453,798 shares and 5,954,747 shares at June 30, 2006 and December 31, 2005, respectively	(70,845)	(82,414)
Less: Common Stock held in treasury, at cost, 11,183,694 shares and 8,500,811 shares at June 30, 2006 and December 31, 2005, respectively	(184,317)	(141,423)

Total shareholders’ equity	607,679	596,048

	$920,090	$764,498

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Net sales	$341,815	100%	$323,132	100%	$644,260	100%	$622,989	100%
Cost of sales	201,729	59%	176,399	55%	372,662	58%	343,650	55%

Gross profit	140,086	41%	146,733	45%	271,598	42%	279,339	45%
Operating expenses:
Selling expense	77,045	23%	90,640	28%	145,173	23%	166,385	27%
General and administrative expense	18,101	5%	21,239	7%	38,325	6%	40,324	6%
Research and development expense	6,194	2%	7,083	2%	12,998	2%	13,323	2%

Total operating expenses	101,340	30%	118,962	37%	196,496	30%	220,032	35%

Income from operations	38,746	11%	27,771	9%	75,102	12%	59,307	10%
Other expense, net	(1,273)		(1,806)		(971)		(2,987)

Income before income taxes	37,473	11%	25,965	8%	74,131	12%	56,320	9%
Provision for income taxes	14,934		7,573		28,731		19,568

Net income	$22,539	7%	$18,392	6%	$45,400	7%	$36,752	6%

Earnings per common share:
Basic	$0.33		$0.27		$0.66		$0.54
Diluted	$0.33		$0.27		$0.65		$0.54
Weighted-average shares outstanding:
Basic	67,799		68,270		68,479		68,226
Diluted	68,577		68,660		69,356		68,643
Dividends declared per share	$0.07		$0.07		$0.14		$0.14

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$45,400	$36,752
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,225	22,659
Non-cash compensation	6,331	3,957
Loss on disposal of long-lived assets	324	856
Deferred taxes	1,165	(1,184)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(152,881)	(137,015)
Inventories, net	15,255	(15,815)
Income tax receivable and payable	12,397	27,635
Other assets	530	183
Accounts payable and accrued expenses	14,269	48,495
Accrued employee compensation and benefits	(4,856)	8,864
Accrued warranty expense	2,202	1,189
Other liabilities	(1,299)	(914)

Net cash used in operating activities	(45,938)	(4,338)

Cash flows from investing activities:
Capital expenditures	(20,463)	(19,046)
Acquisitions, net of cash acquired	(5,911)	—
Proceeds from sale of capital assets	120	20

Net cash used in investing activities	(26,254)	(19,026)

Cash flows from financing activities:
Issuance of Common Stock	6,519	3,560
Dividends paid, net	(4,901)	(4,853)
Acquisition of Treasury Stock	(42,894)	(39)
Tax benefit from exercise of stock options	481	269
Proceeds from line of credit, net	110,300	37,000
Payments on financing arrangements	(20)	(22)

Net cash provided by financing activities	69,485	35,915

Effect of exchange rate changes on cash and cash equivalents	1,339	(1,552)

Net increase (decrease) in cash and cash equivalents	(1,368)	10,999
Cash and cash equivalents at beginning of period	49,481	31,657

Cash and cash equivalents at end of period	$48,113	$42,656

Non-cash financing activities:
Dividends payable	$4,796	$4,853
Issuance of restricted stock	$4,902	$—

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Grantor Stock Trust	Treasury Stock		Total
	Shares	Amount						Shares	Amount
Balance, December 31, 2005	84,951	$850	$393,676	$(9,014)	$430,996	$3,377	$(82,414)	(8,501)	$(141,423)	$596,048
Reclass due to adoption of SFAS 123R	—	—	(2,382)	2,382	—	—	—	—	—	—
Exercise of stock options	—	(1)	(983)	—	—	—	5,636	—	—	4,652
Tax benefit from exercise of stock options	—	—	481	—	—	—	—	—	—	481
Issuance of Restricted Common Stock	154	2	588	—	—	—	—	—	—	590
Compensatory stock and stock options	—	—	3,666	2,075	—	—	—	—	—	5,741
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(2,683)	(42,894)	(42,894)
Employee stock purchase plan	—	—	(188)	—	—	—	2,055	—	—	1,867
Cash dividends declared	—	—	—	—	(9,697)	—	—	—	—	(9,697)
Adjustment of Grantor Stock Trust shares to market value	—	—	(3,878)	—	—	—	3,878	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	5,491	—	—	—	5,491
Net income	—	—	—	—	45,400	—	—	—	—	45,400

Balance, June 30, 2006	85,105	$851	$390,980	$(4,557)	$466,699	$8,868	$(70,845)	(11,184)	$(184,317)	$607,679

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

2. Share-Based Employee Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, periods prior to December 31, 2005 are not revised for comparative purposes. Compensation expense for all share-based awards outstanding as of the effective date is calculated for pro-forma disclosure purposes based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and recognized over the remaining service period. The valuation provisions of SFAS 123R apply to new share-based awards granted subsequent to December 31, 2005.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS 123R.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Plans

At June 30, 2006, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Option Plan (the “2001 Directors Plan”). The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock/units, performance units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Plan are discretionary, although no participant may receive awards in any one year in excess of 1,000,000 shares. The 2001 Directors Plan permits the granting of stock options, restricted stock and restricted stock units. Directors receive an initial equity award grant not to exceed 20,000 shares upon their initial appointment to the Board and thereafter an annual grant not to exceed 10,000 shares upon being re-elected at each annual meeting of shareholders. The maximum number of shares issuable over the term of the 2004 Plan and 2001 Directors Plan is 8,000,000 shares and 500,000 shares, respectively.

Stock Options

All stock option grants made under the 2004 Plan and the Directors Stock Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over periods ranging from one to three years from the grant date and generally expire up to 10 years after the grant date. The Company recorded $1,979,000 and $3,590,000 of compensation expense relating to outstanding stock options during the three and six months ended June 30, 2006. No compensation expense was recorded related to outstanding options during the three and six months ended June 30, 2005.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. These assumptions include the risk-free interest rate, the expected life of the options, the expected stock price volatility over the expected life of the options, and the expected dividend yield. Compensation expense for employee stock options includes an estimate for forfeitures and is recognized ratably over the vesting term. The table below illustrates the assumptions used to estimate the fair value of options granted during the three and six months ended June 30, 2006 and 2005 using the Black-Scholes option-pricing model. There were no stock options granted during the three months ended June 30, 2006. There were 572,000 stock options granted during the six months ended June 30, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	—	2.0%	2.0%	2.0%
Expected volatility	—	42.4%	41.3%	42.4%
Risk free interest rate	—	3.7%	4.8%	3.3%
Expected life	—	4 years	3.4 years	4 years

The expected life of the options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant. Volatility is based on historical volatility of the Company’s stock. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate, expected stock price volatility and the expected life of an option. Therefore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s stock option activities with respect to its stock option plans for the first six months of 2006 as follows (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	10,294	$17.19
Granted	572	$15.08
Exercised	(352)	$13.19
Forfeited	(24)	$15.00
Expired	(630)	$21.81

Outstanding at June 30, 2006	9,860	$16.92	6.04	$1,083
Vested and expected to vest in the future at June 30, 2006	9,722	$16.96	6.04	$1,067
Exercisable at June 30, 2006	7,444	$17.71	5.21	$789

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $5.30 per share. There were no options granted during the three months ended June 30, 2006. The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2005 was $4.01 per share and $4.59 per share, respectively. The total intrinsic value for options exercised during the three and six months ended June 30, 2006 was $217,000 and $1,227,000, respectively. The total intrinsic value for options exercised during the three and six months ended June 30, 2005 was $389,000 and $438,000, respectively.

Cash received from option exercises under all plans for the three and six months ended June 30, 2006 was approximately $757,000 and $4,651,000, respectively, and $1,507,000 and $1,757,000, for the comparable periods in the prior year, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $55,000 and $481,000, respectively, for the three months and six months ended June 30, 2006 and $228,000 and $269,000 during the comparable periods in 2005.

Restricted Stock, Restricted Stock Units and Performance Units

The Company granted 154,000 shares of Restricted Stock during the six months ended June 30, 2006, as well as 22,000 and 51,000 of shares underlying Restricted Stock Units during the three and six months ended June 30, 2006, respectively, to certain employee participants under the Company’s 2004 Equity Incentive Plan. The Company did not grant shares of Restricted Stock during the three months ended June 30, 2006, as well as shares of Restricted Stock or Restricted Stock Units during the three and six months ended June 30, 2005. Restricted Stock awards and Restricted Stock Units generally vest over a period of 3 to 5 years.

The weighted average grant date fair value of the shares granted during the three and six months ended June 30, 2006 was $13.54 and $14.91 per share, respectively. The Company recorded approximately $421,000 and $783,000 of compensation expense related to outstanding shares of Restricted Stock and Restricted Stock Units held by employees during the three and six months ended June 30, 2006, respectively, and $116,000 and $214,000, during the three and six months ended June 30, 2005, respectively. In addition, the Company recorded $1,394,000 and $3,744,000 of compensation expense related to shares of Restricted Stock held by non-employees during the six months ended June 30, 2006 and 2005, respectively, and $2,362,000 during the three months ended June 30, 2005. During the three months ended June 30, 2006, the Company reversed $787,000 of compensation expense to revalue shares of Restricted Stock granted to non-employees at market value as of June 30, 2006.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the six months ended June 30, 2006, the Company granted 142,000 Performance Units to certain employee participants under the Company’s 2004 Equity Incentive Plan. There were no Performance Units awarded during the three months ended June 30, 2006 and during the three and six month ended June 30, 2005. Performance Units generally cliff vest at the end of a three year performance period. Performance Units are a form of stock-based award in which the number of shares ultimately received depends on the Company’s performance against specified performance targets over a three year period ending on December 31, 2008. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the target in a range between 50% and 150%. The final performance percentage payout is based upon performance metrics established by the Compensation and Management Succession Committee of the Company’s Board of Directors. The weighted average grant date fair value of the Performance Units awarded during the six months ended June 30, 2006 was $15.09 per unit. The Company recorded $152,000 and $254,000 of compensation expense related to these Performance Units during the three and six months ended June 30, 2006. There was no compensation expense related to Performance Units during the three and six months ended June 30, 2005.

The fair value of nonvested Restricted Stock awards, Restricted Stock Units and Performance Units (collectively “nonvested shares”) is determined based on the closing trading price of the Company’s Common Stock on the grant date. A summary of the Company’s Nonvested Shares activity for the six months ended June 30, 2006 is as follows (in thousands, except fair value amounts):

Restricted Stock, Restricted Stock Units and Performance Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,001	$11.36
Granted	347	$14.98
Vested	12	$15.23
Forfeited	5	$15.04

Nonvested at June 30, 2006	1,331	$12.27

At June 30, 2006, there was $11,107,000 of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans, of which $9,220,000 relates to Restricted Stock awards and Restricted Stock Units and $1,887,000 relates to Performance Units. That cost is expected to be recognized over a weighted-average period of 2.2 years. The amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in its Statement of Operations. Unrecognized compensation expense related to nonvested shares of Restricted Stock awards, Restricted Stock Units and Performance Units granted to employees was recorded as unearned share-based compensation in shareholder’s equity at December 31, 2005. As part of the adoption of SFAS 123R, $2,382,000 of unrecognized compensation expense was reclassified as a component of additional paid-in capital as of June 30 2006.

Employee Stock Purchase Plan

On February 1, 2006, the Company amended and restated the Callaway Golf Company Employee Stock Purchase Plan (the “Plan”) to eliminate the look-back provision. Under the amended and restated Plan, participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s Common Stock at 85% of the closing price on the last day of each six month exercise period. During the six months ended June 30, 2006 and 2005, approximately 149,000 and 177,000 shares, respectively, of the Company’s Common Stock were purchased under the Plan.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the three and six months ended June 30, 2006 for share-based compensation related to employees. Amounts are in thousands, except for per share data.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of sales	$161	$262
Operating expenses	2,553	4,670

Total cost of employee share-based compensation included in income, before income tax	2,714	4,932
Amount of income tax recognized in earnings	(826)	(1,627)

Amount charged against net income	$1,888	$3,305

Impact on net income per common share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

There were no amounts relating to employee share-based compensation capitalized in inventory during the three and six months ended June 30, 2006.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$18,392	$36,752
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	82	139
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,295)	(2,483)

Pro forma net income	$17,179	$34,408

Earnings per common share:
Basic—as reported	$0.27	$0.54
Basic—pro forma	$0.25	$0.50
Diluted—as reported	$0.27	$0.54
Diluted—pro forma	$0.25	$0.50

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Restructuring and Integration Initiatives

In September 2005, the Company began the implementation of several company-wide restructuring initiatives designed to improve the Company’s business processes and reduce the Company’s overall expenses (the “2005 Restructuring Initiatives”). The 2005 Restructuring Initiatives include, among other things, the consolidation of the Callaway Golf, Odyssey, Top-Flite and Ben Hogan selling functions, as well as the elimination or reduction of other operating expenses. The 2005 Restructuring Initiatives and estimated charges for such initiatives are in addition to the previously reported integration of the Callaway Golf and Top-Flite operations and the charges for such integration.

In connection with the 2005 Restructuring Initiatives, the Company committed to staff reductions that will involve the elimination of approximately 500 positions worldwide, including full-time and part-time employees, temporary staffing and open positions. Most of the employee terminations were completed by December 31, 2005 and all such employee terminations are expected to be substantially completed by December 31, 2006. During the second half of 2005, the Company recorded charges to cost of sales, selling expense, general and administrative expense, and research and development expense in the amount of $8,324,000 in connection with the Restructuring Initiatives. The Company incurred charges of $600,000 during the six months ended June 30, 2006 and may incur additional charges of approximately $3,400,000 related to the 2005 Restructuring Initiatives.

In October 2005, the Company completed its full integration of the Callaway Golf ball manufacturing with the Top-Flite golf ball manufacturing at the Chicopee, Massachusetts and Gloversville, New York locations. As of June 30, 2006, the Company has incurred approximately $67,400,000 of non-cash charges for acceleration of depreciation on certain golf ball manufacturing equipment and cash charges related to severance and facility consolidations in connection with the integration. During the three and six months ended June 30, 2006, the Company recorded $1,734,000 and $2,764,000, respectively, to pre-tax earnings and anticipates additional charges of approximately $500,000 during the remainder of 2006 in order to complete the restoration of the former ball manufacturing plant in Carlsbad, California to its original condition.

4. Inventories

Inventories are summarized below (in thousands):

	June 30, 2006	December 31, 2005
Inventories, net:
Raw materials	$81,299	$84,188
Work-in-process	3,017	5,313
Finished goods	147,920	152,076

	$232,236	$241,577

5. Goodwill and Intangible Assets

The Company accounts for its goodwill and other non-amortizing intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company’s goodwill and certain intangible assets are not amortized throughout the period, but are subject to an annual impairment test. Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 1-16 years. During the three months ended June 30, 2006 and 2005, aggregate amortization expense

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

was approximately $804,000 and $765,000, respectively. During the six months ended June 30, 2006 and 2005, aggregate amortization expense was approximately $1,627,000 and $1,530,000, respectively. The following sets forth the intangible assets by major asset class (in thousands):

	Useful Life (Years)	June 30, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
		(In thousands)			(In thousands)
Non-Amortizing:
Trade name, trademark and trade dress	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	3-16	36,459	14,062	22,397	35,472	12,639	22,833
Other	1-9	2,853	1,043	1,810	2,335	839	1,496

Total intangible assets		$161,106	$15,105	$146,001	$159,601	$13,478	$146,123

Amortization expense related to intangible assets at June 30, 2006 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2006	$1,667
2007	3,330
2008	3,147
2009	2,967
2010	2,827
2011	2,576
Thereafter	7,693

$24,207

Changes in gross amortizing patents and other intangible assets during the three and six months ended June 30, 2006 were due to $1,505,000 of patents and other amortizing intangibles recorded in connection with the acquisition of certain assets of the Tour Golf Group completed in April 2006 (see Note 14), as well as favorable foreign currency fluctuations during the three and six months ended June 30, 2006.

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

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability is effectively limited by the financial covenants contained therein. As of June 30, 2006, the maximum amount that could be borrowed under the Line of Credit was approximately $227,000,000, of which $110,300,000 was outstanding.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 12.5 to 27.5 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters earnings before, interest, income taxes, depreciation and amortization (EBITDA) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case, plus a margin up to 25.0 basis points or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 62.5 to 150.0 basis points. The Company has agreed that repayment of amounts under the Line of Credit will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by substantially all of the assets of the Company and such guarantor subsidiaries. The collateral (other than 65% of the stock of the Company’s foreign subsidiaries) could be released upon the satisfaction of certain financial conditions.

The Line of Credit requires the Company to meet certain financial covenants, including a minimum tangible net worth covenant and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of June 30, 2006, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit were $1,662,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees totaled $1,186,000 as of June 30, 2006.

7. Product Warranty

The Company has a stated two-year warranty policy for its golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating its future warranty obligations the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The following table provides a roll-forward of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$15,196	$12,902	$13,267	$12,043
Provision	3,565	3,061	7,734	5,994
Claims paid/costs incurred	(3,292)	(2,731)	(5,532)	(4,805)

Ending balance	$15,469	$13,232	$15,469	$13,232

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Earnings Per Share

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three and six months ended June 30, 2006 and 2005 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	67,799	68,270	68,479	68,226
Dilutive securities	778	390	877	417

Weighted-average shares outstanding—Diluted	68,577	68,660	69,356	68,643

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended June 30, 2006 and 2005, options outstanding totaling 6,656,000 and 12,244,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive. For the six months ended June 30, 2006 and 2005, options outstanding totaling 5,641,000 and 11,009,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

9. Commitments and Contingencies

Tax Matters

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company accrues an amount for its estimate of probable additional tax liability that it could incur as a result of the ultimate resolution of disagreements with the various taxing authorities. The Company believes that the tax contingency accrual is adequate to cover any such additional tax liability. The tax contingency accrual is recorded as a component of the Company’s net income taxes payable/receivable balance, which the Company reviews and updates over time as more definitive information becomes available from taxing authorities, completion of tax audits or upon occurrence of other events. During the three and six months ended June 30, 2006, the Company recorded net favorable adjustments to reduce its reserves for uncertain tax positions and related provision for income taxes of $200,000 and $700,000, respectively, primarily related to the reassessment of several significant uncertain income tax audit issues based on discussions with tax authorities in connection with global transfer pricing matters. During the three and six months ended June 30, 2005 the Company recorded a net favorable adjustment of approximately $1,600,000 and $1,800,000, respectively, related to previously estimated tax liabilities as a result of its assessment and resolution of various tax exposures.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

In the fall of 1999, the Company adopted a unilateral sales policy called the New Product Introduction Policy (“NPIP”). The NPIP sets forth the basis on which the Company chooses to do business with its customers with respect to the introduction of new products. In Murray v. Callaway Golf Sales Company, Case No. 3:04CV274-H (United States District Court for the Western District of North Carolina), filed on May 14, 2004, plaintiff alleges that a retail golf business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products after the store violated the NPIP and by Callaway Golf’s failure to permit plaintiff to sell Callaway Golf products on the Internet. The plaintiff seeks compensatory and punitive damages associated with the failure of his retail operation. The parties are currently engaged in discovery and motion practice. The original trial date of December 2005 was vacated and a new trial date has not yet been set.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company believes the Enron Contract has been terminated, and as of June 30, 2006, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

Unconditional Purchase Obligations

During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of June 30, 2006, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $107,700,000 over the next six years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of June 30, 2006 are as follows (in thousands):

2006	$27,455
2007	30,491
2008	23,351
2009	18,303
2010	2,400
2011	2,400
Thereafter	3,300

$107,700

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three and six months ended June 30, 2006 was not material to the Company’s financial position, results of operations or cash flows.

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

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales
Golf clubs	$272,713	$252,373	$519,427	$493,197
Golf balls	69,102	70,759	124,833	129,792

	$341,815	$323,132	$644,260	$622,989

Income before provision for income taxes
Golf clubs(1)(3)	$50,328	$33,365	$95,395	$73,744
Golf balls(2)(4)	544	6,018	6,902	7,744
Reconciling items(5)	(13,399)	(13,418)	(28,166)	(25,168)

	$37,473	$25,965	$74,131	$56,320

Additions to long-lived assets
Golf clubs	$7,234	$5,847	$10,914	$9,736
Golf balls	5,653	3,001	9,549	9,310

	$12,887	$8,848	$20,463	$19,046

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	The Company’s income before provision for income taxes for golf clubs includes the recognition of certain integration and restructuring charges in the amounts of $241,000 and $1,248,000 for the three months ended June 30, 2006 and 2005, respectively, and $1,075,000 and $1,370,000 for the six months ended June 30, 2006 and 2005, respectively.
(2)	The Company’s income before provision for income taxes for golf balls includes the recognition of certain integration and restructuring charges in the amounts of $2,063,000 and $1,365,000 for the three months ended June 30, 2006 and 2005, respectively, and $2,249,000 and $4,368,000 for the six months ended June 30, 2006 and 2005, respectively.
(3)	The Company’s income before provision for income taxes for golf clubs includes the recognition of employee share-based compensation expense of $1,722,000 and $116,000 for the three months ended June 30, 2006 and 2005, respectively, and $3,596,000 and $214,000 for the six months ended June 30, 2006 and 2005, respectively.
(4)	The Company’s income before provision for income taxes for golf balls includes share-based compensation charges of $992,000 and $1,336,000 for the three and six months ended June 30, 2006, respectively. No share-based compensation was recorded in the golf ball segment’s income before taxes during the three and six months ended June 30, 2005.
(5)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. Reconciling items include $647,000 and $1,349,000 of unallocated integration charges between the golf ball and golf club segments for the three and six months ended June 30, 2005, respectively. There were no unallocated integration and restructuring charges in 2006.

11. Derivatives and Hedging

The Company from time to time uses derivative financial instruments to manage its exposure to foreign exchange rates. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 138 and 149, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At June 30, 2006 and 2005, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $117,743,000 and $78,808,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. At June 30, 2006, the fair values of foreign currency-related derivatives were recorded as current assets of $206,000 and current liabilities of $1,892,000. The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus offset these gains and losses. During the three months ended June 30, 2006 and 2005, the Company recorded a net loss of $3,695,000 and a net gain of $2,841,000, respectively, due to net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting. During the six months ended June 30, 2006 and 2005, the Company recorded a net loss of $3,184,000 and a net gain of $3,576,000, respectively, due to realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do no qualify for hedge accounting. As of June 30, 2006 and 2005, there were no foreign exchange contracts designated as cash flow hedges.

12. Comprehensive Income

Comprehensive income is defined as all changes in net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$22,539	$18,392	$45,400	$36,752
Other comprehensive income:
Foreign currency translation	4,665	(3,024)	5,491	(4,596)
Net unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	(1,061)

Comprehensive income	$27,204	$15,368	$50,891	$31,095

13. Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing pronouncements. As of June 30, 2006, the Company has evaluated the impact of SFAS 154 and the adoption of this Statement has not had a significant impact on its consolidated statement of income or financial condition. The Company will apply SFAS 154 in future periods, when applicable.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of evaluating the effect the adoption of FIN 48 will have on its financial statements.

14. Tour Golf Group Asset Acquisition

On April 25, 2006, the Company acquired certain assets of Tour Golf Group, Inc. (“TGG”). For the past few years TGG has sourced, marketed and sold golf shoes bearing Callaway Golf’s trademarks through licensing agreements. In early 2006, TGG informed the Company that it was having financial difficulty. The Company acquired the TGG assets to ensure the continued flow of product and the fulfillment of orders.

The acquisition of certain assets from TGG was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets is $7,705,000, which includes cash paid of approximately $1,196,000, transaction costs of approximately $225,000, assumed inventory payables of approximately $5,413,000 and forgiveness of amounts owed by TGG to the Company of approximately $871,000. The estimated fair value of the assets acquired exceeded the estimated aggregate acquisition costs and as such, the Company reduced the carrying value of the acquired long-term assets on a pro rata basis. The allocation of the aggregate purchase price is as follows (in thousands):

Assets Acquired:
Cash	$1,794
Accounts receivable	2,369
Inventory	1,664
Intangibles	1,877
Liabilities Assumed:
Current liabilities	(6,284)

Total net assets acquired	$1,420

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors” on page 2 of this report.

Overview

In September 2005, the Company announced the implementation of several business improvement and cost reduction initiatives designed to improve the manner in which the Company brings products to market as well as reduce overall operating expenses (the “2005 Restructuring Initiatives”). The Company’s second quarter results reflect the success of these initiatives. Net sales increased 6% as compared to the second quarter of 2005 with the Callaway Golf and Odyssey brands continuing to gain momentum. In addition, the Company’s operating expenses continued to decline during the second quarter primarily as a result of these initiatives.

Although the Company’s second quarter sales and operating expenses improved, the Company’s overall gross margins did not meet the Company’s expectations during the second quarter of 2006. The Company had previously announced that it would focus on reversing the decline in gross margins that it had experienced over the last several years. The Company is already in the process of implementing several initiatives designed to improve gross margins but those initiatives are not expected to have an impact upon the Company’s results until late 2006 and into 2007. In addition to the gross margin initiatives, the Company is implementing several initiatives designed to stabilize its Top-Flite brand, which continued to perform below expectations during the second quarter. Improving gross margins and restoring the Top-Flite brand will be top priorities for the Company in the upcoming quarters.

The Company’s earnings for the second quarter of 2006 improved 22% to $0.33 per diluted share compared to $0.27 per diluted share for the second quarter of 2005. This increase was primarily due to a $17.6 million decline in operating expenses as compared to the second quarter of 2005. The decline in operating expenses is primarily the result of the Company’s cost reduction initiatives as well as an approximate $7.0 million decrease in accrued employee incentive compensation expense as compared to the second quarter of 2005. The Company’s second quarter earnings were negatively affected by approximately $0.03 per share due to a golf ball work-in-process inventory adjustment and by approximately $0.03 per share due to the recognition of charges for employee equity-based compensation under Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payment.” The Company was generally not required to recognize expense for equity-based compensation during 2005.

The Company’s third quarter business will be dependant upon re-orders of the products sold into the golf retail channel during the first half of the year. The re-order business is dependent, among other things, upon consumer acceptance of the Company’s current products. The Company continues to maintain higher inventory levels in 2006 compared to the prior year to avoid the product supply issues it experienced in 2005. The Company expects inventory levels throughout 2006 to remain higher than similar time periods in 2005.

Results of Operations

Three-Month Periods Ended June 30, 2006 and 2005

Net sales increased $18.7 million (6%) to $341.8 million for the three months ended June 30, 2006 as compared to $323.1 million for the comparable period in the prior year. The overall increase in net sales was primarily due to a $16.7 million (24%) increase in sales of woods, a $3.4 million (10%) increase in sales of putters, as well as a $5.2 million (14%) increase in sales of accessories and other products. These increases were partially offset by a $4.9 million (4%) decrease in sales of irons and a $1.7 million (2%) decrease in sales of golf balls. The Company’s second quarter sales were positively affected by an increase in sales of Callaway Golf brand clubs, golf balls and accessories as well as Odyssey brand putters, partially offset by lower sales of Ben Hogan clubs and Top-Flite golf balls.

Net sales information by product category is summarized as follows (in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2006	2005	Dollars	Percent
Net sales:
Woods	$86.3	$69.6	$16.7	24%
Irons	106.8	111.7	(4.9)	(4)%
Putters	37.3	33.9	3.4	10%
Golf balls	69.1	70.8	(1.7)	(2)%
Accessories and other	42.3	37.1	5.2	14%

	$341.8	$323.1	$18.7	6%

The $16.7 million (24%) increase in net sales of woods to $86.3 million for the three months ended June 30, 2006 is primarily attributable to an increase in sales volumes as well as higher average selling prices in the second quarter of 2006 compared to the same period in the prior year. The increase in sales volumes is primarily due to the launch of a premium titanium driver, steel fairway woods and multi-material hybrid clubs that began shipping at the end of the first quarter of 2006 as well as the continued favorable consumer acceptance of the Company’s multi-material driver that was launched during the second half of 2005. These increases were partially offset by a decrease in sales of the Company’s older titanium driver products and steel fairway woods products, which were in the second and third years of their product lifecycles. The increase in average selling prices is primarily attributable to a more favorable mix of a higher priced mutli-material driver and fairway woods products partially offset by a reduction in average selling prices of some of the Company’s older Ben Hogan and Callaway Golf brand driver and fairway wood products.

The $4.9 million (4%) decrease in net sales of irons to $106.8 million for the three months ended June 30, 2006 resulted primarily from lower sales volumes as well as a decrease in average selling prices compared to the same period in the prior year. The lower sales volume is primarily attributable to the Company offering fewer new irons models in the second quarter of 2006 as compared to the second quarter of 2005 as well as a decline in sales of the Company’s older irons products which were in the second and third years of their product lifecycles. The decrease in average selling prices is primarily due to an unfavorable shift in product mix as a result of increased sales of lower priced steel irons products in the second quarter of 2006 compared to more sales of higher priced multi-material irons in the second quarter of 2005.

The $3.4 million (10%) increase in net sales of putters to $37.3 million for the three months ended June 30, 2006 resulted primarily from higher sales volumes combined with relatively flat average selling prices in the second quarter of 2006 compared to the same period in the prior year. This increase in putter sales is primarily attributable to the current year introduction of the Odyssey White Hot XG, the Odyssey White Steel SRT 2-ball and 3-ball putters and the Odyssey Dual Force 2 putter. This increase was partially offset by decreased sales of the Company’s older Odyssey White Hot and White Steel 2-ball putter models, which were in the second and third years of their product lifecycles.

The $1.7 million (2%) decrease in net sales of golf balls to $69.1 million for the three months ended June 30, 2006 resulted from a decrease in average selling prices partially offset by higher sales volumes during the second quarter of 2006 compared to the same period in the prior year. The decrease in average selling prices is due to the reduction in selling prices of some of the Company’s older golf ball models as well as an unfavorable shift in Top-Flite product mix to lower priced golf ball models. These decreases were partially offset by higher selling prices from the introduction of the Callaway Golf improved HX Tour in the second quarter of 2006 combined with higher sales of the HX 56, which was launched during the second half of 2005. The increase in sales volume is primarily attributable to the addition of the HX 56 golf ball model combined with increased sales volume generated from sales of newer product offerings partially offset by decreased sales of older product models.

The $5.2 million (14%) increase in sales of accessories and other products to $42.3 million is primarily attributable to an increase in sales of Callaway golf bags as well as an increase in Callaway Golf accessories. These increases were slightly offset by a decrease in sales of Top-Flite and Ben Hogan accessories and other products.

Net sales information by region is summarized as follows (in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2006	2005	Dollars	Percent
Net sales:
United States	$186.4	$181.5	$4.9	3%
Europe	54.3	56.5	(2.2)	(4%)
Japan	34.0	30.2	3.8	13%
Rest of Asia	25.6	19.1	6.5	34%
Other foreign countries	41.5	35.8	5.7	16%

	$341.8	$323.1	$18.7	6%

Net sales in the United States increased $4.9 million (3%) to $186.4 million during the second quarter of 2006 compared to the same period in the prior year. The Company’s sales in regions outside the United States increased $13.8 million (10%) to $155.4 million during the second quarter of 2006 compared to the same quarter in 2005. This increase in international sales is primarily attributable to a $10.3 million increase in sales in Japan and the rest of Asia as well as an increase of $5.7 million in other foreign countries due to favorable consumer acceptance of the Company’s new products launched in those regions during 2006. The Company’s net sales were also positively affected during the second quarter of 2006 by changes in foreign currency rates, primarily in Canada and Korea, offset by unfavorable variances in Europe and Japan. These increases were offset by a $2.2 million decrease in sales in Europe, which was primarily due to severe weather as well as unfavorable foreign currency exchange rates.

For the second quarter of 2006, gross profit decreased $6.6 million to $140.1 million from $146.7 million in the second quarter of 2005. Gross profit as a percentage of net sales decreased to 41% in the second quarter of 2006 from 45% in the comparable period of 2005. This decrease is primarily attributable to (i) price reductions on older products, (ii) higher costs associated with manufacturing certain of the Company’s new club products that incorporate more complex designs, (iii) an increase in freight charges and golf ball material costs, and (iv) a write-off of work-in-process inventory as a result of the recent annual physical inventory count. Furthermore, gross profit for the second quarter of 2006 was negatively affected by charges of $1.5 million and $0.2 million, respectively, related to the integration of the Top-Flite operations and employee share-based compensation expense recorded during the quarter. In the second quarter of 2005, gross profit was negatively affected by charges of $1.3 million related to the integration of the Top-Flite operations.

Selling expenses decreased $13.6 million (15%) to $77.0 million in the second quarter of 2006 compared to $90.6 million in the same period of 2005. As a percentage of sales, selling expenses decreased to 23% in the second quarter of 2006 from 28% in the second quarter of 2005. This decrease was primarily due to a $5.9 million reduction in advertising expenses as well as a $4.5 million decrease in tour related expenses as a result of the 2005 Restructuring Initiatives implemented during the second half of 2005. The Company also realized savings of $4.8 million in employee costs resulting from a reduction of $2.5 million in salaries and commissions associated with the 2005 Restructuring Initiatives in addition to a decrease of $3.2 million in accrued employee incentive compensation during the second quarter of 2006 compared to the prior year. These decreases were partially offset by a $0.9 million increase in share-based employee compensation expense in addition to a $3.0 million increase in other promotional expenses as a result of increased brand investment in the Callaway Golf and Top-Flite brands.

General and administrative expenses decreased $3.1 million (15%) to $18.1 million in the second quarter of 2006 compared to $21.2 million in the same period of 2005. As a percentage of sales, general and administrative expenses decreased to 5% in the second quarter of 2006 from 7% in the second quarter of 2005. This decrease was primarily due to a $2.7 million decline in accrued employee incentive compensation, partially offset by a $1.6 million increase in share-based compensation expense recorded during the period.

Research and development expenses decreased $0.9 million (13%) to $6.2 million in the second quarter of 2006 compared to $7.1 million in the comparable period of 2005. As a percentage of sales, research and development expenses remained relatively constant at 2% for the second quarter of 2006 and 2005. The dollar decrease was primarily due to an $0.8 million decrease in accrued employee incentive compensation partially offset by an increase of $0.1 million in employee share-based compensation expense recorded during the period.

Other expense improved $0.5 million in the second quarter of 2006 to net expense of $1.3 million as compared to net expense of $1.8 million in the comparable period of 2005. The improvement in other expense is primarily attributable to $1.6 million of net foreign currency fluctuation gains. These improvements were partially offset by an increase in interest expense of $0.6 million due to an increase in average outstanding borrowings under the Company’s line of credit during the second quarter of 2006 compared to the same period in the prior year.

The income tax provision reflects quarterly tax rates of 40% and 29% for the quarter ended June 30, 2006 and 2005, respectively. This increase in the tax provision as a percent of income before taxes is primarily attributable to the reversal of $1.6 million of previously estimated tax liabilities related to the reassessment and resolution of various tax exposures during the quarter ended June 30, 2005 compared to net favorable adjustments of $0.2 million recorded during the quarter ended June 30, 2006.

Net income for the three months ended June 30, 2006 improved 23% to $22.5 million from net income of $18.4 million in the comparable period of 2005. The diluted earnings per share improved to $0.33 per share in the second quarter of 2006 compared to earnings of $0.27 per share in the second quarter of 2005. Net income for the second quarter of 2006 was negatively impacted by after-tax charges of $1.9 million ($0.03 per share) related to employee share-based compensation expense recorded during the period. Additionally, net income in the second quarter of 2006 was negatively impacted by after-tax charges of $1.4 million ($0.02 per share) related to the integration and restructuring of the Callaway Golf and Top-Flite operations. Net income for the second quarter of 2005 was negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amount of $2.0 million ($0.03 per share).

Six-Month Periods Ended June 30, 2006 and 2005

Net sales increased $21.3 million (3%) to $644.3 million for the six months ended June 30, 2006 as compared to $623.0 million for the comparable period in the prior year. The overall increase in net sales was primarily due to a $48.3 million (36%) increase in sales of woods combined with a $5.4 million (7%) increase in sales of accessories and other products. These increases were partially offset by a $23.8 million (11%) decrease in sales of irons, a $5.0 million (4%) decrease in sales of golf balls and a $3.6 million (6%) decrease in sales of putters. The Company’s net sales for the six months ended June 30, 2006 were positively affected by an increase in sales of Callaway Golf woods, golf balls and accessories, partially offset by lower sales of irons, Odyssey brand putters, Top-Flite golf balls and Ben Hogan clubs.

Net sales information by product category is summarized as follows (in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2006	2005	Dollars	Percent
Net sales:
Woods	$183.4	$135.1	$48.3	36%
Irons	195.8	219.6	(23.8)	(11)%
Putters	62.2	65.8	(3.6)	(6)%
Golf balls	124.8	129.8	(5.0)	(4)%
Accessories and other	78.1	72.7	5.4	7%

	$644.3	$623.0	$21.3	3%

The $48.4 million (36%) increase in net sales of woods to $183.4 million for the six months ended June 30, 2006 is primarily attributable to an increase in sales volumes as well as higher average selling prices in the first half of 2006 compared to the same period in the prior year. The increase in sales volumes is primarily due to the launch of a premium titanium driver, steel fairway woods and multi-material hybrid clubs that began shipping at the end of the first quarter of 2006 as well as the continued favorable consumer acceptance of the Company’s multi-material driver and steel head hybrid that were launched during the second half of 2005. The increase in average selling prices is primarily attributable to a more favorable mix of higher priced multi-material driver, fairway woods and hybrid products partially offset by a reduction in average selling price of the Company’s older Ben Hogan and Callaway Golf brand driver and fairway woods products.

The $23.8 million (11%) decrease in net sales of irons to $195.8 million for the six months ended June 30, 2006 resulted primarily from lower sales volumes as well as a decrease in average selling prices compared to the same period in the prior year. The lower sales volume is primarily attributable to the Company offering fewer new irons models in the first half of 2006 as compared to the same period in the prior year as well as a decline in sales of the Company’s older irons products which were in the second and third years of their product lifecycles. The decrease in average selling prices is primarily due to a higher mix of lower priced irons products in the first half of 2006.

The $3.6 million (6%) decrease in net sales of putters to $62.2 million for the six months ended June 30, 2006 resulted primarily from lower sales volumes combined with relatively flat average selling prices in the first half of 2006 compared to the same period in the prior year. This decrease in putter sales is primarily attributable to decreased sales of the Company’s older Odyssey White Hot and White Steel 2-ball putter models (which were in the second and third years of their product lifecycles) partially offset by the current year introduction of the Odyssey White Hot XG, Odyssey White Steel SRT 2-ball and 3-ball and Dual Force 2 putter models.

The $5.0 million (4%) decrease in net sales of golf balls to $124.8 million for the six months ended June 30, 2006 resulted from a decrease in average selling prices combined with relatively flat sales volume during the first half of 2006 compared to the same period in the prior year. The decrease in average selling prices is due to the reduction in selling prices of some of the Company’s older golf ball models as well as an unfavorable shift in Top-Flite product mix to lower priced golf ball models partially offset by higher selling prices from the introduction of the Callaway Golf improved HX Tour in the second quarter of 2006 combined with higher sales of the HX 56, which was launched during the second half of 2005.

The $5.4 million (7%) increase in sales of accessories and other products to $78.1 million is primarily attributable to an increase in sales of Callaway Golf and Odyssey golf bags as well as an increase in Callaway Golf accessories. These increases were slightly offset by a decrease in sales of Top-Flite and Ben Hogan accessories and other products.

Net sales information by region is summarized as follows (in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2006	2005	Dollars	Percent
Net sales:
United States	$367.6	$366.5	$1.1	0%
Europe	104.4	107.7	(3.3)	(3)%
Japan	60.2	55.1	5.1	9%
Rest of Asia	42.6	33.7	8.9	26%
Other foreign countries	69.5	60.0	9.5	16%

	$644.3	$623.0	$21.3	3%

Net sales in the United States increased $1.1 million (0.3%) to $367.6 million during the first half of 2006 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $20.2 million (7.9%) to $276.7 million during the first half of 2006 compared to the same period in 2005. This increase in international sales is primarily attributable to a $14.0 million increase in sales in Japan and the rest of Asia as well as an increase of $9.5 million in other foreign countries due to favorable consumer acceptance of the Company’s new products launched in those regions late in 2005 and the beginning of 2006. The Company’s net sales were negatively affected during the first half of 2006 by changes in foreign currency rates, primarily in Japan and Europe, as well as severe weather in Europe, offset by favorable variances in Canada and Korea. These increases were offset by a $3.3 million decrease in sales in Europe, which was primarily due to unfavorable foreign currency exchange rates.

For the six months ended June 30, 2006, gross profit decreased $7.7 million to $271.6 million from $279.3 million in the comparable period of 2005. Gross profit as a percentage of net sales decreased to 42% in the first six months of 2006 from 45% in the comparable period of 2005. This decrease is primarily attributable to (i) price reductions on older products, (ii) higher costs associated with manufacturing certain of the Company’s new club products that incorporate more complex designs, and (iii) an increase in freight charges, golf ball material and utility costs. Additionally, total gross profit for the first six months of 2006 was negatively affected by charges of $2.2 million and $0.3 million, respectively, related to the integration of the Top-Flite operations and employee share-based compensation expense recorded during the period. In the same period of 2005, gross profit was negatively affected by charges of $4.4 million related to the integration of the Top-Flite operations.

Selling expenses decreased $21.2 million (13%) to $145.2 million in the first half of 2006 as compared to $166.4 million in the same period of 2005. As a percentage of sales, selling expenses decreased to 23% in the first half of 2006 from 27% in the first half of 2005. This decrease was primarily due to a $12.8 million decrease in advertising expenses as a result of the 2005 Restructuring Initiatives implemented during the second half of 2005. In addition, the Company realized savings of $5.4 million resulting from a decrease in tour related costs and $3.1 million resulting from the reduction of salaries and commissions, both associated with the 2005 Restructuring Initiatives. In addition, accrued employee incentive compensation decreased $2.2 million. These decreases were partially offset by a $1.3 million increase in employee share-based compensation expense, which had not been recorded during the first half of 2005.

General and administrative expenses decreased $2.0 million (5%) to $38.3 million in the first half of 2006 compared to $40.3 million in the same period of 2005. As a percentage of sales, general and administrative expenses remained consistent at 6% for the first half of 2006 and 2005. The dollar decrease was due to a $2.7 million decline attributable to a decrease in accrued employee incentive compensation as well as a $0.7 million decrease in depreciation as a result of assets that became fully depreciated during 2005. These decreases were partially offset by a $3.0 million increase in employee share-based compensation expense recorded during the period.

Research and development expenses decreased $0.3 million (2%) to $13.0 million in the first half of 2006 compared to $13.3 million in the comparable period of 2005. As a percentage of sales, research and development expenses remained consistent at 2% for the first half of 2006 and 2005. The dollar decrease was primarily due to a $0.3 million decrease in consulting fees as well as a $0.3 million decrease in employee costs. These decreases were partially offset by $0.2 million of employee share-based compensation expense recorded during the period.

Other expense decreased to $1.0 million in the first half of 2006 as compared to other expense of $3.0 million in the comparable period of 2005. This decrease in other expense is due to a $2.9 million improvement in net foreign currency fluctuation gains. This improvement was partially offset by an increase in interest expense of $0.8 million due to an increase in average outstanding borrowings under the Company’s line of credit during the first half of 2006 compared to the same period in the prior year.

The income tax provision reflects tax rates of 39% and 35% for the six months ended June 30, 2006 and 2005, respectively. This increase in tax provision as a percent of income before taxes for the six months ended June 30, 2006 was partially due to the impact of non-deductible share-based compensation expense recorded during the six months ended June 30, 2006. Additionally, during the first half of 2005 the Company recorded net favorable adjustments related to the reassessment and resolution of various tax exposures resulting in a lower tax rate in the prior year.

Net income for the six months ended June 30, 2006 improved 23% to $45.4 million from net income of $36.8 million in the comparable period of 2005. The diluted earnings per share improved to $0.65 per share in the first half of 2006 compared to earnings of $0.54 per share in the first half of 2005. Net income for the first half of 2006 was negatively impacted by after-tax charges of $3.3 million ($0.05 per share) related to employee share-based compensation expense and after tax charges of $2.1 million ($0.03 per share) related to the integration and restructuring of the Callaway Golf and Top-Flite operations in the first half of 2006. Net income for the first half of 2005 was negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amount of $4.4 million ($0.06 per share).

Financial Condition

Cash and cash equivalents decreased $1.4 million (3%) to $48.1 million at June 30, 2006, from $49.5 million at December 31, 2005. The decrease in cash primarily resulted from cash used in operating activities of $46.0 million as well as cash used in investing activities of $26.3 million offset by cash provided by financing activities of $69.5 million. Cash flows used in operating activities for the six months ended June 30, 2006, reflect net income of $45.4 million, adjusted for depreciation and amortization of $15.2 million, non-cash share-based compensation of $6.3 million, a $14.3 million increase in accounts payable and accrued expenses, a $15.3 decrease in inventory balance and a $12.4 million increase in income taxes payable. These cash inflows were partially offset by a $152.9 million increase in net accounts receivable and a $4.9 million decrease in accrued employee compensation and benefits. Cash flows used in investing activities primarily reflects capital expenditures of $20.5 million during the first half of 2006 as well as cash paid for certain assets acquired from Tour Golf Group in April 2006. Cash flows provided by financing activities are primarily attributable to an increase in net borrowings under the Company’s line of credit in the amount of $110.3 million as well as $6.5 million related to the issuance of Common Stock under employee benefit plans during the period. These financing cash inflows were partially offset by $42.9 million of cash paid for the acquisition of treasury stock and $4.9 million of dividends paid during the six months ended June 30, 2006. In addition to the dividends paid, the Company also declared dividends of $4.8 million during the quarter ended June 30, 2006.

As of June 30, 2006, the Company’s net accounts receivable increased $159.7 million to $257.8 million from $98.1 million at December 31, 2005. The increase in accounts receivable is the result of the general seasonality of the Company’s business. The Company’s net accounts receivable increased $19.5 million at June 30, 2006 as compared to the Company’s net accounts receivable at June 30, 2005. This increase is primarily attributable to the increase in sales during the six months ended June 30, 2006 compared to the same period of the prior year. The Company’s days sales outstanding (“DSO”) were 69 days at June 30, 2006, compared to 67 days at June 30, 2005.

The Company’s net inventory decreased $9.4 million to $232.2 million at June 30, 2006 from $241.6 million at December 31, 2005. The Company’s net inventory increased $38.9 million as of June 30, 2006 as compared to the Company’s net inventory as of June 30, 2005. This increase in inventory was anticipated and is consistent with the Company’s plans to have more inventory on-hand during 2006 to avoid the product supply issues it experienced in 2005. This increase is also due to the fact that the Company is carrying more product models in the 2006 product line. The Company expects inventory levels to remain higher than 2005 through most of 2006.

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

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability is effectively limited by the financial covenants contained therein. As of June 30, 2006, the maximum amount that could be borrowed under the Line of Credit was approximately $227.0 million, of which $110.3 million was outstanding.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 12.5 to 27.5 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters earnings before interest, income taxes, depreciation and amortization (EBITDA) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case, plus a margin of up to 25.0 basis points or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 62.5 to 150.0 basis points. The Company has agreed that repayment of amounts under the Line of Credit will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by substantially all of the assets of the Company and such guarantor subsidiaries. The collateral (other than 65% of the stock of the Company’s foreign subsidiaries) could be released upon the satisfaction of certain financial conditions.

The Line of Credit requires the Company to meet certain financial covenants, including a minimum tangible net worth covenant and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of June 30, 2006, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit were $1.7 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees totaled $1.2 million as of June 30, 2006.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash and contractual obligations as of June 30, 2006 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Line of credit	$110.3	$110.3	$—	$—	$—
Operating leases(1)	26.9	6.5	7.5	4.8	8.1
Unconditional purchase obligations(2)	107.7	42.7	58.1	3.6	3.3
Deferred compensation(3)	7.0	0.4	0.7	0.3	5.6

Total(4)	$251.9	$159.9	$66.3	$8.7	$17.0

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
(2)	During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, endorsement agreements with professional golfers and other endorsers and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than one year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(3)	The Company has an unfunded, non-qualified deferred compensation plans. The plans allow officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $8.3 million at June 30, 2006.
(4)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated, and therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. For further discussion, see Note 9 to the Company’s Consolidated Condensed Financial Statements—“Supply of Electricity and Energy Contracts.”

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three and six months ended June 30, 2006 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See below “Part II, Item 1—Legal Proceedings.”

Sufficiency of Liquidity

Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its credit facility, will be sufficient to finance current operating requirements, planned capital expenditures, contractual obligations and commercial commitments, for at least the next twelve months. There can be no assurance, however, that future industry specific or other developments, general economic trends or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements.

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $35 million for the year ended December 31, 2006.

Off-Balance-Sheet Arrangements

The Company does not currently have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

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

Share-based Compensation

Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company’s employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.

In accordance with SFAS 123R, the Company records compensation expense for Restricted Stock Awards and Restricted Stock Units based on the estimated fair value of the award on the date of grant. The estimated fair value is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the number of awards expected to vest. The number of awards expected to vest is based on the number of awards granted adjusted by estimated forfeiture rates. The total compensation cost is then recognized ratably over the vesting period. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.

During the period the Company granted Performance Units to certain employees under the Company’s 2004 Equity Incentive Plan. Performance Units are a form of share-based award in which the number of shares ultimately received depends on the Company’s performance against specified performance targets over a three year period ending on December 31, 2008. The estimated fair value of the Performance Units is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the expected number of shares to be granted. The compensation cost is then amortized straight-line over the performance period. The Company uses forecasted performance metrics to estimate the targeted number of Performance Units to be granted. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the forecasted metrics, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.

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

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to foreign currency exchange rate risks (see Note 11 to the Company’s Consolidated Condensed Financial Statements) that could impact the Company’s results of operations. The Company’s risk management strategy includes the use of derivative financial instruments, including forwards and purchase options, to hedge certain of these exposures. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company does not enter into any trading or speculative positions with regard to foreign currency related derivative instruments.

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

At June 30, 2006 and 2005, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $117.7 million and $78.8 million, respectively. At June 30, 2006 and 2005, there were no outstanding foreign exchange contracts designated as cash flow hedges.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2006 through its derivative financial instruments.

The estimated maximum one-day loss from the Company’s foreign currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $12.2 million at June 30, 2006. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $12.2 million at June 30, 2006 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its Line of Credit (see Note 6 to the Company’s Consolidated Condensed Financial Statements). Outstanding borrowings accrue interest at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters of EBITDA, at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, and in either case plus a margin of up to 25.0 basis points or (ii) the Eurodollar Rate (as such term is defined in the agreement governing the Line of Credit) plus a margin of 62.5 to 150.0 basis points.

As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the estimated potential cash flows impact would be approximately $0.7 million in additional interest expense if interest rates were to increase by 10% over a six month period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2006, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer determined that there was a material weakness in certain internal controls over work-in-process inventory at the Company’s golf ball manufacturing facility in Chicopee, Massachusetts and therefore that the Company’s disclosure controls and procedures were ineffective. Management did not identify any other matters in connection with its evaluation of disclosure controls and procedures that individually or in the aggregate would cause its disclosure controls and procedures to be ineffective.

In July, 2006, the Company conducted an annual physical count of its inventory located at its golf ball manufacturing facility. As a result of this physical count, the Company determined that the carrying value of its work-in-process inventory at this facility was overstated and the resulting adjustment was recorded in the financial statements for the period ended June 30, 2006. The Company’s investigation of this matter revealed that certain transactions within work-in-process inventory were not being appropriately recorded in the recently implemented enterprise software system. As a result, the Company has implemented corrective actions designed to remediate the ineffective internal controls as well as enhance the overall inventory control environment. These remediation efforts include modifications to the enterprise software system, additional training of plant personnel, and increased audit and monitoring of these transactions.

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In July, upon discovery of the inventory matter discussed above, the Company implemented and modified certain internal controls over work-in-process inventory at the Company’s golf ball manufacturing facility in Chicopee, Massachusetts.

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

In the fall of 1999, the Company adopted a unilateral sales policy called the New Product Introduction Policy (“NPIP”). The NPIP sets forth the basis on which the Company chooses to do business with its customers with respect to the introduction of new products. In Murray v. Callaway Golf Sales Company, Case No. 3:04CV274-H (United States District Court for the Western District of North Carolina), filed on May 14, 2004, plaintiff alleges that a retail golf business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products after the store violated the NPIP and by Callaway Golf’s failure to permit plaintiff to sell Callaway Golf products on the Internet. The plaintiff seeks compensatory and punitive damages associated with the failure of his retail operation. The parties are currently engaged in discovery and motion practice. The original trial date of December 2005 was vacated and a new trial date has not yet been set.

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

Certain Factors Affecting Callaway Golf Company

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2005, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2005 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2005, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $50.0 million over a three year period. In June 2006, the Company announced that the Board of Directors authorized a new $50.0 million stock repurchase program, which remains in effect until completed or otherwise terminated by the Board of Directors. The November 2005 combined with the June 2006 stock repurchase programs supersede all prior stock repurchase authorizations. During the second quarter of 2006, the Company repurchased approximately 1.8 million of its shares under the November 2005 authorization. The following schedule summarizes the status of the Company’s repurchase programs (in thousands, except per share data):

	Three Months Ended June 30,
	2006
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
April 1, 2006 – April 30, 2006	1,017	$15.77	1,017	$69,147
May 1, 2006 – May 31, 2006	740	$16.18	740	$57,148
June 1, 2006 – June 30, 2006	3	$13.37	3	$57,106

Total	1,760	$15.94	1,760	$57,106

As of June 30, 2006, the Company is authorized to repurchase up to $57.1 million of its Common Stock under the November 2005 and June 2006 repurchase programs. The Company’s repurchases of shares of Common Stock are recorded at cost in Common Stock held in treasury and result in a reduction of shareholders’ equity.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 6, 2006 the Company held its 2006 Annual Meeting of Shareholders. George Fellows, Samuel H. Armacost, Ronald S. Beard, John C. Cushman, III, Yotaro Kobayashi, Richard L. Rosenfield and Anthony S. Thornley were elected to the Board of Directors. In addition, the Company’s shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006, as well as approved the Amended and Restated 2001 Non-Employee Directors Stock Incentive Plan.

The voting results for the election of directors were as follows:

Name	Votes For	Votes Withheld
George Fellows	67,907,326	1,790,603
Samuel H. Armacost	66,280,078	3,417,851
Ronald S. Beard	66,664,771	3,033,158
John C. Cushman, III	67,392,076	2,305,853
Yotaro Kobayashi	67,804,435	1,893,494
Richard L. Rosenfield	65,053,249	4,644,680
Anthony S. Thornley	66,676,893	3,021,036

The voting results for the ratification to appoint Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 were as follows:

Votes For	Votes Against	Abstain
69,383,221	239,449	75,259

The voting results for the approval of the Amended and Restated 2001 Non-Employee Directors Stock Incentive Plan were as follows:

Votes For	Votes Against	Abstain
54,776,520	6,335,593	109,706

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

31.1	Certification of George Fellows pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Senior Executive Vice President and
Chief Financial Officer

Date: July 28, 2006

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