Form 10-Q
period 2006-09-30
CALLAWAY GOLF CO /CA
filed 2006-11-02
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of October 31, 2006 was 73,161,529.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future sales, gross margins, profitability cash flows and liquidity, as well as estimated unrecognized compensation expense, estimated integration and restructuring benefits, savings and charges, projected capital expenditures, and future contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties, including delays, difficulties, changed strategies, or unanticipated factors affecting the implementation of the Company’s gross margin or restructuring initiatives, the re-launch of the Top-Flite brand, the restoration of Top-Flite and Ben Hogan brands as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Passion For Excellence- Apex—Ben Hogan—BH—Big Bertha—Callaway—Callaway Collection- Callaway Golf—Callaway Golf Drysport- Callaway Golf X Series- Chev—Chevron Device—Complete—Demonstrably Superior and Pleasingly Different—Dual Force—ERC—Explosive Distance.Amazing Soft Feel—Flying Lady—Ft-i- FT-3—Ft-5 -FTX—Fusion—Game Series-Gems—Great Big Bertha—Heavenwood—Hogan—Hybrid 45—HX—HX Tour- I-Trax—Little Ben—Molitor—Number One Putter in Golf—Odyssey—ORG.14—Pencil—Rossie—S2H2—SRT—SenSert—Speed Slot-Steelhead—Strata—Stronomic—Sure-Out—T design—Tech Series—Top-Flite—Top Flite D2—Top-Flite XL—Tour Authentic—-Tour Deep—Trade In! Trade Up!—TriBall—Tru Bore—Tunite—VFT—War Bird—Warbird—White Hot—White Hot XG—White Steel—World’s Friendliest—X-18—X-20- X460—XL 3000—XL Extreme—X Hot- X-Series—X-Sole—X-SPANN—Xtra Traction Technology—X-Tour—XTT—Xtra Width Technology- XWT.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$52,501	$49,481
Accounts receivable, net	138,372	98,082
Inventories, net	241,683	241,577
Deferred taxes	36,138	30,064
Income taxes receivable	—	2,026
Other current assets	18,451	17,360

Total current assets	487,145	438,590
Property, plant and equipment, net	134,040	127,739
Intangible assets, net	145,162	146,123
Goodwill	30,107	29,068
Deferred taxes	3,766	6,516
Other assets	15,288	16,462

	$815,508	$764,498

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$102,279	$102,134
Accrued employee compensation and benefits	20,480	24,783
Accrued warranty expense	14,157	13,267
Bank line of credit	60,000	—
Income taxes payable	4,850	—
Capital leases, current portion	—	21

Total current liabilities	201,766	140,205
Long-term liabilities:
Deferred compensation	7,085	8,323
Energy derivative valuation account	19,922	19,922
Capital leases	16	—
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 85,119,497 shares and 84,950,694 shares issued at September 30, 2006 and December 31, 2005, respectively	851	850
Additional paid-in capital	393,680	393,676
Unearned compensation	(3,758)	(9,014)
Retained earnings	450,027	430,996
Accumulated other comprehensive income	8,753	3,377
Less: Grantor Stock Trust held at market value, 5,228,019 shares and 5,954,747 shares at September 30, 2006 and December 31, 2005, respectively	(68,539)	(82,414)
Less: Common Stock held in treasury, at cost, 11,957,968 shares and 8,500,811 shares at September 30, 2006 and December 31, 2005, respectively	(194,295)	(141,423)

Total shareholders’ equity	586,719	596,048

	$815,508	$764,498

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Net sales	$193,763	100%	$220,611	100%	$838,023	100%	$843,600	100%
Cost of sales	126,058	65%	133,713	61%	498,720	60%	477,363	57%

Gross profit	67,705	35%	86,898	39%	339,303	40%	366,237	43%
Operating expenses:
Selling expense	56,949	29%	69,744	32%	202,122	24%	236,129	28%
General and administrative expense	20,901	11%	19,531	9%	59,226	7%	59,855	7%
Research and development expense	6,788	4%	7,116	3%	19,786	2%	20,439	2%

Total operating expenses	84,638	44%	96,391	44%	281,134	34%	316,423	38%

Income (loss) from operations	(16,933)	(9)%	(9,493)	(4)%	58,169	7%	49,814	6%
Other income (expense), net	(1,058)		735		(2,029)		(2,252)

Income (loss) before income taxes	(17,991)	(9)%	(8,758)	(4)%	56,140	7%	47,562	6%
Provision (benefit) for income taxes	(6,075)		(3,954)		22,656		15,614

Net income (loss)	$(11,916)	(6)%	$(4,804)	(2)%	$33,484	4%	$31,948	4%

Earnings (loss) per common share:
Basic	$(0.18)		$(0.07)		$0.49		$0.47
Diluted	$(0.18)		$(0.07)		$0.49		$0.46
Weighted-average shares outstanding:
Basic	67,000		68,849		67,980		68,436
Diluted	67,000		68,849		68,777		69,028
Dividends declared per share	$0.07		$0.07		$0.21		$0.21

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$33,484	$31,948
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,961	30,942
Non-cash compensation	9,611	5,733
Loss on disposal of long-lived assets	1,047	1,109
Deferred taxes	(3,240)	(2,110)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(33,286)	(40,369)
Inventories, net	5,424	(34,030)
Income tax receivable and payable	6,686	38,554
Other assets	1,501	(1,762)
Accounts payable and accrued expenses	(11,452)	19,720
Accrued employee compensation and benefits	(4,494)	6,210
Accrued warranty expense	890	1,730
Other liabilities	(1,238)	(526)

Net cash provided by operating activities	28,894	57,149

Cash flows from investing activities:
Capital expenditures and other	(28,551)	(24,896)
Acquisitions, net of cash acquired	(5,911)	—
Proceeds from sale of capital assets, net of capital reinvestment	468	71

Net cash used in investing activities	(33,994)	(24,825)

Cash flows from financing activities:
Issuance of Common Stock	9,053	13,589
Dividends paid, net	(9,695)	(9,706)
Acquisition of Treasury Stock	(52,872)	(39)
Tax benefit from exercise of stock options	472	951
Proceeds from (payments on) line of credit, net	60,000	(13,000)
Payments on financing arrangements	(16)	(39)

Net cash provided by (used in) financing activities	6,942	(8,244)

Effect of exchange rate changes on cash and cash equivalents	1,178	(1,141)

Net increase in cash and cash equivalents	3,020	22,939
Cash and cash equivalents at beginning of period	49,481	31,657

Cash and cash equivalents at end of period	$52,501	$54,596

Non-cash financing activities:
Dividends payable	$4,758	$4,916
Issuance of restricted stock	$5,328	$117

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Grantor Stock Trust	Treasury Stock		Total
	Shares	Amount						Shares	Amount
Balance, December 31, 2005	84,951	$850	$393,676	$(9,014)	$430,996	$3,377	$(82,414)	(8,501)	$(141,423)	$596,048
Reclass due to adoption of SFAS 123R	—	—	(2,382)	2,382	—	—	—	—	—	—
Exercise of stock options	9	(1)	(1,022)	—	—	—	6,551	—	—	5,528
Tax benefit from exercise of stock options	—	—	472	—	—	—	—	—	—	472
Issuance of Restricted Common Stock	159	2	(2)	—	—	—	—	—	—	—
Compensatory stock and stock options	—	—	6,737	2,874	—	—	—	—	—	9,611
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(3,457)	(52,872)	(52,872)
Employee stock purchase plan	—	—	(533)	—	—	—	4,058	—	—	3,525
Cash dividends declared	—	—	—	—	(14,453)	—	—	—	—	(14,453)
Adjustment of Grantor Stock Trust shares to market value	—	—	(3,266)	—	—	—	3,266	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	5,376	—	—	—	5,376
Net income	—	—	—	—	33,484	—	—	—	—	33,484

Balance, September 30, 2006	85,119	$851	$393,680	$(3,758)	$450,027	$8,753	$(68,539)	(11,958)	$(194,295)	$586,719

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

2. Share-Based Employee Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology which used the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees or directors had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, periods prior to December 31, 2005 are not revised for comparative purposes and compensation expense for all share-based awards outstanding as of the effective date is calculated for pro-forma disclosure purposes based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and recognized over the remaining service period. The valuation provisions of SFAS 123R apply to new share-based awards granted subsequent to December 31, 2005.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Plans

As of September 30, 2006, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock/units, performance units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Plan are discretionary, although no participant may receive awards in any one year in excess of 1,000,000 shares. The 2001 Directors Plan permits the granting of stock options, restricted stock and restricted stock units. Directors receive an initial equity award grant not to exceed 20,000 shares upon their initial appointment to the Board and thereafter an annual grant not to exceed 10,000 shares upon being re-elected at each annual meeting of shareholders. The maximum number of shares issuable over the term of the 2004 Plan and 2001 Directors Plan is 8,000,000 shares and 500,000 shares, respectively.

Stock Options

All stock option grants made under the 2004 Plan and the 2001 Directors Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $1,397,000 and $4,987,000 of compensation expense relating to outstanding stock options during the three and nine months ended September 30, 2006. The Company was not required to record compensation expense during 2005 and as such, no compensation expense was recorded related to outstanding options during the three and nine months ended September 30, 2005.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected life of the options, the expected stock price volatility over the expected life of the options, and the expected dividend yield. Compensation expense for employee stock options also includes an estimate for forfeitures and is recognized ratably over the vesting term. The table below sets forth the forfeiture rate and fair value assumptions used to record compensation expense for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	2.0%	2.0%	2.0%	1.9%
Expected volatility	37.6%	43.4%	39.5%	43.5%
Risk free interest rate	4.5%	4.7%	4.7%	3.6%
Forfeiture rate	5.1%	N/A	5.2%	N/A
Expected life	3.0 years	3.6 years	3.2 years	3.7 years

The expected life of the options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant. The dividend yield is based upon a three-year historical average. Volatility is based on the historical volatility of the Company’s stock. The forfeiture rate is based on the Company’s historical forfeiture rates. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate, expected stock price volatility and the expected life of an option. The estimated fair value of an option does not necessarily represent the value that will ultimately be realized by the employee holding the option.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s stock option activities for the nine months ended September 30, 2006 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	10,294	$17.19
Granted	615	$14.91
Exercised	(424)	$13.03
Forfeited	(64)	$14.64
Expired	(990)	$21.44

Outstanding at September 30, 2006	9,431	$16.80	5.86	$1,338
Vested and expected to vest in the future at September 30, 2006	9,330	$16.83	5.83	$1,322
Exercisable at September 30, 2006	7,353	$17.45	5.15	$997

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2006 was $4.54 and $3.39 per share, respectively. The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2005 was $4.13 and $4.78 per share, respectively. The total intrinsic value for options exercised during the three and nine months ended September 30, 2006 was $45,000 and $1,273,000, respectively. The total intrinsic value for options exercised during the three and nine months ended September 30, 2005 was $1,369,000 and $1,807,000, respectively.

Cash received from option exercises relating to options issued under the 2004 Plan and the 2001 Directors Plan for the three and nine months ended September 30, 2006 was approximately $877,000 and $5,528,000, respectively, and $7,798,000 and $9,181,000, for the comparable periods in the prior year, respectively. The actual tax benefit realized (tax expense incurred) for the tax deductions from option exercises under the 2004 Plan and the 2001 Directors Plan totaled approximately $(9,000) and $472,000, respectively, for the three months and nine months ended September 30, 2006, respectively, and $682,000 and $951,000 during the comparable periods in 2005, respectively.

Restricted Stock, Restricted Stock Units and Performance Units

All Restricted Stock, Restricted Stock Units and Performance Units awarded under the 2004 Plan and the Directors Stock Plan are recorded at the Company’s closing stock price on the date of grant. Restricted Stock awards and Restricted Stock Units generally vest over a period of 3 to 5 years. Performance Units generally cliff-vest at the end of a three year performance period. Performance Units are a form of stock-based award in which the number of shares ultimately received depends on the Company’s performance against specified performance targets over a three year period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the target in a range between 50% and 150%. The final performance percentage payout is based upon performance metrics established by the Compensation and Management Succession Committee of the Company’s Board of Directors.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below summarizes the total number of Restricted Stock shares and shares underlying Restricted Stock Units and Performance Units granted to certain employee participants and directors during the three and nine months ended September 30, 2006 and 2005, as well as the compensation expense recorded for each type of award during the respective periods (in thousands).

	# of Shares Granted				Compensation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Restricted Stock Awards	12	160	166	160	$504	$169	$1,227	$383
Restricted Stock Units	—	—	52	—	$54	$—	$112	$—
Performance Units	12	—	154	—	$288	$—	$543	$—

In addition, the Company recorded $895,000 and $1,606,000 of compensation expense related to shares of Restricted Stock held by non-employees during the three months ended September 30, 2006 and 2005, respectively, and $2,289,000 and $5,350,000 during the nine months ended September 30, 2006 and 2005, respectively.

The table below summarizes the weighted average grant date fair value of Restricted Stock shares and shares underlying Restricted Stock Units and Performance Units granted during the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Restricted Stock Awards	$12.66	$14.93	$14.91	$14.93
Restricted Stock Units	$—	$—	$14.38	$—
Performance Units	$12.66	$—	$14.90	$—

The fair value of nonvested Restricted Stock awards, Restricted Stock Units and Performance Units (collectively “nonvested shares”) is determined based on the closing trading price of the Company’s Common Stock on the grant date. A summary of the Company’s nonvested share activity for the nine months ended September 30, 2006 is as follows (in thousands, except fair value amounts):

Restricted Stock, Restricted Stock Units and Performance Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,001	$11.36
Granted	372	$14.83
Vested	32	$14.35
Forfeited	13	$15.04

Nonvested at September 30, 2006	1,328	$12.22

At September 30, 2006, there was $9,773,000 of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans, of which $8,021,000 relates to Restricted Stock awards and Restricted Stock Units and $1,752,000 relates to Performance Units. That cost is expected to be recognized over a weighted-average period of 2.1 years. The amount of unrecognized compensation expense noted above does not necessarily represent the value that will

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ultimately be realized by the Company in its Statement of Operations. At December 31, 2005, unrecognized compensation expense related to nonvested shares of Restricted Stock awards, Restricted Stock Units and Performance Units granted to employees was recorded as unearned share-based compensation in shareholder’s equity. As of January 1, 2006, as part of the adoption of SFAS 123R, $2,382,000 of unrecognized compensation expense was reclassified as a component of additional paid-in capital.

Employee Stock Purchase Plan

On February 1, 2006, the Company amended and restated the Callaway Golf Company Employee Stock Purchase Plan (the “Plan”) to eliminate the look-back provision. Under the amended and restated Plan, participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s Common Stock at 85% of the closing price on the last day of each six month exercise period. During the nine months ended September 30, 2006 and 2005, approximately 303,000 and 369,000 shares, respectively, of the Company’s Common Stock were purchased under the Plan.

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the three and nine months ended September 30, 2006 for share-based compensation related to employees. Amounts are in thousands, except for per share data.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of sales	$118	$380
Operating expenses	2,270	6,940

Total cost of employee share-based compensation included in income, before income tax	2,388	7,320
Amount of income tax recognized in earnings	(807)	(2,434)

Amount charged against net income	$1,581	$4,886

Impact on net income per common share:
Basic	$(0.03)	$(0.07)
Diluted	$(0.03)	$(0.07)

There were no amounts relating to employee share-based compensation capitalized in inventory during the three and nine months ended September 30, 2006.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss), as reported	$(4,804)	$31,948
Add: Share-based employee compensation expense included in reported net income (loss), net of related tax effects	93	232
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,297)	(3,780)

Pro forma net income (loss)	$(6,008)	$28,400

Earnings (loss) per common share:
Basic—as reported	$(0.07)	$0.47
Basic—pro forma	$(0.09)	$0.41
Diluted—as reported	$(0.07)	$0.46
Diluted—pro forma	$(0.09)	$0.41

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

In connection with the 2005 Restructuring Initiatives, the Company committed to staff reductions that involved the elimination of approximately 500 positions worldwide, including full-time and part-time employees, temporary staffing and open positions. Most of the employee terminations were completed by December 31, 2005 and all such employee terminations are expected to be substantially completed by December 31, 2006. During the second half of 2005, the Company recorded charges to cost of sales, selling expense, general and administrative expense, and research and development expense in the aggregate amount of $8,324,000 in connection with the 2005 Restructuring Initiatives. The Company incurred charges of $1,601,000 during the nine months ended September 30, 2006 and may incur additional charges of approximately $2,100,000 related to the 2005 Restructuring Initiatives.

As of September 30, 2006, the Company has incurred in the aggregate approximately $69,000,000 of non-cash charges for acceleration of depreciation on certain golf ball manufacturing equipment and cash charges related to severance and facility consolidations in connection with the Company’s full integration of the Callaway Golf ball manufacturing with the Top-Flite golf ball manufacturing at the Chicopee, Massachusetts and Gloversville, New York locations. During the three and nine months ended September 30, 2006, the Company recorded $1,274,000 and $4,038,000, respectively, to pre-tax earnings.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Inventories

Inventories are summarized below (in thousands):

	September 30, 2006	December 31, 2005
Inventories, net:
Raw materials	$84,567	$84,188
Work-in-process	2,955	5,313
Finished goods	154,161	152,076

	$241,683	$241,577

5. Goodwill and Intangible Assets

The Company accounts for its goodwill and other non-amortizing intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company’s goodwill and certain intangible assets are not amortized throughout the period, but are subject to an annual impairment test. Patents and other intangible assets are recorded at cost at the time of acquisition and amortized using the straight-line method over their estimated useful lives, which range over periods between 1-18 years. During the three months ended September 30, 2006 and 2005, aggregate amortization expense was approximately $838,000 and $766,000, respectively. During the nine months ended September 30, 2006 and 2005, aggregate amortization expense was approximately $2,465,000 and $2,295,000, respectively. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	September 30, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	3-18	36,459	14,766	21,693	35,472	12,639	22,833
Other	1-9	2,852	1,177	1,675	2,335	839	1,496

Total intangible assets		$161,105	$15,943	$145,162	$159,601	$13,478	$146,123

Amortization expense related to intangible assets at September 30, 2006 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2006	$836
2007	3,341
2008	3,158
2009	2,978
2010	2,838
2011	2,587
Thereafter	7,630

$23,368

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in gross amortizing patents and other intangible assets during the nine months ended September 30, 2006 were due to $1,504,000 of patents and other amortizing intangibles recorded in connection with the acquisition of certain assets of the Tour Golf Group completed in April 2006 (see Note 14). Changes in goodwill during the nine months ended September 30, 2006 were due to favorable foreign currency fluctuations.

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

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability is effectively limited by the financial covenants contained therein. As of September 30, 2006, the maximum amount that could be borrowed under the Line of Credit was approximately $216,000,000, of which $60,000,000 was outstanding.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 12.5 to 27.5 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters earnings before interest, income taxes, depreciation and amortization (EBITDA) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, plus a margin up to 25.0 basis points or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 62.5 to 150.0 basis points. The Company has agreed that repayment of amounts under the Line of Credit will be guaranteed by certain of the Company’s domestic subsidiaries and will be secured by substantially all of the assets of the Company and such guarantor subsidiaries. The collateral (other than 65% of the stock of the Company’s foreign subsidiaries) could be released upon the satisfaction of certain financial conditions.

The Line of Credit requires the Company to meet certain financial covenants, including a minimum tangible net worth covenant and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of September 30, 2006, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit were $1,662,000 and are being amortized into interest expense over the term of the Line of Credit agreement. Unamortized origination fees totaled $1,112,000 as of September 30, 2006.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The following table provides a roll-forward of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$15,469	$13,232	$13,267	$12,043
Provision	2,219	3,284	9,953	9,278
Claims paid/costs incurred	(3,531)	(2,743)	(9,063)	(7,548)

Ending balance	$14,157	$13,773	$14,157	$13,773

8. Earnings Per Share

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2006 and 2005 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	67,000	68,849	67,980	68,436
Dilutive securities	—	—	797	592

Weighted-average shares outstanding—Diluted	67,000	68,849	68,777	69,028

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. Thus, weighted-average shares outstanding—Diluted is the same as weighted average shares outstanding—Basic in periods in which a loss is reported. For the three months ended September 30, 2006 and 2005, options outstanding totaling 8,643,000 and 7,442,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive. For the nine months ended September 30, 2006 and 2005, options outstanding totaling 6,571,000 and 8,320,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

9. Commitments and Contingencies

Tax Matters

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company accrues an amount for its estimate of probable additional tax liability that it could incur as a result of the ultimate resolution of disagreements with the various taxing authorities. The Company believes that the tax contingency accrual is adequate to cover any such additional tax liability. The tax contingency accrual is recorded as a component of the Company’s net income taxes payable/receivable balance, which the Company reviews and updates over time as more definitive information becomes available from taxing authorities, completion of tax audits or upon occurrence of other events. During the three and nine months ended September 30, 2006, the Company recorded net favorable adjustments to reduce its reserves for uncertain tax positions and related provision for income taxes of $50,000 and $800,000, respectively. These adjustments primarily related to the reassessment of several significant uncertain income tax audit issues based on resolution with tax authorities in connection with global transfer pricing matters. During the three and nine months ended September 30, 2005 the Company recorded net favorable adjustments of approximately $1,100,000 and $2,900,000, respectively, related to previously estimated tax liabilities as a result of its assessment and resolution of various tax exposures during 2005.

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

In the fall of 1999, the Company adopted a unilateral sales policy called the New Product Introduction Policy (“NPIP”). The NPIP sets forth the basis on which the Company chooses to do business with its customers with respect to the introduction of new products. In Murray v. Callaway Golf Sales Company, Case No. 3:04CV274-H (United States District Court for the Western District of North Carolina), filed on May 14, 2004, plaintiff alleged that a retail golf business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products after the store violated the NPIP and by Callaway Golf’s failure to permit plaintiff to sell Callaway Golf products on the Internet. The plaintiff sought compensatory and punitive damages associated with the failure of his retail operation. On September 28, 2006, the District Court granted the Company’s motion for summary judgment, dismissing the case. The plaintiff is not appealing the Court’s decision. The matter is concluded.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement.

Specifically, Callaway Golf asserts that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint and in petitions for reexamination filed with the United States Patent and Trademark Office (“PTO”), Acushnet asserts that the patents at issue are invalid. Although the PTO agreed the petitions for reexamination raised certain substantial new questions of patentability, the PTO has not yet addressed the validity of any specific patent claims. Nor has the issue of validity yet been addressed by the District Court. On October 18, 2006, the District Court orally denied Acushnet’s motion to stay the trial date, clearing the way for a trial of the matter commencing on December 3, 2007.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company believes the Enron Contract has been terminated, and as of September 30, 2006, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unconditional Purchase Obligations

During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of September 30, 2006, the Company has entered into many of these contractual agreements with terms ranging from one to seven years. The minimum obligation that the Company is required to pay under these agreements is $102,539,000 over the next seven years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of September 30, 2006 are as follows (in thousands):

2006	$41,922
2007	27,584
2008	20,455
2009	6,923
2010	2,530
2011	2,494
Thereafter	631

$102,539

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three and nine months ended September 30, 2006 was not material to the Company’s financial position, results of operations or cash flows.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employment Contracts

The Company has entered into employment contracts with each of the Company’s officers as well as certain other employees. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by the Company for convenience or by the officer for good reason. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide for certain protections in the event of such a change in control. These protections include the payment of certain severance benefits, including salary continuation, upon the termination of employment following a change in control.

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

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales
Golf clubs	$151,063	$170,227	$670,490	$663,424
Golf balls	42,700	50,384	167,533	180,176

	$193,763	$220,611	$838,023	$843,600

Income before provision for income taxes
Golf clubs(1)(3)	$6,570	$8,685	$101,931	$82,429
Golf balls(2)(4)	(8,717)	(7,700)	(1,781)	43
Reconciling items(5)	(15,844)	(9,743)	(44,010)	(34,910)

	$(17,991)	$(8,758)	$56,140	$47,562

Additions to long-lived assets
Golf clubs	$5,714	$2,878	$16,628	$12,614
Golf balls	2,817	3,797	12,366	13,107

	$8,531	$6,675	$28,994	$25,721

(1)	The Company’s income before provision for income taxes for golf clubs includes the recognition of certain integration, restructuring and gross profit initiative charges in the amounts of $893,000 and $1,968,000 for the three and nine months ended September 30, 2006, respectively, and integration and restructuring charges of $3,295,000 and $4,665,000 for the three and nine months ended September 30, 2005, respectively.
(2)

The Company’s income before provision for income taxes for golf balls includes the recognition of certain integration, restructuring and gross profit initiative charges in the amounts of $1,771,000 and $4,019,000 for

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the three and nine months ended September 30, 2006, respectively, and integration and restructuring charges of $3,747,000 and $8,115,000 for the three and nine months ended September 30, 2005, respectively.

(3)	The Company’s income before provision for income taxes for golf clubs includes the recognition of employee share-based compensation expense of $1,661,000 and $169,000 for the three months ended September 30, 2006 and 2005, respectively, and $5,258,000 and $383,000 for the nine months ended
September 30, 2006 and 2005, respectively. The Company was not required to record compensation expense for stock options during 2005. See Note 2.
(4)	The Company’s income before provision for income taxes for golf balls includes share-based compensation charges of $727,000 and $2,063,000 for the three and nine months ended September 30, 2006, respectively. No share-based compensation was recorded in the golf ball segment’s income before taxes during the three and nine months ended September 30, 2005.
(5)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. Reconciling items include $1,435,000 and $2,344,000 of unallocated integration and restructuring charges between the golf ball and golf club segments for the three and nine months ended September 30, 2005, respectively. There were no unallocated integration and restructuring charges for the comparable periods in 2006.

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

At September 30, 2006 and 2005, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $38,669,000 and $70,154,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. At September 30, 2006, the fair values of foreign currency-related derivatives were recorded as current assets of $204,000 and current liabilities of $215,000. The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus generally offset these gains and losses. During the three months ended September 30, 2006 and 2005, the Company recorded a net gain of $832,000 and a net loss of $363,000, respectively, due to net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting. During the nine months ended September 30, 2006 and 2005, the Company recorded a net loss of $2,352,000 and a net gain of $3,212,000, respectively, due to realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do no qualify for hedge accounting. As of September 30, 2006 and 2005, there were no foreign exchange contracts designated as cash flow hedges.

12. Comprehensive Income

Comprehensive income is defined as all changes in net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$(11,916)	$(4,804)	$33,484	$31,948
Other comprehensive income:
Foreign currency translation	(115)	(222)	5,376	(4,818)
Net unrealized gain (loss) on cash flow hedges, net of tax	—	(919)	—	(1,980)

Comprehensive income	$12,031	$(5,945)	$38,860	$25,150

13. Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, “Guidance re: the Use of a Cumulative Effect Adjustment to Correct Immaterial Misstatements” (“SAB 108”). Registrants are required to apply the provisions of SAB 108 no later than the annual financial statements for their first fiscal year ending after November 15, 2006. The application of SAB 108 is not expected to have a material impact on the company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its consolidated financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing pronouncements. As of September 30, 2006, the Company has evaluated the impact of SFAS 154 and the adoption of this Statement has not had a significant impact on its consolidated statement of income or financial condition. The Company will apply SFAS 154 in future periods, when applicable.

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

14. Tour Golf Group Asset Acquisition

On April 25, 2006, the Company acquired certain assets of Tour Golf Group, Inc. (“TGG”). Over the last four years TGG has sourced, marketed and sold golf shoes bearing Callaway Golf’s trademarks through licensing agreements. In early 2006, TGG informed the Company that it was having financial difficulty. The Company acquired the TGG assets to ensure the continued flow of product and the fulfillment of orders.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The acquisition of certain assets from TGG was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets is $7,704,000, which includes cash paid of approximately $1,196,000, transaction costs of approximately $224,000, assumed inventory payables of approximately $5,413,000 and forgiveness of amounts owed by TGG to the Company of approximately $871,000. The estimated fair value of the assets acquired exceeded the estimated aggregate acquisition costs and as such, the Company reduced the carrying value of the acquired long-term assets on a pro rata basis. The allocation of the aggregate purchase price is as follows (in thousands):

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

Overview

As discussed in more detail below, the Company experienced a 12% decline in net sales during the third quarter of 2006 as compared to the third quarter of 2005. This decline is primarily the result of the timing of new product introductions in the first nine months of 2006 as compared to the same period in 2005. In the first nine months of 2006, all of the Company’s new products were released during the first and second quarters and there were no new products released during the third quarter. In contrast, in the third quarter of 2005, the Company launched four new products and had the benefit of the initial sell-in sales for those products during the quarter. This timing difference adversely affected third quarter 2006 sales by approximately $30 million.

The Company incurred a net loss of $0.18 per share in the third quarter of 2006 as compared to a net loss of $0.07 per share in the third quarter of 2005. This decline in third quarter earnings was primarily due to the decrease in sales as well as a decline in gross margins compared to the third quarter of 2005. The Company’s earnings in the third quarter of 2006 were also adversely affected by after-tax charges of $0.03 per share for employee equity-based compensation associated with FAS 123R, $0.01 per share associated with the Top-Flite integration and $0.01 per share for the restructuring initiatives announced in September 2005 (the “2005 Restructuring Initiatives”). The Company’s earnings in the third quarter of 2005 were adversely affected by after-tax charges of $0.02 for the Top-Flite integration and $0.06 related to the 2005 Restructuring Initiatives.

The Company’s core brands remained strong during the nine months ended September 30, 2006. In the first nine months of 2006, net sales of the Company’s core brands, Callaway Golf and Odyssey, increased 7% as compared to the first nine months of 2005. This follows a double digit growth in sales of these brands in 2005. These gains were offset by a 36% decline in sales of Top-Flite and Ben Hogan products during the first nine months of 2006. As previously announced, the Company is implementing initiatives to restore the Top-Flite and Ben Hogan brands, including a re-launch of the Top-Flite brand in 2007. The Company believes that restoring these brands will have a positive impact on the Company’s future net sales.

In addition to improving sales, the Company is also committed to improving profitability. In September 2005, the Company announced a two-staged approach to reducing expenses and improving profitability. The first stage targeted operating expenses. Over the past twelve months, the Company has implemented various initiatives to improve operating expenses and as a result of those initiatives has realized approximately $44 million in operating expense savings, net of savings that were reinvested in the Company’s business. A portion of these savings are expected to be reinvested in the Company’s business during 2007. The Company is currently in the process of implementing the second stage of these cost reduction initiatives. The second stage will target gross margin improvement and the Company expects that these gross margin initiatives will significantly improve the Company’s gross margins by $50 to $60 million in 2007 and beyond (the “Gross Margin Initiatives”).

Results of Operations

Three-Month Periods Ended September 30, 2006 and 2005

Net sales decreased $26.8 million (12%) to $193.8 million from $220.6 million for the three months ended September 30, 2006 as compared to $220.6 million for the comparable period in the prior year. The overall decrease in net sales is primarily due to the earlier timing of new product introductions in 2006 compared to 2005. During 2006, the Company’s new products were introduced during the first and second quarters and there were no new products introduced during the third quarter. During the third quarter of 2005, however, the

Company introduced a new multi-material driver and fairway woods as well as a Japan specific titanium driver and the HX Tour 56 golf balls. In addition, sales in the third quarter of 2006 were adversely affected by the June 2006 free-product-offer (a free fairway wood or hybrid club with the purchase of a driver) which was more successful than originally anticipated. This program resulted in higher woods market share but adversely affected wholesale reorders during the third quarter. The Company also believes net sales were negatively impacted by lower in-store traffic at key golf retailers during the third quarter of 2006 compared to the same period in the prior year. This decline is consistent with recent national retail trends.

Net sales information by product category is summarized as follows (in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2006	2005	Dollars	Percent
Net sales:
Woods	$43.7	$62.9	$(19.2)	(31)%
Irons	53.9	60.3	(6.4)	(11)%
Putters	23.0	22.4	0.6	3%
Golf balls	42.7	50.4	(7.7)	(15)%
Accessories and other	30.5	24.6	5.9	24%

	$193.8	$220.6	$(26.8)	(12)%

The $19.2 million (31%) decrease in net sales of woods for the three months ended September 30, 2006 is primarily attributable to a decline in units sold as well as lower average selling prices in the third quarter of 2006 compared to the same period in the prior year. The decrease in units sold is primarily due to the timing of new product introductions in 2006 compared to 2005. As discussed above, there were no new product introductions in the third quarter of 2006 as compared to three new woods product introductions in the third quarter of 2005. The decrease in average selling prices is primarily attributable to a reduction in average selling prices of some of the Company’s older driver and fairway wood products combined with an unfavorable shift in product mix as a result of decreased sales of the Company’s higher-priced multi-material driver product that was launched during the third quarter of 2005. Additionally, woods sales during the three months ended September 30, 2006, were adversely affected by the June 2006 free-product-offer (a free fairway wood or hybrid club with the purchase of a driver), which had an unfavorable impact on wholesale reorders during the third quarter.

The $6.4 million (11%) decrease in net sales of irons for the three months ended September 30, 2006 resulted primarily from a decline in units sold as well as a decrease in average selling prices compared to the same period in the prior year. The decrease in units sold is primarily attributable to the Company offering fewer new irons models in the 2006 product line compared to the 2005 product line, as well as a decline in sales of the Company’s older iron products, which were in their second and third years of their product lifecycles. The decrease in average selling prices is primarily due to a higher mix of lower priced irons products during the third quarter of 2006.

The $0.6 million (3%) increase in net sales of putters to $23.0 million for the three months ended September 30, 2006 resulted primarily from an increase in units sold. This increase in putter units sold is primarily attributable to the introduction of the Odyssey White Hot XG and the Odyssey White Steel SRT 2-ball putters. This increase was partially offset by decreased sales of the Company’s older Odyssey White Steel and White Hot putter models, which were in the second and third years of their product lifecycles, respectively.

The $7.7 million (15%) decrease in net sales of golf balls to $42.7 million for the three months ended September 30, 2006 resulted from a decline in sales of Callaway Golf and Top-Flite golf balls. The decline in sales of Callaway Golf brand golf balls is primarily attributable to last year’s sell-in of the HX Tour 56 golf balls during the third quarter compared to no new product introductions during the third quarter of 2006. The decline in sales of Top-Flite golf balls is primarily attributable to an unfavorable shift in product mix as a result of increased unit sales of lower priced Top-Flite golf balls (including range balls) combined with the reduction in selling prices of certain products related to initiatives to clear Top-Flite golf ball inventory in preparation of the 2007 re-launch of the Top-Flite brand.

The $5.9 million (24%) increase in sales of accessories and other products to $30.5 million is primarily attributable to an increase in sales of Callaway Golf bags and other accessories. These increases were slightly offset by a decrease in sales of Top-Flite golf bags and other accessories.

Net sales information by region is summarized as follows (in millions, except percentages):

	Three Months Ended September 30,		Growth/(Decline)
	2006	2005	Dollars	Percent
Net sales:
United States	$103.2	$119.1	$(15.9)	(13)%
Europe	29.2	36.4	(7.2)	(20)%
Japan	23.2	25.7	(2.5)	(10)%
Rest of Asia	18.3	18.9	(0.6)	(3)%
Other foreign countries	19.9	20.5	(0.6)	(3)%

	$193.8	$220.6	$(26.8)	(12)%

Net sales in the United States decreased $15.9 million (13%) to $103.2 million during the third quarter of 2006 compared to the same period in the prior year. The Company’s sales in regions outside the United States decreased $10.9 million (11%) to $90.6 million during the third quarter of 2006 compared to the same quarter in 2005. This decrease in international sales is primarily attributable to a $7.2 million decrease in sales in Europe as a result of a general decline in the golf equipment market in that region largely as a result of unfavorable weather conditions as well as a decline in Top-Flite and Ben Hogan sales. Japan and the rest of Asia decreased by $3.1 million in the third quarter of 2006 primarily due to the timing of new product introductions as compared to the third quarter of 2005. The Company’s sales were positively affected by the impact of changes in foreign currency rates in regions outside the United States during the third quarter of 2006 when compared to the third quarter of 2005.

For the third quarter of 2006, gross profit decreased $19.2 million to $67.7 million from $86.9 million in the third quarter of 2005. Gross profit as a percentage of net sales decreased to 35% in the third quarter of 2006 from 39% in the comparable period of 2005. This decrease is primarily attributable to (i) decreased sales volumes of higher margin premium driver and irons products which were introduced in the prior year, (ii) higher costs associated with manufacturing certain of the Company’s new club products that incorporate more complex designs, (iii) a decline in average selling prices of Top-Flite golf balls due to price reductions related to the Company’s initiatives to clear Top-Flite golf ball inventory in preparation for the re-launch of that brand in 2007, and (iv) an increase in golf ball material costs and golf club labor costs associated with the Company’s custom club operations. Furthermore, gross profit for the third quarter of 2006 was negatively affected by charges of $1.2 million and $0.1 million related to the integration of the Top-Flite operations and employee share-based compensation expense, respectively, recorded during the quarter. In the third quarter of 2005, gross profit was negatively affected by charges of $2.1 million and $1.3 million related to the 2005 Restructuring Initiatives and the integration of the Top-Flite operations, respectively. The Company has recently announced that it is in the process of implementing certain initiatives designed to improve gross margins in 2007 and beyond.

Selling expenses decreased $12.8 million (18%) to $56.9 million in the third quarter of 2006 compared to $69.7 million in the same period of 2005. As a percentage of sales, selling expenses decreased to 29% in the third quarter of 2006 from 32% in the third quarter of 2005. This decrease was primarily due to a $5.6 million reduction in tour, advertising and other promotional expenses as a result of the 2005 Restructuring Initiatives.

The Company also realized savings of $5.1 million in employee costs associated with the 2005 Restructuring Initiatives, partially offset by a $0.2 million increase in share-based employee compensation expense.

General and administrative expenses increased $1.4 million (7%) to $20.9 million in the third quarter of 2006 compared to $19.5 million in the same period of 2005. As a percentage of sales, general and administrative expenses increased to 11% in the third quarter of 2006 from 9% in the third quarter of 2005. This increase was primarily due to a $4.1 million increase in employee costs primarily due to a $1.8 million increase in share-based compensation expense recorded during the quarter as well as increases of $1.2 million and $0.6 million in employee relocation and severance expenses, respectively. In addition, employee incentive compensation expense increased by $1.1 million during the current quarter as a result of the reversal of accruals during the same time period in 2005. Partially offsetting these increases in employee costs are savings of $0.8 million in salaries, wages and health insurance expenses as a result of the 2005 Restructuring Initiatives. The Company also realized savings of $0.8 million in connection with a reduction in professional fees and corporate legal expenses during the current quarter.

Research and development expenses decreased $0.3 million (5%) to $6.8 million in the third quarter of 2006 compared to $7.1 million in the comparable period of 2005. As a percentage of sales, research and development expenses increased to 4% in the third quarter of 2006 from 3% in the third quarter of 2005. The dollar decrease was primarily due to a decrease in consulting expenses during the third quarter of 2006.

Other income declined by $1.8 million in the third quarter of 2006 to net expense of $1.1 million as compared to net income of $0.7 million in the comparable period of 2005. The decrease in other income is primarily attributable to $0.9 million of net foreign currency fluctuation losses as well as an increase in interest expense of $0.8 million due to an increase in average outstanding borrowings under the Company’s line of credit during the third quarter of 2006 compared to the same period in the prior year.

The income tax benefit reflects quarterly effective tax rates of 34% and 45% for the quarters ended September 30, 2006 and 2005, respectively. This decrease in the tax benefit as a percentage of income before taxes is primarily attributable to the reversal of $1.1 million of previously estimated tax liabilities related to the reassessment and resolution of various tax exposures during the quarter ended September 30, 2005 compared to net favorable adjustments of approximately $0.1 million recorded during the quarter ended September 30, 2006.

Net loss for the three months ended September 30, 2006 increased to $11.9 million from a net loss of $4.8 million in the comparable period of 2005. The loss per share increased to a loss of $0.18 per share in the third quarter of 2006 compared to a loss of $0.07 per share in the third quarter of 2005. The net loss for the third quarter of 2006 was negatively impacted by after-tax charges of $1.6 million ($0.03 per share) related to employee share-based compensation expense recorded during the period. Additionally, net income in the third quarter of 2006 was negatively impacted by after-tax charges of $1.5 million ($0.02 per share) related to the integration and restructuring of the Callaway Golf and Top-Flite operations as well as $0.2 million of charges in connection with the Company’s initiatives to improve gross margins. Net income for the third quarter of 2005 was negatively impacted by after-tax charges related to the integration and restructuring of the Callaway Golf and Top-Flite operations in the amount of $5.3 million ($0.08 per share).

Nine-Month Periods Ended September 30, 2006 and 2005

Net sales decreased $5.6 million (1%) to $838.0 million for the nine months ended September 30, 2006 as compared to $843.6 million for the comparable period in the prior year. The overall decrease in net sales was due to a 36% decrease in sales of the Top-Flite and Ben Hogan branded products. These decreases were largely offset by a 7% increase in sales of the Callaway Golf and Odyssey branded products. The Company is in the process of implementing several initiatives designed to restore its Top-Flite and Ben Hogan brands, including a formal re-launch of the Top-Flite brand in 2007.

Net sales information by product category is summarized as follows (in millions, except percentages):

	Nine Months Ended September 30,		Growth/(Decline)
	2006	2005	Dollars	Percent
Net sales:
Woods	$227.2	$197.9	$29.3	15%
Irons	249.7	279.9	(30.2)	(11)%
Putters	85.1	88.2	(3.1)	(4)%
Golf balls	167.5	180.2	(12.7)	(7)%
Accessories and other	108.5	97.4	11.1	11%

	$838.0	$843.6	$(5.6)	(1)%

The $29.3 million (15%) increase in net sales of woods to $227.2 million for the nine months ended September 30, 2006 is primarily attributable to an increase in units sold as well as higher average selling prices during the nine months ended September 30, 2006 compared to the same period in the prior year. The increase in units sold is primarily due to the launch of steel fairway woods and multi-material hybrid clubs during 2006 as well as continued favorable consumer acceptance of the Company’s multi-material driver and fairway woods that were launched during the second half of 2005. Offsetting these increases in units sold are decreases in sales of the Company’s older steel driver and fairway woods and steel hybrid clubs that are in their second and third years of their product lifecycles. The increase in average selling prices is primarily attributable to a more favorable mix of higher priced multi-material woods products partially offset by a reduction in average selling price of the Company’s older Ben Hogan and Callaway Golf brand driver and fairway woods products.

The $30.2 million (11%) decrease in net sales of irons to $249.7 million for the nine months ended September 30, 2006 resulted primarily from lower units sold as well as a decrease in average selling prices compared to the same period in the prior year. The decrease in units sold is primarily attributable to the Company offering fewer new irons models in 2006 compared to the same period in the prior year as well as a decline in sales of the Company’s older irons products which were in the second and third years of their product lifecycles. The decrease in average selling prices is primarily due to a higher mix of lower priced irons products during the nine months ended September 30, 2006.

The $3.1 million (4%) decrease in net sales of putters to $85.1 million for the nine months ended September 30, 2006 resulted primarily from the supply issues experienced by the Company earlier in 2006 on the SRT line of putters combined with a reduction in units sold of the Company’s older Odyssey White Steel and White Hot putter lines (which were in the second and third years of their product lifecycles, respectively). This decrease was partially offset by the current year introduction of the Odyssey White Hot XG and XG 2-ball, Odyssey White Steel SRT 2-ball and 3-ball and Dual Force 2 putter models. The decrease in net putter sales was further impacted by a decrease in the average selling prices primarily as a result of a higher mix of lower priced putter products during the nine months ended September 30, 2006.

The $12.7 million (7%) decrease in net sales of golf balls to $167.5 million for the nine months ended September 30, 2006 resulted from a decrease in Top-Flite golf ball sales, partially offset by an increase in sales of Callaway Golf brand golf balls. The decrease in Top-Flite golf ball sales is primarily attributable to a decline in average selling prices resulting from an unfavorable shift in product mix to lower priced golf ball products (including range balls), as well as a reduction in selling prices of certain products related to initiatives to clear Top-Flite golf ball inventory in preparation of the 2007 re-launch of the Top-Flite brand. The increase in the Callaway Golf brand golf ball sales is primarily due to the introduction of the Callaway Golf new HX Tour model in the second quarter of 2006 combined with higher sales of the HX Tour 56, which was launched during the third quarter of 2005.

The $11.1 million (11%) increase in sales of accessories and other products to $108.5 million is primarily attributable to an increase in sales of Callaway Golf golf bags as well as an increase in licensing revenue and revenue from the Company’s Trade In! Trade Up! pre-owned golf club program. These increases were offset by a decrease in sales of Callaway Golf, Top-Flite and Ben Hogan accessories and other products.

Net sales information by region is summarized as follows (in millions, except percentages):

	Nine Months Ended September 30,		Growth/(Decline)
	2006	2005	Dollars	Percent
Net sales:
United States	$470.8	$485.6	$(14.8)	(3)%
Europe	133.6	144.1	(10.5)	(7)%
Japan	83.4	80.9	2.5	3%
Rest of Asia	60.8	52.6	8.2	16%
Other foreign countries	89.4	80.4	9.0	11%

	$838.0	$843.6	$(5.6)	(1)%

Net sales in the United States decreased $14.8 million (3%) to $470.8 million during the first nine months of 2006 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $9.2 million (3%) to $367.2 million during the first nine months of 2006 compared to the same period in 2005. This increase in international sales is primarily attributable to a $10.7 million increase in Japan and the rest of Asia as well as an increase of $9.0 million in sales in other foreign countries due to favorable consumer acceptance of the Company’s new products launched in those regions late in 2005 and the beginning of 2006. Offsetting these increases is a decrease of $10.5 million in Europe, as a result of a general decline in the golf equipment market due to unfavorable weather conditions in that region and the World Cup soccer event, which reduced traffic in golf stores, as well as a decline in Top-Flite and Ben Hogan sales. The Company’s net sales were negatively affected during the first nine months of 2006 compared to the same period in the prior year by changes in foreign currency rates, primarily in Japan, Europe and Australia, partially offset by favorable changes in Korea and Canada.

For the nine months ended September 30, 2006, gross profit decreased $26.9 million to $339.3 million from $366.2 million in the comparable period of 2005. Gross profit as a percentage of net sales decreased to 40% in the first nine months of 2006 from 43% in the comparable period of 2005. This decrease is primarily attributable to (i) price reductions on older club and golf ball products (ii) decreased sales volumes of higher margin premium irons products which were in the second year of their product life cycles, (iii) higher costs associated with manufacturing certain of the Company’s new club products that incorporate more complex designs, and (iv) an increase in freight charges, golf ball material costs and utility costs. Additionally, total gross profit for the first nine months of 2006 was negatively affected by charges of $3.4 million and $0.2 million related to the integration and restructuring of the Top-Flite operations, respectively, as well as $0.3 million in employee share-based compensation expense recorded during the period. In the same period of 2005, gross profit was negatively affected by charges of $5.6 million and $2.1 million, respectively, related to the integration of the Top-Flite operations and the 2005 Restructuring Initiatives.

Selling expenses decreased $34.0 million (14%) to $202.1 million for the nine months ended September 30, 2006 as compared to $236.1 million in the same period of 2005, and were 24% and 28% of net sales, respectively. This decrease was primarily due to decreases of $19.7 million in net advertising, tour and other promotional expenses and $9.2 million in employee costs all associated with the 2005 Restructuring Initiatives implemented during the second half of 2005. In addition, accrued employee incentive compensation decreased by $1.0 million and share-based compensation expense for non-employees decreased by $3.1 million, offset by an increase of $1.5 million in share-based compensation for employees.

General and administrative expenses decreased $0.7 million (1%) to $59.2 million for the nine months ended September 30, 2006 compared to $59.9 million in the same period of 2005. As a percentage of sales, general and administrative expenses remained consistent at 7% for the first nine months of 2006 and 2005. The dollar decrease was due primarily to a $1.5 million decline in bad debt expense during 2006, a decrease of $1.0 million in professional fees and a $0.8 million decrease in depreciation expense as a result of assets that became fully depreciated during 2005. These decreases were partially offset by a $6.5 million increase in employee costs primarily due to share-based compensation expense and employee relocation expenses recorded during the period, partially offset by savings realized by the Company of $2.5 million in connection with the 2005 Restructuring Initiatives as well as a decrease in accrued employee incentive compensation.

Research and development expenses decreased $0.6 million (3%) to $19.8 million for the nine months ended September 30, 2006 compared to $20.4 million in the comparable period of 2005. As a percentage of sales, research and development expenses remained consistent at 2% for the first nine months of 2006 and 2005. The dollar decrease was primarily due to a $0.8 million decrease in consulting fees.

Other expense improved to $2.0 million for the nine months ended September 30, 2006 as compared to other expense of $2.3 million in the comparable period of 2005. This decrease in other expense is due to a $2.0 million improvement in net foreign currency fluctuation gains, partially offset by an increase in interest expense of $1.6 million due to an increase in average outstanding borrowings under the Company’s line of credit during the first nine months of 2006 compared to the same period in the prior year.

The income tax provision reflects effective tax rates of 40% and 33% for the nine months ended September 30, 2006 and 2005, respectively. This increase in tax provision as a percentage of income before taxes for the nine months ended September 30, 2006 was primarily due to net favorable adjustments of $2.9 million related to the reassessment and resolution of various tax exposures during the nine months ended September 30, 2005 compared to net favorable adjustments of $0.8 million during the nine months ended September 30, 2006.

Net income for the nine months ended September 30, 2006 improved 5% to $33.5 million from net income of $31.9 million in the comparable period of 2005. The diluted earnings per share improved to $0.49 per share in the first nine months of 2006 compared to earnings of $0.46 per share in the first nine months of 2005. Net income for the first nine months of 2006 was negatively impacted by after-tax charges of $4.9 million ($0.07 per share) related to employee share-based compensation expense, after tax charges of $3.6 million ($0.05 per share) related to the integration and restructuring of the Callaway Golf and Top-Flite operations during the first nine months of 2006 as well as $0.2 million of charges in connection with the Company’s initiatives to improve gross margins. Net income for the first nine months of 2005 was negatively impacted by after-tax charges related to the integration of the Callaway Golf and Top-Flite operations in the amount of $9.7 million ($0.14 per share).

Financial Condition

Cash and cash equivalents increased $3.0 million (6%) to $52.5 million at September 30, 2006, from $49.5 million at December 31, 2005. This increase in cash primarily resulted from cash provided by operating activities of $28.9 million as well as cash provided by financing activities of $6.9 million offset by cash used in investing activities of $34.0 million. Cash flows provided by operating activities for the nine months ended September 30, 2006, reflect net income of $33.5 million, adjusted for depreciation and amortization of $24.0 million, non-cash share-based compensation of $9.6 million, a $5.4 decrease in inventory and a $6.7 million increase in income taxes payable. These cash inflows were partially offset by a $33.3 million increase in net accounts receivable, a $11.5 million decrease in accounts payable and accrued expenses and a $4.5 million decrease in accrued employee compensation and benefits. Cash flows used in investing activities primarily reflects capital expenditures of $28.6 million during the first nine months of 2006 as well as $5.9 million in cash paid for certain assets acquired from Tour Golf Group in April 2006. Cash flows provided by financing activities are primarily attributable to an increase in net borrowings under the Company’s line of credit in the amount of $60.0 million as well as $9.1 million related to the issuance of Common Stock under employee benefit plans during the period. These financing cash inflows were partially offset by $52.9 million of cash paid for the acquisition of stock under the November

2005 and June 2006 repurchase programs and $9.7 million of dividends paid during the nine months ended September 30, 2006. In addition to the dividends paid, the Company also declared dividends of $4.8 million during the quarter ended September 30, 2006.

As of September 30, 2006, the Company’s net accounts receivable increased $40.3 million to $138.4 million from $98.1 million at December 31, 2005. The increase in accounts receivable is primarily the result of the general seasonality of the Company’s business. The Company’s net accounts receivable decreased $3.2 million at September 30, 2006 as compared to the Company’s net accounts receivable at September 30, 2005. This decrease is primarily attributable to the decrease in sales during the quarter ended September 30, 2006 compared to the same period of the prior year. The Company’s days sales outstanding (“DSO”) were 66 days at September 30, 2006, compared to 59 days at September 30, 2005. This increase in DSO is primarily due to an increase in past-due balances of certain larger customers, which the Company has subsequently collected.

The Company’s net inventory remained relatively flat at $241.7 million at September 30, 2006 compared to $241.6 million at December 31, 2005. The Company’s net inventory increased $30.5 million as of September 30, 2006 as compared to the Company’s net inventory as of September 30, 2005. This year over year variance has decreased from last quarter’s year over year variance of $39.0 million. The increase in inventory as of September 30, 2006 compared to the prior year was anticipated and is consistent with the Company’s plans to have more inventory on-hand during 2006 to avoid the product supply issues it experienced in 2005. This increase is also due to the fact that the Company is carrying more product models in its 2006 product line. The Company expects its inventory levels to increase during the fourth quarter of 2006 to prepare for the 2007 golf season.

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

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability is effectively limited by the financial covenants contained therein. As of September 30, 2006, the maximum amount that could be borrowed under the Line of Credit was approximately $216.0 million, of which $60.0 million was outstanding.

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

The Line of Credit requires the Company to meet certain financial covenants, including a minimum tangible net worth covenant and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of September 30, 2006, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit were $1.7 million and are being amortized into interest expense over the term of the Line of Credit agreement. Unamortized origination fees totaled $1.1 million as of September 30, 2006.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash and contractual obligations as of September 30, 2006 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Line of credit	$60.0	$60.0	$—	$—	$—
Operating leases(1)	22.5	5.1	6.2	4.0	7.2
Unconditional purchase obligations(2)	102.5	41.9	55.0	5.0	0.6
Deferred compensation(3)	6.9	0.4	0.8	0.3	5.4
Investment commitments(4)	13.6	13.6	—	—	—

Total(5)	$205.5	$121.0	$62.0	$9.3	$13.2

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
(2)	During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, endorsement agreements with professional golfers and other endorsers and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than one year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(3)	The Company has an unfunded, non-qualified deferred compensation plan. The deferred compensation plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $8.4 million at September 30, 2006.
(4)	The Company committed to certain investment obligations including a $9.6 million minority interest investment in a golf related venture, which was subsequently paid in October 2006, as well as a $4 million investment related to the Company’s Gross Margin Initiatives, which will be funded over the next year.
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

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three and nine months ended September 30, 2006 was not material to the Company’s financial position, results of operations or cash flows.

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

Share-based Compensation

Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company’s employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease future estimated compensation expense or income tax expense, which could be material to its results of operations.

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

During 2006, the Company granted Performance Units to certain employees under the Company’s 2004 Equity Incentive Plan. Performance Units are a form of share-based award in which the number of shares ultimately received depends on the Company’s performance against specified performance targets over a three year period ending on December 31, 2008. The estimated fair value of the Performance Units is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the expected number of shares to be granted. The compensation cost is then amortized straight-line over the performance period. The Company uses forecasted performance metrics to estimate the targeted number of Performance Units to be granted. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the forecasted metrics, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.

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

At September 30, 2006 and 2005, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $38.7 million and $70.2 million, respectively. At September 30, 2006 and 2005, there were no outstanding foreign exchange contracts designated as cash flow hedges.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2006 through its derivative financial instruments.

The estimated maximum one-day loss from the Company’s foreign currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $4.1 million at September 30, 2006. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $4.1 million at September 30, 2006 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its Line of Credit (see Note 6 to the Company’s Consolidated Condensed Financial Statements). Outstanding borrowings accrue interest at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters of EBITDA, at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, plus a margin of up to 25.0 basis points or (ii) the Eurodollar Rate (as such term is defined in the agreement governing the Line of Credit) plus a margin of 62.5 to 150.0 basis points.

As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the estimated potential cash flows impact would be approximately $0.4 million in additional interest expense if interest rates were to increase by 10% over a nine month period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2006, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

In July 2006, the Company conducted an annual physical count of its inventory located at its golf ball manufacturing facility in Chicopee, Massachusetts. As a result of this physical count, the Company determined that the carrying value of its work-in-process inventory at this facility was overstated and the resulting adjustment was recorded in the financial statements for the period ended June 30, 2006. As such, the Company determined that there was a material weakness in certain internal controls over work-in-process inventory at the Company’s golf ball manufacturing facility and that the Company’s disclosure controls and procedures were thus ineffective as of June 30, 2006.

During the quarter ended September 30, 2006, the Company implemented corrective actions designed to remediate the ineffective internal controls as well as enhance the overall inventory control environment. These remediation efforts included modifications to the enterprise software system, additional training of plant personnel, and increased audit and monitoring of the internal controls over work-in-process inventory at the Company’s golf ball manufacturing facility. The Company carried out an evaluation of the effectiveness of these newly implemented controls and concluded that the material weakness has been remediated and that all newly implemented controls are effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2006, upon discovery of the inventory matter discussed above, the Company implemented and modified certain internal controls over work-in-process inventory at the Company’s golf ball manufacturing facility in Chicopee, Massachusetts as described in the paragraph immediately above. During the quarter ended September 30, 2006, other than the changes described in the paragraph immediately above, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the fall of 1999, the Company adopted a unilateral sales policy called the New Product Introduction Policy (“NPIP”). The NPIP sets forth the basis on which the Company chooses to do business with its customers with respect to the introduction of new products. In Murray v. Callaway Golf Sales Company, Case No. 3:04CV274-H (United States District Court for the Western District of North Carolina), filed on May 14, 2004, plaintiff alleged that a retail golf business was damaged by the alleged refusal of Callaway Golf Sales Company to sell certain products after the store violated the NPIP and by Callaway Golf’s failure to permit plaintiff to sell Callaway Golf products on the Internet. The plaintiff sought compensatory and punitive damages associated with the failure of his retail operation. On September 28, 2006, the District Court granted the Company’s motion for summary judgment, dismissing the case. The plaintiff is not appealing the Court’s decision. The matter is concluded.

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserts that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint and in petitions for reexamination filed with the United States Patent and Trademark Office (“PTO”), Acushnet asserts that the patents at issue are invalid. Although the PTO agreed the petitions for reexamination raised certain substantial new questions of patentability, the PTO has not yet addressed the validity of any specific patent claims. Nor has the issue of validity yet been addressed by the District Court. On October 18, 2006, the District Court orally denied Acushnet’s motion to stay the trial date, clearing the way for a trial of the matter commencing on December 3, 2007.

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

In November 2005, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $50.0 million over a three year period. In June 2006, the Company announced that the Board of Directors authorized a new $50.0 million stock repurchase program, which remains in effect until completed or otherwise terminated by the Board of Directors. The November 2005 combined with the June 2006 stock repurchase programs supersede all prior stock repurchase authorizations. During the third quarter of 2006, the Company repurchased approximately 0.2 million of its shares in order to complete the November 2005 authorization and approximately 0.6 million shares under the June 2006 authorization. The following schedule summarizes the status of the Company’s repurchase programs (in thousands, except per share data):

	Three Months Ended September 30,
	2006
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
July 1, 2006 – July 31, 2006	129	$12.61	129	$55,475
August 1, 2006 – August 31, 2006	645	$12.91	645	$47,127
September 1, 2006 – September 30, 2006	—	$—	—	$47,127

Total	774	$12.86	774	$47,127

As of September 30, 2006, the Company is authorized to repurchase up to $47.1 million of its Common Stock under the June 2006 repurchase program and completed repurchases under the November 2005 repurchase program. The Company’s repurchases of shares of Common Stock are recorded at cost in Common Stock held in treasury and result in a reduction of shareholders’ equity.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

10.58	Callaway Golf Company Officer Employment Agreement, entered into as of July 20, 2006, by and between Callaway Golf Company and Thomas Yang, incorporated herein by this reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 26, 2006 (file no. 1-10962).

10.59	Callaway Golf Company Officer Employment Agreement, entered into effective as of August 1, 2006, by and between Callaway Golf Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 7, 2006 (file no. 1-10962).

31.1	Certification of George Fellows pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Senior Executive Vice President and
Chief Financial Officer

Date: November 2, 2006

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