Form 10-K
period 2006-12-31
CALLAWAY GOLF CO /CA
filed 2007-03-01
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

As of June 30, 2006, the aggregate market value of the Registrant’s Common Stock held by nonaffiliates of the Registrant was $885,519,545 based on the closing sales price of the Registrant’s Common Stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers, shares held in treasury, and shares held by the Company’s grantor stock trust without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.

As of January 31, 2007, the number of shares of the Registrant’s Common Stock outstanding was 73,148,814, and there were no shares of the Registrant’s Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2007 Annual Meeting of Shareholders, which is scheduled to be held on June 5, 2007. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2006.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future gross margins, profitability, cash flows and liquidity, as well as estimated unrecognized compensation expense, benefits from the restoration of the Top-Flite and Ben Hogan brands, including a re-launch of the Top-Flite brand, gross margin initiative savings, projected capital expenditures, and future contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties, including delays, difficulties, changed strategies, or unanticipated factors affecting the implementation of the gross margin initiatives, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in this report, as well as the Company’s other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Passion For Excellence- Apex—Ben Hogan—BH—Big Bertha—Callaway—Callaway Collection- Callaway Golf—Callaway Golf Drysport- Callaway Golf X Series- Chev—Chevron Device—Complete—Demonstrably Superior and Pleasingly Different—Dual Force—ERC—Explosive Distance.Amazing Soft Feel—Flying Lady—Ft-i- FT-3—FT-5 -FTX—Fusion—Game Series-Gems—Great Big Bertha—Heavenwood—Hogan—Hybrid 45—HX—HX Tour- I-Trax—Little Ben—Marksman—Molitor—Number One Putter in Golf—Odyssey—ORG.14—Pencil—Rossie—S2H2—SRT—SenSert—Speed Slot-Steelhead—Strata—Stronomic—Sure-Out—T design—Tech Series—Top-Flite—Top Flite D2—Top-Flite XL—Tour Authentic—-Tour Deep—Trade In! Trade Up!—TriBall—Tru Bore—Tunite—VFT—War Bird—Warbird—White Hot—White Hot XG—White Steel—World’s Friendliest—X-18—X-20- X460—XL 3000—XL Extreme—X Hot- X-Series—X-Sole—X-SPANN—Xtra Traction Technology—X-Tour—XTT—Xtra Width Technology- XWT.

CALLAWAY GOLF COMPANY

PART I

Item 1. Business

Callaway Golf Company (the “Company” or “Callaway Golf”) was incorporated in California in 1982 and reincorporated in Delaware on July 1, 1999. In 1997, the Company acquired substantially all of the assets of Odyssey Sports, Inc., which manufactured and marketed the Odyssey brand of putters and wedges. In 1998, the Company began a reorganization of its international operations by acquiring the distribution rights in certain key international markets. As a result, during 1998 through 2001, the Company acquired distribution rights and substantially all of the assets from its distributors in Japan, France, Belgium, Norway, Denmark, Germany, Japan, Ireland, Spain, Canada, Korea and Australia. In 2000, the Company entered the golf ball business with the release of its first golf ball product. In 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of the TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.), which included golf ball manufacturing facilities, the Top-Flite and Ben Hogan brands, and all golf-related patents and trademarks (the “Top-Flite Acquisition”). Beginning in 2001, the Company and its participating retailers partnered with FrogTrader, Inc. to develop the Trade In! Trade Up! program. In 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader (which subsequently changed its name to Callaway Golf Interactive, Inc.). The Company acquired FrogTrader to stimulate purchases of new clubs by growing its Trade In! Trade Up! program and to enable the Company to better manage the distribution of pre-owned golf clubs and the Callaway Golf brand. The Company currently has the following wholly-owned operating subsidiaries: Callaway Golf Sales Company, The Top-Flite Golf Company, Callaway Golf Interactive, Inc., Callaway Golf Europe Ltd., Callaway Golf K.K., Callaway Golf Korea Ltd., Callaway Golf Canada Ltd., Callaway Golf South Pacific PTY Ltd., and Callaway Golf (Shanghai) Trading Company, Ltd.

The Company, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls. The Company also sells golf accessories such as golf bags, golf gloves, golf headwear, golf footwear, golf towels and golf umbrellas. The Company generally sells its products to golf retailers (including pro shops at golf courses as well as off-course retailers), sporting goods retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third party distributors. The Company also sells pre-owned golf products through its website, www.callawaygolfpreowned.com. In addition, in November of 2006, the Company launched an online store, where consumers can place an order for Callaway Golf and Odyssey products through its website Shop.CallawayGolf.com and have the order fulfilled by a local participating retailer, or in limited circumstances, by the Company. The Company’s products are sold in the United States and in over 100 countries around the world. The Company’s products are designed for the enjoyment of both amateur and professional golfers. Golfers generally purchase the Company’s products on the basis of performance, ease of use and appearance. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on products such as golf apparel, watches, travel gear and eyewear. The Company’s business is seasonal and as a result approximately two-thirds of its sales occur during the first half of its fiscal year (see below “Certain Factors Affecting Callaway Golf Company” contained in Item 1A).

Financial Information about Segments and Geographic Areas

Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 16 to the Company’s Consolidated Financial Statements for the years ended December 31, 2006, 2005, and 2004 (“Consolidated Financial Statements”), which note is incorporated herein by this reference and is included as part of Item 8. “Financial Statements and Supplementary Data.”

Products

The Company designs, manufactures and sells high quality golf clubs and golf balls and also sells golf footwear and accessories. The Company designs its products to be technologically-advanced and in this regard invests a considerable amount in research and development each year. The Company’s products are designed for golfers of all skill levels, both amateur and professional.

The following table sets forth the contribution to net sales attributable to the principal product groups for the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	(In millions)
Drivers and fairway woods	$266.5	26%	$241.3	24%	$238.6	25%
Irons	288.0	28%	316.5	32%	259.1	28%
Putters	102.7	10%	109.3	11%	100.5	11%
Golf balls	214.8	21%	214.7	22%	231.3	25%
Accessories and other	145.9	15%	116.3	12%	105.1	11%

Net sales	$1,017.9	100%	$998.1	100%	$934.6	100%

For a discussion regarding the changes in net sales for each product group from 2006 to 2005 and from 2005 to 2004, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.

The Company’s current principal products by product group are described below:

Drivers and Fairway Woods. This product category includes sales of the Company’s drivers, fairway woods and hybrid products, which are sold under the Callaway Golf, Ben Hogan and Top-Flite brands. These products are generally made of metal (either titanium or steel) or a combination of metal and a composite material. The Company’s products compete at all price levels in the drivers and fairway woods category. In general, composite/metal drivers, fairway woods and hybrids sell at higher price points than titanium drivers and fairway woods, and titanium products sell at higher price points than steel products. The Company’s drivers, fairway woods and hybrid products are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current drivers, fairway woods and hybrid products conform to the current rules of the United States Golf Association (the “USGA”) or the Royal and Ancient Golf Club of St. Andrews (the “R&A”), as applicable to the markets in which the products are intended to be sold.

Irons. This product category includes sales of the Company’s irons and wedges, which are sold under the Callaway Golf, Ben Hogan and Top-Flite brands. The Company’s irons are generally made of metal (either titanium or steel) or a combination of metal and a composite material. The Company’s products compete at all price levels in the irons category. In general, the Company’s composite/metal irons and titanium irons sell at higher price points than its steel irons. The Company’s irons are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current iron products conform to the current rules of the USGA and the R&A.

Putters. This product category includes sales of the Company’s putters, which are sold under the Odyssey, Callaway Golf, Ben Hogan and Top-Flite brands. The Company’s products compete at all price levels in the putters category. The Company’s putters are available in a variety of styles, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current putter products conform to the current rules of the USGA and the R&A.

Golf Balls. This product category includes sales of the Company’s golf balls, which are sold under the Callaway Golf, Ben Hogan and Top-Flite brands. The Company’s golf balls are generally either a 2-piece golf ball (consisting of a core and cover) or a multi-layer golf ball (consisting of two or more components in addition to the cover). The Company’s golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate non-traditional designs, including the Company’s proprietary HEX Aerodynamics (i.e., a series of hexagons and pentagons separated by tubular ridges and dimple-in-dimple technology). The Company’s products compete at all price levels in the golf ball category. In general, the Company’s multi-layer golf balls sell at higher price points than its 2-piece golf balls. All of the Company’s current golf ball products conform to the current rules of the USGA and the R&A.

Accessories and Other. This product category includes sales of golf bags, golf gloves, golf headwear, golf footwear, golf towels, golf umbrellas and other golf accessories, as well as sales of pre-owned products through Callaway Golf Interactive, Inc., which was acquired in May 2004. Additionally, this product category includes royalties from licensing of the Company’s trademarks and service marks on products such as golf apparel, watches, travel gear and eyewear.

Product Design and Development

Product design at the Company is a result of the integrated efforts of its brand management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created a work environment in which new ideas are valued and explored. In 2006, 2005 and 2004, the Company invested $26.8 million, $27.0 million and $30.6 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new golf club and golf ball products.

The Company has the ability to create and modify product designs by using computer aided design (“CAD”) software, computer aided manufacturing (“CAM”) software and computer numerical control milling equipment. CAD software enables designers to develop computer models of new product designs. CAM software is then used by engineers to translate the digital output from CAD computer models so that physical prototypes can be produced. Further, the Company utilizes a variety of testing equipment and computer software, including a golf robot, launch monitors, a proprietary virtual test center, a proprietary performance analysis system, an indoor test range and other destructive and non-destructive methods to develop and test its products. Through the use of this technology, the Company has been able to accelerate and make more efficient the design, development and testing of new golf clubs and golf balls.

For certain risks associated with product design and development, see below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Manufacturing

Golf Clubs

The Company’s drivers, fairway woods, hybrids, irons, wedges and putters are assembled primarily at the Company’s facilities in Carlsbad, California. A smaller portion of these products are assembled outside of the United States. The Company’s products are assembled using components obtained from suppliers both within the United States and internationally. Although significant progress has been made at automating certain facets of the manufacturing process during the last few years, the overall golf club assembly process remains labor intensive, and requires extensive global supply chain coordination.

Golf Balls

Prior to the Top-Flite Acquisition in September 2003, Callaway Golf manufactured golf balls in its Carlsbad, California facility and Top-Flite manufactured golf balls primarily in its Chicopee, Massachusetts and Gloversville, New York facilities. Following the Top-Flite Acquisition, the Company began consolidating all golf ball manufacturing operations. The consolidation allowed the Company to eliminate positions and eliminate redundant infrastructure and overhead while improving functionality. As a result of the consolidation, all of the Company’s golf ball products through December 2006 were manufactured at the Chicopee and Gloversville facilities. In October 2006, the Company entered into a supply agreement to have a limited portion of its golf ball products manufactured overseas in 2007. See Note 3 to the Consolidated Financial Statements. Overall, the golf ball manufacturing process is much more automated than the golf club assembly process, although a significant amount of labor is still used in the golf ball manufacturing process.

For certain risks associated with golf club and golf ball manufacturing, see below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Sales and Marketing

Sales in the United States

Approximately 56% of the Company’s net sales were derived from sales within the United States in both 2006 and 2005 and 58% in 2004. The Company primarily sells to both on- and off-course golf retailers and sporting goods retailers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. The Company also sells to mass merchants, primarily with regard to its Top-Flite branded products. On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 3% of the Company’s revenues in 2006, and 4% in both 2005 and 2004. On a segment basis, the golf ball customer base is much more concentrated than the golf club customer base. In 2006, the top five golf ball customers accounted for approximately 21% of the total golf ball sales in the United States. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

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

In addition, other dedicated sales representatives provide service to corporate customers who want their corporate logo imprinted on the Company’s golf balls, putters or golf bags. The Company imprints the logos on the majority of its products, thereby retaining control over the quality of the process and final product. The Company also pays a commission to certain on- and off-course professionals and retailers with whom it has a relationship for corporate sales that originate through such professionals and retailers.

The Company also has a separate team of manufacturing and club fitting specialists who focus on the Company’s custom club sales. Custom club sales are generated primarily from the utilization of the Company’s club fitting programs such as performance centers as well as other specialists, iron and wood fitting carts, and a vehicle with club building capacity. In addition, during 2006, the Company launched the Callaway Golf OptiFit Driver System, a custom fitting system that enables golfers to experiment at participating on-course and off-course retail stores with an extensive variety of clubhead and shaft combinations in order to find the driver that fits their personal specifications. The OptiFit Driver System equips retailers and pros with a compact, hi-tech fitting tool that can quickly identify the precise clubhead and shaft combination for each golfer’s individual swing, thereby dramatically improving the process in which consumers select a new driver. Club fittings are performed by golf professionals who are specifically trained to fit golfers of all abilities into custom-fitted clubs. The Company believes that offering golfers the opportunity to increase performance with custom club specifications increases sales and promotes brand loyalty.

The Company maintains various sales programs including a Preferred Retailer Program. The Preferred Retailer Program offers longer payment terms during the initial sell in period, as well as potential rebates and discounts, for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training.

Sales Outside of the United States

Approximately 44% of the Company’s net sales were derived from sales for distribution outside of the United States in both 2006 and 2005 and 42% in 2004. The Company does business (either directly or through its subsidiaries and distributors) in more than 100 countries around the world. The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will continue to be an important element in the future growth and success of the Company.

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

Conducting business outside of the United States subjects the Company to increased risks inherent in international business. See below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Sales of Pre-Owned and Outlet Golf Clubs

The Company sells certified pre-owned Callaway Golf products through its websites, www.callawaygolfpreowned.com and www.callawaygolfoutlet.com. The Company generally acquires the pre-owned products through the Company’s Trade In! Trade Up! program. The website for this program is www.tradeintradeup.com. The Trade In! Trade Up! program gives golfers the opportunity to trade in their used Callaway Golf clubs and certain competitor golf clubs at authorized Callaway Golf retailers or through the Callaway Golf Pre-Owned website for credit toward the purchase of new or pre-owned Callaway Golf equipment.

On-Line Store

In November of 2006, the Company announced Shop.CallawayGolf.com, an alliance between Callaway Golf and its network of authorized U.S. retailers that provides a new level of service, security and convenience to online consumers. This online shopping experience links consumers and golf retailers by permitting the consumer to place an order through Callaway Golf’s website and have it fulfilled by a local participating retailer, or in limited circumstances by the Company. This new website is also accessible via the Company’s main website, www.CallawayGolf.com. The website offers the full line of official Callaway Golf and Odyssey products, including drivers, fairway woods, hybrids, irons, golf balls, footwear, eyewear, apparel and accessories.

Advertising and Promotion

Within the United States, the Company has focused its advertising efforts mainly on a combination of printed advertisements in national magazines, such as Golf Magazine, Golf World and Golf Digest, and television commercials, primarily on The Golf Channel and on network television during golf telecasts, as well as web-based advertising. Advertising of the Company’s products outside of the United States is generally handled by the Company’s subsidiaries and is consistent with U.S. strategies.

In addition, the Company establishes relationships with professional golfers and celebrities from other industries in order to promote the Company’s products. The Company has entered into endorsement arrangements with members of the various professional golf tours to promote the Company’s golf club and golf ball products. For certain risks associated with such endorsements, see below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

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

The golf ball business is also highly competitive. There are a number of well-established and well-financed competitors, including Acushnet (Titleist and Pinnacle), Sumitomo Rubber Industries (Dunlop and Srixon), Bridgestone (Bridgestone and Precept), Nike, TaylorMade (MaxFli) and others. These competitors have established market share in the golf ball business, with Acushnet having a market share of over 50% of the golf ball business in the United States. The Company’s golf ball products have been well received by both professional and amateur golfers alike. The Company’s golf ball products continue to receive a significant degree of usage on the major professional golf tours and maintained the number two position on the PGA tour in 2006. In addition, the Company’s golf ball products remained number two in U.S. dollar market share in 2006.

For both golf clubs and golf balls, the Company generally competes on the basis of technology, quality, performance, customer service and price. In order to gauge the effectiveness of the Company’s response to such factors, its management receives and evaluates Company-generated market research for U.S. and foreign markets, as well as periodic public and customized market research for U.S. markets from Golf Datatech. For risks relating to competition, see below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Environmental Matters

The Company’s operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants (“Environmental Laws”). In the ordinary course of its manufacturing processes, the Company uses paints, chemical solvents and other materials, and generates waste by-products, that are subject to these Environmental Laws. In addition, in connection with the Top-Flite Acquisition, the Company assumed certain monitoring and remediation obligations at the Top-Flite facility in Chicopee, Massachusetts.

The Company adheres to all applicable Environmental Laws and takes action as necessary to comply with these laws. The Company maintains an environmental and safety program and employs two full-time environmental engineers at its Carlsbad, California facility and a director of environmental, health and safety matters at its Chicopee, Massachusetts facility to manage the program. The environmental and safety program includes obtaining environmental permits as required, capturing and appropriately disposing of any waste by-products, tracking hazardous waste generation and disposal, air emissions, safety situations, material safety data sheet management, storm water management and recycling, and auditing and reporting on its compliance.

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

Intellectual Property

The Company is the owner of approximately 2,500 U.S. and foreign trademark registrations and over 2,000 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation.

In the United States, the Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. See below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Licensing

The Company from time to time, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel, watches, travel gear and eyewear. The Company has a current licensing arrangement with Ashworth, Inc. for a complete line of Callaway Golf men’s and women’s apparel for distribution in the United States, Canada, Europe, Australia, New Zealand and South Africa. The Company also has a current licensing arrangement with Sanei International Co., Ltd. (“Sanei”) for a complete line of Callaway Golf men’s and women’s apparel for distribution in Japan, Korea, China and other Asian Pacific countries.

In addition to apparel, the Company has also licensed its trademarks to, among others, (i) Fossil, Inc. for a line of Callaway Golf watches and clocks, (ii) TRG Accessories, LLC for a collection primarily consisting of travel gear, (iii) Global Wireless Entertainment, Inc. for the creation of golf-related software and applications for wireless handheld devices and platforms and (iv) MicroVision Optical, Inc. for eyewear. Prior to April, 2006, the Company had a licensing arrangement with Tour Golf Group, Inc. (“TGG”) for a line of Callaway Golf footwear. In April 2006, the licensing arrangement was terminated and the Company acquired certain assets of TGG. The Company now designs and sells the Callaway Golf footwear line.

Employees

During 2005, in connection with the 2005 Restructuring Initiatives, the Company announced the elimination of approximately 500 positions worldwide, including full-time and part-time employees, temporary employees and open positions. Most of these positions were eliminated prior to December 31, 2005 and the remainder of the planned eliminations was completed during 2006. As of December 31, 2006, the Company and its subsidiaries had approximately 3,000 full-time employees. In addition, the Company employs part-time employees and temporary employees as the business requires.

Historically, Callaway Golf employees have not been represented by unions. The Top-Flite manufacturing employees in Chicopee, Massachusetts, however, are unionized. Shortly after the Top-Flite Acquisition was consummated the Company negotiated a new collective bargaining agreement with the union in Chicopee which is not scheduled to expire until September 30, 2008. In addition, in connection with the Top-Flite Acquisition, certain of the Company’s production employees in Canada and Australia are also unionized. The Company considers its employee relations to be good.

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

The Company’s products may not achieve or maintain market acceptance.

The Company’s ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including a golf club’s and golf ball’s look and “feel,” and the level of acceptance that a golf club and ball has among professional and recreational golfers. The subjective preferences of purchasers of golf clubs and golf balls are difficult to predict and may be subject to rapid and unanticipated changes. In addition, the Company’s products have tended to incorporate significant innovations in design and manufacture, which have often, but not always, resulted in higher prices for the Company’s products relative to other products in the marketplace. However, in the future, the Company may not be successful in designing and manufacturing golf clubs, golf balls or other products that achieve or maintain market acceptance or consumers may be unwilling to pay premium prices for golf equipment. As a result, the Company may be unable to grow sales or maintain historical levels of sales due to insufficient demand for the Company’s products.

If the Company is unable to successfully introduce new products, its sales and profits would be adversely affected.

The Company believes that its future success depends, in part, on its ability to introduce new, innovative golf clubs and golf balls. A substantial portion of the Company’s revenues is generated by products that are less than two years old. This strategy poses significant risks. For example, in the golf industry, new models and basic design changes in golf equipment are frequently rejected by consumers. In addition, prior successful designs have been rendered obsolete within a relatively short period of time as new products are introduced into the marketplace. Further, any new products that retail at a lower price than prior products may negatively impact the Company’s sales unless unit sales increase. The rapid introduction of new golf club or golf ball products by the Company has resulted in closeouts of existing inventories at both the wholesale and retail levels. Such closeouts have resulted in reduced margins on the sale of older products, as well as reduced sales of new products, given the availability of older products at lower prices.

The Company’s products generally have relatively short product life cycles and the Company’s operating results may fluctuate based on the mix of products sold.

The Company’s newly introduced golf club products generally, but not always, have a product life cycle of two years or less. These products generally sell significantly better in the first year after introduction as compared to the second year. In some markets, such as Japan, the decline in sales occurs sooner in the product cycle and is more significant. The Company’s fusion woods generally sell at higher price points than its titanium metal woods, and its titanium metal woods generally sell at higher price points than its steel metal woods. Historically, the Company’s woods products generally have achieved better gross margins than its other products. However, price compression in the woods market has made this differential less, and at times gross margins on woods may be less than other products. The Company’s sales and gross margins for a particular period may be negatively or positively affected by the mix of new products sold in such period.

A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect the Company’s sales.

The Company generates substantially all of its sales from the sale of golf related products, including golf clubs, golf balls and golf accessories. The demand for golf products, generally, and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. If golf participation or the number of rounds of golf played decreases, sales of the Company’s products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline.

In addition, the demand for golf products is also directly related to the popularity of magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. The Company depends on the exposure of its products through advertising and the media or at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events or any significant reduction in the popularity of golf magazines or golf channels, could reduce the visibility of the Company’s brand and could adversely affect the Company’s sales.

The Company may have limited opportunities for future growth in sales of golf clubs and golf balls.

In order for the Company to significantly grow its sales of golf clubs or golf balls, the Company must either increase its share of the market for golf clubs or balls, or the market for golf clubs or balls must grow. The

Company already has a significant share of worldwide sales of golf clubs and golf balls. Therefore, opportunities for additional market share may be limited. Furthermore, the Company does not believe there has been any material increase in the number of golfers worldwide in over five years. The Company also believes that overall dollar volume of the worldwide market for golf equipment sales has not experienced substantial growth in the past several years. In the future, the overall dollar volume of worldwide sales of golf clubs or golf balls may not grow or may decline.

If the Company inaccurately forecasts demand for its products, it may manufacture insufficient or excess quantities, which, in either case, could adversely affect its financial performance.

The Company plans its manufacturing capacity based upon the forecasted demand for its products. The nature of the Company’s business makes it difficult to quickly adjust its manufacturing capacity if actual demand for its products exceeds or is less than forecasted demand. If actual demand for its products exceeds the forecasted demand, the Company may not be able to produce sufficient quantities of new products in time to fulfill actual demand, which could limit the Company’s sales and adversely affect its financial performance. On the other hand, if actual demand is less than the forecasted demand for its products, the Company could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect the Company’s financial performance.

The Company depends on single-source or a limited number of suppliers for some of its products, and the loss of any of these suppliers could harm its business.

The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single-sourced. In addition, some of the Company’s products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. If current suppliers are unable to deliver clubheads, shafts or other components, or if the Company is required to transition to other suppliers, the Company could experience significant production delays or disruption to its business. The Company also depends on a single or a limited number of suppliers for the materials it uses to make its golf balls. Many of these materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company’s golf ball business. If the Company did experience any such delays or interruptions, the Company may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.

If the Company is unable to obtain at reasonable costs materials or electricity necessary for the manufacture of its products its business would be adversely affected.

The Company’s size has made it a large consumer of certain materials, including steel, titanium alloys, carbon fiber and rubber. The Company does not make these materials itself, and must rely on its ability to obtain adequate supplies in the world marketplace in competition with other users of such materials. In the future, the Company may be unable to obtain its requirements for such materials at a reasonable price or at all. An interruption in the supply of the materials used by the Company or a significant change in costs could have a material adverse effect on the Company’s business.

The Company’s golf club and golf ball manufacturing facilities use, among other resources, significant quantities of electricity to operate. An interruption in the supply of electricity or a significant increase in the cost of electricity could have a significant adverse effect upon the Company’s results of operations.

A disruption in the service or a significant increase in the cost of the Company’s primary delivery services for its products and component parts could have a material adverse effect on the Company’s business.

The Company uses United Parcel Service, or UPS, for substantially all ground shipments of products to its U.S. customers. The Company uses air carriers and ship services for most of its international shipments of products. Furthermore, many of the components the Company uses to build its golf clubs, including clubheads and shafts, are shipped to the Company via air carrier and ship services. If there were any significant interruption in such services, the Company may be unable to engage alternative suppliers to deliver its products or components in a timely and cost-efficient manner. Any significant interruption in UPS services, air carrier services or ship services into or out of the United States could have a material adverse effect upon the Company. In addition, if the cost of these shipping services were to increase significantly, the Company’s operating results could be significantly adversely affected.

The Company faces intense competition in each of its markets.

Golf Clubs. The golf club business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names. New product introductions, price reductions, consignment sales, extended payment terms, “closeouts,” including closeouts of products that were recently commercially successful, and significant tour and advertising spending by competitors continue to generate intense market competition. Furthermore, continued downward pressure on pricing in the market for new clubs could have a significant adverse affect on the Company’s pre-owned club business as the gap narrows between the cost of a new club and a pre-owned club. Successful marketing activities, discounted pricing, consignment sales, extended payment terms or new product introductions by competitors could negatively impact the Company’s future sales.

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

The Company’s golf ball business has a concentrated customer base. The loss of one or more of these significant customers could have a significant negative impact on this business.

On a consolidated basis, no one customer that distributes the Company’s golf clubs or golf balls in the United States accounted for more than 3% of the Company’s revenue in 2006 and 4% in both 2005 and 2004. On a segment basis, the Company’s golf ball customer base is much more concentrated than its golf club customer base. In 2006, the top five golf ball customers accounted for approximately 21% of the Company’s total golf ball sales in the United States. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

A reduction in discretionary consumer spending could reduce sales of the Company’s products.

The Company sells golf clubs, golf balls and golf accessories. These products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Purchases of the Company’s products could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. Any significant decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending, whether in the United States or in the Company’s international markets (which represent almost half of the Company’s total sales), could result in reduced sales of the Company’s products.

International political instability and terrorist activities may decrease demand for the Company’s products and disrupt its business.

The Company’s business has been adversely affected in recent years by terrorist activities and armed conflicts, such as the attacks on the World Trade Center and the Pentagon, the incidents of Anthrax poisoning and the military actions in the Middle East, including the war in Iraq. Similar events in the future or the threat of future conflict could have an adverse effect upon the United States or worldwide economy and cause decreased demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, the Company’s ability to obtain the materials necessary to produce and sell its products and to deliver customer orders would be harmed. Furthermore, such events can negatively impact tourism, which could adversely affect the Company’s sales to retailers at resorts and other vacation destinations.

The Company’s business could be harmed by the occurrence of natural disasters or pandemic diseases.

The occurrence of a natural disaster, such as an earthquake or hurricane, or the outbreak of a pandemic disease, such as Severe Acute Respiratory Syndrome or the Avian Flu, could significantly adversely affect the Company’s business. A natural disaster or a pandemic disease could significantly adversely affect both the demand for the Company’s products as well as the supply of the components used to make the Company’s products. Demand for golf products could be negatively affected as consumers in the affected regions restrict their recreational activities and as tourism to those areas declines. If the Company’s suppliers experienced a significant disruption in their business as a result of a natural disaster or pandemic disease, the Company’s ability to obtain the necessary components to make its products could be significantly adversely affected. In addition, the occurrence of a natural disaster or the outbreak of a pandemic disease generally restricts the travel to and from the affected areas, making it more difficult in general to manage the Company’s international operations.

The Company has significant international sales and is exposed to currency exchange rate fluctuations.

A significant portion of the Company’s sales are international sales and the Company conducts transactions in approximately 12 currencies worldwide. Conducting business in such various currencies exposes the Company to fluctuations in foreign currency exchange rates relative to the U.S. dollar.

The Company’s financial results are reported in U.S. dollars. As a result, transactions conducted in foreign currencies must be translated into U.S. dollars for reporting purposes based upon the applicable foreign currency exchange rates. Fluctuations in these foreign currency exchange rates therefore may positively or negatively affect the Company’s reported financial results.

The effect of the translation of foreign currencies on the Company’s financial results can be significant. The Company therefore engages in certain hedging activities to mitigate over time the impact of the translation of foreign currencies on the Company’s financial results. The Company’s hedging activities are designed to reduce, but not to eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of the Company’s hedging activities include accuracy of sales forecasts, volatility of currency markets and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar but also reduce the positive impact of a weaker U.S. dollar. The Company’s future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which the Company conducts business. The degree to which the Company’s financial results are affected will depend in part upon the effectiveness or ineffectiveness of the Company’s hedging activities.

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

The Company’s business and therefore operating results are subject to seasonal fluctuations.

The Company’s business is subject to seasonal fluctuations. The Company’s first quarter sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. Orders for many of these sales are received during the fourth quarter of the prior year. The Company’s second and third quarter sales generally represent re-order business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of products by the Company’s competitors. Retailers are sometimes reluctant to re-order the Company’s products in significant quantity when they already have excess inventory of products of the Company or its competitors. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of the Company’s key markets and rounds played are up. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like golf clubs, re-orders of golf balls depend on the rate of sell-through. The Company’s sales during the fourth quarter are generally significantly less than the other quarters because in many of the Company’s principal markets fewer people are playing golf during that time of year due to cold weather. Furthermore, in the past, the Company announced its new product line at the beginning of each calendar year. In recent years, the Company has departed from that practice and now generally announces its new product line in the fourth quarter to allow retailers to plan better. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products or result in close out sales at reduced prices.

The seasonality of the Company’s business could exacerbate the adverse effects of unusual or severe weather conditions on the Company’s business.

Because of the seasonality of the Company’s business, the Company’s business can be significantly adversely affected by unusual or severe weather conditions. Unfavorable weather conditions generally result in fewer golf rounds played, which generally results in reduced demand for golf products, generally, and golf balls in particular. Furthermore, catastrophic storms can negatively affect golf rounds played both during the storms and afterward, as storm damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. Consequently, sustained adverse weather conditions, especially during the warm weather months, could materially affect the Company’s sales.

Changes in equipment standards under applicable Rules of Golf could adversely affect the Company’s business.

New golf club and golf ball products generally seek to satisfy the standards established by the USGA and R&A because these standards are generally followed by golfers within their respective jurisdictions. The USGA rules are generally followed in the United States, Canada and Mexico, and the R&A rules are generally followed in most other countries throughout the world.

The Rules of Golf as published by the R&A and the USGA are virtually the same except with respect to the regulation of “driving clubs.” The R&A rules currently permit driver clubheads with greater flexibility, as measured by a specific test, than are permitted under the USGA rules. As a result, in jurisdictions where the R&A rules are followed, the Company and many of its competitors have marketed and sold drivers, referred to as Plus Drivers, that conform to the R&A rules but not the USGA rules. In those jurisdictions where the USGA rules are followed, the Company markets and sells its standard drivers that conform to both the R&A and the USGA rules. The Company believes that all of its other products conform to both the USGA and R&A rules.

Effective January 1, 2008, the more flexible clubheads such as those used for the Plus Drivers will not be conforming under the generally applicable Rules of Golf as published by the R&A. It is not clear what effect the change in rules will have upon demand for Plus Drivers in R&A jurisdictions as 2008 approaches or subsequent to the implementation of the new restrictions. Some jurisdictions and golfers may choose not to follow the R&A’s changes and instead continue to use Plus Drivers. This uncertainty adversely affects the Company’s research and development and manufacturing operations which must plan and commit resources in advance of a new product release. If the Company does not accurately anticipate consumer reaction to the new rule changes, the Company’s sales in such jurisdictions could be adversely affected and the Company could be required to invest significant resources to change its product offerings at such time. The Company also believes that the general confusion created by the ruling bodies of golf as to what is a conforming or non-conforming driver and the limits imposed on new driver technology generally have hurt sales of drivers.

The Company’s future products may not satisfy USGA and/or R&A standards or existing USGA and/or R&A standards may be altered in ways that adversely affect the sales of the Company’s products or the Company’s brand. If a change in rules were adopted and caused one or more of the Company’s current products to be non-conforming, the Company’s sales of such products could be adversely affected. Furthermore, any such new rules could restrict the Company’s ability to develop new products.

The Company’s sales could decline if professional golfers do not endorse or use the Company’s products.

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

If the Company is unable to enforce its intellectual property rights, its sales could be adversely affected.

The golf club industry, in general, has been characterized by widespread imitation of popular club designs. The Company has an active program of enforcing its proprietary rights against companies and individuals who market or manufacture counterfeits and “knock off” products, and asserts its rights against infringers of its copyrights, patents, trademarks, and trade dress. However, these efforts may not be successful in reducing sales of golf products by these infringers. Additionally, other golf club manufacturers may be able to produce successful golf clubs which imitate the Company’s designs without infringing any of the Company’s copyrights, patents, trademarks, or trade dress. The failure to prevent or limit such infringers or imitators, could adversely affect the Company’s sales.

The Company may become subject to intellectual property suits that could cause it to incur significant costs or pay significant damages or that could prohibit it from selling its products.

An increasing number of the Company’s competitors have sought to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs and golf balls. As the Company develops new products, it attempts to avoid infringing the valid patents and other intellectual property rights of others. Before introducing new products, the Company’s legal staff evaluates the patents and other intellectual property rights of others to determine if changes are required to avoid infringing any valid intellectual property rights that could be asserted against the Company’s new product offerings. From time to time, third parties have claimed or may claim that the Company’s products infringe upon their proprietary rights. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no interruptions in the Company’s business as a result of any claims of infringement. However, in the future, intellectual property claims could force the Company to alter its existing products or withdraw them from the market or could delay the introduction of new products.

Various patents have been issued to the Company’s competitors in the golf ball industry and these competitors may assert that the Company’s golf balls infringe their patent or other proprietary rights. If the Company’s golf balls are found to infringe third party intellectual property rights, the Company may be unable to obtain a license to use such technology, and it could incur substantial costs to redesign its products or to defend legal actions.

The Company’s policies and procedures may be inadequate to fully protect its confidential information or to prevent misappropriation of trade secrets or confidential information of third parties.

The Company has procedures to maintain the secrecy of its confidential business information. These procedures include criteria for dissemination of information and written confidentiality agreements with employees and suppliers. Suppliers, when engaged in joint research projects, are required to enter into additional confidentiality agreements. While these efforts are taken seriously, they may not prove adequate in all instances to protect the Company’s confidential information.

The Company’s Code of Conduct prohibits misappropriation of trade secrets and confidential information of third parties. The Code of Conduct is contained in the Company’s Employee Handbook and is also available on the Company’s website. Employees also sign an Employee Invention and Confidentiality Agreement prohibiting disclosure of trade secrets and confidential information from third parties. Periodic training is provided to employees on this topic as well. However, the Company’s policies and procedures may not be adequate in all instances to prevent misappropriation of trade secrets from third parties or the accusation by a third party that such misappropriation has taken place.

The Company’s brands may be damaged by the actions of its licensees.

The Company licenses its trademarks to third party licensees who produce, market and sell their products bearing the Company’s trademarks. The Company chooses its licensees carefully and imposes upon such licensees various restrictions on the products, and on the manner, on which such trademarks may be used. In addition, the Company requires its licensees to abide by certain standards of conduct and the laws and regulations of the jurisdictions in which they do business. However, if a licensee fails to adhere to these requirements, the Company’s brands could be damaged. The Company’s brands could also be damaged if a licensee becomes insolvent or by any negative publicity concerning a licensee or if the licensee does not maintain good relationships with its customers or consumers, many of which are also the Company’s customers and consumers.

Sales of the Company’s products by unauthorized retailers or distributors could adversely affect the Company’s authorized distribution channels and harm the Company’s reputation.

Some of the Company’s products find their way to unapproved outlets or distribution channels. This “gray market” for the Company’s products can undermine authorized retailers and foreign wholesale distributors who promote and support the Company’s products, and can injure the Company’s image in the minds of its customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling the Company’s products to unauthorized distributors or an increase in sales returns over historical levels. While the Company has taken some lawful steps to limit commerce of its products in the “gray market” in both the United States and abroad, it has not stopped such commerce.

The Company has significant international operations and is exposed to risks associated with doing business globally.

The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will be an element in the future growth and success of the Company. The Company sells and distributes its products directly in many key international markets in Europe, Asia, North America and elsewhere around the world. These activities have resulted and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. In addition, there are a limited number of suppliers of golf club components in the United States, and the Company has increasingly become more reliant on suppliers and vendors located outside of the United States. The operation of foreign distribution in the Company’s international markets, as well as the management of relationships with international suppliers and vendors, will continue to require the dedication of management and other Company resources.

As a result of this international business, the Company is exposed to increased risks inherent in conducting business outside of the United States. In addition to foreign currency risks, these risks include:

•	increased difficulty in protecting the Company’s intellectual property rights and trade secrets;

•	unexpected government action or changes in legal or regulatory requirements;

•	social, economic or political instability;

•	the effects of any anti-American sentiments on the Company’s brands or sales of the Company’s products;

•

increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for its foreign operations; and

•	increased exposure to interruptions in air carrier or ship services.

Although the Company believes the benefits of conducting business internationally outweigh these risks, any significant adverse change in circumstances or conditions could have a significant adverse effect upon the Company’s operations, financial performance and condition.

If the Company’s customers and distributors do not pay for their purchases in a timely manner, the Company’s financial results would be harmed.

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

The Company relies on its information systems for management of its manufacturing, distribution, sales and other functions. If the Company’s information systems fail to perform these functions adequately or if the Company experiences an interruption in their operation, its business and results of operations could suffer.

All of the Company’s major operations, including manufacturing, distribution, sales and accounting, are dependent upon the Company’s information computer systems. The Company’s information systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	power loss, computer systems failure, Internet and telecommunications or data network failure; and

•	hackers, computer viruses, software bugs or glitches.

Any damage or significant disruption in the operation of such systems or the failure of the Company’s information systems to perform as expected could disrupt the Company’s business, result in decreased sales, increased overhead costs, excess inventory and product shortages and otherwise adversely affect the Company’s operations, financial performance and condition.

Item 1B. Unresolved SEC Comments

None.

Item 2. Properties

The Company and its subsidiaries conduct operations in both owned and leased properties. The Company’s principal executive offices and domestic operations are located in Carlsbad, California. The eight buildings utilized in the Company’s Carlsbad operations include corporate offices, as well as manufacturing, research and development, warehousing and distribution facilities. These buildings comprise approximately 735,000 square feet. The Company owns seven of these buildings, representing approximately 585,000 square feet of space. An additional property, representing approximately 150,000 square feet of space, is leased and the lease is scheduled to expire in November 2017. As part of the Top-Flite Acquisition, the Company acquired the Chicopee, Massachusetts manufacturing plant, warehouse and offices that encompass approximately 869,000 square feet and a manufacturing plant in Gloversville, New York comprising approximately 70,000 square feet. In addition, the Company owns and leases a number of other properties domestically and internationally, including properties in Australia, Canada, Japan, Korea, the United Kingdom and China. The Company’s operations at each of these properties are used to some extent for both the golf club and golf ball businesses. The Company believes that its facilities currently are adequate to meet its requirements.

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

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserts that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint, Acushnet has responded that the patents at issue are invalid and not infringed by the Pro V1 golf balls. Acushnet also has filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”). Although the PTO agreed the petitions for reexamination raised certain substantial new questions of patentability, and has issued a first office action preliminarily rejecting the claims of two of the patents based on some of the arguments advanced by Acushnet, the PTO has not made a final and binding determination as to validity and has not yet considered Callaway Golf’s evidence as to the validity of the patents. The validity of the asserted patents has also not yet been addressed by the District Court. Additionally, the District Court has denied Acushnet’s motion to stay the litigation pending a resolution in the PTO. The trial of this matter is set to commence in the District Court on December 3, 2007.

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

Item  4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
George Fellows	64	President and Chief Executive Officer, Director
Steven C. McCracken	56	Senior Executive Vice President, Chief Administrative Officer and Secretary
Bradley J. Holiday	53	Senior Executive Vice President and Chief Financial Officer
David A. Laverty	49	Senior Vice President, Operations
Thomas Yang	54	Senior Vice President, International

George Fellows is President and Chief Executive Officer of the Company as well as one of its Directors. He has served in such capacities since joining the Company in August 2005. Prior to joining the Company, during the period 2000 through July 2005, he served as President and Chief Executive Officer of GF Consulting, a management consulting firm, and served as Senior Advisor to Investcorp International, Inc. and J.P. Morgan Partners, LLC. Previously, Mr. Fellows was a member of senior management of Revlon, Inc. from 1993 to 1999, including his terms as President, which commenced in 1995, and Chief Executive Officer, which began in 1997. He is a member of the board of directors of VF Corporation (a global apparel company) and Jack in the Box, Inc.

(fast food restaurant chain). Mr. Fellows is also chair of the Audit Committee and a member of the Nominating and Governance Committee of VF Corporation as well as a member of the Finance Committee of Jack in the Box, Inc. Previously, he has served on the boards of directors of Revlon, Inc.; the National Association of Chain Drug Stores; the Cosmetics, Toiletries and Fragrance Association; and has served on the New York Stock Exchange Listed Company Advisory Committee. Mr. Fellows graduated with a B.S. degree from City College of New York, received an MBA from Columbia University and completed the Harvard Advanced Management Program.

Steven C. McCracken is Senior Executive Vice President, Chief Administrative Officer and Secretary of the Company and has served in such capacity since October 2005. He previously served as Senior Executive Vice President, Chief Legal Officer and Secretary from August 2000 until October 2005. He served as Executive Vice President, Licensing and Chief Legal Officer from April 1997 to August 2000. He has served as an Executive Vice President since April 1996 and served as General Counsel from April 1994 to April 1997. He served as Vice President from April 1994 to April 1996. He has served as Secretary since April 1994. Prior to joining the Company, Mr. McCracken was a partner at Gibson, Dunn & Crutcher LLP for 11 years, and had been in the private practice of law for over 18 years. During a portion of that period, he provided legal services to the Company. Mr. McCracken received a B.A., magna cum laude, from the University of California at Irvine and a J.D. from the University of Virginia.

Bradley J. Holiday is Senior Executive Vice President and Chief Financial Officer of the Company and has served in such capacity since September 2003. Mr. Holiday previously served as Executive Vice President and Chief Financial Officer beginning in August 2000. Before joining the Company, Mr. Holiday served as Vice President—Financial Planning & Analysis for Gateway, Inc. Prior to Gateway, Inc., Mr. Holiday was with Nike, Inc. in various capacities beginning in April 1993, including Chief Financial Officer—Golf Company, where he directed all global financial initiatives and strategic planning for Nike, Inc.’s golf business. Prior to Nike, Inc., Mr. Holiday served in various financial positions with Pizza Hut, Inc. and General Mills, Inc. Mr. Holiday has an M.B.A. in Finance from the University of St. Thomas and a B.S. in Accounting from Iowa State University.

David A. Laverty is Senior Vice President, Operations of the Company and has served in such capacity since August 2006. Prior to joining the Company, Mr. Laverty was a Senior Vice President with Vertis Inc., in Baltimore, Maryland. Previously, until April 2005, he had spent 25 years at Revlon in numerous operations management posts. He has a B.A. in Economics from Temple University.

Thomas Yang is Senior Vice President, International and has served in such capacity since joining the Company in July 2006. Until July 2006, Mr. Yang served as Senior Vice President of Global Consumer Products, International for Starbucks Corporation, a position he held for the last 16 months of the nearly five years he worked for Starbucks. He also previously served in international roles for Coca Cola, Proctor & Gamble and the Clorox Company. He graduated from the University of Colorado with a B.S. in Marketing and has a Masters of International Management from the American Graduate School of International Management (Thunderbird) in Arizona.

Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement. In addition, the Company currently has employment agreements with each of its executive officers which are included as exhibits to this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its Common Stock is “ELY.” As of January 31, 2007, the approximate number of holders of record of the Company’s Common Stock was 8,800. The following table sets forth the range of high and low per share closing prices of the Company’s Common Stock and per share dividends for the periods indicated.

	Year Ended December 31,
	2006			2005
Period:	High	Low	Dividend	High	Low	Dividend
First Quarter	$17.29	$13.57	$0.07	$14.20	$12.11	$0.07
Second Quarter	$17.42	$12.35	$0.07	$15.55	$10.78	$0.07
Third Quarter	$13.73	$11.49	$0.07	$15.55	$14.46	$0.07
Fourth Quarter	$15.23	$12.26	$0.07	$15.45	$13.12	$0.07

We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements and changes to our business model.

PERFORMANCE GRAPH

The following graph presents a comparison of the cumulative total shareholder return since December 31, 2001 of the Company’s Common Stock, the Standard & Poor’s 500 Index and the Standard & Poor’s 400 Midcap Index. The graph assumes an initial investment of $100 at December 31, 2001 and reinvestment of all dividends.

	2001	2002	2003	2004	2005	2006
Callaway Golf	100.00	69.19	87.99	70.50	72.27	75.25
S&P 500	100.00	76.63	96.84	105.55	108.72	123.53
S&P 400 Midcap	100.00	84.56	113.33	130.51	145.22	158.27

The Callaway Golf Company index is based upon the closing prices of Callaway Golf Company Common Stock on December 31, 2001, 2002, 2003, 2004, 2005 and December 30, 2006 of $19.15, $13.25, $16.85, $13.50, $13.84 and $14.41 respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the number of stock options and shares underlying Restricted Stock Units (RSUs) and Performance Units outstanding and authorized for issuance under all equity compensation plans of the Company as of December 31, 2006. See Note 12 “Share-Based Employee Compensation” to the Notes of Consolidated Financial Statements for further discussion of the equity plans of the Company.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of RSUs and Performance Units		Weighted Average Exercise Price of Outstanding Options(5)	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders(1)	5,415	(4)	$16.84	5,084	(2)
Equity Compensation Plans Not Approved by Shareholders(3)	4,042		$16.94	—

Total	9,457		$16.89	5,084	(2)

(1)	Consists of the following plans: 1991 Stock Incentive Plan, 1996 Stock Option Plan, 1998 Stock Incentive Plan, Non-Employee Directors Stock Option Plan, 2001 Non-Employee Directors Stock Incentive Plan and 2004 Equity Incentive Plan and Employee Stock Purchase Plan. No shares are available for grant under the 1991 Stock Incentive Plan, 1996 Stock Option Plan, 1998 Stock Incentive Plan or Non-Employee Directors Stock Option Plan at December 31, 2006. The 2001 Non-Employee Directors Stock Incentive Plan permits the awards of stock options, restricted stock and restricted stock units. The 2004 Equity Incentive Plan permits the award of stock options, restricted stock, performance units and various other stock-based awards.
(2)	Includes 3,361,000 shares reserved for issuance under the Employee Stock Purchase Plan.
(3)	Consists of the following plans: 1995 Employee Stock Incentive Plan and 1992 Promotion, Marketing and Endorsement Stock Incentive Plan. No shares are available for grant under these plans at December 31, 2006.
(4)	Includes 124,000 and 27,000 shares underlying performance units and RSUs, respectively, issuable from the 2004 Equity Incentive Plan, and 22,000 shares underlying RSUs issuable from the 2001 Non-Employee Directors Stock Incentive Plan.
(5)	Does not include shares underlying RSUs and Performance Units, which do not have an exercise price.

Equity Compensation Plans Not Approved By Shareholders

The Company has the following equity compensation plans which were not approved by shareholders: the 1995 Employee Stock Incentive Plan (the “1995 Plan”) and the 1992 Promotion, Marketing and Endorsement

Stock Incentive Plan (the “Promotion Plan”). No shares are available for grant under the 1995 Plan or the Promotion Plan at December 31, 2006. For additional information, see Note 12 “Share-Based Employee Compensation” to the Notes to Consolidated Financial Statements.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no share repurchases during the fourth quarter of 2006. As of December 31, 2006, the Company is authorized to repurchase up to $47.1 million of its Common Stock under the June 2006 repurchase program. See Note 11 – “Capital Stock” to the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2006 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2006 and 2005 and the related consolidated statements of operations and statements of cash flows for each of the three years in the period ended December 31, 2006 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this report.

	Year Ended December 31,
	2006(1,2,3,8)	2005(1,2)	2004(2,4)	2003(2,5,7)	2002(6)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales(7)	$1,017,907	$998,093	$934,564	$814,032	$793,219
Cost of sales	619,832	583,679	575,742	445,417	393,068

Gross profit(7)	398,075	414,414	358,822	368,615	400,151
Selling, general and administrative expenses(7)	334,235	370,219	352,967	273,231	256,909
Research and development expenses	26,785	26,989	30,557	29,529	32,182

Income (loss) from operations(7)	37,055	17,206	(24,702)	65,855	111,060
Interest and other income (expense), net(7)	3,364	(390)	1,934	3,550	2,271
Interest expense	(5,421)	(2,279)	(945)	(1,522)	(1,660)

Income (loss) before income taxes	34,998	14,537	(23,713)	67,883	111,671
Income tax provision (benefit)	11,708	1,253	(13,610)	22,360	42,225

Net income (loss)	$23,290	$13,284	$(10,103)	$45,523	$69,446

Earnings (loss) per common share:
Basic	$0.34	$0.19	$(0.15)	$0.69	$1.04
Diluted	$0.34	$0.19	$(0.15)	$0.68	$1.03
Dividends paid per share	$0.28	$0.28	$0.28	$0.28	$0.28

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$46,362	$49,481	$31,657	$47,340	$108,452
Working capital	$269,745	$298,385	$272,934	$253,302	$259,866
Total assets	$845,947	$764,498	$735,737	$748,566	$679,845
Long-term liabilities	$43,388	$28,245	$28,622	$29,023	$27,297
Total shareholders’ equity	$577,117	$596,048	$586,317	$589,383	$543,387

(1)	In September 2005, the Company began the implementation of several company-wide restructuring initiatives designed to improve the Company’s business processes and reduce the Company’s overall expenses. In connection with these initiatives, the Company recorded pre-tax charges of $3.0 million and $8.3 million during 2006 and 2005, respectively, These charges reduced the Company’s gross profit, net income and earnings per common share by approximately $0.3 million, $1.9 million and $0.03, respectively, for the year ended December 31, 2006, and $2.1 million, $5.2 million and $0.08, respectively, for the year ended December 31, 2005 (see Note 5 to the Consolidated Financial Statements).
(2)	During 2006, 2005, 2004 and 2003, the Company’s gross profit, net income and earnings per common share include the recognition of certain integration charges related to the consolidation of its Callaway Golf and Top-Flite golf ball and golf club manufacturing as well as research and development operations. These charges reduced the Company’s gross profit, net income and earnings per common share by approximately $3.5 million, $2.5 million and $0.04, respectively, for the year ended December 31, 2006, $6.4 million, $7.7 million and $0.11, respectively, for the year ended December 31, 2005, $15.7 million, $17.5 million and $0.26, respectively, for the year ended December 31, 2004 and $24.1 million, $16.1 million and $0.24, respectively, for the year ended December 31, 2003. (See Note 5 to the Consolidated Financial Statements).
(3)	In November 2006, the Company began the implementation of gross margin initiatives designed to positively impact gross margins over the next two years. These charges reduced the Company’s gross profit, net income and earnings per common share by approximately $1.9 million, $1.1 million and $0.02, respectively, for the year ended December 31, 2006.
(4)	On May 28, 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader, Inc. Thus, the Company’s financial data includes the FrogTrader, Inc. results of operation commencing May 28, 2004. (See Note 4 to the Consolidated Financial Statements).
(5)	On September 15, 2003 the Company completed the domestic portion of the Top-Flite Acquisition. The settlement of the international assets was effective October 1, 2003. Thus, the Company’s financial data includes The Top-Flite Golf Company results of operations in the United States commencing September 15, 2003, and the international operations commencing October 1, 2003.
(6)	For 2002, the Company’s gross profit, net income and earnings per common share include the effect of the change in accounting estimate for the Company’s warranty reserve. During the third quarter of 2002, the Company changed its methodology of estimating warranty accruals as a result of the development of improved data collection techniques and reduced its warranty reserve by approximately $17.0 million, pre-tax.
(7)	Beginning with the first quarter of 2003, the Company records royalty revenue in net sales and royalty related expenses as selling expenses. Previously, royalty revenue and the related expenses were recorded as components of other income. Prior periods have been reclassified to conform with the current basis of presentation.
(8)	In connection with the adoption of SFAS 123R, the Company’s gross profit, net income and earnings per common share were reduced by $0.5 million, $5.8 million and $0.08, respectively, as of December 31, 2006.

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

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

Revenue Recognition

Sales are recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” as products are shipped to customers, net of an allowance for sales returns and sales programs. The criteria for recognition of revenue are when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable and collectibility is reasonably assured. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs. If the actual costs of sales returns and sales programs significantly exceed the recorded estimated allowance, the Company’s sales would be significantly adversely affected.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management’s understanding of market conditions and forecasts of future product demand, all of which are subject to change. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company’s operating results would be significantly adversely affected.

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

Share-based Compensation

Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)

“Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company’s employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense, which could be material to its results of operations.

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

During 2006, the Company granted Performance Units to certain employees under the Company’s 2004 Equity Incentive Plan. Performance Units are a form of share-based award in which the number of shares ultimately received depends on the Company’s performance against specified performance targets over a three year period ending December 31, 2008. The estimated fair value of the Performance Units is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the expected number of shares to be issued at the end of the performance period. The compensation cost is then amortized straight-line over the performance period. The Company uses forecasted performance metrics to estimate the number of shares that will ultimately be issued. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the forecasted metrics, the Company may be required to increase or decrease compensation expense, which could be material to its results of operations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements, which is incorporated herein by this reference.

Tour Golf Group Asset Acquisition

On April 25, 2006, the Company acquired certain assets of Tour Golf Group, Inc. (“TGG”). Over the last four years, prior to the acquisition, TGG sourced, marketed and sold golf shoes bearing Callaway Golf’s trademarks through licensing agreements. In early 2006, TGG informed the Company that it was having financial difficulty. The Company acquired the TGG assets to ensure the continued flow of product and the fulfillment of orders. The Company now designs and sells footwear directly.

The acquisition of certain assets from TGG was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets is $7.7 million, which includes cash paid of approximately $1.2 million, transaction costs of approximately

$0.2 million, assumed inventory payables of approximately $5.4 million and forgiveness of amounts owed by TGG to the Company of approximately $0.9 million. The estimated fair value of the assets acquired exceeded the estimated aggregate acquisition costs and as such, the Company reduced the carrying value of the acquired long-term assets on a pro rata basis. The Company has recorded the fair values of TGG’s patents and other intangible assets based on an assessment from an outside valuation company received during 2006. The allocation of the aggregate purchase price is as follows (in millions):

Assets Acquired:
Cash	$1.8
Accounts receivable	2.4
Inventory	1.6
Intangibles	1.9
Liabilities Assumed:
Current liabilities	(6.3)

Total net assets acquired	$1.4

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

The FrogTrader acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under SFAS No. 141, the aggregate cost of the acquired stock was $15.2 million, which included transaction costs of approximately $0.2 million, and was paid entirely in cash. The aggregate acquisition costs exceeded the estimated fair value of the net assets acquired. As a result, the Company has recorded goodwill of $9.4 million, none of which is deductible for tax purposes. Changes in goodwill during the years ended December 31, 2006 and 2005 consisted of approximately $0.3 million and $0 million, respectively, in order to account for differences between the assigned values of assets and liabilities acquired and the final tax bases of those assets and liabilities. The Company has recorded the fair values of FrogTrader’s internally developed software and certain customer information based on an assessment from an outside valuation company received during 2004. The allocation of the aggregate acquisition costs is as follows (in millions):

Assets Acquired:
Cash	$6.0
Accounts receivable	0.1
Inventory	2.0
Other current assets	1.5
Property, plant and equipment	0.3
Internally developed software	1.2
Customer lists	0.7
Goodwill	9.4
Liabilities Assumed:
Current liabilities	(5.9)
Long-term liabilities	(0.1)

Total net assets acquired	$15.2

Results of Operations

Overview

The Company’s sales improved in 2006 as compared to 2005, primarily due to favorable consumer acceptance of the Company’s new Callaway Golf and Odyssey branded products launched during 2006. Sales for 2006 increased 2% as compared to 2005, contributing to record sales for the Company in the current year.

The Company’s core brands remained strong during 2006. Net sales of the Company’s Callaway Golf and Odyssey brands, increased 9% as compared to 2005. This follows double digit growth in sales of these brands in 2005. These gains were offset by a 31% decline in sales of Top-Flite and Ben Hogan products during 2006. As previously announced, the Company is implementing initiatives to restore the Top-Flite and Ben Hogan brands, including a re-launch of the Top-Flite brand in 2007. The Company believes that restoring these brands will have a positive impact on the Company’s future net sales.

In addition to improving sales, the Company is also committed to improving profitability. In September 2005, the Company announced a two-staged approach to reducing expenses and improving profitability (the “2005 Restructuring Initiatives”). The first stage targeted operating expenses. The Company has implemented various initiatives to improve operating expenses and as a result of those initiatives has realized approximately $36 million in operating expense savings, net of amounts reinvested in the Company’s business during 2006. A portion of these savings are expected to be reinvested in the Company’s business during 2007. The Company is currently in the process of implementing the second stage of these cost reduction initiatives. The second stage will target gross margin improvement and the Company expects that these gross margin initiatives will significantly improve the Company’s gross margins by $50 to $60 million over the next two years (the “Gross Margin Initiatives”).

The Company’s earnings for 2006 also improved to $0.34 per diluted share compared to $0.19 per diluted share in 2005. This increase in 2006 earnings was primarily due to the increase in sales as well as a decline in operating expenses resulting from the 2005 Restructuring Initiatives. These improvements were partially offset by a decline in gross margins in 2006 compared to the prior year. The Company’s earnings in 2006 were adversely affected by after-tax charges of $0.08 per share associated with the Company’s adoption of FAS 123R, $0.04 per share associated with the Top-Flite integration, $0.03 per share for the 2005 restructuring initiatives and $0.02 per share for the gross margin improvement initiatives announced in November 2006. By comparison, the Company’s earnings in 2005 were adversely affected by after-tax charges of $0.11 for the Top-Flite integration, $0.07 related to the 2005 Restructuring Initiatives and $0.01 for employee equity-based compensation.

Years Ended December 31, 2006 and 2005

Net sales increased 2% to $1.0 billion for the year ended December 31, 2006 as compared to $998.1 million for the year ended December 31, 2005. The overall increase in net sales during 2006 was due to a 9% increase in sales of the Callaway Golf and Odyssey branded products partially offset by a 31% decline in sales of the Top-Flite and Ben Hogan branded products. The Company is in the process of implementing several initiatives designed to restore its Top-Flite and Ben Hogan brands, including a formal re-launch of the Top-Flite brand in 2007.

Net sales information by product category is summarized as follows:

	Year Ended December 31,		Growth (Decline)
	2006	2005	Dollars	Percent
	($ in millions)
Net Sales:
Driver and fairway woods	$266.5	$241.3	$25.2	10%
Irons	288.0	316.5	(28.5)	(9)%
Putters	102.7	109.3	(6.6)	(6)%
Golf balls	214.8	214.7	0.1	0%
Accessories and other	145.9	116.3	29.6	26%

	$1,017.9	$998.1	$19.8	2%

The $25.2 million (10%) increase in net sales of drivers and fairway woods to $266.5 million for the year ended December 31, 2006 is primarily due to higher average selling prices as well as an increase in units sold. The increase in average selling prices is primarily attributable to a more favorable mix of higher priced multi-material driver and hybrid products introduced during the current year as well as continued favorable consumer acceptance of the Company’s multi-material driver and fairway woods that were launched during the second half of 2005. These increases were partially offset by a reduction in average selling price of the Company’s older Ben Hogan and Callaway Golf brand driver and fairway woods products. The increase in units sold is primarily due to the launch of steel fairway woods and multi-material hybrid clubs during 2006 as well as continued favorable consumer acceptance of the Company’s 2005 product introductions mentioned above.

The $28.5 million (9%) decrease in net sales of irons to $288.0 million for the year ended December 31, 2006 is primarily due to a decline in average selling prices as well as a decrease in units sold during 2006 compared to 2005. The decrease in average selling prices is primarily due to a higher mix of lower priced irons products during 2006 compared to 2005. This shift in product mix primarily resulted from the current year introduction of lower priced steel irons products compared to the prior year introduction of multi-material irons products which generally have higher average selling prices. The decrease in units sold is primarily attributable to the Company offering fewer new irons models in its 2006 product line than its 2005 product line, as well as a decline in sales of the Company’s older irons products which were in the second and third years of their product life cycles.

The $6.6 million (6%) decrease in net sales of putters to $102.7 million for the year ended December 31, 2006 resulted primarily from supply issues experienced by the Company during the first half of 2006 on the SRT line of putters combined with a reduction in units sold of the Company’s older Odyssey White Steel and White Hot putter lines (which were in the second and third years of their product lifecycles, respectively). This decrease was partially offset by the current year introduction of the Odyssey White Hot XG and XG 2-ball, Odyssey White Steel SRT 2-ball and 3-ball and Dual Force 2 putter models. The decrease in net putter sales was further impacted by a decline in average selling prices primarily as a result of a higher mix of lower priced putter products during the year ended December 31, 2006.

The Company’s net sales of golf balls remained flat at $214.8 million for the year ended December 31, 2006 compared to $214.7 million for the year ended December 31, 2005. Although total net sales remained flat, the Company experienced a decrease in Top-Flite golf ball sales, offset by an increase in sales of Callaway Golf brand golf balls. The decrease in Top-Flite golf ball sales is primarily attributable to a decline in average selling prices resulting from an unfavorable shift in product mix to lower priced golf ball products (including range balls), as well as a reduction in selling prices of certain products related to initiatives to clear Top-Flite golf ball inventory in preparation of the 2007 re-launch of the Top-Flite brand. The increase in Callaway Golf brand golf ball sales is primarily due to the introduction of the Callaway Golf new HX Tour model in the second quarter of 2006 combined with higher sales of the HX Tour 56, which was launched during the third quarter of 2005.

The $29.6 million (26%) increase in net sales of accessories and other products to $145.9 million for the year ended December 31, 2006 is primarily attributable to an increase in sales of Callaway Golf brand golf bag and accessories and other products as well as an increase in licensing revenue and revenue from the Company’s Trade In! Trade Up! pre-owned golf club program. These increases were partially offset by a decrease in sales of Top-Flite and Ben Hogan brand golf bags and accessories and other products

Net sales information by region is summarized as follows:

	Year Ended December 31,		Growth (Decline)
	2006	2005	Dollars	Percent
	($ in millions)
Net Sales:
United States	$566.6	$563.0	$3.6	1%
Europe	159.9	166.2	(6.3)	(4)%
Japan	105.7	103.4	2.3	2%
Rest of Asia	75.6	66.9	8.7	13%
Other foreign countries	110.1	98.6	11.5	12%

	$1,017.9	$998.1	$19.8	2%

Net sales in the United States increased $3.6 million (1%) to $566.6 million during 2006 compared to 2005. The Company’s sales in regions outside of the United States increased $16.2 million (4%) to $451.3 million during 2006 compared to 2005. This increase in international sales is primarily attributable to a $11.0 million increase in sales in Japan and the rest of Asia as well as an increase of $11.5 million in sales in other foreign countries due to favorable consumer acceptance of the Company’s new products launched in those regions late in 2005 and the beginning of 2006. These increases were partially offset by $6.3 million decrease in sales in Europe, as a result of a general decline in the golf equipment market due to unfavorable weather conditions in that region and the World Cup soccer event, which reduced traffic in golf retail stores, as well as a decline in Top-Flite and Ben Hogan sales. The Company’s 2006 net sales were also positively affected by changes in foreign currency rates primarily in Canada and Korea, partially offset by unfavorable changes in Japan and Europe. See above, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

For the year ended December 31, 2006, gross profit decreased $16.3 million to $398.1 million from $414.4 million in the comparable period of 2005. Gross profit as a percentage of net sales decreased to 39% in 2006 from 42% in 2005. This decrease is primarily attributable to (i) decreased sales volumes of higher margin premium irons products which were in the second year of their product life cycles, (ii) price reductions on older club and golf ball products, (iii) higher costs associated with manufacturing certain of the Company’s new club products that incorporate more complex designs, and (iv) an increase in freight charges, golf ball material costs and utility costs. Additionally, total gross profit for 2006 was negatively affected by charges of $3.5 million, $0.3 million and $1.9 million related to the integration of the Top-Flite operations, the 2005 Restructuring Initiatives and costs associated with the implementation of the Company’s gross margin initiatives, respectively, as well as $0.5 million in employee share-based compensation expense recorded during the period. In 2005, gross profit was negatively affected by charges of $6.4 million and $2.1 million, respectively, related to the integration of the Top-Flite operations and the 2005 Restructuring Initiatives.

Selling expenses decreased $35.6 million (12%) in 2006 to $254.5 million from $290.1 million in 2005. As a percentage of sales, selling expenses decreased to 25% in 2006 compared to 29% in 2005. This decrease was primarily due to decreases of $20.5 million in net advertising, tour and other promotional expenses, $9.7 million in employee costs as well as $1.1 million in asset disposal losses all associated with the 2005 Restructuring Initiatives implemented during the second half of 2005. In addition, accrued employee incentive compensation expense decreased by $0.9 million, depreciation and amortization expense decreased by $1.7 million and share-based compensation expense for non-employees decreased by $2.7 million, partially offset by an increase of $1.7 million in share-based compensation for employees as a result of the Company’s adoption of SFAS 123R.

General and administrative expenses decreased $0.4 million (0.5%) in 2006 to $79.7 million from $80.1 million in 2005. As a percentage of sales, general and administrative expenses remained consistent at 8% in both 2006 and 2005. The dollar decrease was due primarily to a net decrease of $1.8 million in employee costs and a decrease of $0.9 million in asset disposal losses both in connection with the 2005 Restructuring Initiatives. In addition, there were decreases of $0.9 million in accrued employee incentive compensation expense, $1.4 million in bad debt expense, $0.9 million in building expenses, $1.4 million in consulting and professional fees, $0.6 million in computer equipment, supplies and telephone charges as well as $0.9 million in depreciation and amortization expense as a result of assets that became fully depreciated during 2005. These decreases were partially offset by increases of $6.6 million in employee costs primarily due to share-based compensation expense as a result of the Company’s adoption of SFAS 123R and employee relocation expenses recorded during the period as well as $2.2 million in legal expenses.

Research and development expenses decreased $0.2 million (1%) in 2006 to $26.8 million from $27.0 million in 2005. As a percentage of sales, research and development expenses remained consistent at 3% in both periods. The dollar decrease was primarily due to a decrease in consulting fees partially offset by increases in employee costs and travel expenses.

Other expense, net improved to $2.1 million in 2006 compared to other expense, net of $2.7 million in 2005. This decrease in other expense is due to a $2.7 million improvement in net foreign currency fluctuation gains as well as a $0.6 million increase in other income due to an insurance claim recognized in the fourth quarter of 2006. These improvements are partially offset by an increase in interest expense of $2.7 million due to an increase in average outstanding borrowings under the Company’s line of credit during 2006 as compared to 2005.

The income tax provision reflects effective tax rates of 33% and 9% for the years ended December 31, 2006 and 2005, respectively. During 2006 and 2005, the Company’s tax rate varied from its statutory rate primarily as a result of recorded net favorable adjustments of $3.0 million and $3.6 million, respectively, related to the reassessment and resolution of various tax exposures. The relative impact of these adjustments on the effective tax rates was greater in 2005 as a result of lower income before taxes in that year.

Net income for 2006 increased $10.0 million (75%) to $23.3 million from net income of $13.3 million in 2005. Diluted earnings per share increased to $0.34 in 2006 compared to diluted earnings per share of $0.19 in 2005. In 2006, net income was negatively impacted by after-tax charges related to the recognition of share-based compensation expense, the Top-Flite Integration, the 2005 Restructuring Initiatives, and the 2006 Gross Margin Initiatives and in the amounts of $5.8 million ($0.08 per share), $2.5 million ($0.04 per share), $1.9 million ($0.03 per share), and $1.1 million ($0.02 per share), respectively. In 2005, net income was negatively impacted by after-tax charges related to the Top-Flite Integration and the 2005 Restructuring Initiatives in the amounts of $7.7 million ($0.11 per share) and $5.2 million ($0.07 per share), respectively.

Years Ended December 31, 2005 and 2004

Net sales increased 7% to $998.1 million for the year ended December 31, 2005 as compared to $934.6 million for the year ended December 31, 2004. The overall increase in net sales is primarily due to a $57.4 million (22%) increase in sales of irons, combined with an $11.2 million (11%) increase in sales of accessories and other products, an $8.8 million (9%) increase in sales of putters and a $2.7 million (1%) increase in sales of drivers and fairway woods during the year ended December 31, 2005 as compared to the year ended December 31, 2004. These increases were partially offset by a $16.6 million (7%) decrease in sales of golf balls due to a decline in Top-Flite golf ball sales during the year. The overall increase in net sales during 2005 is generally attributable to favorable consumer acceptance of the Company’s Callaway Golf and Odyssey products launched during 2005.

Net sales information by product category is summarized as follows:

	Year Ended December 31,		Growth (Decline)
	2005	2004	Dollars	Percent
	($ in millions)
Net Sales:
Driver and fairway woods	$241.3	$238.6	$2.7	1%
Irons	316.5	259.1	57.4	22%
Putters	109.3	100.5	8.8	9%
Golf balls	214.7	231.3	(16.6)	(7)%
Accessories and other	116.3	105.1	11.2	11%

	$998.1	$934.6	$63.5	7%

The $2.7 million (1%) increase in net sales of drivers and fairway woods to $241.3 million for the year ended December 31, 2005 resulted from increased sales volumes almost entirely offset by lower average selling prices in 2005 compared to the prior year. The majority of this increase related to sales of the Company’s new 2005 products including new Callaway titanium drivers, multi-material driver and fairway woods products and hybrid woods products as well as an increase in sales of the Company’s new 2005 Ben Hogan drivers and fairway woods products, which were all introduced during 2005. This increase was partially offset by a decline in sales of the Company’s older multi-material and titanium driver products, steel fairway woods products and titanium fairway woods products, which were expected as the Company’s products generally sell better in their first year after introduction and 2005 is the second year in the life cycles of these products.

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

The $8.8 million (9%) increase in net sales of putters to $109.3 million for the year ended December 31, 2005 is attributable to the current year introduction of the Odyssey White Steel and Dual Force 2 putters and the Callaway Golf I-Trax Putter, partially offset by decreased sales of the Company’s older putter models which were in the second and third years of their product life cycles.

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
	($ in millions)
Net Sales:
United States	$563.0	$546.2	$16.8	3%
Europe	166.2	169.5	(3.3)	(2)%
Japan	103.4	70.5	32.9	47%
Rest of Asia	66.9	51.7	15.2	29%
Other foreign countries	98.6	96.7	1.9	2%

	$998.1	$934.6	$63.5	7%

Net sales in the United States increased $16.8 million (3%) to $563.0 million during 2005 compared to 2004. In addition, the Company’s sales in regions outside of the United States increased $46.7 million (12%) to $435.1 million during 2005 compared to 2004. This increase in international sales is primarily attributable to a $48.1 million (39%) increase in sales in Japan and the rest of Asia due to favorable consumer acceptance of the Company’s new products launched in those regions during 2005. These increases were partially offset by a $3.3 million (2%) decrease in sales in Europe, primarily attributable to the Company’s failure to supply sufficient product to satisfy demand in that region during the first half of 2005 which was tempered by the increase in sales experienced during the third quarter of 2005. The Company’s net sales were also positively affected by changes in foreign currency rates. See above, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

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

Selling expenses increased $27.0 million (10%) in 2005 to $290.1 million from $263.1 million in 2004. As a percentage of sales, selling expenses increased to 29% in 2005 compared to 28% in 2004. This increase was primarily due to increases in tour and promotional expenses of $17.5 million and advertising expense of $3.8 million in 2005 compared to 2004. These increases were primarily due to costs associated with brand investment, increased marketing expenses in support of new product launches and expenses associated with successful tour player performance. Additionally, the Company incurred selling expenses of $2.1 million related to the Top-Flite Integration and $4.4 million related to the 2005 Restructuring Initiatives. In 2004, the Company incurred selling expenses of $4.4 million related to the Top-Flite Integration.

General and administrative expenses decreased $9.8 million (11%) in 2005 to $80.1 million from $89.9 million in 2004. As a percentage of sales, general and administrative expenses decreased to 8% in 2005 from 10% in 2004. This decrease was primarily due to a decrease in legal expense of $7.2 million due to the fact that the Company incurred significant litigation expense in 2004 to defend certain suits which have since been resolved. In addition, during 2004, the Company incurred higher fees in connection with the settlement of certain litigation. The decrease in general and administrative expenses was also due to a decline in employee costs of $6.2 million as a result of a reduction in workforce in 2005 compared to 2004. The decrease in employee costs was partially offset by charges of $1.5 million related to employee termination benefits in connection with the 2005 Restructuring Initiatives. Additionally, these decreases were partially offset by an increase of $1.2 million of consulting fees.

Research and development expenses decreased $3.6 million (12%) in 2005 to $27.0 million from $30.6 million in 2004. As a percentage of sales, research and development expenses remained consistent at 3% in both periods. The dollar decrease was primarily due to a decline in employee costs as a result of a reduction in workforce in 2005 compared to 2004.

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

Financial Condition

Cash and cash equivalents decreased by $3.1 million (6%) to $46.4 million at December 31, 2006 from $49.5 million at December 31, 2005. This decrease in cash primarily resulted from cash used in investing activities of $41.6 million partially offset by cash provided by operations of $17.3 million and cash provided by financing activities of $20.1 million. Cash used in investing activities was primarily due to capital expenditures of $32.5 million as well as cash used in connection with the Company’s investment in Golf Entertainment International Limited of $10.0 million (see Note 3 “Investments” to the Consolidated Financial Statements). Cash flows provided by operating activities for 2006 primarily reflect net income of $23.3 million, adjusted for depreciation and amortization of $32.3 million and non-cash compensation of $11.9 million partially offset by a $16.8 million increase in inventory and a $12.1 million increase in accounts receivable (see discussion below). Cash provided by financing activities is primarily attributable to an increase in net borrowings under the Company’s line of credit in the amount of $80.0 million as well as $9.6 million related to the issuance of Common Stock under employee benefit plans during the period. These financing cash inflows were partially offset by $52.9 million of cash paid for the acquisition of stock under the November 2005 and June 2006 repurchase programs and $19.2 million of dividends paid during the period.

The Company’s net accounts receivable increased $20.1 million to $118.1 million at December 31, 2006 from $98.1 million at December 31, 2005. This increase is primarily due to a $25.4 million increase in sales during the fourth quarter of 2006 compared to the same quarter of the prior year. The Company’s consolidated days sales outstanding (“DSO”) increased to 61 days as of December 2006 as compared to 59 days as of December 2005.

The Company’s net inventory increased $23.5 million to $265.1 million at December 31, 2006 from $241.6 million at December 31, 2005. The increase in net inventory is primarily attributable to three drivers in the product line for 2007, two of which are premium priced. In addition, the inventory balance as of the end of 2006 includes pre-launch inventory levels of the Company’s new irons products as well as higher levels of putters and accessories associated with 2007 product launches. As part of the Company’s gross margin initiatives, the Company plans to review component lead times as well as its internal supply chain process which is anticipated to result in lower inventory levels in future periods.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities in effect from time to time. The Company currently expects this to continue. Effective February 15, 2007, the Company, Bank of America, N.A., and certain other lenders party to the Company’s November 5, 2004 Amended and Restated Credit Agreement entered into a Third Amendment to the Amended and Restated Credit Agreement (as amended, the “Line of Credit”), to provide for modification of the financial covenants, the release of all collateral with respect to the obligations under the Line of Credit, the reduction of commitment fee margins and interest rate margins and certain other changes favorable to the Company. The amendment also extends the term of the Line of Credit to expire on February 15, 2012.

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability is effectively limited by the financial covenants contained therein. As of December 31, 2006 and February 15, 2007, the maximum amount that could be borrowed under the Line of Credit was approximately $215.9 million, of which $80.0 million was outstanding at December 31, 2006.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 10.0 to 25.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters earnings’ before interest, income taxes, depreciation and amortization, as well as other non-cash expense and income items (EBITDA) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

The Line of Credit requires the Company to meet certain financial covenants and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of December 31, 2006, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit were $1.6 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1.1 million as of December 31, 2006, of which $0.3 million were included in prepaid and other current assets and $0.8 million in other long-term assets in the accompanying consolidated balance sheet.

Share Repurchases

In November 2005, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $50.0 million over a three year period. In June 2006, the Company announced that the Board of Directors authorized a new $50.0 million stock repurchase program, which remains in effect until completed or otherwise terminated by the Board of Directors. The November 2005 combined with the June 2006 stock repurchase programs supersede all prior stock repurchase authorizations. During 2006, the Company repurchased 3,457,000 shares of its Common Stock at an average cost per share of $15.29. As of December 31, 2006, the Company completed the November 2005 repurchase program and is authorized to repurchase up to $47.1 million of its Common Stock under the June 2006 repurchase program.

During 2006, the Company reacquired 10,500 shares of its Common Stock at an average cost per share of $12.86 through the withholding of shares in satisfaction of employee tax obligations related to the vesting of Restricted Stock awards. There were no share repurchases during the fourth quarter of 2006. The Company’s repurchases of shares of Common Stock are recorded at the average cost of the Common Stock held in treasury and result in a reduction of shareholder’s equity.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of December 31, 2006 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Line of credit	$80.0	80.0	$—	$—	$—
Operating leases(1)	22.7	6.0	5.9	3.8	7.0
Unconditional purchase obligations(2)	126.8	60.7	60.7	2.9	2.5
Deferred compensation(3)	7.2	0.5	0.8	0.4	5.5
Investment commitments (4)	2.0	2.0	—	—	—

Total(5)	$238.7	$149.2	$67.4	$7.1	$15.0

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under noncancelable operating leases and include operating leases assumed as part of the Top-Flite Acquisition.
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
(3)	The Company has an unfunded, nonqualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $8.6 million at December 31, 2006. The liability for the deferred compensation is included in long-term liabilities and was $7.2 million at December 31, 2006.
(4)	The amount is in connection with the Company’s investment in Qingdao Suntech Sporting Goods Company Limited. See Note 3 “Investments” to the Consolidated Financial Statements.
(5)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated and, therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. See below, Note 15 “Commitments and Contingencies—Supply of Electricity and Energy Contracts” to the Consolidated Financial Statements.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2006 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 15 to the Company’s Consolidated Financial Statements.

Sufficiency of Liquidity

Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its Line of Credit, will be sufficient to finance current operating requirements, planned capital expenditures, contractual obligations and commercial commitments, for at least the next 12 months. There can be no assurance, however, that future industry- specific or other developments, general economic trends or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see above, “Certain Factors Affecting Callaway Golf Company” contained in Item IA).

Capital Resources

The Company does not currently have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

At December 31, 2006, the Company had total outstanding commitments on non-cancelable operating leases of approximately $22.7 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 10 years expiring at various dates through July 2014, with options to renew at varying terms.

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

At December 31, 2006, 2005 and 2004, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $32.5 million, $35.6 million and $52.7 million, respectively. At December 31, 2006, 2005 and 2004, there were no foreign exchange contracts designated as cash flow hedges.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2006 through its derivative financial instruments. The estimated maximum one-day loss from the Company’s foreign currency derivative financial instruments, calculated using the sensitivity analysis model described above is $3.1 million at December 31, 2006. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $3.1 million at December 31, 2006 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged. The sensitivity analysis model is a risk analysis tool and does not purport to represent actual losses in earnings that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market rates. It also does not represent the maximum possible loss that may occur. Actual future gains and losses will differ from those estimated because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its Line of Credit (see Note 8 to the Company’s Consolidated Condensed Financial Statements). Outstanding borrowings accrue interest at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the estimated potential cash flows impact would be approximately $0.5 million in additional interest expense if interest rates were to increase by 10% over a twelve month period.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, together with the reports of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-40.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2006, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework. Based on that assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on the COSO criteria.

Changes in Internal Control over Financial Reporting. As previously reported, in July 2006, the Company conducted an annual physical count of its inventory located at its golf ball manufacturing facility in Chicopee, Massachusetts. As a result of this physical count, the Company determined that the carrying value of its work-in-process inventory at this facility was overstated and the resulting adjustment was recorded in the financial statements for the period ended June 30, 2006. As such, the Company determined that there was a material weakness in certain internal controls over work-in-process inventory at the Company’s golf ball manufacturing facility and that the Company’s disclosure controls and procedures were thus ineffective as of June 30, 2006. During the quarter ended September 30, 2006, the Company implemented corrective actions designed to remediate the ineffective internal controls as well as enhance the overall inventory control environment. These remediation efforts included modifications to the enterprise software system, additional training of plant personnel, and increased audit and monitoring of the internal controls over work-in-process inventory at the Company’s golf ball manufacturing facility. The Company carried out an evaluation of the effectiveness of these newly implemented controls and concluded that the material weakness described above has been remediated and that all newly implemented controls were effective as of September 30, 2006.

During the year ended December 31, 2006, other than the changes described in the paragraph above, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Callaway Golf Company

Carlsbad, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A, that Callaway Golf Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated February 27, 2007, expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 27, 2007

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 4 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Commission within 120 days after the end of fiscal year 2006 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11. Executive Compensation

The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Report of the Compensation and Management Succession Committee on Executive Compensation” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2006 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 will be included in Item 5 of this report and the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal year 2006 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers—Compensation Committee Interlocks and Insider Participation” and “Board of Directors and Corporate Governance” to be filed with the Commission within 120 days after the end of fiscal year 2006 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of fiscal year 2006 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-40:

Consolidated Balance Sheets as of December 31, 2006 and 2005;

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004;

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004;

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004;

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

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

Executive Compensation Contracts/Plans

10.1	Executive Officer Employment Agreement, entered into as of July 29, 2005, between the Company and George Fellows, incorporated herein by this reference in Exhibit 10.55 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 4, 2005 (file no. 1-10962).

10.2	Restricted Stock Grant Agreement, effective as of August 1, 2005, between the Company and George Fellows, incorporated herein by this reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Commission on October 27, 2005 (file no. 1-10962).

10.3	Notice of Grant of Stock Option and Option Agreement, effective as of August 1, 2005, between the Company and George Fellows, incorporated herein by this reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Commission on October 27, 2005 (file no. 1-10962).

10.4	Executive Officer Employment Agreement, entered into as of December 20, 2005, between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 22, 2005 (file no. 1-10962).

10.5	Executive Officer Employment Agreement, entered into as of December 20, 2005, between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 22, 2005 (file no. 1-10962).

10.6	Executive Officer Employment Agreement, entered into as of December 20, 2005, between the Company and Robert A. Penicka, incorporated herein by this reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 22, 2005 (file no. 1-10962).

10.7	Officer Employment Agreement, entered into as of July 20, 2006, between the Company and Thomas Yang, incorporated herein by this reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 26, 2006 (file no. 1-10962).

10.8	Officer Employment Agreement, entered into as of August 1, 2006, between the Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 7, 2006 (file no. 1-10962).

10.9	Form of Notice of Grant of Stock Option and Option Agreement, incorporated herein by this reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.10	Form of Restricted Stock Unit Grant, incorporated herein by this reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.11	Form of Performance Unit Grant, incorporated herein by this reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.12	Performance Unit Program, incorporated herein by this reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.13	Form of Notice of Grant of Stock Option and Option Agreement for Non-Employee Directors, incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.14	Form of Non-Employee Director Restricted Stock Unit Grant Agreement. †

10.15	Callaway Golf Company 2004 Equity Incentive Plan, incorporated herein by this reference to Exhibit B to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on April 20, 2004 (file no. 1-10962).

10.16	Amended and Restated 2001 Non-Employee Directors Stock Incentive Plan, incorporated herein by this reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 9, 2006 (file no. 1-10962).

10.17	Callaway Golf Company Non-Employee Directors Stock Option Plan (as amended and restated August 15, 2000), incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.18	Callaway Golf Company 1998 Stock Incentive Plan (as amended and restated August 15, 2000), incorporated herein by this reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.19	Amended and Restated 1996 Stock Option Plan (as amended and restated May 3, 2000), incorporated herein by this reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).

10.20	Callaway Golf Company 1995 Stock Incentive Plan (as amended and restated November 7, 2001), incorporated herein by this reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).

10.21	Callaway Golf Company 1991 Stock Incentive Plan (as amended and restated August 2000), incorporated herein by this reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.22	2005 Callaway Golf Company Executive Deferred Compensation Plan (Master Plan Document), incorporated herein by this reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.23	Callaway Golf Company Executive Deferred Compensation Plan, as amended and restated, effective May 6, 2002, incorporated herein by this reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.24	Trust Agreement for the Callaway Golf Company Executive Deferred Compensation Plans, incorporated herein by this reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.25	Callaway Golf Company Employee Stock Purchase Plan (as Amended and Restated Effective as of February 1, 2006) ), incorporated herein by this reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.26	Indemnification Agreement, dated April 7, 2004, between the Company and Anthony S. Thornley, incorporated herein by this reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.27	Indemnification Agreement, dated as of April 21, 2003, between the Company and Samuel H. Armacost, incorporated herein by this reference to Exhibit 10.57 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.28	Indemnification Agreement, dated as of April 21, 2003, between the Company and John C. Cushman, III, incorporated herein by this reference to Exhibit 10.58 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.29	Indemnification Agreement, effective June 7, 2001, between the Company and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).

10.30	Indemnification Agreement, dated July 1, 1999, between the Company and Yotaro Kobayashi, incorporated herein by this reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

10.31	Indemnification Agreement, dated July 1, 1999, between the Company and Richard L. Rosenfield, incorporated herein by this reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

Other Contracts

10.32	Third Amendment to Amended and Restated Credit Agreement dated as of February 15, 2007 by and among Callaway Golf Company, Bank of America, N.A. (as Administrative Agent, Swing Line Lender and L/C Issuer), and certain other lenders named therein, incorporated herein by this reference to Exhibit 10.64 to the Company’s Current Report on Form 8-K, dated as of February 15, 2007, as filed with the Commission on February 21, 2007 (file no. 1-10962).

10.33	Second Amendment to Amended and Restated Credit Agreement dated as of January 23, 2006 between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party to the Amended and Restated Credit Agreement dated November 5, 2004, incorporated herein by this reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K, dated as of January 23, 2006, as filed with the Commission on January 27, 2006 (file no. 1-10962).

10.34	First Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2005, between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party to the Amended and Restated Credit Agreement dated November 5, 2004, incorporated herein by this reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K, dated as of March 31, 2005, as filed with the Commission on April 6, 2005 (file no. 1-10962).

10.35	Amended and Restated Credit Agreement, dated as of November 5, 2004, between the Company and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Banc of America Securities LLC, as Sole Lead Manager and Sole Book Manager, and the other lenders party to the Amended and Restated Credit Agreement, incorporated herein by this reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 9, 2004 (file no. 1-10962).

10.36	Master Energy Purchase and Sale Agreement and related Confirmation letter, each entered into as of April 12, 2001, between the Company and Enron Energy Services, Inc., incorporated herein by this reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 14, 2001 (file no. 1-10962).

10.37	Amendment No. 3 to Trust Agreement, effective as of November 1, 2005, by the Company with the consent of Union Bank of California, N.A., incorporated herein by this reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.38	Amendment No. 2 to Trust Agreement, effective as of October 21, 2004, by the Company with the consent of Arrowhead Trust Incorporated, incorporated herein by this reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.39	Amendment No. 1 to Trust Agreement, effective as of June 29, 2001, by the Company with the consent of Arrowhead Trust Incorporated, incorporated herein by this reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.40	Assignment and Assumption Agreement, effective as of January 1, 2006, among the Company, Arrowhead Trust Incorporated and Union Bank of California, N.A., incorporated herein by this reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.41	Assignment and Assumption Agreement, effective as of April 24, 2000, among the Company, Sanwa Bank California and Arrowhead Trust Incorporated, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).

10.42	Trust Agreement, dated July 14, 1995, between the Company and Sanwa Bank California, as Trustee, for the benefit of participating employees, incorporated herein by this reference to Exhibit 10.45 to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Commission on November 14, 1995 (file no. 1-10962).

21.1	List of Subsidiaries.†

23.1	Consent of Deloitte & Touche LLP.†

24.1	Form of Limited Power of Attorney.†

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Included in this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/S/ GEORGE FELLOWS
George Fellows President and Chief Executive Officer

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of

Principal Executive Officer:

/s/ GEORGE FELLOWS George Fellows	President and Chief Executive Officer, Director	February 27, 2007

Principal Financial Officer and Principal Accounting Officer:

/s/ BRADLEY J. HOLIDAY Bradley J. Holiday	Senior Executive Vice President and Chief Financial Officer	February 27, 2007

Directors:

* Samuel H. Armacost	Director	February 27, 2007

* Ronald S. Beard	Chairman of the Board	February 27, 2007

* John C. Cushman, III	Director	February 27, 2007

* Yotaro Kobayashi	Director	February 27, 2007

* Richard L. Rosenfield	Director	February 27, 2007

* Anthony S. Thornley	Director	February 27, 2007

*By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday Attorney-in-fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Callaway Golf Company

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item (15)a2. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Callaway Golf Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 12 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006 as a result of adopting Statement of Financial Accounting Standards No. 123(R), “Share-based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 27, 2007

CALLAWAY GOLF COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$46,362	$49,481
Accounts receivable, net	118,133	98,082
Inventories, net	265,110	241,577
Deferred taxes	32,813	30,449
Income taxes receivable	9,094	2,026
Other current assets	21,688	16,975

Total current assets	493,200	438,590
Property, plant and equipment, net	131,224	127,739
Intangible assets, net	144,326	146,123
Goodwill	30,833	29,068
Deferred taxes	18,821	6,516
Other assets	27,543	16,462

	$845,947	$764,498

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$111,360	$102,134
Accrued employee compensation and benefits	18,731	24,783
Accrued warranty expense	13,364	13,267
Bank line of credit	80,000	—
Capital leases	—	21

Total current liabilities	223,455	140,205
Long-term liabilities:
Deferred compensation	7,210	8,323
Energy derivative valuation account	19,922	19,922
Deferred taxes	16,256	—
Minority interest in consolidated subsidiary	1,987	—
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at December 31, 2006 and 2005	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 85,096,782 shares and 84,950,694 shares issued at December 31, 2006 and 2005, respectively	851	850
Additional paid-in capital	402,628	393,676
Unearned compensation	(3,566)	(9,014)
Retained earnings	435,074	430,996
Accumulated other comprehensive income	11,135	3,377
Less: Grantor Stock Trust held at market value, 5,184,601 shares and 5,954,747 shares at December 31, 2006 and 2005, respectively	(74,710)	(82,414)
Less: Common Stock held in treasury, at cost, 11,957,968 shares and 8,500,811 shares at December 31, 2006 and 2005, respectively	(194,295)	(141,423)

Total shareholders’ equity	577,117	596,048

	$845,947	$764,498

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006		2005		2004
Net sales	$1,017,907	100%	$998,093	100%	$934,564	100%
Cost of sales	619,832	61%	583,679	58%	575,742	62%

Gross profit	398,075	39%	414,414	42%	358,822	38%
Selling expenses	254,526	25%	290,074	29%	263,089	28%
General and administrative expenses	79,709	8%	80,145	8%	89,878	10%
Research and development expenses	26,785	3%	26,989	3%	30,557	3%

Total operating expenses	361,020	35%	397,208	40%	383,524	41%
Income (loss) from operations	37,055	4%	17,206	2%	(24,702)	(3)%
Interest and other income (expense), net	3,364		(390)		1,934
Interest expense	(5,421)		(2,279)		(945)

Income (loss) before income taxes	34,998	3%	14,537	1%	(23,713)	(3)%
Provision for (benefit from) income taxes	11,708		1,253		(13,610)

Net income (loss)	$23,290	2%	$13,284	1%	$(10,103)	(1)%

Earnings (loss) per common share:
Basic	$0.34		$0.19		$(0.15)
Diluted	$0.34		$0.19		$(0.15)
Common equivalent shares:
Basic	67,732		68,646		67,721
Diluted	68,503		69,239		67,721

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$23,290	$13,284	$(10,103)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,274	38,260	51,154
Noncash compensation	11,921	6,527	1,741
Loss on disposal of long-lived assets	1,135	4,031	7,669
Deferred taxes	979	(3,906)	7,707
Tax benefit from exercise of stock options	—	2,408	2,161
Net noncash foreign currency hedging loss	—	—	1,811
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(12,128)	2,296	(1,048)
Inventories, net	(16,842)	(65,595)	10,299
Other assets	(4,475)	7,583	1,554
Accounts payable and accrued expenses	(4,525)	32,423	(17,122)
Accrued employee compensation and benefits	(6,376)	5,121	(5,895)
Accrued warranty expense	98	1,224	(584)
Income taxes receivable and payable	(6,936)	26,676	(40,711)
Other liabilities	(1,128)	(351)	(273)

Net cash provided by operating activities	17,287	69,981	8,360

Cash flows from investing activities:
Capital expenditures	(32,453)	(33,942)	(25,809)
Investment in golf related ventures	(10,008)	—	—
Proceeds from sale of capital assets	469	1,363	431
Acquisitions, net of cash acquired	374	—	(9,204)

Net cash used in investing activities	(41,618)	(32,579)	(34,582)

Cash flows from financing activities:
Issuance of common stock	9,606	14,812	20,311
Acquisition of treasury stock	(52,872)	(39)	(6,298)
Dividends paid, net	(19,212)	(19,557)	(19,069)
Proceeds from (payments on) line of credit, net	80,000	(13,000)	13,000
Minority interest in consolidated subsidiary	1,987	—	—
Tax benefit from exercise of stock options	578	—	—
Other financing activities	(16)	(44)	—

Net cash provided by (used in) financing activities	20,071	(17,828)	7,944

Effect of exchange rate changes on cash and cash equivalents	1,141	(1,750)	2,595

Net increase (decrease) in cash and cash equivalents	(3,119)	17,824	(15,683)
Cash and cash equivalents at beginning of year	49,481	31,657	47,340

Cash and cash equivalents at end of year	$46,362	$49,481	$31,657

Supplemental disclosures (See Note 4 for acquisition-related disclosures):
Cash paid for interest and fees	$(4,502)	$(2,096)	$(1,384)
Cash paid for income taxes	$(18,859)	$(24,837)	$(17,379)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Grantor Stock Trust	Treasury Stock		Total	Comprehensive Income (Loss)
	Shares	Amount						Shares	Amount
Balance, December 31, 2003	83,710	$837	$400,939	$—	$466,441	$2,890	$(146,638)	(8,145)	$(135,086)	$589,383	$52,260

Exercise of stock options	23	—	(3,532)	—	—	—	19,186	—	—	15,654
Tax benefit from exercise of stock options	—	—	2,161	—	—	—	—	—	—	2,161
Issuance of Restricted Common Stock	1,053	11	14,290	(14,301)	—	—	—	—	—	—
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(353)	(6,298)	(6,298)
Compensatory stock and stock options	—	—	2	1,739	—	—	—	—	—	1,741
Employee stock purchase plan	—	—	(1,302)	—	—	—	5,959	—	—	4,657
Cash dividends	—	—	—	—	(21,176)	—	—	—	—	(21,176)
Dividends on shares held by Grantor Stock Trust	—	—	—	—	2,107	—	—	—	—	2,107
Adjustment of Grantor Stock Trust shares to market value	—	—	(24,608)	—	—	—	24,608	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	4,252	—	—	—	4,252	$4,252
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	3,939	—	—	—	3,939	3,939
Net loss	—	—	—	—	(10,103)	—	—	—	—	(10,103)	(10,103)

Balance, December 31, 2004	84,786	$848	$387,950	$(12,562)	$437,269	$11,081	$(96,885)	(8,498)	$(141,384)	$586,317	$(1,912)

Exercise of stock options	5	—	(1,452)	—	—	—	12,349	—	—	10,897
Tax benefit from exercise of stock options	—	—	2,408	—	—	—	—	—	—	2,408
Issuance of Restricted Common Stock	160	2	2,387	(2,389)	—	—	—	—	—	—
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(3)	(39)	(39)
Compensatory stock and stock options	—	—	590	5,937	—	—	—	—	—	6,527
Employee stock purchase plan	—	—	(1,432)	—	—	—	5,347	—	—	3,915
Cash dividends	—	—	—	—	(19,557)	—	—	—	—	(19,557)
Adjustment of Grantor Stock Trust shares to market value	—	—	3,225	—	—	—	(3,225)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	(5,724)	—	—	—	(5,724)	$(5,724)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(1,980)	—	—	—	(1,980)	(1,980)
Net income	—	—	—	—	13,284	—	—	—	—	13,284	13,284

Balance, December 31, 2005	84,951	$850	$393,676	$(9,014)	$430,996	$3,377	$(82,414)	(8,501)	$(141,423)	$596,048	$5,580

Reclass due to adoption of SFAS 123R	—	—	(2,382)	2,382	—	—	—	—	—	—
Exercise of stock options	—	—	(1,053)	—	—	—	7,134	—	—	6,081
Tax benefit from exercise of stock options	—	—	578	—	—	—	—	—	—	578
Issuance of Restricted Common Stock	146	1	(1)	—	—	—	—	—	—	—
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(3,457)	(52,872)	(52,872)
Compensatory stock and stock options	—	—	8,855	3,066	—	—	—	—	—	11,921
Employee stock purchase plan	—	—	(533)	—	—	—	4,058	—	—	3,525
Cash dividends	—	—	—	—	(19,212)	—	—	—	—	(19,212)
Adjustment of Grantor Stock Trust shares to market value	—	—	3,488	—	—	—	(3,488)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	7,758	—	—	—	7,758	$7,758
Net income	—	—	—	—	23,290	—	—	—	—	23,290	23,290

Balance, December 31, 2006	85,097	$851	$402,628	$(3,566)	$435,074	$11,135	$(74,710)	(11,958)	$(194,295)	$577,117	$31,048

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls. The Company also sells golf accessories such as footwear, golf bags, golf gloves, golf headwear, golf towels and golf umbrellas. The Company generally sells its products to golf retailers (including pro shops at golf courses and off course retailers), sporting goods retailers and mass merchants, directly and through its wholly owned subsidiaries, and to third party distributors in the United States and in over 100 countries around the world. The Company also sells pre-owned Callaway Golf products through its website, www.callawaygolfpreowned.com. In addition, the Company licenses its name for apparel, watches, travel gear, eyewear and other golf accessories.

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

Revenue Recognition

Sales are recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” as products are shipped to customers, net of an allowance for sales returns and sales programs. The criteria for recognition of revenue is when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable and collectability is reasonably assured. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs.

Amounts billed to customers for shipping and handling are included in net sales and costs incurred related to shipping and handling are included in cost of sales.

Royalty income is recorded as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements (see Note 17). Royalty income for 2006, 2005 and 2004 was $8,292,000, $7,080,000 and $4,132,000, respectively.

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

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Beginning balance	$13,267	$12,043	$12,627
Provision	11,696	10,965	10,930
Claims paid/costs incurred	(11,599)	(9,741)	(11,514)

Ending balance	$13,364	$13,267	$12,043

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables and payables, forward foreign currency exchange contracts (see Note 9) and its financing arrangements (see Note 8). The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates.

Advertising Costs

The Company advertises primarily through television and print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2006, 2005 and 2004 were $47,599,000, $60,404,000 and $56,585,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs for 2006, 2005 and 2004 were $26,785,000, $26,989,000 and $30,557,000, respectively.

Foreign Currency Translation and Transactions

The Company’s foreign subsidiaries utilize their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into United States dollars using the current exchange rate at the balance sheet date for assets and liabilities and at the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in shareholders’ equity. Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur or, for hedging contracts, when the underlying hedged transaction affects earnings. The Company recorded net foreign currency transaction gains of $251,000 and $744,000 in 2006 and 2004, respectively, and a net foreign currency transaction loss of $2,441,000 in 2005, in interest and other income, net.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives and Hedging

The Company enters into derivative financial instrument contracts only for hedging purposes and accounts for them in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and its amendments SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” The purpose of these derivative instruments is to minimize the variability of cash flows associated with the anticipated transactions being hedged. As changes in foreign currency rates impact the United States dollar value of anticipated transactions, the fair value of the forward contracts also changes, offsetting foreign currency rate fluctuations. Changes in the fair value of derivatives are recorded each period in income or other comprehensive income, depending on whether the derivatives are designated as hedges and, if so, the types and effectiveness of hedges. Additional information about the Company’s use of derivative instruments is presented in Note 9.

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the sum of the weighted-average number of common shares outstanding during the period, plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan and Restricted Stock grants to employees and non-employees (see Note 12). Dilutive securities related to the Callaway Golf Company Grantor Stock Trust and the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Under the treasury stock method, the dilutive securities related to the Callaway Golf Company Grantor Stock Trust do not have any impact upon the diluted earnings per common share. Dilutive securities related to the Employee Stock Purchase Plan are calculated by dividing the average withholdings during the period by 85% of the market value at the end of the period. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the years ended December 31, 2006, 2005 and 2004 is presented in Note 10.

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

In connection with the consolidation of Callaway Golf and Top-Flite golf club and golf ball manufacturing and research and development operations, the Company disposed of certain long-lived assets. As a result, the Company reduced the carrying value of its golf ball assets and therefore incurred pre-tax charges to earnings of $44,711,000 in the aggregate, and of $1,122,000, $5,290,000 and $14,219,000 during 2006, 2005 and 2004, respectively.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

Goodwill and intangible assets consist of goodwill, trade names, trademarks, service marks, trade dress, patents and other intangible assets acquired during the acquisition of Odyssey Sports, Inc., the Top-Flite assets, FrogTrader, Inc., the Tour Golf Group assets and certain foreign distributors. See Note 4 for further discussion of the intangible assets acquired in connection with the FrogTrader and Tour Golf Group Acquisitions.

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

Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with SFAS No. 144 discussed above. See Note 7 for further discussion of the Company’s goodwill and intangible assets.

Investments

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at quoted fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are carried at quoted fair value, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated other comprehensive income. Other investments that do not have readily determinable fair values are stated at cost and are reported in other assets. Realized gains and losses are determined using the specific identification method and are included in interest and other income, net.

During 2006, the Company made an investment of approximately $10,008,000 in Golf Entertainment International Limited (“GEI”). The Company accounted for this investment under the cost method in accordance with the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). The Company will monitor the investment for impairment in accordance with APB 18 and Emerging Issues Task Force No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” See Note 3 for further discussion of the Company’s investments.

Share-Based Employee Compensation

Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

In accordance with SFAS 123R, the Company records compensation expense for Restricted Stock Awards and Restricted Stock Units based on the estimated fair value of the award on the date of grant. The estimated fair

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the number of awards expected to vest. The number of awards expected to vest is based on the number of awards granted adjusted by estimated forfeiture rates. The total compensation cost is then recognized ratably over the vesting period.

During 2006, the Company granted Performance Units to certain employees under the Company’s 2004 Equity Incentive Plan. Performance Units are a form of share-based award in which the number of shares ultimately received depends on the Company’s performance against specified performance targets over a three year period ending on December 31, 2008. The estimated fair value of the Performance Units is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the expected number of shares to be issued at the end of the performance period. The compensation cost is then amortized straight-line over the performance period. The Company uses forecasted performance metrics to estimate the number of Performance Units to be issued as well as approval from the Compensation and Management Succession Committee.

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

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries since such amounts are expected to be reinvested indefinitely. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized (see Note 14).

Interest and Other Income, Net

Interest and other income, net primarily includes gains and losses on foreign currency transactions, interest income and gains and losses on investments to fund the deferred compensation plan. The components of interest and other income, net are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Foreign currency gains (losses)	$251	$(2,441)	$744
Interest income	1,329	900	745
Gains on deferred compensation plan assets	1,776	1,209	360
Other	8	(58)	85

	$3,364	$(390)	$1,934

Other Accumulated Comprehensive Income

Components of comprehensive income are reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income, unrealized gains on cash flow hedges and foreign currency translation adjustments. Since the Company has met the indefinite

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reversal criteria, it does not accrue income taxes on foreign currency translation adjustments. During 2005 and 2006, no gains or losses were reclassified to earnings as a result of the discontinuance of cash flow hedges. The components of accumulated other comprehensive income are as follows:

	December 31,
	2006	2005
Unrealized gain on cash flow hedges	$—	$290
Equity adjustment from foreign currency translation	11,135	3,087

	$11,135	$3,377

Segment Information

The Company’s operating segments are organized on the basis of products and consist of Golf Clubs and Golf Balls. The Golf Clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, other golf-related accessories and royalty and other income. The Golf Balls segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan golf balls that are designed, manufactured and sold by the Company. The Company also discloses information about geographic areas. This information is presented in Note 16.

Diversification of Credit Risk

The Company’s financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents, trade receivables and foreign currency contracts.

The Company historically invests its excess cash in money market accounts and short-term U.S. Government securities and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

The Company operates in the golf equipment industry and primarily sells its products to golf equipment retailers (including pro shops at golf courses and off course retailers), sporting goods retailers and mass merchants, directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. Managing customer-related credit risk is more difficult in regions outside of the United States. During 2006, 2005 and 2004, approximately 44%, 44% and 42%, respectively, of the Company’s net sales were made in regions outside of the United States. An adverse change in either economic conditions abroad or in the Company’s relationship with significant foreign retailers could significantly increase the Company’s credit risk related to its international operations.

From time to time, the Company enters into foreign currency exchange contracts and put or call options for the purpose of hedging foreign exchange rate exposures on existing or anticipated transactions. In the event of a failure to honor one of these contracts by one of the banks with which the Company has contracted, management believes any loss would be limited to the exchange rate differential from the time the contract was made until the time it was settled.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This new guidance addresses how a registrant should quantify the effect of errors on the financial statements based on their impact to both the balance sheet and the income statement in order to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements and errors that were not deemed material under a prior approach but are material under the SAB 108 approach. The application of SAB 108 did not have an effect on the Company’s consolidated financial position or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for the Company beginning January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

Reclassifications

In accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), income taxes recognized on intercompany profits in inventory should be classified as prepaid taxes and relieved once inventory is sold to third parties. Historically, the Company classified income taxes on intercompany profits in inventory as deferred taxes. As a result, the Company reclassified approximately $7,743,000 from deferred taxes to prepaid taxes and as such has been reflected in other current assets in the Consolidated Condensed Balance Sheet as of December 31, 2005, as required by ARB 51.

Note 3. Investments

Investment in Golf Entertainment International Limited Company

During the fourth quarter of 2006, the Company made an investment in Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. In connection with the investment, the Company acquired Preferred Shares of GEI for approximately $9,630,000 and provided GEI with debt

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financing of $378,000, which the Company has the option to convert into additional Preferred Shares of GEI. The Company accounts for this investment under the cost method in accordance with the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and reflected the balance in other long-term assets in the accompanying consolidated balance sheet as of December 31, 2006.

In addition, the Company and GEI entered into a Preferred Partner Agreement under which the Company is granted preferred signage rights, the option to supply golf balls for the TopGolf driving ranges, rights as the preferred supplier of golf products at prices no less than those paid by the Company’s customers used or offered for use at TopGolf facilities, preferred retail positioning in the TopGolf retail store, access to consumer information obtained by TopGolf, and other rights incidental to those listed.

Investment in Qingdao Suntech Sporting Goods Limited Company

In October of 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech will manufacture and supply certain golf balls solely for and to the Company. Suntech is a wholly owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”), which is jointly owned by Qindgao Sunwoo Sporting Goods Limited Company and another third party (collectively “Sunwoo”). In connection with the agreement, the Company will provide Suntech with the golf ball raw materials, packing materials, molds, tooling, as well as the manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech will provide the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company holds over the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated financial statements as of December 31, 2006 in accordance with the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". The Company does not anticipate that the consolidation of the Suntech financial results will have a material impact on its consolidated financial statements.

In addition, the Company entered into a Loan Agreement which provides that the Company will make certain loans to Mauritius for the capitalization of the manufacturing lines operated by Suntech. As of December 31, 2006, the Company loaned Mauritius a total of $2,000,000 and will loan another $2,000,000 during 2007.

Note 4. Business Acquisitions

Tour Golf Group Asset Acquisition

On April 25, 2006, the Company acquired certain assets of Tour Golf Group, Inc. (“TGG”). Over the last four years, prior to the acquisition, TGG sourced, marketed and sold golf shoes bearing Callaway Golf’s trademarks through licensing agreements. In early 2006, TGG informed the Company that it was having financial difficulty. The Company acquired the TGG assets to ensure the continued flow of product and the fulfillment of orders. The Company now designs and sells footwear directly.

The acquisition of certain assets from TGG was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets is $7,704,000, which includes cash paid of approximately $1,196,000, transaction costs of approximately $224,000, assumed inventory payables of approximately $5,413,000 and forgiveness of amounts owed by TGG to the Company of approximately $871,000. The estimated fair value of the assets acquired exceeded the estimated

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aggregate acquisition costs and as such, the Company reduced the carrying value of the acquired long-term assets on a pro rata basis. The company has recorded the fair values of TGG’S patents and other intangible assets based on an assessment from an outside valuation company received during 2006. The allocation of the aggregate purchase price is as follows (in thousands):

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

The FrogTrader acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under SFAS No. 141, the aggregate cost of the acquired stock was $15,175,000, which included transaction costs of approximately $218,000, and was paid entirely in cash. The aggregate acquisition costs exceeded the estimated fair value of the net assets acquired. As a result, the Company has recorded goodwill of $9,429,000, none of which is deductible for tax purposes. Changes in goodwill during the years ended December 31, 2006 and 2005 consisted of approximately $307,000 and $24,000, respectively, in order to account for differences between the assigned values of assets and liabilities acquired and the final tax bases of those assets and liabilities. The Company has recorded the fair values of FrogTrader’s internally developed software and certain customer information based on an assessment from an outside valuation company received during 2004. The allocation of the aggregate acquisition costs is as follows (in thousands):

Assets Acquired:
Cash	$5,971
Accounts receivable	85
Inventory	1,962
Other current assets	1,475
Property, plant and equipment	258
Internally developed software	1,200
Customer lists	700
Goodwill (Note 7)	9,429
Liabilities:
Current liabilities	(5,899)
Long-term liabilities	(6)

Total net assets acquired	$15,175

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Restructuring and Integration Initiatives

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

In connection with the 2005 Restructuring Initiatives, the Company committed to staff reductions that involved the elimination of approximately 500 positions worldwide, including full-time and part-time employees, temporary staffing and open positions. Most of the employee terminations were completed by December 31, 2005 and all such employee terminations were substantially completed by December 31, 2006. During 2005, the Company recorded charges to cost of sales, selling expense, general and administrative expense, and research and development expense in the aggregate amount of $8,324,000 in connection with the 2005 Restructuring Initiatives. The Company incurred charges of $3,023,000 during 2006 related to the 2005 Restructuring Initiatives.

The activity and liability balances recorded as part of the 2005 Restructuring Initiatives were as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Charges to cost and expense	$7,119	$1,205	$8,324
Non-cash items	—	(1,024)	(1,024)
Cash payments	(3,682)	(181)	(3,863)

Restructuring balance, December 31, 2005	$3,437	$—	$3,437
Charges to cost and expense	2,507	516	3,023
Non-cash items	—	(216)	(216)
Cash payments	(3,798)	(300)	(4,098)

Restructuring balance, December 31, 2006	$2,146	$—	$2,146

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, the Company has incurred in the aggregate approximately $69,032,000 of non-cash charges for acceleration of depreciation on certain golf ball manufacturing equipment and cash charges related to severance and facility consolidations in connection with the Company’s full integration of the Callaway Golf ball manufacturing with the Top-Flite golf ball manufacturing at the Chicopee, Massachusetts and Gloversville, New York locations. The Company recorded charges to pre-tax earnings of $4,039,000, $12,413,000 and $28,500,000 during 2006, 2005 and 2004, respectively. (in thousands):

	Workforce Reductions	Facility and Other	Total
Integration balance, December 31, 2004	$554	$—	$554

Charges to cost and expense	1,241	11,172	12,413
Non-cash payments	—	(7,011)	(7,011)
Cash payments	(1,795)	(2,572)	(4,367)

Integration balance, December 31, 2005	$—	$1,589	$1,589

Charges to cost and expense	—	4,039	4,039
Non-cash payments	—	(1,456)	(1,456)
Cash payments	—	(2,583)	(2,583)

Integration balance, December 31, 2006	$—	$—	$—

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Selected Financial Statement Information

	December 31,
	2006	2005
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$126,672	$106,486
Allowance for doubtful accounts	(8,539)	(8,404)

	$118,133	$98,082

Inventories, net:
Raw materials	$85,798	$84,188
Work-in-process	4,195	5,313
Finished goods	175,117	152,076

	$265,110	$241,577

Property, plant and equipment, net:
Land	$12,815	$12,751
Buildings and improvements	91,477	87,765
Machinery and equipment	135,573	126,074
Furniture, computers and equipment	113,982	107,802
Production molds	38,523	32,008
Construction-in-process	11,157	10,850

	403,527	377,250
Accumulated depreciation	(272,303)	(249,511)

	$131,224	$127,739

Accounts payable and accrued expenses:
Accounts payable	$40,947	$26,524
Accrued expenses	70,413	75,610

	$111,360	$102,134

Accrued employee compensation and benefits:
Accrued payroll and taxes	$7,927	$14,962
Accrued vacation and sick pay	9,600	8,747
Accrued commissions	1,204	1,074

	$18,731	$24,783

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

	Useful Life (Years)	December 31, 2006			December 31, 2005
			Accumulated Amortization	Net Book Value		Accumulated Amortization	Net Book Value
		Gross			Gross
		(In thousands)			(In thousands)
Non-Amortizing:
Trade name, trademark and trade dress	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	3-16	36,459	15,471	20,988	34,045	11,212	22,833
Other	1-9	2,853	1,309	1,544	2,335	839	1,496

Total intangible assets		$161,106	$16,780	$144,326	$158,174	$12,051	$146,123

Aggregate amortization expense on intangible assets was approximately $3,301,000, $3,045,000 and $3,380,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense related to intangible assets at December 31, 2006 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2007	$3,205
2008	3,216
2009	2,991
2010	2,875
2011	2,823
Thereafter	7,422

$22,532

In accordance with SFAS No. 142, the Company has completed its annual impairment tests and fair value analysis for goodwill and other non-amortizing intangible assets, respectively, held throughout the year. There were no impairments or impairment indicators present and no loss was recorded during the year ended December 31, 2006. Changes in goodwill during the years ended December 31, 2006 and 2005 consisted of approximately $307,000 and $24,000, respectively, of goodwill added in connection with the FrogTrader acquisition (see Note 4 “Business Acquisitions”), as well as $1,458,000 and $1,425,000, respectively, related to the effect of fluctuations in exchange rates on goodwill balances held in foreign currencies.

Note 8. Financing Arrangements

The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities in effect from time to time. The Company currently expects this to continue. Effective February 15, 2007, the Company, Bank of America, N.A., and certain other lenders party to the Company’s November 5, 2004 Amended and Restated Credit Agreement entered into a Third Amendment to the Amended and Restated Credit Agreement (as amended, the “Line of Credit”), to provide for modification of the financial covenants, the release of all collateral with respect to the obligations under the Line of Credit, the reduction of

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitment fee margins and interest rate margins and certain other changes favorable to the Company. The amendment also extends the term of the Line of Credit to expire on February 15, 2012.

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability is effectively limited by the financial covenants contained therein. As of December 31, 2006 and February 15, 2007, the maximum amount that could be borrowed under the Line of Credit was approximately $215,900,000, of which $80,000,000 was outstanding at December 31, 2006.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 10.0 to 25.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters earnings’ before interest, income taxes, depreciation and amortization, as well as other non-cash expense and income items (EBITDA) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

The Line of Credit requires the Company to meet certain financial covenants and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of December 31, 2006, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the Second Amendment, were $1,636,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1,075,000 as of December 31, 2006, of which $255,000 was included in prepaid and other current assets and $820,000 in other long-term assets in the accompanying consolidated balance sheet.

Note 9. Derivatives and Hedging

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2006, 2005 and 2004, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $32,470,000, $35,624,000 and $52,736,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. At December 31, 2006, the fair values of foreign currency-related derivatives were recorded as current assets of $219,000 and current liabilities of $58,000. At December 31, 2005, the fair values of foreign currency-related derivatives were recorded as current assets of $512,000 and current liabilities of $511,000. The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same year as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus generally offset these gains and losses. During 2006 and 2004, the Company recorded net losses of $2,064,000 and $4,577,000, respectively, and during 2005, a net gain of $4,222,000, due to net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting. These net realized and unrealized contractual gains and losses are used by the Company to offset actual foreign currency transactional net gains of $2,315,000 and 5,415,000 as of December 31, 2006 and 2004, respectively, and transactional net losses of $6,663,000 as of December 31, 2005. At December 31, 2006, 2005 and 2004, there were no foreign exchange contracts designated as cash flow hedges.

Note 10. Earnings Per Common Share

The schedule below summarizes the elements included in the calculation of basic and diluted earnings (loss) per common share for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Net income (loss)	$23,290	$13,284	$(10,103)

Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	67,732	68,646	67,721
Dilutive securities	771	593	—

Weighted-average shares outstanding—Diluted	68,503	69,239	67,721

Earnings (loss) per common share:
Basic	$0.34	$0.19	$(0.15)
Diluted	$0.34	$0.19	$(0.15)

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported as their effect would be antidilutive. Thus, weighted-average shares outstanding—Diluted is the same as weighted-average shares outstanding—Basic in periods when a net loss is reported. For the years ended December 31, 2006 and 2005, options outstanding totaling approximately 6,447,000 and 7,816,000 shares, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

Note 11. Capital Stock

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

Treasury Stock

In November 2005, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $50,000,000. In June 2006, the Company announced that the Board of Directors authorized a new $50,000,000 stock repurchase program, which remains in effect until completed or otherwise terminated by the Board of Directors. The combined November 2005 and June 2006 stock repurchase programs supersede all prior stock repurchase authorizations. During 2006, the Company repurchased 3,457,000 shares of its Common Stock at an average cost per share of $15.29. As of December 31, 2006, the Company completed the November 2005 repurchase program and is authorized to repurchase up to $47,127,000 of its Common Stock under the June 2006 repurchase program.

During 2006, the Company reacquired 10,500 shares of its Common Stock at an average cost per share of $12.86 through the withholding of shares in satisfaction of employee tax obligations related to the vesting of Restricted Stock awards. There were no share repurchases during the fourth quarter of 2006. The Company’s repurchases of shares of Common Stock are recorded at the weighted average cost of the Common Stock held in treasury and result in a reduction of shareholder’s equity.

Grantor Stock Trust

In July 1995, the Company established the Callaway Golf Company Grantor Stock Trust (the “GST”) for the purpose of funding the Company’s obligations with respect to one or more of the Company’s nonqualified or

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

qualified employee benefit plans. The GST shares are used primarily for the settlement of employee equity-based awards, including stock option exercises and employee stock plan purchases. The existence of the GST will have no impact upon the amount of benefits or compensation that will be paid under the Company’s employee benefit plans. The GST acquires, holds and distributes shares of the Company’s Common Stock in accordance with the terms of the trust. Shares held by the GST are voted in accordance with voting directions from eligible employees of the Company as specified in the GST.

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

The following table presents shares released from the GST for the settlement of employee stock option exercises and employee stock plan purchases for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Employee stock option exercises	468	853	1,109
Employee stock plan purchases	303	369	417

Total shares released from the GST	771	1,222	1,526

Note 12. Share-Based Employee Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology which used the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees or directors had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to the Company’s closing stock price on the date of grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, periods prior to December 31, 2005 are not restated and compensation expense for all share-based

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards outstanding as of the adoption date is based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The valuation provisions of SFAS 123R apply to new share-based awards granted subsequent to December 31, 2005.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee and director share-based awards that were outstanding upon adoption of SFAS 123R.

Stock Plans

As of December 31, 2006, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock/units, performance units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Plan are discretionary, although no participant may receive awards in any one year in excess of 1,000,000 shares. The 2001 Directors Plan permits the granting of stock options, restricted stock and restricted stock units. Directors receive an initial equity award grant not to exceed 20,000 shares upon their initial appointment to the Board and thereafter an annual grant not to exceed 10,000 shares upon being re-elected at each annual meeting of shareholders. The maximum number of shares issuable over the term of the 2004 Plan and 2001 Directors Plan is 8,000,000 shares and 500,000 shares, respectively.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2006:

	Authorized	Available	Outstanding
	(In thousands)
1991 Stock Incentive Plan	10,000	—	100
Promotion, Marketing and Endorsement Stock Incentive Plan	3,560	—	600
1995 Employee Stock Incentive Plan	10,800	—	3,442
1996 Stock Option Plan	9,000	—	2,287
1998 Stock Incentive Plan	500	—	67
2001 Directors Plan	500	260	240
2004 Plan	8,000	1,463	2,601
Non-Employee Directors Stock Option Plan	840	—	120

Total	43,200	1,723	9,457

Stock Options

All stock option grants made under the 2004 Plan and the 2001 Directors Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three year period from the grant date and generally expire up to 10 years after the grant date. The Company

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded $6,122,000 of compensation expense relating to outstanding stock options as of December 31, 2006. The Company was not required to record compensation expense relating to outstanding options prior to the adoption date of SFAS 123R on January 1, 2006.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term and is reduced by an estimate for pre-vesting forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards as a result of termination or failure to satisfy a performance condition. For the year ended December 31, 2006, the average estimated pre-vesting forfeiture rate used was 5.6%. The table below summarizes the average fair value assumptions used in the valuation of stock options granted during the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Dividend yield	2.0%	2.0%	1.9%
Expected volatility	39.5%	42.4%	42.6%
Risk-free interest rate	4.7%	4.2%	2.9%
Expected term	3.2 years	3.6 years	3.1 years

The expected term of the Company’s options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant. The dividend yield is based upon a three-year historical average. The expected volatility is based on the historical volatility, among other factors, of the Company’s stock. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time. Changes in the subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by the employee holding the option.

The following table summarizes the Company’s stock option activities for the year ended December 31, 2006 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	10,294	$17.19
Granted	615	$14.91
Exercised	(467)	$13.01
Forfeited	(153)	$14.32
Expired	(1,010)	$21.40

Outstanding at December 31, 2006	9,279	$16.84	5.64	$5,324
Vested and expected to vest in the future at December 31, 2006	9,184	$16.87	5.55	$5,264
Exercisable at December 31, 2006	7,393	$17.42	5.01	$3,977

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $4.54, $4.13 and $5.17 per share, respectively. The total intrinsic value for options exercised

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the years ended December 31, 2006, 2005 and 2004 was $1,344,000, $1,998,000 and $4,761,000, respectively.

Cash received from the exercise of stock options for the year ended December 31, 2006 was approximately $6,081,000. The Company settles the exercise of stock options through the Callaway Golf Company Grantor Stock Trust (see Note 11—Capital Stock). The actual tax benefit realized (tax expense incurred) for the tax deductions from option exercises for the year ended December 31, 2006 totaled approximately $578,000.

Restricted Stock, Restricted Stock Units and Performance Units

All Restricted Stock, Restricted Stock Units and Performance Units awarded under the 2004 Plan and the Directors Stock Plan are recorded at the Company’s closing stock price on the date of grant. Restricted Stock awards and Restricted Stock Units generally vest over a period of 3 to 5 years. Performance Units generally cliff-vest at the end of a three year performance period. Performance Units are a form of stock-based award in which the number of shares ultimately received depends on the Company’s performance against specified performance targets over a three year period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the target in a range between 50% and 150%. As of December 31, 2006, share-based compensation expense related to Performance Units was calculated based on the specified performance target of 50%. The final performance percentage payout is based upon performance metrics established by the Compensation and Management Succession Committee of the Company’s Board of Directors.

The Company recorded $1,448,000, $611,000, and $196,000 of compensation expense relating to Restricted Stock shares as of December 31, 2006, 2005 and 2004, respectively. In connection with shares underlying Restricted Stock Units and Performance Units, the Company recorded $156,000 and $333,000, respectively, as of December 31, 2006. The Company did not award Restricted Stock Units or Performance Units during 2005 and 2004.

The table below summarizes the total number of Restricted Stock shares and shares underlying Restricted Stock Units and Performance Units granted to certain employee participants and directors during the years ended December 31, 2006, 2005 and 2004, as well as the related weighted average grant date fair value for each type of award (number of shares are in thousands).

	# of Shares Granted			Weighted Average Grant-Date Fair Value
	2006	2005	2004	2006	2005	2004
Restricted Stock Awards	166	160	53	$14.91	$14.93	$10.69
Restricted Stock Units	52	—	—	$14.37	$—	$—
Performance Units	154	—	—	$14.90	$—	$—

In addition, during the year ended December 31, 2004, the Company granted Restricted Stock shares to certain non-employees.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of nonvested Restricted Stock awards, Restricted Stock Units and Performance Units (collectively “nonvested shares”) is determined based on the closing trading price of the Company’s Common Stock on the grant date. A summary of the Company’s nonvested share activity for the year ended December 31, 2006 is as follows (in thousands, except fair value amounts):

Restricted Stock, Restricted Stock Units and Performance Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,001	$11.36
Granted	372	$14.83
Vested	(232)	$11.10
Forfeited	(55)	$15.07

Nonvested at December 31, 2006	1,086	$12.42

At December 31, 2006, there was $8,233,000 of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans, of which $7,419,000 relates to Restricted Stock awards and Restricted Stock Units and $814,000 relates to Performance Units. That cost is expected to be recognized over a weighted-average period of 1.9 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its Statement of Operations. At December 31, 2005, unrecognized compensation expense related to nonvested shares of Restricted Stock awards, Restricted Stock Units and Performance Units granted to employees was recorded as unearned share-based compensation in shareholder’s equity. As of January 1, 2006, as part of the adoption of SFAS 123R, $2,382,000 of unrecognized compensation expense was reclassified as a component of additional paid-in capital.

Employee Stock Purchase Plan

On February 1, 2006, the Company amended and restated the Callaway Golf Company Employee Stock Purchase Plan (the “Plan”) to eliminate the look-back provision. Under the amended and restated Plan, participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s Common Stock at 85% of the closing price on the last day of each six month offering period. During 2006, 2005 and 2004 approximately 303,000, 369,000 and 417,000 shares, respectively, of the Company’s Common Stock were purchased under the Plan. As of December 31, 2006, there were 3,361,000 shares reserved for future issuance under the Plan. In connection with the Employee Stock Purchase Plan, the Company recorded $597,000 of compensation expense for the year ended December 31, 2006. The Company was not required to record compensation expense in connection with the Plan in 2005 and 2004.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Share-Based Compensation Expense

The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2006, 2005 and 2004 for share-based compensation related to employees. Prior to the adoption of SFAS 123R, the Company recorded share-based compensation expense related to Restricted Stock awards. Amounts are in thousands, except for per share data.

	2006	2005	2004
Cost of sales	$484	$—	$—
Operating expenses	8,172	611	196

Total cost of employee share-based compensation included in income, before income tax	8,656	611	196
Amount of income tax recognized in earnings	(2,813)	(232)	(112)

Amount charged against net income	$5,843	$379	$84

Impact on net income per common share:
Basic	$(0.08)	$(0.01)	$—
Diluted	$(0.08)	$(0.01)	$—

During 2006, the Company accelerated the vesting of certain share-based awards as a result of employee terminations. In connection with the accelerations, the Company recognized additional expense in the amount of $1,330,000 before income taxes. In addition, the Company recorded expense of $3,261,000, $5,917,000 and $1,541,000 for Restricted Stock awards granted to certain non-employees for the years ended December 31, 2006, 2005 and 2004, respectively. There were no amounts relating to employee share-based compensation capitalized in inventory during the years 2006, 2005 and 2004.

Pro Forma Employee Share-Based Compensation Expense

Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R for the years ended December 31, 2005 and 2004, the net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

	2005	2004
Net income (loss), as reported	$13,284	$(10,103)
Add: Share-based employee compensation expense included in reported net income (loss), net of related tax effects	379	84
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,078)	(6,605)

Pro forma net income (loss)	$7,585	$(16,624)

Earnings (loss) per common share:
Basic—as reported	$0.19	$(0.15)
Basic—pro forma	$0.11	$(0.25)
Diluted—as reported	$0.19	$(0.15)
Diluted—pro forma	$0.11	$(0.25)

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Employee Benefit Plans

The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to 25% of annual compensation, up to the maximum permitted under federal law, and the Company is obligated to contribute annually an amount equal to 100% of the participant’s contribution up to 6% of that participant’s annual compensation. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer matching and profit sharing contributions at a rate of 25% per year, becoming fully vested after the completion of four years of service. Employees contributed $9,235,000, $8,925,000 and $9,065,000 to the 401(k) Plan in 2006, 2005 and 2004, respectively. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $6,307,000, $6,156,000 and $6,608,000 during 2006, 2005 and 2004, respectively. Additionally, the Company can make discretionary contributions based on the profitability of the Company. For the years ended December 31, 2006, 2005 and 2004 there were no discretionary contributions.

The Company also has an unfunded, nonqualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $8,607,000 and $9,892,000 at December 31, 2006 and 2005, respectively. The liability for the deferred compensation is included in long-term liabilities and was $7,210,000 and $8,323,000 at December 31, 2006, and 2005, respectively. For the years ended December 31, 2006 and 2005, the total participant deferrals were $1,974,000 and $2,882,000, respectively.

Note 14. Income Taxes

The Company’s income (loss) before income tax provision was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Year Ended December 31,
	2006	2005	2004
United States	$18,455	$(5,685)	$(34,182)
Foreign	16,543	20,222	10,469

	$34,998	$14,537	$(23,713)

The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current tax provision (benefit):
Federal	$2,986	$(3,652)	$(24,700)
State	1,085	(1,087)	(270)
Foreign	6,050	7,905	5,160
Deferred tax expense (benefit):
Federal	645	(1,789)	10,147
State	289	459	(2,814)
Foreign	653	(583)	(1,133)

Income tax provision (benefit)	$11,708	$1,253	$(13,610)

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2006, 2005, and 2004, tax benefits related to stock option exercises were $839,000, $2,408,000 and $2,161,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Reserves and allowances	$17,574	$17,944
Compensation and benefits	6,963	6,854
Effect of inventory overhead adjustment	5,221	3,291
Compensatory stock options and rights	5,480	2,880
Revenue recognition	2,032	1,441
Long-lived asset impairment	631	635
Operating loss carryforward	1,357	2,221
Tax credit carryforwards	3,605	3,649
Energy derivative	8,177	8,230
Other	745	1,115

Total deferred tax assets	51,785	48,260
Valuation allowance for deferred tax assets	(4,083)	(4,980)

Deferred tax assets, net of valuation allowance	47,702	43,280
Deferred tax liabilities:
State taxes, net of federal income tax benefit	(3,162)	(2,837)
Prepaid expenses	(2,373)	(2,209)
Depreciation and amortization	(6,789)	(1,269)

Net deferred tax assets	$35,378	$36,965

Of the total tax credit carryforwards of $3,605,000 at December 31, 2006, the Company has state investment tax credits of $1,663,000 which expire at various dates through 2012 and $619,000 that generally do not expire, foreign tax credit carryforwards of $44,000 which expire at various dates through 2019, and research and development credit carryforwards of $59,000 which expire at various dates through 2021 and $1,220,000 that generally do not expire. The utilization of the net operating loss carryforwards is limited and the carryforwards expire at various dates through 2015 if unutilized.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are not, in management’s estimation, more likely than not to be realized. This allowance primarily relates to the uncertainty of realizing certain tax credit carryforwards, and a portion of other deferred tax assets. Of the $4,083,000 valuation allowance at December 31, 2006, $1,054,000 is related to certain Top-Flite deferred tax assets existing at the time of the acquisition. In the future, if the Company determines that the realization of these Top-Flite deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce goodwill instead of the provision for income taxes. Based on management’s assessment, it is more likely than not that the net deferred tax assets will be realized through future earnings.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income before income taxes to the income tax provision is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Amounts computed at statutory U.S. tax rate	$12,246	$5,088	$(8,300)
State income taxes, net of U.S. tax benefit	1,219	(369)	(1,466)
State tax credits, net of U.S. tax benefit	(326)	(418)	(1,171)
Expenses with no tax benefit	1,289	634	706
Share based compensation	555	—	—
Domestic manufacturing tax benefits	(181)	—	—
Extra-territorial income exclusion benefit	(263)	(189)	—
Change in deferred tax valuation allowance	138	274	1,166
Income tax contingency reserve	(2,983)	(3,564)	(4,382)
Other	14	(203)	(163)

Income tax provision	$11,708	$1,253	$(13,610)

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

In 2006, 2005 and 2004, the tax rate benefited from net favorable adjustments to previously estimated tax liabilities in the amount of $2,983,000, 3,564,000 and 4,382,000, respectively. The most significant favorable adjustments related to various agreements reached with the Internal Revenue Service (“IRS”) on certain issues necessitating a reassessment of the Company’s tax exposures for all open tax years.

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. The Company and its consolidated subsidiaries are currently under examination for years 2001 through 2003 and this review is expected to be completed in 2007. The Company believes the additional tax liability, if any, for such years and subsequent years, will not have a material effect on the financial position of the Company.

As of December 31, 2006, the Company did not provide for United States income taxes or foreign withholding taxes on a cumulative total of $58,044,000 of undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings.

Cash amounts paid during 2006 for income taxes, net of refunds received, was $18,859,000.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Commitments and Contingencies

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

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserts that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint, Acushnet has responded that the patents at issue are invalid and not infringed by the Pro V1 golf balls. Acushnet also has filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”). Although the PTO agreed the petitions for reexamination raised certain substantial new questions of patentability, and has issued a first office action preliminarily rejecting the claims of two of the patents based on some of the arguments advanced by Acushnet, the PTO has not made a final and binding determination as to validity and has not yet considered Callaway Golf’s evidence as to the validity of the patents. The validity of the asserted patents has also not yet been addressed by the District Court. Additionally, the District Court has denied Acushnet’s motion to stay the litigation pending a resolution in the PTO. The trial of this matter is set to commence in the District Court on December 3, 2007.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company believes the Enron Contract has been terminated, and as of December 31, 2006, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments

The Company leases certain warehouse, distribution and office facilities, vehicles as well as office equipment under operating leases and certain computer and telecommunication equipment under capital leases. Lease terms range from 1 to 10 years expiring at various dates through July 2014, with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable operating leases as of December 31, 2006 are as follows:

(In thousands)
2007	$6,031
2008	3,611
2009	2,318
2010	1,975
2011	1,852
Thereafter	6,864

$22,651

Future minimum lease payments have not been reduced by future minimum sublease rentals of $29,000 under an operating lease. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $7,807,000, $7,737,000 and $6,391,000, respectively.

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of December 31, 2006, the Company has entered into many of these contractual agreements with terms ranging from one to seven years. The minimum obligation that the Company is required to pay under these agreements is $126,828,000 over the next seven years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of December 31, 2006 are as follows:

(In thousands)
2007	$60,722
2008	36,221
2009	20,383
2010	4,053
2011	2,924
Thereafter	2,525

$126,828

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during 2004 through 2006 was not material to the Company’s financial position, results of operations or cash flows.

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

Note 16. Segment Information

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below contains information utilized by management to evaluate its operating segments.

	2006	2005	2004
	(In thousands)
Net sales
Golf Clubs	$803,124	$783,398	$703,227
Golf Balls	214,783	214,695	231,337

	$1,017,907	$998,093	$934,564

Income (loss) before tax
Golf Clubs(1,3)	$101,837	$68,327	$36,806
Golf Balls(2,4)	(6,396)	(3,612)	(16,895)
Reconciling items(5)	(60,443)	(50,178)	(43,624)

	$34,998	$14,537	$(23,713)

Identifiable assets(6)
Golf Clubs	$419,212	$390,153	$388,801
Golf Balls	152,282	154,355	107,476
Reconciling items(6)	274,453	219,990	239,460

	$845,947	$764,498	$735,737

Goodwill
Golf Clubs	$30,833	$29,068	$30,468
Golf Balls	—	—	—

	$30,833	$29,068	$30,468

Depreciation and amortization
Golf Clubs	$21,045	$25,935	$38,492
Golf Balls	11,229	12,325	12,662

	$32,274	$38,260	$51,154

(1)	The Company’s income before provision for income taxes for golf clubs includes the recognition of integration charges of $1,190,000, $2,485,000 and $2,782,000, and restructuring charges of $2,043,000, $3,976,000 and $0 in 2006, 2005 and 2004, respectively.
(2)	The Company’s income before provision for income taxes for golf balls includes the recognition of gross margin initiative charges of $1,853,000 in 2006, integration charges of $2,850,000, $6,016,000 and $17,246,000 in 2006, 2005 and 2004, respectively, and restructuring charges of $980,000, $4,348,000 and $0 in 2006, 2005 and 2004, respectively.
(3)	The Company’s income before provision for income taxes for golf clubs includes the recognition of employee share-based compensation expense of $6,263,000 in 2006. The Company was not required to record share-based compensation expense during 2005 and 2004. See Note 12.
(4)	The Company’s income before provision for income taxes for golf balls includes employee share-based compensation charges of $2,394,000 in 2006. The Company was not required to record compensation expense for stock options during 2005. See Note 12.
(5)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. Reconciling items include $3,912,000 and $8,472,000 of unallocated integration and restructuring charges between the golf ball and golf club segments for 2005 and 2004, respectively. There were no unallocated integration and restructuring charges in 2006.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)	Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments.

The Company’s net sales by product category are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net sales
Drivers and Fairway Woods	$266,478	$241,329	$238,555
Irons	287,960	316,501	259,058
Putters	102,714	109,309	100,482
Golf Balls	214,783	214,695	231,337
Accessories and Other	145,972	116,259	105,132

	$1,017,907	$998,093	$934,564

The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Sales	Long-Lived Assets
	(In thousands)
2006
United States	$566,600	$279,879
Europe	159,886	9,406
Japan	105,705	1,871
Rest of Asia	75,569	4,518
Other foreign countries	110,147	10,709

	$1,017,907	$306,383

2005
United States	$563,040	$277,572
Europe	166,177	9,243
Japan	103,389	1,928
Rest of Asia	66,890	4,178
Other foreign countries	98,597	10,009

	$998,093	$302,930

2004
United States	$546,219	$286,089
Europe	169,519	10,481
Japan	70,536	3,176
Rest of Asia	51,662	4,412
Other foreign countries	96,628	11,343

	$934,564	$315,501

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Licensing Arrangements

The Company from time to time, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel, watches, travel gear and eyewear. The Company has a current licensing arrangement with Ashworth, Inc. for a complete line of Callaway Golf men’s and women’s apparel for distribution in the United States, Canada, Europe, Australia, New Zealand and South Africa. The Company also has a current licensing arrangement with Sanei International Co., Ltd. (“Sanei”) for a complete line of Callaway Golf men’s and women’s apparel for distribution in Japan, Korea, China and other Asian Pacific countries.

In addition to apparel, the Company has also licensed its trademarks to, among others, (i) Fossil, Inc. for a line of Callaway Golf watches and clocks, (ii) TRG Accessories, LLC for a collection primarily consisting of travel gear, (iii) Global Wireless Entertainment, Inc. for the creation of golf-related software and applications for wireless handheld devices and platforms and (iv) MicroVision Optical, Inc. for eyewear. Prior to April, 2006, the Company had a licensing arrangement with Tour Golf Group, Inc. (“TGG”) for a line of Callaway Golf footwear. In April 2006, the licensing arrangement was terminated and the Company acquired certain assets of TGG. The Company now designs and sells the Callaway Golf footwear.

Note 18. Transactions with Related Parties

In December 2006, the Company purchased the primary residence from one of its recently hired officers at a cost of $545,000. The purchase was pursuant to the Company’s home purchase procedures as referenced in the officer’s Employment Agreement. The purchase price was determined based upon two independent appraisals. During December 2006, the Company was marketing the home and accounted for the home as a long-lived asset held for sale classified as other assets. In January 2007, this residence was sold and the Company recorded a net loss of $22,500.

In connection with the terms of a former chief executive officer’s separation from the Company, the Company purchased his primary residence at a cost of $1,715,000. The purchase price was determined based upon two independent appraisals. In 2005, this residence was sold and the Company recorded a gain of $6,000.

The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving for the Company and makes grants to carefully selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. In 2006 and 2005, the Company did not contribute to the Foundation. In 2004, the Company recognized charitable contribution expense of $920,000, as a result of its unconditional promise to contribute such amounts to the Foundation.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2006 Quarters
	1st(3)	2nd(2,3)	3rd(2,3)	4th(3)	Total
	(In thousands, except per share data)
Net sales	$302,445	$341,815	$193,763	$179,884	$1,017,907
Gross profit	$131,512	$140,086	$67,705	$58,772	$398,075
Net income (loss)	$22,861	$22,539	$(11,916)	$(10,194)	$23,290
Earnings (loss) per common share(1)
Basic	$0.33	$0.33	$(0.18)	$(0.15)	$0.34
Diluted	$0.33	$0.33	$(0.18)	$(0.15)	$0.34

	Fiscal Year 2005 Quarters
	1st(3)	2nd(2,3)	3rd(2,3)	4th(3)	Total
Net sales	$299,857	$323,132	$220,611	$154,493	$998,093
Gross profit	$132,606	$146,733	$86,898	$48,177	$414,414
Net income (loss)	$18,360	$18,392	$(4,804)	$(18,664)	$13,284
Earnings (loss) per common share(1)
Basic	$0.27	$0.27	$(0.07)	$(0.27)	$0.19
Diluted	$0.27	$0.27	$(0.07)	$(0.27)	$0.19

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.
(2)	In connection with the Company’s restructuring initiatives (see further discussion of these initiatives in Note 5), gross profit, net income and earnings per common share were reduced by:

•	$46,000, $690,000 and $0.01, respectively, for the quarter ended September 30, 2006, and $2,137,000, $3,871,000 and $0.06, respectively, for the comparable period in 2005; and

•

$135,000, $818,000 and $0.01, respectively, for the quarter ended December 31, 2006, and a positive impact to gross profit of $18,000, $1,290,000 and $0.02, respectively, for the comparable period in 2005.

(3)	In connection with the adoption of SFAS 123R on January 1, 2006, the Company recognized share-based compensation expense for all equity based awards in earnings. Prior to the adoption of SFAS 123R, the Company recognized share-based compensation expense only related to Restricted Stock awards. The following represents the impact on gross profit, net income and earnings per common share from the recognition of share-based compensation expense during 2006 and 2005:

•

$101,000, $1,417,000 and $0.02, respectively, for the quarter ended March 31, 2006, and no impact on gross profit, $61,000, and no impact on earnings per share, respectively, for the comparable period in 2005;

•

$161,000, $1,888,000 and $0.03, respectively, for the quarter ended June 30, 2006, and no impact on gross profit, $72,000 and no impact on earnings per share, respectively, for the comparable period in 2005;

•

$118,000, $1,581,000 and $0.03, respectively, for the quarter ended September 30, 2006, and no impact on gross profit, $104,000 and no impact on earnings per share, respectively, for the comparable period in 2005; and

•

$104,000, $957,000 and $0.02, respectively, for the quarter ended December 31, 2006, and no impact on gross profit, $142,000 and no impact on earnings per share, respectively, for the comparable period in 2005.

SCHEDULE II

CALLAWAY GOLF COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

Date	Allowance for Sales Returns	Warranty Reserves	Allowance for Doubtful Accounts	Reserve for Obsolete Inventory
	(Dollars in thousands)
Balance, December 31, 2003	$2,813	$12,627	$6,192	$18,606
Provision	5,692	10,930	1,291	3,900
Write-off, disposals, costs and other, net	(592)	(11,514)	(113)	(8,905)

Balance, December 31, 2004	$7,913	$12,043	$7,370	$13,601
Provision	21,274	10,965	3,221	8,507
Write-off, disposals, costs and other, net	(22,720)	(9,741)	(2,187)	(5,430)

Balance, December 31, 2005	$6,467	$13,267	$8,404	$16,678
Provision	19,124	11,696	1,823	9,015
Write-off, disposals, costs and other, net	(19,682)	(11,599)	(1,688)	(8,378)

Balance, December 31, 2006	$5,909	$13,364	$8,539	$17,315

S-1

EXHIBIT INDEX

Exhibit	Description

10.14	Form of Non-Employee Director Restricted Stock Unit Grant Agreement.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

24.1	Form of Limited Power of Attorney.

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.