Form 10-Q
period 2007-03-31
CALLAWAY GOLF CO /CA
filed 2007-05-04
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 30, 2007 was 72,156,271.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to cash flows and liquidity, as well as estimated unrecognized compensation expense, projected capital expenditures, and future contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties, including delays, difficulties, changed strategies, or unanticipated factors affecting the implementation of the Company’s gross margin or restructuring initiatives, the re-launch of the Top-Flite brand as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

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

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$34,594	$46,362
Accounts receivable, net	278,810	118,133
Inventories, net	270,646	265,110
Deferred taxes, net	34,601	32,813
Income taxes receivable	—	9,094
Other current assets	21,762	21,688

Total current assets	640,413	493,200
Property, plant and equipment, net	130,985	131,224
Intangible assets, net	143,490	144,326
Goodwill	30,985	30,833
Deferred taxes	33,006	18,821
Other assets	27,707	27,543

	$1,006,586	$845,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$130,865	$111,360
Accrued employee compensation and benefits	27,012	18,731
Accrued warranty expense	14,156	13,364
Bank line of credit	155,000	80,000
Income taxes payable	5,098	—

Total current liabilities	332,131	223,455
Long-term liabilities:
Deferred compensation	6,839	7,210
Energy derivative valuation account	19,922	19,922
Income taxes payable	21,648	—
Deferred taxes	17,084	16,256
Minority interest in consolidated subsidiary	1,768	1,987
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 85,104,239 shares and 85,096,782 shares issued at March 31, 2007 and December 31, 2006, respectively	851	851
Additional paid-in capital	410,774	402,628
Unearned compensation	(3,283)	(3,566)
Retained earnings	462,716	435,074
Accumulated other comprehensive income	11,869	11,135
Less: Grantor Stock Trust held at market value, 4,205,751 shares and 5,184,601 shares at March 31, 2007 and December 31, 2006, respectively	(66,283)	(74,710)
Less: Common Stock held in treasury, at cost, 12,957,968 shares and 11,957,968 shares at March 31, 2007 and December 31, 2006, respectively	(209,450)	(194,295)

Total shareholders’ equity	607,194	577,117

	$1,006,586	$845,947

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2007		2006
Net sales	$334,607	100%	$302,445	100%
Cost of sales	173,886	52%	170,933	57%

Gross profit	160,721	48%	131,512	43%
Operating expenses:
Selling expenses	75,291	23%	68,128	23%
General and administrative expenses	21,558	6%	20,224	7%
Research and development expenses	8,016	2%	6,804	2%

Total operating expenses	104,865	31%	95,156	31%

Income from operations	55,856	17%	36,356	12%
Other (expense) income, net	(1,338)		302

Income before income taxes	54,518	16%	36,658	12%
Provision for income taxes	21,682		13,797

Net income	$32,836	10%	$22,861	8%

Earnings per common share:
Basic	$0.49		$0.33
Diluted	$0.48		$0.33
Weighted-average shares outstanding:
Basic	67,272		69,166
Diluted	68,318		70,143
Dividends declared per share	$0.07		$0.07

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$32,836	$22,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,009	7,290
Non-cash share-based compensation	3,127	4,401
Deferred taxes	(264)	(227)
Loss on disposal of long-lived assets	3	138
Changes in assets and liabilities:
Accounts receivable, net	(160,039)	(147,484)
Inventories, net	(4,802)	(5,626)
Other assets	(45)	(5,562)
Accounts payable and accrued expenses	13,903	13,999
Accrued employee compensation and benefits	8,231	1,639
Accrued warranty expense	792	1,929
Income taxes payable	20,271	12,784
Deferred compensation	(368)	(1,239)

Net cash used in operating activities	(77,346)	(95,097)

Cash flows from investing activities:
Capital expenditures	(7,987)	(6,844)
Proceeds from sale of capital assets	—	120

Net cash used in investing activities	(7,987)	(6,724)

Cash flows from financing activities:
Issuance of Common Stock	12,833	5,761
Acquisition of Treasury Stock	(15,155)	(14,788)
Proceeds from line of credit, net	75,000	85,000
Minority interest in consolidated subsidiary	(219)	—
Tax benefit from exercise of stock options	896	426
Other financing activities	—	(20)

Net cash provided by financing activities	73,355	76,379

Effect of exchange rate changes on cash and cash equivalents	210	375

Net decrease in cash and cash equivalents	(11,768)	(25,067)
Cash and cash equivalents at beginning of year	46,362	49,481

Cash and cash equivalents at end of year	$34,594	$24,414

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accu- mulated Other Compre- hensive Income (Loss)	Grantor Stock Trust	Treasury Stock		Total	Compre- hensive Income (Loss)
	Shares	Amount						Shares	Amount
Balance, December 31, 2006	85,097	$851	$402,628	$(3,566)	$435,074	$11,135	$(74,710)	(11,958)	$(194,295)	$577,117
Adoption of FIN 48	—	—	—	—	(437)	—	—	—	—	(437)
Exercise of stock options	9	—	(1,411)	—	—	—	12,963	—	—	11,552
Tax benefit from exercise of stock options	—	—	896	—	—	—	—	—	—	896
Compensatory stock and stock options	(2)	—	2,844	283	—	—	—	—	—	3,127
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(1,000)	(15,155)	(15,155)
Employee stock purchase plan	—	—	(31)	—	—	—	1,312	—	—	1,281
Cash dividends declared	—	—	—	—	(4,757)	—	—	—	—	(4,757)
Adjustment of Grantor Stock Trust shares to market value	—	—	5,848	—	—	—	(5,848)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	734	—	—	—	734	$734
Net income	—	—	—	—	32,836	—	—	—	—	32,836	32,836

Balance, March 31, 2007	85,104	$851	$410,774	$(3,283)	$462,716	$11,869	$(66,283)	(12,958)	$(209,450)	$607,194	$33,750

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

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

2. Income Taxes

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state and international taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company (“uncertain tax positions”) and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company therefore accrues an amount for its estimate of additional tax liability, including interest and penalties, which the Company could incur as a result of the ultimate resolution of the uncertain tax positions. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

As required, through December 31, 2006, the Company recorded its accrual for uncertain tax positions based upon SFAS No. 5, “Accounting for Contingencies, ” which required the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it was probable the Company would be required to pay such additional taxes. Effective January 1, 2007, the Company was required to adopt and implement the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. As a result of the implementation of FIN 48, the Company recognized a $437,000 cumulative charge for its uncertain tax positions of which the entire increase was accounted for as an adjustment to the beginning balance of retained earnings in the Consolidated Financial Statements.

Including the $437,000 cumulative charge discussed above, as of January 1, 2007, the Company had $10,193,000 of aggregate accruals for uncertain tax positions net of offsetting deferred tax assets and liabilities

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(“gross unrecognized tax benefits”). Of this total, $7,223,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period (“net unrecognized tax benefits”). As of March 31, 2007, the Company had $10,731,000 of total gross unrecognized tax benefits and $7,699,000 of net unrecognized tax benefits.

FIN 48 not only impacted the amount of the Company’s accrual for uncertain tax positions but it also impacted the manner in which such accrual is classified in the Company’s financial statements. In connection with the implementation of FIN 48, the Company now records the aggregate accrual for uncertain tax positions as a component of current or non-current income tax payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities. As of March 31, 2007, the net unrecognized tax benefit of $7,699,000 was recorded as a short-term income tax payable of $256,000, a long-term income tax payable of $21,648,000 and net deferred income tax assets of $14,205,000 related to the adoption of FIN 48.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2006 and March 31, 2007, the Company had accrued $1,050,000 and $1,254,000 (before federal and state tax benefit), respectively, for the payment of interest and penalties. Interest expense, before income tax benefit, for the quarter ended March 31, 2007 was $204,000.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for tax years 2001 through 2003 in the first quarter of 2005. As of March 31, 2007, the IRS has proposed certain adjustments, none of which are material, to the Company’s tax returns. The Company intends to file a protest and present the issues to the IRS’s appeals division during 2007. The final outcome is not yet determinable; however, the Company does not anticipate that any adjustments would result in a significant change to the results of operations, financial conditions or liquidity.

The Company has applied for a bilateral Advanced Pricing Agreement between the United States and Japan whereby the allocation of intercompany profits would be agreed to between the two countries. The agreement is expected to apply to tax years 2000 through 2009. The US and Japan have not reached a final agreement as of March 31, 2007. Management expects that an agreement will be reached during 2007; however, there can be no assurance of the outcome of these negotiations. The Company anticipates that adjustments to unrecognized tax benefits, if any, would be favorable and can reasonably be estimated in the range of $0 to $800,000.

The Company is subject to taxation in the US and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for tax years before 2001.

3. Inventories

Inventories are summarized below (in thousands):

	March 31, 2007	December 31, 2006
Inventories, net:
Raw materials	$81,719	$85,798
Work-in-process	2,242	4,195
Finished goods	186,685	175,117

	$270,646	$265,110

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Goodwill and Intangible Assets

The Company accounts for its goodwill and other non-amortizing intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company’s goodwill and certain intangible assets are not amortized throughout the period, but are subject to an annual impairment test. Patents and other intangible assets are recorded at cost at the time of acquisition and amortized using the straight-line method over their estimated useful lives, which range over periods between 1-16 years. During the three months ended March 31, 2007 and 2006, aggregate amortization expense was approximately $836,000 and $823,000, respectively. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	March 31, 2007			December 31, 2006
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	3-16	36,459	16,175	20,284	36,459	15,471	20,988
Other	1-9	2,853	1,441	1,412	2,853	1,309	1,544

Total intangible assets		$161,105	$17,616	$143,490	$161,106	$16,780	$144,326

Amortization expense related to intangible assets at March 31, 2007 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2007	$2,505
2008	3,158
2009	2,978
2010	2,838
2011	2,587
2012	2,158
Thereafter	5,472

$21,696

Goodwill at March 31, 2007 was $30,985,000. Changes in goodwill during the three months ended March 31, 2007 of $152,000 were due to favorable foreign currency fluctuations.

5. Investments

Investment in Golf Entertainment International Limited Company

During the fourth quarter of 2006, the Company made an investment in Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. In connection with the investment, the Company acquired Preferred Shares of GEI for approximately $10,008,000. The Company accounts for this investment under the cost method in accordance with the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and reflected the balance in other long-term assets in the accompanying consolidated balance sheet as of March 31, 2007.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Investment in Qingdao Suntech Sporting Goods Limited Company

In October of 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech will manufacture and supply certain golf balls solely for and to the Company. Suntech is a wholly owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”), which is jointly owned by Qingdao Sunwoo Sporting Goods Limited Company and another third party. In connection with the agreement, the Company will provide Suntech with the golf ball raw materials, packing materials, molds, tooling, as well as the manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech will provide the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company holds over the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated financial statements as of March 31, 2007 in accordance with the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”.

In addition, the Company entered into a Loan Agreement which provides that the Company will make certain loans to Mauritius to provide working capital for Suntech. As of March 31, 2007, the Company loaned Mauritius a total of $2,000,000 and is expected to loan an additional $2,000,000 during 2007.

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

	Three Months Ended March 31,
	2007	2006
Beginning balance	$13,364	$13,267
Provision	3,090	4,169
Claims paid/costs incurred	(2,298)	(2,240)

Ending balance	$14,156	$15,196

7. Financing Arrangements

The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities in effect from time to time. The Company currently expects this to continue. Effective February 15, 2007, the Company, Bank of America, N.A., and certain other lenders party to the Company’s

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability is effectively limited by the financial covenants contained therein. As of March 31, 2007, the maximum amount that could be borrowed under the Line of Credit was $250,000,000, of which $155,000,000 was outstanding at March 31, 2007.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 10.0 to 25.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters’ earnings before interest, income taxes, depreciation and amortization, as well as other non-cash expense and income items (EBITDA) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

The Line of Credit requires the Company to meet certain financial covenants and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of March 31, 2007, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the Second and Third Amendments, were $2,076,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1,371,000 as of March 31, 2007, of which $279,000 was included in prepaid and other current assets and $1,092,000 in other long-term assets in the accompanying consolidated balance sheet.

8. Commitments and Contingencies

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

Beginning on January 1, 2007, the Company accrues an amount for its estimate of probable additional tax liability in accordance with the new provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

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

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserts that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint, Acushnet has responded that the patents at issue are invalid and not infringed by the Pro V1 golf balls. Acushnet also has filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”). Although the PTO agreed the petitions for reexamination raised certain substantial new questions of patentability, and has issued a first office action preliminarily rejecting the claims of all four of the patents, based on some of the arguments advanced by Acushnet, the PTO has not made a final and binding determination as to validity and has not yet considered Callaway Golf’s evidence as to the validity of the claims contained in the patents. The validity of the asserted patents has also not yet been addressed by the District Court. Additionally, the District Court has denied Acushnet’s motion to stay the litigation pending a resolution in the PTO. The trial of this matter is set to commence in the District Court on December 3, 2007.

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

As a result of the Company’s notice of termination to EESI, and certain other automatic termination provisions under the Enron Contract, the Company believes that the Enron Contract has been terminated. As a result, the Company adjusted the estimated value of the Enron Contract through the date of termination, at which time the terminated Enron Contract ceased to represent a derivative instrument in accordance with SFAS No. 133. Because the Enron Contract is terminated and neither party to the contract is performing pursuant to the terms of the contract, the Company no longer records valuation adjustments for changes in electricity rates. The Company continues to reflect on its balance sheet the derivative valuation account of $19,922,000, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Enron Contract has been terminated, and as of March 31, 2007, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a court or arbitrator will not

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

Unconditional Purchase Obligations

During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of March 31, 2007, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $128,674,000 over the next six years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of March 31, 2007 are as follows (in thousands):

2007	$60,988
2008	34,944
2009	19,153
2010	6,582
2011	5,114
2012	1,893
Thereafter	—

$128,674

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2007 was not material to the Company’s financial position, results of operations or cash flows.

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

9. Share-Based Employee Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense for all share-based awards outstanding as of the adoption date is based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The valuation provisions of SFAS 123R apply to new share-based awards granted subsequent to December 31, 2005.

Stock Plans

As of March 31, 2007, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock/units, performance units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Plan are discretionary, although no participant may receive awards in any one year in excess of 1,000,000 shares. The 2001 Directors Plan permits the granting of stock options, restricted stock and restricted stock units. Directors receive an initial equity award grant not to exceed 20,000 shares upon their initial appointment to the Board and thereafter an annual grant not to exceed 10,000 shares upon being re-elected at each annual meeting of shareholders. The maximum number of shares issuable over the term of the 2004 Plan and 2001 Directors Plan is 8,000,000 shares and 500,000 shares, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of March 31, 2007:

	Authorized	Available	Outstanding
	(In thousands)
1991 Stock Incentive Plan	10,000	—	92
Promotion, Marketing and Endorsement Stock Incentive Plan	3,560	—	600
1995 Employee Stock Incentive Plan	10,800	—	3,319
1996 Stock Option Plan	9,000	—	1,853
1998 Stock Incentive Plan	500	—	50
2001 Directors Plan	500	260	234
2004 Plan	8,000	8	3,294
Non-Employee Directors Stock Option Plan	840	—	116

Total	43,200	268	9,558

Stock Options

All stock option grants made under the 2004 Plan and the 2001 Directors Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $1,195,000 and $1,611,000 of compensation expense relating to outstanding stock options for the three months ended March 31, 2007 and 2006, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term and is reduced by an estimate for pre-vesting forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards as a result of termination. For the three months ended March 31, 2007 and 2006, the average estimated pre-vesting forfeiture rate used was 5.4% and 5.2%, respectively. The table below summarizes the average fair value assumptions used in the valuation of stock options granted during the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Dividend yield	2.0%	2.0%
Expected volatility	37.4%	41.3%
Risk free interest rate	4.8%	4.8%
Expected term	3.0 years	3.4 years

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

highly subjective assumptions that could potentially change over time. Changes in the subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by the employee holding the option.

The following table summarizes the Company’s stock option activities for the quarter ended March 31, 2007 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	9,279	$16.84
Granted	873	$14.38
Exercised	(898)	$12.87
Forfeited	—	$12.94
Expired	(102)	$30.72

Outstanding at March 31, 2007	9,152	$16.84	5.77	$9,160
Vested and expected to vest in the future at March 31, 2007	9,015	$16.88	5.72	$8,961
Exercisable at March 31, 2007	7,155	$17.56	4.93	$6,014

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $3.86 and $5.30 per share, respectively, and the total intrinsic value for options exercised was $2,844,000 and $1,010,000, respectively.

Cash received from the exercise of stock options for the quarter ended March 31, 2007 was approximately $11,552,000. The actual tax benefit realized for the tax deductions from option exercises for the three months ended March 31, 2007 totaled approximately $896,000.

Restricted Stock, Restricted Stock Units and Performance Units

All Restricted Stock, Restricted Stock Units and Performance Units awarded under the 2004 Plan and the Directors Stock Plan are recorded at the Company’s closing stock price on the date of grant. Restricted Stock awards and Restricted Stock Units generally vest over a period of 3 to 5 years. Performance Units generally cliff-vest at the end of a three year performance period. Performance Units are a form of stock-based award in which the number of shares ultimately received depends on the Company’s performance against specified financial performance metrics over a three year period. At the end of the performance period, the number of shares of stock issued will be determined based upon the Company’s performance against those metrics.

The Company recorded $385,000 and $339,000 of compensation expense relating to Restricted Stock awards during the three months ended March 31, 2007 and 2006, respectively. In connection with shares underlying Restricted Stock Units and Performance Units, the Company recorded compensation expense of $340,000 and $124,000 during the three months ended March 31, 2007 and 2006, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below summarizes the total number of Restricted Stock shares and shares underlying Restricted Stock Units and Performance Units granted to certain employee participants and directors during the three months ended March 31, 2007 and 2006, as well as the related weighted average grant date fair value for each type of award (number of shares are in thousands).

	# of Shares Granted		Weighted Average Grant-Date Fair Value
	Three months ended March 31,		Three months ended March 31,
	2007	2006	2007	2006
Restricted Stock Awards	—	154	$—	$15.08
Restricted Stock Units	233	29	$14.38	$15.04
Performance Units	—	142	$—	$15.09

The fair value of nonvested Restricted Stock awards, Restricted Stock Units and Performance Units (collectively “nonvested shares”) is determined based on the closing trading price of the Company’s Common Stock on the grant date. A summary of the Company’s nonvested share activity for the quarter ended March 31, 2007 is as follows (in thousands, except fair value amounts):

Restricted Stock, Restricted Stock Units and Performance Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	1,086	$12.42
Granted	233	$14.38
Vested	—	$—
Forfeited	—	$—

Nonvested at March 31, 2007	1,318	$12.76

At March 31, 2007, there was $10,345,000 of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans, of which $9,697,000 relates to Restricted Stock awards and Restricted Stock Units and $648,000 relates to Performance Units. That cost is expected to be recognized over a weighted-average period of 1.8 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its Statement of Operations due to the application of forfeiture rates as well as the Company’s inability to meet certain performance requirements on Performance Units. Prior to the adoption of SFAS 123R, unrecognized compensation expense related to nonvested shares of Restricted Stock awards granted to employees was recorded as unearned share-based compensation in shareholder’s equity. As of January 1, 2006, as part of the adoption of SFAS 123R, $2,382,000 of unrecognized compensation expense was reclassified as a component of additional paid-in capital.

Employee Stock Purchase Plan

On February 1, 2006, the Company amended and restated the Callaway Golf Company Employee Stock Purchase Plan (the “Plan”) to eliminate the look-back provision. Under the amended and restated Plan, participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s Common Stock at 85% of the closing price on the last day of each six month offering period. During the three months ended March 31, 2007 and 2006 approximately 91,000 and 148,000 shares, respectively, of the Company’s Common Stock were purchased under the Plan. As of March 31, 2007,

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

there were 3,270,000 shares reserved for future issuance under the Plan. In connection with the Employee Stock Purchase Plan, the Company recorded $115,000 and $144,000 of compensation expense during the three months ended March 31, 2007 and 2006, respectively.

Employee Share-Based Compensation Expense

The table below summarizes the amounts recognized in the financial statements for the three months ended March 31, 2007 and 2006 for share-based compensation related to employees (in thousands).

	Three months ended March 31,
	2007	2006
Cost of sales	$64	$101
Operating expenses	1,970	2,117

Total cost of employee share-based compensation included in income, before income tax	2,034	2,218
Amount of income tax recognized in earnings	(635)	(801)

Amount charged against net income	$1,399	$1,417

Impact on net income per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

In addition, the Company recorded expense of $1,093,000 and $2,182,000 for Restricted Stock awards granted to certain non-employees during the three months ended March 31, 2007 and 2006, respectively. There were no amounts relating to employee share-based compensation capitalized in inventory during the three months ended March 31, 2007 and 2006.

10. Earnings per Share

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three months ended March 31, 2007 and 2006 is presented below (in thousands):

	Three Months Ended March 31,
	2007	2006
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	67,272	69,166
Dilutive securities	1,046	977

Weighted-average shares outstanding—Diluted	68,318	70,143

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. Thus, weighted-average shares outstanding—Diluted is the same as weighted average shares outstanding—Basic

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

in periods in which a loss is reported. For the three months ended March 31, 2007 and 2006, options outstanding totaling 4,807,000 and 5,609,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

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

At March 31, 2007 and 2006, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $105,488,000 and $93,650,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. At March 31, 2007, the fair values of foreign currency-related derivatives were recorded as current assets of $81,000 and current liabilities of $719,000. The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus generally offset these gains and losses. During the three months ended March 31, 2007 and 2006, the Company recorded a net loss of $774,000 and a net gain of $511,000, respectively, due to net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting. As of March 31, 2007 and 2006, there were no foreign exchange contracts designated as cash flow hedges.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Segment Information

The Company’s operating segments are organized on the basis of products and include golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters, other golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The golf balls segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan golf balls. There are no significant intersegment transactions.

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended March 31,
	2007	2006
Net sales
Golf Clubs	$281,061	$246,715
Golf Balls	53,546	55,730

	$334,607	$302,445

Income before provision for income taxes
Golf Clubs	$65,656	$45,067
Golf Balls	5,415	6,356
Reconciling items(1)	(16,553)	(14,765)

	$54,518	$36,658

Additions to long-lived assets
Golf Clubs	$6,545	$3,680
Golf Balls	1,348	3,896

	$7,893	$7,576

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

13. Recent Accounting Pronouncements

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

Overview

The Company’s net sales for the first quarter generally represent the initial sell-in of the Company’s products to the golf retail channel for the new golf season. This sell-in includes new products as well as other products that were in the Company’s product line during the prior season. During the first quarter of 2007, the Company introduced more premium products with higher average selling prices than in the same period of 2006. This increase in premium-priced product introductions led to a $32.2 million increase in net sales for the first quarter of 2007 compared to the first quarter of 2006, resulting in the second highest sales level for any first quarter in the Company’s history.

The Company’s gross margins as a percent of net sales improved to 48% for the first quarter of 2007 compared to 43% for the first quarter of 2006. This increase is primarily due to the increase in average selling prices discussed above as well as improved manufacturing efficiencies and a decrease in freight costs. Additionally, this increase also reflects the progress made on the Company’s gross margin improvement initiatives announced in November 2006 (“the Gross Margin Improvement Initiatives”).

The Company’s earnings for the first quarter of 2007 improved 45% to $0.48 per diluted share compared to $0.33 per diluted share for the first quarter of 2006. This increase is primarily due to the increase in sales and gross margins as discussed above, partially offset by an increase in operating expenses primarily due to an increase in marketing expense associated with the Company’s first quarter new product launches.

The second quarter is an important quarter for the Company. Whereas the first quarter sales primarily represent the initial sell-in of the Company’s products to the golf retail channel for the new golf season, the second quarter sales primarily represent re-orders of the Company’s products. The amount of re-order business is largely dependent upon consumer acceptance of the Company’s products, over half of which are new for 2007. The Company’s focus in the second quarter will be on supporting its retailers during the peak golf season by delivering products to them as quickly as possible and continuing to implement the Company’s Gross Margin Improvement Initiatives.

Results of Operations

Three-Month Periods Ended March 31, 2007 and 2006

Net sales increased $32.2 million (11%) to $334.6 million for the three months ended March 31, 2007 as compared to $302.4 million for the comparable period in the prior year. As discussed above, the overall increase in net sales is primarily due to the fact that the 2007 product line included more premium products with higher average selling prices. Additionally, there was an increase in the number of new product introductions in 2007 compared to 2006. Net sales information by product category is summarized as follows (in millions):

	Three Months Ended March 31,		Growth/(Decline)
	200 7	2006	Dollars	Percent
Net sales:
Woods	$103.0	$97.1	$5.9	6%
Irons	100.0	86.6	13.4	15%
Putters	29.1	24.9	4.2	17%
Golf balls	53.5	55.7	(2.2)	(4)%
Accessories and other	49.0	38.1	10.9	29%

	$334.6	$302.4	$32.2	11%

The $5.9 million (6%) increase in net sales of woods to $103.0 million for the three months ended March 31, 2007 is primarily attributable to an increase in average selling prices partially offset by a decrease in sales volumes in the first quarter of 2007 compared to the same period in the prior year. The increase in average selling prices is primarily due to a favorable shift in product mix as a result of the launch of two premium multi-material drivers and one titanium driver that began shipping during the first quarter of 2007. The decrease in sales volume is primarily due to a decline in sales of the Company’s older woods products which were in the second and third years of their product lifecycles.

The $13.4 million (15%) increase in net sales of irons to $100.0 million for the three months ended March 31, 2007 resulted from higher average selling prices as well as an increase in sales volumes in the first quarter of 2007 compared to the same period in the prior year. The increase in average selling prices is primarily due to a more favorable mix of higher priced irons products in the first quarter of 2007 due to the introduction of more premium irons products during 2007 compared to the prior year. The higher sales volume is primarily attributable to the Company offering more new irons models in the first quarter of 2007 as compared to the first quarter of 2006 as well as continued favorable consumer acceptance of the Company’s older irons products which were in the second and third years of their product life cycles.

The $4.2 million (17%) increase in net sales of putters to $29.1 million for the three months ended March 31, 2007 resulted from higher average selling prices as well as an increase in sales volumes in the first quarter of 2007 compared to the same period in the prior year. This increase in putter sales is primarily attributable to the current year introduction of the White Hot XG and Black Series putter product lines. This increase was partially offset by decreased sales of the Company’s older White steel and Tri-ball putter models, which were in the second and third years of their product life-cycles.

The $2.2 million (4%) decrease in net sales of golf balls to $53.5 million for the three months ended March 31, 2007 primarily consisted of a decrease in sales of Top-Flite golf balls substantially offset by an increase in Callaway Golf ball sales. The decline in sales of Top-Flite golf balls is primarily attributable to a decrease in sales volumes, which were adversely affected by a decline in golf rounds played during the first quarter of 2007 compared to the same period of the prior year, as well as a decrease in average selling prices due to an unfavorable shift in product mix as a result of a decline in unit sales of higher priced golf ball models. As previously announced, the Company is in the process of re-launching the Top-Flite brand.

The $10.9 million (29%) increase in sales of accessories and other products to $49.0 million is primarily attributable to an increase in sales of Callaway Golf shoes and other accessories (primarily bags and gloves). The increase in sales of Callaway Golf shoes was due to the fact that during the first quarter of 2006 golf shoes were sold primarily through a licensing arrangement; whereas the Company sold golf shoes directly to retailers during the first quarter of 2007. These increases were slightly offset by a decrease in sales of Top-Flite and Ben Hogan accessories and other products.

Net sales information by region is summarized as follows (in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2007	2006	Dollars	Percent
Net sales:
United States	$183.8	$181.3	$2.5	1%
Europe	56.0	50.1	5.9	12%
Japan	38.0	26.1	11.9	46%
Rest of Asia	22.8	17.0	5.8	34%
Other foreign countries	34.0	27.9	6.1	22%

	$334.6	$302.4	$32.2	11%

Net sales in the United States increased $2.5 million (1%) to $183.8 million during the first quarter of 2007 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $29.7 million (25%) to $150.8 million during the first quarter of 2007 compared to the same quarter in 2006. This increase in international sales is primarily attributable to a $17.7 million increase in sales in Japan and the rest of Asia due to the current year launch of a region specific driver. The Company’s 2007 net sales were also positively affected by changes in foreign currency rates primarily in Europe, Korea and Australia partially offset by unfavorable changes in Japan and Canada during the period.

For the first quarter of 2007, gross profit increased $29.2 million to $160.7 million from $131.5 million in the first quarter of 2006. Gross profit as a percentage of net sales improved to 48% in the first quarter of 2007 from 43% in the comparable period of 2006. This increase is primarily attributable to a more favorable club product mix due to the current year launch of higher margin driver and irons products partially offset by a less favorable mix of golf ball products. Additionally, gross margins were favorably impacted by improved manufacturing efficiencies, a decline in freight costs and the successful implementation of the Company’s Gross Margin Improvement Initiatives in the first quarter of 2007 compared to the same period in the prior year. Gross profit for the first quarter of 2007 was negatively affected by charges of $1.4 million related to the Company’s gross margin improvement initiatives. Gross profit for the first quarter of 2006 was negatively affected by charges of $0.7 million related to the integration of the Top-Flite operations during the quarter.

Selling expenses increased $7.2 million (11%) to $75.3 million in the first quarter of 2007 as compared to $68.1 million in the same period of 2006. As a percentage of sales, selling expenses remained consistent at 23% in the first quarter of 2007 and 2006. The dollar increase in selling expense was primarily due to a $4.9 million increase in marketing expenses associated with the increase in new product introductions during the first quarter of 2007 compared to the same period of the prior year. In addition, employee costs increased $1.7 million due to an increase in personnel, an increase in commissions as a result of the increase in net sales and an increase in employee related incentive compensation as a result of the Company’s improved financial performance.

General and administrative expenses increased $1.4 million (7%) to $21.6 million in the first quarter of 2007 compared to $20.2 million in the same period of 2006. However, as a percentage of sales, general and administrative expenses decreased to 6% in the first quarter of 2007 from 7% in the first quarter of 2006. This dollar increase was primarily due to a $0.9 million increase in corporate legal expense during the first quarter of 2007 compared to the same period of 2006.

Research and development expenses increased $1.2 million (18%) to $8.0 million in the first quarter of 2007 compared to $6.8 million in the comparable period of 2006. As a percentage of sales, research and development expenses remained consistent at 2% for the first quarter of 2007 and 2006. The dollar increase was primarily due to a $0.7 million increase in employee salaries and wages as a result of an increase in personnel as well as employee related incentive compensation as a result of the Company’s improved financial performance. Additionally, consulting expenses increased $0.2 million due to fees associated with product innovation and design.

Other income (expense) decreased $1.6 million in the first quarter of 2007 to expense of $1.3 million as compared to other income of $0.3 million in the comparable period of 2006. The decline in other income (expense) is primarily attributable to an increase in interest expense of $1.1 million due to an increase in average outstanding borrowings under the Company’s line of credit during the first quarter of 2007 compared to the same period in the prior year. Additionally, net foreign currency fluctuation losses increased by $0.7 million during the first quarter of 2007 compared to the same period of the prior year.

The income tax provision reflects quarterly effective tax rates of 40% and 38% for the quarters ended March 31, 2007 and 2006, respectively. This increase in the tax provision as a percentage of income before taxes is primarily attributable to a decrease in the Company’s accrual for uncertain tax positions during the quarter ended March 31, 2006 as a result of the resolution of certain tax matters .

Net income for the first quarter of 2007 improved 44% to $32.8 million from net income of $22.9 million in the comparable period of 2006. Diluted earnings per share improved to $0.48 per share in the first quarter of 2007 compared to earnings of $0.33 per share in the first quarter of 2006. Net income for the first quarter of 2007 was negatively impacted by after-tax charges of $0.9 million ($0.01 per share) related to costs associated with the Company’s gross margin initiatives. Net income was negatively impacted by after-tax charges of $0.6 million ($0.01 per share) related to the integration of the Callaway Golf and Top-Flite operations in the first quarter of 2006.

Financial Condition

Cash and cash equivalents decreased $11.8 million (25%) to $34.6 million at March 31, 2007, from $46.4 million at December 31, 2006. This decrease in cash primarily resulted from cash used in operating activities of $77.3 million as well as cash used in investing activities of $8.0 million partially offset by cash provided by financing activities of $73.4 million. Cash used in operating activities for the quarter ended March 31, 2007 reflects increases in net accounts receivable and inventory of $160.0 million and $4.8 million, respectively. These negative impacts on cash were partially offset by net income of $32.8 million, adjusted for depreciation and amortization of $9.0 million, non-cash share-based compensation of $3.1 million, a $13.9 million increase in accounts payable and accrued expenses, an $8.2 million increase in accrued employee compensation and benefits and a $20.3 million increase in income taxes payable. Cash flows used in investing activities primarily reflects capital expenditures of $8.0 million during the first quarter of 2007. Cash flows provided by financing activities are primarily attributable to an increase in net borrowings under the Company’s line of credit in the amount of $75.0 million as well as $12.8 million related to the issuance of Common Stock under employee benefit plans during the period. These financing cash inflows were partially offset by $15.2 million of cash paid for the acquisition of Company stock in accordance with the stock repurchase program authorized in June 2006 during the quarter ended March 31, 2007.

As of March 31, 2007, the Company’s net accounts receivable increased $160.7 million to $278.8 million from $118.1 million as of December 31, 2006. The increase in accounts receivable is primarily the result of the general seasonality of the Company’s business. The Company’s net accounts receivable increased $33.6 million as of March 31, 2007 as compared to the Company’s net accounts receivable as of March 31, 2006. This increase is primarily attributable to the increase in sales during the quarter ended March 31, 2007 compared to the same period of the prior year.

The Company’s net inventory increased $5.5 million to $270.6 million as of March 31, 2007 compared to $265.1 million as of December 31, 2006. The Company’s net inventory increased $23.2 million as of March 31, 2007 as compared to the Company’s net inventory as of March 31, 2006. The increase in inventory as of March 31, 2007 compared to the prior year is due to the fact that the Company is carrying more product models in its 2007 product line as well as a shift in mix to more club models with a higher cost in the current year product line.

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

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability is effectively limited by the financial covenants contained therein. As of March 31, 2007, the maximum amount that could be borrowed under the Line of Credit was $250.0 million, of which $155.0 million was outstanding at March 31, 2007.

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

The Line of Credit requires the Company to meet certain financial covenants and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of March 31, 2007, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the Second and Third Amendments, were $2.1 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1.4 million as of March 31, 2007, of which $0.3 million was included in prepaid and other current assets and $1.1 million in other long-term assets in the accompanying consolidated balance sheet.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash and contractual obligations as of March 31, 2007 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Line of credit	$155.0	$155.0	$—	$—	$—
Operating leases(1)	21.6	5.5	5.8	3.8	6.5
Unconditional purchase obligations(2)	128.7	61.0	54.1	11.7	1.9
Deferred compensation(3)	6.9	0.5	0.7	0.2	5.5
Investment commitments(4)	2.0	2.0	—	—	—
Uncertain income tax contingencies(5)	21.9	0.3	12.1	6.6	2.9

Total(6)	$336.1	$224.3	$72.7	$22.3	$16.8

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
(2)	During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, endorsement agreements with professional golfers and other endorsers and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than one year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(3)	The Company has an unfunded, non-qualified deferred compensation plan. The deferred compensation plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $8.7 million at March 31, 2007.
(4)	The amount is in connection with the Company’s investment in Qingdao Suntech Sporting Goods Company Limited. See Note 5 “Investments” to the Consolidated Financial Statements.
(5)	As of March 31, 2007, the Company had a net unrecognized tax benefit of $7,699,000. This amount was recorded as a short-term income tax payable of $256,000, a long-term income tax payable of $21,648,000 and net deferred income tax assets of $14,205,000 related to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The amount reflected in this table represents the short-term and long-term income tax payables. For further discussion see Note 2 to the Consolidated Financial Statements—“Income Taxes”.
(6)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated, and therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. For further discussion, see Note 8 to the Company’s Consolidated Condensed Financial Statements—“Supply of Electricity and Energy Contracts.”

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2007 was not material to the Company’s financial position, results of operations or cash flows.

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

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $45 to $50 million for the year ended December 31, 2007. This includes capital expenditures in support of the Company’s normal operations, expenditures associated with the Gross Margin Improvement Initiatives in addition to expenditures in connection with building improvement and consolidation projects.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2006, except as follows:

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

At March 31, 2007 and 2006, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $105.5 million and $93.7 million, respectively. At March 31, 2007 and 2006, there were no outstanding foreign exchange contracts designated as cash flow hedges.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2007 through its derivative financial instruments.

The estimated maximum one-day loss from the Company’s foreign currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $10.9 million at March 31, 2007. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $10.9 million at March 31, 2007 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the estimated potential cash flows impact would be approximately $0.5 million in additional interest expense if interest rates were to increase by 10% over a three month period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2007, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserts that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint, Acushnet has responded that the patents at issue are invalid and not infringed by the Pro V1 golf balls. Acushnet also has filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”). Although the PTO agreed the petitions for reexamination raised certain substantial new questions of patentability, and has issued a first office action preliminarily rejecting the claims of all four of the patents, based on some of the arguments advanced by Acushnet, the PTO has not made a final and binding determination as to validity and has not yet considered Callaway Golf’s evidence as to the validity of the claims contained in the patents. The validity of the asserted patents has also not yet been addressed by the District Court. Additionally, the District Court has denied Acushnet’s motion to stay the litigation pending a resolution in the PTO. The trial of this matter is set to commence in the District Court on December 3, 2007.

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

Certain Factors Affecting Callaway Golf Company

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2006, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2006 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In June 2006, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $50.0 million, which remains in effect until completed or otherwise terminated by the Board of Directors. During the three months ended March 31, 2007, the Company repurchased 1,000,000 shares of its Common Stock at an average cost per share of $15.16 at a total cost of $15.2 million and is authorized to repurchase up to an additional $32.0 million of its Common Stock under the June 2006 repurchase program. The Company’s repurchases of shares of Common Stock are recorded at the average cost of the Common Stock held in treasury and result in a reduction of shareholder’s equity.

The following schedule summarizes the status of the Company’s repurchase programs (in thousands, except per share data):

	Three Months Ended March 31,
	2007
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
January 1, 2007 – January 31, 2007	—	$—	—	$47,127
February 1, 2007 – February 28, 2007	1,000	$15.16	1,000	$31,972
March 1, 2007 – March 31, 2007	—	$—	—	$31,972

Total	1,000	$15.16	1,000	$31,972

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

10.43	Callaway Golf Company First Amendment to Officer Employment Agreement, effective as of April 1, 2007, by and between Callaway Golf Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 5, 2007 (file no. 1-10962).

10.44	Callaway Golf Company First Amendment to Officer Employment Agreement, effective as of April 1, 2007, by and between Callaway Golf Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 5, 2007 (file no. 1-10962).

10.45	Callaway Golf Company Officer Employment Agreement, effective as of April 1, 2007, by and between Callaway Golf Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 5, 2007 (file no. 1-10962).

10.46	Callaway Golf Company Officer Employment Agreement, effective as of April 1, 2007, by and between Callaway Golf Company and Thomas Yang, incorporated herein by this reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 5, 2007 (file no. 1-10962).

10.47	Callaway Golf Company First Amendment to Chief Executive Officer Employment Agreement, effective as of April 19, 2007, by and between Callaway Golf Company and George Fellows. †

31.1	Certification of George Fellows pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Senior Executive Vice President and Chief Financial Officer

Date: May 3, 2007

EXHIBIT INDEX

Exhibit	Description
10.47	Callaway Golf Company First Amendment to Chief Executive Officer Employment Agreement, effective as of April 19, 2007, by and between Callaway Golf Company and George Fellows. †

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.