Form 10-Q
period 2007-06-30
CALLAWAY GOLF CO
filed 2007-08-06
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of July 31, 2007 was 70,839,112.

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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Passion For Excellence—Apex—Ben Hogan—BH—Big Bertha—Black Series-Callaway—Callaway Collection—Callaway Golf—Callaway Golf Drysport—Chev—Chevron Device—Complete—Demonstrably Superior and Pleasingly Different—Dual Force—ERC—Explosive Distance.Amazing Soft Feel—Flying Lady—Ft-i- FT-3—FT-5—Fusion—Game Series-Gems—Great Big Bertha—Heavenwood—Hogan—HX—HX Hot—HX Pearl—HX Tour—Little Ben—Marksman—Molitor—Number One Putter in Golf—Odyssey—OptiFit-ORG.14—Rossie—S2H2—SRT—SenSert—Speed Slot-Steelhead—Strata—Stronomic—Sure-Out—T design—Tech Series—Top-Flite—Top Flite D2—Top-Flite XL—Tour Authentic—Tour Deep—Trade In! Trade Up!—TriBall—Tru Bore—Tunite—VFT—War Bird—Warbird—Warmsport-White Hot—White Hot XG—White Steel—Windsport-World’s Friendliest—X-20—X460—XL 3000—XJ Series—XL Extreme—X-Forged—X Hot—X-Series—X-Sole—X-SPANN—Xtra Traction Technology—X-Tour—XTT—Xtra Width Technology—XWT.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$48,397	$46,362
Accounts receivable, net	281,538	118,133
Inventories, net	225,835	265,110
Deferred taxes, net	37,047	32,813
Income taxes receivable	—	9,094
Other current assets	21,429	21,688

Total current assets	614,246	493,200
Property, plant and equipment, net	133,052	131,224
Intangible assets, net	142,654	144,326
Goodwill	31,435	30,833
Deferred taxes	25,866	18,821
Other assets	27,866	27,543

	$975,119	$845,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$141,358	$111,360
Accrued employee compensation and benefits	31,960	18,731
Accrued warranty expense	14,365	13,364
Credit facilities	55,394	80,000
Income taxes payable	8,033	—

Total current liabilities	251,110	223,455
Long-term liabilities:
Deferred compensation	7,241	7,210
Energy derivative valuation account	19,922	19,922
Income taxes payable	14,042	—
Deferred taxes	17,912	16,256
Minority interest in consolidated subsidiary	1,937	1,987
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 85,141,950 shares and 85,096,782 shares issued at June 30, 2007 and December 31, 2006, respectively	851	851
Additional paid-in capital	418,532	402,628
Unearned compensation	(3,013)	(3,566)
Retained earnings	494,501	435,074
Accumulated other comprehensive income	14,633	11,135
Less: Grantor Stock Trust held at market value, 2,218,946 shares and 5,184,601 shares at June 30, 2007 and December 31, 2006, respectively	(39,519)	(74,710)
Less: Common Stock held in treasury, at cost, 13,730,027 shares and 11,957,968 shares at June 30, 2007 and December 31, 2006, respectively	(223,030)	(194,295)

Total shareholders’ equity	662,955	577,117

	$975,119	$845,947

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Net sales	$380,017	100%	$341,815	100%	$714,624	100%	$644,260	100%
Cost of sales	204,892	54%	201,729	59%	378,778	53%	372,662	58%

Gross profit	175,125	46%	140,086	41%	335,846	47%	271,598	42%
Operating expenses:
Selling expense	80,910	21%	77,045	23%	156,201	22%	145,173	23%
General and administrative expense	24,187	6%	18,101	5%	45,745	6%	38,325	6%
Research and development expense	7,907	2%	6,194	2%	15,923	2%	12,998	2%

Total operating expenses	113,004	30%	101,340	30%	217,869	30%	196,496	30%

Income from operations	62,121	16%	38,746	11%	117,977	17%	75,102	12%
Other expense, net	(1,891)		(1,273)		(3,229)		(971)

Income before income taxes	60,230	16%	37,473	11%	114,748	16%	74,131	12%
Provision for income taxes	23,591		14,934		45,273		28,731

Net income	$36,639	10%	$22,539	7%	$69,475	10%	$45,400	7%

Earnings per common share:
Basic	$0.54		$0.33		$1.03		$0.66
Diluted	$0.53		$0.33		$1.01		$0.65
Weighted-average shares outstanding:
Basic	67,970		67,799		67,623		68,479
Diluted	69,274		68,577		68,798		69,356
Dividends declared per share	$0.07		$0.07		$0.14		$0.14

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$69,475	$45,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,600	15,225
Non-cash share-based compensation	6,527	6,331
Deferred taxes	5,348	1,165
Loss on disposal of long-lived assets	61	324
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(159,505)	(152,881)
Inventories, net	41,514	15,255
Other assets	313	530
Accounts payable and accrued expenses	21,906	14,269
Accrued employee compensation and benefits	13,007	(4,856)
Accrued warranty expense	1,001	2,202
Income taxes payable	15,521	12,397
Other liabilities	35	(1,299)

Net cash provided by (used in) operating activities	32,803	(45,938)

Cash flows from investing activities:
Capital expenditures	(18,439)	(20,463)
Acquisitions, net of cash required	—	(5,911)
Proceeds from sale of capital assets	9	120

Net cash used in investing activities	(18,430)	(26,254)

Cash flows from financing activities:
Issuance of Common Stock	42,108	6,519
Dividends paid, net	(4,757)	(4,901)
Acquisition of Treasury Stock	(28,735)	(42,894)
(Payments on) proceeds from line of credit, net	(24,606)	110,300
Minority interest in consolidated subsidiary	(50)	—
Tax benefit from exercise of stock options	3,013	481
Other financing activities	—	(20)

Net cash (used in) provided by financing activities	(13,027)	69,485

Effect of exchange rate changes on cash and cash equivalents	689	1,339

Net increase (decrease) in cash and cash equivalents	2,035	(1,368)
Cash and cash equivalents at beginning of year	46,362	49,481

Cash and cash equivalents at end of year	$48,397	$48,113

Non-cash financing activities:
Dividends payable	$4,854	$4,796
Issuance of restricted stock	$—	$4,902

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accu- mulated Other Compre- hensive Income	Grantor Stock Trust	Treasury Stock		Total	Compre- hensive Income
	Shares	Amount						Shares	Amount
Balance, December 31, 2006	85,097	$851	$402,628	$(3,566)	$435,074	$11,135	$(74,710)	(11,958)	$(194,295)	$577,117
Adoption of FIN 48	—	—	—	—	(437)	—	—	—	—	(437)
Exercise of stock options	2,924	—	(5,595)	—	—	—	46,422	—	—	40,827
Tax benefit from exercise of stock options	—	—	3,013	—	—	—	—	—	—	3,013
Compensatory stock and stock options	(5)	—	5,974	553	—	—	—	—	—	6,527
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(1,772)	(28,735)	(28,735)
Employee stock purchase plan	(2,874)	—	(31)	—	—	—	1,312	—	—	1,281
Cash dividends declared	—	—	—	—	(9,611)	—	—	—	—	(9,611)
Adjustment of Grantor Stock Trust shares to market value	—	—	12,543	—	—	—	(12,543)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	3,498	—	—	—	3,498	$3,498
Net income	—	—	—	—	69,475	—	—	—	—	69,475	69,475

Balance, June 30, 2007	85,142	$851	$418,532	$(3,013)	$494,501	$14,633	$(39,519)	(13,730)	$(223,030)	$662,955	$72,973

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

2. Income Taxes

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine audits by the various federal, state and international taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company. The resolution of any disagreements over the Company’s tax positions often involves complex issues and may span multiple years, particularly if litigation is involved. The ultimate resolution of these tax positions is often uncertain until the audit is complete and any disagreements are resolved. As required under applicable accounting rules, the Company therefore accrues an amount for its estimate of additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in a tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

As required, through December 31, 2006, the Company recorded its accrual for uncertain tax positions based upon SFAS No. 5, “Accounting for Contingencies,” which required the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it was probable the Company would be required to pay such additional taxes. Effective January 1, 2007, the Company was required to adopt and implement the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires the Company to accrue for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. As a result of the adoption of FIN 48, the Company recognized an increase in the liability for its uncertain tax positions of $437,000, of which the entire charge was accounted for as a decrease to the beginning balance of retained earnings.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Certain tax matters, including the accrual for uncertain tax positions, can result in a difference between the estimated benefit recorded in the Company’s financial statements and the benefit taken or expected to be taken in the Company’s tax returns. This difference is generally referred to as an “unrecognized tax benefit.” As of January 1, 2007, the liability for income taxes associated with uncertain tax benefits was $21,551,000. This liability can be reduced by $14,328,000 for offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $7,223,000 if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate. As of June 30, 2007, the liability for income taxes associated with uncertain tax benefits was $14,257,000 and was recorded as a short-term income tax payable of $445,000 and a long-term income tax payable of $13,812,000. This liability can be reduced by $6,740,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments and was recorded as deferred income taxes related to the adoption of FIN 48. The net amount of $7,517,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate. The offsetting reductions in both income taxes payable and deferred income taxes from January 1, 2007 to June 30, 2007 referred to above are primarily related to transfer pricing adjustments as a result of the execution of the bilateral Advanced Pricing Agreement between the United States and Japan discussed below. As of June 30, 2007, changes to our tax contingencies that are reasonably possible in the next 12 months are not material.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2006, the Company had accrued $1,050,000 (before federal and state tax benefit) for the payment of interest and penalties. There were no material changes to the accrual for interest and penalties since the adoption of FIN 48.

The Internal Revenue Service examination of tax years 2001 through 2003 is complete and the un-agreed issues are pending before IRS Appeals. It is reasonably possible that resolution can be reached by December 31, 2007. Any possible settlement could increase/(decrease) earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

During the quarter ended June 30, 2007 the Company entered into a bilateral Advanced Pricing Agreement between the United States and Japan covering tax years 2000 through 2009 whereby the allocation of intercompany profits was agreed to between the two countries. Since the uncertain tax position was decided in the Company’s favor, an additional income tax benefit of $661,000 was recognized during the quarter ended June 30, 2007.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. Federal	2000 and prior
California	2001 and prior
Australia	2001 and prior
Canada	2001 and prior
Japan	2003 and prior
Korea	2001 and prior
United Kingdom	2000 and prior

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Inventories

Inventories are summarized below (in thousands):

	June 30, 2007	December 31, 2006
Inventories, net:
Raw materials	$76,499	$85,798
Work-in-process	2,103	4,195
Finished goods	147,233	175,117

	$225,835	$265,110

4. Goodwill and Intangible Assets

The Company accounts for its goodwill and other non-amortizing intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company’s goodwill and certain intangible assets are not amortized throughout the period, but are subject to an annual impairment test. Patents and other intangible assets are recorded at cost at the time of acquisition and amortized using the straight-line method over their estimated useful lives, which range over periods between 1-16 years. During the three months ended June 30, 2007 and 2006, aggregate amortization expense was approximately $836,000 and $804,000, respectively. During the six months ended June 30, 2007 and 2006, aggregate amortization expense was approximately $1,672,000 and $1,627,000, respectively.

The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	June 30, 2007			December 31, 2006
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress	N/A	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	3-16	36,459	16,879	19,580	36,459	15,471	20,988
Other	1-9	2,853	1,573	1,280	2,853	1,309	1,544

Total intangible assets		$161,106	$18,452	$142,654	$161,106	$16,780	$144,326

Amortization expense related to intangible assets at June 30, 2007 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2007	$1,672
2008	3,155
2009	2,978
2010	2,838
2011	2,587
2012	2,158
Thereafter	5,472

$20,860

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill at June 30, 2007 was $31,435,000. Changes in goodwill during the three and six months ended June 30, 2007 were $450,000 and $602,000 respectively were due to favorable foreign currency fluctuations.

5. Investments

Investment in Golf Entertainment International Limited Company

During the fourth quarter of 2006, the Company made an investment in Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. In connection with the investment, the Company acquired Preferred Shares of GEI for approximately $10,000,000. The Company accounts for this investment under the cost method in accordance with the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and reflected the balance in other long-term assets in the accompanying consolidated condensed balance sheet as of June 30, 2007 and December 31, 2006.

In addition, the Company and GEI entered into a Preferred Partner Agreement under which the Company is granted preferred signage rights, the option to supply golf balls for the TopGolf driving ranges, rights as the preferred supplier of golf products at prices no less than those paid by the Company’s customers used or offered for use at TopGolf facilities, preferred retail positioning in the TopGolf retail stores, access to consumer information obtained by TopGolf, and other rights incidental to those listed.

Investment in Qingdao Suntech Sporting Goods Limited Company

In October of 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech will manufacture and supply certain golf balls solely for and to the Company. Suntech is a wholly owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”), which is jointly owned by Qingdao Sunwoo Sporting Goods Limited Company and another third party. In connection with the agreement, the Company will provide Suntech with the golf ball raw materials, packing materials, molds, tooling, as well as the manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech will provide the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company holds over the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated condensed financial statements as of June 30, 2007 in accordance with the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”

In addition, the Company entered into a Loan Agreement which provides that the Company will make certain loans to Mauritius to provide working capital for Suntech. As of June 30, 2007, the Company loaned Mauritius a total of $2,000,000. In addition, the Company may be required to loan an additional $2,000,000.

6. Product Warranty

The Company has a stated two-year warranty policy for its golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The decrease in the provision for product warranty claims is primarily attributable to a slight decline in the rate at which warranty claims are accrued. The decrease in the accrual rate reflects an improvement in the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

historical frequency of claims as well as a reduction in expected claims costs resulting from a shift in the number of clubs repaired compared to the number of clubs replaced. The Company’s estimates have generally been in line with actual claims experience. The following table provides a roll-forward of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$14,156	$15,196	$13,364	$13,267
Provision	3,541	3,565	6,631	7,734
Claims paid/costs incurred	(3,332)	(3,292)	(5,630)	(5,532)

Ending balance	$14,365	$15,469	$14,365	$15,469

7. Financing Arrangements

The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities in effect from time to time. The Company currently expects this to continue. The Company’s primary line of credit is a $250,000,000 line of credit with Bank of America, N.A. and certain other lenders party to the Company’s November 5, 2004 Amended and Restated Credit Agreement. The Line of Credit was most recently amended effective February 15, 2007, by a Third Amendment to the Amended and Restated Credit Agreement (as amended, the “Line of Credit”), to provide for modification of the financial covenants, the release of all collateral with respect to the obligations under the Line of Credit, the reduction of commitment fee margins and interest rate margins and certain other changes favorable to the Company. The amendment also extends the term of the Line of Credit to expire on February 15, 2012.

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability can be effectively limited by the financial covenants contained therein. As of June 30, 2007, the maximum amount that could be borrowed under the Line of Credit was $250,000,000, of which $55,000,000 was outstanding at June 30, 2007. In addition, at June 30, 2007, the Company had approximately $394,000 outstanding under other credit facilities.

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

The Line of Credit requires the Company to meet certain financial covenants and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of June 30, 2007, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the Second and Third Amendments, were $2,089,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1,304,000 as of June 30, 2007, of which $282,000 was included in prepaid and other current assets and $1,022,000 in other long-term assets in the accompanying consolidated condensed balance sheet.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Beginning on January 1, 2007, the Company accrues an amount for its estimate of probable additional tax liability in accordance with the new provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. See Note 2 for further discussion.

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

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserts that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint, Acushnet has responded that the patents at issue are invalid and not infringed by the Pro V1 golf balls. Acushnet also has filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”). Although the PTO agreed the petitions for reexamination raised certain substantial new questions of patentability, and has issued a first office action preliminarily rejecting the claims of all four of the patents, based on some of the arguments advanced by Acushnet, the PTO has not made a final and binding determination as to validity of the patents. The

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

validity of the asserted patents has also not yet been addressed by the District Court. Additionally, the District Court has denied Acushnet’s motion to stay the litigation pending a re-examination in the PTO. On August 1, 2007, the District Court denied Acushnet’s renewed motion to stay the litigation pending re-examination in the PTO. The trial of this matter is set to commence in the District Court on December 3, 2007.

On June 9, 2007, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 07-367, asserting claims against Acushnet Company for patent infringement. Callaway Golf asserts that Acushnet’s sale of numerous drivers, including but not limited to the King Cobra 454 Comp, King Cobra F Speed, King Cobra HS9 F Speed, King Cobra HS9 M speed, and King Cobra LD F Speed, Titleist 905R, Titleist 905S and Titleist 905T drivers infringes one or more of U.S. patent numbers 6,348,015; 6,478,692; 6,669,579; 6,685,576; and 6,949,032. Callaway Golf is seeking damages and an injunction to prevent future infringement. Acushnet has answered the complaint denying infringement of any valid patent and asserting counterclaims against Callaway Golf. Acushnet asserts that sales of Callaway Golf’s FT-i, FT-5, X-460, X-460 Tour, Big Bertha Fusion FT-3 and Big Bertha 460 drivers infringes two patents issued to Acushnet, namely U.S. patent numbers 6,960,142 and 7,041,003. Acushnet seeks damages and an injunction as well. Callaway Golf’s response to the counterclaim is due on or before August 31, 2007.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As a result of the Company’s notice of termination to EESI, and certain other automatic termination provisions under the Enron Contract, the Company believes that the Enron Contract has been terminated. As a result, the Company adjusted the estimated value of the Enron Contract through the date of termination, at which time the terminated Enron Contract ceased to represent a derivative instrument in accordance with SFAS No. 133. Because the Enron Contract is terminated and neither party to the contract is performing pursuant to the terms of the contract, the Company no longer records valuation adjustments for changes in electricity rates. The Company continues to reflect on its balance sheet the derivative valuation account of $19,922,000, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Enron Contract has been terminated, and as of June 30, 2007, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

Unconditional Purchase Obligations

During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of June 30, 2007, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $126,760,000 over the next six years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Future purchase commitments as of June 30, 2007 are as follows (in thousands):

2007	$65,943
2008	32,687
2009	15,525
2010	6,781
2011	4,488
Thereafter	1,336

$126,760

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three and six months ended June 30, 2007 was not material to the Company’s financial position, results of operations or cash flows.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Share-Based Employee Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense for all share-based awards outstanding as of the adoption date is based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The valuation provisions of SFAS 123R apply to new share-based awards granted subsequent on or after January 1, 2006.

Stock Plans

As of June 30, 2007, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock/units, Performance Share Units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Plan are discretionary, although no participant may receive awards in any one year in excess of 1,000,000 shares. The 2001 Directors Plan permits the granting of stock options, restricted stock and restricted stock units. Directors receive an initial equity award grant not to exceed 20,000 shares upon their initial appointment to the Board and thereafter an annual grant not to exceed 10,000 shares upon being re-elected at each annual meeting of shareholders. As a result of the Annual Meeting of Shareholders held on June 5, 2007, the Company’s shareholders amended and restated the 2004 Plan to increase the number of shares available for issuance by an additional 4,250,000 to a total of 12,250,000. The maximum number of shares issuable over the term of the 2001 Directors Plan is 500,000 shares.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of June 30, 2007:

	Authorized	Available	Outstanding
	(In thousands)
1991 Stock Incentive Plan	10,000	—	75
Promotion, Marketing and Endorsement Stock Incentive Plan	3,560	—	570
1995 Employee Stock Incentive Plan	10,800	—	2,615
1996 Stock Option Plan	9,000	—	921
2001 Directors Plan	500	255	233
2004 Plan	12,250	4,268	2,907
Non-Employee Directors Stock Option Plan	840	—	104

Total	46,950	4,523	7,425

Stock Options

All stock option grants made under the 2004 Plan and the 2001 Directors Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $1,022,000 and $2,217,000 of compensation expense relating to outstanding stock options for the three

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and six months ended June 30, 2007, respectively, and $1,979,000 and $3,590,000 for the three and six months ended June 30, 2006, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term and is reduced by an estimate for pre-vesting forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards. For the six months ended June 30, 2007 and 2006, the average estimated pre-vesting forfeiture rate used was 4.1% and 5.2%, respectively. The table below summarizes the average fair value assumptions used in the valuation of stock options granted during the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006(1)	2007	2006
Dividend yield	2.0%	—	2.0%	2.0%
Expected volatility	37.7%	—	37.4%	41.3%
Risk free interest rate	4.9%	—	4.8%	4.8%
Expected life	4.2 years	—	3.0 years	3.4 years

(1)	There were no stock options granted during the three months ended June 30, 2006.

The expected life of the Company’s options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life of the options at the date of the grant. The dividend yield is based upon a three-year historical average. The expected volatility is based on the historical volatility, among other factors, of the Company’s stock. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time. Changes in the subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by the employee holding the option.

The following table summarizes the Company’s stock option activities for the first six months of 2007 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	9,279	$16.84
Granted	889	$14.45
Exercised	(2,925)	$13.96
Forfeited	(22)	$14.42
Expired	(282)	$23.36

Outstanding at June 30, 2007	6,939	$17.49	5.54	$13,170
Vested and expected to vest in the future at June 30, 2007	6,783	$17.56	5.47	$12,619
Exercisable at June 30, 2007	5,069	$18.68	4.35	$6,518

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2007 was $5.76 and $3.89 per share, respectively and $5.30 per share during the six months ended June 30, 2006. As previously mentioned, there were no stock options granted during the three months ended June 30, 2006. The total intrinsic value for options exercised during the three and six months ended June 30, 2007 was $7,286,000 and $10,130,000, respectively, and $217,000 and $1,227,000 during the three and six months ended June 30, 2006, respectively.

Cash received from the exercise of stock options for the three and six months ended June 30, 2007 was approximately $29,275,000 and $40,827,000, respectively, and $757,000 and $4,651,000 for the three and six months ended June 30, 2006, respectively. The actual tax benefit realized for the tax deductions from option exercises for the three and six months ended June 30, 2007 totaled approximately $2,117,000 and $3,013,000, respectively, and $55,000 and $481,000 for the three and six months ended June 30, 2006, respectively.

Restricted Stock, Restricted Stock Units and Performance Share Units

All Restricted Stock, Restricted Stock Units and Performance Share Units awarded under the 2004 Plan and the 2001 Directors Plan are recorded at the Company’s closing stock price on the date of grant. Restricted Stock awards and Restricted Stock Units generally vest over a period of 3 to 5 years. Performance Share Units generally cliff-vest at the end of a three year performance period. Performance Share Units are a form of stock-based award in which the number of shares ultimately received depends on the Company’s performance against specified financial performance metrics over a three year period. At the end of the performance period, the number of shares of stock issued will be determined based upon the Company’s performance against those metrics.

The Company recorded $363,000 and $748,000 of compensation expense relating to Restricted Stock awards during the three and six months ended June 30, 2007, respectively, and $384,000 and $724,000 during the three and six months ended June 30, 2006, respectively. In connection with shares underlying Restricted Stock Units and Performance Share Units, the Company recorded compensation expense of $399,000 and $739,000 during the three and six months ended June 30, 2007, respectively, and $189,000 and $313,000 during the three and six months ended June 30, 2006, respectively.

The table below summarizes the total number of Restricted Stock shares and shares underlying Restricted Stock Units and Performance Share Units granted to certain employee participants and directors during the six months ended June 30, 2007 and 2006, as well as the related weighted average grant date fair value for each type of award (number of shares are in thousands).

	# of Shares Granted				Weighted Average Grant-Date Fair Value
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Restricted Stock Awards	—	—	—	154	$—	$—	$—	$15.08
Restricted Stock Units	22	22	254	51	$18.33	$13.54	$14.71	$14.38
Performance Share Units	—	—	—	142	$—	$—	$—	$15.09

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of nonvested Restricted Stock awards, Restricted Stock Units and Performance Share Units (collectively “nonvested shares”) is determined based on the closing trading price of the Company’s Common Stock on the grant date. A summary of the Company’s nonvested share activity for the six months ended June 30, 2007 is as follows (in thousands, except fair value amounts):

Restricted Stock, Restricted Stock Units and Performance Share Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	1,086	$12.42
Granted	254	$14.71
Vested	(7)	$15.23
Forfeited	(6)	$14.61

Nonvested at June 30, 2007	1,327	$12.99

At June 30, 2007, there was $9,707,000 of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans, of which $9,139,000 relates to Restricted Stock awards and Restricted Stock Units and $568,000 relates to Performance Share Units. That cost is expected to be recognized over a weighted-average period of 2.1 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its Statement of Operations due to the application of forfeiture rates including the possibility that the Company will not be able to meet certain performance requirements on Performance Share Units.

Employee Stock Purchase Plan

On February 1, 2006, the Company amended and restated the Callaway Golf Company Employee Stock Purchase Plan (the “Plan”) to eliminate the look-back provision. Under the amended and restated Plan, participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s Common Stock at 85% of the closing price on the last day of each six month offering period. During the six months ended June 30, 2007 and 2006 approximately 91,000 and 149,000 shares, respectively, of the Company’s Common Stock were purchased under the Plan. As of June 30, 2007, there were 3,270,000 shares reserved for future issuance under the Plan. In connection with the Employee Stock Purchase Plan, the Company recorded $229,000 and $308,000 of compensation expense during the six months ended June 30, 2007 and 2006, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employee Share-Based Compensation Expense

The table below summarizes the amounts recognized in the financial statements for the three and six months ended June 30, 2007 for share-based compensation related to employees (in thousands).

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Cost of sales	$123	$187
Operating expenses	1,777	3,747

Total cost of employee share-based compensation included in income, before income tax	1,900	3,934
Amount of income tax recognized in earnings	(581)	(1,216)

Amount charged against net income	$1,319	$2,718

Impact on net income per common share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

In addition, the Company recorded expense of $1,500,000 for Restricted Stock awards granted to certain non-employees during the three months ended June 30, 2007, and $2,594,000 and $1,394,000 during the six months ended June 30, 2007 and 2006, respectively. During the three months ended June 30, 2006, the Company reversed $787,000 of compensation expense to revalue shares of Restricted Stock granted to non-employees at market value as of June 30, 2006. There were no amounts relating to employee share-based compensation capitalized in inventory during the three and six months ended June 30, 2007 and 2006.

10. Earnings per Share

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three and six months ended June 30, 2007 and 2006 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	67,970	67,799	67,623	68,479
Dilutive securities	1,304	778	1,175	877

Weighted-average shares outstanding—Diluted	69,274	68,577	68,798	69,356

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. Thus, weighted-average shares outstanding—Diluted is the same as weighted average shares outstanding—Basic in periods in which a loss is reported. For the three months ended June 30, 2007 and 2006, options outstanding totaling 2,684,000 and 6,656,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive. For the six months ended June 30, 2007 and 2006, options outstanding totaling 3,187,000

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and 5,641,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

11. Derivatives and Hedging

The Company from time to time uses derivative financial instruments to manage its exposure to changes in foreign exchange rates. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 138 and 149, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

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

At June 30, 2007 and 2006, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $103,423,000 and $117,743,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. At June 30, 2007, the fair values of foreign currency-related derivatives were recorded as current assets of $407,000 and current liabilities of $2,263,000. The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus generally offset these gains and losses. During the three months ended June 30, 2007 and 2006, the Company recorded net losses of $1,821,000 and $3,695,000, respectively, due to net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting. During the six months ended June 30, 2007 and 2006, the Company recorded net losses of $2,595,000 and $3,184,000, respectively, due to net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting. As of June 30, 2007 and 2006, there were no foreign exchange contracts designated as cash flow hedges.

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

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales
Golf clubs	$307,903	$272,713	$588,964	$519,427
Golf balls	72,114	69,102	125,660	124,833

	$380,017	$341,815	$714,624	$644,260

Income before provision for income taxes
Golf clubs	$73,869	$50,328	$139,524	$95,395
Golf balls	5,584	544	11,001	6,902
Reconciling items(1)	(19,223)	(13,399)	(35,777)	(28,166)

	$60,230	$37,473	$114,748	$74,131

Additions to long-lived assets
Golf clubs	$7,825	$7,234	$14,370	$10,914
Golf balls	1,759	5,653	3,107	9,549

	$9,584	$12,887	$17,477	$20,463

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statements

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-11 on our consolidated financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors” on page 2 of this report.

Overview of Business and Seasonality

The Company designs, manufactures and sells high quality golf clubs and golf balls and also sells golf footwear, golf bags and other golf related accessories. The Company designs its products to be technologically-advanced and in this regard invests a considerable amount in research and development each year. The Company’s products are designed for golfers of all skill levels, both amateur and professional.

The Company has two operating segments that are organized on the basis of products, which are divided between golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks. The golf balls segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan golf balls. As discussed below and in Note 12 to the Company’s consolidated condensed financial statements, the Company’s operating segments exclude a significant amount of corporate and general administrative expenses and other income (expense) not utilized by management in determining segment profitability. While the Company’s golf clubs segment has been profitable, the Company’s golf balls segment has reported operating losses on an annual basis. These losses include charges related to the integration of the Callaway Golf and Top-Flite golf ball operations (the “Top-Flite Integration Initiatives”) (which were acquired in September 2003) and a portion of the charges for the company-wide restructuring initiatives announced in September 2005 (the “2005 Restructuring Initiatives”). These losses have decreased significantly from a high of $52.7 million in 2003 (including integration charges of $24.1 million) to $6.4 million in 2006 (including integration, restructuring and gross margin improvement initiatives charges of $2.9 million, $1.0 million and $1.9 million, respectively). As previously announced, the Company is taking action to address the profitability of its golf ball business, including a re-launch of the Top-Flite brand in 2007.

In most of the Company’s key markets, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few small markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s business is therefore also subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second quarter sales are also significantly affected by the amount of re-order business of the products sold during the first quarter. The Company’s third quarter sales are generally dependent on re-order business but are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key markets. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions. In general, however, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability generally occurs during the first half of the year.

Consolidated Results of Operations

Three-Month Periods Ended June 30, 2007 and 2006

As discussed above, the Company’s net sales for the second quarter generally represent a combination of the continued initial sell-in of the Company’s products to the golf retail channel for the new golf season as well as re-orders of those products. Retail sell-through of the Company’s products was strong during the second quarter of 2007, resulting in significant re-orders from the Company’s retailers. Re-orders during the second quarter were primarily comprised of the Company’s new products for 2007, which included more premium product with higher average selling prices than in the same period of 2006. This increase in premium product introductions contributed to a $38.2 million (11%) increase in net sales to $380.0 million for the second quarter of 2007, as compared to $341.8 million in the same period in the prior year.

Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2007	2006	Dollars	Percent
Net sales:
Woods	$112.0	$86.3	$25.7	30%
Irons(1)	95.4	103.1	(7.7)	(7)%
Putters	37.4	37.3	0.1	0%
Golf balls	72.1	69.1	3.0	4%
Accessories and other(1)	63.1	46.0	17.1	37%

	$380.0	$341.8	$38.2	11%

(1)	Prior year amounts have been reclassified to conform to current year presentation.

The $25.7 million (30%) increase in net sales of woods to $112.0 million for the three months ended June 30, 2007 is primarily attributable to an increase in average selling prices combined with an increase in unit volume in the second quarter of 2007 compared to the same period in the prior year. The increase in average selling prices and unit volume is primarily a result of significant re-orders from the Company’s retailers during the second quarter of 2007 of two premium multi-material drivers and one titanium driver that were introduced during the first quarter of 2007.

The $7.7 million (7%) decrease in net sales of irons to $95.4 million for the three months ended June 30, 2007 resulted from a decrease in unit volume in the second quarter of 2007 compared to the same period in the prior year. This decrease is primarily due to a decline in sales of the Company’s older irons products which were in their second and third years of their product lifecycles. This decrease was partially offset by an increase in unit volume of premium irons products that were launched during the first quarter of 2007. Average selling prices remained relatively flat due to the mix of older irons products combined with higher priced premium irons that were introduced in 2007.

Net sales of putters increased slightly to $37.4 million for the three months ended June 30, 2007 as a result of an increase in average selling prices offset by a decrease in unit volume. This increase in putter sales is primarily attributable to the current year introduction of the White Hot XG and Black Series putter product lines. This increase was partially offset by decreased sales of the Company’s older White steel and Tri-ball putter models, which were in the second and third years of their product lifecycles.

The $3.0 million (4%) increase in net sales of golf balls to $72.1 million for the three months ended June 30, 2007 is primarily due to an increase in unit volume of Callaway Golf balls, partially offset by a decrease in unit volume of Top-Flite golf balls. The increase in unit volume for the Callaway Golf balls is attributable to favorable consumer acceptance of the Company’s current year product introductions, including the new 2007 HX Hot, Big Bertha and Warbird golf ball product lines. The decrease in unit volume for Top-Flite golf balls is primarily due to a 30% reduction in product SKUs combined with a decline in sales of the Company’s older golf balls products that were in their second and third years of their product lifecycles, partially offset by net sales of the D2 golf ball introduced in the current year. Additionally, overall unit volume of golf balls were adversely impacted by a net decline in golf rounds played in the U.S. during April and May of 2007 compared to the same period of the prior year.

The $17.1 million (37%) increase in sales of accessories and other products to $63.1 million is primarily attributable to an increase in sales of Callaway Golf footwear and other accessories (primarily bags and gloves). The increase in sales of Callaway Golf footwear was primarily due to an increase in unit volume as well as the fact that golf footwear was sold primarily through a licensing arrangement until April of 2006 whereas the Company sold golf footwear directly to retailers during the entire second quarter of 2007.

Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2007	2006	Dollars	Percent
Net sales:
United States	$204.4	$186.4	$18.0	10%
Europe	70.3	54.3	16.0	29%
Japan	33.8	34.0	(0.2)	1%
Rest of Asia	25.6	25.6	—	0%
Other foreign countries	45.9	41.5	4.4	11%

	$380.0	$341.8	$38.2	11%

Net sales in the United States increased $18.0 million (10%) to $204.4 million during the second quarter of 2007 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $20.2 million (13%) to $175.6 million during the second quarter of 2007 compared to the same quarter in 2006, primarily due to a $16.0 million increase in sales in Europe. These increases in net sales in both the U.S. and Europe are attributable due to favorable consumer acceptance of the Company’s current products. The Company’s 2007 net sales were also positively affected by changes in foreign currency rates primarily in Europe, Korea, Australia and Canada, partially offset by unfavorable changes in Japan during the period.

For the second quarter of 2007, gross profit increased $35.0 million to $175.1 million from $140.1 million in the second quarter of 2006. Gross profit as a percentage of net sales improved to 46% in the second quarter of 2007 from 41% in the comparable period of 2006. Overall gross margins were favorably impacted by increases in average selling prices, as discussed above, combined with improved manufacturing efficiencies, a decline in freight costs and the successful implementation of the Company’s gross margin improvement initiatives during the second quarter of 2007 compared to the same period in the prior year. In addition, gross margins in the second quarter of 2006 were negatively impacted by a write-off of work-in- process inventory as a result of the annual physical inventory count. Gross profit for the second quarter of 2007 was negatively affected by charges of $2.0 million related to the implementation of the Company’s gross margin improvement initiatives. Gross profit for the second quarter of 2006 was negatively affected by charges of $1.5 million related to the Top-Flite Integration Initiatives as well as $0.1 million in connection with the implementation of the 2005 Restructuring Initiatives.

Selling expenses increased $3.9 million (5%) to $80.9 million in the second quarter of 2007 as compared to $77.0 million in the same period of 2006. As a percentage of sales, selling expenses decreased to 21% in the second quarter of 2007 compared to 23% in the second quarter of 2006. The dollar increase in selling expenses was primarily due to a $3.5 million increase in employee costs primarily related to incentive compensation and commissions as a result of the Company’s improved financial performance, as well as a $0.3 million increase in advertising and marketing expenses.

General and administrative expenses increased $6.1 million (34%) to $24.2 million in the second quarter of 2007 compared to $18.1 million in the same period of 2006. As a percentage of sales, general and administrative expenses increased to 6% in the second quarter of 2007 from 5% in the second quarter of 2006. The dollar increase was primarily due to a $3.4 million increase in employee costs primarily related to incentive compensation as a result of the Company’s improved financial performance combined with a $1.4 million increase in corporate legal expense during the second quarter of 2007 compared to the same period of 2006.

Research and development expenses increased $1.7 million (27%) to $7.9 million in the second quarter of 2007 compared to $6.2 million in the comparable period of 2006. As a percentage of sales, research and development expenses remained consistent at 2% for the second quarter of 2007 and 2006. The dollar increase was primarily due to a $1.4 million increase in employee costs primarily related to incentive compensation as a result of the Company’s improved financial performance.

Other net expense increased $0.6 million in the second quarter of 2007 to expense of $1.9 million as compared to expense of $1.3 million in the comparable period of 2006. The increase in net expense is primarily attributable to a $0.4 million decrease in net foreign currency fluctuation gains during the second quarter of 2007 compared to the same period of the prior year. Additionally, interest expense increased by $0.2 million due to an increase in average outstanding borrowings under the Company’s line of credit during the second quarter of 2007 combined with an increase in interest rates.

The income tax provision reflects quarterly effective tax rates of 39% and 40% for the quarters ended June 30, 2007 and 2006, respectively. This decrease in the tax provision as a percentage of income before taxes is primarily attributable to increased estimated annual domestic manufacturing benefits as well as increased annual projected research and development tax credits.

Net income for the second quarter of 2007 improved 63% to $36.6 million from net income of $22.5 million in the comparable period of 2006. Diluted earnings per share improved 61% to $0.53 per share in the second quarter of 2007 compared to earnings of $0.33 per share in the second quarter of 2006. Net income for the second quarter of 2007 was negatively impacted by after-tax charges of $1.2 million ($0.02 per share) related to costs associated with the Company’s gross margin improvement initiatives. Net income for the second quarter of 2006 was negatively impacted by after-tax charges of $1.1 million ($0.01 per share) related to the Company’s 2005 Restructuring Initiatives as well as after-tax charges of $0.4 million ($0.01 per share) in connection with the Top-Flite Integration Initiatives.

Golf Club and Golf Ball Segments Results for the Three-Month Periods Ended June 30, 2007 and 2006

Net sales information by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2007	2006	Dollars	Percent
Net sales
Golf clubs	$307.9	$272.7	$35.2	13%
Golf balls	72.1	69.1	3.0	4%

	$380.0	$341.8	$38.2	11%

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,				Growth/(Decline)
	2007		2006		Dollars	Percent
Income before provision for income taxes(1)
Golf clubs	$73.9		$50.3		$23.6	47%
Golf balls	5.6		0.5		5.1	1020%

	$79.5	(1)	$50.8	(1)	$28.7	56%

(1)	Amounts shown are before the deduction of corporate general and administrative expenses and other income (expense) of $19.2 million and $13.4 million for the three months ended June 30, 2007 and 2006, respectively, not utilized by management in determining segment profitability. For further information on segment reporting see Note 12 to the Consolidated Condensed Financial Statements—“Segment Information” in this Form 10-Q.

The improvement in net sales for the golf club operating segment is primarily attributable to a $25.7 million (30%) increase in net sales of woods combined with a $17.1 million (37%) increase in net sales of accessories and other products, partially offset by a $7.7 million (7%) decrease in net sales of irons. As discussed above, the increase in net sales of woods is primarily due to significant re-orders from the Company’s retailers during the second quarter of 2007 of two premium multi-material drivers and one titanium driver that were introduced during the first quarter of 2007. The increase in net sales of accessories and other products is attributable to an increase in sales of Callaway Golf footwear and other accessories, primarily bags and gloves. The decrease in net sales of irons is primarily due to a decline in sales of the Company’s older irons products which were in their second and third years of their product lifecycles, partially offset by an increase in unit volume of premium irons products that were launched during the first quarter of 2007.

The improvement in net sales for the golf ball segment is primarily due to an increase in unit volume of Callaway Golf balls as a result of favorable consumer acceptance of the Company’s current year product introductions, including the new 2007 HX Hot, Big Bertha, and Warbird golf ball product lines. This increase is partially offset by a decrease in unit volume of Top-Flite golf balls as a result of a 30% reduction in product SKUs combined with a decline in sales of the Company’s older golf balls products that were in their second and third years of their product lifecycles, partially offset by net sales of the D2 golf ball introduced in the current year.

Pre-tax income in the Company’s golf clubs and golf balls operating segments improved to $73.9 million and $5.6 million, respectively, for the second quarter of 2007 compared to $50.3 million and $0.5 million, respectively, for the same period in 2006. The increase in the golf clubs operating segment pre-tax income is primarily attributable to improved net sales as well as improved gross margins resulting from a more favorable club product mix due to the current year launch of higher margin driver and irons products. The increase in the golf balls operating segment pre-tax income is primarily due to a $3.3 million charge recognized in June 2006 due to a work-in-progress inventory write-down as a result of an annual physical inventory count, as well as a shift in product mix toward increased sales of more premium Callaway branded golf balls and the introduction of a higher-priced Top-Flite branded golf ball combined with a decline in sales of lower margin range balls. In addition, both golf clubs and golf balls operating segments were favorably impacted by cost reductions resulting from improved manufacturing efficiencies, declines in freight costs and the successful implementation of the Company’s gross margin improvement initiatives during the quarter ended June 30, 2007.

As previously mentioned in the Overview of Business and Seasonality section above, during 2006 the Company incurred charges in connection with the 2005 Restructuring Initiatives and the Top-Flite Integration Initiatives. The Company’s income before provision for income taxes for the golf clubs and golf balls operating segments includes the recognition of charges in connection with these initiatives in the amounts of $0.2 million and $2.1 million, respectively, for the three months ended June 30, 2006. In connection with the Company’s gross margin improvement initiatives announced during the fourth quarter of 2006, the Company’s golf clubs and golf balls operating segments absorbed charges of $0.7 million and $0.7 million, respectively, for the three months ended June 30, 2007.

Six-Month Periods Ended June 30, 2007 and 2006

Net sales increased $70.3 million (11%) to $714.6 million for the six months ended June 30, 2007 as compared to $644.3 million for the comparable period in the prior year. The overall increase in net sales is primarily due a $31.6 million (17%) increase in net sales of woods combined with a $27.8 million (33%) increase in net sales of accessories and other products.

Net sales information by product category is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2007	2006	Dollars	Percent
Net sales:
Woods	$215.0	$183.4	$31.6	17%
Irons(1)	195.4	189.7	5.7	3%
Putters	66.5	62.2	4.3	7%
Golf balls	125.7	124.8	0.9	1%
Accessories and other(1)	112.0	84.2	27.8	33%

	$714.6	$644.3	$70.3	11%

(1)	Prior year amounts have been reclassified to conform to current year presentation.

The $31.6 million (17%) increase in net sales of woods to $215.0 million for the six months ended June 30, 2007 is primarily attributable to an increase in average selling prices partially offset by lower unit volume in the first half of 2007 compared to the same period in the prior year. The increase in average selling prices is primarily attributable to a favorable shift in product mix as a result of the launch of two premium multi-material drivers and one titanium driver introduced during the first quarter of 2007, partially offset by a decrease in average selling prices for woods products that were in their second and third years of their product lifecycles. The slight decline in unit volume resulted from a decrease in unit volume of older fairway wood products which were in their second year of their product lifecycle almost entirely offset by an increase in unit volume of driver products due to the timing of product introductions.

The $5.7 million (3%) increase in net sales of irons to $195.4 million for the six months ended June 30, 2007 resulted primarily from an increase in average selling prices offset by lower unit volume compared to the same period in the prior year. The increase in average selling prices is attributable to a more favorable mix of higher priced irons products as a result of the introduction of more premium irons products during 2007 as compared to 2006. The decline in unit volume is primarily attributable a decrease in sales of the Company’s older irons products, which were in their second and third years of their product lifecycles.

The $4.3 million (7%) increase in net sales of putters to $66.5 million for the six months ended June 30, 2007 resulted primarily from an increase in average selling prices offset by lower unit volume in the first half of 2007 compared to the same period in the prior year. The increase in average selling prices is attributable to the current year introduction of the White Hot XG and Black Series putter product lines. The decrease in unit volume is primarily due to decreases in sales of the Company’s older White Steel and Tri-ball putter products, which were in their second and third years of their product lifecycles.

The $0.9 million increase in net sales of golf balls to $125.7 million for the six months ended June 30, 2007 is primarily due to an increase in unit volume of Callaway Golf balls, partially offset by a decrease in unit volume of Top-Flite golf balls. The increase in unit volume for the Callaway Golf balls is attributable to favorable consumer acceptance of the Company’s current year product introductions, including the new 2007 HX Hot, Big Bertha and Warbird golf ball product lines. The decrease in unit volume for Top-Flite golf balls is primarily due to a 30% reduction in product SKUs combined with a decline in sales of the Company’s older Top-Flite brand golf balls products that were in their second and third years of their product lifecycles, partially offset by net sales of the D2 golf ball introduced in the current year. Additionally, overall unit volume of golf balls were adversely impacted by a decline in golf rounds played in the U.S. during the first five months of 2007 compared to the same period of the prior year.

The $27.8 million (33%) increase in sales of accessories and other products to $112.0 million is primarily attributable to an increase in sales of Callaway Golf footwear and other accessories (primarily bags and gloves).

The increase in sales of Callaway Golf footwear was primarily due to an increase in unit volume as well as the fact that golf footwear was sold primarily through a licensing arrangement until April of 2006 whereas the Company sold golf footwear directly to retailers during the entire first half of 2007.

Net sales information by region is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2007	2006	Dollars	Percent
Net sales:
United States	$388.2	$367.6	$20.6	6%
Europe	126.3	104.4	21.9	21%
Japan	71.8	60.2	11.6	19%
Rest of Asia	48.5	42.6	5.9	14%
Other foreign countries	79.8	69.5	10.3	15%

	$714.6	$644.3	$70.3	11%

Net sales in the United States increased $20.6 million (6%) to $388.2 million during the first half of 2007 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $49.7 million (18%) to $326.4 million during the first half of 2007 compared to the same period in 2006. This increase in U.S. and international sales is attributable to increased sales in all regions primarily due to favorable consumer acceptance of the Company’s new products. The increase in Europe is also partly attributable to less severe weather during the first six months of 2007 compared to the same period in the prior year. The Company’s net sales were positively affected during the first half of 2007 by changes in foreign currency rates, primarily in Europe, Australia, Korea and Canada, partially offset by unfavorable changes in Japan.

For the six months ended June 30, 2007, gross profit increased $64.2 million to $335.8 million from $271.6 million in the comparable period of 2006. Gross profit as a percentage of net sales improved to 47% during the first half of 2007 from 42% in the comparable period of 2006. Overall gross margins were favorably impacted by increases in average selling prices, as discussed above, combined with improved manufacturing efficiencies, a decline in freight costs and the successful implementation of the Company’s gross margin improvement initiatives during the first half of 2007 compared to the same period in the prior year. Gross profit for the six months ended June 30, 2007 was negatively affected by charges of $3.4 million related to the implementation of the Company’s gross margin improvement initiatives. Gross profit for the six months ended June 30, 2006 was negatively affected by charges of $2.2 million related to the Top-Flite Integration Initiatives, as well as $0.1 million in connection with the Company’s 2005 Restructuring Initiatives.

Selling expenses increased $11.0 million (8%) to $156.2 million in the first half of 2007 as compared to $145.2 million in the same period of 2006. As a percentage of sales, selling expenses decreased to 22% in the first half of 2007 from 23% in the first half of 2006. The dollar increase was primarily due to a $5.2 million increase in employee costs primarily related to incentive compensation and commissions as a result of the Company’s improved financial performance. In addition, marketing and advertising expenses increased $4.0 million primarily due to expenditures associated with current year new product introductions as well as the previously announced re-launch of the Top-Flite brand.

General and administrative expenses increased $7.4 million (19%) to $45.7 million in the first half of 2007 compared to $38.3 million in the same period of 2006. As a percentage of sales, general and administrative expenses remained consistent at 6% for the first half of 2007 and 2006. The dollar increase was due to a $3.7 million increase in employee costs primarily related to incentive compensation as a result of the Company’s improved financial performance as well as a $2.1 million increase in corporate legal expense associated with intellectual property rights litigation.

Research and development expenses increased $2.9 million (22%) to $15.9 million in the first half of 2007 compared to $13.0 million in the comparable period of 2006. As a percentage of sales, research and development expenses remained consistent at 2% for the first half of 2007 and 2006. The dollar increase was primarily due to a $2.0 million increase in employee costs primarily related to incentive compensation as a result of the Company’s improved financial performance combined with an increase in research and development personnel.

Other net expense increased to $3.2 million in the first half of 2007 as compared to other net expense of $1.0 million in the comparable period of 2006. This increase in other net expense is due to a $1.1 million decrease in net foreign currency fluctuation gains combined with an increase in interest expense of $1.3 million due to increases in average outstanding borrowings and interest rates under the Company’s line of credit during the first half of 2007 compared to the same period in the prior year.

The income tax provision reflects tax rates of 40% and 39% for the six months ended June 30, 2007 and 2006, respectively. This increase in the tax provision as a percentage of income before taxes was primarily due to a decrease in net favorable adjustments related to the reassessment of various tax exposures from $0.8 million for the six months ended June 30, 2006 compared to $0.5 million during the six months ended June 30, 2007.

Net income for the six months ended June 30, 2007 improved 53% to $69.5 million from net income of $45.4 million in the comparable period of 2006. The diluted earnings per share improved 55% to $1.01 per share in the first half of 2007 compared to diluted earnings per share of $0.65 in the first half of 2006. Net income for the first half of 2007 was negatively impacted by after-tax charges of $2.0 million ($0.03 per share) related to costs associated with the Company’s gross margin improvement initiatives. Net income for the first half of 2006 was negatively impacted by after-tax charges of $1.7 million ($0.02 per share) related to the Top-Flite Integration Initiatives as well as after-tax charges of $0.4 million ($0.01 per share) in connection with the Company’s 2005 Restructuring Initiatives.

Golf Club and Golf Ball Segments Results for the Six-Month Periods Ended June 30, 2007 and 2006

Net sales information by operating segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2007	2006	Dollars	Percent
Net sales
Golf clubs	$588.9	$519.5	$69.4	13%
Golf balls	125.7	124.8	0.9	1%

	$714.6	$644.3	$70.3	11%

Profitability by operating segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,				Growth/(Decline)
	2007		2006		Dollars	Percent
Income before provision for income taxes(1)
Golf clubs	$139.5		$95.4		$44.1	46%
Golf balls	11.0		6.9		4.1	59%

	$150.5	(1)	$102.3	(1)	$48.2	47%

(1)

Amounts shown are before the deduction of corporate general and administration expenses and other income (expenses) of $35.8 million and $28.2 million for the first half of 2007 and 2006, respectively, not utilized by management in determining segment profitability. For further information on segment reporting see Note 12 to the Consolidated Condensed Financial Statements—“Segment Information” in this Form 10-Q.

The improvement in net sales for the golf club operating segment is primarily attributable to a $31.6 million (17%) increase in net sales of woods, a $27.8 million (33%) increase in net sales of accessories and other products, a $5.7 million (3%) increase in net sales of irons and a $4.3 million (7%) increase in net sales of putters. As discussed above, the increase in net sales of woods is primarily due to strong driver sales, including sales of two premium multi-material drivers and one new titanium driver that were introduced during the first quarter of 2007. The increase in net sales of accessories and other products is attributable to an increase in sales of Callaway Golf footwear and other accessories, primarily bags and gloves. The increase in net sales of irons is primarily due to a more favorable mix of higher priced irons products as a result of the introduction of more premium irons products during 2007 as compared to 2006, offset by a decline in unit volume as a result of a decrease in sales of the Company’s older irons products, which were in their second and third years of their product lifecycles. The increase in net sales of putters is primarily attributable to an increase in average selling prices as a result of the current year introduction of the White Hot XG and Black Series putter product lines, partially offset by a decrease in unit volume as a result of decreases in the Company’s older White Steel and Tri-ball putter products, which were in their second third years of their product lifecycles.

The improvement in net sales for the golf ball segment is primarily due to an increase in unit volume of Callaway Golf balls as a result of favorable consumer acceptance of the Company’s current year product introductions, including the new 2007 HX Hot, Big Bertha, and Warbird golf ball product lines. This increase is partially offset by a decrease in unit volume of Top-Flite golf balls as a result of a 30% reduction in product SKUs combined with a decline in sales of the Company’s older golf balls products that were in their second and third years of their product lifecycles, partially offset by net sales of the D2 golf ball introduced in the current year.

Pre-tax income in the Company’s golf clubs and golf balls operating segments improved to $139.5 million and $11.0 million, respectively, for the six months ended June 30, 2007 compared to $95.4 million and $6.9 million, respectively, for the same period in 2006. The increase in the golf clubs operating segment pre-tax income is primarily attributable to an increase in net sales as well as a more favorable club product mix due to the current year launch of higher margin driver and irons products. The increase in the golf balls operating segment pre-tax income is primarily due to a $3.3 million charge recognized in June 2006 due to a work-in-progress inventory write-down as a result of an annual physical inventory count, as well as a shift in product mix toward increased sales of more premium Callaway branded golf balls and the introduction of a higher-priced Top-Flite branded golf ball combined with a decline in sales of lower margin range balls. In addition, both golf clubs and golf balls operating segment margins were favorably impacted by cost reductions resulting from improved manufacturing efficiencies, declines in freight costs and the successful implementation of the Company’s gross margin improvement initiatives during the quarter ended June 30, 2007.

As previously mentioned in the overview above, during 2006 the Company incurred charges in connection with the 2005 Restructuring Initiatives and the Top-Flite Integration Initiatives. The Company’s income before provision for income taxes for the golf clubs and golf balls operating segments includes the recognition of charges in connection with these initiatives in the amounts of $1.1 million and $2.2 million, respectively, for the six months ended June 30, 2006. In connection with the Company’s gross margin improvement initiatives announced during the fourth quarter of 2006, the Company’s golf clubs and golf balls operating segments absorbed charges of $1.8 million and $1.5 million, respectively, for the six months ended June 30, 2007.

Financial Condition

Cash and cash equivalents increased $2.0 million (4%) to $48.4 million at June 30, 2007, from $46.4 million at December 31, 2006. This increase in cash primarily resulted from cash provided by operating activities of $32.8 million offset by cash used in investing activities of $18.4 million as well as cash used in financing activities of $13.0 million. Cash provided by operating activities for the six months ended June 30, 2007 reflects decreases in inventory of $41.5 million as well as increases in accounts payable and accrued expenses, accrued employee compensation and benefits, and accrued income taxes payable of $21.9 million, $13.0 million and

$15.5 million, respectively. In addition, cash was positively impacted by net income of $69.5 million, adjusted for depreciation and amortization of $17.6 million, stock compensation expense of $6.5 million and $5.3 million of deferred income tax expenses. This positive impact in cash was partially offset by an increase in accounts receivable of $159.5 million. Cash flows used in investing activities primarily reflects capital expenditures of $18.4 million during the first half of 2007. Cash flows used in financing activities are primarily attributable to $28.7 million of cash paid for the acquisition of Company stock in accordance with the stock repurchase programs authorized in June 2006 and June 2007, net payments of $24.6 million on the Company’s line of credit as well as dividends paid of $4.8 million. These cash outflows were partially offset by cash inflows of $42.1 million related to the issuance of Common Stock primarily due to stock options exercised during the first half of 2007.

As of June 30, 2007, the Company’s net accounts receivable increased $163.4 million to $281.5 million from $118.1 million as of December 31, 2006. The increase in accounts receivable is primarily the result of the general seasonality of the Company’s business (see Overview of Business and Seasonality above). The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections. The Company’s net accounts receivable increased $23.8 million as of June 30, 2007 as compared to the Company’s net accounts receivable as of June 30, 2006. This increase is primarily attributable to the increase in sales during the quarter ended June 30, 2007 compared to the same period of the prior year.

The Company’s net inventory decreased $39.3 million to $225.8 million as of June 30, 2007 compared to $265.1 million as of December 31, 2006. This decrease is consistent with seasonal trends (see Overview of Business and Seasonality above). Based on this seasonality, the Company’s current practice is to announce its new product line during the fourth quarter in order to allow retailers to plan better for the upcoming golf season. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demands during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s net inventory decreased $6.4 million as of June 30, 2007 as compared to the Company’s net inventory as of June 30, 2006. This decrease is consistent with the Company’s inventory reduction initiatives.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities in effect from time to time. The Company currently expects this to continue. Cash flows from operations combined with borrowings under the Company’s credit facilities are affected by the seasonal fluctuations of the golf business as discussed above (see Overview and Business Seasonality). Generally, cash outflows from operations are tied to the procurement of inventory. In general, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demands during the height of the golf season. Cash inflows from operations generally begin to increase during the second quarter, continue into the third quarter, and peak during the fourth quarter as a result of collections from customers. As necessary, the Company uses its credit facilities to supplement its cash inflows from operations as well as for other financing and investing activities, including stock repurchases.

The Company’s primary line of credit is a $250.0 million line of credit with Bank of America, N.A. and certain other lenders party to the Company’s November 5, 2004 Amended and Restated Credit Agreement. The Line of Credit was most recently amended effective February 15, 2007, by a Third Amendment to the Amended and Restated Credit Agreement (as amended, the “Line of Credit”), to provide for modification of the financial covenants, the release of all collateral with respect to the obligations under the Line of Credit, the reduction of commitment fee margins and interest rate margins and certain other changes favorable to the Company. The amendment also extends the term of the Line of Credit to expire on February 15, 2012.

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability can be effectively limited by the financial covenants contained therein. As of June 30, 2007, the maximum amount that could be borrowed under the Line of Credit was $250.0 million, of which $55.0 million was outstanding at June 30, 2007. In addition, at June 30, 2007, the Company had approximately $0.4 million outstanding under other credit facilities.

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

The Line of Credit requires the Company to meet certain financial covenants and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of June 30, 2007, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the Second and Third Amendments, were $2.1 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1.3 million as of June 30, 2007, of which $0.3 million was included in prepaid and other current assets and $1.0 million in other long-term assets in the accompanying consolidated balance sheet.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash and contractual obligations as of June 30, 2007 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Line of credit	$55.4	$55.4	$—	$—	$—
Operating leases(1)	21.9	5.7	6.3	3.7	6.2
Unconditional purchase obligations(2)	126.8	65.9	48.2	11.3	1.4
Deferred compensation(3)	7.1	0.4	0.7	0.2	5.8
Investment commitments(4)	2.0	—	2.0	—	—
Uncertain income tax contingencies(5)	13.8	0.5	5.7	4.6	3.0

Total(6)	$227.0	$127.9	$62.9	$19.8	$16.4

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
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

(3)	The Company has an unfunded, non-qualified deferred compensation plan. The deferred compensation plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9.0 million at June 30, 2007.
(4)	The amount is in connection with the Company’s investment in Qingdao Suntech Sporting Goods Company Limited. See Note 5 “Investments” to the Consolidated Financial Statements.
(5)	As of June 30, 2007, the Company had a net unrecognized tax benefit of $7.5 million. This amount was recorded as a short-term income tax payable of $0.4 million, a long-term income tax payable of $13.8 million and net deferred income tax assets of $6.7 million related to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The amount reflected in this table represents the short-term and long-term income tax payables. For further discussion see Note 2 to the Consolidated Condensed Financial Statements—“Income Taxes” in this Form 10-Q.
(6)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated, and therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. For further discussion, see Note 8 to the Company’s Consolidated Condensed Financial Statements—“Supply of Electricity and Energy Contracts” in this Form 10-Q.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2007 was not material to the Company’s financial position, results of operations or cash flows.

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

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $45 million for the year ended December 31, 2007. This includes capital expenditures in support of the Company’s normal operations, expenditures associated with the gross margin improvement initiatives in addition to expenditures in connection with building improvement and consolidation projects.

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

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007.

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

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to foreign currency exchange rate risks (see Note 11 to the Company’s Consolidated Condensed Financial Statements in this Form 10-Q) that could impact the Company’s results of operations. The Company’s risk management strategy includes the use of derivative financial instruments, including forwards and purchase options, to hedge certain of these exposures. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company does not enter into any trading or speculative positions with regard to foreign currency related derivative instruments.

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

At June 30, 2007 and 2006, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $103.4 million and $117.7 million, respectively. At June 30, 2007 and 2006, there were no outstanding foreign exchange contracts designated as cash flow hedges.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2007 through its derivative financial instruments.

The estimated maximum one-day loss from the Company’s foreign currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $10.7 million at June 30, 2007. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $10.7 million at June 30, 2007 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2007, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserts that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint, Acushnet has responded that the patents at issue are invalid and not infringed by the Pro V1 golf balls. Acushnet also has filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”). Although the PTO agreed the petitions for reexamination raised certain substantial new questions of patentability, and has issued a first office action preliminarily rejecting the claims of all four of the patents, based on some of the arguments advanced by Acushnet, the PTO has not made a final and binding determination as to validity of the patents. The validity of the asserted patents has also not yet been addressed by the District Court. Additionally, the District Court has denied Acushnet’s motion to stay the litigation pending a re-examination in the PTO. On August 1, 2007, the District Court denied Acushnet’s renewed motion to stay the litigation pending re-examination in the PTO. The trial of this matter is set to commence in the District Court on December 3, 2007.

On June 9, 2007, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 07-367, asserting claims against Acushnet Company for patent infringement. Callaway Golf asserts that Acushnet’s sale of numerous drivers, including but not limited to the King Cobra 454 Comp, King Cobra F Speed, King Cobra HS9 F Speed, King Cobra HS9 M speed, and King Cobra LD F Speed, Titleist 905R, Titleist 905S and Titleist 905T drivers infringes one or more of U.S. patent numbers 6,348,015; 6,478,692; 6,669,579; 6,685,576; and 6,949,032. Callaway Golf is seeking damages and an injunction to prevent future infringement. Acushnet has answered the complaint denying infringement of any valid patent and asserting counterclaims against Callaway Golf. Acushnet asserts that sales of Callaway Golf’s FT-i, FT-5, X-460, X-460 Tour, Big Bertha Fusion FT-3 and Big Bertha 460 drivers infringes two patents issued to Acushnet, namely U.S. patent numbers 6,960,142 and 7,041,003. Acushnet seeks damages and an injunction as well. Callaway Golf’s response to the counterclaim is due on or before August 31, 2007.

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

In June 2006, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $50.0 million, which would remain in effect until completed or otherwise terminated by the Board of Directors. The Board of Directors terminated the June 2006 repurchase program in June 2007 and authorized a new repurchase program (the “June 2007 repurchase program”) for the Company to repurchase shares of its Common Stock up to a maximum cost to the Company of $100.0 million, which remains in effect until completed or otherwise terminated by the Board of Directors.

Under the June 2006 repurchase program, during the three months ended June 30, 2007, the Company repurchased a final 612,000 shares of its Common Stock at an average cost per share of $17.57 for a total cost of $10.7 million, before termination of the program. Under the June 2007 repurchase program, during the three months ended June 30, 2007, the Company repurchased 160,000 shares of its Common Stock at an average cost per share of $17.67 for a total cost of $2.8 million. As of June 30, 2007, the Company was authorized to repurchase up to an additional $97.2 million of its Common Stock under the June 2007 repurchase program. The Company’s repurchases of shares of Common Stock are recorded at the average cost of the Common Stock held in treasury and result in a reduction of shareholder’s equity.

The following schedule summarizes the status of the Company’s repurchase programs (in thousands, except per share data):

	Three Months Ended June 30,
	2007
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
April 1, 2007 – April 30, 2007	—	$—	—	$31,972
May 1, 2007 – May 31, 2007	612	$17.57	612	$21,229
June 1, 2007 – June 30, 2007	160	$17.67	160	$97,164

Total	772	$17.59	772	$97,164

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 5, 2007 the Company held its 2007 Annual Meeting of Shareholders. Samuel H. Armacost, Ronald S. Beard, John C. Cushman, III, George Fellows, Yotaro Kobayashi, Richard L. Rosenfield, and Anthony S. Thornley were elected to the Board of Directors. In addition, the Company’s shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007, as well as approved the Amended and Restated 2004 Incentive Plan.

The voting results for the election of directors were as follows:

Name	Votes For	Votes Withheld
Samuel H. Armacost	62,093,825	4,795,606
Ronald S. Beard	64,545,002	2,344,529
John C. Cushman, III	64,555,748	2,333,683
George Fellows	64,541,055	2,348,376
Yotaro Kobayashi	64,591,399	2,298,032
Richard L. Rosenfield	63,590,436	3,298,995
Anthony S. Thornley	64,499,050	2,390,381

The voting results for the ratification to appoint Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 were as follows:

Votes For	Votes Against	Abstain
64,352,172	2,479,866	57,393

The voting results for the approval of the Amended and Restated 2004 Incentive Plan were as follows:

Votes For	Votes Against	Abstain
44,536,967	15,143,092	93,731

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Third Amended and Restated Bylaws, as amended and restated as of December 3, 2003, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

10.1	Callaway Golf Company Amended and Restated 2004 Incentive Plan, incorporated herein by this reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 23, 2007 (file no. 1-10962).

31.1	Certification of George Fellows pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Senior Executive Vice President and Chief Financial Officer

Date: August 2, 2007

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