Form 10-K
period 2007-12-31
CALLAWAY GOLF CO
filed 2008-02-28
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2007, the aggregate market value of the Registrant’s Common Stock held by nonaffiliates of the Registrant was $1,227,008,320 based on the closing sales price of the Registrant’s Common Stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers, shares held in treasury, and shares held by the Company’s grantor stock trust without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.

As of January 31, 2008, the number of shares of the Registrant’s Common Stock outstanding was 66,279,762, and there were no shares of the Registrant’s Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2008 Annual Meeting of Shareholders, which is scheduled to be held on May 20, 2008. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2007.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future dividends, cash flows and liquidity, as well as estimated unrecognized compensation expense, projected capital expenditures, and future contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including delays, difficulties, changed strategies, or unanticipated factors including those affecting the implementation of the Company’s gross margin initiatives, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in this report, as well as the Company’s other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Better Game By Design—A Passion For Excellence—Apex—Ben Hogan—BH—Big Bertha—Black Series—Callaway—Callaway Collection—Callaway Golf—Callaway Golf Drysport—Chev—Chevron Device—Complete—Demonstrably Superior and Pleasingly Different—Dimple-in-Dimple—Dual Force—ERC—Explosive Distance.Amazing Soft Feel—Flying Lady—Ft-i—FTi-brid—FT-3—FT-5—Freak-Fusion—Game Series—Gems—Great Big Bertha—Heavenwood—Hogan—HX—HX Hot—Hx Hot Bite—HX Pearl—HX Tour—Hyper X-IMIX—Little Ben—Marksman—Molitor—Number One Putter in Golf—Odyssey—OptiFit-ORG.14—Rossie—S2H2—Sabertooth—SRT—SenSert—Speed Slot—Squareway—Steelhead—Strata—Stronomic—Sure-Out—TF design—Tech Series—Top-Flite—Top-Flite D2—Top-Flite XL—Tour Authentic—Tour Deep—Tour i—Tour iX—Trade In! Trade Up!—TriBall—Tru Bore—Tunite—VFT—War Bird—Warbird—Warmsport—White Hot—White Hot Tour—White Hot XG—White Steel—Windsport—World’s Friendliest—X-20—X-20 Tour—X460—XL 3000—XJ Series—XL Extreme—X-Forged—X Hot—X-Series—X-Sole—X-SPANN—Xtra Traction Technology—X-Tour—XTT—Xtra Width Technology—XWT.

CALLAWAY GOLF COMPANY

PART I

Item 1.	Business

Callaway Golf Company (the “Company” or “Callaway Golf”) was incorporated in California in 1982 and reincorporated in Delaware on July 1, 1999. In 1997, the Company acquired substantially all of the assets of Odyssey Sports, Inc., which manufactured and marketed the Odyssey brand of putters and wedges. In 1998, the Company began a reorganization of its international operations by acquiring the distribution rights in certain key international markets. As a result, during 1998 through 2001, the Company acquired distribution rights and substantially all of the assets from its distributors in Japan, France, Belgium, Norway, Denmark, Germany, Japan, Ireland, Spain, Canada, Korea and Australia. In 2000, the Company entered the golf ball business with the release of its first golf ball product. In 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of the TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.), which included golf ball manufacturing facilities, the Top-Flite and Ben Hogan brands, and all golf-related patents and trademarks (the “Top-Flite Acquisition”). Beginning in 2001, the Company and its participating retailers partnered with FrogTrader, Inc. to develop the Trade In! Trade Up! program. In 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader, Inc. (which subsequently changed its name to Callaway Golf Interactive, Inc.). The Company acquired FrogTrader to stimulate purchases of new clubs by growing its Trade In! Trade Up! program and to enable the Company to better manage the distribution of pre-owned golf clubs. The Company currently has the following wholly-owned operating subsidiaries: Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc. (f/k/a The Top-Flite Golf Company), Callaway Golf Interactive, Inc., Callaway Golf Europe Ltd., Callaway Golf K.K., Callaway Golf Korea Ltd., Callaway Golf Canada Ltd., Callaway Golf South Pacific PTY Ltd., and Callaway Golf (Shanghai) Trading Company, Ltd.

The Company, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls. The Company also sells golf accessories such as golf bags, golf gloves, golf headwear, golf footwear, golf towels and golf umbrellas. The Company generally sells its products to golf retailers (including pro shops at golf courses as well as off-course retailers), sporting goods retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third party distributors. The Company also sells pre-owned golf products through its website, www.callawaygolfpreowned.com. In addition, in November of 2006, the Company launched an online store, where consumers can place an order for Callaway Golf, Top-Flite, Ben Hogan and Odyssey products through its website Shop.CallawayGolf.com and have the order fulfilled by a local participating retailer or in certain circumstances, by the Company. The Company’s products are sold in the United States and in over 100 countries around the world. The Company’s products are designed for the enjoyment of both amateur and professional golfers. Golfers generally purchase the Company’s products on the basis of performance, ease of use, brand recognition and appearance. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on products such as golf apparel, watches, rangefinders, practice aids, travel gear and eyewear. The Company’s business is seasonal and as a result approximately two-thirds of its sales and most, if not all, of its profitability occur during the first half of its fiscal year (see below “Certain Factors Affecting Callaway Golf Company” contained in Item 1A).

Financial Information about Segments and Geographic Areas

Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 15 to the Company’s Consolidated Financial Statements for the years ended December 31, 2007, 2006, and 2005 (“Consolidated Financial Statements”), which note is incorporated herein by this reference and is included as part of Item 8. “Financial Statements and Supplementary Data.”

Products

The Company designs, manufactures and sells high quality golf clubs and golf balls and also sells golf footwear and accessories. The Company designs its products to be technologically-advanced and in this regard invests a considerable amount in research and development each year. The Company’s products are designed for golfers of all skill levels, both amateur and professional.

The following table sets forth the contribution to net sales attributable to the principal product groups for the periods indicated:

	Year Ended December 31,
	2007		2006		2005
	(In millions)
Drivers and fairway woods	$305.9	27%	$266.5	26%	$241.3	24%
Irons	309.6	28%	288.0	28%	316.5	32%
Putters	109.1	10%	102.7	10%	109.3	11%
Golf balls	213.1	19%	214.8	21%	214.7	22%
Accessories and other	186.9	17%	145.9	15%	116.3	12%

Net sales	$1,124.6	100%	$1,017.9	100%	$998.1	100%

For a discussion regarding the changes in net sales for each product group from 2007 to 2006 and from 2006 to 2005, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.

The Company’s current principal products by product group are described below:

Drivers and Fairway Woods. This product category includes sales of the Company’s drivers, fairway woods and hybrid products, which are sold under the Callaway Golf, Top-Flite and Ben Hogan brands. These products are generally made of metal (either titanium or steel) or a combination of metal and a composite material. The Company’s products compete at various price levels in the drivers and fairway woods category. In general, composite/metal drivers, fairway woods and hybrids sell at higher price points than titanium drivers and fairway woods, and titanium products sell at higher price points than steel products. The Company’s drivers, fairway woods and hybrid products are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current drivers, fairway woods and hybrid products conform to the current rules of the United States Golf Association (the “USGA”) or the Royal and Ancient Golf Club of St. Andrews (the “R&A”), as applicable to the markets in which the products are intended to be sold.

Irons. This product category includes sales of the Company’s irons and wedges, which are sold under the Callaway Golf, Top-Flite and Ben Hogan brands. The Company’s irons are generally made of metal (either titanium, steel or special alloy) or a composite material (a combination of metal and polymer materials). The Company’s products compete at various price levels in the irons category. In general, the Company’s composite metal irons and titanium irons sell at higher price points than its steel irons. The Company’s irons are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current iron products conform to the current rules of the USGA and the R&A.

Putters. This product category includes sales of the Company’s putters, which are sold under the Odyssey, Callaway Golf, Top-Flite and Ben Hogan brands. The Company’s products compete at multiple price levels in the putters category. The Company’s putters are available in a variety of styles, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current putter products conform to the current rules of the USGA and the R&A.

Golf Balls. This product category includes sales of the Company’s golf balls, which are primarily sold under the Callaway Golf and Top-Flite brands. The Company’s golf balls are generally either a 2-piece golf ball (consisting of a core and cover) or a multi-layer golf ball (consisting of two or more components in addition to the cover). The Company’s golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate innovative designs, including the Company’s proprietary HEX Aerodynamics (i.e., a series of hexagons and pentagons separated by tubular ridges), dimple-in-dimple and deep dimple technologies. The Company’s products compete at all price levels in the golf ball category. In general, the Company’s multi-layer golf balls sell at higher price points than its 2-piece golf balls. All of the Company’s current golf ball products conform to the current rules of the USGA and the R&A.

Accessories and Other. This product category includes sales of golf bags, footwear, recreational club sets, gloves, headwear, towels, umbrellas, and other accessories, as well as sales of pre-owned products through Callaway Golf Interactive, Inc. Additionally, this product category includes royalties from licensing of the Company’s trademarks and service marks on products such as golf and life style apparel, watches, travel gear, rangefinders, practice aids and eyewear.

Product Design and Development

Product design at the Company is a result of the integrated efforts of its brand management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created a work environment in which new ideas are valued and explored. In 2007, 2006 and 2005 the Company invested $32.0 million, $26.8 million and $27.0 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new golf club and golf ball products.

The Company has the ability to create and modify product designs by using computer aided design (“CAD”) software, computer aided manufacturing (“CAM”) software and computer numerical control milling equipment. CAD software enables designers to develop computer models of new product designs. CAM software is then used by engineers to translate the digital output from CAD computer models so that physical prototypes can be produced. Further, the Company utilizes a variety of testing equipment and computer software, including a golf robot, launch monitors, a proprietary virtual test center, a proprietary performance analysis system, an indoor test range and other methods to develop and test its products. Through the use of these technologies, the Company has been able to accelerate and make more efficient the design, development and testing of new golf clubs and golf balls.

For certain risks associated with product design and development, see below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Manufacturing

Golf Clubs

The Company’s drivers, fairway woods, hybrids, irons, wedges and putters are assembled primarily at the Company’s facilities in Carlsbad, California. A portion of these products are also assembled outside of the United States. The Company’s products are assembled using components obtained from suppliers both internationally and within the United States. Significant progress has been made in automating certain facets of the manufacturing process during the last few years and continued emphasis will be placed on automated manufacturing by the Company. However, the overall golf club assembly process remains fairly labor intensive, and requires extensive global supply chain coordination.

Golf Balls

Prior to the Top-Flite acquisition in September 2003, Callaway Golf manufactured golf balls in its Carlsbad, California facility and Top-Flite manufactured golf balls primarily in its Chicopee, Massachusetts and Gloversville, New York facilities. Following the Top-Flite acquisition, the Company began consolidating all golf ball manufacturing operations. The consolidation allowed the Company to eliminate redundant infrastructure and overhead while improving functionality. As a result of the consolidation, most of the Company’s golf ball products are now manufactured at the Chicopee and Gloversville facilities. In October 2006, the Company entered into a supply agreement to have a limited portion of its golf ball products manufactured overseas beginning in 2007. See Note 3 to the Consolidated Financial Statements. Overall, although a significant amount of labor is still used in the golf ball manufacturing process, the golf ball manufacturing process is much more automated than the golf club assembly process.

For certain risks associated with golf club and golf ball manufacturing, see below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Sales and Marketing

Sales in the United States

Approximately 53% of the Company’s net sales were derived from sales within the United States in 2007 and 56% in both 2006 and 2005. The Company primarily sells to both on- and off-course golf retailers and sporting goods retailers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. The Company also sells certain products to mass merchants. On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 3% of the Company’s consolidated revenues in 2007 and 2006 and 4% in 2005. On a segment basis, the golf ball customer base is much more concentrated than the golf club customer base. In 2007, the top five golf ball customers accounted for approximately 20% of the Company’s total consolidated golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

Sales of the Company’s products in the United States are made and supported by full-time regional field representatives and in-house sales and customer service representatives. Most of the Company’s geographic territories are covered by both a field representative and a dedicated in-house sales representative who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits. In addition to these sales representatives, the Company also has dedicated in-house customer service representatives.

In addition, other dedicated sales representatives provide service to corporate customers who want their corporate logo imprinted on the Company’s golf balls, putters or golf bags. The Company imprints the logos on the majority of these corporate products, thereby retaining control over the quality of the process and final product. The Company also pays a commission to certain on-and off-course professionals and retailers with whom it has a relationship for corporate sales that originate through such professionals and retailers.

The Company also has a separate team of club fitting specialists who focus on the Company’s custom club sales. Custom club sales are generated primarily from the utilization of the Company’s club fitting programs such as performance centers as well as other, iron and wood fitting carts, and a vehicle with club building capacity. In addition, during 2007, the Company introduced the Callaway Golf OptiFit System, which expands on the capabilities of the OptiFit Driver System that was launched in 2006 to now include irons in addition to drivers. The OptiFit System is a custom fitting system that enables golfers to experiment at participating on and off-course retail stores with an extensive variety of clubhead and shaft combinations in order to find the driver or set of irons that fits their personal specifications. The OptiFit System equips retailers and pros with a compact, hi-tech fitting tool that can quickly identify the precise clubhead and shaft combination for each golfer’s individual swing, thereby dramatically improving the process in which consumers select a new driver or set of irons. Club fittings are performed by golf professionals who are specifically trained to fit golfers of all abilities into custom-fitted clubs. The Company believes that offering golfers the opportunity to increase performance with custom club specifications increases sales and promotes brand loyalty.

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

Sales Outside of the United States

Approximately 47% of the Company’s net sales were derived from sales for distribution outside of the United States in 2007 and 44% in both 2006 and 2005. The Company does business (either directly or through its subsidiaries and distributors) in more than 100 countries around the world. The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will continue to be an important element in the future growth and success of the Company.

The majority of the Company’s international sales are made through its wholly-owned subsidiaries located in Europe, Japan, Canada, Korea and Australia. In addition to sales through its subsidiaries, the Company also sells through distributors in over 60 foreign countries, including Singapore, China, Taiwan, the Philippines, South Africa, Argentina and various countries in South America. Prices of golf clubs and balls for sales by distributors outside of the United States generally reflect an export pricing discount to compensate international distributors for selling and distribution costs. A change in the Company’s relationship with significant distributors could negatively impact the volume of the Company’s international sales.

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

On-Line Store

In November of 2006, the Company announced Shop.CallawayGolf.com, an alliance between Callaway Golf and its network of authorized U.S. retailers that links consumers and golf retailers by allowing the consumer to place an order through Callaway Golf’s website and have it fulfilled by a local participating retailer, or by the Company. This website is also accessible via the Company’s main website, www.CallawayGolf.com. The website offers the full line of official Callaway Golf, Top-Flite, Ben Hogan and Odyssey products, including drivers, fairway woods, hybrids, irons, golf balls, footwear, eyewear, apparel and accessories.

Advertising and Promotion

Within the United States, the Company has focused its advertising efforts mainly on a combination of printed advertisements in national magazines, such as Golf Magazine, Sports Illustrated and Golf Digest, and television commercials, primarily on The Golf Channel and on network television during golf telecasts, as well as web-based advertising. Advertising of the Company’s products outside of the United States is generally handled by the Company’s subsidiaries and is consistent with U.S. strategies.

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

Competition

The golf club markets in which the Company competes are highly competitive, and are served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. With respect to drivers, fairway woods and irons, the Company’s major competitors are TaylorMade, Titleist, Cobra, Cleveland (Srixon), Ping, Mizuno, Bridgestone, MacGregor and Nike. For putters, the Company’s major competitors are Ping, Titleist and TaylorMade. In addition, the Company also competes with Dunlop, Bridgestone and PRGR among others in Japan and throughout Asia. The Company believes that it is the leader, or one of the leaders, in every golf club market in which it competes.

The golf ball business is also highly competitive. There are a number of well-established and well-financed competitors, including Acushnet (Titleist and Pinnacle brands), Sumitomo Rubber Industries (Dunlop and Srixon brands), Bridgestone (Bridgestone and Precept brands), Nike, TaylorMade (MaxFli brand) and others. These competitors compete for market share in the golf ball business, with Acushnet having a market share of over 50% of the golf ball business in the United States. The Company’s golf ball products have been well received by both professional and amateur golfers alike. The Company’s golf ball products continue to receive a significant degree of usage on the major professional golf tours and maintained the number two position on the PGA tour in 2007. In addition, the Company’s golf ball products remained number two in U.S. dollar market share in 2007.

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

Environmental Matters

The Company’s operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants (“Environmental Laws”). In the ordinary course of its manufacturing processes, the Company uses paints, chemical solvents and other materials, and generates waste by-products, that are subject to these Environmental Laws. In addition, in connection with the Top-Flite Acquisition, the Company assumed certain monitoring and remediation obligations at the manufacturing facility in Chicopee, Massachusetts.

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

In addition, the facility in Chicopee was a charter member in the U.S. Environmental Protection Agency’s National Performance Track program. This program recognizes facilities that have demonstrated a commitment to superior environmental performance and have a good record of compliance with environmental regulations. The National Environmental Performance Track was developed by the Environmental Protection Agency to reward companies who do more than environmental regulations require.

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

Intellectual Property

The Company is the owner of approximately 2,800 U.S. and foreign trademark registrations and over 2,100 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Item 3 “Legal Proceedings” below and in Note 14 to the Company’s Consolidated Financial Statements, “Commitments and Contingencies: Legal Matters.”

The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. See below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Licensing

The Company from time to time, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel, watches, travel gear, rangefinders, practice aids and eyewear. The Company has current licensing arrangements with (i) Ashworth, Inc. for a complete line of men’s and women’s apparel for distribution in the United States, Canada, Europe and South Africa, (ii) Sanei International Co., Ltd. for a complete line of men’s and women’s apparel for distribution in Japan, Korea, China and other Asian Pacific countries, and (iii) Playcorp Pty. Ltd. for a complete line of men’s and women’s apparel for distribution in Australia and New Zealand.

In addition to apparel, the Company has also licensed its trademarks to, among others, (i) Fossil, Inc. for a line of watches and clocks, (ii) TRG Accessories, LLC for a collection primarily consisting of travel gear, (iii) Global Wireless Entertainment, Inc. for the creation of golf-related software and applications for wireless handheld devices and platforms, (iv) MicroVision Optical, Inc. for eyewear, (v) Nikon Vision Co., Ltd.

for rangefinders and (vi) IZZO Golf for practice aids. Prior to April 2006, the Company had a licensing arrangement with Tour Golf Group, Inc. (“TGG”) for a line of Callaway Golf footwear. In April 2006, the licensing arrangement was terminated and the Company acquired certain assets of TGG. The Company currently designs and sells its own Callaway Golf footwear line.

Employees

During 2005, in connection with the 2005 Restructuring Initiatives, the Company announced the elimination of approximately 500 positions worldwide, including full-time and part-time employees, temporary employees and open positions. Most of these positions were eliminated prior to December 31, 2005 and the remainder of the planned eliminations were completed during 2006. As of December 31, 2007, the Company and its subsidiaries had approximately 3,000 full-time and part-time employees. In addition, the Company employs temporary employees as the business requires.

Historically, Callaway Golf employees have not been represented by unions. The golf ball manufacturing employees in Chicopee, Massachusetts, however, are unionized. Shortly after the Top-Flite Acquisition was consummated the Company negotiated a new collective bargaining agreement with the union in Chicopee which is scheduled to expire on September 30, 2008. In addition, in connection with the Top-Flite Acquisition, certain of the Company’s production employees in Canada and Australia are also unionized. As of December 31, 2007, the Company had approximately 530 employees covered under the collective bargaining agreement. The Company considers its employee relations to be good.

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

Successfully managing the frequent introduction of new products that satisfy changing consumer preferences is very important to the Company’s success.

The Company’s main products, like those of its competitors, generally have life cycles of two years or less, with sales occurring at a much higher rate in the first year than in the second. Factors driving these short product life cycles include the rapid introduction of competitive products and quickly changing consumer preferences. In this marketplace, a substantial portion of the Company’s annual revenues is generated each year by products that are in their first year of life.

These marketplace conditions raise a number of issues that the Company must successfully manage. For example, the Company must properly anticipate consumer preferences or its new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, the Company’s R&D and supply chain groups face constant pressures to design, develop, source and supply new products—many of which incorporate new or otherwise untested technology, suppliers or inputs. Third, for new products to generate equivalent or greater revenues than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great expertise in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the close out of obsolete products both at retail and in the Company’s own inventory.

Should the Company not successfully manage all of the risk factors associated with this rapidly moving marketplace, the Company’s sales and earnings may be adversely affected.

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

The Company generates substantially all of its revenues from the sale of golf related products, including golf clubs, golf balls and golf accessories. The demand for golf related products, generally, and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. If golf participation or the number of rounds of golf played decreases, sales of the Company’s products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline.

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

If the Company inaccurately forecasts demand for its products, it may manufacture either insufficient or excess quantities, which, in either case, could adversely affect its financial performance.

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

A significant disruption in the operations of the Company’s golf club assembly facilities in Carlsbad, California or its golf ball manufacturing facilities in Chicopee, Massachusetts could have a material adverse effect on the Company’s sales, profitability and results of operations.

A substantial majority of the Company’s golf club products are assembled at and shipped from its facilities in Carlsbad, California. A large majority of the Company’s golf ball products are manufactured at and shipped from its facilities in Chicopee, Massachusetts. Any natural disaster or other significant disruption to the operation of these facilities could substantially disrupt the Company’s global supply chain coordination for the relevant golf club or golf ball business segment, including damage to inventory at the respective facilities. In addition, the Company could incur significantly higher costs and longer lead times associated with fulfilling orders and distributing product. As a result, a significant disruption at either of the Carlsbad, California or Chicopee, Massachusetts, facilities could adversely affect the Company’s sales, profitability and results of operations.

If the Company is unable to obtain at reasonable costs materials or electricity necessary for the manufacture of its products its business would be adversely affected.

The Company’s size has made it a large consumer of certain materials, including steel, titanium alloys, carbon fiber and rubber. The Company does not produce these materials itself, and must rely on its ability to obtain adequate supplies in the world marketplace in competition with other users of such materials. In the future, the Company may be unable to obtain its requirements for such materials at a reasonable price or at all. An interruption in the supply of the materials used by the Company or a significant change in costs could have a material adverse effect on the Company’s business.

The Company’s golf club and golf ball manufacturing facilities use, among other resources, significant quantities of electricity to operate. An interruption in the supply of electricity or a significant increase in the cost of electricity could have a significant adverse effect upon the Company’s results of operations.

A disruption in the service or a significant increase in the cost of the Company’s primary delivery and shipping services for its products and component parts could have a material adverse effect on the Company’s business.

The Company uses United Parcel Service, or UPS, for substantially all ground shipments of products to its U.S. customers. The Company uses air carriers and ship services for most of its international shipments of products. Furthermore, many of the components the Company uses to build its golf clubs, including clubheads and shafts, are shipped to the Company via air carrier and ship services. The Company’s inbound and outbound shipments are particularly dependent upon air carrier facilities at Los Angeles International Airport and ship service facilities at the Port of Los Angeles (Long Beach) If there were any significant interruption in service by such providers or at other significant airports or shipping ports, the Company may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver its products or components in a timely and cost-efficient manner. As a result, the Company could experience manufacturing delays, increased manufacturing and shipping costs, and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in UPS services, air carrier services or ship services could have a material adverse effect upon the Company’s business. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, the Company’s operating results could be significantly adversely affected.

The Company faces intense competition in each of its markets.

Golf Clubs. The golf club business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names. New product introductions, price reductions, consignment sales, extended payment terms, “closeouts,” including closeouts of products that were recently commercially successful, and significant tour and advertising spending by competitors continue to generate intense market competition. Furthermore, continued downward pressure on pricing in the market for new clubs could have a significant adverse effect on the Company’s pre-owned club business as the gap narrows between the cost of a new club and a pre-owned club. Successful marketing activities, discounted pricing, consignment sales, extended payment terms or new product introductions by competitors could negatively impact the Company’s future sales.

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

Accessories. The Company’s accessories include golf bags, golf gloves, golf footwear and other items. The Company faces significant competition in every region with respect to each of these product categories. In most cases, the Company is not the market leader with respect to its accessory markets.

The Company’s golf ball business has a concentrated customer base. The loss of one or more of the Company’s top customers could have a significant negative impact on this business.

On a consolidated basis, no one customer that distributes the Company’s golf clubs or golf balls in the United States accounted for more than 3% of the Company’s revenue in 2007 and 2006 and 4% in 2005. On a segment basis, the Company’s golf ball customer base is much more concentrated than its golf club customer base. In 2007, the top five golf ball customers accounted for approximately 20% of the Company’s total golf ball sales in the United States. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

International political instability and terrorist activities may decrease demand for the Company’s products and disrupt its business.

The Company’s business has been adversely affected in recent years by terrorist activities and armed conflicts, such as the attacks on the World Trade Center and the Pentagon, bombings in London and Spain, incidents of Anthrax poisoning and the military actions in the Middle East, including the war in Iraq. Future similar or threatened events or conflicts could have an adverse effect upon the United States or worldwide economy and could cause decreased demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, the Company’s ability to obtain the materials necessary to produce and sell its products and to deliver customer orders would be harmed. Furthermore, such events can negatively impact tourism, which could adversely affect the Company’s sales to retailers at resorts and other vacation destinations.

The Company’s business could be harmed by the occurrence of natural disasters or pandemic diseases.

The occurrence of a natural disaster, such as an earthquake, fire, flood or hurricane, or the outbreak of a pandemic disease, such as Severe Acute Respiratory Syndrome or the Avian Flu, could significantly adversely affect the Company’s business. A natural disaster or a pandemic disease could significantly adversely affect both the demand for the Company’s products as well as the supply of the components used to make the Company’s products. Demand for golf products also could be negatively affected as consumers in the affected regions restrict their recreational activities and as tourism to those areas declines. If the Company’s suppliers experienced a significant disruption in their business as a result of a natural disaster or pandemic disease, the Company’s ability to obtain the necessary components to make its products could be significantly adversely affected. In addition, the occurrence of a natural disaster or the outbreak of a pandemic disease generally restricts the travel to and from the affected areas, making it more difficult in general to manage the Company’s international operations.

The Company has significant international sales and purchases, and is exposed to currency exchange rate fluctuations.

A significant portion of the Company’s purchases and sales are international purchases and sales, and the Company conducts transactions in approximately 12 currencies worldwide. Conducting business in such various currencies exposes the Company to fluctuations in foreign currency exchange rates relative to the U.S. dollar.

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

The Rules of Golf as published by the R&A and the USGA are virtually the same. The Company believes that all of its products conform to both the USGA and R&A rules.

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

The Company believes that professional usage of its golf clubs and golf balls contributes to retail sales. The Company therefore spends a significant amount of money to secure professional usage of its products. Many other companies, however, also aggressively seek the patronage of these professionals and offer many inducements, including significant cash incentives and specially designed products. There is a great deal of competition to secure the representation of tour professionals. As a result, it is becoming increasingly difficult and more expensive to attract and retain such tour professionals. The inducements offered by other companies could result in a decrease in usage of the Company’s products by professional golfers or limit the Company’s ability to attract other tour professionals. A decline in the level of professional usage of the Company’s products could have a material adverse effect on the Company’s sales and business.

If the Company is unable to enforce its intellectual property rights, its reputation and sales could be adversely affected.

The golf club industry, in general, has been characterized by widespread imitation of popular club designs. The Company has an active program of monitoring, investigating and enforcing its proprietary rights against companies and individuals who market or manufacture counterfeits and “knock off” products. The Company asserts its rights against infringers of its copyrights, patents, trademarks, and trade dress. However, these efforts may not be successful in reducing sales of golf products by these infringers. Additionally, other golf club manufacturers may be able to produce successful golf clubs which imitate the Company’s designs without infringing any of the Company’s copyrights, patents, trademarks, or trade dress. The failure to prevent or limit such infringers or imitators, could adversely affect the Company’s reputation and sales.

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

Some of the Company’s products find their way to unauthorized outlets or distribution channels. This “gray market” for the Company’s products can undermine authorized retailers and foreign wholesale distributors who promote and support the Company’s products, and can injure the Company’s image in the minds of its customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling the Company’s products to unauthorized distributors or an increase in sales returns over historical levels. While the Company has taken some lawful steps to limit commerce of its products in the “gray market” in both the United States and abroad, it has not stopped such commerce.

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

•

increased difficulty in ensuring compliance by employees, agents and contractors with the Company’s policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act, and local international environmental, health and safety laws, and increasingly complex regulations relating to the conduct of international commerce;

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

The Company relies on increasingly complex information systems for management of its manufacturing, distribution, sales and other functions. If the Company’s information systems fail to perform these functions adequately or if the Company experiences an interruption in their operation, its business and results of operations could suffer.

All of the Company’s major operations, including manufacturing, distribution, sales and accounting, are dependent upon the Company’s complex information systems. The Company’s information systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood, hurricane and other natural disasters;

•	power loss, computer systems failure, Internet and telecommunications or data network failure; and

•	hackers, computer viruses, software bugs or glitches.

Any damage or significant disruption in the operation of such systems or the failure of the Company’s information systems to perform as expected could disrupt the Company’s business, result in decreased sales, increased overhead costs, excess inventory and product shortages and otherwise adversely affect the Company’s operations, financial performance and condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company and its subsidiaries conduct operations in both owned and leased properties. The Company’s principal executive offices and domestic operations are located in Carlsbad, California. The eight buildings utilized in the Company’s Carlsbad operations include corporate offices, as well as manufacturing, research and development, warehousing and distribution facilities. These buildings comprise approximately 735,000 square feet of space. The Company owns five of these buildings, representing approximately 492,000 square feet of space. An additional three properties, representing approximately 243,000 square feet of space, are leased and the leases are scheduled to expire between March 2009 and November 2017. The Company is in the process of converting its headquarters building to consolidate its campus into a more efficient layout. The Company also owns a manufacturing plant, warehouse and offices that encompass approximately 869,000 square feet in Chicopee, Massachusetts and a manufacturing plant in Gloversville, New York comprising approximately 70,000 square feet. In addition, the Company owns and leases a number of other properties domestically and internationally, including properties in Australia, Canada, Japan, Korea, the United Kingdom and China. The Company’s operations at each of these properties are used to some extent for both the golf club and golf ball businesses. The Company believes that its facilities currently are adequate to meet its requirements.

Item 3.	Legal Proceedings

In conjunction with the Company’s program of enforcing its proprietary rights, the Company has initiated or may initiate actions against alleged infringers under the intellectual property laws of various countries, including, for example, the U.S. Lanham Act, the U.S. Patent Act, and other pertinent laws. The Company is also active internationally. For example, it has worked with other manufacturers to encourage Chinese government officials to conduct raids of identified counterfeiters, resulting in the seizure and destruction of counterfeit golf clubs. Defendants in these actions may, among other things, contest the validity and/or the enforceability of some of the Company’s patents and/or trademarks. Others may assert counterclaims against the Company. Historically, these matters individually and in the aggregate have not had a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company or some other material loss to the Company. One or more of these results could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace.

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

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserted that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint, Acushnet responded that the patents at issue are invalid and not infringed by the Pro V1 golf balls. On November 20, 2007, the District Court granted Callaway Golf’s motion for summary judgment on a breach of contract claim, holding that Acushnet’s initiation of parallel re-examination proceedings, described below, constituted a breach of a pre-existing dispute resolution agreement with Callaway Golf. The Court also rejected various legal challenges by Acushnet as to the validity of the patents, permitting Callaway Golf’s claims against Acushnet to proceed to trial, and ruled that the issues of damages and willfulness would be decided in a second trial between the parties. On the eve of trial, Acushnet stipulated that its Pro V1 golf balls infringe one or more of the nine claims in the four patents asserted by Callaway Golf. As a result of the Court’s rulings, and Acushnet’s concession as to infringement, only the validity of the patents was tried before a jury commencing on December 5, 2007. On December 14, 2007, after a six day trial, a unanimous jury decided that eight of the nine patent claims asserted by Callaway Golf against Acushnet are valid. The Court entered judgment in favor of Callaway Golf and against Acushnet on December 20, 2007. Callaway Golf has requested that the Court enter a permanent injunction requiring Acushnet to stop production and sale of the Pro V1 golf balls. Acushnet has asked the Court to enter judgment notwithstanding the verdict or, alternatively, for a new trial. Those two motions are pending.

Acushnet also filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the patents asserted by Callaway Golf. Although the PTO agreed the petitions for reexamination raised substantial new questions of patentability, and issued a first office action preliminarily rejecting the claims of all four of the patents, the PTO has not made a final and binding determination as to the validity of any of the patents. The interim rulings by the PTO do not void the Court’s judgment.

On June 9, 2007, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 07-367, asserting claims against Acushnet Company for patent infringement. Callaway Golf asserts that Acushnet’s sale of numerous drivers, including but not limited to the King Cobra 454 Comp, King Cobra F Speed, King Cobra HS9 F Speed, King Cobra HS9 M speed, and King Cobra LD F Speed, Titleist 905R, Titleist 905S and Titleist 905T drivers, infringes one or more of Callaway Golf U.S. patents (numbers 6,348,015; 6,478,692; 6,669,579; 6,685,576; and 6,949,032). Callaway Golf is seeking damages and an injunction to prevent future infringement. Acushnet has answered the complaint denying infringement of any valid patent and asserting counterclaims against Callaway Golf. Acushnet asserts that sales of Callaway Golf’s FT-i, FT-5, X-460, X-460 Tour, Big Bertha Fusion FT-3 and Big Bertha 460 drivers infringe two patents issued to Acushnet, namely U.S. patent numbers 6,960,142 and 7,041,003. Acushnet seeks damages and an injunction as well. Callaway Golf responded to the counterclaim on August 31, 2007, denying infringement of any valid patent claim. The parties are engaged in preliminary discovery. The trial of this matter is set to commence in the District Court on May 18, 2009.

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

On December 14, 2007, Callaway Golf and TaylorMade issued a joint press release announcing a resolution of all pending litigation between the parties. Specifically, the parties announced that they entered into a settlement and patent license agreement under the terms of which each company has specified rights to make products under patents owned by the other. Technologies at issue include high moment of inertia drivers, undercut irons, and golf balls.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
George Fellows	65	President and Chief Executive Officer, Director
Steven C. McCracken	57	Senior Executive Vice President, Chief Administrative Officer and Secretary
Bradley J. Holiday	54	Senior Executive Vice President and Chief Financial Officer
David A. Laverty	50	Senior Vice President, Operations
Thomas Yang	55	Senior Vice President, International

George Fellows is President and Chief Executive Officer of the Company as well as one of its Directors. He has served in such capacities since joining the Company in August 2005. Prior to joining the Company, during the period from 2000 through July 2005, he served as President and Chief Executive Officer of GF Consulting, a management consulting firm, and served as Senior Advisor to Investcorp International, Inc. and J.P. Morgan Partners, LLC. Previously, Mr. Fellows was a member of senior management of Revlon, Inc. from 1993 to 1999, including his terms as President, which commenced in 1995, and Chief Executive Officer, which began in 1997. He is a member of the board of directors of VF Corporation (a global apparel company) and Jack in the Box, Inc. (fast food restaurant chain). Mr. Fellows is also chair of the Audit Committee and a member of the Nominating and Governance Committee of VF Corporation as well as a member of the Finance Committee of Jack in the Box, Inc. Previously, he has served on the boards of directors of Revlon, Inc.; the National Association of Chain Drug Stores; the Cosmetics, Toiletries and Fragrance Association; and has served on the New York Stock Exchange Listed Company Advisory Committee. Mr. Fellows graduated with a B.S. degree from City College of New York, received an MBA from Columbia University and completed the Harvard Advanced Management Program.

Steven C. McCracken is Senior Executive Vice President, Chief Administrative Officer and Secretary of the Company and has served in such capacity since October 2005. He previously served as Senior Executive Vice President, Chief Legal Officer and Secretary from August 2000 until October 2005. He served as Executive Vice President, Licensing and Chief Legal Officer from April 1997 to August 2000. He has served as an Executive Vice President since April 1996 and served as General Counsel from April 1994 to April 1997. He served as Vice President from April 1994 to April 1996. He has served as Secretary since April 1994. Prior to joining the Company, Mr. McCracken was a partner at Gibson, Dunn & Crutcher LLP for 11 years, and had been in the private practice of law for over 18 years. During a portion of that period, he provided legal services to the Company. Mr. McCracken serves on the boards of Pro Kids Golf Academy and Learning Center (First Tee San Diego) and Golf Entertainment International, Inc. (in which the Company has a minority interest investment). Mr. McCracken received a B.A., magna cum laude, from the University of California at Irvine and a J.D. from the University of Virginia.

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

Thomas Yang is Senior Vice President, International and has served in such capacity since joining the Company in July 2006. Until July 2006, Mr. Yang served as Senior Vice President of Global Consumer Products, International for Starbucks Corporation, a position he held for the last 16 months of the nearly five years he worked for Starbucks. He also previously served in international roles for Coca Cola, Proctor & Gamble and the Clorox Company. Mr. Yang serves on the Diversity Council of Korn/Ferry International (an advisory council to its Board of Directors on diversity matters). He graduated from the University of Colorado with a B.S. in Marketing and has a Masters of International Management from the American Graduate School of International Management (Thunderbird) in Arizona.

Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2008 Annual Meeting of Shareholders. In addition, copies of the employment agreements are included as exhibits to this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its Common Stock is “ELY.” As of January 31, 2008, the approximate number of holders of record of the Company’s Common Stock was 8,800. The following table sets forth the range of high and low per share closing prices of the Company’s Common Stock and per share dividends for the periods indicated.

	Year Ended December 31,
	2007			2006
Period:	High	Low	Dividend	High	Low	Dividend
First Quarter	$16.91	$13.98	$0.07	$17.29	$13.57	$0.07
Second Quarter	$18.67	$16.17	$0.07	$17.42	$12.35	$0.07
Third Quarter	$19.26	$15.62	$0.07	$13.73	$11.49	$0.07
Fourth Quarter	$18.07	$15.27	$0.07	$15.23	$12.26	$0.07

The Company intends to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, the Company’s views on potential future capital requirements, projected cash flows and needs, and changes to our business model.

PERFORMANCE GRAPH

The following graph presents a comparison of the cumulative total shareholder return since December 31, 2002 of the Company’s Common Stock, the Standard & Poor’s 500 Index and the Standard & Poor’s 400 Midcap Index. The graph assumes an initial investment of $100 at December 31, 2002 and reinvestment of all dividends.

	2002	2003	2004	2005	2006	2007
Callaway Golf	100.00	127.17	101.89	104.46	108.76	131.55
S&P 500	100.00	126.38	137.74	141.87	161.20	166.89
S&P 400 Midcap	100.00	134.02	154.34	171.73	187.17	199.70

The Callaway Golf Company index is based upon the closing prices of Callaway Golf Company Common Stock on December 31, 2002, 2003, 2004, 2005, 2006 and 2007 of $13.25, $16.85, $13.50, $13.84, $14.41 and $17.43, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the number of stock options and shares underlying Restricted Stock Units (RSUs) and Performance Units outstanding and authorized for issuance under all equity compensation plans of the Company as of December 31, 2007. See Note 11 “Share-Based Employee Compensation” to the Notes of Consolidated Financial Statements for further discussion of the equity plans of the Company.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of RSUs and Performance Units		Weighted Average Exercise Price of Outstanding Options(5)	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders (including ESPP)(1)	3,817	(4)	$15.81	7,757	(2)
Equity Compensation Plans Not Approved by Shareholders(3)	2,854		$17.33	—

Total	6,671		$16.51	7,757	(2)

(1)	Consists of the following plans: 1991 Stock Incentive Plan, 1996 Stock Option Plan, Non-Employee Directors Stock Option Plan, 2001 Non-Employee Directors Stock Incentive Plan and 2004 Incentive Plan and Employee Stock Purchase Plan. No shares are available for grant under the 1991 Stock Incentive Plan, 1996 Stock Option Plan or Non-Employee Directors Stock Option Plan at December 31, 2007. The 2001 Non-Employee Directors Stock Incentive Plan permits the awards of stock options, restricted stock and restricted stock units. The 2004 Incentive Plan permits the award of stock options, restricted stock, performance units and various other stock-based awards.
(2)	Includes 3,159,835 shares reserved for issuance under the Employee Stock Purchase Plan.
(3)	Consists of the following plans: 1995 Employee Stock Incentive Plan and 1992 Promotion, Marketing and Endorsement Stock Incentive Plan. In connection with shareholder approval of the 2004 Incentive Plan, the Company agreed that no further grants would be made under the 1995 Plan or the Promotion Plan. No grants have been made under the 1995 Plan since May, 2004 or under the Promotion Plan since March 2002.
(4)	Includes 177,669 and 268,385 shares underlying performance units and RSUs, respectively, issuable from the 2004 Incentive Plan, and 39,369 shares underlying RSUs issuable from the 2001 Non-Employee Directors Stock Incentive Plan.
(5)	Does not include shares underlying RSUs and Performance Units, which do not have an exercise price.

Equity Compensation Plans Not Approved By Shareholders

The Company has the following equity compensation plans which were not approved by shareholders: the 1995 Employee Stock Incentive Plan (the “1995 Plan”) and the 1992 Promotion, Marketing and Endorsement Stock Incentive Plan (the “Promotion Plan”). No shares are available for grant under the 1995 Plan or the Promotion Plan at December 31, 2007. For additional information, see Note 11 “Share-Based Employee Compensation” to the Notes to Consolidated Financial Statements.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2007, the Board of Directors authorized a new repurchase program (the “June 2007 repurchase program”) for the Company to repurchase shares of its common stock up to a maximum cost to the Company of $100.0 million, which would remain in effect until completed or otherwise terminated by the Board of Directors. In November 2007, the Board of Directors authorized a new repurchase program (“the November 2007 repurchase program”) for the Company to repurchase shares of its common stock up to a maximum cost to the Company of $100.0 million. The November 2007 repurchase program supersedes the June 2007 stock repurchase authorization and will remain in effect until completed or otherwise terminated by the Board of Directors. See Note 10—“Capital Stock” to the Notes to Consolidated Financial Statements.

Under the June 2007 repurchase program, during the three months ended December 31, 2007, the Company repurchased 0.7 million shares of its common stock at a weighted average cost per share of $16.61 for a total cost of $11.1 million. As of December 31, 2007, there were no repurchases made under the November 2007 repurchase program and the Company remained authorized to repurchase up to the maximum authorization of $100.0 million of its common stock under this program.

The following table summarizes the purchases by the Company under its repurchase programs during the fourth quarter of 2007 (in thousands, except per share data):

	Three Months Ended December 31, 2007
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
October 1, 2007—October 31, 2007	667	$16.61	667	$11,104
November 1, 2007—November 30, 2007	—	$—	—	$100,000
December 1, 2007—December 31, 2007	—	$—	—	$100,000

Total	667	$16.61	667	$100,000

Item 6.	Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2007 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2007 and 2006 and the related consolidated statements of operations and statements of cash flows for each of the three years in the period ended December 31, 2007 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005	2004(1)	2003(2)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$1,124,591	$1,017,907	$998,093	$934,564	$814,032
Cost of sales	631,368	619,832	583,679	575,742	445,417

Gross profit	493,223	398,075	414,414	358,822	368,615
Selling, general and administrative expenses	371,020	334,235	370,219	352,967	273,231
Research and development expenses	32,020	26,785	26,989	30,557	29,529

Income (loss) from operations	90,183	37,055	17,206	(24,702)	65,855
Interest and other income (expense), net	3,455	3,364	(390)	1,934	3,550
Interest expense	(5,363)	(5,421)	(2,279)	(945)	(1,522)

Income (loss) before income taxes	88,275	34,998	14,537	(23,713)	67,883
Income tax provision (benefit)	33,688	11,708	1,253	(13,610)	22,360

Net income (loss)	$54,587	$23,290	$13,284	$(10,103)	$45,523

Earnings (loss) per common share:
Basic	$0.82	$0.34	$0.19	$(0.15)	$0.69
Diluted	$0.81	$0.34	$0.19	$(0.15)	$0.68
Dividends paid per share	$0.28	$0.28	$0.28	$0.28	$0.28

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$49,875	$46,362	$49,481	$31,657	$47,340
Working capital	$273,033	$269,745	$298,385	$272,934	$253,302
Total assets	$856,963	$845,947	$764,498	$735,737	$748,566
Long-term liabilities	$63,207	$43,388	$28,245	$28,622	$29,023
Total shareholders’ equity	$568,230	$577,117	$596,048	$586,317	$589,383

(1)	On May 28, 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader, Inc. Thus, the Company’s financial data includes the FrogTrader, Inc. results of operation commencing May 28, 2004.
(2)	On September 15, 2003 the Company completed the domestic portion of the Top-Flite Acquisition. The settlement of the international assets was effective October 1, 2003. Thus, the Company’s financial data includes The Top-Flite Golf Company results of operations in the United States commencing September 15, 2003, and the international operations commencing October 1, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the “Important Notice to Investors” that appear elsewhere in this report.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, as well as related disclosures of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business and new information as it becomes available.

Management believes the critical accounting policies discussed below affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. For a complete discussion of all of the Company’s significant accounting policies, see Note 2 to the Consolidated Financial Statements.

Revenue Recognition

Sales are recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” as products are shipped to customers, net of an allowance for sales returns and accruals for sales programs. The Company records a reserve for anticipated returns through a reduction of sales and cost of sales in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual costs of sales returns are significantly different than the recorded estimated allowance, the Company may be exposed to losses or gains that could be material. For example, assuming there had been a 10% increase in the Company’s 2007 sales returns, net earnings for the year ended December 31, 2007 would have been reduced by approximately $2.3 million.

The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs. The Company’s primary sales program “the Preferred Retailer Program” offers longer payment terms during the initial sell in period, as well as potential rebates and discounts, for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training. Under this program, qualifying retailers can earn either discounts or rebates based upon the amount of product purchased. Discounts are applied and recorded at the time of sale. For rebates, the Company accrues an estimate of the rebate at the time of sale based on the customer’s estimated qualifying current year product purchases. The estimate is based on the historical level of purchases, adjusted for any factors expected to affect the current year purchase levels. The estimated year-end rebate is adjusted quarterly based on actual purchase levels, as necessary. The Preferred Retailer Program is generally short term in nature and the actual costs of the program are known as of the end of the year and paid to customers shortly after year-end. In addition to the Preferred Retailer Program, the Company from time to time offers additional sales program incentive offerings which are also generally short term in nature. Historically the Company’s actual costs related to its Preferred Retailer Program and other sales programs have not been materially different than its estimates.

Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with applicable state escheatment laws, if any. The Company’s gift cards have no expiration, therefore, to determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. However, if the Company is not able to accurately determine when gift card redemption is remote, the Company may be exposed to losses or gains that could be material. The deferred revenue associated with outstanding gift cards increased $1.8 million to $4.8 million during the year ended December 31, 2007.

Inventories

Inventories are valued at the lower of cost or fair market value. Cost is determined using the first-in, first-out (FIFO) method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon current inventory levels, sales trends and historical experience as well as management’s understanding of market conditions and forecasts of future product demand, all of which are subject to change.

The calculation of the Company’s allowance for obsolete or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, the Company may be exposed to losses that could be material. Historically, there have been no material inventory write-offs for which an allowance had not previously been established. Assuming there had been a 10% increase in the Company’s 2007 allowance for obsolete or unmarketable inventory, net earnings for the year ended December 31, 2007 would have been reduced by approximately $2.0 million.

Long-Lived Assets

In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, investments, goodwill and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted future cash flows estimated to be derived from an asset are less than its carrying amount. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining the amount of undiscounted cash flows directly related to the potentially impaired asset, the useful life over which cash flows will occur, the timing of the impairment test, and the asset’s residual value, if any. The Company uses its best judgment based on current facts and circumstances related to its business when applying these impairment rules. To determine fair value, the Company uses its internal cash flow estimates discounted at an appropriate interest rate, quoted market prices and royalty rates when available and independent appraisals, as appropriate. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with the Company’s estimates and assumptions used in calculating future cash flows and asset fair values, the Company may be exposed to losses that could be material.

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

The Company’s estimates for calculating the warranty reserve are principally based on assumptions regarding the warranty costs of each club product line over the expected warranty period, where little or no claims experience may exist. Experience has shown that warranty rates can vary between product models, therefore the Company’s warranty obligation calculation is based upon long-term historical warranty rates until sufficient data is available. As actual model-specific rates become available, the Company’s estimates are modified to ensure that the forecast is within the range of likely outcomes.

Historically, the Company’s actual warranty claims have not been materially different from management’s original estimated warranty obligation. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the warranty obligation. However, if the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company may be exposed to losses that could be material. Assuming there had been a 10% increase in the Company’s 2007 warranty obligation, net earnings for the year ended December 31, 2007 would have been reduced by approximately $1.2 million.

Income Taxes

Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Effective January 1, 2007, the Company was required to adopt and implement the provisions of FIN 48, which requires the Company to accrue for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As a result of the adoption of FIN 48, the Company recognized an increase in the liability for its uncertain tax positions of $437,000, of which the entire charge was accounted for as a decrease to the beginning balance of retained earnings. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.”

The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its income tax returns on interpretations that are believed to be reasonable under the circumstances. The income tax returns, however, are subject to routine audits by the various federal, state and international taxing authorities in the jurisdictions in which the Company files its income tax returns. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company. The resolution of any disagreements over the Company’s tax positions often involves complex issues and may span multiple years, particularly if litigation is involved. The ultimate resolution of these tax positions is often uncertain until the audit is complete and any disagreements are resolved. As required under applicable accounting rules, the Company therefore accrues an amount for its estimate of additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. Information regarding income taxes is contained in Note 13 to the Consolidated Financial Statements.

Share-based Employee Compensation

Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the Company’s expected stock price volatility, the expected dividend yield, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. The Company uses historical data to estimate the expected price volatility, the expected dividend yield, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense, which could be material to its results of operations.

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

During 2006 the Company granted Performance Units to certain employees under the Company’s 2004 Equity Incentive Plan. Performance Units are a form of share-based award in which the number of shares ultimately received depends on the Company’s performance against specified performance targets over a three year period. The estimated fair value of the Performance Units is determined based on the closing price of the Company’s Common Stock on the grant date multiplied by the expected number of shares to be issued at the end of the performance period. The compensation cost is then amortized on a straight-line basis over the performance period. The Company uses forecasted performance metrics to estimate the number of shares that will ultimately be issued. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the forecasted metrics, the Company may be required to increase or decrease compensation expense, which could be material to its results of operations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements, which is incorporated herein by this reference.

Results of Operations

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

The Company has two operating segments that are organized on the basis of products, which are segregated between golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls. As discussed below and in Note 15 to the Company’s consolidated financial statements, the Company’s operating segments exclude a significant amount of corporate and general administrative expenses and other income (expense) not utilized by management in determining segment profitability. While the Company’s golf clubs segment has been profitable, the Company’s golf balls segment has historically reported annual operating losses for all periods until the current year. The operating results of the Company’s golf balls segment includes charges for the applicable periods related to the integration of the Callaway Golf and Top-Flite golf ball operations acquired in September 2003 (the “Top-Flite Integration Initiatives”), charges for the company-wide restructuring initiatives announced in September 2005 (the “2005 Restructuring Initiatives”) and charges related to the cost reduction initiatives that target gross margin improvements announced during the fourth quarter of 2006 (“the Gross Margin Improvement Initiatives”). The Company’s golf balls segment results of operations have improved significantly from a loss of $52.7 million in 2003 (including charges of $24.1 million for the Top-Flite Integration Initiatives) to profitability of $0.9 million in 2007 (including charges of $0.3 million and $3.2 million for the 2005 Restructuring Initiatives and the Gross Margin Improvement Initiatives, respectively). As previously announced, the Company has taken action to address the profitability of its golf ball business, including a re-launch of the Top-Flite brand in 2007, which included among other things the launch of the new D2 golf ball, an updated brand logo as well as an aggressive marketing campaign.

Beginning in November 2006 and continuing throughout 2007, the Company implemented certain Gross Margin Improvement Initiatives. These Gross Margin Improvement Initiatives primarily consisted of process improvements in (i) the procurement of direct materials, including all components used in finished products, (ii) the procurement of indirect goods and services not utilized in finished product such as travel and non-manufacturing temporary labor among others, (iii) the Company’s manufacturing and distribution process primarily through the elimination of redundant activities as well as streamlining the process in which the Company’s distributes components and finished goods worldwide, and (iv) value engineering and automation, which incorporates strategic capital investments to automate processes and create efficiencies within the Company’s operational areas. As a result of these initiatives, as well as certain other factors, the Company’s gross margins improved to 44% for the year ended December 31, 2007 from 39% for the same period in 2006. The Company expects to continue implementing these and other Gross Margin Improvement Initiatives in 2008.

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

Years Ended December 31, 2007 and 2006

Net sales increased $106.7 million (10%) to $1,124.6 million for the year ended December 31, 2007 as compared to $1,017.9 million for the year ended December 31, 2006. The overall increase in net sales is primarily due to the Company’s strong 2007 product line and improvements to the Company’s supply chain during the current year, which improvements allowed the Company to make the necessary adjustments to supply the products for the increased demand. On an operating segment basis, net sales increased as result of a $108.4 million (13%) increase in net sales from the Company’s golf clubs segment, offset by a decrease of $1.7 million (1%) in net sales from the Company’s golf balls segment. The Company’s net sales by operating segment is set forth below (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2007	2006	Dollars	Percent
Net sales
Golf clubs	$911.5	$803.1	$108.4	13%
Golf balls	213.1	214.8	(1.7)	(1)%

	$1,124.6	$1,017.9	$106.7	10%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2007	2006	Dollars	Percent
Net sales:
United States	$597.6	$566.6	$31.0	5%
Europe	193.3	159.9	33.4	21%
Japan	120.1	105.7	14.4	14%
Rest of Asia	86.1	75.6	10.5	14%
Other foreign countries	127.5	110.1	17.4	16%

	$1,124.6	$1,017.9	$106.7	10%

Net sales in the United States increased $31.0 million (5%) to $597.6 million during the year ended December 31, 2007 compared to 2006. The Company’s sales in regions outside of the United States increased $75.7 million (17%) to $527.0 million during the year ended December 31, 2007 compared to 2006. This increase in U.S. and international sales is attributable to increased sales in all regions primarily due to favorable consumer acceptance of the Company’s new products. The Company’s net sales were positively affected during 2007 by changes in foreign currency rates, primarily in Europe, Australia, Canada and Korea partially offset by unfavorable foreign currency rate changes in Japan.

For the year ended December 31, 2007, gross profit increased $95.1 million (24%) to $493.2 million from $398.1 million in 2006. Gross profit as a percentage of net sales improved to 44% during the year ended

December 31, 2007 from 39% in the comparable period of 2006. Overall gross margins during 2007 were favorably impacted by increases in average selling prices resulting from a more favorable current year product mix combined with improved manufacturing efficiencies, a decline in freight costs as well as other Gross Margin Improvement Initiatives. Gross profit for the year ended December 31, 2007 was negatively affected by charges of $8.9 million related to the implementation of the Company’s Gross Margin Improvement Initiatives. Gross profit for the year ended December 31, 2006 was negatively affected by charges of $3.5 million related to the Top-Flite Integration Initiatives, $1.9 million related to the Gross Margin Improvement Initiatives, as well as $0.3 million in connection with the Company’s 2005 Restructuring Initiatives.

Selling expenses increased $27.5 million (11%) to $282.0 million for the year ended December 31, 2007 as compared to $254.5 million for the year ended December 31, 2006. As a percentage of net sales, selling expense remained constant at 25% for the years ended December 31, 2007 and 2006. The dollar increase was primarily due to a $14.1 million increase in employee costs primarily related to employee incentive compensation as a result of the Company’s improved financial performance in 2007. In addition, advertising and other promotional expenses increased $8.0 million primarily due to expenditures associated with current year new product introductions as well as the previously announced re-launch of the Top-Flite brand, and depreciation expense increased $2.2 million as a result of an increase in display and shelving fixtures as well as fitting carts acquired during 2007.

General and administrative expenses increased $9.4 million (12%) to $89.1 million for the year ended December 31, 2007 as compared to $79.7 million for the year ended December 31, 2006. As a percentage of net sales, general and administrative expenses remained constant at 8% for the years ended December 31, 2007 and 2006. The dollar increase was due to a $7.7 million increase in employee costs primarily related to employee incentive compensation as a result of the Company’s improved financial performance, a $5.2 million increase in corporate legal expense primarily associated with golf ball intellectual property rights litigation and a $1.8 million increase in professional fees primarily related to consulting services. These increases were partially offset by a $5.4 million gain recognized in connection with the sale of two buildings in August and December of 2007.

Research and development expenses increased $5.2 million (19%) to $32.0 million for the year ended December 31, 2007 as compared to $26.8 million for the year ended December 31, 2006. As a percentage of net sales, research and development expenses remained constant at 3% for the years ended December 31, 2007 and 2006. The dollar increase was primarily due to a $3.6 million increase in employee costs primarily related to employee incentive compensation as a result of the Company’s improved financial performance combined with an increase in salaries and wages.

Other net expense decreased $0.2 million (10%) to $1.9 million for the year ended December 31, 2007 as compared to $2.1 million for the year ended December 31, 2006. This improvement is primarily a result of a $0.9 million increase in net interest income primarily due to improved management of cash on hand, partially offset by a decrease of $0.6 million in other income as a result of a favorable insurance claim recognized in the fourth quarter of 2006.

The effective tax rate for the year ended December 31, 2007 was 38% compared to 33% for the year ended December 31, 2006. The tax rate benefited from net favorable adjustments to previously estimated tax liabilities in the amount of $1.6 million and $3.0 million for the years ended December 31, 2007 and 2006, respectively. Additionally, the relative impact of these net favorable adjustments on the effective tax rate was greater in 2006 as a result of lower income before taxes in that year. Historically, the most significant favorable adjustments resulted from the finalization of the Company’s prior year U.S. and state income tax returns as well as agreements reached with major jurisdictions on certain issues necessitating a reassessment of the Company’s tax exposures for all open tax years, with no individual year being significantly affected.

Net income for 2007 improved 134% to $54.6 million from net income of $23.3 million in 2006. The diluted earnings per share improved 138% to $0.81 per share in 2007 compared to diluted earnings per share of

$0.34 in 2006. In 2007, net income was positively impacted by after-tax gains of $3.3 million ($0.05 per share) that were recognized in connection with the sale of two buildings in August and December of 2007. Net income in 2007 was negatively impacted by after-tax charges of $5.5 million ($0.08 per share) related to costs associated with the Company’s Gross Margin Improvement Initiatives. Net income in 2006 was negatively impacted by after-tax charges of $2.5 million ($0.04 per share) related to the Top-Flite Integration Initiatives, after-tax charges of $1.9 million ($0.03 per share) in connection with the Company’s 2005 Restructuring Initiatives and after-tax charges of $1.1 million ($0.02 per share) related to costs associated with the Gross Margin Improvement Initiatives.

Golf Clubs and Golf Balls Segments Results for the Years Ended December 31, 2007 and 2006

Golf Clubs Segment

Net sales for the golf clubs segment increased $108.4 million (13%) to $911.5 million for the year ended December 31, 2007 as compared to $803.1 million for the year ended December 31, 2006. This increase is primarily attributable to a $39.4 million (15%) increase in net sales of woods, a $41.0 million (28%) increase in net sales of accessories and other products and a $21.6 million (8%) increase in net sales of irons compared to the prior year.

Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2007	2006	Dollars	Percent
Net sales:
Woods	$305.9	$266.5	$39.4	15%
Irons	309.6	288.0	21.6	8%
Putters	109.1	102.7	6.4	6%
Accessories and other	186.9	145.9	41.0	28%

	$911.5	$803.1	$108.4	13%

The $39.4 million (15%) increase in net sales of woods to $305.9 million for the year ended December 31, 2007 is primarily attributable to an increase in average selling prices partially offset by lower unit volume. The increase in average selling prices is primarily attributable to a favorable shift in product mix as a result of the launch of two premium multi-material drivers, the FT-i and FT-5, and one titanium driver, the Big Bertha 460, which were introduced during the first quarter of 2007. These products sold at higher price points than the prior generation FT-3 driver, which was in the third year of its product lifecycle and the titanium X460 driver, which was introduced during the first quarter of 2006. The decline in unit volume primarily resulted from a decrease in unit volume of older fairway wood products, which were in the second and third years of their product lifecycles, partially offset by an increase in unit volume of the new driver products discussed above.

The $21.6 million (8%) increase in net sales of irons to $309.6 million for the year ended December 31, 2007 resulted primarily from higher unit volume combined with an increase in average selling prices. The increase in unit volume is primarily attributable to an increase in sales of X-20 irons products that were launched during the first quarter of 2007 partially offset by a decrease in sales of the Company’s older irons products, primarily Big Bertha irons and prior generation X-18 irons, which were in the second and third years of their product lifecycles. The increase in average selling prices is attributable to a more favorable mix of higher priced irons products during 2007 compared to 2006. This shift in product mix primarily resulted from the current year introduction of more premium multi-material irons products compared to the prior year introduction of steel irons products which generally have lower average selling prices.

The $6.4 million (6%) increase in net sales of putters to $109.1 million for the year ended December 31, 2007 resulted primarily from an increase in average selling prices offset by lower unit volume. The increase in average selling prices is attributable to the current year introduction of the White Hot XG and Black Series putter product lines. The decrease in unit volume is primarily due to decreases in sales of the Company’s older White Hot, White Steel, Tri-ball and 2-ball SRT putter products, which were in the second and third years of their product lifecycles.

The $41.0 million (28%) increase in sales of accessories and other products to $186.9 million is primarily attributable to an increase in sales of Callaway Golf footwear and other accessories (primarily bags and gloves). The increase in sales of Callaway Golf footwear was primarily due to an increase in unit volume as well as the fact that golf footwear was sold primarily through a licensing arrangement until April of 2006 whereas the Company sold golf footwear directly to retailers during the full year in 2007.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2007	2006	Dollars	Percent
Net sales:
Golf balls	$213.1	$214.8	$(1.7)	(1)%

The $1.7 million (1%) decrease in net sales of golf balls to $213.1 million for the year ended December 31, 2007 is primarily due to a decrease in unit volume of Top-Flite golf balls, partially offset by an increase in unit volume of Callaway Golf balls. The decrease in unit volume for Top-Flite golf balls is primarily due to a planned 30% reduction in product SKUs combined with a decline in sales of the Company’s older Top-Flite brand golf ball products that were in the second and third years of their product lifecycles, partially offset by net sales of the D2 golf ball introduced in the current year. The increase in unit volume for the Callaway Golf balls is attributable to favorable consumer acceptance of the Company’s current year product introductions, including the new 2007 HX Hot, Big Bertha and Warbird golf ball product lines.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,				Growth (Decline)
	2007		2006		Dollars	Percent
Income (loss) before provision for income taxes(1)
Golf clubs	$151.8		$101.8		$50.0	49%
Golf balls	0.9		(6.4)		7.3	114%

	$152.7	(1)	$95.4	(1)	$57.3	60%

(1)	Amounts shown are before the deduction of corporate general and administration expenses and other income (expenses) of $64.4 million and $60.4 million for the years ended December 31, 2007 and 2006, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 15 to the Consolidated Condensed Financial Statements—”Segment Information” in this Form 10-K.

Pre-tax income (loss) in the Company’s golf clubs and golf balls operating segments improved to $151.8 million and $0.9 million, respectively, for the year ended December 31, 2007 compared to income of $101.8 million and a loss of $6.4 million, respectively, for the same period in 2006. The increase in the golf clubs operating segment pre-tax income is primarily attributable to improved net sales as well as improved gross margins resulting from a more favorable club product mix due to the current year launch of higher margin driver and irons products. The increase in the golf balls operating segment pre-tax income is primarily due to improved net sales as well as improved gross margins resulting from a shift in product mix toward increased sales of more premium Callaway branded golf balls and the introduction of a higher-priced Top-Flite branded golf ball combined with a decline in sales of lower margin range balls during the year ended December 31, 2007. Additionally, during 2006, the Company recorded a $3.3 million charge due to a work-in-progress inventory write-down as a result of an annual physical inventory count. Furthermore, both golf clubs and golf balls operating segment margins were favorably impacted by cost reductions resulting from improved manufacturing efficiencies, declines in freight costs and the successful implementation of the Company’s Gross Margin Improvement Initiatives during 2007.

As previously mentioned in the overview above, during 2006 the Company incurred charges in connection with the 2005 Restructuring Initiatives and the Top-Flite Integration Initiatives. The Company’s income before provision for income taxes for the golf clubs and golf balls operating segments includes the recognition of charges in connection with these initiatives in the amounts of $3.2 million and $3.8 million, respectively, for the year ended December 31, 2006. In connection with the Company’s Gross Margin Improvement Initiatives announced during the fourth quarter of 2006, the Company’s golf clubs and golf balls operating segments absorbed charges of $5.7 million and $3.2 million, respectively, during 2007.

Years Ended December 31, 2006 and 2005

Net sales increased 2% to $1,017.9 million for the year ended December 31, 2006 as compared to $998.1 million for the year ended December 31, 2005. The overall increase in net sales is primarily due to a 9% increase in sales of the Callaway Golf and Odyssey branded products partially offset by a 31% decline in sales of the Top-Flite and Ben Hogan branded products. The Company is in the process of implementing several initiatives designed to restore the Top-Flite brand. The Company’s net sales by operating segment is set forth below (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2006	2005	Dollars	Percent
Net sales
Golf clubs	$803.1	$783.4	$19.7	3%
Golf balls	214.8	214.7	0.1	0%

	$1,017.9	$998.1	$19.8	2%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows:

	Years Ended December 31,		Growth (Decline)
	2006	2005	Dollars	Percent
	($ in millions)
Net Sales:
United States	$566.6	$563.0	$3.6	1%
Europe	159.9	166.2	(6.3)	(4)%
Japan	105.7	103.4	2.3	2%
Rest of Asia	75.6	66.9	8.7	13%
Other foreign countries	110.1	98.6	11.5	12%

	$1,017.9	$998.1	$19.8	2%

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

Selling expenses decreased $35.6 million (12%) in 2006 to $254.5 million from $290.1 million in 2005. As a percentage of sales, selling expenses decreased to 25% in 2006 compared to 29% in 2005. This decrease was primarily due to decreases of $20.5 million in advertising, tour and other promotional expenses, $9.7 million in employee costs as well as $1.1 million in asset disposal losses all associated with the 2005 Restructuring Initiatives implemented during the second half of 2005. In addition, accrued employee incentive compensation expense decreased by $0.9 million, depreciation and amortization expense decreased by $1.7 million and share-based compensation expense for non-employees decreased by $2.7 million, partially offset by an increase of $1.7 million in share-based compensation for employees as a result of the Company’s adoption of SFAS 123R.

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

Golf Clubs and Golf Balls Segments Results for the Years Ended December 31, 2006 and 2005

Golf Clubs Segment

Net sales for the golf clubs segment increased 3% to $803.1 million for the year ended December 31, 2006 as compared to $783.4 million for the year ended December 31, 2005. The overall increase in golf clubs net sales during 2006 was due to a $29.6 million (26%) increase in net sales of accessories and other, a $25.2 million (10%) increase in net sales of drivers and fairway woods, partially offset by decreases of $28.5 million (9%) in net sales of irons and $6.6 million (6%) in net sales of putters compared to the prior year.

Net sales information for the golf clubs segment by product category is summarized as follows:

	Years Ended December 31,		Growth (Decline)
	2006	2005	Dollars	Percent
	($ in millions)
Net Sales:
Driver and fairway woods	$266.5	$241.3	$25.2	10%
Irons	288.0	316.5	(28.5)	(9)%
Putters	102.7	109.3	(6.6)	(6)%
Accessories and other	145.9	116.3	29.6	26%

	$803.1	$783.4	$19.7	3%

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

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2006	2005	Dollars	Percent
Net sales:
Golf balls	$214.8	$214.7	$0.1	0%

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

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,				Growth (Decline)
	2006		2005		Dollars	Percent
Income before provision for income taxes(1)
Golf clubs	$101.8		$68.3		$33.5	49%
Golf balls	(6.4)		(3.6)		(2.8)	(78)%

	$95.4	(1)	$64.7	(1)	$30.7	47%

(1)	Amounts shown are before the deduction of corporate general and administration expenses and other income (expenses) of $60.4 million and $50.2 million for the years ended December 31, 2006 and 2005, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 15 to the Consolidated Condensed Financial Statements—”Segment Information” in this Form 10-K.

Pre-tax income in the Company’s golf clubs operating segment improved to $101.8 million for the year ended December 31, 2006 compared to $68.3 million for the same period in 2005. The increase in the golf clubs operating segment pre-tax income is primarily attributable to improved net sales of drivers and fairway woods as well as the Company’s wedge and accessories product categories combined with a decline in operating expenses as a result of the Company’s 2005 restructuring initiatives. These improvements were partially offset by a decline in club gross margins due to an increase in manufacturing costs on new club products that incorporate more complex designs as well as higher unit volumes of lower margin steel iron products sold during 2006.

Pre-tax loss in the Company’s golf balls operating segment declined to a loss of $6.4 million for the year ended December 31, 2006 compared to a loss of $3.6 million for the same period in 2005. The decrease in the golf ball operating segment pre-tax income is primarily due a decline in gross profit combined with relatively flat net sales. This decline in gross profit resulted from a reduction in average selling prices of older Top-Flite brand golf ball products, an increase in sales of lower priced, lower margin golf ball products as well as an overall increase in golf ball manufacturing costs. In addition, during 2006, the Company recorded a $3.3 million charge due to a work-in-progress inventory write-down as a result of an annual physical inventory count. These declines were partially offset by an improvement in operating expenses primarily due to a decline in advertising and other promotional expenses as well as a decrease in employee costs compared to the prior year.

Furthermore, during 2006 the Company incurred charges in connection with the 2005 Restructuring Initiatives and the Top-Flite Integration Initiatives. The Company’s income before provision for income taxes for the golf clubs and golf balls operating segments includes the recognition of charges in connection with these initiatives in the amounts of $3.2 million and $3.8 million, respectively, for the year ended December 31, 2006, and $6.5 million and $10.4 million, respectively, for the year ended December 31, 2005.

Financial Condition

The Company’s overall financial condition improved during the year ended December 31, 2007. Cash and cash equivalents increased $3.5 million (8%) to $49.9 million at December 31, 2007, from $46.4 million at December 31, 2006. The Company generated positive cash flow from operations of $152.0 million and an additional $48.0 million from the issuance of common stock in connection with stock options exercised during the year ended December 31, 2007. The Company used a portion of those funds to repurchase $114.8 million of Company stock. Additionally, the Company made net payments of $43.5 million on its credit facility, funded approximately $32.9 million in capital expenditures and paid dividends of $18.8 million during the year. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facilities, as deemed necessary.

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections. As of December 31, 2007, the Company’s net accounts receivable decreased $6.0 million to $112.1 million from $118.1 million as of December 31, 2006. The decrease in accounts receivable is primarily attributable to a $5.5 million decrease in sales during the fourth quarter of 2007 compared to the same quarter of the prior year.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demands during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s net inventory decreased $12.1 million to $253.0 million as of December 31, 2007 compared to $265.1 million as of December 31, 2006. This decrease is the result of the Company’s inventory reduction initiatives which included a reduction in component lead times as well as the implementation of internal supply chain process improvements during the current year.

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

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability can be effectively limited by the financial covenants contained therein. As of December 31, 2007, the maximum amount that could be borrowed under the Line of Credit was $250.0 million, of which $35.0 million was outstanding at December 31, 2007. In addition, the Company had approximately $1.5 million outstanding at December 31, 2007 under other credit facilities at its foreign subsidiary locations.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 10.0 to 25.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters earnings before interest, income taxes, depreciation and amortization, as well as other non-cash expense and income items (EBITDA) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

The Line of Credit requires the Company to meet certain financial covenants and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of December 31, 2007, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments, were $2.1 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1.2 million as of December 31, 2007, of which $0.3 million was included in prepaid and other current assets and $0.9 million in other long-term assets in the accompanying consolidated balance sheet.

Share Repurchases

In June 2006, the Company announced that its Board of Directors authorized it to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $50.0 million, which would remain in effect until completed or otherwise terminated by the Board of Directors (the “June 2006 repurchase program”). In June 2007, the Board of Directors authorized a new repurchase program (the “June 2007 repurchase program”) for the Company to repurchase shares of its common stock up to a maximum cost to the Company of $100.0 million, which would remain in effect until completed or otherwise terminated by the Board of Directors. In November 2007, the Board of Directors authorized another new repurchase program (“the November 2007 repurchase program”) for the Company to repurchase shares of its common stock up to a maximum cost to the Company of $100.0 million. The November 2007 repurchase program supersedes all prior stock repurchase authorizations and will remain in effect until completed or otherwise terminated by the Board of Directors.

As of December 31, 2007, the Company repurchased 1.6 million shares of its common stock under the June 2006 repurchase program at an average cost of per share of $16.07 for a total cost of $25.9 million. In addition, the Company repurchased 5.3 million shares of its common stock under the June 2007 repurchase program at an average cost per share of $16.86 for a total cost of $88.9 million. As of December 31, 2007, there were no repurchases made under the November 2007 repurchase program and the Company was authorized to repurchase up to the maximum authorization of $100.0 million of its common stock under this program.

The Company’s repurchases of shares of common stock are recorded at the average cost of the common stock held in treasury and result in a reduction of shareholders’ equity. In November 2007, the Board of Directors authorized the retirement of all common stock held in treasury, which resulted in the retirement of approximately 18.9 million shares at a total cost of $309.1 million. The retirement also reduced additional paid in capital and common stock by $308.9 million and $0.2 million, respectively.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of December 31, 2007 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Line of credit	$36.5	$36.5	$—	$—	$—
Operating leases(1)	27.2	7.7	8.1	4.5	6.9
Unconditional purchase obligations(2)	109.4	57.6	49.2	2.5	0.1
Deferred compensation(3)	7.8	0.4	0.7	0.3	6.4
Investment commitments (4)	1.5	1.5	—	—	—
Uncertain tax contingencies(5)	15.8	3.2	4.7	5.3	2.6

Total(6)	$198.2	$106.9	$62.7	$12.6	$16.0

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under noncancelable operating leases.
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

(3)	The Company has an unfunded, nonqualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9.1 million at December 31, 2007. The liability for the deferred compensation is included in long-term liabilities and was $7.8 million at December 31, 2007.
(4)	The amount is in connection with the Company’s investment in Golf Entertainment International Limited. See Note 3 “Investments” to the Consolidated Financial Statements.
(5)	Amount represents total uncertain income tax positions related to the adoption FIN 48, which is comprised of a short-term income tax payable of $3.2 million and a long-term income tax payable of $12.6 million. For further discussion see Note 13 to the Consolidated Condensed Financial Statements—“Income Taxes” in this Form 10-K.
(6)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated and, therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. See below, Note 14 “Commitments and Contingencies—Supply of Electricity and Energy Contracts” to the Consolidated Financial Statements.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to Golf Entertainment International Limited (“GEI”). The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. Except for the letter of credit in connection with the Company’s investment in GEI, (see Note 3 “Investments” to the Consolidated Financial Statements), the fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2007 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 14 to the Company’s Consolidated Financial Statements.

Sufficiency of Liquidity

Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its Line of Credit, will be sufficient to finance current operating requirements, planned capital expenditures, contractual obligations and commercial commitments, for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see above, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A).

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $50 to $55 million during the subsequent 12 months ended December 31, 2008. Of this amount, approximately $15 million will be used in support of the Company’s building improvement and consolidation projects. The remaining amount will be used for capital expenditures in support of the Company’s ongoing operating requirements.

Off-Balance Sheet Arrangements

During the fourth quarter of 2006, the Company made an investment in Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company acquired Preferred Shares of GEI for approximately $10.0 million. The Company accounts for this investment under the cost method in accordance with the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and reflected the investment balance in other long-term assets in the consolidated condensed balance sheet as of December 31, 2007 and 2006 included in this Form 10-K. In February 2008, the Company and another GEI shareholder entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8.0 million for a loan that was issued to a subsidiary of GEI. The Company is currently responsible for $5.5 million of the total guaranteed amount. This letter of credit will expire one year from the date of issuance.

In addition, at December 31, 2007, the Company had total outstanding commitments on non-cancelable operating leases of approximately $27.3 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 10 years expiring at various dates through November 2017, with options to renew at varying terms.

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

The Company is exposed to foreign currency exchange rate risk inherent primarily in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. The Company transacts business in 12 currencies worldwide, of which the most significant to its operations are the European currencies, Japanese Yen, Korean Won, Canadian Dollar, Australian Dollar and Chinese Renminbi. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.

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

At December 31, 2007, 2006 and 2005, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $31.1 million, $32.5 million and $35.6 million, respectively. At December 31, 2007, 2006 and 2005, there were no foreign exchange contracts designated as cash flow hedges.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2007 through its derivative financial instruments. The estimated maximum one-day loss from the Company’s foreign currency derivative financial instruments, calculated using the sensitivity analysis model described above is $3.3 million at December 31, 2007. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $3.3 million at December 31, 2007 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged. The sensitivity analysis model is a risk analysis tool and does not purport to represent actual losses in earnings that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market rates. It also does not represent the maximum possible loss that may occur. Actual future gains and losses will differ from those estimated because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.

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

The Company’s consolidated financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, together with the reports of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-36.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2007, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework. Based on that assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the COSO criteria.

Changes in Internal Control over Financial Reporting. During the year ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Callaway Golf Company

Carlsbad, CA

We have audited the internal control over financial reporting of Callaway Golf Company and its subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, of the Company and our report dated February 28, 2008, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 28, 2008

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 4 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Commission within 120 days after the end of fiscal year 2007 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.	Executive Compensation

The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers and Directors,” “Compensation Discussion and Analysis,” “Report of the Compensation and Management Succession Committee” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2007 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 will be included in Item 5 of this report and the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal year 2007 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers and Directors—Compensation Committee Interlocks and Insider Participation”, “Certain Relationships and Transactions with Related Persons,” and “Board of Directors and Corporate Governance” to be filed with the Commission within 120 days after the end of fiscal year 2007 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of fiscal year 2007 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-36:

Consolidated Balance Sheets as of December 31, 2007 and 2006;

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005;

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005;

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005;

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

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Fourth Amended and Restated Bylaws, as amended and restated as of February 21, 2008, incorporated herein by this reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 27, 2008 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

Executive Compensation Contracts/Plans

10.1	Executive Officer Employment Agreement, entered into as of July 29, 2005, between the Company and George Fellows, incorporated herein by this reference in Exhibit 10.55 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 4, 2005 (file no. 1-10962).

10.2	Callaway Golf Company First Amendment to Chief Executive Officer Employment Agreement, effective as of April 19, 2007, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-K, as filed with the Commission on May 4, 2007 (file no. 1-10962).

10.3	Restricted Stock Grant Agreement, effective as of August 1, 2005, between the Company and George Fellows, incorporated herein by this reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Commission on October 27, 2005 (file no. 1-10962).

10.4	Notice of Grant of Stock Option and Option Agreement, effective as of August 1, 2005, between the Company and George Fellows, incorporated herein by this reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Commission on October 27, 2005 (file no. 1-10962).

10.5	Executive Officer Employment Agreement, entered into as of December 20, 2005, between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 22, 2005 (file no. 1-10962).

10.6	First Amendment to Officer Employment Agreement, effective as of April 1, 2007, by and between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 5, 2007 (file no. 1-10962).

10.7	Executive Officer Employment Agreement, entered into as of December 20, 2005, between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 22, 2005 (file no. 1-10962).

10.8	First Amendment to Officer Employment Agreement, effective as of April 1, 2007, by and between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 5, 2007 (file no. 1-10962).

10.9	Officer Employment Agreement, effective as of April 1, 2007, by and between the Company and Thomas Yang, incorporated herein by this reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 5, 2007 (file no. 1-10962).

10.10	Officer Employment Agreement, effective as of April 1, 2007, by and between the Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 5, 2007 (file no. (file no. 1-10962).

10.11	Form of Notice of Grant of Stock Option and Option Agreement, incorporated herein by this reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.12	Form of Restricted Stock Unit Grant, incorporated herein by this reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.13	Form of Performance Unit Grant, incorporated herein by this reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.14	Form of Notice of Grant of Stock Option and Option Agreement for Non-Employee Directors, incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.15	Form of Non-Employee Director Restricted Stock Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Commission on March 1, 2007 (file no. 1-10962).

10.16	Callaway Golf Company 2004 Equity Incentive Plan, incorporated herein by this reference to Exhibit B to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on April 20, 2004 (file no. 1-10962).

10.17	Callaway Golf Company 2001 Non-Employee Directors Stock Incentive Plan (Amended and Restated Effective as of June 6, 2006), incorporated herein by this reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 9, 2006 (file no. 1-10962).

10.18	Callaway Golf Company Non-Employee Directors Stock Option Plan (As Amended and Restated August 15, 2000), incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.19	Callaway Golf Company 1996 Stock Option Plan (As Amended and Restated May 3, 2000), incorporated herein by this reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).

10.20	Callaway Golf Company 1995 Employee Stock Incentive Plan (As Amended and Restated November 7, 2001), incorporated herein by this reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).

10.21	Callaway Golf Company 1991 Stock Incentive Plan (as Amended and Restated August 15, 2000), incorporated herein by this reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.22	2005 Callaway Golf Company Executive Deferred Compensation Plan (Master Plan Document), incorporated herein by this reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.23	Callaway Golf Company Executive Deferred Compensation Plan, as amended and restated, effective May 6, 2002, incorporated herein by this reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.24	Trust Agreement for the Callaway Golf Company Executive Deferred Compensation Plans, incorporated herein by this reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.25	Callaway Golf Company Employee Stock Purchase Plan (as Amended and Restated Effective as of February 1, 2006) , incorporated herein by this reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.26	Callaway Golf Company Amended and Restated 2004 Incentive Plan (Amended and Restated effective as of June 5, 2007), incorporated herein by this reference to Exhibit A to the Company’s annual proxy statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 23, 2007 (file no. 1-10962).

10.27	Callaway Golf Company 2008 Senior Management Incentive Program, incorporated herein by this reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 18, 2008 (file no. 1-10962).

10.28	Indemnification Agreement, dated April 7, 2004, between the Company and Anthony S. Thornley, incorporated herein by this reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.29	Indemnification Agreement, dated as of April 21, 2003, between the Company and Samuel H. Armacost, incorporated herein by this reference to Exhibit 10.57 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.30	Indemnification Agreement, dated as of April 21, 2003, between the Company and John C. Cushman, III, incorporated herein by this reference to Exhibit 10.58 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.31	Indemnification Agreement, effective June 7, 2001, between the Company and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).

10.32	Indemnification Agreement, dated July 1, 1999, between the Company and Yotaro Kobayashi, incorporated herein by this reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

10.33	Indemnification Agreement, dated July 1, 1999, between the Company and Richard L. Rosenfield, incorporated herein by this reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

Other Contracts

10.34	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 28, 2008 by and among Callaway Golf Company, Bank of America, N.A. (as Administrative Agent, Swing Line Lender and L/C Issuer) and certain other lenders named therein, incorporated herein by this reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 1, 2008 (file no. 1-10962).

10.35	Third Amendment to Amended and Restated Credit Agreement dated as of February 15, 2007 by and among Callaway Golf Company, Bank of America, N.A. (as Administrative Agent, Swing Line Lender and L/C Issuer), and certain other lenders named therein, incorporated herein by this reference to Exhibit 10.64 to the Company’s Current Report on Form 8-K, dated as of February 15, 2007, as filed with the Commission on February 21, 2007 (file no. 1-10962).

10.36	Second Amendment to Amended and Restated Credit Agreement dated as of January 23, 2006 between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party to the Amended and Restated Credit Agreement dated November 5, 2004, incorporated herein by this reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K, dated as of January 23, 2006, as filed with the Commission on January 27, 2006 (file no. 1-10962).

10.37	First Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2005, between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party to the Amended and Restated Credit Agreement dated November 5, 2004, incorporated herein by this reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K, dated as of March 31, 2005, as filed with the Commission on April 6, 2005 (file no. 1-10962).

10.38	Amended and Restated Credit Agreement, dated as of November 5, 2004, between the Company and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Banc of America Securities LLC, as Sole Lead Manager and Sole Book Manager, and the other lenders party to the Amended and Restated Credit Agreement, incorporated herein by this reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 9, 2004 (file no. 1-10962).

10.39	Master Energy Purchase and Sale Agreement and related Confirmation letter, each entered into as of April 12, 2001, between the Company and Enron Energy Services, Inc., incorporated herein by this reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 14, 2001 (file no. 1-10962).

10.40	Amendment No. 3 to Trust Agreement, effective as of November 1, 2005, by the Company with the consent of Union Bank of California, N.A., incorporated herein by this reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.41	Amendment No. 2 to Trust Agreement, effective as of October 21, 2004, by the Company with the consent of Arrowhead Trust Incorporated, incorporated herein by this reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.42	Amendment No. 1 to Trust Agreement, effective as of June 29, 2001, by the Company with the consent of Arrowhead Trust Incorporated, incorporated herein by this reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.43	Assignment and Assumption Agreement, effective as of January 1, 2006, among the Company, Arrowhead Trust Incorporated and Union Bank of California, N.A., incorporated herein by this reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.44	Assignment and Assumption Agreement, effective as of April 24, 2000, among the Company, Sanwa Bank California and Arrowhead Trust Incorporated, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).

10.45	Trust Agreement, dated July 14, 1995, between the Company and Sanwa Bank California, as Trustee, for the benefit of participating employees, incorporated herein by this reference to Exhibit 10.45 to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Commission on November 14, 1995 (file no. 1-10962).

21.1	List of Subsidiaries.†

23.1	Consent of Deloitte & Touche LLP.†

24.1	Form of Limited Power of Attorney.†

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Included in this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ GEORGE FELLOWS
George Fellows President and Chief Executive Officer

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/S/ GEORGE FELLOWS George Fellows	President and Chief Executive Officer, Director	February 28, 2008

Principal Financial Officer and Principal Accounting Officer:

/S/ BRADLEY J. HOLIDAY Bradley J. Holiday	Senior Executive Vice President and Chief Financial Officer	February 28, 2008

Directors:

* Samuel H. Armacost	Director	February 28, 2008

* Ronald S. Beard	Chairman of the Board	February 28, 2008

* John C. Cushman, III	Director	February 28, 2008

* Yotaro Kobayashi	Director	February 28, 2008

* Richard L. Rosenfield	Director	February 28, 2008

* Anthony S. Thornley	Director	February 28, 2008

*By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Callaway Golf Company

Carlsbad, CA

We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the basic consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such basic consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation FIN No. 48, Accounting for Uncertainty in Income Taxes in 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 28, 2008

CALLAWAY GOLF COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$49,875	$46,362
Accounts receivable, net	112,064	118,133
Inventories, net	253,001	265,110
Deferred taxes	42,219	32,813
Income taxes receivable	9,232	9,094
Other current assets	30,190	21,688

Total current assets	496,581	493,200
Property, plant and equipment, net	128,036	131,224
Intangible assets, net	140,985	144,326
Goodwill	32,060	30,833
Deferred taxes	18,885	18,821
Other assets	40,416	27,543

	$856,963	$845,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$130,410	$111,360
Accrued employee compensation and benefits	44,245	18,731
Accrued warranty expense	12,386	13,364
Credit facilities	36,507	80,000

Total current liabilities	223,548	223,455
Long-term liabilities:
Deferred taxes	21,252	16,256
Energy derivative valuation account	19,922	19,922
Income tax payable	13,833	—
Deferred compensation and other	8,200	7,210
Minority interest in consolidated subsidiary	1,978	1,987
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at December 31, 2007 and 2006	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 66,281,693 shares and 85,096,782 shares issued at December 31, 2007 and 2006, respectively	663	851
Additional paid-in capital	111,953	402,628
Unearned compensation	(2,158)	(3,566)
Retained earnings	470,469	435,074
Accumulated other comprehensive income	18,904	11,135
Less: Grantor Stock Trust held at market value, 1,813,010 shares and 5,184,601 shares at December 31, 2007 and 2006, respectively	(31,601)	(74,710)
Less: Common Stock held in treasury, at cost, 0 shares and 11,957,968 shares at December 31, 2007 and 2006, respectively	—	(194,295)

Total shareholders’ equity	568,230	577,117

	$856,963	$845,947

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007		2006		2005
Net sales	$1,124,591	100%	$1,017,907	100%	$998,093	100%
Cost of sales	631,368	56%	619,832	61%	583,679	58%

Gross profit	493,223	44%	398,075	39%	414,414	42%
Selling expenses	281,960	25%	254,526	25%	290,074	29%
General and administrative expenses	89,060	8%	79,709	8%	80,145	8%
Research and development expenses	32,020	3%	26,785	3%	26,989	3%

Total operating expenses	403,040	36%	361,020	35%	397,208	40%
Income from operations	90,183	8%	37,055	4%	17,206	2%
Interest and other income (expense), net	3,455		3,364		(390)
Interest expense	(5,363)		(5,421)		(2,279)

Income before income taxes	88,275	8%	34,998	3%	14,537	1%
Provision for income taxes	33,688		11,708		1,253

Net income	$54,587	5%	$23,290	2%	$13,284	1%

Earnings per common share:
Basic	$0.82		$0.34		$0.19
Diluted	$0.81		$0.34		$0.19
Common equivalent shares:
Basic	66,371		67,732		68,646
Diluted	67,484		68,503		69,239

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$54,587	$23,290	$13,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,326	32,274	38,260
Noncash compensation	10,851	11,921	6,527
(Gain) loss on disposal of long-lived assets	(4,731)	1,135	4,031
Deferred taxes	9,047	673	(3,906)
Tax benefit from exercise of stock options	—	—	2,408
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	12,478	(12,128)	2,296
Inventories, net	17,292	(16,842)	(65,595)
Other assets	(7,410)	(4,475)	7,583
Accounts payable and accrued expenses	10,341	(4,525)	32,423
Accrued employee compensation and benefits	25,158	(6,376)	5,121
Accrued warranty expense	(978)	98	1,224
Income taxes receivable and payable	(10,573)	(6,936)	26,676
Other liabilities	594	(1,128)	(351)

Net cash provided by operating activities	151,982	16,981	69,981

Cash flows from investing activities:
Capital expenditures	(32,930)	(32,453)	(33,942)
Proceeds from sale of capital assets	11,460	469	1,363
Investment in golf related ventures	(3,698)	(10,008)	—
Acquisitions, net of cash acquired	—	374	—

Net cash used in investing activities	(25,168)	(41,618)	(32,579)

Cash flows from financing activities:
Issuance of common stock	48,035	9,606	14,812
Acquisition of treasury stock	(114,795)	(52,872)	(39)
Dividends paid, net	(18,755)	(19,212)	(19,557)
Proceeds from (payments on) credit facilities, net	(43,493)	80,000	(13,000)
Tax benefit from exercise of stock options	6,031	884	—
Other financing activities	(9)	1,971	(44)

Net cash provided by (used in) financing activities	(122,986)	20,377	(17,828)

Effect of exchange rate changes on cash and cash equivalents	(315)	1,141	(1,750)

Net increase (decrease) in cash and cash equivalents	3,513	(3,119)	17,824
Cash and cash equivalents at beginning of year	46,362	49,481	31,657

Cash and cash equivalents at end of year	$49,875	$46,362	$49,481

Supplemental disclosures:
Cash paid for interest and fees	$(5,633)	$(4,502)	$(2,096)
Cash paid for income taxes	$(38,292)	$(18,859)	$(24,837)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Grantor Stock Trust	Treasury Stock		Total	Comprehensive Income
	Shares	Amount						Shares	Amount
Balance, December 31, 2004	84,786	$848	$387,950	$(12,562)	$437,269	$11,081	$(96,885)	(8,498)	$(141,384)	$586,317	$(1,912)

Exercise of stock options	5	—	(1,452)	—	—	—	12,349	—	—	10,897
Tax benefit from exercise of stock options	—	—	2,408	—	—	—	—	—	—	2,408
Issuance of Restricted Common Stock	160	2	2,387	(2,389)	—	—	—	—	—	—
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(3)	(39)	(39)
Compensatory stock and stock options	—	—	590	5,937	—	—	—	—	—	6,527
Employee stock purchase plan	—	—	(1,432)	—	—	—	5,347	—	—	3,915
Cash dividends	—	—	—	—	(19,557)	—	—	—	—	(19,557)
Adjustment of Grantor Stock Trust shares to market value	—	—	3,225	—	—	—	(3,225)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	(5,724)	—	—	—	(5,724)	$(5,724)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(1,980)	—	—	—	(1,980)	(1,980)
Net income	—	—	—	—	13,284	—	—	—	—	13,284	13,284

Balance, December 31, 2005	84,951	$850	$393,676	$(9,014)	$430,996	$3,377	$(82,414)	(8,501)	$(141,423)	$596,048	$5,580

Adoption of SFAS 123R	—	—	(2,382)	2,382	—	—	—	—	—	—
Exercise of stock options	—	—	(1,053)	—	—	—	7,134	—	—	6,081
Tax benefit from exercise of stock options	—	—	578	—	—	—	—	—	—	578
Issuance of Restricted Common Stock	146	1	(1)	—	—	—	—	—	—	—
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(3,457)	(52,872)	(52,872)
Compensatory stock and stock options	—	—	8,855	3,066	—	—	—	—	—	11,921
Employee stock purchase plan	—	—	(533)	—	—	—	4,058	—	—	3,525
Cash dividends	—	—	—	—	(19,212)	—	—	—	—	(19,212)
Adjustment of Grantor Stock Trust shares to market value	—	—	3,488	—	—	—	(3,488)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	7,758	—	—	—	7,758	$7,758
Net income	—	—	—	—	23,290	—	—	—	—	23,290	23,290

Balance, December 31, 2006	85,097	$851	$402,628	$(3,566)	$435,074	$11,135	$(74,710)	(11,958)	$(194,295)	$577,117	$31,048

Adoption of FIN 48	—	—	—	—	(437)	—	—	—	—	(437)
Exercise of stock options	51	—	(6,370)	—	—	—	51,604	—	—	45,234
Tax benefit from exercise of stock options	—	—	3,858	—	—	—	—	—	—	3,858
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(6,883)	(114,795)	(114,795)
Retirement of Treasury Stock	(18,841)	(188)	(308,902)	—	—	—	—	18,841	309,090	—
Compensatory stock and stock options	(25)	—	9,443	1,408	—	—	—	—	—	10,851
Employee stock purchase plan	—	—	(474)	—	—	—	3,275	—	—	2,801
Cash dividends	—	—	—	—	(18,755)	—	—	—	—	(18,755)
Adjustment of Grantor Stock Trust shares to market value	—	—	11,770	—	—	—	(11,770)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	7,769	—	—	—	7,769	$7,769
Net income	—	—	—	—	54,587	—	—	—	—	54,587	54,587

Balance, December 31, 2007	66,282	$663	$111,953	$(2,158)	$470,469	$18,904	$(31,601)	—	$—	$568,230	$62,356

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include provisions for warranty, uncollectible accounts receivable, inventory obsolescence, sales returns, tax contingencies, market value estimates of derivative instruments, estimates on the valuation of share-based awards and recoverability of long-lived assets. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available.

Revenue Recognition

Sales are recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” as products are shipped to customers, net of an allowance for sales returns and sales programs. The criteria for recognition of revenue is met when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable and collectability is reasonably assured. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs.

Amounts billed to customers for shipping and handling are included in net sales and costs incurred related to shipping and handling are included in cost of sales.

Royalty income is recorded as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements (see Note 16).

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

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Beginning balance	$13,364	$13,267	$12,043
Provision	10,504	11,696	10,965
Claims paid/costs incurred	(11,482)	(11,599)	(9,741)

Ending balance	$12,386	$13,364	$13,267

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables and payables, forward foreign currency exchange contracts (see Note 8) and its financing arrangements (see Note 7). The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates.

Advertising Costs

The Company advertises primarily through television and print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2007, 2006 and 2005 were $52,203,000, $47,599,000 and $60,404,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs for 2007, 2006 and 2005 were $32,020,000, $26,785,000 and $26,989,000, respectively.

Foreign Currency Translation and Transactions

The Company’s foreign subsidiaries utilize their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into United States dollars using the current exchange rate at the balance sheet date for assets and liabilities and at the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in shareholders’ equity. Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur or, for hedging contracts, when the underlying hedged transaction affects earnings. The Company recorded net foreign currency transaction gains of $158,000 and $251,000 in 2007 and 2006, respectively, and a net foreign currency transaction loss of $2,441,000 in 2005, in interest and other income, net.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have been consistent with the Company’s expectations.

Inventories

Inventories are valued at the lower of cost or fair market value. Cost is determined using the first-in, first-out (FIFO) method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon current inventory levels, sales trends and historical experience as well as management’s understanding of market conditions and forecasts of future product demand, all of which are subject to change. Actual inventory charges have been consistent with the Company’s expectations.

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

In connection with the consolidation of Callaway Golf and Top-Flite golf club and golf ball manufacturing and research and development operations, the Company disposed of certain long-lived assets. As a result, the Company reduced the carrying value of its golf ball assets and therefore incurred pre-tax charges to earnings of $44,711,000 in the aggregate, of which $1,122,000 and $5,290,000 were incurred during 2006 and 2005, respectively. There were no charges recognized in connection with the consolidation of Callaway Golf and Top-Flite during 2007.

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

The Company monitors investments for impairment in accordance with APB 18 and Emerging Issues Task Force No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” See Note 3 for further discussion of the Company’s investments.

Share-Based Employee Compensation

Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-

based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, option life, dividend yield and forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The total compensation is recognized on a straight-line basis over the vesting period.

In accordance with SFAS 123R, the Company records compensation expense for Restricted Stock Awards and Restricted Stock Units based on the estimated fair value of the award on the date of grant. The estimated fair value is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the number of awards expected to vest. The number of awards expected to vest is based on the number of awards granted adjusted by estimated forfeiture rates. The total compensation cost is then recognized on a straight-line basis over the vesting period.

During 2006, the Company granted Performance Share Units to certain employees under the Company’s 2004 Equity Incentive Plan. Performance Share Units are a form of share-based award in which the number of shares ultimately received depends on the Company’s performance against specified performance targets over a three year period from the date of grant. The estimated fair value of the Performance Share Units is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the expected number of shares to be issued at the end of the performance period. The compensation cost is then amortized on a straight-line basis over the performance period. The Company uses forecasted performance metrics to estimate the number of Performance Share Units to be issued as well as approval from the Compensation and Management Succession Committee. The Company’s performance against the specified performance targets is reviewed quarterly.

Income Taxes

Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. Deferred income tax expense or benefit is the net change during the year in the deferred income tax asset or liability.

Effective January 1, 2007, the Company was required to adopt and implement the provisions of FIN 48, which requires the Company to accrue for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As a result of the adoption of FIN 48, the Company recognized an increase in the liability for its uncertain tax positions of $437,000, of which the entire charge was accounted for as a decrease to the beginning balance of retained earnings. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.”

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries since such amounts are expected to be reinvested indefinitely. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized (see Note 13).

Interest and Other Income, Net

Interest and other income, net primarily includes gains and losses on foreign currency transactions, interest income and gains and losses on investments to fund the deferred compensation plan. The components of interest and other income, net are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Foreign currency gains (losses)	$158	$251	$(2,441)
Interest income	2,202	1,329	900
Gains on deferred compensation plan assets	496	272	100
Other	599	1,512	1,051

	$3,455	$3,364	$(390)

Other Accumulated Comprehensive Income

Components of comprehensive income are reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income, unrealized gains on cash flow hedges and foreign currency translation adjustments. Since the Company has met the indefinite reversal criteria, it does not accrue income taxes on foreign currency translation adjustments. During 2007 and 2006, no gains or losses were reclassified to earnings as a result of the discontinuance of cash flow hedges. The total equity adjustment from foreign currency translation included in accumulated other comprehensive income was $18,904,000 and $11,135,000 as of December 31, 2007 and 2006, respectively.

Segment Information

The Company’s operating segments are organized on the basis of products and consist of Golf Clubs and Golf Balls. The Golf Clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, other golf-related accessories and royalty and other income. The Golf Balls segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan golf balls that are designed, manufactured and sold by the Company. The Company also discloses information about geographic areas. This information is presented in Note 15.

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

The Company operates in the golf equipment industry and primarily sells its products to golf equipment retailers (including pro shops at golf courses and off course retailers), sporting goods retailers and mass merchants, directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. Managing customer-related credit risk is more difficult in regions outside of the United States. During 2007, 2006 and 2005, approximately 47%, 44% and 44%, respectively, of the Company’s net sales were made in regions outside of the United States. An adverse change in either economic conditions abroad or in the Company’s relationship with significant foreign retailers could significantly increase the Company’s credit risk related to its international operations.

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

Recent Accounting Pronouncements

On December 4, 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141 (R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)”. FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of FAS 141(R) and FAS 160 are not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. Based on the Company’s evaluation of SFAS 157, the adoption of this standard will not have a material impact on its consolidated financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

Note 3. Investments

Investment in Golf Entertainment International Limited Company

During the fourth quarter of 2006, the Company made an investment in Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company acquired Preferred Shares of GEI for approximately $10,000,000. The Company accounts for this investment under the cost method in accordance with the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and reflected the investment balance in other long-term assets in the accompanying consolidated condensed balance sheet as of December 31, 2007 and 2006.

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

In August 2007, the Company and other GEI shareholders entered into a loan agreement with GEI to provide funding to GEI for certain capital projects as well as operational needs. In December 2007, the Company and other GEI shareholders entered into a second loan agreement with GEI to supplement GEI’s cash flows from operations as a result of the seasonal fluctuations of the business. Both loan agreements extend to all shareholders of GEI, whereby each shareholder may participate by funding up to an amount agreed upon by GEI. As of December 31, 2007, the Company funded a combined total of $3,698,000 under both loan agreements, which includes accrued interest. The loan agreements provide for the option, at the Company’s discretion, to convert up to 100 percent of the amount drawn by GEI, including accrued interest, into convertible preferred shares. In connection with the loans, the Company has received underwriting fees and will receive annual interest at market rates on loaned amounts. The Company is conditionally committed to fund an additional $1,500,000 under the second loan agreement during 2008 if called upon by GEI and if not otherwise funded by other shareholders.

In February 2008, the Company and another GEI shareholder entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8,000,000 for a loan that was issued to a subsidiary of GEI. The Company is currently responsible for $5,500,000 of the total guaranteed amount. This letter of credit will expire one year from the date of issuance. In connection with the letter of credit, the Company received underwriting fees and warrants to purchase GEI’s preferred stock, at a discounted price, at a future date.

The Company currently has no intention of exercising the warrants in connection with the letter of credit as well as converting the amount funded to GEI into preferred shares.

Investment in Qingdao Suntech Sporting Goods Limited Company

In October 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. Suntech is a wholly owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated condensed financial statements as of December 31, 2007 and 2006, in accordance with the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”

In addition, the Company entered into a loan agreement which provides that the Company will make certain loans to Mauritius to provide working capital for Suntech. As of December 31, 2007, the Company has loaned Mauritius a total of $3,200,000 and has completed its obligations under the loan agreement.

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

In connection with the 2005 Restructuring Initiatives, the Company committed to staff reductions that involved the elimination of approximately 500 positions worldwide, including full-time and part-time employees, temporary staffing and open positions. In the aggregate, the Company recorded charges to pre-tax earnings of $12,243,000 in connection with the 2005 Restructuring Initiatives. Of this amount, approximately $896,000, $3,023,000 and $8,324,000 were incurred in 2007, 2006 and 2005, respectively.

The activity and liability balances recorded as part of the 2005 Restructuring Initiatives were as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Charges to cost and expense	$7,119	$1,205	$8,324
Non-cash items	—	(1,024)	(1,024)
Cash payments	(3,682)	(181)	(3,863)

Restructuring balance, December 31, 2005	3,437	—	3,437
Charges to cost and expense	2,507	516	3,023
Non-cash items	—	(216)	(216)
Cash payments	(3,798)	(300)	(4,098)

Restructuring balance, December 31, 2006	2,146	—	2,146
Charges to cost and expense	260	636	896
Non-cash items	—	—	—
Cash payments	(2,157)	(636)	(2,793)

Restructuring balance, December 31, 2007	$249	$—	$249

The Company has incurred in the aggregate approximately $69,032,000 of non-cash charges for the acceleration of depreciation on certain golf ball manufacturing equipment and cash charges related to severance and facility consolidations in connection with the Company’s full integration of the Callaway Golf ball manufacturing with the Top-Flite golf ball manufacturing at the Chicopee, Massachusetts and Gloversville, New York locations (the “Top-Flite Integration Initiatives”). The Company recorded charges to pre-tax earnings of $4,039,000 and $12,413,000 during 2006 and 2005, respectively. There were no charges incurred during 2007.

The activity and liability balances recorded as part of the Top-Flite Integration Initiatives were as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Integration balance, December 31, 2004	$554	$—	$554

Charges to cost and expense	1,241	11,172	12,413
Non-cash payments	—	(7,011)	(7,011)
Cash payments	(1,795)	(2,572)	(4,367)

Integration balance, December 31, 2005	—	1,589	1,589

Charges to cost and expense	—	4,039	4,039
Non-cash payments	—	(1,456)	(1,456)
Cash payments	—	(2,583)	(2,583)

Integration balance, December 31, 2006	$—	$—	$—

Note 5. Selected Financial Statement Information

	December 31,
	2007	2006
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$120,054	$126,672
Allowance for doubtful accounts	(7,990)	(8,539)

	$112,064	$118,133

Inventories, net:
Raw materials	$82,185	$85,798
Work-in-process	1,932	4,195
Finished goods	168,884	175,117

	$253,001	$265,110

Property, plant and equipment, net:
Land	$11,609	$12,815
Buildings and improvements	85,245	91,477
Machinery and equipment	143,994	135,573
Furniture, computers and equipment	112,079	113,982
Production molds	41,511	38,523
Construction-in-process	10,368	11,157

	404,806	403,527
Accumulated depreciation	(276,770)	(272,303)

	$128,036	$131,224

Accounts payable and accrued expenses:
Accounts payable	$33,019	$40,947
Accrued expenses	97,391	70,413

	$130,410	$111,360

Accrued employee compensation and benefits:
Accrued payroll and taxes	$31,882	$7,927
Accrued vacation and sick pay	10,752	9,600
Accrued commissions	1,611	1,204

	$44,245	$18,731

Note 6. Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

	Useful Life (Years)	December 31, 2007			December 31, 2006
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value

		(In thousands)			(In thousands)
Non-Amortizing:
Trade name, trademark and trade dress	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	3-16	36,459	18,288	18,171	36,459	15,471	20,988
Other	1-9	2,853	1,833	1,020	2,853	1,309	1,544

Total intangible assets		$161,106	$20,121	$140,985	$161,106	$16,780	$144,326

Aggregate amortization expense on intangible assets was approximately $3,341,000, $3,301,000 and $3,045,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense related to intangible assets at December 31, 2007 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2008	$3,158
2009	2,978
2010	2,838
2011	2,587
2012	2,158
Thereafter	5,472

$19,191

In accordance with SFAS No. 142, the Company has completed its annual impairment tests and fair value analysis for goodwill and other non-amortizing intangible assets held throughout the year. There were no impairments and no loss was recorded during the year ended December 31, 2007. There were no additions to goodwill during the year ended December 31, 2007 and goodwill additions during the year ended December 31, 2006 consisted approximately of $307,000 in connection with the FrogTrader acquisition. In addition, the goodwill balances held in foreign currencies as of December 31, 2007 and 2006 include favorable foreign currency translation adjustments of $1,227,000 and $1,458,000, respectively.

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

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability can be effectively limited by the financial covenants contained therein. As of December 31, 2007, the maximum amount that could be borrowed under the Line of Credit was $250,000,000, of which $35,000,000 was outstanding at December 31, 2007. In addition, the Company had approximately $1,507,000 outstanding at December 31, 2007 under other credit facilities.

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

The Line of Credit requires the Company to meet certain financial covenants and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of December 31, 2007, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments, were $2,130,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1,183,000 as of December 31, 2007, of which $282,000 was included in prepaid and other current assets and $901,000 in other long-term assets in the accompanying consolidated condensed balance sheet.

Note 8. Derivatives and Hedging

The Company from time to time uses derivative financial instruments to manage its exposure to foreign currency exchange rates. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 138 and 149, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

Foreign Currency Exchange Contracts

The Company from time to time enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which may include anticipated intercompany sales of inventory denominated in foreign currencies, payments due on intercompany transactions from certain wholly owned foreign subsidiaries, and anticipated sales by the Company’s wholly owned European subsidiary for certain Euro-denominated transactions. Hedged transactions are denominated primarily in British Pounds, Euros, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements which may include derivatives that do not meet the criteria for hedge accounting. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within twelve months from their inception.

At December 31, 2007, 2006 and 2005, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $31,095,000, $32,470,000 and $35,624,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. At December 31, 2007, the fair values of foreign currency-related derivatives were recorded as current liabilities of $421,000. At December 31, 2006, the fair values of foreign currency-related derivatives were recorded as current assets of $219,000 and current liabilities of $58,000. The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same year as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus generally offset these gains and losses. During 2007 and 2006, the Company recorded net losses of $5,979,000 and $2,064,000, respectively, and during 2005, a net gain of $4,222,000, due to net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting. These net realized and unrealized contractual gains and losses are used by the Company to offset actual foreign currency transactional net gains of $6,137,000 and 2,315,000 as of December 31, 2007 and 2006, respectively, and transactional net losses of $6,663,000 as of December 31, 2005. At December 31, 2007, 2006 and 2005, there were no foreign exchange contracts designated as cash flow hedges.

Note 9. Earnings per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the sum of the weighted-average number of common shares outstanding during the period, plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan and Restricted Stock grants to employees and non-employees (see Note 11). Dilutive securities related to the Callaway Golf Company Grantor Stock Trust and the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Under the treasury stock method, the dilutive securities related to the Callaway Golf Company Grantor Stock Trust do not have any impact upon the diluted earnings per common share. Dilutive securities related to the Employee Stock Purchase Plan are calculated by dividing the average withholdings during the period by 85% of the market value at the end of the period.

The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Net income	$54,587	$23,290	$13,284

Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	66,371	67,732	68,646
Dilutive securities	1,113	771	593

Weighted-average shares outstanding—Diluted	67,484	68,503	69,239

Earnings per common share:
Basic	$0.82	$0. 34	$0.19
Diluted	$0.81	$0.34	$0.19

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported as their effect would be antidilutive. Thus, weighted-average shares outstanding—Diluted is the same as weighted-average shares outstanding—Basic in periods when a net loss is reported. For the years ended December 31, 2007, 2006 and 2005, options outstanding totaling approximately 2,856,000, 6,447,000 and 7,816,000 shares, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

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

Treasury Stock

In June 2006, the Company announced that its Board of Directors authorized it to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $50,000,000, which would remain in effect until completed or otherwise terminated by the Board of Directors (the “June 2006 repurchase program”). In June 2007, the Board of Directors authorized a new repurchase program (the “June 2007 repurchase program”) for the Company to repurchase shares of its common stock up to a maximum cost to the Company of $100,000,000, which would remain in effect until completed or otherwise terminated by the Board of Directors. In November 2007, the Board of Directors authorized a new repurchase program (“the November 2007 repurchase program”) for the Company to repurchase shares of its common stock up to a maximum cost to the Company of $100,000,000. The November 2007 repurchase program supersedes all prior stock repurchase authorizations and will remain in effect until completed or otherwise terminated by the Board of Directors.

During 2007, the Company repurchased 6,883,000 shares of its common stock under the June 2006 and June 2007 repurchase programs at an average cost per share of $16.68 for a total cost of $114,795,000. As of December 31, 2007, there were no repurchases made under the November 2007 repurchase program and the Company was authorized to repurchase up to the maximum authorization of $100,000,000 of its common stock under this program.

The Company’s repurchases of shares of common stock are recorded at the average cost of the common stock held in treasury and result in a reduction of shareholders’ equity. In November 2007, the Board of Directors authorized the retirement of all common stock held in treasury, which resulted in the retirement of approximately 18,841,000 shares at a total cost of $309,090,000. The retirement also reduced additional paid in capital and common stock by $308,902,000 million and $188,000, respectively.

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

The following table presents shares released from the GST for the settlement of employee stock option exercises and employee stock plan purchases for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Employee stock option exercises	3,170	468	853
Employee stock plan purchases	201	303	369

Total shares released from the GST	3,371	771	1,222

Note 11. Share-Based Employee Compensation

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

Stock Plans

As of December 31, 2007, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock/units, performance share units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Plan are discretionary, although no participant may receive awards in any one year in excess of 1,000,000 shares. The 2001 Directors Plan permits the granting of stock options, restricted stock and restricted stock units. Directors receive an initial equity award grant not to exceed 20,000 shares upon their initial appointment to the Board and thereafter an annual grant not to exceed 10,000 shares upon being re-elected at each annual meeting of shareholders. On June 5, 2007, the Company’s shareholders approved certain amendments to the 2004 Plan and an increase in the number of shares available for issuance by an additional 4,250,000 to a total of 12,250,000. The maximum number of shares issuable over the term of the 2001 Directors Plan is 500,000 shares.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2007:

	Authorized	Available	Outstanding(1)
	(In thousands)
1991 Stock Incentive Plan	10,000	—	75
Promotion, Marketing and Endorsement Stock Incentive Plan	3,560	—	570
1995 Employee Stock Incentive Plan	10,800	—	2,284
1996 Stock Option Plan	9,000	—	622
2001 Directors Plan	500	254	233
2004 Plan	12,250	4,343	2,783
Employee Stock Purchase Plan	6,000	3,160	—
Non-Employee Directors Stock Option Plan	840	—	104

Total	52,950	7,757	6,671

(1)	Outstanding shares do not include issued Restricted Stock awards that are subject to forfeitures.

Stock Options

All stock option grants made under the 2004 Plan and the 2001 Directors Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $4,241,000 and $6,122,000 of compensation expense relating to outstanding stock options as of December 31, 2007 and 2006, respectively. The Company was not required to record compensation expense relating to outstanding options prior to the adoption date of SFAS 123R on January 1, 2006.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term and is reduced by an estimate for pre-vesting forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards. For the years ended December 31, 2007 and 2006, the average estimated pre-vesting forfeiture rate used was 3.9% and 5.6%, respectively. The table below summarizes the average fair value assumptions used in the valuation of stock options granted during the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Dividend yield	2.0%	2.0%	2.0%
Expected volatility	37.4%	39.5%	42.4%
Risk-free interest rate	4.7%	4.7%	4.2%
Expected life	3.1 years	3.2 years	3.6 years

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2007 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	9,279	$16.84
Granted	915	$14.51
Exercised	(3,220)	$14.05
Forfeited	(72)	$14.22
Expired	(716)	$29.52

Outstanding at December 31, 2007	6,186	$16.51	5.33	$10,687
Vested and expected to vest in the future at December 31, 2007	6,049	$16.56	5.26	$10,257
Exercisable at December 31, 2007	4,505	$17.35	4.23	$5,366

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $3.93, $4.54 and $4.13 per share, respectively. The total intrinsic value for options exercised during the years ended December 31, 2007, 2006 and 2005 was $11,248,000, $1,344,000 and $1,998,000, respectively.

Cash received from the exercise of stock options for the years ended December 31, 2007, 2006 and 2005 was approximately $45,234,000, $6,081,000 and $10,897,000, respectively. The Company settles the exercise of stock options through the Callaway Golf Company Grantor Stock Trust (see Note 10—Capital Stock). The actual tax benefit realized for the tax deductions from option exercises for the years ended December 31, 2007, 2006 and 2005 totaled approximately $3,858,000, $578,000 and $2,408,000, respectively.

Restricted Stock, Restricted Stock Units and Performance Units

All Restricted Stock, Restricted Stock Units and Performance Share Units awarded under the 2004 Plan and the 2001 Directors Plan are recorded at the Company’s closing stock price on the date of grant. Restricted Stock awards and Restricted Stock Units generally cliff-vest over a period of three years. Performance Share Units generally cliff-vest at the end of a three year performance period. Performance Share Units are a form of stock-based award in which the number of shares ultimately received depends on the Company’s performance against specified financial performance metrics over a three year period. At the end of the performance period, the number of shares of stock issued will be determined based upon the Company’s performance against those metrics.

The Company recorded $1,327,000, $1,448,000, and $611,000 of compensation expense relating to Restricted Stock awards as of December 31, 2007, 2006 and 2005, respectively. In connection with shares underlying Restricted Stock Units and Performance Share Units, the Company recorded $1,241,000 and $326,000, respectively, as of December 31, 2007 and $156,000 and $333,000, respectively, as of December 31, 2006. The Company did not award Restricted Stock Units or Performance Units during 2005.

The table below summarizes the total number of Restricted Stock shares and shares underlying Restricted Stock Units and Performance Share Units granted to certain employee participants and directors during the years ended December 31, 2007, 2006 and 2005, as well as the related weighted average grant date fair value for each type of award (number of shares are in thousands).

	# of Shares Granted			Weighted Average Grant-Date Fair Value
	2007	2006	2005	2007	2006	2005
Restricted Stock Awards	—	166	160	$—	$14.91	$14.93
Restricted Stock Units	260	52	—	$14.76	$14.37	$—
Performance Units	—	154	—	$—	$14.90	$—

The fair value of nonvested Restricted Stock awards, Restricted Stock Units and Performance Share Units (collectively “nonvested shares”) is determined based on the closing trading price of the Company’s Common Stock on the grant date. A summary of the Company’s nonvested share activity for the year ended December 31, 2007 is as follows (in thousands, except fair value amounts):

Restricted Stock, Restricted Stock Units and Performance Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	1,086	$12.42
Granted	260	$14.76
Vested	(208)	$10.67
Forfeited	(35)	$14.95

Nonvested at December 31, 2007(1)	1,103	$13.22

(1)	Total unvested shares as of December 31, 2007 include 683,000 Restricted Stock shares, 118,000 shares underlying Performance Share Units and 302,000 shares underlying Restricted Stock Units.

At December 31, 2007, there was $7,284,000 of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans, of which $6,796,000 relates to Restricted Stock awards and Restricted Stock Units and $489,000 relates to Performance Share Units. That cost is expected to be recognized over a weighted-average period of 1.6 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its Statement of Operations. Prior to the adoption of SFAS 123R on January 1, 2006, unrecognized compensation expense related to nonvested shares of Restricted Stock awards granted to employees was recorded as unearned share-based compensation in shareholder’s equity. As of January 1, 2006, as part of the adoption of SFAS 123R, $2,382,000 of unrecognized compensation expense was reclassified as a component of additional paid-in capital.

Employee Stock Purchase Plan

On February 1, 2006, the Company amended and restated the Callaway Golf Company Employee Stock Purchase Plan (the “Plan”) to eliminate the look-back provision. Under the amended and restated plan, participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s common stock at 85% of the closing price on the last day of each six month offering period. During 2007, 2006 and 2005 approximately 201,000, 303,000 and 369,000 shares, respectively, of the Company’s Common Stock were purchased under the Plan on behalf of participating employees. As of December 31, 2007, there were 3,160,000 shares reserved for future issuance under the Plan. In connection with the Plan, the Company recorded $496,000 and $597,000 of compensation expense for the years ended December 31, 2007 and 2006, respectively. The Company was not required to record compensation expense in connection with the Plan in 2005.

Employee Share-Based Compensation Expense

The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2007, 2006 and 2005 for share-based compensation related to employees and directors. Prior to the adoption of SFAS 123R, the Company recorded share-based compensation expense related to Restricted Stock awards. Amounts are in thousands, except for per share data.

	2007	2006	2005
Cost of sales	$490	$484	$—
Operating expenses	7,141	8,172	611

Total cost of employee share-based compensation included in income, before income tax	7,631	8,656	611
Amount of income tax recognized in earnings	(2,320)	(2,813)	(232)

Amount charged against net income	$5,311	$5,843	$379

Impact on net income per common share:
Basic	$(0.08)	$(0.08)	$(0.01)
Diluted	$(0.08)	$(0.08)	$(0.01)

During 2006, the Company accelerated the vesting of certain share-based awards as a result of employee terminations. In connection with the accelerations, the Company recognized additional expense in the amount of $1,330,000 before income taxes. In addition, the Company recorded expense of $3,221,000, $3,261,000 and $5,917,000 for Restricted Stock awards granted to certain non-employees for the years ended December 31, 2007, 2006 and 2005, respectively. There were no amounts relating to employee share-based compensation capitalized in inventory during the years 2007, 2006 and 2005.

Note 12. Employee Benefit Plans

The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to 25% of annual compensation, up to the maximum permitted under federal law, and the Company is obligated to contribute annually an amount equal to 100% of the participant’s contribution up to 6% of that participant’s annual compensation. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer matching and profit sharing contributions at a rate of 25% per year, becoming fully vested after the completion of four years of service. Employees contributed $9,200,000, $9,235,000 and $8,925,000 to the 401(k) Plan in 2007, 2006 and 2005, respectively. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $6,379,000, $6,307,000 and $6,156,000 during 2007, 2006 and 2005, respectively. Additionally, the Company can make discretionary contributions based on the profitability of the Company. For the years ended December 31, 2007, 2006 and 2005 there were no discretionary contributions.

The Company also has an unfunded, nonqualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $9,103,000 and $8,607,000 at December 31, 2007 and 2006, respectively. The liability for the deferred compensation is included in long-term liabilities and was $7,790,000 and $7,210,000 at December 31, 2007, and 2006, respectively. For the years ended December 31, 2007 and 2006, the total participant deferrals were $1,609,000 and $1,974,000, respectively.

Note 13. Income Taxes

The Company’s income (loss) before income tax provision was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$69,481	$18,455	$(5,685)
Foreign	18,794	16,543	20,222

	$88,275	$34,998	$14,537

The provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current tax provision (benefit):
Federal	$25,127	$2,986	$(3,652)
State	4,061	1,085	(1,087)
Foreign	2,790	6,050	7,905
Deferred tax expense (benefit):
Federal	(2,288)	645	(1,789)
State	(675)	289	459
Foreign	4,673	653	(583)

Income tax provision	$33,688	$11,708	$1,253

During 2007, 2006, and 2005, tax cash benefits related to the exercise or vesting of stock-based awards were $6,031,000, $884,000 and $2,408,000, respectively. Such benefits were recorded as a reduction of income taxes payable with a corresponding increase in additional paid-in capital or a decrease to deferred tax assets in connection with compensation cost previously recognized in income.

Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Reserves and allowances	$18,476	$17,574
Compensation and benefits	16,060	6,963
Effect of inventory overhead adjustment	4,398	5,221
Compensatory stock options and rights	5,836	5,480
Revenue recognition	2,080	2,032
Long-lived asset impairment	—	631
Operating loss carryforwards	1,705	1,357
Tax credit carryforwards	3,633	3,605
Energy derivative	8,305	8,177
Other	44	745

Total deferred tax assets	60,537	51,785
Valuation allowance for deferred tax assets	(4,702)	(4,083)

Deferred tax assets, net of valuation allowance	55,835	47,702
Deferred tax liabilities:
State taxes, net of federal income tax benefit	(3,094)	(3,162)
Prepaid expenses	(1,707)	(2,373)
Depreciation and amortization	(11,182)	(6,789)

Net deferred tax assets	$39,852	$35,378

The current year change in net deferred taxes of $4,474,000 is comprised of a net deferred benefit of $6,184,000 recorded as of January 1, 2007 as a component of the cumulative effect of the FIN 48 accounting method change offset by a net deferred expense of $1,710,000 recorded through current income tax expense for the year ended December 31, 2007.

Of the total tax credit carryforwards of $3,667,000 at December 31, 2007, the Company has state investment tax credits of $952,000 which expire at various dates through 2010 and $1,638,000 that generally do not expire, foreign tax credit carryforwards of $30,000 which expire at various dates through 2009, and state research and development credit carryforwards of $30,000 which expire at various dates through 2022 and $1,017,000 that generally do not expire. Of the $1,705,000 of operating loss carryforwards, $1,283,000 relates to state loss carryforwards that expire in 2008 through 2010, $194,000 relates to foreign loss carryforwards that will expire in 2012 and $228,000 relates to loss carryforwards that do not expire.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are not, in management’s estimation, more likely than not to be realized. This allowance primarily relates to the uncertainty of realizing certain state tax credit carryforwards, state operating loss carryforwards, and a portion of other deferred tax assets. Of the $4,702,000 valuation allowance at December 31, 2007, $660,000 is related to certain Top-Flite deferred tax assets existing at the time of the acquisition. In the future, if the Company determines that the realization of these Top-Flite deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce goodwill instead of the provision for income taxes. Based on management’s assessment, it is more likely than not that the net deferred tax assets will be realized through future earnings.

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income before income taxes to the income tax provision is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Amounts computed at statutory U.S. tax rate	$30,896	$12,246	$5,088
State income taxes, net of U.S. tax benefit	3,282	1,219	(369)
State tax credits, net of U.S. tax benefit	(761)	(326)	(418)
Federal research tax credits	(500)	(51)	(20)
Expenses with no tax benefit	807	1,289	634
Share based compensation	432	555	—
Domestic manufacturing tax benefits	(735)	(181)	—
Extra-territorial income exclusion benefit	—	(263)	(189)
Effect of foreign rate changes	164	—	—
Change in deferred tax valuation allowance	619	90	274
Reversal of previously accrued taxes	(1,620)	(2,983)	(3,564)
Accrual for interest and income taxes related to uncertain tax positions	967	—	—
Other	137	113	(183)

Income tax provision	$33,688	$11,708	$1,253

In 2007, 2006 and 2005, the tax rate benefited from net favorable adjustments to previously estimated tax liabilities in the amount of $1,620,000, $2,983,000 and $3,564,000, respectively. The most significant favorable adjustments in each year related to adjustments resulting from the finalization of the Company’s prior year U.S. and state income tax returns as well as agreements reached with the Internal Revenue Service (“IRS”) and other major jurisdictions on certain issues necessitating a reassessment of the Company’s tax exposures for all open tax years, with no individual year being significantly affected.

Effective January 1, 2007, the Company was required to adopt and implement the provisions of FIN 48, which requires the Company to accrue for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As a result of the adoption of FIN 48, the Company recognized an increase in the liability for its uncertain tax positions of $437,000, of which the entire charge was accounted for as a decrease to the beginning balance of retained earnings. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.”

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$23,632
Additions based on tax positions related to the current year	2,122
Additions for tax positions of prior years	666
Reductions for tax positions of prior years—Other	(1,063)
Reductions for tax positions of prior years—Bilateral Advanced Pricing Agreement between US and Japan	(8,239)
Settlements	(258)
Expiration of the statute of limitations for the assessment of taxes	(10)

Balance at December 31, 2007	$16,850

As of December 31, 2007, the liability for income taxes associated with uncertain tax benefits was $16,850,000 and can be reduced by $8,143,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments which was recorded as a long-term income tax receivable as well as $884,000 of tax benefits associated with state income taxes and other timing adjustments which are recorded as deferred income taxes pursuant to FIN 48. The net amount of $7,823,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.

The Company does expect changes in the amount of unrecognized tax benefits in the next 12 months; however, the Company does not expect the change to have a material impact on its results of operations or its financial position.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the year ended December 31, 2007 the Company recognized approximately $474,000 of interest and penalties in the provision for income taxes. As of December 31, 2007, and 2006, the Company had accrued $1,524,000 and $1,050,000, respectively, (before income tax benefit) for the payment of interest and penalties.

The Internal Revenue Service field examination of tax years 2001 through 2003 is complete and certain issues are pending before IRS Appeals. It is reasonably possible that resolution can be reached by December 31, 2008. Any possible settlement could increase/(decrease) earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2000 and prior
California (U.S.)	2000 and prior
Massachusetts (U.S.)	2003 and prior
Australia	2002 and prior
Canada	2002 and prior
Japan	2003 and prior
Korea	2001 and prior
United Kingdom	2001 and prior

As of December 31, 2007, the Company did not provide for United States income taxes or foreign withholding taxes on a cumulative total of $64,502,000 of undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings.

Cash amounts paid during 2007 for income taxes, net of refunds received, was $38,292,000.

Note 14. Commitments and Contingencies

Legal Matters

In conjunction with the Company’s program of enforcing its proprietary rights, the Company has initiated or may initiate actions against alleged infringers under the intellectual property laws of various countries, including, for example, the U.S. Lanham Act, the U.S. Patent Act, and other pertinent laws. The Company is also active internationally. For example, it has worked with other manufacturers to encourage Chinese government officials to conduct raids of identified counterfeiters, resulting in the seizure and destruction of counterfeit golf clubs. Defendants in these actions may, among other things, contest the validity and/or the enforceability of some of the Company’s patents and/or trademarks. Others may assert counterclaims against the Company. Historically, these matters individually and in the aggregate have not had a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company or some other material loss to the Company. One or more of these results could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace.

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

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserted that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint, Acushnet responded that the patents at issue are invalid and not infringed by the Pro V1 golf balls. On November 20, 2007, the District Court granted Callaway Golf’s motion for summary judgment on a breach of contract claim, holding that Acushnet’s initiation of parallel re-examination proceedings, described below, constituted a breach of a pre-existing dispute resolution agreement with Callaway Golf. The Court also rejected various legal challenges by Acushnet as to the validity of the patents, permitting Callaway Golf’s claims against Acushnet to proceed to trial, and ruled that the issues of damages and willfulness would be decided in a second trial between the parties. On the eve of trial, Acushnet stipulated that its Pro V1 golf balls infringe one or more of the nine claims in the four patents asserted by Callaway Golf. As a result of the Court’s rulings, and Acushnet’s concession as to infringement, only the validity of the patents was tried before a jury commencing on December 5, 2007. On December 14, 2007, after a six day trial, a unanimous jury decided that eight of the nine patent claims asserted by Callaway Golf against Acushnet are valid. The Court entered judgment in favor of Callaway Golf and against Acushnet on December 20, 2007. Callaway Golf has requested that the Court enter a permanent injunction requiring Acushnet to stop production and sale of the Pro V1 golf balls. Acushnet has asked the Court to enter judgment notwithstanding the verdict or, alternatively, for a new trial. Those two motions are pending.

Acushnet also filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the patents asserted by Callaway Golf. Although the PTO agreed the petitions for reexamination raised substantial new questions of patentability, and issued a first office action preliminarily rejecting the claims of all four of the patents, the PTO has not made a final and binding determination as to the validity of any of the patents. The interim rulings by the PTO do not void the Court’s judgment.

On June 9, 2007, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 07-367, asserting claims against Acushnet Company for patent infringement. Callaway Golf asserts that Acushnet’s sale of numerous drivers, including but not limited to the King Cobra 454 Comp, King Cobra F Speed, King Cobra HS9 F Speed, King Cobra HS9 M speed, and King Cobra LD F Speed, Titleist 905R, Titleist 905S and Titleist 905T drivers, infringes one or more of Callaway Golf U.S. patents (numbers 6,348,015; 6,478,692; 6,669,579; 6,685,576; and 6,949,032). Callaway Golf is seeking damages and an injunction to prevent future infringement. Acushnet has answered the complaint denying infringement of any valid patent and asserting counterclaims against Callaway Golf. Acushnet asserts that sales of Callaway Golf’s FT-i, FT-5, X-460, X-460 Tour, Big Bertha Fusion FT-3 and Big Bertha 460 drivers infringe two patents issued to Acushnet, namely U.S. patent numbers 6,960,142 and 7,041,003. Acushnet seeks damages and an injunction as well. Callaway Golf responded to the counterclaim on August 31, 2007, denying infringement of any valid patent claim. The parties are engaged in preliminary discovery. The trial of this matter is set to commence in the District Court on May 18, 2009.

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

On December 14, 2007, Callaway Golf and TaylorMade issued a joint press release announcing a resolution of all pending litigation between the parties. Specifically, the parties announced that they entered into a settlement and patent license agreement under the terms of which each company has specified rights to make products under patents owned by the other. Technologies at issue include high moment of inertia drivers, undercut irons, and golf balls.

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

The Company continues to reflect on its balance sheet the derivative valuation account of $19,922,000, subject to quarterly review in accordance with applicable law and accounting regulations, including SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Enron Contract has been terminated, and as of December 31, 2007, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

Lease Commitments

The Company leases certain warehouse, distribution and office facilities, vehicles as well as office equipment under operating leases and certain computer and telecommunication equipment under capital leases. Lease terms range from 1 to 10 years expiring at various dates through November 2017, with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

2008	$7,721
2009	4,783
2010	3,295
2011	2,637
2012	1,895
Thereafter	6,925

$27,256

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $9,818,000, $7,807,000 and $7,737,000, respectively.

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of December 31, 2007, the Company has entered into many of these contractual agreements with terms ranging from one to seven years. The minimum obligation that the Company is required to pay under these agreements is $109,445,000 over the next seven years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of December 31, 2007 are as follows (in thousands):

2008	$57,595
2009	30,315
2010	12,677
2011	6,211
2012	2,522
Thereafter	125

$109,445

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to Golf Entertainment International Limited (“GEI”). The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. Except for the letter of credit in connection with the Company’s investment in GEI, (see Note 3 “Investments”), the fair value of indemnities, commitments and guarantees that the Company issued during 2005 through 2007 was not material to the Company’s financial position, results of operations or cash flows.

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

Note 15. Segment Information

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

The table below contains information utilized by management to evaluate its operating segments.

	2007	2006	2005
	(In thousands)
Net sales
Golf Clubs	$911,527	$803,124	$783,398
Golf Balls	213,064	214,783	214,695

	$1,124,591	$1,017,907	$998,093

Income (loss) before tax
Golf Clubs	$151,759	$101,837	$68,327
Golf Balls	902	(6,396)	(3,612)
Reconciling items(1)	(64,386)	(60,443)	(50,178)

	$88,275	$34,998	$14,537

Identifiable assets(2)
Golf Clubs	$413,352	$419,212	$390,153
Golf Balls	140,730	152,282	154,355
Reconciling items(2)	302,881	274,453	219,990

	$856,963	$845,947	$764,498

Goodwill
Golf Clubs	$32,060	$30,833	$29,068
Golf Balls	—	—	—

	$32,060	$30,833	$29,068

Depreciation and amortization
Golf Clubs	$23,975	$21,045	$25,935
Golf Balls	11,351	11,229	12,325

	$35,326	$32,274	$38,260

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.
(2)	Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments.

The Company’s net sales by product category are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net sales
Drivers and Fairway Woods	$305,880	$266,478	$241,329
Irons	309,594	287,960	316,501
Putters	109,068	102,714	109,309
Golf Balls	213,064	214,783	214,695
Accessories and Other	186,985	145,972	116,259

	$1,124,591	$1,017,907	$998,093

The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Sales	Long-Lived Assets
	(In thousands)
2007
United States	$597,569	$271,780
Europe	193,336	9,549
Japan	120,148	2,132
Rest of Asia	86,133	5,317
Other foreign countries	127,405	12,303

	$1,124,591	$301,081

2006
United States	$566,600	$279,879
Europe	159,886	9,406
Japan	105,705	1,871
Rest of Asia	75,569	4,518
Other foreign countries	110,147	10,709

	$1,017,907	$306,383

2005
United States	$563,040	$277,572
Europe	166,177	9,243
Japan	103,389	1,928
Rest of Asia	66,890	4,178
Other foreign countries	98,597	10,009

	$998,093	$302,930

Note 16. Licensing Arrangements

The Company from time to time, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel, watches, travel gear, rangefinders and eyewear. The Company has current licensing arrangements with (i) Ashworth, Inc. for a complete line of men’s and women’s apparel for distribution in the United States, Canada, Europe and South Africa, (ii) Sanei International Co., Ltd. for a complete line of men’s and women’s apparel for distribution in Japan, Korea, China and other Asian Pacific countries, and (iii) Playcorp Pty. Ltd. for a complete line of men’s and women’s apparel for distribution in Australia and New Zealand.

In addition to apparel, the Company has also licensed its trademarks to, among others, (i) Fossil, Inc. for a line of Callaway Golf watches and clocks, (ii) TRG Accessories, LLC for a collection primarily consisting of travel gear, (iii) Global Wireless Entertainment, Inc. for the creation of golf-related software and applications for wireless handheld devices and platforms, (iv) MicroVision Optical, Inc. for eyewear and (v) Nikon Vision Co., Ltd. for rangefinders. Prior to April, 2006, the Company had a licensing arrangement with Tour Golf Group, Inc. (“TGG”) for a line of Callaway Golf footwear. In April 2006, the licensing arrangement was terminated and the Company acquired certain assets of TGG. The Company currently designs and sells the Callaway Golf footwear line. The Company recognized royalty income under its various licensing agreements of $8,672,000, $8,292,000 and $7,080,000 during 2007, 2006 and 2005, respectively.

Note 17. Transactions with Related Parties

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

The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving for the Company and makes grants to carefully selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. During 2007, 2006 and 2005, the Company did not contribute to the Foundation.

Note 18. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2007 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$334,607	$380,017	$235,549	$174,418	$1,124,591
Gross profit	$160,721	$175,125	$94,006	$63,371	$493,223
Net income (loss)	$32,836	$36,639	$1,269	$(16,157)	$54,587
Earnings (loss) per common share(1)
Basic	$0.49	$0.54	$0.02	$(0.25)	$0.82
Diluted	$0.48	$0.53	$0.02	$(0.25)	$0.81

	Fiscal Year 2006 Quarters
	1st	2nd	3rd	4th	Total
Net sales	$302,445	$341,815	$193,763	$179,884	$1,017,907
Gross profit	$131,512	$140,086	$67,705	$58,772	$398,075
Net income (loss)	$22,861	$22,539	$(11,916)	$(10,194)	$23,290
Earnings (loss) per common share(1)
Basic	$0.33	$0.33	$(0.18)	$(0.15)	$0.34
Diluted	$0.33	$0.33	$(0.18)	$(0.15)	$0.34

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

SCHEDULE II

CALLAWAY GOLF COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

Date	Allowance for Sales Returns	Warranty Reserves	Allowance for Doubtful Accounts	Reserve for Obsolete Inventory
	(In thousands)
Balance, December 31, 2004	$7,913	$12,043	$7,370	$13,601
Provision	21,274	10,965	3,221	8,507
Write-off, disposals, costs and other, net	(22,720)	(9,741)	(2,187)	(5,430)

Balance, December 31, 2005	$6,467	$13,267	$8,404	$16,678
Provision	19,124	11,696	1,823	9,015
Write-off, disposals, costs and other, net	(19,682)	(11,599)	(1,688)	(8,378)

Balance, December 31, 2006	$5,909	$13,364	$8,539	$17,315
Provision	22,457	10,504	1,519	12,182
Write-off, disposals, costs and other, net	(22,670)	(11,482)	(2,068)	(9,368)

Balance, December 31, 2007	$5,696	$12,386	$7,990	$20,129

S-1

EXHIBIT INDEX

Exhibit	Description
21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

24.1	Form of Limited Power of Attorney.

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.