Form 10-Q
period 2008-03-31
CALLAWAY GOLF CO
filed 2008-05-05
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 30, 2008 was 66,274,452.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, as well as estimated unrecognized compensation expense, projected capital expenditures and future contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Accurately estimating the Company’s future financial performance is based upon various unknowns including consumer acceptance and demand for the Company’s products as well as future consumer discretionary purchasing activity, which can be significantly affected by unfavorable economic or market conditions. Actual results may differ materially from those estimated or anticipated as a result of these unknowns or other risks and uncertainties, including delays, difficulties, changed strategies, or unanticipated factors affecting the implementation of the Company’s gross margin improvement initiatives, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Better Game By Design—A Passion For Excellence—Apex—Ben Hogan—BH—Big Bertha—Callaway—Callaway Collection— Callaway Golf—Callaway Golf Drysport—Callaway Golf X Series—Chev—Chevron Device—Complete—Demonstrably Superior and Pleasingly Different—Dual Force—ERC—Explosive Distance.Amazing Soft Feel—Flying Lady—FT-i—FT-ibrid—FT-3—FT-5—FTX—Fusion—Game Series—Gems—Great Big Bertha—Heavenwood—Hogan—Hybrid 45—Hyper X—HX—HX Hot—HX Hot Bite—HX Pearl—HX Tour—I-Mix—Marksman—Molitor—Number One Putter in Golf—Odyssey—OptiFit—Rossie—S2H2—Sabertooth—SRT—SenSert—Speed Slot—Squareway—Steelhead—Strata—Stronomic—Sure-Out—TF Design—Tech Series—Top-Flite—Top Flite D2—Top-Flite XL—Tour Authentic—Tour Deep—Tour i—Tour iX—Trade In! Trade Up!—TriBall—Tru Bore—Tunite—VFT—War Bird—Warbird—White Hot—White Hot XG—White Steel—World’s Friendliest—X-18—X-20—X460—XL 5000—XL Extreme—X-Forged—X Hot—X-Series—X-Sole—X-SPANN—Xtra Traction Technology—X-Tour—XTT—Xtra Width Technology—XWT.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$39,385	$49,875
Accounts receivable, net	300,495	112,064
Inventories, net	264,319	253,001
Deferred taxes	42,512	42,219
Income taxes receivable	—	9,232
Other current assets	33,377	30,190

Total current assets	680,088	496,581
Property, plant and equipment, net	131,584	128,036
Intangible assets, net	140,187	140,985
Goodwill	32,548	32,060
Deferred taxes	19,094	18,885
Other assets	39,799	40,416

	$1,043,300	$856,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$159,124	$130,410
Accrued employee compensation and benefits	30,204	44,245
Accrued warranty expense	12,990	12,386
Income taxes payable	10,549	—
Credit facilities	155,570	36,507

Total current liabilities	368,437	223,548
Long-term liabilities:
Deferred taxes	22,129	21,252
Energy derivative valuation account	19,922	19,922
Income taxes payable	13,819	13,833
Deferred compensation and other	7,642	8,200
Minority interest in consolidated subsidiary	1,526	1,978
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 66,278,525 shares and 66,281,693 shares issued at March 31, 2008 and December 31, 2007, respectively	663	663
Additional paid-in capital	107,438	111,953
Unearned compensation	(1,248)	(2,158)
Retained earnings	505,607	470,469
Accumulated other comprehensive income	21,182	18,904
Less: Grantor Stock Trust held at market value, 1,617,495 shares and 1,813,010 shares at March 31, 2008 and December 31, 2007, respectively	(23,745)	(31,601)
Less: Common Stock held in treasury, at cost, 4,073 shares and 0 shares at March 31, 2008 and December 31, 2007, respectively	(72)	—

Total shareholders’ equity	609,825	568,230

	$1,043,300	$856,963

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2008		2007
Net sales	$366,452	100%	$334,607	100%
Cost of sales	190,918	52%	173,886	52%

Gross profit	175,534	48%	160,721	48%
Operating expenses:
Selling expenses	80,161	22%	75,291	23%
General and administrative expenses	22,488	6%	21,558	6%
Research and development expenses	7,924	2%	8,016	2%

Total operating expenses	110,573	30%	104,865	31%

Income from operations	64,961	18%	55,856	17%
Other income (expense), net	695		(1,338)

Income before income taxes	65,656	18%	54,518	16%
Provision for income taxes	25,990		21,682

Net income	$39,666	11%	$32,836	10%

Earnings per common share:
Basic	$0.62		$0.49
Diluted	$0.61		$0.48
Weighted-average shares outstanding:
Basic	63,895		67,272
Diluted	64,843		68,318
Dividends declared per share	$0.07		$0.07

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$39,666	$32,836
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,794	9,009
Deferred taxes	8,521	(538)
Non-cash share-based compensation	1,468	3,127
(Gain) loss on disposal of long-lived assets	(230)	3
Changes in assets and liabilities:
Accounts receivable, net	(187,322)	(160,039)
Inventories, net	(7,714)	(4,802)
Other assets	(1,972)	(45)
Accounts payable and accrued expenses	19,996	13,903
Accrued employee compensation and benefits	(14,172)	8,231
Accrued warranty expense	604	792
Income taxes payable	11,352	20,271
Deferred compensation	(372)	(368)

Net cash used in operating activities	(121,381)	(77,620)

Cash flows from investing activities:
Capital expenditures	(11,732)	(7,987)

Net cash used in investing activities	(11,732)	(7,987)

Cash flows from financing activities:
Issuance of Common Stock	2,767	12,833
Acquisition of Treasury Stock	(72)	(15,155)
Proceeds from credit facilities, net	119,063	75,000
Other financing activities	(254)	951

Net cash provided by financing activities	121,504	73,629

Effect of exchange rate changes on cash and cash equivalents	1,119	210

Net decrease in cash and cash equivalents	(10,490)	(11,768)
Cash and cash equivalents at beginning of year	49,875	46,362

Cash and cash equivalents at end of year	$39,385	$34,594

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accu- mulated Other Compre- hensive Income (Loss)	Grantor Stock Trust	Treasury Stock		Total	Compre- hensive Income (Loss)
	Shares	Amount						Shares	Amount
Balance, December 31, 2007	66,282	$663	$111,953	$(2,158)	$470,469	$18,904	$(31,601)	—	$—	$568,230
Exercise of stock options	—	—	(430)	—	—	—	1,674	—	—	1,244
Tax benefit from exercise of stock options	—	—	16	—	—	—	—	—	—	16
Issuance of restricted stock	(1)	—	—	910	—	—	—	—	—	910
Compensatory stock and stock options	(2)	—	558	—	—	—	—	—	—	558
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(4)	(72)	(72)
Employee stock purchase plan	—	—	(213)	—	—	—	1,736	—	—	1,523
Cash dividends declared	—	—	—	—	(4,528)	—	—	—	—	(4,528)
Adjustment of Grantor Stock Trust shares to market value	—	—	(4,446)	—	—	—	4,446	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	2,278	—	—	—	2,278	$2,278
Net income	—	—	—	—	39,666	—	—	—	—	39,666	39,666

Balance, March 31, 2008	66,279	$663	$107,438	$(1,248)	$505,607	$21,182	$(23,745)	(4)	$(72)	$609,825	$41,944

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

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

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of March 31, 2008, the liability for income taxes associated with uncertain tax benefits was $17,720,000 and can be reduced by $8,370,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments which was recorded as a long-term income tax receivable as well as $1,290,000 of tax benefits associated with state income taxes and other timing adjustments which are recorded as deferred income taxes pursuant to FIN 48. The net amount of $8,060,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.

Although the timing and ultimate resolution of audits is uncertain, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the quarter ended March 31, 2008 the Company recognized approximately $51,000 of interest and penalties in the provision for income taxes. As of March 31, 2008 and December 31, 2007, the Company had accrued $1,575,000 and $1,524,000, respectively, (before income tax benefit) for the payment of interest and penalties.

The Internal Revenue Service field examination of tax years 2001 through 2003 is complete and certain issues are pending before IRS Appeals. It is reasonably possible that resolution can be reached prior to September 30, 2008. Any possible settlement could increase/(decrease) earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2000 and prior
California (U.S.)	2000 and prior
Massachusetts (U.S.)	2003 and prior
Australia	2002 and prior
Canada	2002 and prior
Japan	2003 and prior
Korea	2002 and prior
United Kingdom	2001 and prior

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Inventories

Inventories are summarized below (in thousands):

	March 31, 2008	December 31, 2007
Inventories, net:
Raw materials	$83,403	$82,185
Work-in-process	2,124	1,932
Finished goods	178,792	168,884

	$264,319	$253,001

4. Goodwill and Intangible Assets

The Company accounts for its goodwill and other non-amortizing intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company’s goodwill and certain intangible assets are not amortized throughout the period, but are subject to an annual impairment test. Patents and other intangible assets are recorded at cost at the time of acquisition and amortized using the straight-line method over their estimated useful lives, which range over periods between 1-16 years. During the three months ended March 31, 2008 and 2007, aggregate amortization expense was approximately $798,000 and $836,000, respectively. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	March 31, 2008			December 31, 2007
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	3-16	36,459	18,992	17,467	36,459	18,288	18,171
Other	1-9	2,853	1,927	926	2,853	1,833	1,020

Total intangible assets		$161,106	$20,919	$140,187	$161,106	$20,121	$140,985

Amortization expense related to intangible assets at March 31, 2008 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2008	$2,393
2009	2,945
2010	2,838
2011	2,587
2012	2,158
2013	1,341
Thereafter	4,131

$18,393

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill at March 31, 2008 was $32,548,000. Changes in goodwill during the three months ended March 31, 2008 of $488,000 were due to favorable foreign currency fluctuations.

5. Investments

Investment in Golf Entertainment International Limited Company

During the fourth quarter of 2006, the Company made an investment in Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. In connection with the investment, the Company acquired Preferred Shares of GEI for approximately $10,000,000. The Company accounts for this investment under the cost method in accordance with the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and reflected the balance in other long-term assets in the accompanying consolidated condensed balance sheet as of March 31, 2008.

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

In August 2007, the Company and other GEI shareholders entered into a loan agreement with GEI to provide funding to GEI for certain capital projects as well as operational needs. In December 2007, the Company and other GEI shareholders entered into a second loan agreement with GEI to supplement GEI’s cash flows from operations as a result of the seasonal fluctuations of the business. Both loan agreements extend to all shareholders of GEI, whereby each shareholder may participate by funding up to an amount agreed upon by GEI. As of March 31, 2008, the Company funded a combined total of $3,813,000 under both loan agreements, which includes accrued interest of $610,000. The loan agreements provide for the option, at the Company’s discretion, to convert up to 100 percent of the amount drawn by GEI, including accrued interest, into convertible preferred shares. In connection with the loans, the Company has received underwriting fees and will receive annual interest at market rates on loaned amounts. The Company is conditionally committed to fund an additional $705,000 under the second loan agreement during 2008 if called upon by GEI and if not otherwise funded by other shareholders.

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

Investment in Qingdao Suntech Sporting Goods Limited Company

In October 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. Suntech is a wholly owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated condensed financial statements as of March 31, 2008 and December 31, 2007, in accordance with the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

In addition, the Company has entered into a Loan Agreement with Mauritius in order to provide working capital for Suntech. In connection with this Loan Agreement, the Company loaned Mauritius a total of $3,200,000 as of March 31, 2008.

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

	Three Months Ended March 31,
	2008	2007
Beginning balance	$12,386	$13,364
Provision	3,035	3,090
Claims paid/costs incurred	(2,431)	(2,298)

Ending balance	$12,990	$14,156

7. Financing Arrangements

The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities in effect from time to time. The Company currently expects this to continue. The Company’s primary line of credit, which is scheduled to expire on February 15, 2012, is a $250,000,000 line of credit with Bank of America, N.A., and certain other lenders party to the Company’s November 5, 2004 Amended and Restated Credit Agreement (as amended, the “Line of Credit”).

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability can be effectively limited by the financial covenants contained therein. As of March 31, 2008, the maximum amount that could be borrowed under the Line of Credit was $250,000,000, of which $155,000,000 was outstanding. In addition, the Company had approximately $570,000 outstanding under other credit facilities at March 31, 2008.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

The Line of Credit requires the Company to meet certain financial covenants and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of March 31, 2008, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments, were $2,130,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1,103,000 as of March 31, 2008, of which $282,000 was included in prepaid and other current assets and $821,000 in other long-term assets in the accompanying consolidated condensed balance sheet.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Acushnet also filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the patents asserted by Callaway Golf. Although the PTO agreed the petitions for reexamination raised substantial new questions of patentability, and issued multiple office actions rejecting the claims of all four of the patents, the PTO has not made a final and binding determination as to the validity of any of the patents. The Company expects that some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will be affirmed by the PTO. To the extent claims previously approved are no longer allowed upon the conclusion of the reexamination process, the Company is likely to appeal such actions. The interim rulings by the PTO do not void the Court’s judgment.

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

On February 27, 2007, the Company and Dailey & Associates (an advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07 CV 0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contend that Callaway Golf is required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services”, and to make contributions to the Plans based upon a percentage of that total amount. The Company is seeking a declaration that it is not required to contribute beyond the contributions already made, or alternatively, is obligated to pay nothing and is entitled to restitution for all contributions previously made to the Plans. SAG and the Plans have filed a counterclaim to compel an audit and to recover unpaid Plan contributions. SAG and the Plans also seek liquidated damages, interest, and reasonable audit and attorneys’ fees. The parties are engaged in discovery. Motions for Judgment on the Pleadings and to Stay Proceedings filed by SAG and the Plans were denied by the Court on March 26, 2008. A pretrial conference is set for December 29, 2008. No trial date has been set.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On January 16, 2008, the Company issued a notice of default to Ashworth Inc. under the parties’ May 14, 2001 License Agreement, as amended from time to time (“Agreement”). Under the Agreement, Ashworth has thirty (30) days from the date of notice in which to cure a default. Ashworth has denied that any breach has occurred, and has not taken the steps requested by the Company to cure. Accordingly, it is the Company’s belief that it has the right to terminate the Agreement and it has communicated that assessment to Ashworth. The parties conducted a mediation of the issue on April 23, 2008, pursuant to dispute resolution procedures specified in the Agreement. The matter was not resolved at the mediation and the Company is therefore demanding binding arbitration. Ashworth has stated that it believes it would have claims against the Company in the event that the Company wrongfully terminates or interferes with the Agreement. The Company is not aware of what such claims might be, but it currently is unaware of any basis for a meritorious claim against it based upon the handling of the alleged breach by Ashworth.

On February 13, 2008, Ogio International Inc. filed a complaint for patent infringement against Callaway Golf in the United States District Court, for the District of Utah, Case No. 08cv116. Specifically, Ogio alleges that Callaway Golf’s sales of Warbird XTT, Warbird Hot, Terra Firma X, Terra Firma XI and Hyper-X golf bags infringe one or more claims of United States Patents numbered 6,877,604 and 7,213,705. The complaint seeks compensatory damages and an injunction. The complaint has not been served on the Company. However, the parties and their attorneys are in discussions regarding the matter.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company continues to reflect on its balance sheet the derivative valuation account of $19,922,000, subject to quarterly review in accordance with applicable law and accounting regulations, including SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Enron Contract has been terminated, and as of March 31, 2008, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

Unconditional Purchase Obligations

During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of March 31, 2008, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $120,948,000 over the next six years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of March 31, 2008 are as follows (in thousands):

2008	$63,975
2009	32,949
2010	15,122
2011	6,881
2012	1,928
2013	93
Thereafter	—

$120,948

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to GEI. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2008 was not material to the Company’s financial position, results of operations or cash flows.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Share-Based Employee Compensation

As of March 31, 2008, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock/units, performance share units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Plan are discretionary, although no participant may receive awards in any one year in excess of 1,000,000 shares. The 2001 Directors Plan permits the granting of stock options, restricted stock and restricted stock units. Directors receive an initial equity award grant not to exceed 20,000 shares upon their initial appointment to the Board and thereafter an annual grant not to exceed 10,000 shares upon being re-elected at each annual meeting of shareholders. The maximum number of shares issuable over the term of the 2004 Plan and the 2001 Directors Plan is 12,250,000 and 500,000 shares, respectively.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of March 31, 2008:

	Authorized	Available	Outstanding(1)
	(In thousands)
1991 Stock Incentive Plan	10,000	—	75
Promotion, Marketing and Endorsement Stock Incentive Plan	3,560	—	570
1995 Employee Stock Incentive Plan	10,800	—	2,254
1996 Stock Option Plan	9,000	—	622
2001 Directors Plan	500	255	233
2004 Plan	12,250	3,035	3,727
Employee Stock Purchase Plan	6,000	3,060	—
Non-Employee Directors Stock Option Plan	840	—	104

Total	52,950	6,350	7,585

(1)	Outstanding shares do not include issued Restricted Stock awards that are subject to forfeitures.

Stock Options

All stock option grants made under the 2004 Plan and the 2001 Directors Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $782,000 and $1,195,000 of compensation expense relating to outstanding stock options for the three months ended March 31, 2008 and 2007, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term and is reduced by an estimate for pre-vesting forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards. For the three months ended March 31, 2008 and 2007, the average estimated pre-vesting forfeiture rate used was 5.1% and

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.4%, respectively. The table below summarizes the average fair value assumptions used in the valuation of stock options granted during the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Dividend yield	1.9%	2.0%
Expected volatility	35.3%	37.4%
Risk free interest rate	2.6%	4.8%
Expected term	4.1 years	3.0 years

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

The following table summarizes the Company’s stock option activities for the quarter ended March 31, 2008 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	6,186	$16.51
Granted	838	$14.92
Exercised	(96)	$12.96
Forfeited	(20)	$14.46
Expired	(7)	$19.05

Outstanding at March 31, 2008	6,901	$16.37	5.55	$2,184
Vested and expected to vest in the future at March 31, 2008	6,708	$16.42	5.46	$2,150
Exercisable at March 31, 2008	5,173	$16.91	4.39	$1,904

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $3.99 and $3.86 per share, respectively, and the total intrinsic value for options exercised was $338,000 and $2,844,000, respectively.

Cash received from the exercise of stock options for the quarter ended March 31, 2008 was approximately $1,244,000. The actual tax benefit realized for the tax deductions from option exercises for the three months ended March 31, 2008 totaled approximately $16,300.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock, Restricted Stock Units and Performance Share Units

All Restricted Stock, Restricted Stock Units and Performance Share Units awarded under the 2004 Plan and the Directors Stock Plan are recorded at the Company’s closing stock price on the date of grant. Restricted Stock awards and Restricted Stock Units generally cliff-vest over a period of three years. Performance Share Units generally cliff-vest at the end of a three year performance period. Performance Share Units are a form of stock-based award in which the number of shares ultimately received depends on the Company’s performance against specified financial performance metrics over a three year period. At the end of the performance period, the number of shares of stock issued will be determined based upon the Company’s performance against those metrics.

The Company recorded $343,000 and $385,000 of compensation expense relating to Restricted Stock awards during the three months ended March 31, 2008 and 2007, respectively. In connection with shares underlying Restricted Stock Units and Performance Share Units, the Company recorded compensation expense of $683,000 and $340,000 during the three months ended March 31, 2008 and 2007, respectively.

The table below summarizes the total number of Restricted Stock shares and shares underlying Restricted Stock Units and Performance Share Units granted to certain employee participants and directors during the three months ended March 31, 2008 and 2007, as well as the related weighted average grant date fair value for each type of award (number of shares are in thousands).

	# of Shares Granted		Weighted Average Grant-Date Fair Value
	Three months ended March 31,		Three months ended March 31,
	2008	2007	2008	2007
Restricted Stock Awards	—	—	$—	$—
Restricted Stock Units	222	233	$14.92	$14.38
Performance Share Units	—	—	$—	$—

The fair value of nonvested Restricted Stock awards, Restricted Stock Units and Performance Share Units (collectively “nonvested shares”) is determined based on the closing trading price of the Company’s Common Stock on the grant date. A summary of the Company’s nonvested share activity for the quarter ended March 31, 2008 is as follows (in thousands, except fair value amounts):

Restricted Stock, Restricted Stock Units and Performance Share Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	1,103	$13.22
Granted	222	$14.92
Vested	10	$15.04
Forfeited	22	$14.70

Nonvested at March 31, 2008	1,293	$13.50

At March 31, 2008, there was $9,137,000 of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans, of which $8,704,000 relates to Restricted Stock awards and Restricted Stock Units and $433,000 relates to Performance Share Units. That cost is expected to be recognized over a weighted-average period of 1.6 years. The amount of

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its Statement of Operations due to the application of forfeiture rates as well as the uncertainty regarding the Company’s ability to meet certain performance requirements on Performance Share Units.

Employee Stock Purchase Plan

Under the Callaway Golf Company Employee Stock Purchase Plan (the “Plan”), participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s Common Stock at 85% of the closing price on the last day of each six month offering period. During the three months ended March 31, 2008 and 2007 approximately 100,000 and 91,000 shares, respectively, of the Company’s Common Stock were purchased under the Plan. As of March 31, 2008, there were 3,060,000 shares reserved for future issuance under the Plan. In connection with the Plan, the Company recorded $134,000 and $115,000 of compensation expense during the three months ended March 31, 2008 and 2007, respectively.

Employee Share-Based Compensation Expense

The table below summarizes the non-cash amounts recognized in the financial statements for the three months ended March 31, 2008 and 2007 for share-based compensation related to employees (in thousands).

	Three months ended March 31,
	2008	2007
Cost of sales	$171	$64
Operating expenses	1,771	1,970

Total cost of employee share-based compensation included in income, before income tax	1,942	2,034
Amount of income tax recognized in earnings	(510)	(635)

Amount charged against net income	$1,432	$1,399

Impact on net income per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

In addition, during the three months ended March 31, 2008, the Company reversed $474,000 of compensation expense to revalue shares of Restricted Stock granted to non-employees at market value. The Company recorded expense of $2,182,000 for Restricted Stock awards granted to certain non-employees during the three months ended March 31, 2007. There were no amounts relating to employee share-based compensation capitalized in inventory during the three months ended March 31, 2008 and 2007.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Earnings per Share

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three months ended March 31, 2008 and 2007 is presented below (in thousands):

	Three Months Ended March 31,
	2008	2007
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	63,895	67,272
Dilutive securities	948	1,046

Weighted-average shares outstanding—Diluted	64,843	68,318

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended March 31, 2008 and 2007, options outstanding totaling 3,342,000 and 4,807,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

11. Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) as of January 1, 2008. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	March 31, 2008		December 31, 2007
	Carrying Value	Quoted market prices in active markets (Level 1)	Carrying Value	Quoted market prices in active markets (Level 1)
Derivative instruments—asset position	567	567	—	—
Derivative instruments—liability position	4,339	4,339	421	421
Deferred compensation plan	8,678	8,678	9,103	9,103

The fair value of the Company’s foreign currency exchange contracts is determined based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. The fair value of the Company’s deferred compensation plan assets is determined based on quoted market prices.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Derivatives and Hedging

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

At March 31, 2008 and 2007, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $134,371,175 and $105,488,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. At March 31, 2008, the fair values of foreign currency-related derivatives were recorded as current assets of $567,000 and current liabilities of $4,339,000. The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus generally offset these gains and losses. During the three months ended March 31, 2008 and 2007, the Company recorded net losses of $4,548,000 and $774,000, respectively, due to net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting. These net losses were offset by net foreign currency transaction gains of $6,074,000 and $666,000 during the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and 2007, there were no foreign exchange contracts designated as cash flow hedges.

13. Segment Information

The Company has two operating segments that are organized on the basis of products, which are segregated between golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters, other golf-related accessories and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan golf balls. There are no significant intersegment transactions.

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended March 31,
	2008	2007
Net sales
Golf Clubs(1)	$308,019	$281,059
Golf Balls(1)	58,433	53,548

	$366,452	$334,607

Income before provision for income taxes
Golf Clubs(1)	$76,199	$65,343
Golf Balls(1)	4,445	5,728
Reconciling items(2)	(14,988)	(16,553)

	$65,656	$54,518

Additions to long-lived assets
Golf Clubs	$8,246	$6,545
Golf Balls	3,025	1,348

	$11,271	$7,893

(1)	Prior year amounts have been reclassified to conform to the current year presentation.
(2)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

14. Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the Condensed Consolidated Financial Statements of the Company.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. This Statement is effective for interim periods beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the Condensed Consolidated Financial Statements of the Company.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations (a revision of Statement No. 141)” (“SFAS 141R”). This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS No. 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the Condensed Consolidated Financial Statements of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors” on page 2 of this report.

Results of Operations

Overview of Business and Seasonality

The Company designs, manufactures and sells high quality golf clubs and golf balls and also sells golf footwear, golf bags, gloves and other golf-related accessories. The Company designs its products to be technologically-advanced and in this regard invests a considerable amount in research and development each year. The Company’s products are designed for golfers of all skill levels, both amateur and professional.

The Company has two operating segments that are organized on the basis of products, which are segregated between golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls. As discussed above in Note 13 to the Company’s consolidated condensed financial statements, the Company’s operating segments exclude a significant amount of corporate and general administrative expenses and other income (expense) not utilized by management in determining segment profitability. While the Company’s golf clubs segment has been profitable, the Company’s golf balls segment has historically reported annual operating losses for all periods until 2007. The Company’s golf balls segment results of operations have improved significantly from a loss of $52.7 million in 2003 (including charges of $24.1 million for Top-Flite integration initiatives) to profitability of $0.9 million in 2007 (including charges of $0.3 million and $3.2 million related to the 2005 restructuring initiatives and the gross margin improvement initiatives, respectively). The Company is continuing to take actions to improve the profitability of its golf ball business.

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

Three-Month Periods Ended March 31, 2008 and 2007

Net sales increased $31.8 million (10%) to $366.4 million for the three months ended March 31, 2008 as compared to $334.6 million for the comparable period in the prior year. The overall increase in net sales is primarily due to an increase in the number of product introductions during the first quarter of 2008 compared to the first quarter of 2007, in addition to the timing of product introductions, which occurred earlier in the quarter in 2008. The Company’s net sales by operating segment is set forth below (dollars in millions):

	Three Months Ended March 31,		Growth (Decline)
	2008	2007	Dollars	Percent
Net sales
Golf clubs	$308.0	$281.1	$26.9	10%
Golf balls	58.4	53.5	4.9	9%

	$366.4	$334.6	$31.8	10%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2008	2007	Dollars	Percent
Net sales:
United States	$184.4	$183.8	$0.6	0%
Europe	66.1	56.0	10.1	18%
Japan	53.3	38.0	15.3	40%
Rest of Asia	26.5	22.8	3.7	16%
Other foreign countries	36.1	34.0	2.1	6%

	$366.4	$334.6	$31.8	10%

Net sales in the United States increased $0.6 million to $184.4 million during the first quarter of 2008 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $31.2 million (21%) to $182.0 million during the first quarter of 2008 compared to the same quarter in 2007. This increase in international net sales is primarily attributable to increases of $15.3 million and $10.1 million in Japan and Europe, respectively, primarily due to strong retailer demand for the Company’s new products launched in those regions. The Company’s 2008 net sales were also affected by $11.7 million of favorable changes in foreign currency rates primarily in Japan, Canada, Australia and Europe, partially offset by $0.2 million of unfavorable changes in foreign currency rates in Korea during the period.

For the first quarter of 2008, gross profit increased $14.8 million to $175.5 million from $160.7 million in the first quarter of 2007. Gross profit as a percentage of net sales remained consistent at 48% in both the first quarter of 2008 and 2007. Gross margins were positively affected by cost reductions on golf club component costs as a result of the Company’s gross margin improvement initiatives, partially offset by an increase in golf ball manufacturing costs. In addition, gross margins were affected by a less favorable club product mix due to the current year launch of irons products and titanium drivers with lower margins than the X-Series irons and premium drivers launched during the first quarter of 2007. This decline in gross margins was partially offset by the current year launch of higher margin fairway woods and putters, compared to the products introduced during the same period of the prior year. See “Segment Profitability” below for further discussion of gross margins. Gross profit for the first quarter of 2008 was negatively affected by charges of $1.1 million related to the Company’s gross margin improvement initiatives compared to $1.4 million for the comparable period in 2007.

Selling expenses increased $4.9 million (6%) to $80.2 million in the first quarter of 2008 compared to $75.3 million in the same period of 2007. As a percentage of sales, selling expenses decreased to 22% in the first quarter of 2008 compared to 23% in the first quarter of 2007. The dollar increase in selling expense was primarily due to a $2.1 million increase in advertising and promotional activity in support of the Company’s new products launched during the first quarter, as well as increases of $2.4 million in employee costs and $0.8 million in consulting expenses. Additionally, the Company’s selling expenses were unfavorably impacted by changes in foreign exchange rates on non-U.S. selling expenses. These increases were partially offset by a $1.6 million decrease in share-based compensation expense related to non-employees.

General and administrative expenses increased $0.9 million (4%) to $22.5 million in the first quarter of 2008 compared to $21.6 million in the same period of 2007. As a percentage of sales, general and administrative expenses remained consistent at 6% in the first quarter of 2008 and 2007. The dollar increase was primarily due to increases of $1.4 million in employee costs, partially offset by decreases of $0.5 million in deferred compensation expenses.

Research and development expenses decreased $0.1 million (1%) to $7.9 million in the first quarter of 2008 compared to $8.0 million in the comparable period of 2007. As a percentage of sales, research and development expenses remained consistent at 2% for the first quarter of 2008 and 2007. The slight dollar decrease was primarily due to decreases of $0.2 million in consulting costs.

Other income (expense) improved by $2.0 million in the first quarter of 2008 to other income of $0.7 million compared to other expense of $1.3 million in the comparable period of 2007. This improvement in other income (expense) is primarily attributable to an increase of $1.6 million in net foreign currency transaction gains and a $0.7 million decrease in interest expense as a result of a decrease in average outstanding borrowings and a decline in interest rates.

Net income for the first quarter of 2008 improved 21% to $39.7 million from net income of $32.8 million in the comparable period of 2007. Diluted earnings per share improved to $0.61 per share in the first quarter of 2008 compared to earnings of $0.48 per share in the first quarter of 2007. Net income for the first quarter of 2008 and 2007 was negatively impacted by after-tax charges of $0.7 million ($0.01 per share) and $0.9 million ($0.01 per share), respectively, related to costs associated with the Company’s gross margin improvement initiatives.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended March 31, 2008 and 2007

Golf Clubs Segment

Net sales information by product category is summarized as follows (in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2008	2007(1)	Dollars	Percent
Net sales:
Woods	$116.6	$103.1	$13.5	13%
Irons	96.5	100.1	(3.6)	(4)%
Putters	34.6	29.1	5.5	19%
Accessories and other	60.3	48.8	11.5	24%

	$308.0	$281.1	$26.9	10%

(1)	Prior year amounts have been reclassified to conform to the current year presentation.

The $13.5 million (13%) increase in net sales of woods to $116.6 million for the three months ended March 31, 2008 is primarily attributable to an increase in sales volume partially offset by a decrease in average selling prices in the first quarter of 2008 compared to the same period in the prior year. The increase in sales volume was driven by strong retailer demand for the Company’s new products, including the Company’s new fairway wood and hybrid models launched during the first quarter of 2008. In the first quarter of 2007, the Company launched a more extensive line of drivers relative to the first quarter of 2008. This expected decrease in new driver introductions contributed to a reduction in overall average selling prices within the woods category, as drivers, particularly premium Fusion Technology drivers, carry a higher sales price than fairway woods and hybrids. In addition, average selling prices were negatively impacted in the first quarter of 2008 by a price reduction on Big Bertha 460 titanium drivers, which were in the third year of their product lifecycles.

The $3.6 million (4%) decrease in net sales of irons to $96.5 million for the three months ended March 31, 2008 resulted from a decrease in sales volume partially offset by an increase in average selling prices in the first quarter of 2008 compared to the same period in the prior year. The decrease in sales volume was primarily due to an anticipated decline in sales of the X-Series irons that were launched during the first quarter of 2007, combined with a decline in sales of the Company’s older irons products. These decreases were partially offset by an increase in sales volume of the current year Big Bertha and Fusion Technology irons as well as X-Forged Series wedges. The increase in average selling prices is primarily due to a favorable shift in product mix primarily due to the higher priced premium Fusion Technology irons, which were launched during the first quarter of 2008, combined with the X-Forged Series wedges. These increases in average selling prices were partially offset by decreases in average selling prices of the Company’s older Big Bertha and X-Series irons as well as X-Tour Series wedges.

The $5.5 million (19%) increase in net sales of putters to $34.6 million for the three months ended March 31, 2008 resulted from higher average selling prices as well as an increase in sales volumes in the first quarter of 2008 compared to the same period in the prior year. This increase in putter sales is primarily attributable to the Black Series and White Hot Tour putter product lines, which were introduced during the first quarter of 2008, combined with the continued favorable consumer acceptance of the Company’s White Hot XG and Divine putter lines, which were in the second year of their product lifecycles. This increase was partially offset by a decrease in sales of the Company’s older White Hot XG two-ball and two-ball SRT putter models, which were in the third year of their product lifecycles.

The $11.5 million (24%) increase in sales of accessories and other products to $60.3 million is primarily attributable to the new Callaway Golf packaged junior golf club sets and the Top-Flite packaged recreational sets, which were both launched during the first quarter of 2008 as well as an increase in sales of golf headwear.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2008	2007	Dollars	Percent
Net sales:
Golf balls	$58.4	$53.5	$4.9	9%

The $4.9 million (9%) increase in net sales of golf balls to $58.4 million for the three months ended March 31, 2008 was due to a $5.7 million increase Callaway Golf ball sales, partially offset by a decrease of $0.6 million in sales of Top-Flite golf balls. The increase in Callaway Golf ball sales is due to an increase in sales volume as well as average selling prices. The increase in sales volume was primarily driven by the increase in Callaway Golf ball product introductions during the first quarter of 2008 compared to the first quarter of 2007. The increase in average selling prices is primarily due to a shift in product mix with the introduction of the premium HX Tour ix golf ball as well as the HX Hot Bite and HX Hot Pearl golf balls, which have higher average selling prices than the Big Bertha and HX Hot golf ball models launched during the same period in the prior year. The decrease in Top-Flite golf ball sales is primarily due to a decrease in sales volumes partially offset by a slight increase in average selling prices. The decrease in sales volumes was largely due to a reduction in sales of the D2 golf ball model which was introduced during the first quarter in 2007, partially offset by an increase in sales volume of the Gamer and Freak golf ball models, which were both sold to limited retailers during the first three months in 2008. The increase in average selling prices was primarily driven by a slight shift in product mix with the introduction of the Gamer and Freak golf balls during the first quarter of 2008, which have higher average selling prices than the D2 and XL golf ball models.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,				Growth (Decline)
	2008		2007(2)		Dollars	Percent
Income before provision for income taxes
Golf clubs	$76.2		$65.4		$10.8	17%
Golf balls	4.4		5.7		(1.3)	(23)%

	$80.6	(1)	$71.1	(1)	$9.5	13%

(1)	Amounts shown are before the deduction of corporate general and administration expenses and other income (expenses) of $15.0 million and $16.6 million for the three months ended March 31, 2008 and 2007, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 13 to the Consolidated Condensed Financial Statements— “Segment Information” in this Form 10-Q.
(2)	Prior year amounts have been reclassified to conform to the current year presentation.

Pre-tax income in the Company’s golf clubs operating segment improved to $76.2 million for the quarter ended March 31, 2008 from $65.4 million for the comparable period in the prior year. The increase in the golf clubs operating segment pre-tax income is primarily attributable to improved net sales as discussed above combined with a slight improvement in gross margin. This improvement in gross margin is primarily due to cost reductions on club components partially offset by a less favorable club product mix during the first quarter of 2008 compared to the first quarter in 2007. During the first quarter of 2008, the Company introduced a new line of multi-material Fusion Technology irons as well as Big Bertha irons, which generally carry lower margins than the X-Series irons, which were introduced during the same time period in 2007. This decrease in gross margin was partially offset by a favorable shift in product mix within the woods category. This shift in woods product mix primarily resulted from the introduction of fairway woods and hybrid products during the first quarter of 2008, which generally carry higher margins than the Company’s driver products that were introduced during the same period in 2007. In addition, golf club gross margins were favorably impacted by increased sales of the White Hot XG and Divine putter product lines, which have higher margins compared to the Black Series putter line, which was introduced during the first three months in 2008.

Pre-tax income in the Company’s golf balls operating segment decreased to $4.4 million for the quarter ended March 31, 2008 from $5.7 million for the comparable period in the prior year. The decrease in the golf balls operating segment pre-tax income is primarily due to a decline in gross margins, resulting primarily from increased costs due to the absorption of fixed costs on lower golf ball production volumes during the fourth quarter of 2007. The lower production volumes were consistent with the Company’s planned inventory reduction initiatives and the recent improvements in inventory management and planning, which enables the Company to operate its golf ball business with less inventory on hand. Although the higher manufacturing costs occurred during the fourth quarter of 2007, they are allocated to the golf balls sold during the first quarter under the applicable accounting rules. The effect of the fourth quarter manufacturing costs on first quarter gross margins was consistent with the Company’s expectations and should not affect the Company’s second quarter golf ball segment profitability.

The Company has been actively implementing the gross margin improvement initiatives, which were announced during the fourth quarter of 2006. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed charges of $0.8 million and $0.3 million, respectively, during the first quarter of 2008 and $0.7 million and $0.7 million, respectively, during the comparable period in 2007.

Financial Condition

The Company’s cash and cash equivalents decreased $10.5 million (21%) to $39.4 million at March 31, 2008, from $49.9 million at December 31, 2007. Most of this decrease is due to the general seasonality of the Company’s business. Generally, during the first quarter, the Company will rely more heavily on its credit facilities to fund operations as cash inflows from operations begin to increase during the second quarter as a result of cash collections from customers. During the three months ended March 31, 2008, the Company used proceeds from its credit facilities of $119.1 million to fund cash used in operating activities of $121.4 million as well as approximately $11.7 million in capital expenditures. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facilities, as deemed necessary.

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections. As of March 31, 2008, the Company’s net accounts receivable increased $188.4 million to $300.5 million from $112.1 million as of December 31, 2007. The increase in accounts receivable is primarily attributable to net sales of $366.5 million during the first quarter of 2008 compared to net sales of $174.4 million during the fourth quarter of 2007. The Company’s net accounts receivable increased $21.9 million as of March 31, 2008 compared to the Company’s net accounts receivable as of March 31, 2007. This increase was primarily attributable to a $31.8 million increase in net sales during the first quarter of 2008 compared to the same period in the prior year.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s net inventory increased $11.3 million to $264.3 million as of March 31, 2008 compared to $253.0 million as of December 31, 2007. This increase is consistent with the seasonality of the Company’s business, as it continues to prepare for increased demand into the second quarter during the peak of the golf season. The Company’s net inventory decreased $6.3 million as of March 31, 2008 compared to the Company’s net inventory as of March 31, 2007. This decrease is consistent with the Company’s inventory reduction initiatives.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities in effect from time to time. The Company currently expects this to continue. The Company’s primary line of credit, which is scheduled to expire on February 15, 2012, is a $250.0 million line of credit with Bank of America, N.A., and certain other lenders party to the Company’s November 5, 2004 Amended and Restated Credit Agreement (as amended, the “Line of Credit”).

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability can be effectively limited by the financial covenants contained therein. As of March 31, 2008, the maximum amount that could be borrowed under the Line of Credit was $250.0 million, of which $155.0 million was outstanding. In addition, the Company had approximately $0.6 million outstanding under other credit facilities at March 31, 2008.

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

The Line of Credit requires the Company to meet certain financial covenants and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of March 31, 2008, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the Second and Third Amendments, were $2.1 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1.1 million as of March 31, 2008, of which $0.3 million was included in prepaid and other current assets and $0.8 million in other long-term assets in the accompanying consolidated balance sheet.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash and contractual obligations as of March 31, 2008 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Line of credit	$155.6	$155.6	$—	$—	$—
Operating leases(1)	34.6	9.3	11.5	7.3	6.5
Unconditional purchase obligations(2)	120.9	64.0	54.9	1.9	0.1
Deferred compensation(3)	7.4	0.4	0.4	0.2	6.4
Investment commitments(4)	0.7	0.7	—	—	—
Uncertain income tax contingencies(5)	16.3	2.1	5.7	5.5	3.0

Total(6)	$335.5	$232.1	$72.5	$14.9	$16.0

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
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

(3)	The Company has an unfunded, non-qualified deferred compensation plan. The deferred compensation plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $8.7 million at March 31, 2008.
(4)	This amount is in connection with the Company’s investment in Golf Entertainment International Limited Company. See Note 5 to the Consolidated Financial Statements—“Investments” in this Form 10-Q.
(5)	Amount represents total uncertain income tax positions related to the adoption FIN 48, which is comprised of a short-term income tax payable of $2.5 million and a long-term income tax payable of $13.8 million. For further discussion see Note 2 to the Consolidated Condensed Financial Statements—“Income Taxes” in this Form 10-Q.
(6)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated, and therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. For further discussion, see Note 8 to the Company’s Consolidated Condensed Financial Statements—“Supply of Electricity and Energy Contracts.”

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to Golf Entertainment International Limited (“GEI”). The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2008 was not material to the Company’s financial position, results of operations or cash flows.

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

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $50 to $55 million for the year ended December 31, 2008. Of this amount, approximately $15 million will be used in support of the Company’s building improvement and consolidation projects. The remaining amount will be used for capital expenditures in support of the Company’s ongoing operating requirements.

Off-Balance-Sheet Arrangements

In connection with the Company’s investment in GEI, (see Note 5 to the Consolidated Condensed Financial Statements—“Investments” in this Form 10-Q), in February 2008, the Company and another GEI shareholder entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8.0 million for a loan that was issued to a subsidiary of GEI. The Company is currently responsible for $5.5 million of the total guaranteed amount. This letter of credit will expire one year from the date of issuance.

In addition, at March 31, 2008, the Company had total outstanding commitments on non-cancelable operating leases of approximately $34.6 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 10 years expiring at various dates through November 2017, with options to renew at varying terms.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2007.

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

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to foreign currency exchange rate risks (see Note 12 to the Company’s Consolidated Condensed Financial Statements) that could impact the Company’s results of operations. The Company’s risk management strategy includes the use of derivative financial instruments, including forwards and purchase options, to hedge certain of these exposures. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company does not enter into any trading or speculative positions with regard to foreign currency related derivative instruments.

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

At March 31, 2008 and 2007, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $134.4 million and $105.5 million, respectively. At March 31, 2008 and 2007, there were no outstanding foreign exchange contracts designated as cash flow hedges.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2008 through its derivative financial instruments.

The estimated maximum one-day loss from the Company’s foreign currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $14 million at March 31, 2008. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $14 million at March 31, 2008 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its Line of Credit (see Note 7 to the Company’s Consolidated Condensed Financial Statements in this Form 10-Q). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the estimated potential cash flows impact would be approximately $0.1 million in additional interest expense if interest rates were to increase by 10% over a three month period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2008, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Acushnet also filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the patents asserted by Callaway Golf. Although the PTO agreed the petitions for reexamination raised substantial new questions of patentability, and issued multiple office actions rejecting the claims of all four of the patents, the PTO has not made a final and binding determination as to the validity of any of the patents. The Company expects that some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will be affirmed by the PTO. To the extent claims previously approved are no longer allowed upon the conclusion of the reexamination process, the Company is likely to appeal such actions. The interim rulings by the PTO do not void the Court’s judgment.

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

On February 27, 2007, the Company and Dailey & Associates (an advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07 CV 0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contend that Callaway Golf is required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services”, and to make contributions to the Plans based upon a percentage of that total amount. The Company is seeking a declaration that it is not required to contribute beyond the contributions already made, or alternatively, is obligated to pay nothing and is entitled to restitution for all contributions previously made to the Plans. SAG and the Plans have filed a counterclaim to compel an audit and to recover unpaid Plan contributions. SAG and the Plans also seek liquidated damages, interest, and reasonable audit and attorneys’ fees. The parties are engaged in discovery. Motions for Judgment on the Pleadings and to Stay Proceedings filed by SAG and the Plans were denied by the Court on March 26, 2008. A pretrial conference is set for December 29, 2008. No trial date has been set.

On January 16, 2008, the Company issued a notice of default to Ashworth Inc. under the parties’ May 14, 2001 License Agreement, as amended from time to time (“Agreement”). Under the Agreement, Ashworth has thirty (30) days from the date of notice in which to cure a default. Ashworth has denied that any breach has occurred, and has not taken the steps requested by the Company to cure. Accordingly, it is the Company’s belief that it has the right to terminate the Agreement and it has communicated that assessment to Ashworth. The parties conducted a mediation of the issue on April 23, 2008, pursuant to dispute resolution procedures specified in the Agreement. The matter was not resolved at the mediation and the Company is therefore demanding binding arbitration. Ashworth has stated that it believes it would have claims against the Company in the event that the Company wrongfully terminates or interferes with the Agreement. The Company is not aware of what such claims might be, but it currently is unaware of any basis for a meritorious claim against it based upon the handling of the alleged breach by Ashworth.

On February 13, 2008, Ogio International Inc. filed a complaint for patent infringement against Callaway Golf in the United States District Court, for the District of Utah, Case No. 08cv116. Specifically, Ogio alleges that Callaway Golf’s sales of Warbird XTT, Warbird Hot, Terra Firma X, Terra Firma XI and Hyper-X golf bags infringe one or more claims of United States Patents numbered 6,877,604 and 7,213,705. The complaint seeks compensatory damages and an injunction. The complaint has not been served on the Company. However, the parties and their attorneys are in discussions regarding the matter.

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

Certain Factors Affecting Callaway Golf Company

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2007, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2007 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2007, the Board of Directors authorized a new repurchase program (the “November 2007 repurchase program”) for the Company to repurchase shares of its common stock up to a maximum cost to the Company of $100.0 million, which will remain in effect until completed or otherwise terminated by the Board of Directors.

During the three months ended March 31, 2008, the Company repurchased 4,073 shares of its common stock at a weighted average cost per share of $17.57 for a total cost of $0.1 million under the November 2007 repurchase program. As of March 31, 2008, the Company remained authorized to repurchase up to an additional $99.9 million of its common stock under this program.

The following schedule summarizes the status of the Company’s repurchase programs (in thousands, except per share data):

	Three Months Ended March 31,
	2008
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
January 1, 2008 – January 31, 2008	2	$17.99	2	$99,965
February 1, 2008 – February 29, 2008	2	$17.19	2	$99,928
March 1, 2008 – March 31, 2008	—	$—	—	$99,928

Total	4	$17.57	4	$99,928

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Fourth Amended and Restated Bylaws, as amended and restated as of February 21, 2008, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission on February 28, 2008 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

31.1	Certification of George Fellows pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Senior Executive Vice President and Chief Financial Officer

Date: May 1, 2008

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