Form 10-Q
period 2008-06-30
CALLAWAY GOLF CO
filed 2008-08-01
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of June 30, 2008 was 64,802,771.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, as well as accelerated depreciation in connection with the closure of the Gloversville, New York golf ball manufacturing plant, estimated unrecognized compensation expense, projected amortization expense, capital expenditures and future contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Accurately estimating the Company’s future financial performance is based upon various unknowns including consumer acceptance and demand for the Company’s products as well as future consumer discretionary purchasing activity, which can be significantly affected by unfavorable economic or market conditions. Actual results may differ materially from those estimated or anticipated as a result of these unknowns or other risks and uncertainties, including delays, difficulties, changed strategies, or unanticipated factors affecting the implementation of the Company’s gross margin improvement initiatives, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Better Game By Design—A Passion For Excellence—Apex—Ben Hogan—BH—Big Bertha—Callaway—Callaway Collection— Callaway Golf—Callaway Golf Drysport—Callaway Golf X Series—Chev—Chevron Device—Complete—Demonstrably Superior and Pleasingly Different—Dimple In Dimple—Dual Force—ERC—Explosive Distance.Amazing Soft Feel—Flying Lady—FT-i—FT-ibrid—FT-3—FT-5—FTX—Fusion—Game Series—Gems—Great Big Bertha—Heavenwood—Hogan—Hybrid 45—Hyper X—HX—HX Hot—HX Hot Bite—HX Pearl—HX Tour—I-Mix—Marksman—Molitor—Number One Putter in Golf—Odyssey—OptiFit—Rossie—S2H2—Sabertooth—SRT—SenSert—Speed Slot—Squareway—Steelhead—Strata—Stronomic—Sure-Out—TF Design—Tech Series—Top-Flite—Top Flite D2—Top-Flite XL—Tour Authentic—Tour Deep—Tour i—Tour iX—Trade In! Trade Up!—TriBall—Tru Bore—Tunite—VFT—War Bird—Warbird—White Hot—White Hot XG—White Steel—World’s Friendliest—X-18—X-20—X460—XL 5000—XL Extreme—X-Forged—X Hot—X-Series—X-Sole—X-SPANN—Xtra Traction Technology—X Tour—XTT—Xtra Width Technology—XWT.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$54,974	$49,875
Accounts receivable, net	286,990	112,064
Inventories, net	235,790	253,001
Deferred taxes	41,642	42,219
Income taxes receivable	—	9,232
Other current assets	33,308	30,190

Total current assets	652,704	496,581
Property, plant and equipment, net	134,604	128,036
Intangible assets, net	139,389	140,985
Goodwill	32,555	32,060
Deferred taxes	25,490	18,885
Other assets	42,950	40,416

	$1,027,692	$856,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$138,224	$130,410
Accrued employee compensation and benefits	34,882	44,245
Accrued warranty expense	13,342	12,386
Income taxes payable	16,879	—
Credit facilities	135,000	36,507

Total current liabilities	338,327	223,548
Long-term liabilities:
Deferred taxes	23,065	21,252
Energy derivative valuation account	19,922	19,922
Income taxes payable	13,738	13,833
Deferred compensation and other	7,641	8,200
Minority interest in consolidated subsidiary	2,546	1,978
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 66,278,525 shares and 66,281,693 shares issued at June 30, 2008 and December 31, 2007, respectively	663	663
Additional paid-in capital	103,193	111,953
Unearned compensation	(739)	(2,158)
Retained earnings	538,291	470,469
Accumulated other comprehensive income	20,256	18,904
Less: Grantor Stock Trust held at market value, 1,617,495 shares and 1,813,010 shares at June 30, 2008 and December 31, 2007, respectively	(19,135)	(31,601)
Less: Common Stock held in treasury, at cost, 1,475,754 shares and 0 shares at June 30, 2008 and December 31, 2007, respectively	(20,076)	—

Total shareholders’ equity	622,453	568,230

	$1,027,692	$856,963

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Net sales	$366,029	100%	$380,017	100%	$732,481	100%	$714,624	100%
Cost of sales	194,949	53%	204,892	54%	385,867	53%	378,778	53%

Gross profit	171,080	47%	175,125	46%	346,614	47%	335,846	47%
Operating expenses:
Selling expense	80,461	22%	80,910	21%	160,622	22%	156,201	22%
General and administrative expense	22,791	6%	24,187	6%	45,279	6%	45,745	6%
Research and development expense	7,538	2%	7,907	2%	15,462	2%	15,923	2%

Total operating expenses	110,790	30%	113,004	30%	221,363	30%	217,869	30%

Income from operations	60,290	16%	62,121	16%	125,251	17%	117,977	17%
Other expense, net	(2,600)		(1,891)		(1,905)		(3,229)

Income before income taxes	57,690	16%	60,230	16%	123,346	17%	114,748	16%
Provision for income taxes	20,583		23,591		46,573		45,273

Net income	$37,107	10%	$36,639	10%	$76,773	10%	$69,475	10%

Earnings per common share:
Basic	$0.59		$0.54		$1.21		$1.03
Diluted	$0.58		$0.53		$1.19		$1.01
Weighted-average shares outstanding:
Basic	63,180		67,970		63,538		67,623
Diluted	63,941		69,274		64,392		68,798
Dividends declared per share	$0.07		$0.07		$0.14		$0.14

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$76,773	$69,475
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,284	17,600
Deferred taxes	4,130	5,348
Non-cash share-based compensation	2,960	6,527
(Gain) loss on disposal of long-lived assets	(438)	61
Changes in assets and liabilities:
Accounts receivable, net	(175,546)	(159,505)
Inventories, net	17,490	41,514
Other assets	(5,339)	313
Accounts payable and accrued expenses	3,441	21,906
Accrued employee compensation and benefits	(9,459)	13,007
Accrued warranty expense	956	1,001
Income taxes payable	18,002	15,521
Deferred compensation	(300)	35

Net cash (used in) provided by operating activities	(48,046)	32,803

Cash flows from investing activities:
Capital expenditures	(24,213)	(18,439)
Proceeds from sales of property and equipment	15	9

Net cash used in investing activities	(24,198)	(18,430)

Cash flows from financing activities:
Issuance of Common Stock	2,767	42,108
Dividends paid, net	(4,526)	(4,757)
Acquisition of Treasury Stock	(20,076)	(28,735)
Proceeds from (payments on) credit facilities	98,441	(24,606)
Other financing activities	(34)	2,963

Net cash provided by (used in) financing activities	76,572	(13,027)

Effect of exchange rate changes on cash	771	689

Net increase in cash and cash equivalents	5,099	2,035
Cash and cash equivalents at beginning of year	49,875	46,362

Cash and cash equivalents at end of year	$54,974	$48,397

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accu- mulated Other Compre- hensive Income (Loss)	Grantor Stock Trust	Treasury Stock		Total	Compre- hensive Income (Loss)
	Shares	Amount						Shares	Amount
Balance, December 31, 2007	66,282	$663	$111,953	$(2,158)	$470,469	$18,904	$(31,601)	—	$—	$568,230
Exercise of stock options	—	—	(430)	—	—	—	1,674	—	—	1,244
Tax benefit from exercise of stock options	—	—	(602)	—	—	—	—	—	—	(602)
Compensatory stock and stock options	(3)	—	1,541	1,419	—	—	—	—	—	2,960
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(1,476)	(20,076)	(20,076)
Employee stock purchase plan	—	—	(213)	—	—	—	1,736	—	—	1,523
Cash dividends declared	—	—	—	—	(8,951)	—	—	—	—	(8,951)
Adjustment of Grantor Stock Trust shares to market value	—	—	(9,056)	—	—	—	9,056	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	1,352	—	—	—	1,352	$1,352
Net income	—	—	—	—	76,773	—	—	—	—	76,773	76,773

Balance, June 30, 2008	66,279	$663	$103,193	$(739)	$538,291	$20,256	$(19,135)	(1,476)	$(20,076)	$622,453	$78,125

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

2. Restructuring

In connection with the Company’s gross profit improvement initiatives and its actions to improve the profitability of its golf ball business, the Company has taken actions to consolidate its golf ball operations into other existing locations. As a result of these initiatives, in May 2008, the Company announced the closure of its golf ball manufacturing facility in Gloversville, New York. This closure resulted in the recognition of non-cash charges for the acceleration of depreciation on certain golf ball manufacturing equipment and cash charges related to staff reductions and facility costs. During the three and six months ended June 30, 2008, the Company recorded pre-tax charges of $3,065,000 in connection with the closure of this facility. In addition, the Company expects to incur additional charges of approximately $2,300,000 primarily related to the acceleration of depreciation of golf ball manufacturing equipment through 2009.

The activity and liability balances recorded as part of its golf ball manufacturing consolidation were as follows:

	Workforce Reductions	Facility and Other	Total
Charges to cost and expense	$1,374	$1,691	$3,065
Non-cash items	—	(1,341)	(1,341)
Cash payments	—	—	—

Restructuring payable balance, June 30, 2008	$1,374	$350	$1,724

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Inventories

Inventories are summarized below (in thousands):

	June 30, 2008	December 31, 2007
Inventories, net:
Raw materials	$79,920	$82,185
Work-in-process	891	1,932
Finished goods	154,979	168,884

	$235,790	$253,001

4. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting” and Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

recognized if it has less than 50% likelihood of being sustained. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.”

As of June 30, 2008, the liability for income taxes associated with uncertain tax benefits was $16,300,000 and could be reduced by $8,400,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments (which was recorded as a long-term income tax receivable) as well as $1,300,000 of tax benefits associated with state income taxes. The net amount of $6,600,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.

Although the timing and ultimate resolution of audits is uncertain, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the three months ended June 30, 2008 and 2007, the Company recognized approximately ($442,000) and $37,000, respectively, of interest and penalties in the provision for income taxes, and ($391,000) and $241,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, the Company had accrued $1,133,000 and $1,524,000, respectively, (before income tax benefit) for the payment of interest and penalties. The reduction in the amount of interest and penalties during the three and six months ended June 30, 2008 resulted from the settlement of tax matters before the IRS Appeals Office and the expiration of the statute of limitations for 2004 as described below.

Tax matters before the IRS Appeals Office for tax years 2001 through 2003 were settled during the quarter ended June 30, 2008. The outcome of the examination was recorded as a reduction in the balance of unrecognized tax benefits in the amount of $1,431,000 and a reduction of tax expense of $1,448,000. In addition, the federal statute of limitations for 2004 expired during the quarter ended June 30, 2008 with an insignificant effect on the balance of unrecognized tax benefits and earnings.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2004 and prior
California (U.S.)	2000 and prior
Massachusetts (U.S.)	2003 and prior
Australia	2002 and prior
Canada	2003 and prior
Japan	2003 and prior
South Korea	2002 and prior
United Kingdom	2001 and prior

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Goodwill and Intangible Assets

The Company accounts for its goodwill and other non-amortizing intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company’s goodwill and certain intangible assets are not amortized throughout the period, but are subject to an annual impairment test. Patents and other intangible assets are recorded at cost at the time of acquisition and amortized using the straight-line method over their estimated useful lives, which range over periods between 1-16 years. During the six months ended June 30, 2008 and 2007, aggregate amortization expense was approximately $1,596,000 and $1,672,000, respectively. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	June 30, 2008			December 31, 2007
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	3-16	36,459	19,697	16,762	36,459	18,288	18,171
Other	1-9	2,853	2,020	833	2,853	1,833	1,020

Total intangible assets		$161,106	$21,717	$139,389	$161,106	$20,121	$140,985

Amortization expense related to intangible assets at June 30, 2008 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2008	$1,591
2009	2,949
2010	2,838
2011	2,587
2012	2,158
2013	1,341
Thereafter	4,131

$17,595

Goodwill at June 30, 2008 was $32,555,000. Changes in goodwill during the three and six months ended June 30, 2008 were $7,000 and $495,000 respectively due to favorable foreign currency fluctuations.

6. Investments

Investment in Golf Entertainment International Limited Company

During the fourth quarter of 2006, the Company made an investment in Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. In connection with the investment, the Company acquired Preferred Shares of GEI for approximately $10,000,000. The Company accounts for this investment under the cost method in accordance with the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and reflected the balance in other long-term assets in the accompanying consolidated condensed balance sheet as of June 30, 2008.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition, the Company and GEI entered into a Preferred Partner Agreement under which the Company is granted preferred signage rights, rights as the preferred supplier of golf products used or offered for use at TopGolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in the TopGolf retail stores, access to consumer information obtained by TopGolf, and other rights incidental to those listed.

In August 2007, the Company and other GEI shareholders entered into a loan agreement with GEI to provide funding to GEI for certain capital projects as well as operational needs. In December 2007, the Company and other GEI shareholders entered into a second loan agreement with GEI to supplement GEI’s cash flows from operations as a result of the seasonal fluctuations of the business. Both loan agreements extend to all shareholders of GEI, whereby each shareholder may participate by funding up to an amount agreed upon by GEI. As of June 30, 2008, the Company funded a combined total of $3,931,000 under both loan agreements, which includes accrued interest of $728,000. The loan agreements provide for the option, at the Company’s discretion, to convert up to 100 percent of the amount drawn by GEI, including accrued interest, into convertible preferred shares. In connection with the loans, the Company has received underwriting fees and will receive annual interest at market rates on loaned amounts. The Company is conditionally committed to fund an additional $788,000 under the second loan agreement during 2008 if called upon by GEI and if not otherwise funded by other shareholders.

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

Investment in Qingdao Suntech Sporting Goods Limited Company

In October 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. Suntech is a wholly owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated condensed financial statements as of June 30, 2008 and December 31, 2007, in accordance with the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

In addition, the Company has entered into a Loan Agreement with Mauritius in order to provide working capital for Suntech. In connection with this Loan Agreement, the Company loaned Mauritius a total of $3,200,000 as of June 30, 2008.

7. Product Warranty

The Company has a stated two-year warranty policy for its golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$12,990	$14,156	$12,386	$13,364
Provision	3,460	3,541	6,495	6,631
Claims paid/costs incurred	(3,108)	(3,332)	(5,539)	(5,630)

Ending balance	$13,342	$14,365	$13,342	$14,365

8. Financing Arrangements

The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities. The Company currently expects this to continue. The Company’s primary line of credit, which is scheduled to expire on February 15, 2012, is a $250,000,000 line of credit with Bank of America, N.A., and certain other lenders party to the Company’s November 5, 2004 Amended and Restated Credit Agreement (as amended, the “Line of Credit”).

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability can be effectively limited by the financial covenants contained therein. As of June 30, 2008, the maximum amount that could be borrowed under the Line of Credit was $250,000,000, of which $135,000,000 was outstanding.

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

The Line of Credit requires the Company to meet certain financial covenants and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of June 30, 2008, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2,130,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1,023,000 as of June 30, 2008, of which $282,000 was included in prepaid and other current assets and $741,000 in other long-term assets in the accompanying consolidated condensed balance sheet.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Commitments and Contingencies

Legal Matters

In conjunction with the Company’s program of enforcing its proprietary rights, the Company has initiated or may initiate actions against alleged infringers under the intellectual property laws of various countries, including, for example, the U.S. Lanham Act, the U.S. Patent Act, and other pertinent laws. The Company is also active internationally. For example, it has worked with other golf equipment manufacturers to encourage Chinese and other foreign government officials to conduct raids of identified counterfeiters, resulting in the seizure and destruction of counterfeit golf clubs and, in some cases, criminal prosecution of the counterfeiters. Defendants in these actions may, among other things, contest the validity and/or the enforceability of some of the Company’s patents and/or trademarks. Others may assert counterclaims against the Company. Historically, these matters individually and in the aggregate have not had a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company or some other material loss to the Company. One or more of these results could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace.

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

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserted that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint, Acushnet responded that the patents at issue are invalid and not infringed by the Pro V1 family of golf balls. On November 20, 2007, the District Court granted Callaway Golf’s motion for summary judgment on a breach of contract claim, holding that Acushnet’s initiation of parallel re-examination proceedings, described below, constituted a breach of a pre-existing dispute resolution agreement with Callaway Golf. The Court also rejected various legal challenges by Acushnet as to the validity of the patents, permitting Callaway Golf’s claims against Acushnet to proceed to trial, and ruled that the issues of damages and willfulness would be decided in a second trial between the parties. On the eve of trial, Acushnet stipulated that its Pro V1 family of golf balls collectively infringe the nine claims in the four patents asserted by Callaway Golf. As a result of the Court’s rulings, and Acushnet’s concession as to infringement, only the validity of the patents was tried before a jury commencing on December 5, 2007. On December 14, 2007, after a six day trial, a unanimous jury decided that eight of the nine patent claims asserted by Callaway Golf against Acushnet are valid. The Court entered judgment in favor of Callaway Golf and against Acushnet on December 20, 2007. Callaway Golf has requested that the Court enter a permanent injunction requiring Acushnet to stop production and sale of the Pro V1 family of golf balls. Acushnet has asked the Court to enter judgment notwithstanding the verdict or, alternatively, for a new trial. Those post–trial motions are pending.

Acushnet filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the patents asserted by Callaway Golf. Although the PTO agreed the petitions for reexamination raised substantial new questions of patentability, and has issued multiple administrative decisions rejecting the claims of all four of the patents, the PTO has not made a final and binding determination as to the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

validity of any of the patents. The Company expects that some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will be affirmed by the PTO. To the extent claims previously approved are no longer allowed upon the conclusion of the reexamination process, the Company is likely to appeal such actions. The interim rulings by the PTO do not void the Court’s judgment.

On June 9, 2007, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 07-367, asserting claims against Acushnet Company for patent infringement. Callaway Golf asserts that Acushnet’s sales of numerous drivers, including but not limited to the King Cobra SS 350 Offset, SS 380, SS 427, 414 Comp, 414 Comp Tour, 454 Comp, 355 SZ Offset, 400SZ, 400 SZ Offset, 400 SZ Tour, 440SZ, 450 SZ Tour, 460SZ, M/Speed, M/Speed Women’s, F/Speed, X/Speed, XX/Speed, HS9 M, F, and X Speeds, and LD F Speed drivers, as well as the Titleist 975J, Titleist 975 L-FE, Titleist 983E, Titleist 983K, Titleist 905R, Titleist 905S and Titleist 905T drivers, infringe one or more of Callaway Golf U.S. patents (numbers 6,348,015; 6,478,692; 6,669,579; 6,685,576; and 6,949,032). Callaway Golf is seeking damages and an injunction to prevent future infringement. Acushnet has answered the complaint denying infringement of any valid patent and asserting counterclaims against Callaway Golf. Acushnet asserts that sales of Callaway Golf’s Hyper X, Hyper X Tour, FT-i, FT-5, X-460, X-460 Tour, Big Bertha Fusion FT-3, Big Bertha 460 drivers infringe one or more of three patents issued to Acushnet, namely U.S. patent numbers 6,960,142, 7,041,003, and 7,140,975. Acushnet seeks damages and an injunction as well. Callaway Golf responded to the counterclaim on August 31, 2007, denying infringement of any valid patent claim. The parties are engaged in discovery. The trial of this matter is set to commence in the District Court on May 18, 2009.

On February 27, 2007, the Company and Dailey & Associates (an advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07 CV 0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contend that Callaway Golf is required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services,” and to make contributions to the Plans based upon a percentage of that total amount. The Company is seeking a declaration that it is not required to contribute beyond the contributions already made, or alternatively, is obligated to pay nothing and is entitled to restitution for all contributions previously made to the Plans. SAG and the Plans have filed a counterclaim to compel an audit and to recover unpaid Plan contributions. SAG and the Plans also seek liquidated damages, interest, and reasonable audit and attorneys’ fees. The parties are engaged in discovery. Motions for judgment on the pleadings and to stay proceedings filed by SAG and the Plans were denied by the Court on March 26, 2008. A pretrial conference is set for December 29, 2008. No trial date has been set.

On January 16, 2008, the Company issued a notice of default to Ashworth Inc. under the parties’ May 14, 2001 License Agreement, as amended from time to time (“Agreement”). Under the Agreement, Ashworth had thirty (30) days from the date of notice in which to cure a default. Ashworth denied that any breach has occurred, and did not take the steps requested by the Company to cure. Accordingly, it is the Company’s belief that it has the right to terminate the Agreement and has communicated that assessment to Ashworth. The parties conducted a mediation of the issue on April 23, 2008, pursuant to dispute resolution procedures specified in the Agreement. The matter was not resolved at the mediation and the Company demanded binding arbitration of its right to terminate. Ashworth has stated that it believes it would have claims against the Company in the event that the Company wrongfully terminates or interferes with the Agreement. The Company is not aware of what such claims might be, but it currently is unaware of any basis for a meritorious claim against it based upon the handling of the alleged breach by Ashworth. The arbitration is set to commence on November 3, 2008.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On February 13, 2008, Ogio International Inc. filed a complaint for patent infringement against Callaway Golf in the United States District Court, for the District of Utah, Case No. 08cv116. Specifically, Ogio alleges that Callaway Golf’s sales of Warbird XTT, Warbird Hot, Terra Firma X, Terra Firma XI and Hyper-X golf bags infringe one or more claims of United States Patents numbered 6,877,604 and 7,213,705. Ogio also has stated that it may also accuse the Matrix bag, the Euro Stand Bag, and the CX Cart Bag. The complaint seeks compensatory damages and an injunction. The complaint has been served on the Company and a response is due on August 11, 2008.

On May 8, 2008, Mr. Inaba filed a suit against Callaway Golf Japan in the Osaka District Court in Japan. Mr. Inaba has alleged that certain golf balls sold by Callaway Golf Japan with a hex aerodynamic pattern infringe his Japanese utility design patent No. 3,478,303 and his Japanese design patent No. 1,300,582. Inaba is seeking damages pursuant to a royalty based on sales. The court has scheduled a hearing for September 11, 2008 and instructed Callaway Golf Japan to submit its brief for the hearing by August 31, 2008.

On May 13, 2008, Clear with Computers, LLC (“CWC”) filed a patent infringement suit against Callaway Golf Company, Callway Golf Interactive, Inc., and forty-five other defendants in the Eastern District of Texas. CWC alleges that Callaway Golf’s websites (www.callawaygolf.com, www.odysseygolf.com, www.benhogan.com, and www.topflite.com) infringe U.S. Pat. Nos. 5,615,342 and 5,367,627, relating to computer-assisted proposal generation and part sales methods. Pursuant to its complaint, CWC seeks compensatory damages and an injunction. Callaway Golf Company and Callaway Golf Interactive, Inc. have been served with the complaint and have filed their response on July 23, 2008 denying infringement of any valid patent claim.

On July 11, 2008, the Company was informed that suit was filed in the Eastern District of Texas by Nicholas Colucci, dba EZ Line Putters, asserting that the Odyssey White Hot XG No. 7, White Hot XG (Long) No. 7, Black Series i No. 7, and White Hot XG Sabertooth putters infringe U.S. Patent No. 4,962,927 and infringe the alleged trade dress of plaintiff’s EZ Line putters. The Company has not yet been served with, or responded to, the complaint.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

The Company continues to reflect on its balance sheet the derivative valuation account of $19,922,000, subject to quarterly review in accordance with applicable law and accounting regulations, including SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Enron Contract has been terminated, and as of June 30, 2008, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

Unconditional Purchase Obligations

During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of June 30, 2008, the Company has entered into many of these contractual agreements with terms ranging from one to five years. The minimum obligation that the Company is required to pay under these agreements is $118,661,000 over the next five years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of June 30, 2008 are as follows (in thousands):

2008	$67,877
2009	30,602
2010	13,349
2011	5,446
2012	1,324
2013	63
Thereafter	—

$118,661

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to GEI. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three and six months ended June 30, 2008 was not material to the Company’s financial position, results of operations or cash flows.

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

10. Share-Based Employee Compensation

As of June 30, 2008, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). From time to time, the Company grants Stock Options, Restricted Stock Awards, Restricted Stock Units and Performance Share Units under these two plans.

The table below summarizes the non-cash amounts recognized in the financial statements for the three and six months ended June 30, 2008 and 2007 for share-based compensation related to employees (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$164	$123	$334	$187
Operating expenses	1,960	1,777	3,732	3,747
Total cost of employee share-based compensation included in income, before income tax	2,124	1,900	4,066	3,934
Amount of income tax recognized in earnings	(607)	(581)	(1,118)	(1,216)

Amount charged against net income	$1,517	$1,319	$2,948	$2,718

Impact on net income per common share:
Basic	$(0.02)	$(0.02)	$(0.05)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)

In addition, during the three and six months ended June 30, 2008, the Company reversed $632,000 and $1,106,000, respectively, of compensation expense to revalue shares of Restricted Stock granted to non-employees at market value. During the three and six months ended June 30, 2007, the Company recorded expense of $1,500,000 and $2,594,000, respectively, for Restricted Stock Awards granted to non-employees.

Stock Options

The Company granted 867,000 and 889,000 shares underlying Stock Options during the six months ended June 30, 2008 and 2007, respectively, at a weighted average grant-date fair value of $3.98 and $3.89 per share, respectively. The number of shares underlying Stock Options granted during the three months ended June 30, 2008 and 2007 was nominal.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of Stock Options granted during the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007
Dividend yield	1.9%	2.0%
Expected volatility	35.4%	37.4%
Risk free interest rate	2.6%	4.8%
Expected life	4.1 years	3.0 years

Restricted Stock, Restricted Stock Units and Performance Share Units

The Company granted 253,000 and 254,000 shares underlying Restricted Stock Units during the six months ended June 30, 2008 and 2007, respectively, at a weighed average grant-date fair value of $14.72 and $14.71, respectively. The number of shares underlying Restricted Stock Units granted during the three months ended June 30, 2008 and 2007 was nominal. There were no Restricted Stock Awards or Performance Share Units granted during the three and six months ended June 30, 2008 and 2007. At June 30, 2008, the Company had $7,930,000 of total unrecognized compensation expense related to non-vested shares granted to both employees and non-employees under the Company’s share-based payment plans, of which $7,596,000 relates to Restricted Stock Awards and Restricted Stock Units and $334,000 relates to Performance Share Units. That cost is expected to be recognized over a weighted-average period of 1.3 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its Statement of Operations due to the application of forfeiture rates as well as the uncertainty regarding the Company’s ability to meet certain performance requirements on Performance Share Units.

11. Earnings per Share

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three and six months ended June 30, 2008 and 2007 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	63,180	67,970	63,538	67,623
Dilutive securities	761	1,304	854	1,175

Weighted-average shares outstanding—Diluted	63,941	69,274	64,392	68,798

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended June 30, 2008 and 2007, options outstanding totaling 5,705,000 and 2,684,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive. For the six months ended June 30, 2008 and 2007, options outstanding totaling 4,889,000 and 3,187,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of January 1, 2008. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	June 30, 2008		December 31, 2007
	Carrying Value	Unobservable market based inputs (Level 2)	Carrying Value	Unobservable market based inputs (Level 2)
Derivative instruments—asset position	1,810	1,810	—	—
Derivative instruments—liability position	263	263	421	421
Deferred compensation plan	8,643	8,643	9,103	9,103

The fair value of the Company’s foreign currency exchange contracts and deferred compensation plan assets is determined based on pricing models using current market rates. All derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations.

13. Derivatives and Hedging

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

Foreign Currency Exchange Contracts

The Company from time to time enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated intercompany sales of inventory denominated in foreign currencies, payments due on intercompany transactions from certain wholly-owned foreign subsidiaries, and anticipated sales by the Company’s wholly-owned European subsidiary for certain Euro denominated

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

transactions. Hedged transactions are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars and Australian Dollars. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements which may include derivatives that do not meet the criteria for hedge accounting. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within twelve months from their inception.

At June 30, 2008 and 2007, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $135,940,000 and $103,423,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. At June 30, 2008, the fair values of foreign currency-related derivatives were recorded as current assets of $1,810,000 and current liabilities of $263,000. The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus generally offset these gains and losses. During the three months ended June 30, 2008 and 2007, the Company recorded net gains of $3,306,000 and net losses of $1,821,000, respectively, due to net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting. These net gains and losses were offset by net foreign currency transaction losses of $4,993,000 and net gains of $1,451,000 during the three months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, the Company recorded net losses of $1,242,000 and $2,595,000, respectively, due to net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting. These net losses were offset by net foreign currency transaction gains of $1,081,000 and $2,117,000 during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and 2007, there were no foreign exchange contracts designated as cash flow hedges.

14. Segment Information

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales
Golf clubs(1)	$291,794	$307,602	$599,813	$588,661
Golf balls(1)	74,235	72,415	132,668	125,963

	$366,029	$380,017	$732,481	$714,624

Income before provision for income taxes
Golf clubs(1)	$67,167	$73,702	$143,366	$139,045
Golf balls(1)	8,257	5,751	12,702	11,479
Reconciling items(2)	(17,734)	(19,223)	(32,722)	(35,776)

	$57,690	$60,230	$123,346	$114,748

Additions to long-lived assets
Golf clubs	$11,235	$7,825	$19,481	$14,370
Golf balls	1,707	1,759	4,732	3,107

	$12,942	$9,584	$24,213	$17,477

(1)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the three and six months ended June 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the three and six months ended June 30, 2007, these sales were included in accessories and other.
(2)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

15. Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. SFAS No. 161 retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on the Condensed Consolidated Financial Statements of the Company.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 is effective for interim periods beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on the Condensed Consolidated Financial Statements of the Company.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations (a revision of Statement No. 141)” (“SFAS No. 141R”). SFAS No. 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. SFAS No. 141R retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. SFAS No. 141R expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS No. 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. SFAS No. 141R is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 141R will have on the Condensed Consolidated Financial Statements of the Company.

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

The Company has two operating segments that are organized on the basis of products, which are segregated between golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls. As discussed above in Note 14 to the Company’s consolidated condensed financial statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability. While the Company’s golf clubs segment has been profitable, the Company’s golf balls segment has historically reported annual operating losses for all periods until 2007. The Company’s golf balls segment results of operations have improved significantly from a loss of $52.7 million in 2003 (including charges of $24.1 million for Top-Flite integration initiatives) to profitability of $0.9 million in 2007 (including charges of $0.3 million and $3.2 million related to the 2005 restructuring initiatives and the gross margin improvement initiatives, respectively). The Company is continuing to take actions to improve the profitability of its golf ball business, including the consolidation of its golf ball production operations into other existing locations. As a result of this consolidation, the Company announced the closure of its ball manufacturing facility in Gloversville, New York in May of 2008.

In most of the Company’s key markets, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s business is therefore also subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second quarter sales are also significantly affected by the amount of re-order business of the products sold during the first quarter. The Company’s third quarter sales are generally dependent on re-order business but are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key markets. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions. In general, however, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability generally occurs during the first half of the year.

Three-Month Periods Ended June 30, 2008 and 2007

Net sales decreased $14.0 million (4%) to $366.0 million for the three months ended June 30, 2008 compared to $380.0 million for the same period in the prior year. This decrease in net sales is primarily due to the earlier timing of product introductions in 2008, which resulted in more sell-in revenue recognized during the first quarter of 2008 and less sell-in revenue recognized during the second quarter of 2008, compared to the prior year. Additionally, there was a decline in sales in the U.S. as a result of reduced demand caused by a less favorable economic environment during the current year. The Company’s net sales by operating segment is set forth below (dollars in millions):

	Three Months Ended June 30,		Growth (Decline)
	2008	2007(1)	Dollars	Percent
Net sales
Golf clubs	$291.8	$307.6	$(15.8)	(5)%
Golf balls	74.2	72.4	1.8	2%

	$366.0	$380.0	$(14.0)	(4)%

(1)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the three and six months ended June 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the three and six months ended June 30, 2007, these sales were included in accessories and other.

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2008	2007	Dollars	Percent
Net sales:
United States	$176.1	$204.4	$(28.3)	(14)%
Europe	71.8	70.3	1.5	2%
Japan	46.5	33.8	12.7	38%
Rest of Asia	22.1	25.6	(3.5)	(14)%
Other Countries	49.5	45.9	3.6	8%

	$366.0	$380.0	$(14.0)	4%

Net sales in the United States decreased $28.3 million (14%) to $176.1 million during the second quarter of 2008 compared to the same period in the prior year. This decline was primarily due to the earlier timing of product introductions in 2008, which resulted in more sell-in revenue recognized during the first quarter of 2008 and less sell-in revenue recognized during the second quarter of 2008, compared to the prior year. In addition, net sales in the United States were negatively affected by reduced demand caused by a less favorable economic environment in the United States in the current year. The Company’s sales in regions outside of the United States increased $14.3 million (14%) to $189.9 million during the second quarter of 2008 compared to the same quarter in 2007. This increase in international net sales is primarily attributable to increases of $12.7 million and $3.6 million in Japan and Other Countries, respectively, primarily due to strong demand for the Company’s new products launched in those regions as well as $9.0 million of net favorable changes in foreign currency rates. These favorable fluctuations in foreign currency rates were partially offset by price reductions taken during the period in response to the weakened U.S. dollar.

For the second quarter of 2008, gross profit decreased $4.0 million to $171.1 million from $175.1 million in the second quarter of 2007. Gross profit as a percentage of net sales improved to 47% in the second quarter of 2008 compared to 46% for the comparable period in 2007. Gross margins were positively affected by a decrease in golf ball manufacturing costs due to the absorption of fixed costs on higher golf ball production volumes during the current quarter as well as reductions in golf club component costs as a result of the Company’s gross margin improvement initiatives. Additionally, gross margins were positively affected by changes in foreign currency rates during the quarter. These increases were partially offset by an unfavorable shift in product mix from higher margin woods and putter products to lower margin accessories and other products. See “Segment Profitability” below for further discussion of gross margins. Gross profit for the second quarter of 2008 was negatively affected by charges of $4.7 million related to the Company’s gross margin improvement initiatives compared to $2.0 million for the comparable period in 2007. The increase in gross margin initiatives charges during the second quarter of 2008 is primarily due to costs associated with the consolidation of the Company’s golf ball production operations into other existing locations, which resulted in the closure of the Company’s golf ball manufacturing facility in Gloversville, New York during the current quarter.

Selling expenses decreased $0.4 million (1%) to $80.5 million in the second quarter of 2008 compared to $80.9 million in the comparable period of 2007. As a percentage of sales, selling expenses increased to 22% in the second quarter of 2008 compared to 21% in the second quarter of 2007. The dollar decrease in selling expense was primarily due to a decrease in share-based compensation expense related to non-employees as well as a decrease in advertising and promotional activities, partially offset by an increase in consulting expense in the second quarter of 2008 compared to the second quarter of 2007. In addition, the Company’s selling expenses were unfavorably impacted by changes in foreign exchange rates on non-U.S. selling expenses.

General and administrative expenses decreased $1.4 million (6%) to $22.8 million in the second quarter of 2008 compared to $24.2 million in the same period of 2007. As a percentage of sales, general and administrative expenses remained consistent at 6% in the second quarter of 2008 and 2007. The dollar decrease was primarily due to a decrease of $1.2 million in corporate legal expense associated with intellectual property rights litigation as well as a decrease of $0.6 million in professional fees. These decreases were partially offset by an increase of $1.1 million in employee costs.

Research and development expenses decreased $0.4 million (5%) to $7.5 million in the second quarter of 2008 compared to $7.9 million in the comparable period of 2007. As a percentage of sales, research and development expenses remained consistent at 2% for the second quarter of 2008 and 2007.

Other expense declined by $0.7 million in the second quarter of 2008 to $2.6 million compared to $1.9 million in the comparable period of 2007. This decline is primarily attributable to a decrease of $1.3 million in net foreign currency transactional gains partially offset by an increase of $0.5 million in interest earned on a loan receivable from Golf Entertainment International Limited. See Note 6 to the Consolidated Condensed Financial Statements—“Investments” in this Form 10Q.

Net income for the second quarter of 2008 improved 1% to $37.1 million from net income of $36.6 million in the comparable period of 2007. Diluted earnings per share improved to $0.58 per share (based on 63.9 million shares outstanding) in the second quarter of 2008 compared to diluted earnings of $0.53 per share (based on 69.3 million shares outstanding) in the second quarter of 2007. Net income and earnings per share were favorably impacted during the second quarter of 2008 by a reduction in unrecognized tax benefits of $1.4 million ($0.02 per share) as a result of the settlement of tax matters before the IRS Appeals Office, and negatively impacted by after-tax charges of $3.0 million ($0.05 per share) and $1.2 million ($0.02 per share) during the second quarter of 2008 and 2007, respectively, related to costs associated with the Company’s gross margin improvement initiatives.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended June 30, 2008 and 2007

Golf Clubs Segment

Net sales information by product category is summarized as follows (in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2008	2007(1)	Dollars	Percent
Net sales:
Woods	$86.0	$113.2	$(27.2)	(24)%
Irons	100.0	97.0	3.0	3%
Putters	32.9	37.7	(4.8)	(13)%
Accessories and other	72.8	59.7	13.1	22%

	$291.8	$307.6	$(15.9)	(5)%

(1)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the three months ended June 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the three months ended June 30, 2007, these sales were included in accessories and other.

The $27.2 million (24%) decrease in net sales of woods to $86.0 million for the quarter ended June 30, 2008 is primarily attributable to decreases in sales volume and average selling prices in the second quarter of 2008 compared to the same period in the prior year. The decrease in sales volume was due to a decline in sales of the Company’s older more premium FT-5 and FT-i multi-material drivers as well as the Big Bertha 460 titanium drivers and fairway woods which were in the second year of their product lifecycles. In addition, sales volumes were affected by the timing of prior year driver product launches resulting in less product sell-in during the second quarter of 2008, compared to the same period in the prior year. The decrease in average selling prices was driven by a less extensive line of drivers launched during 2008 compared to 2007. This expected decrease in new driver introductions contributed to a reduction in the overall average selling prices within the woods category, as drivers, particularly premium Fusion Technology drivers, carry a higher sales price than fairway woods and hybrids. In addition, average selling prices were negatively affected by price reductions taken on older woods products, primarily on Big Bertha 460 titanium drivers during the first quarter of 2008 and X fairway woods during the second quarter of 2008.

The $3.0 million (3%) increase in net sales of irons to $100.0 million for the quarter ended June 30, 2008 resulted from an increase in average selling prices partially offset by a decrease in sales volume in the second quarter of 2008 compared to the same period in the prior year. The increase in average selling prices is primarily due to a favorable shift in irons product mix as a result of the current year introduction of higher priced premium Fusion Technology irons, which carry higher average selling prices than the X-20 and X-Forged irons, launched in the prior year. As an offsetting factor, average selling prices were negatively affected by a price reduction taken during the second quarter of 2008 on older irons products, primarily on X-18 irons. The decrease in sales volume was primarily due to an anticipated decline in sales of the X-20 and X-Forged irons, which were launched during the first quarter of 2007, partially offset by an increase in sales volume of Big Bertha and Fusion Technology irons, launched in the current year.

The $4.8 million (13%) decrease in net sales of putters to $32.9 million for the quarter ended June 30, 2008 resulted from a decrease in sales volume partially offset by an increase in average selling prices. This decrease in putter sales is primarily attributable to decreases of the Company’s older White Hot XG putter lines, which are in the second and third years of their product lifecycles as well as a decrease of the older generation Black Series putter line, which was in the second year of its product lifecycle. This decrease was partially offset by an increase in sales of White Hot Tour and the White Hot XG Sabertooth putters, which were introduced during the first half of 2008, in addition to continued favorable consumer acceptance of the Company’s Divine line of putters, which was in the second year of its product lifecycle.

The $13.1 million (22%) increase in sales of accessories and other products to $72.8 million is primarily attributable to an increase in sales of the new Callaway Golf packaged junior golf club sets and the Top-Flite packaged recreational sets, which were both launched during the first quarter of 2008, an increase in sales of golf gloves and an increase in sales of the Callaway Golf Collection line of accessories, primarily in Japan.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2008	2007(1)	Dollars	Percent
Net sales:
Golf balls	$74.2	$72.4	$1.8	2%

(1)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the three months ended June 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the three months ended June 30, 2007, these sales were included in accessories and other.

The $1.8 million (2%) increase in net sales of golf balls to $74.2 million for the quarter ended June 30, 2008 was due to a $3.5 million increase Callaway Golf ball sales, partially offset by a decrease of $1.5 million in sales of Top-Flite golf balls. The increase in Callaway Golf ball sales is due to an increase in average selling prices partially offset by a decrease in sales volume. The increase in average selling prices is due to a favorable shift in product mix as a result of the current year introduction of the premium HX Tour i and Tour ix golf balls, which have higher average selling prices than the Big Bertha and HX Hot golf ball models launched during the same period in the prior year. The decrease in sales volume is due to a decrease in sales of the Company’s older generation HX golf ball models which are in the second and third years of their product lifecycles. The decrease in Top-Flite golf ball sales is primarily due to a decrease in sales volume partially offset by a slight increase in average selling prices. The decrease in sales volumes was largely due to a reduction in sales of the older generation XL golf ball models partially offset by sales of the new Gamer and Freak golf ball models, which were introduced during the first quarter of 2008. The slight increase in average selling prices was primarily driven by a shift in product mix with the introduction of the Gamer and Freak golf balls during the first quarter of 2008, which have higher average selling prices than the D2 and XL golf ball models, launched during the same period in the prior year. Additionally, overall sales volume of golf balls was adversely affected by a net decline in golf rounds played in the U.S. during the second quarter of 2008.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,				Growth (Decline)
	2008		2007(2)		Dollars	Percent
Income before provision for income taxes
Golf clubs	$67.2		$73.7		$(6.5)	(9)%
Golf balls	8.3		5.8		2.5	43%

	$75.5	(1)	$79.5	(1)	$(4.0)	(5)%

(1)	Amounts shown are before the deduction of corporate general and administration expenses and other income (expenses) of $17.8 million and $19.3 million for the three months ended June 30, 2008 and 2007, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 14 to the Consolidated Condensed Financial Statements— “Segment Information” in this Form 10-Q.

(2)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the three and six months ended June 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the three and six months ended June 30, 2007, these sales were included in accessories and other.

Pre-tax income in the Company’s golf clubs operating segment declined to $67.2 million for the quarter ended June 30, 2008 from $73.7 million for the comparable period in the prior year. This decrease in the golf clubs operating segment pre-tax income is primarily attributable to a decline in net sales as discussed above partially offset by a slight improvement in gross margin and operating expenses. The improvement in gross margin is primarily due to cost reductions on club components partially offset by a less favorable club product mix during the second quarter of 2008 compared to the second quarter of 2007. This unfavorable shift in product mix is due in part to an overall increase in sales of titanium driver products during the second quarter in 2008, which generally carry lower margins than the Fusion Technology drivers introduced in 2007, as well as an increase in sales of accessories and other products, which generally carry lower margins compared to club products. This unfavorable shift in product mix was partially offset by the current year launch of higher margin fairway woods and X-Forged wedges. The decrease in operating expenses is primarily due to a decrease in share-based compensation expense related to non-employees as well as a decrease in advertising and other promotional expenses during the second quarter of 2008 compared to the same period in 2007.

Pre-tax income in the Company’s golf balls operating segment improved to $8.3 million for the quarter ended June 30, 2008 from $5.8 million for the comparable period in the prior year. The increase in the golf balls operating segment pre-tax income is primarily due to an increase in net sales as discussed above combined with an improvement in gross margins, resulting primarily from improved ball manufacturing efficiencies.

The Company has been actively implementing the gross margin improvement initiatives, which were announced during the fourth quarter of 2006. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed charges of $1.4 million and $3.4 million, respectively, during the second quarter of 2008 and $1.1 million and $0.9 million, respectively, during the comparable period in 2007.

Six-Month Periods Ended June 30, 2008 and 2007

Net sales increased $17.9 million (3%) to $732.5 million for the six months ended June 30, 2008 compared to $714.6 million for the comparable period in the prior year. The overall increase in net sales is primarily due to strong international sales as a result of strong demand for the Company’s current year products as well as favorable changes in foreign currency rates. This increase was partially offset by a decline in net sales in the United States primarily due to reduced demand caused by a less favorable economic environment in the current year. The Company’s net sales by operating segment is set forth below (dollars in millions):

	Six Months Ended June 30,		Growth (Decline)
	2008	2007(1)	Dollars	Percent
Net sales
Golf clubs	$599.8	$588.6	$11.2	2%
Golf balls	132.7	126.0	6.7	5%

	$732.5	$714.6	$17.9	3%

(1)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the six months ended June 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the six months ended June 30, 2007, these sales were included in accessories and other.

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2008	2007	Dollars	Percent
Net sales:
United States	$360.5	$388.2	$(27.7)	(7)%
Europe	137.9	126.3	11.6	9%
Japan	99.9	71.8	28.1	39%
Rest of Asia	48.5	48.5	—	0%
Other Countries	85.7	79.8	5.9	7%

	$732.5	$714.6	$17.9	3%

Net sales in the United States decreased $27.7 million (7%) to $360.5 million during the first half of 2008 compared to the same period in the prior year. This decline was primarily due to reduced demand caused by a less favorable economic environment in the United States in the current year. The Company’s sales in regions outside of the United States increased $45.6 million (14%) to $372.0 million during the first half of 2008 compared to the same period in 2007. This increase in international net sales is primarily attributable to increases of $28.1 million, $11.6 million and $5.9 million in Japan, Europe and Other Countries, respectively, primarily due to strong demand for the Company’s new products launched in those regions as well as $20.5 million of net favorable changes in foreign currency rates primarily in Japan and Other Countries. The favorable fluctuations in foreign currency rates were partially offset by price reductions taken during the period in response to the weakened U.S. dollar.

For the six months ended June 30, 2008, gross profit increased $10.8 million to $346.6 million from $335.8 million in the comparable period of 2007. Gross profit as a percentage of net sales remained consistent at 47% in both the six months ended June 30, 2008 and 2007. Gross margins were positively affected by reductions in golf club component costs as a result of the Company’s gross margin improvement initiatives. Additionally, gross margins were positively affected by favorable changes in foreign currency rates during the six months ended June 30, 2008. These increases were partially offset by an unfavorable shift in product mix from higher margin woods products to lower margin accessories and other products. See “Segment Profitability” below for further discussion of gross margins. Gross profit for the six months ended June 30, 2008 was negatively affected by charges of $5.8 million related to the Company’s gross margin improvement initiatives compared to $3.4 million for the comparable period in 2007. The increase in gross margin improvement charges during the six months ended June 30, 2008 is primarily due to costs associated with the consolidation of golf ball production operations into other existing locations, which resulted in the closure of the Company’s golf ball manufacturing facility in Gloversville, New York during the first half of 2008.

Selling expenses increased $4.4 million (3%) to $160.6 million in the six months ended June 30, 2008 compared to $156.2 million in the comparable period of 2007. As a percentage of sales, selling expenses remained consistent at 22% during the six months ended June 30, 2008 and 2007. The dollar increase in selling expense was primarily due to increases of $3.1 million in employee costs, $1.6 million in consulting costs, $1.3 million in travel and entertainment and $1.1 million in depreciation expense as a result of the current year acquisition of displays and shelving fixtures. These increases were partially offset by a $3.7 million decrease in share-based compensation expense related to non-employees. Additionally, the Company’s selling expenses were unfavorably impacted by changes in foreign exchange rates on non-U.S. selling expenses.

General and administrative expenses decreased $0.4 million (1%) to $45.3 million in the six months ended June 30, 2008 compared to $45.7 million in the comparable period of 2007. As a percentage of sales, general and administrative expenses remained consistent at 6% in the six months ended June 30, 2008 and 2007. The dollar decrease was primarily due to a $1.3 million decrease in legal expenses associated with intellectual property rights litigation, partially offset by an increase in employee costs.

Research and development expenses decreased $0.4 million (3%) to $15.5 million in the six months ended June 30, 2008 compared to $15.9 million in the comparable period of 2007. As a percentage of sales, research and development expenses remained consistent at 2% for the six months ended June 30, 2008 and 2007.

Other expense improved by $1.3 million in the six months ended June 30, 2008 to $1.9 million compared to $3.2 million in the comparable period of 2007. This improvement is primarily attributable to an increase of $0.9 million in interest earned on a loan receivable from Golf Entertainment International Limited (see Note 6 to the Consolidated Condensed Financial Statements—“Investments” in this Form 10Q) combined with a $0.9 million decrease in interest expense as a result of a decline in interest rates.

Net income for the six months ended June 30, 2008 improved 11% to $76.8 million from net income of $69.5 million in the comparable period of 2007. Diluted earnings per share improved to $1.19 per share (based on 64.4 million shares outstanding) in the six months ended June 30, 2008 compared to diluted earnings of $1.01 per share (based on 68.8 million shares outstanding) in the comparable period of 2007. Net income and earnings per share were favorably impacted during the six months ended June 30, 2008 by a reduction in unrecognized tax benefits of $1.4 million ($0.02 per share) as a result of the settlement of tax matters before the IRS Appeals Office, and negatively impacted by after-tax charges of $3.6 million ($0.06 per share) and $2.0 million ($0.03 per share) during the six months ended June 30, 2008 and 2007, respectively, related to costs associated with the Company’s gross margin improvement initiatives.

Golf Clubs and Golf Balls Segments Results for the Six Months Ended June 30, 2008 and 2007

Golf Clubs Segment

Net sales information by product category is summarized as follows (in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2008	2007(1)	Dollars	Percent
Net sales:
Woods	$202.5	$216.3	$(13.8)	(6)%
Irons	196.5	197.1	(0.6)	(0)%
Putters	67.5	66.7	0.8	1%
Accessories and other	133.3	108.5	24.8	23%

	$599.8	$588.6	$11.2	2%

(1)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the six months ended June 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the three and six months ended June 30, 2007, these sales were included in accessories and other.

The $13.8 million (6%) decrease in net sales of woods to $202.5 million for the six months ended June 30, 2008 is primarily attributable to a decrease in average selling prices partially offset by an increase in sales volume in the first half of 2008 compared to the same period in the prior year. In 2007, the Company launched a more extensive line of drivers relative to 2008. This expected decrease in new driver introductions contributed to a reduction in overall average selling prices within the woods category, as drivers, particularly premium Fusion Technology drivers, carry a higher sales price than fairway woods and hybrids. In addition, average selling prices were negatively affected during the six months ended June 30, 2008 by price reductions on older woods products, primarily on Big Bertha 460 titanium drivers and X fairway woods. The increase in sales volume was due to an increase in sales of fairway woods as a result an increase in the number of fairway woods models offered during the first half of 2008 compared to the same period in 2007.

The $0.6 million decrease in net sales of irons to $196.5 million for the six months ended June 30, 2008 resulted from a decrease in sales volume partially offset by an increase in average selling prices in the first half of 2008 compared to the same period in the prior year. The decrease in sales volume was primarily due to an anticipated decline in sales of the X-20 and X-Forged irons, which were launched during the first quarter of 2007. These decreases were partially offset by an increase in sales volume of the current year Fusion Technology irons and X-Forged series wedges. The increase in average selling prices is primarily due to a favorable shift in product mix as a result of the current year introduction of premium Fusion Technology irons and X-Forged Series wedges, which carry higher average sales prices than the X-20 and X-Forged irons, launched in the prior year. In addition, average selling prices were negatively affected by a price reduction taken during the second quarter of 2008 on older irons products, primarily on X-18 irons.

The $0.8 million (1%) increase in net sales of putters to $67.5 million for the six months ended June 30, 2008 resulted from an increase in average selling prices partially offset by a decrease in sales volumes during the first half of 2008 compared to the same period in the prior year. This increase in putter sales is primarily attributable to the Black Series and White Hot Tour putter product lines, which were introduced during the first half of 2008, combined with continued favorable consumer acceptance of the Company’s White Hot XG and Divine putter lines, which were in the second year of their product lifecycles. This increase was partially offset by a decrease in sales of the Company’s older White Steel series putter models.

The $24.8 million (23%) increase in sales of accessories and other products to $133.3 million is primarily attributable to an increase in net sales of the new Callaway Golf packaged junior golf club sets and the Top-Flite packaged recreational sets, which were both launched during the first six months of 2008 as well as increases in sales of golf gloves, golf apparel and the Callaway Golf Collection line of accessories, primarily in Japan.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2008	2007(1)	Dollars	Percent
Net sales:
Golf balls	$132.7	$126.0	$6.7	5%

(1)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the six months ended June 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the six months ended June 30, 2007, these sales were included in accessories and other.

The $6.7 million (5%) increase in net sales of golf balls to $132.7 million for the six months ended June 30, 2008 was due to a $9.2 million increase in Callaway Golf ball sales, partially offset by a decrease of $2.0 million in sales of Top-Flite golf balls. The increase in Callaway Golf ball sales is due to an increase in average selling prices as well as an increase in sales volume. The increase in average selling prices and sales volume is primarily due to favorable consumer acceptance of the current year premium HX Tour i and Tour ix series golf balls, which have higher average selling prices than the Big Bertha and HX Hot golf ball models launched during the same period in the prior year. The decrease in Top-Flite golf ball sales is primarily due to a decrease in sales volume partially offset by a slight increase in average selling prices. The decrease in sales volumes was largely due to a reduction in sales of the older generation XL golf ball models as well as the D2 golf balls, which are in the second year of their product lifecycles. This decrease is partially offset by an increase in sales volume of the new Gamer and Freak golf ball models, which were introduced during the first half of 2008. The slight increase in average selling prices was primarily driven by a slight shift in product mix due to sales of the new Gamer and Freak golf balls, which have higher average selling prices than the D2 and XL golf ball models. Additionally, overall sales volume of golf balls was adversely affected by a net decline in golf rounds played in the U.S. during the first half of 2008 compared to the same period of the prior year.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,				Growth (Decline)
	2008		2007(2)		Dollars	Percent
Income before provision for income taxes
Golf clubs	$143.4		$139.0		$4.4	3%
Golf balls	12.7		11.5		1.2	10%

	$156.1	(1)	$150.5	(1)	$5.6	4%

(1)	Amounts shown are before the deduction of corporate general and administration expenses and other income (expenses) of $32.7 million and $35.8 million for the six months ended June 30, 2008 and 2007, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 14 to the Consolidated Condensed Financial Statements— “Segment Information” in this Form 10-Q.
(2)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the six months ended June 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the six months ended June 30, 2007, these sales were included in accessories and other.

Pre-tax income in the Company’s golf clubs operating segment improved to $143.4 million for the six months ended June 30, 2008 from $139.0 million for the comparable period in the prior year. The increase in the golf clubs operating segment pre-tax income is primarily attributable to improved net sales as discussed above combined with a slight improvement in gross margin. This improvement in gross margin is primarily due to cost reductions on club components as a result of the gross margin improvement initiatives partially offset by a less favorable club product mix during the first half of 2008 compared to the first half of 2007. This unfavorable shift in product mix is due in part to an overall increase in sales of titanium driver products during the first half of 2008, which generally carry lower margins than the Fusion Technology drivers introduced in 2007, as well as an increase in sales of accessories and other products, which generally carry lower margins compared to club products. In addition, operating expenses increased as a result of increases in employee costs and consulting expenses during the first half of 2008 compared to the same time period in 2007, partially offset by a decrease in share-based compensation expense related to non-employees.

Pre-tax income in the Company’s golf balls operating segment increased to $12.7 million for the six months ended June 30, 2008 from $11.5 million for the comparable period in the prior year. The increase in the golf balls operating segment pre-tax income is primarily due to an increase in net sales as discussed above combined with a slight improvement in gross margins. This improvement was primarily due to a favorable shift in product mix as a result of the higher margin HX Hot Bite golf balls launched during the first half of 2008 compared to lower margin HX Hot golf balls launched during the same time period in 2007.

The Company has been actively implementing the gross margin improvement initiatives, which were announced during the fourth quarter of 2006. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed charges of $2.2 million and $3.7 million, respectively, during the six months ended June 30, 2008 and $1.8 million and $1.6 million, respectively, during the comparable period in 2007.

Financial Condition

The Company’s cash and cash equivalents increased $5.1 million (10%) to $55.0 million at June 30, 2008, from $49.9 million at December 31, 2007. Although cash and cash equivalents increased during the six months ended June 30, 2008, the Company used proceeds from its credit facilities of approximately $98.4 million to fund cash used in operating activities of $48.9 million, purchase $24.2 million in capital projects and repurchase $20.1 million of Company stock. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facilities, as deemed necessary.

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections. As of June 30, 2008, the Company’s net accounts receivable increased $174.9 million to $287.0 million from $112.1 million as of December 31, 2007. The increase in accounts receivable reflects the seasonality of the Company’s business and is primarily attributable to net sales of $366.0 million during the second quarter of 2008 compared to net sales of $174.4 million during the fourth quarter of 2007. The Company’s net accounts receivable increased $5.5 million as of June 30, 2008 compared to the Company’s net accounts receivable as of June 30, 2007. This increase is primarily due to slightly longer standard payment terms for the Company’s off-course retailers in connection with the current year sales programs.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s net inventory decreased $17.2 million to $235.8 million as of June 30, 2008 compared to $253.0 million as of December 31, 2007. This decrease is consistent with the seasonality of the Company’s business, as the Company generally completes its initial sell in to its retailers during the first half of the year. The Company’s net inventory increased $10.0 million as of June 30, 2008 compared to the Company’s net inventory as of June 30, 2007. This increase in inventory is to support higher 2008 sales volumes compared to the prior year. As a percent of trailing twelve month sales, inventory has improved slightly period over period.

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

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability can be effectively limited by the financial covenants contained therein. As of June 30, 2008, the maximum amount that could be borrowed under the Line of Credit was $250.0 million, of which $135.0 million was outstanding.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 10.0 to 25.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters earnings, before interest, income taxes, depreciation and amortization, as well as other non-cash expense and income items (EBITDA) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

The Line of Credit requires the Company to meet certain financial covenants and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of June 30, 2008, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with amendments to the Line of Credit, were $2.1 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1.0 million as of June 30, 2008, of which $0.3 million was included in prepaid and other current assets and $0.7 million in other long-term assets in the accompanying consolidated balance sheet.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash and contractual obligations as of June 30, 2008 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Line of credit	$135.0	$135.0	$—	$—	$—
Operating leases(1)	37.6	10.6	14.3	6.6	6.1
Unconditional purchase obligations(2)	118.7	67.9	49.4	1.3	0.1
Deferred compensation(3)	7.6	0.5	0.5	0.4	6.2
Investment commitments(4)	0.8	0.8	—	—	—
Uncertain income tax contingencies(5)	14.3	1.0	6.0	4.8	2.5

Total(6)	$314.0	$215.8	$70.2	$13.1	$14.9

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
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

(3)	The Company has an unfunded, non-qualified deferred compensation plan. The deferred compensation plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $8.6 million at June 30, 2008.
(4)	This amount is in connection with the Company’s investment in Golf Entertainment International Limited Company. See Note 6 to the Consolidated Financial Statements—“Investments” in this Form 10-Q.
(5)	Amount represents total uncertain income tax positions related to the adoption FIN 48, which is comprised of a short-term income tax payable of $1.5 million and a long-term income tax payable of $12.8 million. For further discussion see Note 4 to the Consolidated Condensed Financial Statements—“Income Taxes” in this Form 10-Q.
(6)	During the third quarter of 2001, the Company entered into a derivative commodity instrument to manage electricity costs in the volatile California energy market. The contract was originally effective through May 2006. During the fourth quarter of 2001, the Company notified the energy supplier that, among other things, the energy supplier was in default of the energy supply contract and that based upon such default, and for other reasons, the Company was terminating the energy supply contract. The Company continues to reflect the $19.9 million derivative valuation account on its balance sheet, subject to periodic review, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The $19.9 million represents unrealized losses resulting from changes in the estimated fair value of the contract and does not represent contractual cash obligations. The Company believes the energy supply contract has been terminated, and therefore, the Company does not have any further cash obligations under the contract. Accordingly, the energy derivative valuation account is not included in the table. There can be no assurance, however, that a party will not assert a future claim against the Company or that a bankruptcy court or arbitrator will not ultimately nullify the Company’s termination of the contract. No provision has been made for contingencies or obligations, if any, under the contract beyond November 2001. For further discussion, see Note 9 to the Company’s Consolidated Condensed Financial Statements—“Supply of Electricity and Energy Contracts.”

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to Golf Entertainment International Limited (“GEI”). The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended June 30, 2008 was not material to the Company’s financial position, results of operations or cash flows.

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

Off-Balance-Sheet Arrangements

In connection with the Company’s investment in GEI, (see Note 6 to the Consolidated Condensed Financial Statements—“Investments” in this Form 10-Q), in February 2008, the Company and another GEI shareholder entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8.0 million for a loan that was issued to a subsidiary of GEI. The Company is currently responsible for $5.5 million of the total guaranteed amount. This letter of credit will expire one year from the date of issuance.

In addition, at June 30, 2008, the Company had total outstanding commitments on non-cancelable operating leases of approximately $37.0 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 10 years expiring at various dates through November 2017, with options to renew at varying terms.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2007.

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

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to foreign currency exchange rate risks (see Note 13 to the Company’s Consolidated Condensed Financial Statements) that could impact the Company’s results of operations. The Company’s risk management strategy includes the use of derivative financial instruments, including forwards and purchase options, to hedge certain of these exposures. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company does not enter into any trading or speculative positions with regard to foreign currency related derivative instruments.

The Company is exposed to foreign currency exchange rate risk inherent primarily in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. The Company transacts business in 12 currencies worldwide, of which the most significant to its operations are the European currencies, Japanese Yen, Canadian Dollar, and Australian Dollar. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.

The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exc hange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated intercompany sales of inventory denominated in foreign currencies, payments due on intercompany transactions from certain wholly-owned foreign subsidiaries, and anticipated sales by the Company’s wholly-owned European subsidiary for certain Euro denominated transactions. Hedged transactions are denominated primarily in European currencies, Japanese Yen, Canadian Dollars and Australian Dollars. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within 12 months from their inception.

At June 30, 2008 and 2007, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $135.9 million and $103.4 million, respectively. At June 30, 2008 and 2007, there were no outstanding foreign exchange contracts designated as cash flow hedges.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2008 through its derivative financial instruments.

The estimated maximum one-day loss from the Company’s foreign currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $14 million at June 30, 2008. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $14 million at June 30, 2008 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its Line of Credit (see Note 8 to the Company’s Consolidated Condensed Financial Statements in this Form 10-Q). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

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

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2008, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In conjunction with the Company’s program of enforcing its proprietary rights, the Company has initiated or may initiate actions against alleged infringers under the intellectual property laws of various countries, including, for example, the U.S. Lanham Act, the U.S. Patent Act, and other pertinent laws. The Company is also active internationally. For example, it has worked with other golf equipment manufacturers to encourage Chinese and other foreign government officials to conduct raids of identified counterfeiters, resulting in the seizure and destruction of counterfeit golf clubs and, in some cases, criminal prosecution of the counterfeiters. Defendants in these actions may, among other things, contest the validity and/or the enforceability of some of the Company’s patents and/or trademarks. Others may assert counterclaims against the Company. Historically, these matters individually and in the aggregate have not had a material adverse effect upon the financial position or results of operations of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company or some other material loss to the Company. One or more of these results could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace.

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

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserted that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint, Acushnet responded that the patents at issue are invalid and not infringed by the Pro V1 family of golf balls. On November 20, 2007, the District Court granted Callaway Golf’s motion for summary judgment on a breach of contract claim, holding that Acushnet’s initiation of parallel re-examination proceedings, described below, constituted a breach of a pre-existing dispute resolution agreement with Callaway Golf. The Court also rejected various legal challenges by Acushnet as to the validity of the patents, permitting Callaway Golf’s claims against Acushnet to proceed to trial, and ruled that the issues of damages and willfulness would be decided in a second trial between the parties. On the eve of trial, Acushnet stipulated that its Pro V1 family of golf balls collectively infringe the nine claims in the four patents asserted by Callaway Golf. As a result of the Court’s rulings, and Acushnet’s concession as to infringement, only the validity of the patents was tried before a jury commencing on December 5, 2007. On December 14, 2007, after a six day trial, a unanimous jury decided that eight of the nine patent claims asserted by Callaway Golf against Acushnet are valid. The Court entered judgment in favor of Callaway Golf and against Acushnet on December 20, 2007. Callaway Golf has requested that the Court enter a permanent injunction requiring Acushnet to stop production and sale of the Pro V1 family of golf balls. Acushnet has asked the Court to enter judgment notwithstanding the verdict or, alternatively, for a new trial. Those post–trial motions are pending.

Acushnet filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the patents asserted by Callaway Golf. Although the PTO agreed the petitions for reexamination raised substantial new questions of patentability, and has issued multiple administrative decisions rejecting the claims of all four of the patents, the PTO has not made a final and binding determination as to the validity of any of the patents. The Company expects that some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will be affirmed by the PTO. To the extent claims previously approved are no longer allowed upon the conclusion of the reexamination process, the Company is likely to appeal such actions. The interim rulings by the PTO do not void the Court’s judgment.

On June 9, 2007, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 07-367, asserting claims against Acushnet Company for patent infringement. Callaway Golf asserts that Acushnet’s sales of numerous drivers, including but not limited to the King Cobra SS 350 Offset, SS 380, SS 427, 414 Comp, 414 Comp Tour, 454 Comp, 355 SZ Offset, 400SZ, 400 SZ Offset, 400 SZ Tour, 440SZ, 450 SZ Tour, 460SZ, M/Speed, M/Speed Women’s, F/Speed, X/Speed, XX/Speed, HS9 M, F, and X Speeds, and LD F Speed drivers, as well as the Titleist 975J, Titleist 975 L-FE, Titleist 983E, Titleist 983K, Titleist 905R, Titleist 905S and Titleist 905T drivers, infringe one or more of Callaway Golf U.S. patents (numbers 6,348,015; 6,478,692; 6,669,579; 6,685,576; and 6,949,032). Callaway Golf is seeking damages and an injunction to prevent future infringement. Acushnet has answered the complaint denying infringement of any valid patent and asserting counterclaims against Callaway Golf. Acushnet asserts that sales of Callaway Golf’s Hyper X, Hyper X Tour, FT-i, FT-5, X-460, X-460 Tour, Big Bertha Fusion FT-3, Big Bertha 460 drivers infringe one or more of three patents issued to Acushnet, namely U.S. patent numbers 6,960,142, 7,041,003, and 7,140,975. Acushnet seeks damages and an injunction as well. Callaway Golf responded to the counterclaim on August 31, 2007, denying infringement of any valid patent claim. The parties are engaged in discovery. The trial of this matter is set to commence in the District Court on May 18, 2009.

On February 27, 2007, the Company and Dailey & Associates (an advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07 CV 0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contend that Callaway Golf is required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services,” and to make contributions to the Plans based upon a percentage of that total amount. The Company is seeking a declaration that it is not required to contribute beyond the contributions already made, or alternatively, is obligated to pay nothing and is entitled to restitution for all contributions previously made to the Plans. SAG and the Plans have filed a counterclaim to compel an audit and to recover unpaid Plan contributions. SAG and the Plans also seek liquidated damages, interest, and reasonable audit and attorneys’ fees. The parties are engaged in discovery. Motions for judgment on the pleadings and to stay proceedings filed by SAG and the Plans were denied by the Court on March 26, 2008. A pretrial conference is set for December 29, 2008. No trial date has been set.

On January 16, 2008, the Company issued a notice of default to Ashworth Inc. under the parties’ May 14, 2001 License Agreement, as amended from time to time (“Agreement”). Under the Agreement, Ashworth had thirty (30) days from the date of notice in which to cure a default. Ashworth denied that any breach has occurred, and did not take the steps requested by the Company to cure. Accordingly, it is the Company’s belief that it has the right to terminate the Agreement and has communicated that assessment to Ashworth. The parties conducted a mediation of the issue on April 23, 2008, pursuant to dispute resolution procedures specified in the Agreement. The matter was not resolved at the mediation and the Company demanded binding arbitration of its right to terminate. Ashworth has stated that it believes it would have claims against the Company in the event that the Company wrongfully terminates or interferes with the Agreement. The Company is not aware of what such claims might be, but it currently is unaware of any basis for a meritorious claim against it based upon the handling of the alleged breach by Ashworth. The arbitration is set to commence on November 3, 2008.

On February 13, 2008, Ogio International Inc. filed a complaint for patent infringement against Callaway Golf in the United States District Court, for the District of Utah, Case No. 08cv116. Specifically, Ogio alleges that Callaway Golf’s sales of Warbird XTT, Warbird Hot, Terra Firma X, Terra Firma XI and Hyper-X golf bags infringe one or more claims of United States Patents numbered 6,877,604 and 7,213,705. Ogio also has stated that it may also accuse the Matrix bag, the Euro Stand Bag, and the CX Cart Bag. The complaint seeks compensatory damages and an injunction. The complaint has been served on the Company and a response is due on August 11, 2008.

On May 8, 2008, Mr. Inaba filed a suit against Callaway Golf Japan in the Osaka District Court in Japan. Mr. Inaba has alleged that certain golf balls sold by Callaway Golf Japan with a hex aerodynamic pattern infringe his Japanese utility design patent No. 3,478,303 and his Japanese design patent No. 1,300,582. Inaba is seeking damages pursuant to a royalty based on sales. The court has scheduled a hearing for September 11, 2008 and instructed Callaway Golf Japan to submit its brief for the hearing by August 31, 2008.

On May 13, 2008, Clear with Computers, LLC (“CWC”) filed a patent infringement suit against Callaway Golf Company, Callway Golf Interactive, Inc., and forty-five other defendants in the Eastern District of Texas. CWC alleges that Callaway Golf’s websites (www.callawaygolf.com, www.odysseygolf.com, www.benhogan.com, and www.topflite.com) infringe U.S. Pat. Nos. 5,615,342 and 5,367,627, relating to computer-assisted proposal generation and part sales methods. Pursuant to its complaint, CWC seeks compensatory damages and an injunction. Callaway Golf Company and Callaway Golf Interactive, Inc. have been served with the complaint and have filed their response on July 23, 2008 denying infringement of any valid patent claim.

On July 11, 2008, the Company was informed that suit was filed in the Eastern District of Texas by Nicholas Colucci, dba EZ Line Putters, asserting that the Odyssey White Hot XG No. 7, White Hot XG (Long) No. 7, Black Series i No. 7, and White Hot XG Sabertooth putters infringe U.S. Patent No. 4,962,927 and infringe the alleged trade dress of plaintiff’s EZ Line putters. The Company has not yet been served with, or responded to, the complaint.

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

During the three months ended June 30, 2008, the Company repurchased 1,472,000 shares of its common stock at a weighted average cost per share of $13.59 for a total cost of $20.0 million under the November 2007 repurchase program. As of June 30, 2008, the Company remained authorized to repurchase up to an additional $79.9 million of its common stock under this program.

The following schedule summarizes the status of the Company’s repurchase programs (in thousands, except per share data):

	Three Months Ended June 30,
	2008
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
April 1, 2008 – April 30, 2008	—	$—	—	$99,928
May 1, 2008 – May 31, 2008	1,471	$13.59	1,471	$79,928
June 1, 2008 – June 30, 2008	1	$12.38	1	$79,924

Total	1,472	$13.59	1,472	$79,924

Item 3.	Defaults upon Senior Securities `

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 20, 2008 the Company held its 2008 Annual Meeting of Shareholders. Samuel H. Armacost, Ronald S. Beard, John C. Cushman, III, George Fellows, Yotaro Kobayashi, Richard L. Rosenfield, and Anthony S. Thornley were elected to the Board of Directors. In addition, the Company’s shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

The voting results for the election of directors were as follows:

Name	Votes For	Votes Withheld
Samuel H. Armacost	37,019,809	23,223,223
Ronald S. Beard	36,988,909	23,254,123
John C. Cushman, III	59,267,698	975,334
George Fellows	58,897,879	1,345,153
Yotaro Kobayashi	59,297,708	945,324
Richard L. Rosenfield	58,371,604	1,871,428
Anthony S. Thornley	36,945,326	23,297,706

The voting results for the ratification to appoint Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 were as follows:

Votes For	Votes Against	Abstain
33,310,390	26,903,420	29,222

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Fourth Amended and Restated Bylaws, as amended and restated as of February 21, 2008, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission on February 28, 2008 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

10.46	Callaway Golf Company Officer Employment Agreement, effective as of May 1, 2008, by and between Callaway Golf Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.47	Callaway Golf Company Officer Employment Agreement, effective as of May 1, 2008, by and between Callaway Golf Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.48	Callaway Golf Company Officer Employment Agreement, effective as of May 1, 2008, by and between Callaway Golf Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.49	Callaway Golf Company Officer Employment Agreement, effective as of May 1, 2008, by and between Callaway Golf Company and Thomas Yang, incorporated herein by this reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

31.1	Certification of George Fellows pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Senior Executive Vice President and Chief Financial Officer

Date: July 31, 2008

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