Form 10-Q
period 2008-09-30
CALLAWAY GOLF CO
filed 2008-10-31
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of September 30, 2008 was 64,580,741.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, as well as estimated costs associated with the closure of the Gloversville, New York golf ball manufacturing plant, estimated unrecognized compensation expense, projected amortization expense, capital expenditures projected year-end inventory as a percentage of trailing twelve months net sales, and future contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Accurately estimating the Company’s future financial performance is based upon various unknowns including consumer acceptance and demand for the Company’s products as well as future consumer discretionary purchasing activity, which can be significantly affected by unfavorable economic or market conditions. Actual results may differ materially from those estimated or anticipated as a result of these unknowns or other risks and uncertainties, including delays, difficulties, changed strategies, or unanticipated factors affecting the implementation of the Company’s gross margin improvement initiatives, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Better Game By Design—A Passion For Excellence—Apex—Ben Hogan—BH—Big Bertha—Callaway—Callaway Collection— Callaway Golf—Callaway Golf X Series—Chev—Chevron Device—Complete—Demonstrably Superior and Pleasingly Different—Dimple In Dimple—Drysport—Dual Force—ERC—Flying Lady—FT-i—FT-ibrid—FT-iQ— FT-3—FT-5—Fusion—Game Series—Gems—Great Big Bertha—Heavenwood—Hogan—Hyper X—HX—HX Hot—HX Hot Bite—HX Pearl—HX Tour—I-Mix—Legacy—Marksman—Molitor—Number One Putter in Golf—Odyssey—OptiFit—Rainsport—Rossie—S2H2—Sabertooth—SRT—SenSert—Speed Slot—Squareway—Steelhead—Strata—Stronomic—Sure-Out—TF Design—Tech Series—Top-Flite—Top Flite D2—Top-Flite XL—Tour Authentic—Tour i—Tour iX—Trade In! Trade Up!—TriBall—Tru Bore—Tunite—VFT—War Bird—Warbird—Warmsport—White Hot—White Hot XG—White Steel—Windsport—World’s Friendliest—X-18—X-20—X-22—X460—XL 5000—XL Extreme—X-Forged—X Hot—X-Series—X-Sole—X-SPANN—Xtra Traction Technology—X Tour—XTT—Xtra Width Technology—XWT.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$50,642	$49,875
Accounts receivable, net	152,654	112,064
Inventories	220,306	253,001
Deferred taxes	39,544	42,219
Income taxes receivable	—	9,232
Other current assets	27,184	30,190

Total current assets	490,330	496,581
Property, plant and equipment, net	135,434	128,036
Intangible assets, net	138,616	140,985
Goodwill	30,873	32,060
Deferred taxes	28,724	18,885
Other assets	43,435	40,416

	$867,412	$856,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$115,909	$130,410
Accrued employee compensation and benefits	31,437	44,245
Accrued warranty expense	11,785	12,386
Income taxes payable	4,317	—
Credit facilities	40,000	36,507

Total current liabilities	203,448	223,548
Long-term liabilities:
Deferred taxes	23,266	21,252
Energy derivative valuation account	19,922	19,922
Income taxes payable	14,886	13,833
Deferred compensation and other	7,143	8,200
Minority interest in consolidated subsidiary	2,378	1,978
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 66,276,236 shares and 66,281,693 shares issued at September 30, 2008 and December 31, 2007, respectively	663	663
Additional paid-in capital	108,155	111,953
Unearned compensation	(563)	(2,158)
Retained earnings	526,426	470,469
Accumulated other comprehensive income	4,927	18,904
Less: Grantor Stock Trust held at market value, 1,440,570 shares and 1,813,010 shares at September 30, 2008 and December 31, 2007, respectively	(20,269)	(31,601)
Less: Common Stock held in treasury, at cost, 1,695,495 shares and 0 shares at September 30, 2008 and December 31, 2007, respectively	(22,970)	—

Total shareholders’ equity	596,369	568,230

	$867,412	$856,963

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Net sales	$213,451	100%	$235,549	100%	$945,932	100%	$950,173	100%
Cost of sales	133,320	62%	141,543	60%	519,187	55%	520,321	55%

Gross profit	80,131	38%	94,006	40%	426,745	45%	429,852	45%
Operating expenses:
Selling expense	65,730	31%	65,808	28%	226,352	24%	222,009	23%
General and administrative expense	20,201	9%	19,394	8%	65,480	7%	65,139	7%
Research and development expense	6,650	3%	7,928	3%	22,112	2%	23,851	3%

Total operating expenses	92,581	43%	93,130	40%	313,944	33%	310,999	33%

Income (loss) from operations	(12,450)	(6)%	876	0%	112,801	12%	118,853	13%
Other income (expense), net	(1,669)		1,223		(3,574)		(2,006)

Income (loss) before income taxes	(14,119)	(7)%	2,099	1%	109,227	12%	116,847	12%
Provision for (benefit from) income taxes	(6,676)		830		39,897		46,103

Net income (loss)	$(7,443)	(3)%	$1,269	1%	$69,330	7%	$70,744	7%

Earnings (loss) per common share:
Basic	$(0.12)		$0.02		$1.10		$1.05
Diluted	$(0.12)		$0.02		$1.08		$1.03
Weighted-average shares outstanding:
Basic	62,494		66,516		63,187		67,250
Diluted	62,494		67,639		64,029		68,407
Dividends declared per share	$0.07		$0.07		$0.21		$0.21

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$69,330	$70,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,747	27,464
Gain on disposal of long-lived assets	(435)	(3,425)
Deferred taxes	2,117	1,444
Non-cash share-based compensation	5,044	8,207
Changes in assets and liabilities:
Accounts receivable, net	(49,724)	(39,978)
Inventories	24,743	57,187
Other assets	(6,471)	652
Accounts payable and accrued expenses	(6,250)	(6,904)
Accrued employee compensation and benefits	(12,311)	18,583
Accrued warranty expense	(601)	(297)
Income taxes payable	6,926	11,750
Deferred compensation	(773)	415

Net cash provided by operating activities	60,342	145,842

Cash flows from investing activities:
Capital expenditures	(33,506)	(24,130)
Proceeds from sales of property and equipment	42	5,491
Investment in golf related ventures	—	(1,310)

Net cash used in investing activities	(33,464)	(19,949)

Cash flows from financing activities:
Issuance of Common Stock	4,708	47,672
Dividends paid, net	(8,951)	(14,241)
Acquisition of Treasury Stock	(22,970)	(101,387)
Proceeds from (payments on) credit facilities	3,493	(79,068)
Other financing activities	(223)	4,415

Net cash used in financing activities	(23,943)	(142,609)

Effect of exchange rate changes on cash	(2,168)	1,994

Net increase (decrease) in cash and cash equivalents	767	(14,722)
Cash and cash equivalents at beginning of year	49,875	46,362

Cash and cash equivalents at end of period	$50,642	$31,640

Supplemental disclosures:
Cash paid for income taxes	$26,624	$27,670
Cash paid for interest and fees	$3,616	$5,250
Dividends payable	$4,422	$—
Payable for the acquisition of treasury stock	$—	$2,327

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accu- mulated Other Compre- hensive Income (Loss)	Grantor Stock Trust	Treasury Stock		Total	Compre- hensive Income
	Shares	Amount						Shares	Amount
Balance, December 31, 2007	66,282	$663	$111,953	$(2,158)	$470,469	$18,904	$(31,601)	—	$—	$568,230
Exercise of stock options	—	—	(442)	—	—	—	1,901	—	—	1,459
Tax benefit from exercise of stock options	—	—	(623)	—	—	—	—	—	—	(623)
Compensatory stock and stock options	(6)	—	3,449	1,595	—	—	—	—	—	5,044
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(1,695)	(22,970)	(22,970)
Employee stock purchase plan	—	—	(382)	—	—	—	3,631	—	—	3,249
Cash dividends declared	—	—	—	—	(13,373)	—	—	—	—	(13,373)
Adjustment of Grantor Stock Trust shares to market value	—	—	(5,800)	—	—	—	5,800	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	(13,977)	—	—	—	(13,977)	$(13,977)
Net income	—	—	—	—	69,330	—	—	—	—	69,330	69,330

Balance, September 30, 2008	66,276	$663	$108,155	$(563)	$526,426	$4,927	$(20,269)	(1,695)	$(22,970)	$596,369	$55,353

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

2. Restructuring

In connection with the Company’s gross margin improvement initiatives and its actions to improve the profitability of its golf ball business, the Company has taken actions to consolidate its golf ball operations into other existing locations. As a result of these initiatives, in May 2008, the Company announced the closure of its golf ball manufacturing facility in Gloversville, New York. This closure resulted in the recognition of non-cash charges for the acceleration of depreciation on certain golf ball manufacturing equipment and cash charges related to severance benefits and facility costs. During the three and nine months ended September 30, 2008, the Company recorded pre-tax charges of $869,000 and $3,934,000 in connection with the closure of this facility. In addition, the Company expects to incur through 2009 additional charges of approximately $400,000 primarily related to the costs associated with the closure of the manufacturing facility.

The activity and liability balances recorded as part of the Company’s golf ball manufacturing consolidation were as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Charges to cost and expense	$1,264	$2,670	$3,934
Non-cash items	—	(1,798)	(1,798)
Cash payments	(684)	(316)	(1,000)

Restructuring payable balance, September 30, 2008	$580	$556	$1,136

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Inventories

Inventories are summarized below (in thousands):

	September 30, 2008	December 31, 2007
Inventories:
Raw materials	$76,468	$82,185
Work-in-process	497	1,932
Finished goods	143,341	168,884

	$220,306	$253,001

4. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting” and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of September 30, 2008, the liability for income taxes associated with uncertain tax benefits was $17,300,000 and could be reduced by $8,600,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments (which was recorded as a long-term income tax receivable) as well as $1,500,000 of tax benefits associated with state income taxes. The net amount of $7,200,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.

Although the timing and ultimate resolution of audits is uncertain, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the three months ended September 30, 2008 and 2007, the Company recognized approximately ($82,000) and $29,000, respectively, of interest and penalties in the provision for income taxes, and ($473,000) and $270,000 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, the Company had accrued $1,051,000 and $1,524,000, respectively, (before income tax benefit) for the payment of interest and penalties. The reduction in the amount of interest and penalties during the three and nine months ended September 30, 2008 resulted from the settlement of tax matters before the IRS Appeals Office and the expiration of the statute of limitations for 2004 as described below.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2004 and prior
California (U.S.)	2000 and prior
Massachusetts (U.S.)	2003 and prior
Australia	2003 and prior
Canada	2003 and prior
Japan	2003 and prior
South Korea	2002 and prior
United Kingdom	2001 and prior

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Goodwill and Intangible Assets

The Company accounts for its goodwill and other non-amortizing intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company’s goodwill and certain intangible assets are not amortized throughout the period, but are subject to an annual impairment test. Patents and other intangible assets are recorded at cost at the time of acquisition and amortized using the straight-line method over their estimated useful lives, which range over periods between 1-16 years. During the nine months ended September 30, 2008 and 2007, aggregate amortization expense was approximately $2,389,000 and $2,508,000, respectively. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	September 30, 2008			December 31, 2007
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	3-16	36,459	20,401	16,058	36,459	18,288	18,171
Other	1-9	2,873	2,109	764	2,853	1,833	1,020

Total intangible assets		$161,126	$22,510	$138,616	$161,106	$20,121	$140,985

Amortization expense related to intangible assets at September 30, 2008 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2008	$798
2009	2,954
2010	2,842
2011	2,591
2012	2,162
2013	1,343
Thereafter	4,132

$16,822

Goodwill at September 30, 2008 was $30,873,000. Increases in goodwill during the three and nine months ended September 30, 2008 were $1,682,000 and $1,187,000 respectively due to net favorable foreign currency fluctuations.

6. Investments

Investment in Golf Entertainment International Limited Company

The Company has a $10,000,000 investment in the Preferred Shares of Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. The Company accounts for this investment under the cost method in accordance with the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and reflected the balance in other long-term assets in the accompanying consolidated condensed balance sheet as of September 30, 2008.

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

In August 2007, the Company and other GEI shareholders entered into a loan agreement with GEI to provide funding to GEI for certain capital projects as well as operational needs. In December 2007, the Company and other GEI shareholders entered into a second loan agreement with GEI to supplement GEI’s cash flows from operations as a result of the seasonal fluctuations of the business. Both loan agreements extend to all shareholders of GEI, whereby each shareholder may participate by funding up to an amount agreed upon by GEI. As of September 30, 2008, the Company funded a combined total of $4,846,000 under both loan agreements, which includes accrued interest of $856,000. The Company does not have any further obligation to loan GEI any additional amounts under these loan agreements. The loan agreements provide for the option, at the Company’s discretion, to convert up to 100 percent of the amount drawn by GEI, including accrued interest, into convertible preferred shares. In connection with the loans, the Company has received underwriting fees and will receive annual interest at market rates on the loaned amounts.

In February 2008, the Company and another GEI shareholder entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8,000,000 for a loan that was issued to a subsidiary of GEI. The Company is currently responsible for $5,500,000 of the total guaranteed amount. This letter of credit will expire one year from the date of issuance. In connection with the letter of credit, the Company received underwriting fees and warrants to purchase GEI’s preferred stock at a future date.

Investment in Qingdao Suntech Sporting Goods Limited Company

In October 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated condensed financial statements as of September 30, 2008 and December 31, 2007, in accordance with the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a Loan Agreement with Mauritius in order to provide working capital for Suntech. In connection with this Loan Agreement, the Company loaned Mauritius a total of $3,200,000 as of September 30, 2008.

7. Product Warranty

The Company has a stated two-year warranty policy for its golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The decrease in estimated future warranty obligation is due to a decline in warranty return rates due to the improved durability of newer products. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning balance	$13,342	$14,365	$12,386	$13,364
Provision	1,458	2,071	7,953	8,702
Claims paid/costs incurred	(3,015)	(3,369)	(8,554)	(8,999)

Ending balance	$11,785	$13,067	$11,785	$13,067

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

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability can be effectively limited by the financial covenants contained therein. As of September 30, 2008, the maximum amount that could be borrowed under the Line of Credit was $250,000,000, of which $40,000,000 was outstanding.

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

The Line of Credit requires the Company to meet certain financial covenants and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of September 30, 2008, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2,130,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $942,000 as of September 30, 2008, of which $282,000 was included in prepaid and other current assets and $660,000 in other long-term assets in the accompanying consolidated condensed balance sheet.

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

Acushnet filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the patents asserted by Callaway Golf. Although the PTO agreed the petitions for reexamination raised substantial new questions of patentability, and has issued multiple administrative decisions

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

rejecting the claims of all four of the patents, the PTO has not made a final and binding determination as to the validity of any of the patents. The Company expects that some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will be affirmed by the PTO. To the extent claims previously approved are no longer allowed upon the conclusion of the reexamination process, the Company is likely to appeal such actions to the Board of Patent Appeals and then, if not successful, to the United States Court of Appeals for the Federal Circuit. In the meantime, the interim rulings by the PTO do not void the Court’s judgment.

On June 9, 2007, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 07-367, against Acushnet Company asserting that sales of certain Titleist and Cobra branded drivers infringe one or more of Callaway Golf’s U.S. patent numbers 6,348,015; 6,478,692; 6,669,579; 6,685,576; and 6,949,032. In a counterclaim, Acushnet has asserted that sales of certain Callaway Golf drivers infringe one or more of three patents issued to Acushnet, namely U.S. patent numbers 6,960,142, 7,041,003, and 7,140,975. The parties have agreed in principle to resolve this matter on confidential terms.

On February 27, 2007, the Company and Dailey & Associates (an advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07 CV 0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contend that Callaway Golf is required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services,” and to make contributions to the Plans based upon a percentage of that total amount. The Company is seeking a declaration that it is not required to contribute beyond the contributions already made, or alternatively, is obligated to pay nothing and is entitled to restitution for all contributions previously made to the Plans. The Plans filed a counterclaim to compel an audit and to recover unpaid Plan contributions, as well as liquidated damages, interest, and reasonable audit and attorneys’ fees. The Company recently agreed to dismiss its claims against SAG in return for SAG’s agreement to be bound by the result of the Company’s litigation with the Plans. A pretrial conference is set for February 9, 2009. No trial date has been set.

On January 16, 2008, the Company issued a notice of default to Ashworth Inc. under the parties’ May 14, 2001 License Agreement, as amended from time to time (“Agreement”). Under the Agreement, Ashworth had thirty (30) days from the date of notice in which to cure a default. Ashworth denied that any breach has occurred, and did not take the steps requested by the Company to cure. Accordingly, it is the Company’s belief that it has the right to terminate the Agreement and has communicated that assessment to Ashworth. The parties conducted a mediation of the issue on April 23, 2008, pursuant to dispute resolution procedures specified in the Agreement. The matter was not resolved at the mediation and the Company demanded binding arbitration of its right to terminate. The arbitration is set to commence on November 3, 2008. Ashworth announced on October 13, 2008, that TaylorMade-adidas Golf, through a subsidiary of TaylorMade Golf Company, Inc., is seeking to acquire all of the shares of Ashworth in a tender offer of $1.90 per share. A change in control of Ashworth provides Callaway Golf with additional termination rights pursuant to the Agreement.

On February 13, 2008, Ogio International Inc. filed a complaint for patent infringement against Callaway Golf in the United States District Court, for the District of Utah, Case No. 08cv116. Specifically, Ogio alleges that Callaway Golf’s sales of Warbird XTT, Warbird Hot, Terra Firma X, Terra Firma XI, CX Cart, Euro Stand, and Matrix and Hyper-X golf bags infringe one or more claims of United States Patents numbered 6,877,604 and 7,213,705. The complaint seeks compensatory damages and an injunction. The Company has answered the complaint denying that it infringes the patents. Discovery has not yet commenced and no trial date has been set.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On May 8, 2008, Mr. Inaba filed a suit against Callaway Golf Japan in the Osaka District Court in Japan. Mr. Inaba has alleged that certain golf balls sold by Callaway Golf Japan with a hex aerodynamic pattern infringe his Japanese utility design patent No. 3,478,303 and his Japanese design patent No. 1,300,582. Mr. Inaba is seeking damages pursuant to a royalty based on sales. The Court has ordered Callaway Golf Japan to submit a brief outlining its non-infringement and invalidity positions on or before October 30, 2008, and set a further hearing for November 7, 2008 to consider Callaway Golf Japan’s defenses.

On May 13, 2008, Clear with Computers, LLC (“CWC”) filed a patent infringement suit against Callaway Golf Company, Callaway Golf Interactive, Inc., and forty-five other defendants in the Eastern District of Texas. CWC alleges that Callaway Golf’s websites (www.callawaygolf.com, www.odysseygolf.com, www.benhogan.com, and www.topflite.com) infringe U.S. Pat. Nos. 5,615,342 and 5,367,627, relating to computer-assisted proposal generation and part sales methods. Pursuant to its complaint, CWC seeks compensatory damages and an injunction. Callaway Golf Company and Callaway Golf Interactive, Inc. have answered the complaint, denying infringement and asserting that the patents are invalid. At a scheduling conference held on October 6, 2008, the Court set various pretrial dates and a trial date on March 8, 2010.

On July 11, 2008, the Company was sued in the Eastern District of Texas by Nicholas Colucci, dba EZ Line Putters, pursuant to a complaint asserting that the Odyssey White Hot XG No. 7, White Hot XG (Long) No. 7, Black Series i No. 7, and White Hot XG Sabertooth putters infringe U.S. Patent No. 4,962,927 and infringe the alleged trade dress of plaintiff’s EZ Line putters. The Company responded to the complaint on September 5, 2008, denying that it infringes the patent or the trade dress. Pursuant to a scheduling conference held on October 6, 2008, the Court set various pretrial deadlines and a trial date of March 1, 2010.

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

The Company continues to reflect on its balance sheet the derivative valuation account of $19,922,000, subject to quarterly review in accordance with applicable law and accounting regulations, including SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Enron Contract has been terminated, and as of September 30, 2008, EESI has not asserted any claim against the Company. There can be no assurance, however, that EESI or another party will not assert a future claim against the Company or that a court or arbitrator will not ultimately nullify the Company’s termination of the Enron Contract. No provision has been made for contingencies or obligations, if any, under the Enron Contract beyond November 30, 2001.

Unconditional Purchase Obligations

During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, endorsement agreements with professional golfers and other endorsers and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. As of September 30, 2008, the Company has entered into many of these contractual agreements with terms ranging from one to five years. The minimum obligation that the Company is required to pay under these agreements is $118,661,000 over the next five years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of September 30, 2008 are as follows (in thousands):

2008	$67,877
2009	30,602
2010	13,350
2011	5,446
2012	1,324
2013	62

$118,661

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to Golf Entertainment International Limited (“GEI”) (for further discussion see Note 6—”Investments” above). The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make.

Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three and nine months ended September 30, 2008 was not material to the Company’s financial position, results of operations or cash flows.

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

10. Share-Based Employee Compensation

As of September 30, 2008, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). From time to time, the Company grants Stock Options, Restricted Stock Awards, Restricted Stock Units, Performance Share Units and other awards under these two plans.

The table below summarizes the non-cash amounts recognized in the financial statements for the three and nine months ended September 30, 2008 and 2007 for share-based compensation related to employees (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$71	$142	$406	$329
Operating expenses	939	1,552	4,669	5,299

Total cost of employee share-based compensation included in income, before income tax	1,010	1,694	5,075	5,628
Amount of income tax recognized in earnings	(208)	(499)	(1,342)	(1,715)

Amount charged against net income	$802	$1,195	$3,733	$3,913

Impact on net income per common share:
Basic	$(0.01)	$(0.02)	$(0.06)	$(0.06)
Diluted	$(0.01)	$(0.02)	$(0.06)	$(0.06)

In addition, during the three months ended September 30, 2008 and 2007, the Company recorded $1,073,000 and reversed $148,000, respectively, of compensation expense to revalue shares of Restricted Stock granted to non-employees at market value. During the nine months ended September 30, 2008 and 2007, the Company recorded $33,000 and $2,445,000 of compensation expense to revalue shares of Restricted Stock Awards granted to non-employees at market value.

Stock Options

The Company granted 259,000 and 1,126,000 shares underlying Stock Options during the three and nine months ended September 30, 2008, respectively, at a weighted average grant-date fair value of $3.87 and $3.95 per share. During the three and nine months ended September 30, 2007, the Company granted 26,000 and 915,000 shares underlying Stock Options, respectively, at a weighted average grant-date fair value of $5.04 and $3.93 per share.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of Stock Options granted during the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	1.9%	2.0%	1.9%	2.0%
Expected volatility	36.4%	37.4%	35.6%	37.4%
Risk free interest rate	2.8%	4.1%	2.7%	4.7%
Expected life	4.0 years	4.1 years	4.1 years	3.1 years

Restricted Stock, Restricted Stock Units and Performance Share Units

The Company granted 324,000 and 264,000 shares underlying Restricted Stock Units during the nine months ended September 30, 2008 and 2007, respectively, at a weighted average grant-date fair value of $14.57 and $14.77, respectively. During the three months ended September 30, 2008 and 2007, the Company granted 71,000 and 10,000 shares underlying Restricted Stock Units, respectively, at a weighted average grant-date fair value of $14.04 and $16.31. There were no Restricted Stock or Performance Share Units granted during the three and nine months ended September 30, 2008 and 2007. At September 30, 2008, the Company had $7,450,000 of total unrecognized compensation expense related to non-vested shares granted to both employees and non-employees under the Company’s share-based payment plans related to Restricted Stock and Restricted Stock Units. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its Statement of Operations due to the application of forfeiture rates as well as the impact of mark-to-market revaluations on Restricted Stock awards granted to non-employees. During the three months ended September 30, 2008, the Company reversed $890,000 of stock compensation expense in connection with Performance Share Units that were granted during 2006 due to the fact that the Company does not expect to achieve the performance requirements specific to these awards.

11. Earnings per Share

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2008 and 2007 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	62,494	66,516	63,187	67,250
Dilutive securities	—	1,123	842	1,157

Weighted-average shares outstanding—Diluted	62,494	67,639	64,029	68,407

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended September 30, 2008 and 2007,

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

options outstanding totaling 5,353,000 and 2,593,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive. For the nine months ended September 30, 2008 and 2007, options outstanding totaling 5,551,000 and 2,987,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

12. Fair Value of Financial Instruments

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) as of January 1, 2008. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	September 30, 2008		December 31, 2007
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Derivative instruments—asset position	$883	$883	$—	$—
Derivative instruments—liability position	55	55	421	421
Deferred compensation plan	8,002	8,002	9,103	9,103

The fair value of the Company’s foreign currency exchange contracts and deferred compensation plan assets is determined based on observable inputs that are corroborated by market data. All derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

At September 30, 2008 and 2007, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $62,287,000 and $39,416,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. At September 30, 2008, the fair values of foreign currency-related derivatives were recorded as current assets of $883,000 and current liabilities of $55,000. The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus generally offset these gains and losses. During the three months ended September 30, 2008 and 2007, the Company recorded net gains of $2,800,000 and net losses of $2,933,000, respectively, due to net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting. These net gains and losses were offset by net foreign currency transaction losses of $3,549,000 and net gains of $3,491,000 during the three months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, the Company recorded net gains of $1,558,000 and net losses of $5,528,000, respectively, due to net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting. These net gains and losses were offset by net foreign currency transaction losses of $2,468,000 and net gains of $5,608,000 during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and 2007, there were no foreign exchange contracts designated as cash flow hedges.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales
Golf clubs(1)	$165,038	$186,172	$764,851	$774,833
Golf balls(1)	48,413	49,377	181,081	175,340

	$213,451	$235,549	$945,932	$950,173

Income before provision for income taxes
Golf clubs(1)	$2,825	$16,750	$146,192	$155,795
Golf balls(1)	(2,654)	(2,818)	10,048	8,661
Reconciling items(2)	(14,290)	(11,833)	(47,013)	(47,609)

	$(14,119)	$2,099	$109,227	$116,847

Additions to long-lived assets
Golf clubs	$8,851	$4,421	$28,332	$18,791
Golf balls	1,609	1,111	6,341	4,218

	$10,460	$5,532	$34,673	$23,009

(1)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the three and nine months ended September 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the three and nine months ended September 30, 2007, these sales were included in accessories and other within the golf clubs segment.
(2)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

15. Recent Accounting Pronouncements

In October 2008, the FASB Issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective upon issuance. Based on the Company’s evaluation of FSP No. 157-3, the adoption of this standard does not have a material impact on the Condensed Consolidated Financial Statements of the Company.

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP No. 133-1 and Fin 45-4”). FSP No. 133-1 and Fin 45-4 are intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP No. 133-1 and FIN 45-4 are effective for

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

annual and interim reporting periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of FSP No. 133-1 and FIN 45-4 will have on the Condensed Consolidated Financial Statements of the Company.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. SFAS No. 161 retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on the Condensed Consolidated Financial Statements of the Company.

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

The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls. As discussed in Note 14 to the Company’s consolidated condensed financial statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability. While the Company’s golf clubs segment has been profitable, the Company’s golf balls segment has historically reported annual operating losses for all periods until 2007. The Company’s golf balls segment results of operations have improved significantly from a loss of $52.7 million for the year ended December 31, 2003 (including charges of $24.1 million for Top-Flite integration initiatives) to profitability of $0.9 million for the year ended December 31, 2007 (including charges of $0.3 million and $3.2 million related to the 2005 restructuring initiatives and the gross margin improvement initiatives, respectively). The Company is continuing to take actions to improve the profitability of its golf ball business, including the consolidation of its golf ball production operations into other existing locations. As a result of this consolidation, the Company announced the closure of its ball manufacturing facility in Gloversville, New York in May of 2008.

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

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. For reporting purposes, transactions conducted in foreign currencies must be translated into U.S. Dollars based upon applicable foreign currency exchange rates. Fluctuations in foreign currency rates therefore can have a significant effect on the Company’s reported financial results. In general, the Company’s financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The

Company’s hedging activities can mitigate but do not eliminate the effects of the foreign currency fluctuations. Overall, during the first nine months of 2008, the Company’s reported financial results generally benefited from foreign currency rates. During the third quarter, however, the U.S. dollar began to strengthen and the translation of foreign currency exchange rates had only a nominal effect on the Company’s third quarter results. If the dollar continues to strengthen as compared to the currencies in which the Company conducts business, the Company’s future reported financial results could be significantly adversely affected.

Executive Summary

The Company had record sales and earnings during the first half of 2008. These record results reflect the strength of the Company’s brands, progress on the Company’s gross margin improvement initiatives and the Company’s international business, which was able to more than offset the deteriorating economic conditions in the United States during the first half of 2008.

During the third quarter, however, the deteriorating economic conditions began to spread to most of the Company’s international markets and the conditions in the United States worsened. The recessionary conditions experienced during the third quarter had a significant adverse effect on consumer and retailer confidence, which exacerbated the normal end of season sales slowdown and resulted in a $22.0 million decline in net sales compared to the third quarter of 2007.

The deteriorating global economic conditions also adversely affected the Company’s gross profit, which as a percentage of net sales declined to 38% as compared to 40% for the third quarter of 2007. Given the uncertain economic conditions, consumers trended toward lower priced products and the Company reduced prices of certain older model products, which overall resulted in a decrease in average selling price during the third quarter as compared to the prior year. This decline in gross profit was partially offset by the Company’s continued successful implementation of its gross margin improvement initiatives.

Operating expenses for the third quarter of 2008 were essentially flat with 2007 despite inflationary pressures. In addition, the business process improvements implemented by the Company over the past couple years have increased the Company’s flexibility to respond more quickly to changing market conditions. Despite a rapid decline in reorders during the latter part of the third quarter, the Company was able to finish the quarter with inventory as a percentage of trailing 12 months net sales at 19.7%, which is in line with the Company’s year-end target of 20%. The Company was also able to implement the expense contingency plans it established earlier this year and reduce its planned spending as net sales declined.

Despite the impact of the macroeconomic conditions on the Company’s third quarter results, the Company was able to increase earnings per share by approximately 5% for the first nine months of 2008 compared to the first nine months of 2007.

Three-Month Periods Ended September 30, 2008 and 2007

Net sales decreased $22.0 million (9%) to $213.5 million for the three months ended September 30, 2008 compared to $235.5 million for the same period in the prior year. This decrease reflects a $21.0 million decrease in net sales of the Company’s golf clubs segment and a $1.0 million decrease in net sales of the Company’s golf balls segment as set forth below (dollars in millions):

	Three Months Ended September 30,		Growth (Decline)
	2008	2007(1)	Dollars	Percent
Net sales
Golf clubs	$165.1	$186.1	$(21.0)	(11)%
Golf balls	48.4	49.4	(1.0)	(2)%

	$213.5	$235.5	$(22.0)	(9)%

(1)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the three months ended September 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the three months ended September 30, 2007, these sales were included in accessories and other within the golf clubs segment.

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2008	2007	Dollars	Percent
Net sales:
United States	$104.6	$124.3	$(19.7)	(16)%
Europe	33.4	41.0	(7.6)	(19)%
Japan	32.8	25.2	7.6	30%
Rest of Asia	18.5	20.5	(2.0)	(10)%
Other Countries	24.2	24.5	(0.3)	(1)%

	$213.5	$235.5	$(22.0)	(9)%

Net sales in the United States decreased $19.7 million (16%) to $104.6 million during the third quarter of 2008 compared to the same period in the prior year. This decline was primarily caused by reduced demand as a result of a less favorable economic environment in the United States in the current year. The Company’s sales in regions outside of the United States decreased $2.3 million (2%) to $108.9 million during the third quarter of 2008 compared to the same quarter in 2007. The Company’s international sales were also affected by deteriorating global economic conditions, resulting in a net decrease of $9.9 million in international regions, excluding Japan, with Japan increasing by $7.6 million primarily due to continued strong sales of a region specific driver introduced in 2008 as well as an overall increase in demand of other golf products. The impact of changes in foreign currency rates on international net sales was nominal during the three months ended September 30, 2008.

Gross profit decreased $13.9 million to $80.1 million in the third quarter of 2008 from $94.0 million in the same period of 2007. Gross profit as a percentage of net sales declined to 38% in the third quarter of 2008 compared to 40% for the comparable period in 2007. The decline in gross margin is primarily due to an unfavorable shift in product mix from higher margin woods and irons products to lower margin accessories and other products as well as price reductions taken on certain older woods and irons products in response to the weakening global economy. See “Segment Profitability” below for further discussion of gross margins. These decreases in gross margin were partially offset by reductions in golf club component costs and improved manufacturing efficiencies as a result of the Company’s gross margin improvement initiatives. Additionally, gross margins were positively affected by changes in foreign currency rates during the quarter. Gross profit for the third quarter of 2008 was negatively affected by charges of $3.6 million related to the implementation of the Company’s gross margin improvement initiatives compared to $4.1 million for the comparable period in 2007.

Selling expenses remained relatively flat at $65.7 million in the third quarter of 2008 compared to $65.8 million in the comparable period of 2007. As a percentage of sales, selling expenses were 31% in the third quarter of 2008 compared to 28% in the third quarter of 2007. During the quarter selling expenses decreased $2.8 million in employee costs primarily as a result of a decrease in employee incentive compensation expense partially offset by increases of $1.2 million in share-based compensation expense related to non-employees, $0.8 million in advertising and promotional activities and $0.7 million in travel and entertainment.

General and administrative expenses increased $0.8 million (4%) to $20.2 million in the third quarter of 2008 compared to $19.4 million in the comparable period of 2007. As a percentage of sales, general and administrative expenses increased to 9% in the third quarter of 2008 compared to 8% in the third quarter of 2007. This increase in general and administrative expenses was primarily generated by a $3.8 million gain which was recognized in connection with the sale of a building during the third quarter of 2007. This increase was partially offset by a decrease of $3.7 million in employee costs primarily as a result of decreases in employee incentive compensation expense and deferred compensation expense in the third quarter of 2008.

Research and development expenses decreased $1.2 million (16%) to $6.7 million in the third quarter of 2008 compared to $7.9 million in the comparable period of 2007. As a percentage of sales, research and development expenses remained consistent at 3% for the third quarter of 2008 and 2007. The dollar decrease in research and development expenses was primarily due to a decrease in employee incentive compensation expense.

Other income (expense) declined by $2.9 million in the third quarter of 2008 to expense of $1.7 million compared to income of $1.2 million in the comparable period of 2007. This decline is primarily attributable to a decrease of $1.3 million in net foreign currency fluctuation gains combined with a $0.9 million net expense recognized in connection with unfavorable changes in the asset value of the Company’s deferred compensation plan during the third quarter of 2008 compared to the same period of the prior year.

The effective tax rate for the quarter ended September 30, 2008 was 47% compared to 40% for the quarter ended September 30, 2007. The change in the effective tax rate is primarily due to the release of tax contingencies related to an examination that was effectively settled during the third quarter of 2008 and the relative impact of these changes when compared to the pre-tax loss during the current quarter.

Net income for the third quarter of 2008 decreased by $8.7 million to a net loss of $7.4 million compared to net income of $1.3 million in the comparable period of 2007. Diluted earnings per share declined to a loss of $0.12 per share (based on 62.5 million shares outstanding) in the third quarter of 2008 compared to diluted earnings of $0.02 per share (based on 67.6 million shares outstanding) in the third quarter of 2007. The Company’s results for the third quarter of 2008 were negatively impacted by after-tax charges of $2.2 million ($0.04 per share) associated with the implementation of the Company’s gross margin improvement initiatives. Net income for the third quarter of 2007 was positively impacted by an after-tax gain of $2.3 million ($0.03 per share) that was recognized in connection with the sale of a building in August 2007, and negatively affected by after-tax charges of $2.5 million ($0.04 per share) related to costs associated with the implementation of the Company’s gross margin improvement initiatives.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2008 and 2007

Golf Clubs Segment

Overall, during the third quarter of 2008, the Company’s net sales of its golf clubs segment products were adversely affected by deteriorating global economic conditions. Net sales information by product category is summarized as follows (in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2008	2007(1)	Dollars	Percent
Net sales:
Woods	$34.5	$57.3	$(22.8)	(40)%
Irons	63.8	66.6	(2.8)	(4)%
Putters	21.3	21.8	(0.5)	(2)%
Accessories and other	45.5	40.4	5.1	13%

	$165.1	$186.1	$(21.0)	(11)%

(1)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the three months ended September 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the three months ended September 30, 2007, these sales were included in accessories and other within the golf clubs segment.

The $22.8 million (40%) decrease in net sales of woods to $34.5 million for the quarter ended September 30, 2008 is primarily attributable to a decrease in sales volume and in average selling prices in the third quarter of 2008 compared to the same period in the prior year. The decrease in sales volume was primarily due to a decline in sales of the Company’s older more premium FT-5 and FT-i multi-material drivers and fairway woods which were in the second year of their product lifecycles. This decrease was partially offset by sales of the Legacy driver launched in Asia during the current year. The decrease in average selling prices was driven by a less extensive line of drivers launched during 2008 compared to 2007. This expected decrease in new driver introductions contributed to a reduction in the overall average selling prices within the woods category, as drivers, particularly premium Fusion Technology drivers, carry a higher sales price than fairway woods and hybrids. In addition, average selling prices were negatively affected by planned price reductions taken on older woods products, primarily on Fusion Technology drivers and X hybrids during the third quarter of 2008 and X fairway woods during the second quarter of 2008.

The $2.8 million (4%) decrease in net sales of irons to $63.8 million for the quarter ended September 30, 2008 resulted primarily from a decrease in sales volume and a slight decline in average selling prices in the third quarter of 2008 compared to the same period in the prior year. The decrease in sales volume was primarily driven by an anticipated decline in sales of X Series irons which were in the second year of their product lifecycles. The decrease in irons sales volumes was partially offset by an increase in net sales of X Forged wedges, launched in the current year. The decline in average selling prices was primarily due to planned close out pricing on older Big Bertha irons.

The $0.5 million (2%) decrease in net sales of putters to $21.3 million for the quarter ended September 30, 2008 resulted primarily from a decrease in sales volume. This decrease in putter sales is primarily attributable to decreases in sales of the Company’s older White Hot XG putter lines, which are in the second and third years of their product lifecycles as well as a decrease of the older generation Black Series putter line, which was in the second year of its product lifecycle. This decrease was partially offset by an increase in sales of White Hot Tour and the White Hot XG Sabertooth putters, which were introduced in the first quarter of 2008.

The $5.1 million (13%) increase in sales of accessories and other products to $45.5 million for the quarter ended September 30, 2008 is primarily attributable to the current year introduction of the Top-Flite packaged recreational sets in addition to an increase in sales of the Callaway Golf Collection line of accessories and golf bags.

Golf Balls Segment

Overall, during the third quarter of 2008, the Company’s net sales of its golf balls segment products were adversely affected by deteriorating global economic conditions. Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2008	2007(1)	Dollars	Percent
Net sales:
Golf balls	$48.4	$49.4	$(1.0)	(2)%

(1)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the three months ended September 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the three months ended September 30, 2007, these sales were included in accessories and other within the golf clubs segment.

The $1.0 million (2%) decrease in net sales of golf balls to $48.4 million for the quarter ended September 30, 2008 was due to a decrease of $2.3 million in sales of Top-Flite golf balls partially offset by a $1.5 million increase in Callaway Golf ball sales. The decrease in Top-Flite golf ball sales is primarily due to a decrease in both sales volume and average selling prices. The decrease in sales volumes was largely due to a decline in sales of the older generation XL golf ball models and D2 golf balls, introduced in the first quarter of 2007. The decrease in average selling prices was primarily driven by a shift in product mix due to the introduction of the new XL golf ball models, which carry lower average selling prices than the D2 golf balls. The increase in Callaway Golf ball sales is due to increases in both average selling prices and sales volume. The increase in average selling prices is due to a favorable shift in product mix as a result of the current year introduction of the premium Tour i and Tour ix golf balls, which have higher average selling prices than the Big Bertha and HX Hot golf ball models launched in the prior year. The increase in sales volume is due to the current year introduction of the Tour i, Tour ix and HX Hot Bite golf balls, partially offset by a decrease in sales of older generation HX Hot and HX Tour golf ball models.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,				Growth (Decline)
	2008		2007(2)		Dollars	Percent
Income before provision for income taxes
Golf clubs	$2.8		$16.7		$(13.9)	(83)%
Golf balls	(2.7)		(2.8)		0.1	4%

	$0.1	(1)	$13.9	(1)	$(13.8)	(99)%

(1)	Amounts shown are before the deduction of corporate general and administrative expenses and other income (expenses) of $14.3 million and $11.8 million for the three months ended September 30, 2008 and 2007, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 14 to the Consolidated Condensed Financial Statements— “Segment Information” in this Form 10-Q.
(2)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the three months ended September 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the three months ended September 30, 2007, these sales were included in accessories and other within the golf clubs segment.

Pre-tax income in the Company’s golf clubs operating segment declined to $2.8 million for the quarter ended September 30, 2008 from $16.7 million for the comparable period in the prior year. This decrease is primarily attributable to a decline in net sales as discussed above as well as a decline in gross margin partially offset by a slight improvement in operating expenses. The decline in gross margin is primarily due to planned price reductions on older products as well as a less favorable club product mix during the third quarter of 2008 compared to the third quarter of 2007. This unfavorable shift in product mix is due in part to an overall increase in sales of titanium driver products during the third quarter in 2008, which generally carry lower margins than the Fusion Technology drivers introduced in 2007, as well as an increase in sales of accessories and other products, which generally carry lower margins compared to club products. This unfavorable shift in product mix was partially offset by cost reductions on club components and improved club manufacturing efficiencies as a result of the Company’s gross margin improvement initiatives. The decrease in operating expenses is primarily due to a decrease in employee incentive compensation expense during the third quarter of 2008 compared to the same period in 2007.

Pre-tax income (loss) in the Company’s golf balls operating segment improved to a loss of $2.7 million for the quarter ended September 30, 2008 from a loss of $2.8 million for the comparable period in the prior year. This decline is primarily due to an improvement in gross margins, resulting primarily from a favorable shift in ball product mix as well as improved ball manufacturing efficiencies. These improvements were partially offset by an increase in golf ball raw material costs.

The Company has been actively implementing the gross margin improvement initiatives, which were announced during the fourth quarter of 2006. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed charges of $1.9 million and $1.7 million, respectively, during the third quarter of 2008 and $1.4 million and $2.8 million, respectively, during the comparable period in 2007.

Nine-Month Periods Ended September 30, 2008 and 2007

Net sales decreased $4.3 million (1%) to $945.9 million for the nine months ended September 30, 2008 compared to $950.2 million for the comparable period in the prior year. This decrease reflects a $10.0 million decrease in net sales of the Company’s golf clubs segment partially offset by a $5.7 million increase in net sales of the Company’s golf balls segment as set forth below (dollars in millions):

	Nine Months Ended September 30,		Growth (Decline)
	2008	2007(1)	Dollars	Percent
Net sales
Golf clubs	$764.8	$774.8	$(10.0)	(1)%
Golf balls	181.1	175.4	5.7	3%

	$945.9	$950.2	$(4.3)	(1)%

(1)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the nine months ended September 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the nine months ended September 30, 2007, these sales were included in accessories and other within the golf clubs segment.

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2008	2007	Dollars	Percent
Net sales:
United States	$465.1	$512.5	$(47.4)	(9)%
Europe	171.3	167.3	4.0	2%
Japan	132.7	96.9	35.8	37%
Rest of Asia	67.0	69.0	(2.0)	(3)%
Other Countries	109.8	104.5	5.3	5%

	$945.9	$950.2	$(4.3)	(1)%

Net sales in the United States decreased $47.4 million (9%) to $465.1 million during the first nine months of 2008 compared to the same period in the prior year. This decline was primarily due to reduced demand caused by a less favorable economic environment in the United States in the current year. The Company’s sales in regions outside of the United States increased $43.1 million (10%) to $480.8 million during the first nine months of 2008 compared to the same period in 2007. This increase in international net sales is primarily attributable to an increase of $35.8 million in Japan, primarily due to continued strong sales of a region specific driver introduced in 2008. The increase in international net sales was affected by $19.8 million of net favorable changes in foreign currency rates primarily in Japan and Other Countries. The favorable fluctuations in foreign currency rates were partially offset by selective price reductions taken during 2008 in response to the weakened U.S. dollar.

For the nine months ended September 30, 2008, gross profit decreased $3.1 million to $426.7 million from $429.8 million in the comparable period of 2007. Gross profit as a percentage of net sales remained consistent at 45% in the nine months ended September 30, 2008 and 2007. Gross margins were positively affected by reductions in golf club component costs and improved manufacturing efficiencies as a result of the Company’s gross margin improvement initiatives. Additionally, gross margins were positively affected by favorable changes in foreign currency rates during the nine months ended September 30, 2008. These increases were partially offset by an unfavorable shift in product mix from higher margin woods products to lower margin accessories and other products. See “Segment Profitability” below for further discussion of gross margins. Gross profit for the nine months ended September 30, 2008 was negatively affected by charges of $9.4 million related to the implementation of the Company’s gross margin improvement initiatives compared to $7.5 million for the comparable period in 2007. The increase in gross margin improvement charges during the nine months ended September 30, 2008 is primarily due to costs associated with the consolidation of golf ball production operations into other existing locations, which resulted in the closure of the Company’s golf ball manufacturing facility in Gloversville, New York during 2008.

Selling expenses increased $4.4 million (2%) to $226.4 million in the nine months ended September 30, 2008 compared to $222.0 million in the comparable period of 2007. As a percentage of sales, selling expenses increased to 24% for the first nine months in 2008 compared to 23% for the comparable period of 2007. The dollar increase in selling expense was primarily due to increases of $2.0 million in travel and entertainment expenses, $1.6 million in consulting costs to support brand awareness initiatives and $0.8 million in depreciation expense as a result of the current year purchase of displays and shelving fixtures. In addition, employee costs increased slightly primarily as a result of an increase in salaries and wages almost entirely offset by a decrease in employee incentive compensation expense. These increases were partially offset by a decrease of $2.5 million in share-based compensation expense related to non-employees. Additionally, the Company’s selling expenses were unfavorably impacted by changes in foreign exchange rates on non-U.S. selling expenses.

General and administrative expenses increased $0.4 million (1%) to $65.5 million in the nine months ended September 30, 2008 compared to $65.1 million in the comparable period of 2007. As a percentage of sales, general and administrative expenses remained consistent at 7% during the first nine months in 2008 and 2007. This increase in general and administrative expenses was primarily generated by a $3.8 million gain which was recognized in connection with the sale of a building during the first nine months of 2007. This increase was partially offset by a decrease of $1.7 million in legal expenses associated with intellectual property rights litigation. In addition, employee costs decreased by $1.5 million primarily as a result of decreases in employee incentive compensation expense and deferred compensation expense, partially offset by an increase in salaries and wages due to salary merit increases year over year.

Research and development expenses decreased $1.8 million (7%) to $22.1 million in the nine months ended September 30, 2008 compared to $23.9 million in the comparable period of 2007. As a percentage of sales, research and development expenses decreased to 2% in the first nine months of 2008 compared to 3% in the comparable period in 2007. The dollar decrease was primarily due to a decrease in employee incentive compensation expense.

Other expense increased by $1.6 million in the nine months ended September 30, 2008 to $3.6 million compared to $2.0 million in the comparable period of 2007. This increase is primarily attributable to $1.8 million in net expenses recognized in connection with unfavorable changes in the asset value of the Company’s deferred compensation plan combined with a decrease of $1.0 million in net foreign currency fluctuation gains. These increases in expense were partially offset by a $0.9 million decrease in interest expense as a result of a decline in interest rates.

The effective tax rate for the nine months ended September 30, 2008 was 37% compared to 39% for the nine months ended September 30, 2007. The decrease in the tax rate is primarily due to the release of tax contingencies related to both the settlement of the Internal Revenue Service examination for tax years 2001 through 2003 and the expiration of the statute of limitations for the 2004 tax year.

Net income for the nine months ended September 30, 2008 decreased by $1.4 million (2%) to $69.3 million from net income of $70.7 million in the comparable period of 2007. Diluted earnings per share improved to $1.08 per share (based on 64.0 million shares outstanding) in the nine months ended September 30, 2008 compared to diluted earnings of $1.03 per share (based on 68.4 million shares outstanding) in the comparable period of 2007. Net income and earnings per share were favorably impacted during the first nine months in 2008 by a reduction in unrecognized tax benefits of $1.4 million ($0.02 per share) as a result of the settlement of tax matters before the IRS Appeals Office, and negatively impacted by after-tax charges of $5.9 million ($0.09 per share) related to costs associated with the implementation of the Company’s gross margin improvement initiatives. Net income for the first nine months in 2007 was positively impacted by an after-tax gain of $2.3 million ($0.03 per share) that was recognized in connection with the sale of a building in August 2007, and negatively affected by after-tax charges of $4.6 million ($0.07 per share) related to costs associated with the implementation of the Company’s gross margin improvement initiatives.

Golf Clubs and Golf Balls Segments Results for the Nine Months Ended September 30, 2008 and 2007

The Company experienced an increase in net sales during the first half of 2008 primarily due to an increase in international sales as a result of strong demand for its current year product introductions and favorable changes in foreign currency rates. This increase in sales internationally was partially offset by a decline in sales in the United States primarily due to reduced demand caused by a less favorable economic environment compared to the prior year. During the third quarter of 2008, the deteriorating economic conditions in the Unites States began to spread to most of the Company’s international markets and the conditions in the United States worsened resulting in an overall decrease in net sales for the nine months ended September 30, 2008.

Golf Clubs Segment

Net sales information by product category is summarized as follows (in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2008	2007(1)	Dollars	Percent
Net sales:
Woods	$237.0	$273.6	$(36.6)	(13)%
Irons	260.3	263.8	(3.5)	(1)%
Putters	88.8	88.5	0.3	—
Accessories and other	178.7	148.9	29.8	20%

	$764.8	$774.8	$(10.0)	(1)%

(1)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the nine months ended September 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the nine months ended September 30, 2007, these sales were included in accessories and other within the golf clubs segment.

The $36.6 million (13%) decrease in net sales of woods to $237.0 million for the nine months ended September 30, 2008 is primarily attributable to a decrease in both average selling prices and sales volume in the first nine months of 2008 compared to the same period in the prior year. In 2007, the Company launched a more extensive line of drivers relative to 2008. This expected decrease in new driver introductions contributed to a reduction in overall average selling prices within the woods category, as drivers, particularly premium Fusion Technology drivers, carry a higher sales price than fairway woods and hybrids. In addition, average selling prices were negatively affected during the nine months ended September 30, 2008 by planned price reductions on older woods products, primarily on Big Bertha 460 titanium drivers, Fusion Technology drivers and X fairway woods. The decrease in sales volume was due to a decline in sales of the Company’s older Fusion Technology drivers as well as fairway woods which were in the second year of their product lifecycles.

The $3.5 million (1%) decrease in net sales of irons to $260.3 million for the nine months ended September 30, 2008 resulted from a decrease in sales volume partially offset by an increase in average selling prices in the first nine months of 2008 compared to the same period in the prior year. The decrease in sales volume was primarily due to an anticipated decline in sales of the X-20 and X-Forged irons, which were launched during the first quarter of 2007. These decreases were partially offset by an increase in sales volume of the current year Fusion Technology irons and X-Forged series wedges. The increase in average selling prices is primarily due to a favorable shift in product mix as a result of the current year introduction of premium Fusion Technology irons and X-Forged Series wedges, which carry higher average sales prices than the X-20 and X-Forged irons, launched in the prior year. In addition, average selling prices were negatively affected by close out pricing taken on older Big Bertha irons during the first nine months of 2008.

The $0.3 million increase in net sales of putters to $88.8 million for the nine months ended September 30, 2008 resulted from an increase in average selling prices partially offset by a decrease in sales volumes during the first nine months of 2008 compared to the same period in the prior year. The increase in average selling prices is primarily attributable to the current year introduction of the premium Black Series-i putter line, which carries a higher sales price than the Black Series putters launched in the prior year. This increase was partially offset by a decrease in sales of the Company’s older White Hot XG series putter models.

The $29.8 million (20%) increase in sales of accessories and other products to $178.7 million is primarily attributable to the current year introduction of the Top-Flite packaged recreational sets in addition to an increase in sales of the Callaway Golf Collection line of accessories and golf bags.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2008	2007(1)	Dollars	Percent
Net sales:
Golf balls	$181.1	$175.4	$5.7	3%

(1)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the nine months ended September 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the nine months ended September 30, 2007, these sales were included in accessories and other within the golf clubs segment.

The $5.7 million (3%) increase in net sales of golf balls to $181.1 million for the nine months ended September 30, 2008 was due to a $10.7 million increase in Callaway Golf ball sales, partially offset by a decrease of $4.2 million in sales of Top-Flite golf balls. The increase in Callaway Golf ball sales is due to an increase in average selling prices as well as an increase in sales volume. The increase in average selling prices and sales volume is primarily due to favorable consumer acceptance of the current year premium HX Tour i and Tour ix series golf balls and the HX Hot Bite golf balls, which have higher average selling prices than the Big Bertha and HX Hot golf ball models launched during the same period in the prior year. The decrease in Top-Flite golf ball sales is primarily due to a decrease in sales volume. The decrease in sales volumes was largely due to a reduction in sales of the older generation XL golf ball models as well as the D2 golf balls. This decrease is partially offset by an increase in sales volume of the new Gamer and Freak golf ball models, which were introduced during the first quarter of 2008.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,				Growth (Decline)
	2008		2007(2)		Dollars	Percent
Income before provision for income taxes
Golf clubs	$146.2		$155.8		$(9.6)	(6)%
Golf balls	10.0		8.7		1.3	15%

	$156.2	(1)	$164.5	(1)	$(8.3)	(5)%

(1)	Amounts shown are before the deduction of corporate general and administration expenses and other income (expenses) of $47.0 million and $47.6 million for the nine months ended September 30, 2008 and 2007, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 14 to the Consolidated Condensed Financial Statements—“Segment Information” in this Form 10-Q.
(2)	Prior year amounts have been reclassified to conform to the current year presentation. Net sales for the Company’s golf clubs and golf balls segments for the nine months ended September 30, 2007 have been reclassified to include sales in connection with the Company’s special markets in their appropriate product categories. During the nine months ended September 30, 2007, these sales were included in accessories and other within the golf clubs segment.

Pre-tax income in the Company’s golf clubs operating segment decreased to $146.2 million for the nine months ended September 30, 2008 from $155.8 million for the comparable period in the prior year. The decrease in the golf clubs operating segment pre-tax income is primarily attributable to a decline in net sales as discussed above combined with a slight decline in gross margin as well as an increase in operating expense. The decline in gross margin is primarily due to a less favorable club product mix during the first nine months of 2008 compared to the first nine months of 2007. This unfavorable shift in product mix is due in part to an overall increase in sales of titanium driver products during the first half of 2008, which generally carry lower margins than the Fusion Technology drivers introduced in 2007, as well as an increase in sales of accessories and other products, which generally carry lower margins compared to club products. This unfavorable shift in product mix was partially offset by cost reductions on club components and improved club manufacturing efficiencies as a result of the Company’s gross margin improvement initiatives. In addition, operating expenses increased as a result of an increase in travel expense in connection with the Company’s international growth as well as an increase in consulting expenses during the first nine months of 2008 compared to the same time period in 2007. These increases in operating expenses were partially offset by a decrease in employee incentive compensation and share-based compensation expense related to non-employees.

Pre-tax income in the Company’s golf balls operating segment increased to $10.0 million for the nine months ended September 30, 2008 from $8.7 million for the comparable period in the prior year. The increase in the golf balls operating segment pre-tax income is primarily due to an increase in net sales as discussed above combined with a slight improvement in gross margins. This improvement was primarily due to a favorable shift in product mix as a result of the higher margin HX Hot Bite, Tour i series and legacy golf balls launched during the first nine months of 2008 compared to lower margin HX Hot golf balls launched during the same time period in 2007, as well as improved ball manufacturing efficiencies as a result of the Company’s gross margin improvement initiatives.

The Company has been actively implementing the gross margin improvement initiatives, which were announced during the fourth quarter of 2006. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed charges of $4.1 million and $5.4 million, respectively, during the nine months ended September 30, 2008 and $4.6 million and $2.9 million, respectively, during the comparable period in 2007.

Financial Condition

The Company’s cash and cash equivalents increased $0.7 million (2%) to $50.6 million at September 30, 2008, from $49.9 million at December 31, 2007. Although cash and cash equivalents remained relatively flat period over period, the Company’s cash generated from operating activities during the nine months ended September 30, 2008 decreased $85.5 million to $60.3 million compared to the same period in the prior year. This decrease is primarily due to a greater decline in inventory levels during the nine months ended September 30, 2007 compared to the nine months ended September 2008 due to the implementation of the Company’s inventory reduction initiatives announced in February 2007. Additionally, the Company paid its 2007 employee bonuses in February 2008, whereas no bonuses were paid during the fiscal year ended 2007, resulting in a greater use of cash for employee incentive compensation during the nine months ended September 30, 2008 compared to the same period in the prior year. During the nine months ended September 30, 2008, the Company used its cash generated from operating activities of $60.3 million to fund $33.5 million in capital projects and repurchase $23.0 million of Company stock. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facilities, as deemed necessary.

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections. As of September 30, 2008, the Company’s net accounts receivable increased $40.6 million to $152.7 million from $112.1 million as of December 31, 2007. The increase in accounts receivable reflects the seasonality of the Company’s business and is primarily attributable to net sales of $213.5 million during the third quarter of 2008 compared to net sales of $174.4 million during the fourth quarter of 2007. The Company’s net accounts receivable decreased $12.3 million as of September 30, 2008 compared to the Company’s net accounts receivable as of September 30, 2007. This decrease is primarily due to the $22.1 million decline in sales during the third quarter of 2008 compared to the same period of 2007. This decrease was partially offset by slightly longer standard payment terms for the Company’s off-course customers in connection with the current year sales programs.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s net inventory decreased $32.7 million to $220.3 million as of September 30, 2008 compared to $253.0 million as of December 31, 2007. The Company’s net inventory increased $6.4 million as of September 30, 2008 compared to the Company’s net inventory as of September 30, 2007. This increase in inventory is to support an increase in planned product launches for the fourth quarter of 2008 compared to the prior year. As a percent of trailing twelve month sales, inventory at September 30, 2008 was 19.7% compared to 19.0% for the same period in the prior year.

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

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability can be effectively limited by the financial covenants contained therein. As of September 30, 2008, the maximum amount that could be borrowed under the Line of Credit was $250.0 million, of which $40.0 million was outstanding and due within one year.

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

The Line of Credit requires the Company to meet certain financial covenants and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of September 30, 2008, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with amendments to the Line of Credit, were $2.1 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $1.0 million as of September 30, 2008, of which $0.3 million was included in prepaid and other current assets and $0.7 million in other long-term assets in the consolidated condensed balance sheet included in this report.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash and contractual obligations as of September 30, 2008 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Line of credit	$40.0	$40.0	$—	$—	$—
Operating leases(1)	35.1	11.0	12.8	5.6	5.7
Unconditional purchase obligations(2)	118.7	67.9	49.4	1.3	0.1
Deferred compensation(3)	7.0	0.6	0.3	0.3	5.8
Uncertain income tax contingencies(4)	15.1	1.0	4.6	6.0	3.5

Total(5)	$215.9	$120.5	$67.1	$13.2	$15.1

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
(2)	During the normal course of business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, endorsement agreements with professional golfers and other endorsers and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than one year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(3)	The Company has an unfunded, non-qualified deferred compensation plan. The deferred compensation plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries after retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other assets and was $8.0 million at September 30, 2008.
(4)	Amount represents total uncertain income tax positions related to the adoption of FIN 48, which is comprised of a short-term income tax payable of $1.2 million and a long-term income tax payable of $13.9 million. For further discussion see Note 4 to the Consolidated Condensed Financial Statements—“Income Taxes” in this Form 10-Q.
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

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to Golf Entertainment International Limited (“GEI”) (see Note 6 to the Consolidated Condensed Financial Statements—“Investments” in this Form 10-Q). The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make.

Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended September 30, 2008 was not material to the Company’s financial position, results of operations or cash flows.

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

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $45 to $50 million for the year ended December 31, 2008. Of this amount, approximately $12 million will be used in support of the Company’s building improvement and consolidation projects. The remaining amount will be used for capital expenditures in support of the Company’s ongoing operating requirements.

Off-Balance-Sheet Arrangements

In connection with the Company’s investment in GEI, (see Note 6 to the Consolidated Condensed Financial Statements—“Investments” in this Form 10-Q), in February 2008, the Company and another GEI shareholder entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8.0 million for a loan that was issued to a subsidiary of GEI. The Company is currently responsible for $5.5 million of the total guaranteed amount. This letter of credit is scheduled to expire one year from the date of issuance.

In addition, at September 30, 2008, the Company had total outstanding commitments on non-cancelable operating leases of approximately $35.1 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 10 years expiring at various dates through November 2017, with options to renew at varying terms.

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

The Company uses derivative financial instruments for hedging purposes to mitigate its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with creditworthy firms. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from its credit facility.

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

At September 30, 2008 and 2007, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $62.3 million and $39.4 million, respectively. At September 30, 2008 and 2007, there were no outstanding foreign exchange contracts designated as cash flow hedges.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2008 through its derivative financial instruments.

The estimated maximum one-day loss from the Company’s foreign currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $6.6 million at September 30, 2008. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $6.6 million at September 30, 2008 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2008, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Acushnet filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the patents asserted by Callaway Golf. Although the PTO agreed the petitions for reexamination raised substantial new questions of patentability, and has issued multiple administrative decisions rejecting the claims of all four of the patents, the PTO has not made a final and binding determination as to the validity of any of the patents. The Company expects that some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will be affirmed by the PTO. To the extent claims previously approved are no longer allowed upon the conclusion of the reexamination process, the Company is likely to appeal such actions to the Board of Patent Appeals and then, if not successful, to the United States Court of Appeals for the Federal Circuit. In the meantime, the interim rulings by the PTO do not void the Court’s judgment.

On June 9, 2007, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 07-367, against Acushnet Company asserting that sales of certain Titleist and Cobra branded drivers infringe one or more of Callaway Golf’s U.S. patent numbers 6,348,015; 6,478,692; 6,669,579; 6,685,576; and 6,949,032. In a counterclaim, Acushnet has asserted that sales of certain Callaway Golf drivers infringe one or more of three patents issued to Acushnet, namely U.S. patent numbers 6,960,142, 7,041,003, and 7,140,975. The parties have agreed in principle to resolve this matter on confidential terms.

On February 27, 2007, the Company and Dailey & Associates (an advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07 CV 0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contend that Callaway Golf is required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services,” and to make contributions to the Plans based upon a percentage of that total amount. The Company is seeking a declaration that it is not required to contribute beyond the contributions already made, or alternatively, is obligated to pay nothing and is entitled to restitution for all contributions previously made to the Plans. The Plans filed a counterclaim to compel an audit and to recover unpaid Plan contributions, as well as liquidated damages, interest, and reasonable audit and attorneys’ fees. The Company recently agreed to dismiss its claims against SAG in return for SAG’s agreement to be bound by the result of the Company’s litigation with the Plans. A pretrial conference is set for February 9, 2009. No trial date has been set.

On January 16, 2008, the Company issued a notice of default to Ashworth Inc. under the parties’ May 14, 2001 License Agreement, as amended from time to time (“Agreement”). Under the Agreement, Ashworth had thirty (30) days from the date of notice in which to cure a default. Ashworth denied that any breach has occurred, and did not take the steps requested by the Company to cure. Accordingly, it is the Company’s belief that it has the right to terminate the Agreement and has communicated that assessment to Ashworth. The parties conducted a mediation of the issue on April 23, 2008, pursuant to dispute resolution procedures specified in the Agreement. The matter was not resolved at the mediation and the Company demanded binding arbitration of its right to terminate. The arbitration is set to commence on November 3, 2008. Ashworth announced on October 13, 2008, that TaylorMade-adidas Golf, through a subsidiary of TaylorMade Golf Company, Inc., is seeking to acquire all of the shares of Ashworth in a tender offer of $1.90 per share. A change in control of Ashworth provides Callaway Golf with additional termination rights pursuant to the Agreement.

On February 13, 2008, Ogio International Inc. filed a complaint for patent infringement against Callaway Golf in the United States District Court, for the District of Utah, Case No. 08cv116. Specifically, Ogio alleges that Callaway Golf’s sales of Warbird XTT, Warbird Hot, Terra Firma X, Terra Firma XI, CX Cart, Euro Stand, and Matrix and Hyper-X golf bags infringe one or more claims of United States Patents numbered 6,877,604 and 7,213,705. The complaint seeks compensatory damages and an injunction. The Company has answered the complaint denying that it infringes the patents. Discovery has not yet commenced and no trial date has been set.

On May 8, 2008, Mr. Inaba filed a suit against Callaway Golf Japan in the Osaka District Court in Japan. Mr. Inaba has alleged that certain golf balls sold by Callaway Golf Japan with a hex aerodynamic pattern infringe his Japanese utility design patent No. 3,478,303 and his Japanese design patent No. 1,300,582. Mr. Inaba is seeking damages pursuant to a royalty based on sales. The Court has ordered Callaway Golf Japan to submit a brief outlining its non-infringement and invalidity positions on or before October 30, 2008, and set a further hearing for November 7, 2008 to consider Callaway Golf Japan’s defenses.

On May 13, 2008, Clear with Computers, LLC (“CWC”) filed a patent infringement suit against Callaway Golf Company, Callaway Golf Interactive, Inc., and forty-five other defendants in the Eastern District of Texas.

CWC alleges that Callaway Golf’s websites (www.callawaygolf.com, www.odysseygolf.com, www.benhogan.com, and www.topflite.com) infringe U.S. Pat. Nos. 5,615,342 and 5,367,627, relating to computer-assisted proposal generation and part sales methods. Pursuant to its complaint, CWC seeks compensatory damages and an injunction. Callaway Golf Company and Callaway Golf Interactive, Inc. have answered the complaint, denying infringement and asserting that the patents are invalid. At a scheduling conference held on October 6, 2008, the Court set various pretrial dates and a trial date on March 8, 2010.

On July 11, 2008, the Company was sued in the Eastern District of Texas by Nicholas Colucci, dba EZ Line Putters, pursuant to a complaint asserting that the Odyssey White Hot XG No. 7, White Hot XG (Long) No. 7, Black Series i No. 7, and White Hot XG Sabertooth putters infringe U.S. Patent No. 4,962,927 and infringe the alleged trade dress of plaintiff’s EZ Line putters. The Company responded to the complaint on September 5, 2008, denying that it infringes the patent or the trade dress. Pursuant to a scheduling conference held on October 6, 2008, the Court set various pretrial deadlines and a trial date of March 1, 2010.

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

In November 2007, the Board of Directors authorized a repurchase program (the “November 2007 repurchase program”) for the Company to repurchase shares of its common stock up to a maximum cost to the Company of $100.0 million, which will remain in effect until completed or otherwise terminated by the Board of Directors.

During the three months ended September 30, 2008, the Company repurchased 219,000 shares of its common stock at a weighted average cost per share of $13.21 for a total cost of $2.9 million under the November 2007 repurchase program. As of September 30, 2008, the Company remained authorized to repurchase up to an additional $77.0 million of its common stock under this program.

The following schedule summarizes the status of the Company’s repurchase programs (in thousands, except per share data):

	Three Months Ended September 30,
	2008
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
July 1, 2008 – July 31, 2008	—	$—	—	$79,924
August 1, 2008 – August 31, 2008	219	$13.21	219	$77,030
September 1, 2008 – September 30, 2008	—	$—	—	$77,030

Total	219	$13.21	219	$77,030

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Fourth Amended and Restated Bylaws, as amended and restated as of February 21, 2008, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission on February 28, 2008 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

10.50	Callaway Golf Company First Amended and Restated Chief Executive Officer Employment Agreement, effective as of September 3, 2008, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 5, 2008 (file no. 1-10962).

10.51	Notice of Grant of Stock Option and Option Agreement, effective as of September 3, 2008, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 5, 2008 (file no. 1-10962).

10.52	Employee Stock Unit Grant Agreement, effective as of September 3, 2008, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 5, 2008 (file no. 1-10962).

10.53	Cash Unit Grant Agreement, effective as of September 3, 2008, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 5, 2008 (file no. 1-10962).

31.1	Certification of George Fellows pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Senior Executive Vice President and Chief Financial Officer

Date: October 30, 2008

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