Form 10-K
period 2008-12-31
CALLAWAY GOLF CO
filed 2009-02-27
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the Registrant’s Common Stock held by nonaffiliates of the Registrant was $743,582,138 based on the closing sales price of the Registrant’s Common Stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers, shares held in treasury, and shares held by the Company’s grantor stock trust without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.

As of January 31, 2009, the number of shares of the Registrant’s Common Stock outstanding was 64,461,470, and there were no shares of the Registrant’s Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“Commission”) pursuant to Regulation 14A in connection with the Registrant’s 2009 Annual Meeting of Shareholders, which is scheduled to be held on May 19, 2009. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2008.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future dividends, cash flows and liquidity, as well as estimated unrecognized compensation expense, projected capital expenditures, future contractual obligations, future global economic conditions, customer orders and consumer discretionary spending, as well as future changes in foreign currency rates are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in foreign currency rates, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including those affecting the implementation of the Company’s gross margin initiatives, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in this report, as well as the Company’s other reports on Forms 10-Q and 8-K subsequently filed with the Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Better Game By Design—A Passion For Excellence—Apex—Ben Hogan—BH—Big Bertha—Big Bertha Diablo—Black Series—Callaway—Callaway Collection—Callaway Golf—Callaway Golf Drysport—Chev—Chevron Device—Complete—Demonstrably Superior and Pleasingly Different—Dimple-in-Dimple—Divine Line—Dual Force—ERC—Explosive Distance.Amazing Soft Feel—Flying Lady—Ft-i—FTi-brid—FT-3—FT-5—FT-9—Fusion—Freak-Fusion—Game Series—Gems—Great Big Bertha—Heavenwood—Hogan—HX—HX Hot—Hx Hot Bite—HX Pearl—HX Tour—Hyper X-IMIX—Little Ben—Marksman—Molitor—Number One Putter in Golf—Odyssey—OptiFit-ORG.14—Rossie—S2H2—Sabertooth—SRT—SenSert—Speed Slot—Squareway—Steelhead—Strata—Stronomic—Sure-Out—Teron—TF design—Tech Series—Top-Flite—Top-Flite D2—Top-Flite XL—Tour Authentic—Tour Deep—Tour i—Tour iX—Trade In! Trade Up!—TriBall—Tru Bore—Tunite—VFT—War Bird—Warbird—Warmsport—White Hot—White Hot Tour—White Hot XG—White Steel—Windsport—World’s Friendliest—X-20—X-20 Tour—X460—XL 3000—XJ Series—XL Extreme—X-Forged—X Hot—X-Series—X-Sole—X-SPANN—Xtra Traction Technology—X-Tour—XTT—Xtra Width Technology—XWT.

CALLAWAY GOLF COMPANY

PART I

Item 1.	Business

Callaway Golf Company (the “Company” or “Callaway Golf”) was incorporated in California in 1982 and reincorporated in Delaware on July 1, 1999 with the main purpose of designing, manufacturing and selling high quality golf equipment. In 1997, the Company acquired substantially all of the assets of Odyssey Sports, Inc., which manufactured and marketed the Odyssey brand of putters and wedges. In 1998, the Company began a reorganization of its international operations by acquiring the distribution rights in certain key international markets. As a result, during 1998 through 2001, the Company acquired distribution rights and substantially all of the assets from its distributors in Japan, France, Belgium, Norway, Denmark, Germany, Ireland, Spain, Canada, Korea and Australia. In 2000, the Company entered the golf ball business with the release of its first golf ball product. In 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of the TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.), which included golf ball manufacturing facilities, the Top-Flite and Ben Hogan brands, and all golf-related patents and trademarks (the “Top-Flite Acquisition”). Beginning in 2001, the Company and its participating retailers partnered with FrogTrader, Inc. to develop the Trade In! Trade Up! program. In 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader, Inc. (which subsequently changed its name to Callaway Golf Interactive, Inc.). The Company acquired FrogTrader, Inc. to stimulate purchases of new clubs by growing its Trade In! Trade Up! program and to enable the Company to better manage the distribution of pre-owned golf clubs. In 2008, the Company acquired certain assets and liabilities of uPlay, LLC, a developer and marketer of global positioning system (“GPS”) devices. The Company acquired uPlay, LLC to expand its accessories business by adding satellite-based range finders and for the potential application for other products as well. The Company currently has the following wholly-owned operating subsidiaries: Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc. (f/k/a The Top-Flite Golf Company), Callaway Golf Interactive, Inc., Callaway Golf Europe Ltd., Callaway Golf K.K., Callaway Golf Korea Ltd., Callaway Golf Canada Ltd., Callaway Golf South Pacific PTY Ltd., Callaway Golf (Shanghai) Trading Company, Ltd., Callaway Golf Malaysia Sdn. Bhd. (834371-X) (formerly known as Titanium Winners Sdn. Bhd.), and Callaway Golf (Thailand) Ltd.

The Company, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls. The Company also sells golf accessories such as golf bags, golf gloves, golf footwear, golf and lifestyle apparel, golf headwear, eyewear, golf towels and golf umbrellas. The Company generally sells its products to golf retailers (including pro shops at golf courses as well as off-course retailers), sporting goods retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third-party distributors. The Company also sells pre-owned golf products through its website, www.callawaygolfpreowned.com. In addition, in November of 2006, the Company launched an online store, where consumers can place an order for Callaway Golf, Top-Flite, Ben Hogan and Odyssey products through its website Shop.CallawayGolf.com and have the order fulfilled by a local participating retailer or in certain circumstances, by the Company. The Company’s products are sold in the United States and in over 100 countries around the world. The Company’s products are designed for the enjoyment of both amateur and professional golfers. Golfers generally purchase the Company’s products on the basis of performance, ease of use, brand recognition and appearance. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on products such as golf and lifestyle apparel, watches, rangefinders, practice aids and travel gear. The Company’s business is seasonal and as a result approximately two-thirds of its sales and most, if not all, of its profitability occur during the first half of its fiscal year (see below “Certain Factors Affecting Callaway Golf Company” contained in Item 1A).

Financial Information about Segments and Geographic Areas

Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 17 to the Company’s Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006 (“Consolidated Financial Statements”), which note is incorporated herein by this reference and is included as part of Item 8—“Financial Statements and Supplementary Data.”

Products

The Company designs, manufactures and sells high quality golf clubs, golf balls and golf accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s products are designed for golfers of all skill levels, both amateur and professional.

The following table sets forth the contribution to net sales attributable to the principal product groups for the periods indicated:

	Year Ended December 31,
	2008		2007		2006
	(In millions)
Drivers and fairway woods	$268.3	24%	$305.9	27%	$266.5	26%
Irons	308.5	28%	309.6	27%	288.0	28%
Putters	101.7	9%	109.1	10%	102.7	10%
Golf balls	223.1	20%	213.1	19%	214.8	21%
Accessories and other	215.6	19%	186.9	17%	145.9	15%

Net sales	$1,117.2	100%	$1,124.6	100%	$1,017.9	100%

For a discussion regarding the changes in net sales for each product group from 2008 to 2007 and from 2007 to 2006, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.

The Company’s current principal products by product group are described below:

Drivers and Fairway Woods. This product category includes sales of the Company’s drivers, fairway woods and hybrid products, which are sold under the Callaway Golf, Top-Flite and Ben Hogan brands. These products are generally made of metal (either titanium or steel) or a combination of metal and a composite material. The Company’s products compete at various price levels in the drivers and fairway woods category. In general, metal drivers, fairway woods and hybrids that incorporate composite materials sell at higher price points than titanium drivers and fairway woods, and titanium products sell at higher price points than steel products. The Company’s drivers, fairway woods and hybrid products are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current drivers, fairway woods and hybrid products conform to the current rules of the United States Golf Association (the “USGA”) or the Royal and Ancient Golf Club of St. Andrews (the “R&A”), as applicable to the markets in which the products are intended to be sold.

Irons. This product category includes sales of the Company’s irons and wedges, which are sold under the Callaway Golf, Top-Flite and Ben Hogan brands. The Company’s irons are generally made of metal (either titanium, steel or special alloy) or a composite material (a combination of metal and polymer materials). The Company’s products compete at various price levels in the irons category. In general, the Company’s composite metal, titanium and special alloy irons sell at higher price points than its steel irons. The Company’s irons are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current iron products conform to the current rules of the USGA and the R&A.

Putters. This product category includes sales of the Company’s putters, which are sold under the Odyssey, Callaway Golf and Top-Flite brands. The Company’s products compete at multiple price levels in the putters’ category. The Company’s putters are available in a variety of styles, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current putter products conform to the current rules of the USGA and the R&A.

Golf Balls. This product category includes sales of the Company’s golf balls, which are primarily sold under the Callaway Golf and Top-Flite brands. The Company’s golf balls are generally either a 2-piece golf ball

(consisting of a core and cover) or a multilayer golf ball (consisting of two or more components in addition to the cover). The Company’s golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate innovative designs, including the Company’s proprietary HEX Aerodynamics (i.e., a series of hexagons and pentagons separated by tubular ridges), dimple-in-dimple and deep dimple technologies. The Company’s products compete at all price levels in the golf ball category. In general, the Company’s multilayer golf balls sell at higher price points than its 2-piece golf balls. All of the Company’s current golf ball products conform to the current rules of the USGA and the R&A.

Accessories and Other. This product category includes sales of golf bags, golf gloves, golf footwear, recreational club sets, headwear, towels, umbrellas, eyewear and other accessories, as well as sales of pre-owned products through Callaway Golf Interactive, Inc. Additionally, this product category includes royalties from licensing of the Company’s trademarks and service marks on products such as golf and lifestyle apparel, watches, travel gear, rangefinders and practice aids.

Product Design and Development

Product design at the Company is a result of the integrated efforts of its brand management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created a work environment in which new ideas are valued and explored. In 2008, 2007 and 2006, the Company invested $29.4 million, $32.0 million and $26.8 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new products.

The Company has the ability to create and modify product designs by using computer aided design (“CAD”) software, computer aided manufacturing (“CAM”) software and computer numerical control milling equipment. CAD software enables designers to develop computer models of new product designs. CAM software is then used by engineers to translate the digital output from CAD computer models so that physical prototypes can be produced. Further, the Company utilizes a variety of testing equipment and computer software, including golf robots, launch monitors, a proprietary virtual test center, a proprietary performance analysis system, an indoor test range and other methods to develop and test its products. Through the use of these technologies, the Company has been able to accelerate and make more efficient the design, development and testing of new golf clubs and golf balls.

For certain risks associated with product design and development, see below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Manufacturing

Golf Clubs

The Company’s drivers, fairway woods, hybrids, irons, wedges and putters are assembled at the Company’s facilities in Carlsbad, California and at various other third-party sites outside of the United States. The Company’s products are assembled using components obtained from suppliers both internationally and within the United States. Significant progress has been made in automating certain facets of the manufacturing process during the last few years and continued emphasis will be placed on automated manufacturing by the Company. However, the overall golf club assembly process remains fairly labor intensive, and requires extensive global supply chain coordination.

Golf Balls

During 2008, most of the Company’s golf balls were manufactured at the Company’s facilities in Chicopee, Massachusetts. In connection with the Company’s gross profit improvement initiatives and its actions to improve the profitability of its golf ball business, the Company has taken actions to consolidate its golf ball operations into existing locations within and outside of the United States. As a result of these initiatives, in May 2008, the Company announced the closure of its golf ball manufacturing facility in Gloversville, New York. See Note 5 to the Consolidated Financial Statements, “Restructuring and Integration Initiatives.” Overall, although a significant amount of labor is still used in the golf ball manufacturing process, the golf ball manufacturing process is much more automated than the golf club assembly process.

The Company purchases raw materials from numerous domestic and international suppliers in order to meet scheduled production needs. Raw materials include steel, titanium alloys and carbon fiber for the manufacturing of golf clubs and rubber for the manufacturing of golf balls. For certain risks associated with golf club and golf ball manufacturing, see below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Sales and Marketing

Sales in the United States

Approximately 50%, 53% and 56% of the Company’s net sales were derived from sales within the United States in 2008, 2007 and 2006, respectively. The Company primarily sells to both on- and off-course golf retailers and sporting goods retailers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. The Company also sells certain products to mass merchants. On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 5% of the Company’s consolidated revenues in 2008, and 3% in both 2007 and 2006. On a segment basis, the golf ball customer base is much more concentrated than the golf club customer base. In 2008, the top five golf ball customers accounted for approximately 20% of the Company’s total consolidated golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

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

The Company also has a separate team of club fitting specialists who focus on the Company’s custom club sales. Custom club sales are generated primarily from the utilization of the Company’s club fitting programs such as performance centers, which utilize high speed cameras and precision software to capture relevant swing data. All performance centers are also equipped with the Optifit Fitting System, which is a custom fitting system that enables golfers to experiment with an extensive variety of clubhead and shaft combinations based on the golfers’ individual swing in order to find the set of golf clubs that fits their personal specifications. The Optifit Fitting System is also utilized by participating on-and off-course retail stores. In addition, the Company utilizes iron and wood fitting carts as well as tour fitting vans with club fitting and building capabilities. Club fittings are performed by golf professionals who are specifically trained to fit golfers of all abilities into custom-fitted clubs. The Company believes that offering golfers the opportunity to increase performance with custom club specifications increases sales and promotes brand loyalty.

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

Sales Outside of the United States

Approximately 50%, 47% and 44% of the Company’s net sales were derived from sales for distribution outside of the United States in 2008, 2007 and 2006, respectively. The Company does business (either directly or through its subsidiaries and distributors) in more than 100 countries around the world. The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will continue to be an important element in the future growth and success of the Company.

The majority of the Company’s international sales are made through its wholly-owned subsidiaries located in Europe, Japan, Canada, Korea, Australia and China. In addition to sales through its subsidiaries, the Company also sells through distributors in over 60 foreign countries, including Singapore, Taiwan, the Philippines, South Africa, Argentina and various countries in South America. Prices of golf clubs and balls for sales by distributors outside of the United States generally reflect an export pricing discount to compensate international distributors for selling and distribution costs. A change in the Company’s relationship with significant distributors could negatively impact the volume of the Company’s international sales.

The Company’s sales programs in foreign countries are specifically designed based upon local laws and competitive conditions. Some of the sales programs utilized include the custom club fitting experiences and the Preferred Retailer Program or variations of those programs employed in the United States as described above.

Conducting business outside of the United States subjects the Company to increased risks inherent in international business. These risks include but are not limited to foreign currency risks, increased difficulty in protecting the Company’s intellectual property rights and trade secrets, unexpected government action or changes in legal or regulatory requirements, and social, economic or political instability. For a complete discussion of these risk factors, see “Certain Factors Affecting Callaway Golf Company” contained in Item 1A below.

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

Online Store

In November of 2006, the Company announced Shop.CallawayGolf.com, an alliance between Callaway Golf and its network of authorized U.S. retailers that links consumers and golf retailers by allowing the consumer to place an order through Callaway Golf’s website and have it fulfilled by a local participating retailer, or by the Company. This website is also accessible via the Company’s main website, www.CallawayGolf.com. The website offers the full line of official Callaway Golf, Top-Flite and Odyssey products, including drivers, fairway woods, hybrids, irons, golf balls, footwear, eyewear, apparel and accessories.

Advertising and Promotion

Within the United States, the Company has focused its advertising efforts mainly on a combination of printed advertisements in national magazines, such as Golf Magazine, Sports Illustrated and Golf Digest, and

television commercials, primarily on The Golf Channel, ESPN and on network television during golf telecasts, as well as web-based advertising. Advertising of the Company’s products outside of the United States is generally handled by the Company’s subsidiaries, and while it is based on the Company’s global brand principles, the local execution is tailored by each region based on their unique consumer market and lifestyles.

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

Competition

The golf club markets in which the Company competes are highly competitive and are served by a number of well-established and well-financed companies with recognized brand names. With respect to drivers, fairway woods and irons, the Company’s major competitors are TaylorMade, Titleist, Cobra, Cleveland (Srixon), Ping, Mizuno, Bridgestone and Nike. For putters, the Company’s major competitors are Ping, Titleist and TaylorMade. In addition, the Company also competes with Dunlop and Yamaha among others in Japan and throughout Asia. The Company believes that it is the leader, or one of the leaders, in every golf club market in which it competes.

The golf ball business is also highly competitive. There are a number of well-established and well-financed competitors, including Acushnet (Titleist and Pinnacle brands), Sumitomo Rubber Industries (Dunlop and Srixon brands), Bridgestone (Bridgestone and Precept brands), Nike, Dick’s Sporting Goods (MaxFli brand) and others. These competitors compete for market share in the golf ball business, with Acushnet having a market share of over 50% of the golf ball business in the United States and the leading position in other regions outside the United States. The Company’s golf ball products have been well received by both professional and amateur golfers alike. The Company’s golf ball products continue to receive a significant degree of usage on the major professional golf tours and maintained the number two position on the PGA tour in 2008. In addition, the Company’s golf ball products remained number two in U.S. dollar market share in 2008.

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

Historically, the costs of environmental compliance have not had a material adverse effect upon the Company’s business. Furthermore, the Company believes that the monitoring and remedial obligations it assumed in connection with the Top-Flite Acquisition did not have and is not expected to have a material adverse effect upon the Company’s business. The Company believes that its operations are in substantial compliance with all applicable Environmental Laws.

Intellectual Property

The Company is the owner of approximately 3,000 U.S. and foreign trademark registrations and over 2,300 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Item 3—“Legal Proceedings” below and in Note 15 to the Company’s Consolidated Financial Statements, “Commitments and Contingencies—Legal Matters.”

The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. See below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Licensing

The Company from time to time, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf and lifestyle apparel, watches, travel gear, rangefinders and practice aids. The Company has current licensing arrangements with (i) Sanei International Co., Ltd. for a complete line of men’s and women’s apparel for distribution in Japan, Korea, China and other Asian Pacific countries, and (ii) Playcorp Pty. Ltd. for a complete line of men’s and women’s apparel for distribution in Australia and New Zealand. From 2001 through 2008, the Company had a licensing arrangement with Ashworth, Inc. for a complete line of men’s and women’s apparel for distribution in the United States, Canada, Europe and South Africa. In the fourth quarter of 2008 Ashworth, Inc. was acquired by the Taylor-Made-adidas Golf business. As a result, the Company elected to terminate its arrangement with Ashworth, Inc. and is actively working to transition the golf apparel licensing business to a new licensee.

In addition to apparel, the Company has also licensed its trademarks to, among others, (i) IZZO Golf for practice aids, (ii) TRG Accessories, LLC for a collection primarily consisting of travel gear, (iii) Fossil, Inc. for a line of Callaway Golf watches and clocks, (iv) Nikon Vision Co., Ltd. for rangefinders, and (v) Global Wireless Entertainment, Inc. for the creation of golf-related software and applications for wireless handheld devices and platforms. Prior to April 2006, the Company had a licensing arrangement with Tour Golf Group, Inc. (“TGG”) for a line of Callaway Golf footwear. In April 2006, the Company terminated the licensing arrangement and acquired certain assets of TGG. The Company currently designs and sells its own Callaway Golf footwear line. Additionally, prior to June 2008, the Company had a licensing arrangement with Microvision Optical (“MVO”) for a line of Callaway Golf eyewear. In June 2008, the Company terminated the licensing arrangement and entered into a buying services agreement with MVO. The Company currently sells its full line of Callaway Golf eyewear.

Employees

In connection with the gross margin improvement initiatives, during 2008 the Company eliminated approximately 370 positions worldwide in an effort to improve the Company’s manufacturing efficiencies and effectiveness as well as reduce operating costs. A portion of these eliminations were related to the closure of the Company’s golf ball manufacturing facility in Gloversville, New York, which was announced in May 2008. As of December 31, 2008, the Company and its subsidiaries had approximately 2,700 full-time and part-time employees. In addition, the Company employs temporary workers as the business requires.

Historically, Callaway Golf employees have not been represented by unions. The golf ball manufacturing employees in Chicopee, Massachusetts, however, are unionized, as well as certain of the Company’s production employees in Canada and Australia. As of December 31, 2008, the Company had approximately 480 employees covered under a collective bargaining agreement. In 2008, the Company renegotiated a new collective bargaining agreement with the union in Chicopee, which is scheduled to expire on September 30, 2011. The Company considers its employee relations to be good.

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

These marketplace conditions raise a number of issues that the Company must successfully manage. For example, the Company must properly anticipate consumer preferences or its new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, the Company’s R&D and supply chain groups face constant pressures to design, develop, source and supply new products—many of which incorporate new or otherwise untested technology, suppliers or inputs. Third, for new products to generate equivalent or greater revenues than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great expertise in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the closeout of obsolete products both at retail and in the Company’s own inventory.

Should the Company not successfully manage all of the risk factors associated with this rapidly moving marketplace, the Company’s results of operations, financial condition and cash flows could be significantly adversely affected.

Unfavorable economic conditions could have a negative impact on consumer discretionary spending and therefore reduce sales of the Company’s products.

The Company sells golf clubs, golf balls and golf accessories. These products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Purchases of the Company’s products could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. Any significant decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in the Company’s international markets, could result in reduced sales of the Company’s products, which could have a negative impact on the Company’s results of operations, financial condition and cash flows.

A severe or prolonged economic downturn could adversely affect our customers’ financial condition, their levels of business activity and their ability to pay trade obligations.

The Company primarily sells its products to golf equipment retailers directly and through wholly owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. Historically, the Company’s bad debt expense has been low. However, a prolonged downturn in the general economy could adversely affect the retail golf equipment market which in turn, would negatively impact the liquidity and cash flows of our customers, including the inability of our customers to obtain credit to finance purchases of our products and to pay their trade obligations. This could result in increased delinquent or uncollectible accounts for some of the Company’s significant customers. A failure by the Company’s customers to pay on a timely basis a significant portion of outstanding account receivable balances would adversely impact the Company’s results of operations, financial condition and cash flows.

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

The Company’s financial results are reported in U.S. dollars. As a result, transactions conducted in foreign currencies must be translated into U.S. dollars for reporting purposes based upon the applicable foreign currency exchange rates. Fluctuations in these foreign currency exchange rates therefore may positively or negatively affect the Company’s reported financial results and can significantly affect period-over-period comparisons.

The effect of the translation of foreign currencies on the Company’s financial results can be significant. The Company therefore from time to time engages in certain hedging activities to mitigate over time the impact of the translation of foreign currencies on the Company’s financial results. The Company’s hedging activities can reduce, but will not eliminate, the effects of foreign currency fluctuations. The extent to which the Company’s hedging activities mitigate the effects of foreign currency translation varies based upon many factors, including the amount of transactions being hedged. The Company generally only hedges a limited portion of its international transactions. Other factors that could affect the effectiveness of the Company’s hedging activities include accuracy of sales forecasts, volatility of currency markets and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar but also reduce the positive impact of a weaker U.S. dollar. The Company’s future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which the Company conducts business.

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

The Company generates substantially all of its revenues from the sale of golf-related products, including golf clubs, golf balls and golf accessories. The demand for golf-related products, generally, and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. If golf participation or the number of rounds of golf played decreases, sales of the Company’s products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline.

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

The Company depends on single source or a limited number of suppliers for some of its products, and the loss of any of these suppliers could harm its business.

The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single sourced. Furthermore, some of the Company’s products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. In addition, many of the Company’s suppliers are not well capitalized and prolonged unfavorable economic conditions could increase the risk that they will go out of business. If current suppliers are unable to deliver clubheads, shafts or other components, or if the Company is required to transition to other suppliers, the Company could experience significant production delays or disruption to its business. The Company also depends on a single or a limited number of suppliers for the materials it uses to make its golf balls. Many of these materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company’s golf ball business. If the Company did experience any such delays or interruptions, the Company may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.

A significant disruption in the operations of the Company’s golf club assembly facilities in Carlsbad, California or its golf ball manufacturing facilities in Chicopee, Massachusetts could have a material adverse effect on the Company’s sales, profitability and results of operations.

A substantial majority of the Company’s golf club products are assembled at and shipped from its facilities in Carlsbad, California. A large majority of the Company’s golf ball products are manufactured at and shipped from its facilities in Chicopee, Massachusetts. Any natural disaster or other significant disruption to the operation of these facilities could substantially disrupt the Company’s global supply chain coordination for the relevant golf club or golf ball business segment, including damage to inventory at the respective facilities. In addition, the Company could incur significantly higher costs and longer delivery times associated with fulfilling orders and distributing product. As a result, a significant disruption at either of the Carlsbad, California or Chicopee, Massachusetts, facilities could adversely affect the Company’s sales, profitability and results of operations.

If the Company is unable to obtain at reasonable costs materials or electricity necessary for the manufacture of its products, its business could be adversely affected.

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

The Company uses United Parcel Service (“UPS”) for substantially all ground shipments of products to its U.S. customers. The Company uses air carriers and ship services for most of its international shipments of products. Furthermore, many of the components the Company uses to build its golf clubs, including clubheads and shafts, are shipped to the Company via air carrier and ship services. The Company’s inbound and outbound shipments are particularly dependent upon air carrier facilities at Los Angeles International Airport and ship service facilities at the Port of Los Angeles (Long Beach). If there is any significant interruption in service by such providers or at other significant airports or shipping ports, the Company may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver its products or components in a timely and cost-efficient manner. As a result, the Company could experience manufacturing delays, increased manufacturing and shipping costs, and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in UPS services, air carrier services or ship services could have a material adverse effect upon the Company’s business. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, the Company’s operating results could be significantly adversely affected.

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

Accessories. The Company’s accessories include golf bags, golf gloves, golf footwear, golf and lifestyle apparel and other items. The Company faces significant competition in every region with respect to each of these product categories. In most cases, the Company is not the market leader with respect to its accessory markets.

The Company’s golf ball business has a concentrated customer base. The loss of one or more of the Company’s top customers could have a significant negative impact on this business.

On a consolidated basis, no one customer that distributes the Company’s golf clubs or golf balls in the United States accounted for more than 5%, of the Company’s consolidated revenues in 2008, and 3% in both 2007 and 2006. On a segment basis, the Company’s golf ball customer base is much more concentrated than its golf club customer base. In 2008, the top five golf ball customers accounted for approximately 20% of the Company’s total golf ball sales in the United States. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

International political instability and terrorist activities may decrease demand for the Company’s products and disrupt its business.

Terrorist activities and armed conflicts could have an adverse effect upon the United States or worldwide economy and could cause decreased demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, the Company’s ability to obtain the materials necessary to produce and sell its products and to deliver customer orders would be harmed. Furthermore, such events can negatively impact tourism, which could adversely affect the Company’s sales to retailers at resorts and other vacation destinations.

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

The Company’s business and operating results are subject to seasonal fluctuations.

The Company’s business is subject to seasonal fluctuations. The Company’s first quarter sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. Orders for many of these sales are received during the fourth quarter of the prior year. The Company’s second and third quarter sales generally represent reorder business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of products by the Company’s competitors. Retailers are sometimes reluctant to reorder the Company’s products in significant quantity when they already have excess inventory of products of the Company or its competitors. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of the Company’s key markets and rounds played are up. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like golf clubs, reorders of golf balls depend on the rate of sell-through. The Company’s sales during the fourth quarter are generally significantly less than the other quarters because in many of the Company’s principal markets fewer people are playing golf during that time of year due to cold weather. Furthermore, the Company generally announces its new product line in the fourth quarter to allow retailers to plan better. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products or result in closeout sales at reduced prices.

The seasonality of the Company’s business could exacerbate the adverse effects of unusual or severe weather conditions on the Company’s business.

Because of the seasonality of the Company’s business, the Company’s business can be significantly adversely affected by unusual or severe weather conditions. Unfavorable weather conditions generally result in fewer golf rounds played, which generally results in reduced demand for all golf products, and in particular, golf balls. Furthermore, catastrophic storms can negatively affect golf rounds played both during the storms and afterward, as storm damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. Consequently, sustained adverse weather conditions, especially during the warm weather months, could materially affect the Company’s sales.

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

The Company’s future products may not satisfy USGA and/or R&A standards or existing USGA and/or R&A standards may be altered in ways that adversely affect the sales of the Company’s products or the Company’s brand. If a change in rules were adopted and caused one or more of the Company’s current products to be nonconforming, the Company’s sales of such products could be adversely affected. Furthermore, any such new rules could restrict the Company’s ability to develop new products.

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

The golf club industry, in general, has been characterized by widespread imitation of popular club designs. The Company has an active program of monitoring, investigating and enforcing its proprietary rights against companies and individuals who market or manufacture counterfeits and “knock off” products. The Company asserts its rights against infringers of its copyrights, patents, trademarks, and trade dress. However, these efforts may not be successful in reducing sales of golf products by these infringers. Additionally, other golf club manufacturers may be able to produce successful golf clubs which imitate the Company’s designs without infringing any of the Company’s copyrights, patents, trademarks, or trade dress. The failure to prevent or limit such infringers or imitators could adversely affect the Company’s reputation and sales.

The Company may become subject to intellectual property suits that could cause it to incur significant costs or pay significant damages or that could prohibit it from selling its products.

An increasing number of the Company’s competitors have sought to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs and golf balls. As the Company develops new products, it attempts to avoid infringing the valid patents and other intellectual property rights of others. Before introducing new products, the Company’s legal staff evaluates the patents and other intellectual property rights of others to determine if changes are required to avoid infringing any valid intellectual property rights that could be asserted against the Company’s new product offerings. From time to time, third parties have claimed or may claim that the Company’s products infringe upon their proprietary rights. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no significant interruptions in the Company’s business as a result of any claims of infringement. However, in the future, intellectual property claims could force the Company to alter its existing products or withdraw them from the market or could delay the introduction of new products.

Various patents have been issued to the Company’s competitors in the golf industry and these competitors may assert that the Company’s golf products infringe their patent or other proprietary rights. If the Company’s golf products are found to infringe third-party intellectual property rights, the Company may be unable to obtain a license to use such technology, and it could incur substantial costs to redesign its products or to defend legal actions.

The Company’s brands may be damaged by the actions of its licensees.

The Company licenses its trademarks to third-party licensees who produce, market and sell their products bearing the Company’s trademarks. The Company chooses its licensees carefully and imposes upon such licensees various restrictions on the products, and on the manner, on which such trademarks may be used. In addition, the Company requires its licensees to abide by certain standards of conduct and the laws and regulations of the jurisdictions in which they do business. However, if a licensee fails to adhere to these requirements, the Company’s brands could be damaged. The Company’s brands could also be damaged if a licensee becomes insolvent or by any negative publicity concerning a licensee or if the licensee does not maintain good relationships with its customers or consumers, many of which are also the Company’s customers and consumers.

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

The Company and its subsidiaries conduct operations in both owned and leased properties. The Company’s principal executive offices and domestic operations are located in Carlsbad, California. The eight buildings utilized in the Company’s Carlsbad operations include corporate offices, as well as manufacturing, research and development, warehousing and distribution facilities. These buildings comprise approximately 735,000 square feet of space. The Company owns five of these buildings, representing approximately 492,000 square feet of space. An additional three properties, representing approximately 243,000 square feet of space, are leased and the leases are scheduled to expire between November 2009 and November 2017. The Company is in the process of converting its headquarters building to consolidate its campus into a more efficient layout. The Company also owns a manufacturing plant, warehouse and offices that encompass approximately 869,000 square feet in Chicopee, Massachusetts. In May 2008, the Company announced the closure of its golf ball manufacturing facility in Gloversville, New York (approximately 70,000 square feet) following the Company’s decision to consolidate its golf ball operations into other existing locations within and outside the U.S. As a result of the closure, the Company recognized approximately $443,000 in pre-tax charges in order to ready the golf ball manufacturing facility for sale and is currently committed to an active program to sell the property. In addition, the Company owns and leases a number of other properties domestically and internationally, including properties in Australia, Canada, Japan, Korea, the United Kingdom and China. The Company’s operations at each of these properties are used to some extent for both the golf club and golf ball businesses. The Company believes that its facilities currently are adequate to meet its requirements.

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

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserted that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint, Acushnet responded that the patents at issue are invalid and not infringed by the Pro V1 family of golf balls. On November 20, 2007, the District Court rejected various legal challenges by Acushnet as to the validity of the patents, permitting Callaway Golf’s claims against Acushnet to proceed to trial, and ruled that the issues of damages and willfulness would be decided in a second trial between the parties at a later date. On the eve of trial, Acushnet stipulated that its Pro V1 family of golf balls collectively infringe the nine claims in the four patents asserted by Callaway Golf. As a result of the Court’s rulings, and Acushnet’s concession as to infringement, only the validity of the patents was tried before a jury commencing on December 5, 2007. On December 14, 2007, after a six-day trial, a unanimous jury decided that eight of the nine patent claims asserted by Callaway Golf against Acushnet are valid. The Court entered judgment in favor of Callaway Golf and against Acushnet on December 20, 2007. On November 10, 2008, the District Court entered an order effective January 1, 2009 permanently enjoining Acushnet from infringing these valid patents. The District Court also denied Acushnet’s motions for a new trial and for judgment as a matter of law, while granting a motion to dismiss a pendant state law breach of contract for lack of subject matter jurisdiction. On November 11, 2008, Acushnet announced that it had changed the formulation of its golf balls in September 2008 to avoid the patents in suit and would begin shipping new versions of the golf balls prior to the effective date of the permanent injunction. Acushnet filed its notice of appeal of the District Court’s judgment with the Court of Appeals for the Federal Circuit on November 24, 2008 (Case No. 1:06-CV-91), and immediately moved for an order staying the permanent injunction. On December 23, 2008, a three judge panel of the Federal Circuit denied Acushnet’s motion for a stay of the permanent injunction. On December 29, 2008, Acushnet announced a “Retail Exchange Program” offering to take back infringing Pro V1 golf balls and to replace them with the converted versions of those golf balls.

Acushnet has filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the patents asserted by Callaway Golf in the litigation described above. The PTO has issued multiple administrative decisions rejecting the claims of all four of the patents, and issued a right of appeal notice as to one of the patents. To the extent claims previously approved are no longer allowed upon the conclusion of the reexamination process, the Company will appeal such actions to the Board of Patent Appeals and Interferences (“BPAI”). The Company expects that some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will eventually be affirmed by the PTO’s BPAI. The Company expects to appeal any adverse decision of the BPAI to the United States Court of Appeals for the Federal Circuit, the same court that is hearing the appeal on the merits of the District Court’s judgment in the litigation described above. In the meantime, interim rulings by the PTO do not void the District Court’s judgment.

On February 27, 2007, the Company and Dailey & Associates (an advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07CV0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contend that Callaway Golf is required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services,” and to make contributions to the Plans based upon a percentage of that total amount. The Company is seeking a declaration that it is not required to contribute beyond the contributions already made, or alternatively, is obligated to pay nothing and is entitled to restitution for all contributions previously made to the Plans. The Plans filed a counterclaim to compel an audit and to recover unpaid Plan contributions, as well as liquidated damages, interest, and reasonable audit and attorneys’ fees. The Company recently agreed to dismiss its claims against SAG in return for SAG’s agreement to be bound by the result of the Company’s litigation with the Plans. A pretrial conference is set for March 16, 2009. No trial date has been set.

On January 16, 2008, the Company issued a notice of default to Ashworth Inc. under the parties’ May 14, 2001 License Agreement, as amended from time to time (“Ashworth License”). Under the Ashworth License, Ashworth had thirty (30) days from the date of notice in which to cure a default. Ashworth denied that any breach has occurred, and did not take the steps requested by the Company to cure. Accordingly, it was the Company’s belief that it had the right to terminate the Agreement and Ashworth’s assertion that the Ashworth License was not subject to termination. The parties were prepared to arbitrate that dispute when TaylorMade-adidas Golf announced that it was acquiring Ashworth, providing another basis for termination of the Ashworth License. Callaway Golf thereafter negotiated a transition and termination of the Ashworth License with TaylorMade-adidas Golf, calling for a termination of the Ashworth License in 2009. As a result of the transition and termination agreement, the parties resolved and dismissed the arbitration with prejudice. Callaway Golf is negotiating a new apparel license with a new licensee.

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

On May 8, 2008, Kenji Inaba filed a suit against Callaway Golf Japan in the Osaka District Court in Japan. Inaba has alleged that certain golf balls sold by Callaway Golf Japan with a hex aerodynamic pattern infringe his Japanese utility design patent No. 3,478,303 and his Japanese design patent No. 1,300,582. Inaba is seeking damages pursuant to a royalty based on sales. The Court has conducted hearings to consider the respective positions of the parties on infringement, non-infringement and invalidity. A decision is expected on the matter sometime during 2010. Callaway Golf Japan has also filed a proceeding with the Japan Patent and Trademark Office seeking to invalidate the patents in suit.

On May 13, 2008, Clear with Computers, LLC (“CWC”) filed a patent infringement suit against Callaway Golf Company, Callaway Golf Interactive, Inc., and forty-five other defendants in the Eastern District of Texas. CWC alleges that Callaway Golf’s websites (www.callawaygolf.com, www.odysseygolf.com, www.benhogan.com, and www.topflite.com) infringe U.S. Pat. Nos. 5,615,342 and 5,367,627, relating to computer-assisted proposal generation and part sales methods. On November 17, 2008, the Company resolved the case pursuant to a confidential settlement agreement. The complaint was dismissed with prejudice on December 2, 2008.

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

On January 19, 2009, the Company filed suit in the Superior Court for the County of San Diego, case no. 37-2009-00050363-CU-BC-NC, against Corporate Trade International, Inc. (“CTI”) seeking damages for breach of contract and for declaratory relief based on the asserted use and transfer of corporate trade credits to the Company in connection with assets from Top-Flite in 2003. On January 26, 2009, CTI filed its own suit in the United States District Court for the Southern District of New York, case no. 09CV0698, asserting claims for breach of contract, account stated and unjust enrichment, and seeking damages of approximately $8.9 million.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
George Fellows	66	President and Chief Executive Officer, Director
Steven C. McCracken	58	Senior Executive Vice President and Chief Administrative Officer
Bradley J. Holiday	55	Senior Executive Vice President and Chief Financial Officer
David A. Laverty	51	Senior Vice President, Operations
Thomas Yang	56	Senior Vice President, International

George Fellows is President and Chief Executive Officer of the Company as well as one of its Directors. He has served in such capacities since joining the Company in August 2005. Prior to joining the Company, during the period from 2000 through July 2005, he served as President and Chief Executive Officer of GF Consulting, a management consulting firm, and served as Senior Advisor to Investcorp International, Inc. and J.P. Morgan Partners, LLC. Previously, Mr. Fellows was a member of senior management of Revlon, Inc. from 1993 to 1999, including his terms as President, which commenced in 1995, and Chief Executive Officer, which began in 1997. He is a member of the board of directors of VF Corporation (a global apparel company) and the California Governor’s Council on Physical Fitness and Sports. Mr. Fellows is also chair of the Audit Committee and a member of the Nominating and Governance Committee of VF Corporation. Mr. Fellows graduated with a B.S. degree from City College of New York, received an MBA from Columbia University and completed the Harvard Advanced Management Program.

Steven C. McCracken is Senior Executive Vice President and Chief Administrative Officer of the Company and has served in such capacity since October 2005. He previously served as Senior Executive Vice President, Chief Legal Officer and Secretary from August 2000 until October 2005. He served as Executive Vice President, Licensing and Chief Legal Officer from April 1997 to August 2000. He has served as an Executive Vice President since April 1996 and served as General Counsel from April 1994 to April 1997. He served as Vice President from April 1994 to April 1996. He served as Secretary from April 1994 to December 2008. Prior to joining the Company, Mr. McCracken was a partner at Gibson, Dunn & Crutcher LLP for 11 years, and had been in the private practice of law for over 18 years. During a portion of that period, he provided legal services to the Company. Mr. McCracken serves on the boards of Pro Kids Golf Academy and Learning Center (First Tee of San Diego) and Golf Entertainment International, Ltd. (in which the Company has a minority interest investment). Mr. McCracken received a B.A., magna cum laude, from the University of California at Irvine and a J.D. from the University of Virginia.

Bradley J. Holiday is Senior Executive Vice President and Chief Financial Officer of the Company and has served in such capacity since September 2003. Mr. Holiday previously served as Executive Vice President and Chief Financial Officer beginning in August 2000. Before joining the Company, Mr. Holiday served as Vice President—Finance for Gateway, Inc. Prior to Gateway, Inc., Mr. Holiday was with Nike, Inc. in various capacities beginning in April 1993, including Chief Financial Officer—Golf Company, where he directed all global financial initiatives and strategic planning for Nike, Inc.’s golf business. Prior to Nike, Inc., Mr. Holiday served in various financial positions with Pizza Hut, Inc. and General Mills, Inc. Mr. Holiday has an M.B.A. in Finance from the University of St. Thomas and a B.S. in Accounting from Iowa State University.

David A. Laverty is Senior Vice President, Operations of the Company and has served in such capacity since August 2006. Prior to joining the Company, Mr. Laverty was a Senior Vice President with Vertis Inc., in Baltimore, Maryland. Previously, until April 2005, he had spent 25 years at Revlon in numerous operations management posts. He has a B.A. in Economics from Temple University.

Thomas Yang is Senior Vice President, International and has served in such capacity since joining the Company in July 2006. Until July 2006, Mr. Yang served as Senior Vice President of Global Consumer Products, International for Starbucks Corporation, a position he held for the last 16 months of the nearly five years he worked for Starbucks. He also previously served in international roles for Coca Cola, Proctor & Gamble and the Clorox Company. Mr. Yang serves on the San Diego World Trade Center Board of Directors. He graduated from the University of Colorado with a B.S. in Marketing and has a Masters of International Management from the American Graduate School of International Management (Thunderbird) in Arizona.

Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2009 Annual Meeting of Shareholders. In addition, copies of the employment agreements are included as exhibits to this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its Common Stock is “ELY.” As of January 31, 2009, the approximate number of holders of record of the Company’s Common Stock was 9,000. The following table sets forth the range of high and low per share closing prices of the Company’s Common Stock and per share dividends for the periods indicated.

	Year Ended December 31,
	2008			2007
Period:	High	Low	Dividend	High	Low	Dividend
First Quarter	$17.99	$13.95	$0.07	$16.91	$13.98	$0.07
Second Quarter	$14.90	$11.75	$0.07	$18.67	$16.17	$0.07
Third Quarter	$15.22	$11.01	$0.07	$19.26	$15.62	$0.07
Fourth Quarter	$13.95	$7.90	$0.07	$18.07	$15.27	$0.07

The Company intends to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of its stockholders. Future dividends may be affected by, among other items, the Company’s views on potential future capital requirements, projected cash flows and needs, and changes to our business model.

PERFORMANCE GRAPH

The following graph presents a comparison of the cumulative total shareholder return since December 31, 2003 of the Company’s Common Stock, the Standard & Poor’s 500 Index and the Standard & Poor’s 400 Midcap Index. The graph assumes an initial investment of $100 at December 31, 2003 and reinvestment of all dividends.

	2003	2004	2005	2006	2007	2008
Callaway Golf	100.00	80.12	82.14	85.52	103.45	55.14
S&P 500	100.00	108.99	112.26	127.55	132.05	81.23
S&P 400 Midcap	100.00	115.16	128.14	139.66	149.00	93.46

The Callaway Golf Company index is based upon the closing prices of Callaway Golf Company Common Stock on December 31, 2003, 2004, 2005, 2006, 2007 and 2008 of $16.85, $13.50, $13.84, $14.41, $17.43 and $9.29, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the number of stock options and shares underlying Restricted Stock Units (RSUs) and Performance Units outstanding and authorized for issuance under all equity compensation plans of the Company as of December 31, 2008. See Note 12 “Share-Based Compensation” to the Notes to Consolidated Financial Statements for further discussion of the equity plans of the Company.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of RSUs and Performance Units		Weighted Average Exercise Price of Outstanding Options(5)	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders (including ESPP)(1)	4,818	(4)	$14.90	5,709	(2)
Equity Compensation Plans Not Approved by Shareholders(3)	2,454	(3)	$17.16	—

Total	7,272		$15.75	5,709	(2)

(1)	Consists of the following plans: 1991 Stock Incentive Plan, 1996 Stock Option Plan, Non-Employee Directors Stock Option Plan, 2001 Non-Employee Directors Stock Incentive Plan and 2004 Incentive Plan and Employee Stock Purchase Plan. No shares are available for grant under the 1991 Stock Incentive Plan, 1996 Stock Option Plan or Non-Employee Directors Stock Option Plan at December 31, 2008. The 2001 Non-Employee Directors Stock Incentive Plan permits the award of stock options, restricted stock and restricted stock units. The 2004 Incentive Plan permits the award of stock options, restricted stock, performance units and various other stock-based awards.
(2)	Includes 2,900,066 shares reserved for issuance under the Employee Stock Purchase Plan.
(3)	Consists of 1,943,548 shares underlying stock options issuable from the 1995 Employee Stock Incentive Plan and 510,000 shares underlying stock options issuable from the 1992 Promotion, Marketing and Endorsement Stock Incentive Plan. In connection with shareholder approval of the 2004 Incentive Plan, the Company agreed that no further grants would be made under the 1995 Plan or the Promotion Plan. No grants have been made under the 1995 Plan since May 2004 or under the Promotion Plan since March 2002.
(4)	Includes 3,320,008, 166,226 and 562,066 shares underlying stock options, Performance Share Units and RSUs, respectively, issuable from the 2004 Incentive Plan; 194,000 and 63,483 shares underlying stock options and RSUs, respectively, issuable from the 2001 Non-Employee Directors Stock Incentive Plan; 75,000 shares underlying stock options issuable from the 1991 Stock Incentive Plan; 421,500 shares underlying stock options issuable from the 1996 Stock Option Plan; and 16,000 shares underlying stock options issuable from the Non-Employee Directors Stock Option Plan.
(5)	Does not include shares underlying RSUs and Performance Units, which do not have an exercise price.

Equity Compensation Plans Not Approved By Shareholders

The Company has the following equity compensation plans which were not approved by shareholders: the 1995 Employee Stock Incentive Plan (the “1995 Plan”) and the 1992 Promotion, Marketing and Endorsement Stock Incentive Plan (the “Promotion Plan”). No shares are available for grant under the 1995 Plan or the Promotion Plan at December 31, 2008. For additional information, see Note 12 “Share-Based Compensation” to the Notes to Consolidated Financial Statements.

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

During the three months ended December 31, 2008, the Company repurchased 0.1 million shares of its Common Stock at a weighted average cost per share of $9.32 for a total cost of $0.7 million under the November 2007 repurchase program. These shares were repurchased to settle shares withheld for taxes due by holders of Restricted Stock awards. As of December 31, 2008, the Company remained authorized to repurchase up to an additional $76.4 million of its Common Stock under this program.

The following table summarizes the purchases by the Company under its repurchase programs during the fourth quarter of 2008 (in thousands, except per share data):

	Three Months Ended December 31, 2008
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
October 1, 2008—October 31, 2008	—	$—	—	$77,030
November 1, 2008—November 30, 2008	—	$—	—	$77,030
December 1, 2008—December 31, 2008	73	$9.32	73	$76,350

Total	73	$9.32	73	$76,350

Item 6.	Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2008 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2008 and 2007 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2008 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006	2005(2)	2004(1),(2)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$1,117,204	$1,124,591	$1,017,907	$998,093	$934,564
Cost of sales	630,371	631,368	619,832	583,679	575,742

Gross profit	486,833	493,223	398,075	414,414	358,822
Selling, general and administrative expenses	373,275	371,020	334,235	370,219	352,967
Research and development expenses	29,370	32,020	26,785	26,989	30,557

Income (loss) from operations	84,188	90,183	37,055	17,206	(24,702)
Interest and other income (expense), net	1,863	3,455	3,364	(390)	1,934
Interest expense	(4,666)	(5,363)	(5,421)	(2,279)	(945)
Change in energy derivative valuation account	19,922	—	—	—	—

Income (loss) before income taxes	101,307	88,275	34,998	14,537	(23,713)
Income tax provision (benefit)	35,131	33,688	11,708	1,253	(13,610)

Net income (loss)	$66,176	$54,587	$23,290	$13,284	$(10,103)

Earnings (loss) per common share:
Basic	$1.05	$0.82	$0.34	$0.19	$(0.15)
Diluted	$1.04	$0.81	$0.34	$0.19	$(0.15)
Dividends paid per share	$0.28	$0.28	$0.28	$0.28	$0.28

	December 31,
	2008(3),(4)	2007(5)	2006(5)	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$38,337	$49,875	$46,362	$49,481	$31,657
Working capital	$236,592	$273,033	$269,745	$298,385	$272,934
Total assets	$855,338	$838,078	$829,691	$764,498	$735,737
Long-term liabilities	$21,559	$44,322	$27,132	$28,245	$28,622
Total shareholders’ equity	$578,155	$568,230	$577,117	$596,048	$586,317

(1)	On May 28, 2004, the Company acquired all of the issued and outstanding shares of stock of FrogTrader, Inc. Thus, the Company’s financial data includes the FrogTrader, Inc. results of operation commencing May 28, 2004.
(2)

Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which used the intrinsic value of method. Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees or directors had been recognized in the Company’s Consolidated Statements of Operations, as all stock options granted had an exercise price equal to the Company’s closing stock price on the date of grant. Had compensation expense for share-based awards been determined consistent with SFAS No. 123R, net income and earnings per share for the year ended December 31, 2005 would have been reduced by after-tax charges of $5.7 million and $0.08 per share, respectively, and net loss and loss per share would have been increased by after-tax charges of $6.5 million and $0.10 per share for the year ended December 31, 2004, respectively.

(3)	In connection with the uPlay, LLC asset acquisition on December 31, 2008, the Company’s financial condition as of December 31, 2008 includes certain assets and liabilities of uPlay, LLC.
(4)	In the fourth quarter of 2008, the Company reversed a $19.9 million energy derivative valuation account. See Note 15 “Commitments and Contingencies—Supply of Electricity and Energy Contracts” to the Consolidated Financial Statements.
(5)	The Company identified a misclassification in the presentation of its long-term deferred taxes in 2007 and 2006. The Company had reported in its consolidated balance sheet deferred tax assets and deferred tax liabilities as separate line items. In accordance with paragraph 42 of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No.109”), deferred tax assets and deferred tax liabilities should be offset and presented as a single amount when they relate to a particular tax-paying component of an enterprise within the same tax jurisdiction. As such, the Company’s 2007 and 2006 consolidated balance sheets have been corrected to be consistent with the requirements of FASB No. 109 and the current presentation to report only the net amount of current and long-term deferred tax assets and deferred tax liabilities when they relate to the same tax jurisdiction. This correction resulted in a decline in total assets of $18.9 million and $16.3 million as of December 31, 2007 and 2006, respectively. For further discussion see Note 14 “Income Taxes” to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the “Important Notice to Investors” that appear elsewhere in this report.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, shareholders’ equity, sales and expenses, as well as related disclosures of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business and new information as it becomes available.

Management believes the critical accounting policies discussed below affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. For a complete discussion of all of the Company’s significant accounting policies, see Note 2 “Significant Accounting Policies” to the Notes to Consolidated Financial Statements.

Revenue Recognition

Sales are recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” as products are shipped to customers, net of an allowance for sales returns and accruals for sales programs. The Company records a reserve for anticipated returns through a reduction of sales and cost of sales in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. In addition, from time to time, the Company offers sales programs that allow for specific returns. The Company records a reserve for anticipated returns related to these sales programs based on the terms of the sales program as well as historical returns, current economic trends, changes in customer demands and sell-through of products. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual costs of sales returns are significantly different than the recorded estimated allowance, the Company may be exposed to losses or gains that could be material. For example, assuming there had been a 10% increase in the Company’s 2008 sales returns, pre-tax income for the year ended December 31, 2008 would have been reduced by approximately $2.6 million.

The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs. The Company’s primary sales program, “the Preferred Retailer Program,”, offers longer payment terms during the initial sell in period, as well as potential rebates and discounts, for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training. Under this program, qualifying retailers can earn either discounts or rebates based upon the amount of product purchased. Discounts are applied and recorded at the time of sale. For rebates, the Company accrues an estimate of the rebate at the time of sale based on the customer’s estimated qualifying current year product purchases. The estimate is based on the historical level of purchases, adjusted for any factors expected to affect the current year purchase levels. The estimated year-end rebate is adjusted quarterly based on actual purchase levels, as necessary. The Preferred Retailer Program is generally short term in nature and the actual costs of the program are known as of the end of the year and paid to customers shortly after year-end. In addition to the

Preferred Retailer Program, the Company from time to time offers additional sales program incentive offerings which are also generally short term in nature. Historically the Company’s actual costs related to its Preferred Retailer Program and other sales programs have not been materially different than its estimates.

Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. However, if the Company is not able to accurately determine when gift card redemption is remote, the Company may be exposed to losses or gains that could be material. The deferred revenue associated with outstanding gift cards increased $0.4 million to $5.2 million during the year ended December 31, 2008.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected. Assuming there had been a 10% increase in the Company’s 2008 allowance for doubtful accounts, pre-tax income for the year ended December 31, 2008 would have been reduced by approximately $0.9 million.

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

The calculation of the Company’s allowance for obsolete or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, the Company may need to increase its inventory allowance, which could significantly adversely affect the Company’s operating results. For example, assuming there had been a 10% increase in the Company’s 2008 allowance for obsolete or unmarketable inventory, pre-tax income for the year ended December 31, 2008 would have been reduced by approximately $1.9 million. Historically, there have been no material inventory write-offs for which an allowance had not previously been established.

Long-Lived Assets

In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, investments, goodwill and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the discounted future cash flows estimated to be derived from an asset are less than its carrying amount. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining the amount of undiscounted cash flows directly related to the potentially impaired asset, the useful life over which cash flows will occur, the timing of the impairment test, and the asset’s residual value, if any. The Company uses its best judgment based on current facts and circumstances related to its business when applying these impairment rules. To determine fair value, the Company uses its internal cash flow estimates discounted at an appropriate interest rate, quoted market prices, royalty rates when available and independent appraisals as appropriate. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with the Company’s estimates and assumptions used in calculating future cash flows and asset fair values, the Company may be exposed to losses that could be material.

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

The Company’s estimates for calculating the warranty reserve are principally based on assumptions regarding the warranty costs of each club product line over the expected warranty period, where little or no claims experience may exist. Experience has shown that warranty rates can vary between product models. Therefore, the Company’s warranty obligation calculation is based upon long-term historical warranty rates until sufficient data is available. As actual model-specific rates become available, the Company’s estimates are modified to ensure that the forecast is within the range of likely outcomes.

Historically, the Company’s actual warranty claims have not been materially different from management’s original estimated warranty obligation. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the warranty obligation. However, if the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company may be exposed to losses that could be material. Assuming there had been a 10% increase in the Company’s 2008 warranty obligation, pre-tax income for the year ended December 31, 2008 would have been reduced by approximately $1.2 million.

Income Taxes

Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes”, and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Effective January 1, 2007, the Company was required to adopt and implement the provisions of Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”

(“FIN 48”), which requires the Company to accrue for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its income tax returns on interpretations that are believed to be reasonable under the circumstances. The income tax returns, however, are subject to routine audits by the various federal, state and international taxing authorities in the jurisdictions in which the Company files its income tax returns. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company. The resolution of any disagreements over the Company’s tax positions often involves complex issues and may span multiple years, particularly if litigation is involved. The ultimate resolution of these tax positions is often uncertain until the audit is complete and any disagreements are resolved. As required under applicable accounting rules, the Company therefore accrues an amount for its estimate of additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. Information regarding income taxes is contained in Note 14 “Income Taxes” to the Notes to Consolidated Financial Statements.

Share-based Compensation

Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123R further requires a reduction in share-based compensation expense by an estimated forfeiture rate. The forfeiture rate used by the Company is based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.

The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the Company’s expected stock price volatility, the expected dividend yield, the expected life of an option and the risk-free rate, which is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses historical data to estimate the expected price volatility, the expected dividend yield and the expected option life. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. Compensation expense is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate.

In accordance with SFAS No. 123R, the Company records compensation expense for Restricted Stock Awards and Restricted Stock Units (collectively “restricted stock”) based on the estimated fair value of the award on the date of grant. The estimated fair value is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the number of shares underlying the restricted stock awarded. Compensation expense related to unvested shares is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate.

During 2006 the Company granted Performance Units to certain employees under the Company’s 2004 Equity Incentive Plan. Performance Units are a form of share-based award in which the number of shares ultimately received depends on the Company’s performance against specified performance targets over a three year period. The estimated fair value of the Performance Units is determined based on the closing price of the

Company’s Common Stock on the grant date multiplied by the number of shares to be issued at the end of the performance period. Compensation expense is recognized on a straight-line basis over the performance period, reduced by an estimated forfeiture rate. The Company uses forecasted performance metrics to estimate the number of shares that will ultimately be issued. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the forecasted metrics, the Company may be required to increase or decrease compensation expense, which could be material to its results of operations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 “Significant Accounting Policies” to the Notes to Consolidated Financial Statements, which is incorporated herein by this reference.

uPlay Asset Acquisition

On December 31, 2008, the Company acquired certain assets and liabilities of uPlay, LLC (“uPlay”), a developer and marketer of GPS devices that provide accurate on-course measurements utilizing aerial imagery of each golf hole. The Company acquired uPlay in order to form synergies from co-branding these products with the Callaway Golf brand, promote the global distribution of these products through the Company’s existing sales force and create incremental new business opportunities.

The uPlay acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets was $11.2 million, which includes cash paid of $9.8 million, estimated transaction costs of approximately $0.2 million, and assumed liabilities of approximately $1.2 million. The aggregate acquisition costs exceeded the estimated fair value of the net assets acquired. As a result, the Company has preliminarily recorded goodwill of $0.4 million, none of which is deductible for tax purposes. In accordance with applicable accounting rules, a final determination of the allocation of the aggregate acquisition costs will be made upon a final assessment of the estimated fair value of the acquired net assets. It is anticipated that the final assessment will be completed during the first half of 2009 and that the final allocation will not differ materially from the preliminary allocation. The Company has preliminarily recorded the fair values of uPlay’s database and technology, trademarks and trade names, and non-compete agreements using an income valuation approach. This valuation technique provides an estimate of the fair value of an asset based on the cash flows that the asset can be expected to generate over its remaining useful life.

In connection with this purchase, the Company could be required to pay an additional purchase price not to exceed $10.0 million based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011. Any such additional purchase price paid at the end of the three year period will be recorded as goodwill. The preliminary allocation of the aggregate acquisition costs is as follows (in millions):

Assets Acquired:
Cash	$0.2
Accounts receivable	0.9
Inventory	0.2
Property, plant and equipment	0.3
Database and technology	7.8
Trademarks and trade names	0.5
Non-compete agreements	0.8
Other	0.1
Goodwill	0.4
Liabilities:
Current liabilities	(1.2)

Total net assets acquired	$10.0

The pro-forma effects of the uPlay, LLC asset acquisition would not have been material to our results of operations for fiscal years 2008, 2007 or 2006 and, therefore, are not presented.

Results of Operations

Overview of Business and Seasonality

The Company designs, manufactures and sells high quality golf clubs and golf balls and also sells golf and lifestyle apparel, golf footwear, golf bags, gloves, eyewear and other golf-related accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s products are designed for golfers of all skill levels, both amateur and professional.

The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls. As discussed in Note 17 “Segment Information” to the Notes to Consolidated Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability. While the Company’s golf clubs segment has been profitable, the Company’s golf balls segment has historically reported annual operating losses for all periods until 2007. The Company’s golf balls segment results of operations have improved significantly from a loss of $52.7 million for the year ended December 31, 2003 (including charges of $24.1 million for Top-Flite integration initiatives) to profitability of $6.9 million for the year ended December 31, 2008 (including charges of $6.7 million related to the gross margin improvement initiatives). The Company is continuing to take actions to improve the profitability of its golf ball business, including the consolidation of its golf ball production operations into other existing locations. As a result of this consolidation, the Company announced the closure of its ball manufacturing facility in Gloversville, New York in May 2008.

In most of the Company’s key markets, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s business is therefore also subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second quarter sales are also significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third quarter sales are generally dependent on reorder business but are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key markets. However, fourth quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions. In general, however, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability generally occurs during the first half of the year.

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. For reporting purposes, transactions conducted in foreign currencies must be translated into U.S. dollars based upon applicable foreign currency exchange rates. Fluctuations in foreign currency rates therefore can have a significant effect on the Company’s reported financial results. In general, the Company’s financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s hedging activities can mitigate but do not eliminate the effects of the foreign currency fluctuations. Overall, during 2008, the Company’s reported financial results generally benefited from foreign currency rates. During the second half of the year, however, the U.S. dollar began to strengthen and the translation of foreign currency exchange rates had a negative impact on the Company’s third and fourth quarter results. If the dollar continues to strengthen as compared to the currencies in which the Company conducts business, the Company’s future reported financial results would be significantly adversely affected.

Executive Summary

The Company had record sales and earnings during the first half of 2008. These record results reflect the strength of the Company’s brands, progress on the Company’s gross margin improvement initiatives and the Company’s international business, which was able to more than offset the deteriorating economic conditions in the United States during the first half of 2008.

During the second half of 2008, however, the deteriorating economic conditions began to spread to most of the Company’s international markets and the economic conditions in the United States worsened. The recessionary conditions experienced during the second half of 2008 had a significant adverse effect on consumer and retailer confidence, which exacerbated the normal end of season sales slowdown and resulted in a $7.4 million (1%) decline in net sales for 2008 compared to 2007.

The deteriorating global economic conditions also had an adverse effect on the Company’s gross profit for 2008. Given the uncertain economic conditions during the second half of 2008, consumers trended toward lower priced products and the Company reduced prices of certain older model products, which overall resulted in a decrease in average selling prices during the second half of 2008 as compared to the comparable period in the prior year. The impact of the decrease of average selling prices on gross profit was offset by the Company’s continued successful implementation of its gross margin improvement initiatives as well as the positive impact of foreign currency rates. As a result, the Company’s gross profit remained flat at 44% for 2008 compared to 2007.

Operating expenses for 2008 were essentially flat with 2007 despite inflationary pressures. The business process improvements implemented by the Company over the past several years have increased the Company’s flexibility to respond more quickly to changing market conditions. The Company was able to take advantage of its increased flexibility and reduce its planned operating expenses as net sales declined. In addition, despite a rapid decline in reorders during the latter part of 2008, the Company was able to finish the year with inventory as a percentage of trailing 12 months net sales at 23%, which is consistent with the prior year.

Despite the impact of macroeconomic conditions on the Company’s 2008 results, the Company was able to increase fully diluted earnings per share for 2008 to $1.04 as compared to fully diluted earnings per share of $0.81 for 2007. The Company’s results for 2008 include a non-cash, non-operational benefit of $0.22 per share related to the one-time reversal of a non-cash energy derivative valuation account that was established in 2001 associated with the termination of a long-term energy supply contract. The Company’s results also include for 2008 and 2007 cash and non-cash charges related to the Company’s gross margin improvement initiatives of $0.12 and $0.08 per share, respectively.

Although the macroeconomic environment will provide many challenges in the short-term, management believes the Company’s business fundamentals remain strong and that the Company is well positioned for the future. The Company is the leader or one of the leaders in every market in which it competes; the Company has a strong balance sheet; and the Company will continue to benefit from the many cost-savings initiatives implemented over the past couple years. The Company intends to manage its costs and inventories prudently as dictated by the current economic environment. The Company, however, also intends to continue to invest in initiatives to prepare for long-term growth once economic conditions stabilize.

Management expects that the unfavorable global economic conditions experienced in the second half of 2008 will continue into 2009. Management also expects that the unfavorable global economic conditions will have a negative impact upon not only customer orders but also consumer discretionary spending, which will negatively impact sell-through and reorders of the Company’s products in 2009. Management expects that sales of golf equipment in 2009 will be less than 2008 for the industry as a whole.

In addition, management believes that the turmoil in the foreign currency markets experienced in the second half of 2008 will continue into 2009. This can have a significant effect upon the Company’s reported financial results because approximately half of the Company’s sales occur outside of the United States in foreign currencies which must be translated into U.S. dollars for financial reporting purposes. Based upon current rates, management expects that, overall, the US dollar in 2009 will be much stronger than in 2008 relative to the foreign currencies in which the Company conducts business, which would have a significant adverse effect upon the Company’s reported financial results in 2009. For example, if the Company were to translate its 2008 financial results based upon applicable exchange rates in January 2009 (as opposed to actual 2008 rates), the Company’s reported 2008 consolidated net sales would have been approximately $56 million lower and reported consolidated earnings per share would have been approximately $0.35 to $0.40 lower. Investors should note that this example only demonstrates the effect of the translation of foreign currency under the assumptions used in this example and that the actual effect of the translation of foreign currency on 2009 results will depend upon many factors, including actual currency exchange rates during 2009.

Years Ended December 31, 2008 and 2007

Net sales decreased $7.4 million (1%) to $1,117.2 million for the year ended December 31, 2008, compared to $1,124.6 million for the year ended December 31, 2007. This decrease reflects a $17.4 million decrease in net sales of the Company’s golf clubs segment partially offset by a $10.0 million increase in net sales of the Company’s golf balls segment as set forth below (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2008	2007	Dollars	Percent
Net sales
Golf clubs	$894.1	$911.5	$(17.4)	(2)%
Golf balls	223.1	213.1	10.0	5%

	$1,117.2	$1,124.6	$(7.4)	(1)%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2008	2007	Dollars	Percent
Net sales:
United States	$554.0	$597.6	$(43.6)	(7)%
Europe	191.1	193.3	(2.2)	(1)%
Japan	166.5	120.1	46.4	39%
Rest of Asia	80.0	86.1	(6.1)	(7)%
Other foreign countries	125.6	127.5	(1.9)	(1)%

	$1,117.2	$1,124.6	$(7.4)	(1)%

Net sales in the United States decreased $43.6 million (7%) to $554.0 million for the year ended December 31, 2008, compared to the year ended December 31, 2007. This decline was primarily due to reduced demand caused by a less favorable economic environment in the United States in 2008. The Company’s sales in regions outside of the United States increased $36.2 million (7%) to $563.2 million for the year ended December 31, 2008 compared to the same period in 2007. This increase in international net sales was primarily attributable to an increase of $46.4 million in Japan, primarily due to continued strong sales of a region specific driver introduced in 2008. The increase in international net sales was positively affected by $11.4 million of net favorable changes in foreign currency rates primarily in Japan and other foreign countries. The favorable fluctuations in foreign currency rates were partially offset by selective price reductions taken in certain regions during the first half of 2008 in response to the weakened U.S. dollar.

For the year ended December 31, 2008, gross profit decreased $6.4 million to $486.8 million from $493.2 million for the year ended December 31, 2007. Gross profit as a percentage of net sales remained consistent at 44% in the year ended December 31, 2008 and 2007. Gross margins were negatively affected by an unfavorable shift in product mix from higher margin woods products to lower margin accessories and other products. These decreases were partially offset by reductions in golf club component costs as a result of improved product design, and improved manufacturing efficiencies resulting from the Company’s gross margin improvement initiatives. Additionally, gross margins were positively affected by favorable changes in foreign currency rates during the year ended December 31, 2008. See “Segment Profitability” below for further discussion of gross margins. Gross profit for the year ended December 31, 2008 was negatively affected by charges of $12.5 million related to the implementation of the Company’s gross margin improvement initiatives compared to $8.9 million for the comparable period in 2007. The increase in gross margin improvement charges during the year ended December 31, 2008 is primarily due to costs associated with the consolidation of golf ball production operations into other existing locations, which resulted in the closure of the Company’s golf ball manufacturing facility in Gloversville, New York during 2008.

Selling expenses increased $5.8 million (2%) to $287.8 million for the year ended December 31, 2008, compared to $282.0 million for the year ended December 31, 2007. As a percentage of sales, selling expenses increased to 26% for the twelve months ended December 31, 2008 compared to 25% for the comparable period of 2007. The dollar increase in selling expense was primarily due to increases of $3.3 million in marketing expenses, $2.2 million in depreciation expense as a result of the current year purchase of displays and shelving fixtures, $2.3 million in consulting costs to support brand awareness initiatives and $2.1 million in travel and entertainment expenses. These increases were partially offset by decreases of $3.9 million in share-based compensation expense related to non-employees, and $2.8 million in employee costs primarily as a result of decreases in employee incentive compensation expense and sales commissions. Additionally, the Company’s selling expenses were unfavorably impacted by changes in foreign currency exchange rates on non-U.S. selling expenses.

General and administrative expenses decreased $3.6 million (4%) to $85.5 million for the year ended December 31, 2008, compared to $89.1 million for the year ended December 31, 2007. As a percentage of sales, general and administrative expenses remained consistent at 8% during the twelve months ended December 31, 2008 and 2007. The dollar decrease in general and administrative expenses was primarily due to decreases of $5.7 million in employee costs resulting from decreases in employee incentive compensation expense and deferred compensation expense. In addition, legal expenses decreased by $3.9 million as a result of intellectual property rights litigation expenses incurred in the prior year. These decreases were partially offset by an increase in general and administrative expenses as a result of a $5.3 million gain which was recognized in 2007 as a result of the sale of two buildings.

Research and development expenses decreased $2.6 million (8%) to $29.4 million for the year ended December 31, 2008 compared to $32.0 million for the year ended December 31, 2007. As a percentage of sales, research and development expenses remained consistent at 3% during the twelve months ended December 31, 2008 and 2007. The dollar decrease in research and development expenses was primarily due to a $2.1 million decrease in employee incentive compensation expense.

Other income (expense) increased by $19.0 million for the year ended December 31, 2008, to income of $17.1 million compared to expense of $1.9 million for the year ended December 31, 2007. This increase is attributable to the reversal of a $19.9 million energy derivative valuation account established in 2001 in connection with the Company’s termination of a long-term energy supply contract. The energy derivative valuation account was subject to quarterly reviews by the Company in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As a result of these quarterly reviews, during the fourth quarter of 2008 the Company determined that it had met the criteria under SFAS No. 140 to extinguish the liability and therefore recognized a non-cash, non-operational benefit of $19.9 million in other income. This increase in other income was partially offset by a $2.4 million decline in the asset value of the Company’s deferred compensation plan.

The effective tax rate for the year ended December 31, 2008, was 34.7% compared to 38.2% for the year ended December 31, 2007. The decrease in the tax rate is primarily due to the release of tax contingencies of $1.4 million related to the settlement of the Internal Revenue Service examination for tax years 2001 through 2003, and $2.0 million in connection with the reversal of the energy derivative valuation account.

Net income for the year ended December 31, 2008, increased by $11.6 million (21%) to $66.2 million from net income of $54.6 million for the year ended December 31, 2007. Diluted earnings per share improved to $1.04 per share (based on 63.8 million shares outstanding) in the twelve months ended December 31, 2008 compared to diluted earnings of $0.81 per share (based on 67.5 million shares outstanding) in the comparable period of 2007. In 2008, net income and earnings per share were favorably affected by the reversal of a $19.9 million energy derivative valuation account, as mentioned above, which resulted in an after-tax benefit of $14.1 million ($0.22 per share). In 2008, net income and earnings per share were negatively affected by after-tax charges of $7.8 million ($0.12 per share) related to costs associated with the implementation of the Company’s gross margin improvement initiatives. In 2007, net income and earnings per share were favorably affected by after-tax gains of $3.3 million ($0.05 per share) that was recognized in connection with the sale of two buildings in August and December of 2007, and negatively affected by after-tax charges of $5.5 million ($0.08 per share) related to costs associated with the implementation of the Company’s gross margin improvement initiatives.

Golf Clubs and Golf Balls Segments Results for the Years Ended December 31, 2008 and 2007

The Company experienced an increase in net sales during the first half of 2008 primarily due to an increase in international sales as a result of strong demand for its current year product introductions and favorable changes in foreign currency rates. This increase in sales internationally was partially offset by a decline in sales in the United States primarily due to reduced demand caused by a less favorable economic environment compared to the prior year. During the second half of 2008, in addition to an unfavorable shift in foreign currency rates, the deteriorating economic conditions in the United States spread to most of the Company’s international markets and the economic conditions in the United States worsened resulting in an overall decrease in net sales for the year ended December 31, 2008.

Golf Clubs Segment

Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2008	2007	Dollars	Percent
Net sales:
Woods	$268.3	$305.9	$(37.6)	(12)%
Irons	308.5	309.6	(1.1)	—
Putters	101.7	109.1	(7.4)	(7)%
Accessories and other	215.6	186.9	28.7	15%

	$894.1	$911.5	$(17.4)	(2)%

The $37.6 million (12%) decrease in net sales of woods to $268.3 million for the year ended December 31, 2008, is primarily attributable to a decrease in both average selling prices and sales volume. In 2007, the Company launched a more extensive line of drivers relative to 2008. This expected decrease in new driver introductions contributed to a reduction in overall average selling prices within the woods category, as drivers, particularly premium Fusion Technology drivers, carry a higher sales price than fairway woods and hybrids. In addition, average selling prices were negatively affected during the year ended December 31, 2008 by planned price reductions on older woods products, primarily on Big Bertha 460 titanium drivers, Fusion Technology drivers, X fairway woods and region specific Hyper ERC titanium drivers. The decrease in sales volume was due to a decline in sales of the Company’s older Fusion Technology drivers partially offset by the current year launch of Fusion Technology fairway woods and hybrids and X fairway woods.

The $1.1 million decrease in net sales of irons to $308.5 million for the year ended December 31, 2008, resulted from a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to an anticipated decline in sales of the X-20 and X-Forged irons, which were launched during the first quarter of 2007. These decreases were partially offset by an increase in sales volume of the current year Fusion Technology irons, X-Forged series wedges and the fourth quarter launch of X-22 irons. The increase in average selling prices was primarily due to a favorable shift in product mix as a result of the current year introduction of premium Fusion Technology irons and X-Forged Series wedges, which carry higher average sales prices than the X-20 and X-Forged irons launched in the prior year. This increase in average selling prices was partially offset by closeout pricing taken on older Big Bertha irons during 2008.

The $7.4 million (7%) decrease in net sales of putters to $101.7 million for the year ended December 31, 2008, resulted from a decrease in sales volumes partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to a decrease in sales of the Company’s older White Hot XG series putter models and White Hot two-ball putters. The increase in average selling prices was primarily attributable to the current year introduction of the premium Black Series-i putter line, which carries a higher sales price than the Black Series putters launched in the prior year.

The $28.7 million (15%) increase in sales of accessories and other products to $215.6 million was primarily attributable to the current year introduction of the Top-Flite packaged recreational sets in addition to an increase in sales of the Callaway Golf Collection line of accessories and golf gloves.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2008	2007	Dollars	Percent
Net sales:
Golf balls	$223.1	$213.1	$10.0	5%

The $10.0 million (5%) increase in net sales of golf balls to $223.1 million for the year ended December 31, 2008, was due to a $17.0 million increase in Callaway Golf ball sales, partially offset by a decrease of $6.2 million in sales of Top-Flite golf balls. The increase in Callaway Golf ball sales was due to an increase in sales volume and average selling prices. The increase in sales volume and average selling prices was primarily due to favorable consumer acceptance of premium HX Tour i and Tour ix series golf balls and the HX Hot Bite golf balls, launched during the current year, which have higher average selling prices than the Big Bertha and HX Hot golf ball models launched in 2007. The decrease in Top-Flite golf ball sales was primarily due to a decrease in sales volume primarily resulting from a reduction in sales of the older generation XL golf ball models as well as the D2 golf balls. This decrease was partially offset by an increase in sales volume of the new Gamer and Freak golf ball models, which were introduced during the first quarter of 2008.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,				Growth (Decline)
	2008		2007		Dollars	Percent
Income before provision for income taxes(1)
Golf clubs	$134.0		$151.8		$(17.8)	(12)%
Golf balls	6.9		0.9		6.0	667%

	$140.9	(1)	$152.7	(1)	$(11.8)	(8)%

(1)	Amounts shown are before the deduction of corporate general and administration expenses and other income (expenses) of $39.6 million and $64.4 million for the years ended December 31, 2008 and 2007, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 17 to the Consolidated Financial Statements—“Segment Information” in this Form 10-K.

Pre-tax income in the Company’s golf clubs operating segment decreased to $134.0 million for the year ended December 31, 2008, from $151.8 million for the year ended December 31, 2007. The decrease in the golf clubs operating segment pre-tax income was primarily attributable to a decline in net sales as discussed above combined with a decline in gross margin. The decline in gross margin is primarily due to a less favorable club product mix in 2008 as compared to 2007. This unfavorable shift in product mix is due in part to an overall increase in sales of titanium driver products during the first half of 2008, which generally carry lower margins than the Fusion Technology drivers introduced in 2007, as well as an increase in sales of accessories and other products, which generally carry lower margins compared to club products. In addition, gross margin was negatively affected by price reductions taken on older woods products, primarily on Big Bertha 460 drivers, Fusion Technology drivers, X fairway woods and the region specific Hyper ERC titanium driver. These decreases in gross margin were partially offset by cost reductions on club components as a result of improved product design and improved club manufacturing efficiencies as a result of the Company’s gross margin improvement initiatives. Operating expenses related to the golf club segment remained relatively consistent year over year.

Pre-tax income in the Company’s golf balls operating segment increased to $6.9 million for the year ended December 31, 2008, from $0.9 million for the year ended December 31, 2007. The increase in the golf balls operating segment pre-tax income was primarily due to an increase in net sales as discussed above combined with an improvement in gross margins. This improvement was primarily due to a favorable shift in product mix as a result of the higher margin Tour i series, HX Hot Bite and Legacy golf balls launched in 2008 compared to lower margin HX Hot golf balls launched in 2007, as well as improved ball manufacturing efficiencies as a result of the Company’s gross margin improvement initiatives. These improvements in pre-tax income were partially offset by an increase in operating expenses for the year ended December 31, 2008 as a result of an increase in golf ball marketing expenses, depreciation expense, consulting expenses and travel expense in connection with the Company’s international growth.

The Company has been actively implementing the gross margin improvement initiatives, which were announced during the fourth quarter of 2006. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed charges of $6.0 million and $6.7 million, respectively, during the year ended December 31, 2008 and $5.7 million and $3.2 million, respectively, during the year ended December 31, 2007.

Years Ended December 31, 2007 and 2006

Net sales increased $106.7 million (10%) to $1,124.6 million for the year ended December 31, 2007, as compared to $1,017.9 million for the year ended December 31, 2006. The overall increase in net sales is primarily due to the Company’s strong 2007 product line and improvements to the Company’s supply chain during the current year, such improvements allowed the Company to make the necessary adjustments to supply the products for the increased demand. On an operating segment basis, net sales increased as a result of a $108.4 million (13%) increase in net sales from the Company’s golf clubs segment, offset by a decrease of $1.7 million (1%) in net sales from the Company’s golf balls segment. The Company’s net sales by operating segment is set forth below (dollars in millions):

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

Net sales in the United States increased $31.0 million (5%) to $597.6 million during the year ended December 31, 2007, compared to 2006. The Company’s sales in regions outside of the United States increased $75.7 million (17%) to $527.0 million during the year ended December 31, 2007 compared to 2006. This increase in U.S. and international sales is attributable to increased sales in all regions primarily due to favorable consumer acceptance of the Company’s new products. The Company’s net sales were positively affected during 2007 by changes in foreign currency rates, primarily in Europe, Australia, Canada and Korea partially offset by unfavorable foreign currency rate changes in Japan.

For the year ended December 31, 2007, gross profit increased $95.1 million (24%) to $493.2 million from $398.1 million in 2006. Gross profit as a percentage of net sales improved to 44% during the year ended December 31, 2007 from 39% in the comparable period of 2006. Overall gross margins during 2007 were favorably impacted by increases in average selling prices resulting from a more favorable current year product mix combined with improved manufacturing efficiencies, a decline in freight costs as well as other benefits from the Company’s Gross Margin Improvement Initiatives. Gross profit for the year ended December 31, 2007 was negatively affected by charges of $8.9 million related to the implementation of the Company’s Gross Margin Improvement Initiatives. Gross profit for the year ended December 31, 2006 was negatively affected by charges of $3.5 million related to the Top-Flite integration initiatives, $1.9 million related to the Gross Margin Improvement Initiatives, as well as $0.3 million in connection with the Company’s 2005 restructuring initiatives.

Selling expenses increased $27.5 million (11%) to $282.0 million for the year ended December 31, 2007, as compared to $254.5 million for the year ended December 31, 2006. As a percentage of net sales, selling expense remained constant at 25% for the years ended December 31, 2007 and 2006. The dollar increase was primarily due to a $14.1 million increase in employee costs primarily related to employee incentive compensation as a result of the Company’s improved financial performance in 2007. In addition, advertising and other promotional expenses increased $8.0 million primarily due to expenditures associated with current year new product introductions as well as the previously announced re-launch of the Top-Flite brand, and depreciation expense increased $2.2 million as a result of an increase in display and shelving fixtures as well as fitting carts acquired during 2007.

General and administrative expenses increased $9.4 million (12%) to $89.1 million for the year ended December 31, 2007, as compared to $79.7 million for the year ended December 31, 2006. As a percentage of net sales, general and administrative expenses remained constant at 8% for the years ended December 31, 2007 and 2006. The dollar increase was due to a $7.7 million increase in employee costs primarily related to employee incentive compensation as a result of the Company’s improved financial performance, a $5.2 million increase in corporate legal expense primarily associated with golf ball intellectual property rights litigation and a $1.8 million increase in professional fees primarily related to consulting services. These increases were partially offset by a $5.4 million gain recognized in connection with the sale of two buildings in August and December of 2007.

Research and development expenses increased $5.2 million (19%) to $32.0 million for the year ended December 31, 2007, as compared to $26.8 million for the year ended December 31, 2006. As a percentage of net sales, research and development expenses remained constant at 3% for the years ended December 31, 2007 and 2006. The dollar increase was primarily due to a $3.6 million increase in employee costs primarily related to employee incentive compensation as a result of the Company’s improved financial performance combined with an increase in salaries and wages.

Other net expense decreased $0.2 million (10%) to $1.9 million for the year ended December 31, 2007, as compared to $2.1 million for the year ended December 31, 2006. This improvement is primarily a result of a $0.9 million increase in net interest income primarily due to improved management of cash on hand, partially offset by a decrease of $0.6 million in other income as a result of a favorable insurance claim recognized in the fourth quarter of 2006.

The effective tax rate for the year ended December 31, 2007, was 38% compared to 33% for the year ended December 31, 2006. The tax rate benefited from net favorable adjustments to previously estimated tax liabilities in the amount of $1.6 million and $3.0 million for the years ended December 31, 2007 and 2006, respectively. Additionally, the relative impact of these net favorable adjustments on the effective tax rate was greater in 2006 as a result of lower income before taxes in that year. Historically, the most significant favorable adjustments resulted from the finalization of the Company’s prior year U.S. and state income tax returns as well as agreements reached with major jurisdictions on certain issues necessitating a reassessment of the Company’s tax exposures for all open tax years, with no individual year being significantly affected.

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

Golf Clubs and Golf Balls Segments Results for the Years Ended December 31, 2007 and 2006

Golf Clubs Segment

Net sales for the golf clubs segment increased $108.4 million (13%) to $911.5 million for the year ended December 31, 2007, as compared to $803.1 million for the year ended December 31, 2006. This increase is primarily attributable to a $39.4 million (15%) increase in net sales of woods, a $41.0 million (28%) increase in net sales of accessories and other products and a $21.6 million (8%) increase in net sales of irons compared to the prior year.

Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2007	2006	Dollars	Percent
Net sales:
Woods	$305.9	$266.5	$39.4	15%
Irons	309.6	288.0	21.6	8%
Putters	109.1	102.7	6.4	6%
Accessories and other	186.9	145.9	41.0	28%

	$911.5	$803.1	$108.4	13%

The $39.4 million (15%) increase in net sales of woods to $305.9 million for the year ended December 31, 2007, is primarily attributable to an increase in average selling prices partially offset by lower unit volume. The increase in average selling prices is primarily attributable to a favorable shift in product mix as a result of the launch of two premium multi-material drivers, the FT-i and FT-5, and one titanium driver, the Big Bertha 460, which were introduced during the first quarter of 2007. These products sold at higher price points than the prior generation FT-3 driver, which was in the third year of its product lifecycle and the titanium X460 driver, which was introduced during the first quarter of 2006. The decline in unit volume primarily resulted from a decrease in unit volume of older fairway wood products, which were in the second and third years of their product lifecycles, partially offset by an increase in unit volume of the new driver products discussed above.

The $21.6 million (8%) increase in net sales of irons to $309.6 million for the year ended December 31, 2007, resulted primarily from higher unit volume combined with an increase in average selling prices. The increase in unit volume is primarily attributable to an increase in sales of X-20 irons products that were launched during the first quarter of 2007 partially offset by a decrease in sales of the Company’s older irons products, primarily Big Bertha irons and prior generation X-18 irons, which were in the second and third years of their product lifecycles. The increase in average selling prices is attributable to a more favorable mix of higher priced irons products during 2007 compared to 2006. This shift in product mix primarily resulted from the current year introduction of more premium multi-material irons products compared to the prior year introduction of steel irons products which generally have lower average selling prices.

The $6.4 million (6%) increase in net sales of putters to $109.1 million for the year ended December 31, 2007, resulted primarily from an increase in average selling prices offset by lower unit volume. The increase in average selling prices is attributable to the current year introduction of the White Hot XG and Black Series putter product lines. The decrease in unit volume is primarily due to decreases in sales of the Company’s older White Hot, White Steel, Tri-ball and 2-ball SRT putter products, which were in the second and third years of their product lifecycles.

The $41.0 million (28%) increase in sales of accessories and other products to $186.9 million is primarily attributable to an increase in sales of Callaway Golf footwear and other accessories (primarily bags and gloves). The increase in sales of Callaway Golf footwear was primarily due to an increase in unit volume as well as the fact that golf footwear was sold primarily through a licensing arrangement until April 2006 whereas the Company sold golf footwear directly to retailers during the full year in 2007.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2007	2006	Dollars	Percent
Net sales:
Golf balls	$213.1	$214.8	$(1.7)	(1)%

The $1.7 million (1%) decrease in net sales of golf balls to $213.1 million for the year ended December 31, 2007, is primarily due to a decrease in unit volume of Top-Flite golf balls, partially offset by an increase in unit volume of Callaway Golf balls. The decrease in unit volume for Top-Flite golf balls is primarily due to a planned 30% reduction in product SKUs combined with a decline in sales of the Company’s older Top-Flite brand golf ball products that were in the second and third years of their product lifecycles, partially offset by net sales of the D2 golf ball introduced in the current year. The increase in unit volume for the Callaway Golf balls was attributable to favorable consumer acceptance of the Company’s current year product introductions, including the new 2007 HX Hot, Big Bertha and Warbird golf ball product lines.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,				Growth (Decline)
	2007		2006		Dollars	Percent
Income (loss) before provision for income taxes(1)
Golf clubs	$151.8		$101.8		$50.0	49%
Golf balls	0.9		(6.4)		7.3	114%

	$152.7	(1)	$95.4	(1)	$57.3	60%

(1)	Amounts shown are before the deduction of corporate general and administration expenses and other income (expenses) of $64.4 million and $60.4 million for the years ended December 31, 2007 and 2006, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 17 to the Consolidated Financial Statements—“Segment Information” in this Form 10-K.

Pre-tax income (loss) in the Company’s golf clubs and golf balls operating segments improved to $151.8 million and $0.9 million, respectively, for the year ended December 31, 2007, compared to income of $101.8 million and a loss of $6.4 million, respectively, for the same period in 2006. The increase in the golf clubs operating segment pre-tax income is primarily attributable to improved net sales as well as improved gross margins resulting from a more favorable club product mix due to the current year launch of higher margin driver and irons products. The increase in the golf balls operating segment pre-tax income was primarily due to improved net sales as well as improved gross margins resulting from a shift in product mix toward increased sales of more premium Callaway branded golf balls and the introduction of a higher-priced Top-Flite branded golf ball combined with a decline in sales of lower margin range balls during the year ended December 31, 2007. Additionally, during 2006, the Company recorded a $3.3 million charge due to a work-in-progress inventory write-down as a result of an annual physical inventory count. Furthermore, both golf clubs and golf balls operating segment margins were favorably impacted by cost reductions resulting from improved manufacturing efficiencies, declines in freight costs and the successful implementation of the Company’s Gross Margin Improvement Initiatives during 2007.

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

Financial Condition

The Company’s cash and cash equivalents decreased $11.6 million (23%) to $38.3 million at December 31, 2008, from $49.9 million at December 31, 2007. Additionally, the Company’s cash generated from operating activities during the year ended December 31, 2008 decreased $110.3 million to $41.7 million compared to $152.0 million for the year ended December 31, 2007. This decrease is primarily due to the timing of (i) payments of employee incentive compensation, (ii) inventory purchases, and (iii) collection of accounts receivable. The Company paid its 2007 employee bonuses in February 2008, whereas no bonuses were paid during the fiscal year ended 2007, resulting in a greater use of cash for employee incentive compensation during 2008 compared to the prior year. The increase in cash used for inventory purchases was due to a greater decline in inventory levels during the year ended December 31, 2007 compared to the year ended December 31, 2008 resulting from the implementation of the Company’s inventory reduction initiatives announced in February 2007.

The increase in accounts receivable is primarily due to an increase in sales in December 2008 as the result of new product introductions during the fourth quarter of 2008 as well as slightly longer standard payment terms for the Company’s off-course customers in connection with the current year sales programs. During 2008, the Company used its cash generated from operating activities of $41.7 million as well as $53.5 million in proceeds from its credit facilities to fund $51.0 million in capital projects, repurchase $23.7 million of Company stock, pay dividends of $17.8 million and complete the acquisition of the assets of uPlay, LLC for $9.8 million, net of cash acquired.

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections relative to lower sales volumes. As of December 31, 2008, the Company’s net accounts receivable increased $8.0 million to $120.1 million from $112.1 million as of December 31, 2007.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s net inventory increased $4.2 million to $257.2 million as of December 31, 2008 compared to $253.0 million as of December 31, 2007. As a percent of trailing twelve month sales, inventory remained flat at 23% at December 31, 2008 and 2007.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities. The Company’s cash flows from operations can be affected by many factors, including sales levels, inventory management, foreign currency exchange rates, and the collection of customer accounts. To the extent that the unfavorable global economic conditions result in decreased sales, increased obsolete or excess inventory, or an increase in uncollectible customer accounts, or if the turmoil in the foreign currency markets results in unfavorable foreign currency exchange rates, the Company’s cash flow liquidity would be impaired and the Company would need to obtain its required liquidity from its credit facilities or other sources.

The Company’s primary credit facility is a $250 million Line of Credit with a syndicate of eight banks under the terms of the November 5, 2004 Amended and Restated Credit Agreement (as amended, the “Line of Credit”). The Line of Credit is not scheduled to expire until February 15, 2012.

The lenders in the syndicate are Bank of America, N.A., Union Bank of California, N.A., Barclays Bank, PLC, JPMorgan Chase Bank, N.A., US Bank, N.A., Comerica West Incorporation, Fifth Third Bank, and Citibank, N.A. To date, all of the banks in the syndicate have continued to meet their commitments under the Line of Credit despite the turmoil in the financial markets. If any of the banks in the syndicate were unable to perform on their commitments to fund the Line of Credit, the Company’s liquidity would be impaired unless the Company were to find a replacement source of funding under the Line of Credit or from other sources.

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability can be effectively limited by the financial covenants contained therein. As of December 31, 2008, the maximum amount that could be borrowed under the Line of Credit was $250.0 million, of which $90.0 million was outstanding at December 31, 2008.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 10.0 to 25.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters’ earnings before interest, income taxes, depreciation and amortization, as well as other non-cash expense and income items (“adjusted EBITDA”) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ adjusted EBITDA of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

The Line of Credit requires the Company to meet certain financial covenants, including a maximum consolidated leverage ratio and minimum interest coverage ratio, and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of December 31, 2008, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments, were $2.2 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $0.9 million as of December 31, 2008, of which $0.3 million was included in other current assets and $0.6 million in other long-term assets in the accompanying consolidated balance sheet.

Share Repurchases

In November 2007, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $100.0 million, which would remain in effect until completed or otherwise terminated by the Board of Directors. The November 2007 repurchase program supersedes all prior stock repurchase authorizations and will remain in effect until completed or otherwise terminated by the Board of Directors.

In addition, in November 2007, the Board of Directors authorized the retirement of all Common Stock held in treasury, which resulted in the retirement of approximately 18.9 million shares at a total cost of $309.1 million. The retirement also reduced additional paid-in capital and Common Stock by $308.9 million and $0.2 million, respectively. There was no Common Stock held in treasury as of December 31, 2007.

During 2008, the Company repurchased 1.8 million shares of its Common Stock under the November 2007 repurchase program at an average cost per share of $13.37 for a total cost of $23.7 million. The Company’s repurchases of shares of Common Stock are recorded at the average cost of the Common Stock held in treasury and result in a reduction of shareholders’ equity.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of December 31, 2008 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Line of Credit	$90.0	$90.0	$—	$—	$—
Operating leases(1)	31.7	10.7	11.1	4.5	5.4
Unconditional purchase obligations(2)	92.1	50.7	35.6	5.8	—
Deferred compensation(3)	6.4	0.3	0.4	0.3	5.4
Uncertain tax contingencies(4)	13.9	0.1	4.6	5.8	3.4

Total	$234.1	$151.8	$51.7	$16.4	$14.2

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under noncancelable operating leases.
(2)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(3)	The Company has an unfunded, nonqualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets and was $7.2 million at December 31, 2008. The liability for the deferred compensation is included in long-term liabilities and was $6.4 million at December 31, 2008.

(4)	Amount represents total uncertain income tax positions related to the adoption FIN 48, which is comprised of a short-term income tax payable of $0.1 million and a long-term income tax payable of $13.8 million. For further discussion see Note 14 to the Consolidated Financial Statements—“Income Taxes” in this Form 10-K.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to Golf Entertainment International Limited (see Note 3 “Investments” to the Consolidated Financial Statements). In addition, in connection with the uPlay acquisition, the Company could be required to pay an additional purchase price based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011 (see Note 4 “Business Acquisitions” to the Consolidated Financial Statements). The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2008 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 15 “Commitments and Contingencies” to the Notes to Consolidated Financial Statements.

Sufficiency of Liquidity

Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its current or future credit facilities, will be sufficient to finance current operating requirements, planned capital expenditures, contractual obligations and commercial commitments, for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see above, “Sources of Liquidity” and “Certain Factors Affecting Callaway Golf Company” contained in Item 1A).

Capital Resources

The Company does not currently have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

During the fourth quarter of 2006, the Company made an investment in Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company acquired Preferred Shares of GEI for approximately $10.0 million. The Company accounts for this investment under the cost method in accordance with the provisions of Accounting Principals Board Opinion

No. 18, “The Equity Method of Accounting for Investments in Common Stock” and reflected the investment balance in other long-term assets in the consolidated balance sheet as of December 31, 2008 and 2007 included in this Form 10-K. In February 2008, the Company and another GEI shareholder entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8.0 million for a loan that was issued to a subsidiary of GEI. As of December 31, 2008, this letter of credit was scheduled to expire one year from the date of issuance. In January 2009, the Company and the same GEI shareholder extended this letter of credit for an additional year. The Company is currently responsible for $5.5 million of the total guaranteed amount.

In addition, at December 31, 2008, the Company had total outstanding commitments on non-cancelable operating leases of approximately $31.7 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 9 years expiring at various dates through November 2017, with options to renew at varying terms.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company uses derivative financial instruments for hedging purposes to limit its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with creditworthy banks, including the banks that are parties to the Company’s Line of Credit (see Note 8 “Financing Arrangements” to the Notes of the Consolidated Financial Statements). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties. Although counterparty nonperformance is not anticipated, the current turmoil in the global financial markets could increase the risk of nonperformance. The Company is also exposed to interest rate risk from its credit facility.

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to foreign currency exchange rate risks (see Note 9 “Derivatives and Hedging” to the Notes to Consolidated Financial Statements) that could impact the Company’s results of operations. The Company’s risk management strategy includes the use of derivative financial instruments, including forwards and purchase options, to hedge certain of these exposures. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company’s hedging activities can reduce, but will not eliminate, the effects of foreign currency fluctuations. The extent to which the Company’s hedging activities mitigate the effects of changes in foreign currency exchange rates varies based upon many factors, including the amount of transactions being hedged. The Company generally only hedges a limited portion of its international transactions. Based upon current rates, management expects that foreign currency rates for financial reporting purposes will have a significant negative impact upon the Company’s consolidated reported financial results in 2009 compared to 2008 (see above, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A and “Results of Operations” contained in Item 7).

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

The Company from time to time enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which may include anticipated intercompany sales of inventory denominated in foreign currencies, payments due on intercompany transactions from certain wholly-owned foreign subsidiaries, payments due from customers that are denominated in foreign currencies, and anticipated sales by the Company’s wholly-owned European subsidiary for certain Euro denominated transactions. Hedged transactions are denominated primarily in European currencies, Japanese Yen, Canadian Dollars and Australian Dollars. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to meet the Company’s objectives of reducing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within 12 months from their inception.

At December 31, 2008 and 2007, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures (including payments due on intercompany transactions from certain wholly-owned foreign subsidiaries and payments due from customers that are denominated in foreign currencies), were approximately $23.7 million and $31.1 million, respectively. At December 31, 2008 and 2007, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2008 through its derivative financial instruments.

The estimated maximum one-day loss from the Company’s foreign currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $2.6 million at December 31, 2008. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $2.6 million at December 31, 2008 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its Line of Credit (see Note 8 “Financing Arrangements” to the Consolidated Financial Statements). Outstanding borrowings accrue interest at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the estimated potential cash flows impact would be approximately $1.3 million in additional interest expense if interest rates were to increase by 10% over a twelve month period.

Item 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, together with the reports of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-36.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2008, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework. Based on that assessment, management believes that as of December 31, 2008, the Company’s internal control over financial reporting was effective based on the COSO criteria.

Changes in Internal Control over Financial Reporting. During the fourth quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Callaway Golf Company

Carlsbad, California

We have audited the internal control over financial reporting of Callaway Golf Company and its subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated February 26, 2009, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 26, 2009

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 4 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Commission within 120 days after the end of fiscal year 2008 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.	Executive Compensation

The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers and Directors,” “Compensation Discussion and Analysis,” “Report of the Compensation and Management Succession Committee” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2008 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal year 2008 pursuant to Regulation 14A, which information is incorporated herein by this reference. Information required by Item 201(d) of Regulation S-K has been included in Item 5 of this report.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers and Directors—Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Transactions with Related Persons,” and “Board of Directors and Corporate Governance” to be filed with the Commission within 120 days after the end of fiscal year 2008 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of fiscal year 2008 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-39:

Consolidated Balance Sheets as of December 31, 2008 and 2007;

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006;

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006;

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006;

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

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

Executive Compensation Contracts/Plans

10.1	Callaway Golf Company First Amended and Restated Chief Executive Officer Employment Agreement, effective as of September 3, 2008, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 5, 2008 (file no. 1-10962).

10.2	Callaway Golf Company First Amendment to the First Amended and Restated Chief Executive Officer Employment Agreement, effective as of January 26, 2009, by and between Callaway Golf Company and George Fellows.†

10.3	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.4	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Steven C. McCracken.†

10.5	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.6	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Bradley J. Holiday.†

10.7	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.8	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and David A. Laverty.†

10.9	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and Thomas Yang, incorporated herein by this reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.10	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Thomas Yang.†

10.11	Form of Notice of Grant of Stock Option and Option Agreement for Officers, incorporated herein by this reference to Exhibit 10.28 to the Company’s Current Report on Form 10-K, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.12	Form of Notice of Stock Option Grant for Officers, incorporated herein by this reference to Exhibit 10.19 to the Company’s Current Report on Form 10-K, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.13	Form of Notice of Grant of Stock Option and Option Agreement, incorporated herein by this reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.14	Form of Restricted Stock Unit Grant, incorporated herein by this reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.15	Form of Performance Unit Grant, incorporated herein by this reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.16	Form of Notice of Grant and Agreement for Contingent Stock Option/SAR, incorporated herein by this reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 26, 2009 (file no. 1-10962).

10.17	Form of Notice of Grant of Stock Option and Option Agreement for Non-Employee Directors, incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.18	Form of Non-Employee Director Restricted Stock Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Commission on March 1, 2007 (file no. 1-10962).

10.19	Notice of Grant and Agreement for Contingent Stock Option/SAR, effective as of January 29, 2009, between the Company and George Fellows.†

10.20	Notice of Restricted Stock Unit Grant, effective as of January 29, 2009, between the Company and George Fellows.†

10.21	Notice of Grant of Stock Option and Option Agreement, effective as of January 29, 2009, between the Company and George Fellows.†

10.22	Cash Unit Grant Agreement, effective as of September 3, 2008, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 5, 2008 (file no. 1-10962).

10.23	Callaway Golf Company 2001 Non-Employee Directors Stock Incentive Plan (Amended and Restated Effective as of June 6, 2006), incorporated herein by this reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 9, 2006 (file no. 1-10962).

10.24	Callaway Golf Company Non-Employee Directors Stock Option Plan (As Amended and Restated August 15, 2000), incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.25	Callaway Golf Company 1996 Stock Option Plan (As Amended and Restated May 3, 2000), incorporated herein by this reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).

10.26	Callaway Golf Company 1995 Employee Stock Incentive Plan (As Amended and Restated November 7, 2001), incorporated herein by this reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).

10.27	Callaway Golf Company 1991 Stock Incentive Plan (as Amended and Restated August 15, 2000), incorporated herein by this reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.28	2005 Callaway Golf Company Executive Deferred Compensation Plan (Master Plan Document), incorporated herein by this reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.29	Callaway Golf Company Executive Deferred Compensation Plan, as amended and restated, effective May 6, 2002, incorporated herein by this reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.30	Trust Agreement for the Callaway Golf Company Executive Deferred Compensation Plans, incorporated herein by this reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.31	Callaway Golf Company Employee Stock Purchase Plan (as Amended and Restated Effective as of February 1, 2006) , incorporated herein by this reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.32	Callaway Golf Company Amended and Restated 2004 Incentive Plan (Amended and Restated effective as of June 5, 2007), incorporated herein by this reference to Exhibit A to the Company’s annual proxy statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 23, 2007 (file no. 1-10962).

10.33	Callaway Golf Company 2008 Senior Management Incentive Program, incorporated herein by this reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 18, 2008 (file no. 1-10962).

10.34	Indemnification Agreement, dated April 7, 2004, between the Company and Anthony S. Thornley, incorporated herein by this reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.35	Indemnification Agreement, dated as of April 21, 2003, between the Company and Samuel H. Armacost, incorporated herein by this reference to Exhibit 10.57 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.36	Indemnification Agreement, dated as of April 21, 2003, between the Company and John C. Cushman, III, incorporated herein by this reference to Exhibit 10.58 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.37	Indemnification Agreement, effective June 7, 2001, between the Company and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).

10.38	Indemnification Agreement, dated July 1, 1999, between the Company and Yotaro Kobayashi, incorporated herein by this reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

10.39	Indemnification Agreement, dated July 1, 1999, between the Company and Richard L. Rosenfield, incorporated herein by this reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

Other Contracts

10.40	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 28, 2008 by and among Callaway Golf Company, Bank of America, N.A. (as Administrative Agent, Swing Line Lender and L/C Issuer) and certain other lenders named therein, incorporated herein by this reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 1, 2008 (file no. 1-10962).

10.41	Third Amendment to Amended and Restated Credit Agreement dated as of February 15, 2007 by and among Callaway Golf Company, Bank of America, N.A. (as Administrative Agent, Swing Line Lender and L/C Issuer), and certain other lenders named therein, incorporated herein by this reference to Exhibit 10.64 to the Company’s Current Report on Form 8-K, dated as of February 15, 2007, as filed with the Commission on February 21, 2007 (file no. 1-10962).

10.42	Second Amendment to Amended and Restated Credit Agreement dated as of January 23, 2006 between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party to the Amended and Restated Credit Agreement dated November 5, 2004, incorporated herein by this reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K, dated as of January 23, 2006, as filed with the Commission on January 27, 2006 (file no. 1-10962).

10.43	First Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2005, between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party to the Amended and Restated Credit Agreement dated November 5, 2004, incorporated herein by this reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K, dated as of March 31, 2005, as filed with the Commission on April 6, 2005 (file no. 1-10962).

10.44	Amended and Restated Credit Agreement, dated as of November 5, 2004, between the Company and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Banc of America Securities LLC, as Sole Lead Manager and Sole Book Manager, and the other lenders party to the Amended and Restated Credit Agreement, incorporated herein by this reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 9, 2004 (file no. 1-10962).

10.45	Amendment No. 3 to Trust Agreement, effective as of November 1, 2005, by the Company with the consent of Union Bank of California, N.A., incorporated herein by this reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.46	Amendment No. 2 to Trust Agreement, effective as of October 21, 2004, by the Company with the consent of Arrowhead Trust Incorporated, incorporated herein by this reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.47	Amendment No. 1 to Trust Agreement, effective as of June 29, 2001, by the Company with the consent of Arrowhead Trust Incorporated, incorporated herein by this reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.48	Assignment and Assumption Agreement, effective as of January 1, 2006, among the Company, Arrowhead Trust Incorporated and Union Bank of California, N.A., incorporated herein by this reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.49	Assignment and Assumption Agreement, effective as of April 24, 2000, among the Company, Sanwa Bank California and Arrowhead Trust Incorporated, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).

10.50	Trust Agreement, dated July 14, 1995, between the Company and Sanwa Bank California, as Trustee, for the benefit of participating employees, incorporated herein by this reference to Exhibit 10.45 to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Commission on November 14, 1995 (file no. 1-10962).

21.1	List of Subsidiaries.†

23.1	Consent of Deloitte & Touche LLP.†

24.1	Form of Limited Power of Attorney.†

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Included in this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ GEORGE FELLOWS
George Fellows President and Chief Executive Officer

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/S/ GEORGE FELLOWS George Fellows	President and Chief Executive Officer, Director	February 26, 2009

Principal Financial Officer and Principal Accounting Officer:

/S/ BRADLEY J. HOLIDAY Bradley J. Holiday	Senior Executive Vice President and Chief Financial Officer	February 26, 2009

Directors:

* Samuel H. Armacost	Director	February 26, 2009

* Ronald S. Beard	Chairman of the Board	February 26, 2009

* John C. Cushman, III	Director	February 26, 2009

* Yotaro Kobayashi	Director	February 26, 2009

* Richard L. Rosenfield	Director	February 26, 2009

* Anthony S. Thornley	Director	February 26, 2009

*By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Callaway Golf Company

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the basic consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such basic consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 26, 2009

CALLAWAY GOLF COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$38,337	$49,875
Accounts receivable, net	120,067	112,064
Inventories	257,191	253,001
Deferred taxes, net	27,046	42,219
Income taxes receivable	15,549	9,232
Other current assets	31,813	30,190

Total current assets	490,003	496,581
Property, plant and equipment, net	142,145	128,036
Intangible assets, net	146,945	140,985
Goodwill	29,744	32,060
Deferred taxes, net (Note 14)	6,299	—
Other assets	40,202	40,416

	$855,338	$838,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$126,167	$130,410
Accrued employee compensation and benefits	25,630	44,245
Accrued warranty expense	11,614	12,386
Credit facilities	90,000	36,507

Total current liabilities	253,411	223,548
Long-term liabilities:
Deferred taxes, net (Note 14)	—	2,367
Energy derivative valuation account (Note 15)	—	19,922
Income tax payable	14,993	13,833
Deferred compensation and other	6,566	8,200
Minority interest in consolidated subsidiary	2,213	1,978
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at December 31, 2008 and 2007	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 66,276,236 shares and 66,281,693 shares issued at December 31, 2008 and 2007, respectively	663	663
Additional paid-in capital	102,329	111,953
Unearned compensation	(279)	(2,158)
Retained earnings	518,851	470,469
Accumulated other comprehensive (loss) income	(6,376)	18,904
Less: Grantor Stock Trust held at market value, 1,440,570 shares and 1,813,010 shares at December 31, 2008 and 2007, respectively	(13,383)	(31,601)
Less: Common Stock held in treasury, at cost, 1,768,695 shares and 0 shares at December 31, 2008 and 2007, respectively	(23,650)	—

Total shareholders’ equity	578,155	568,230

	$855,338	$838,078

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2008		2007		2006
Net sales	$1,117,204	100%	$1,124,591	100%	$1,017,907	100%
Cost of sales	630,371	56%	631,368	56%	619,832	61%

Gross profit	486,833	44%	493,223	44%	398,075	39%
Selling expenses	287,802	26%	281,960	25%	254,526	25%
General and administrative expenses	85,473	8%	89,060	8%	79,709	8%
Research and development expenses	29,370	3%	32,020	3%	26,785	3%

Total operating expenses	402,645	36%	403,040	36%	361,020	35%
Income from operations	84,188	8%	90,183	8%	37,055	4%
Interest and other income, net	1,863		3,455		3,364
Interest expense	(4,666)		(5,363)		(5,421)
Change in energy derivative valuation account (Note 15)	19,922		—		—

Income before income taxes	101,307	9%	88,275	8%	34,998	3%
Provision for income taxes	35,131		33,688		11,708

Net income	$66,176	6%	$54,587	5%	$23,290	2%

Earnings per common share:
Basic	$1.05		$0.82		$0.34
Diluted	$1.04		$0.81		$0.34
Common equivalent shares:
Basic	63,055		66,371		67,732
Diluted	63,798		67,484		68,503

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$66,176	$54,587	$23,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,963	35,326	32,274
Deferred taxes	13,977	9,047	673
Compensatory stock and stock options	6,375	10,851	11,921
Loss (gain) on disposal of long-lived assets	510	(4,731)	1,135
Non-cash change in energy derivative valuation account	(19,922)	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(18,133)	12,478	(12,128)
Inventories	(14,847)	17,292	(16,842)
Other assets	(13,795)	(7,410)	(4,475)
Accounts payable and accrued expenses	20,122	10,341	(4,525)
Accrued employee compensation and benefits	(17,925)	25,158	(6,376)
Accrued warranty expense	(772)	(978)	98
Income taxes receivable and payable	(10,234)	(10,573)	(6,936)
Other liabilities	(7,790)	594	(1,128)

Net cash provided by operating activities	41,705	151,982	16,981

Cash flows from investing activities:
Capital expenditures	(51,005)	(32,930)	(32,453)
Acquisitions, net of cash acquired	(9,797)	—	374
Proceeds from sale of capital assets	45	11,460	469
Investment in golf-related ventures	(763)	(3,698)	(10,008)

Net cash used in investing activities	(61,520)	(25,168)	(41,618)

Cash flows from financing activities:
Issuance of Common Stock	4,708	48,035	9,606
Acquisition of treasury stock	(23,650)	(114,795)	(52,872)
Dividends paid, net	(17,794)	(18,755)	(19,212)
Proceeds from (payments on) credit facilities, net	53,493	(43,493)	80,000
Excess tax benefit from exercise of stock options and compensatory stock	72	6,031	884
Other financing activities	235	(9)	1,971

Net cash provided by (used in) financing activities	17,064	(122,986)	20,377

Effect of exchange rate changes on cash and cash equivalents	(8,787)	(315)	1,141

Net (decrease) increase in cash and cash equivalents	(11,538)	3,513	(3,119)
Cash and cash equivalents at beginning of year	49,875	46,362	49,481

Cash and cash equivalents at end of year	$38,337	$49,875	$46,362

Supplemental disclosures:
Cash paid for interest and fees	$(4,346)	$(5,633)	$(4,502)
Cash paid for income taxes	$(27,483)	$(38,292)	$(18,859)

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Grantor Stock Trust	Treasury Stock		Total	Comprehensive Income
	Shares	Amount						Shares	Amount
Balance, December 31, 2005	84,951	$850	$393,676	$(9,014)	$430,996	$3,377	$(82,414)	(8,501)	$(141,423)	$596,048

Adoption of SFAS No. 123R	—	—	(2,382)	2,382	—	—	—	—	—	—
Exercise of stock options	—	—	(1,053)	—	—	—	7,134	—	—	6,081
Excess tax benefit from exercise of stock options and compensatory stock	—	—	578	—	—	—	—	—	—	578
Issuance of Restricted Common Stock	146	1	(1)	—	—	—	—	—	—	—
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(3,457)	(52,872)	(52,872)
Compensatory stock and stock options	—	—	8,855	3,066	—	—	—	—	—	11,921
Employee stock purchase plan	—	—	(533)	—	—	—	4,058	—	—	3,525
Cash dividends	—	—	—	—	(19,212)	—	—	—	—	(19,212)
Adjustment of Grantor Stock Trust shares to market value	—	—	3,488	—	—	—	(3,488)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	7,758	—	—	—	7,758	$7,758
Net income	—	—	—	—	23,290	—	—	—	—	23,290	23,290

Balance, December 31, 2006	85,097	$851	$402,628	$(3,566)	$435,074	$11,135	$(74,710)	(11,958)	$(194,295)	$577,117	$31,048

Adoption of FIN 48	—	—	—	—	(437)	—	—	—	—	(437)
Exercise of stock options	51	—	(6,370)	—	—	—	51,604	—	—	45,234
Excess tax benefit from exercise of stock options and compensatory stock	—	—	3,858	—	—	—	—	—	—	3,858
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(6,883)	(114,795)	(114,795)
Retirement of Treasury Stock	(18,841)	(188)	(308,902)	—	—	—	—	18,841	309,090	—
Compensatory stock and stock options	(25)	—	9,443	1,408	—	—	—	—	—	10,851
Employee stock purchase plan	—	—	(474)	—	—	—	3,275	—	—	2,801
Cash dividends	—	—	—	—	(18,755)	—	—	—	—	(18,755)
Adjustment of Grantor Stock Trust shares to market value	—	—	11,770	—	—	—	(11,770)	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	7,769	—	—	—	7,769	$7,769
Net income	—	—	—	—	54,587	—	—	—	—	54,587	54,587

Balance, December 31, 2007	66,282	$663	$111,953	$(2,158)	$470,469	$18,904	$(31,601)	—	$—	$568,230	$62,356

Exercise of stock options	—	—	(442)	—	—	—	1,901	—	—	1,459
Tax deficit from exercise of stock options and compensatory stock	—	—	(610)	—	—	—	—	—	—	(610)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(1,769)	(23,650)	(23,650)
Compensatory stock and stock options	(6)	—	4,496	1,879	—	—	—	—	—	6,375
Employee stock purchase plan	—	—	(382)	—	—	—	3,631	—	—	3,249
Cash dividends	—	—	—	—	(17,794)	—	—	—	—	(17,794)
Adjustment of Grantor Stock Trust shares to market value	—	—	(12,686)	—	—	—	12,686	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	(25,280)	—	—	—	(25,280)	$(25,280)
Net income	—	—	—	—	66,176	—	—	—	—	66,176	66,176

Balance, December 31, 2008	66,276	$663	$102,329	$(279)	$518,851	$(6,376)	$(13,383)	(1,769)	$(23,650)	$578,155	$40,896

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls. The Company also sells golf accessories such as golf bags, golf gloves, golf footwear, golf and lifestyle apparel, golf headwear, eyewear, golf towels and golf umbrellas. The Company generally sells its products to golf retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants, directly and through its wholly owned subsidiaries, to third-party distributors in the United States and in over 100 countries around the world. The Company also sells pre-owned Callaway Golf products through its website, www.callawaygolfpreowned.com and sells new Callaway Golf products through its website Shop.CallawayGolf.com as an alliance between the Company and its network of authorized U.S. retailers. In addition, the Company licenses its name for apparel, watches, travel gear and other golf accessories.

Note 2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include provisions for warranty, uncollectible accounts receivable, inventory obsolescence, sales returns, tax contingencies, estimates on the valuation of share-based awards and recoverability of long-lived assets. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available.

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

Royalty income is recorded as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements (see Note 18).

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

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Beginning balance	$12,386	$13,364	$13,267
Provision	9,698	10,504	11,696
Claims paid/costs incurred	(10,470)	(11,482)	(11,599)

Ending balance	$11,614	$12,386	$13,364

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables and payables, forward foreign currency exchange contracts (see Note 9) and its financing arrangements (see Note 8). The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates. In addition, the Company has elected to purchase Company-owned life insurance in order to support a deferred compensation plan that is offered to certain employees (see Note 13). The cash surrender value of the Company-owned insurance policy approximates fair value because it represents the amount the Company would receive from the insurance company upon the surrender of the policies.

Advertising Costs

The Company advertises primarily through television and print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2008, 2007 and 2006 were $56,020,000, $52,203,000 and $47,599,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs for 2008, 2007 and 2006 were $29,370,000, $32,020,000 and $26,785,000, respectively.

Foreign Currency Translation and Transactions

The Company’s foreign subsidiaries utilize their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into United States dollars using the current exchange rate at the balance sheet date for assets and liabilities and at the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive (loss) income in shareholders’ equity. Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur or, for hedging contracts, when the underlying hedged transaction affects earnings. The Company recorded net foreign currency transaction gains of $519,000, $158,000 and $251,000 in 2008, 2007 and 2006, respectively.

Derivatives and Hedging

The Company from time to time uses derivative financial instruments to manage its exposure to foreign exchange rates. The derivative instruments are accounted for pursuant to Statement of Financial Accounting

Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS Nos. 138 and 149, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

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

Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in net income. Construction in-process consists primarily of costs associated with the Company’s building consolidation project, machinery and equipment that have not yet been placed into service, unfinished molds as well as in-process internally developed software.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Based on the Company’s assessment of potential impairments during 2008, 2007 and 2006, there were no indicators identified that would warrant an impairment of its long-lived assets.

Goodwill and Intangible Assets

Goodwill and intangible assets consist of goodwill, trade names, trademarks, service marks, trade dress, patents and other intangible assets acquired during the acquisition of Odyssey Sports, Inc., the Top-Flite assets, FrogTrader, Inc., the Tour Golf Group assets, the uPlay, LLC assets and certain foreign distributors.

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

The Company monitors investments for impairment in accordance with Accounting Principles Board (“APB”) Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” and Emerging Issues Task Force No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” See Note 3 for further discussion of the Company’s investments.

Share-Based Compensation

The Company accounts for its share-based compensation arrangements in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, option life, dividend yield and forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The total compensation is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate. Estimated forfeiture rates are trued up as actual cancellations occur.

In accordance with SFAS No. 123R, the Company records compensation expense for Restricted Stock Awards and Restricted Stock Units (collectively “restricted stock”) based on the estimated fair value of the award on the date of grant. The estimated fair value is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the number of shares underlying restricted stock awarded. Total compensation expense is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate.

During 2006, the Company granted Performance Share Units to certain employees under the Company’s 2004 Equity Incentive Plan. Performance Share Units are a form of share-based award in which the number of shares ultimately received depends on the Company’s performance against specified performance targets over a three-year period from the date of grant. The estimated fair value of the Performance Share Units is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the estimated number of shares to be issued at the end of the performance period. Total compensation expense is recognized on a straight-line basis over the performance period, reduced by an estimated forfeiture rate. The Company uses forecasted performance metrics to estimate the number of Performance Share Units to be issued as well as approval from the Compensation and Management Succession Committee of the Board of Directors. The Company’s performance against the specified performance targets is reviewed quarterly and expense is adjusted as the Company’s actual and forecasted performance changes.

Income Taxes

Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. Deferred income tax expense or benefit is the net change during the year in the deferred income tax asset or liability.

Effective January 1, 2007, the Company was required to adopt and implement the provisions of Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which requires the Company to accrue for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As a result of the adoption of FIN 48 in 2007, the Company recognized an increase in the liability for its uncertain tax positions of $437,000, of which the entire charge was accounted for as a decrease to the beginning balance of retained earnings. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.”

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

Interest and Other Income, Net

Interest and other income, net primarily includes gains and losses on foreign currency transactions, interest income and gains and losses on investments to fund the deferred compensation plan. The components of interest and other income, net are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Foreign currency gains	$519	$158	$251
Interest income	2,312	2,202	1,329
(Loss) gains on deferred compensation plan assets	(1,925)	496	272
Other	957	599	1,512

	$1,863	$3,455	$3,364

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income for the Company include net income and foreign currency translation adjustments. Since the Company has met the indefinite reversal criteria, it does not accrue income taxes on foreign currency translation adjustments. The total equity adjustment from foreign currency translation included in accumulated other comprehensive income (loss) was ($6,376,000) and $18,904,000 as of December 31, 2008 and 2007, respectively.

Segment Information

The Company’s operating segments are organized on the basis of products and consist of Golf Clubs and Golf Balls. The Golf Clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, other golf-related accessories and royalty and other income. The Golf Balls segment consists primarily of Callaway Golf and Top-Flite golf balls that are designed, manufactured and sold by the Company. The Company also discloses information about geographic areas. This information is presented in Note 17.

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

The Company operates in the golf equipment industry and primarily sells its products to golf equipment retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants, directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. Managing customer-related credit risk is more difficult in regions outside of the United States. During 2008, 2007 and 2006, approximately 50%, 47% and 44%, respectively, of the Company’s net sales were made in regions outside of the United States. Prolonged unfavorable economic conditions in the United States or in the Company’s international markets could significantly increase the Company’s credit risk.

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

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP requires additional disclosures by public companies about transfers of financial assets and interests in variable interest entities. The FSP amends both FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” to require (i) additional disclosures about transferors’ continuing involvements with transferred financial assets; (ii) additional disclosures about a public entities’ (including sponsors) involvement with variable interest entities; (iii) disclosures by a public enterprise that is: (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE; and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. This FSP is effective for annual and interim reporting periods that end after December 15, 2008. Based on the Company’s evaluation of this FSP, the adoption of this standard did not have a material impact on the Consolidated Financial Statements of the Company.

In October 2008, the FASB Issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective upon issuance. Based on the Company’s evaluation of FSP No. 157-3, the adoption of this standard did not have a material impact on the Consolidated Financial Statements of the Company.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP No. 133-1 and FIN 45-4”). FSP No. 133-1 and FIN 45-4 are intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP No. 133-1 and FIN 45-4 are effective for annual and interim reporting periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of FSP No. 133-1 and FIN 45-4 will have on the Consolidated Financial Statements of the Company.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for interim periods and fiscal years beginning after December 15, 2008. Upon adoption, companies are required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on the Consolidated Financial Statements of the Company.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142, the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for interim periods and fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on the Consolidated Financial Statements of the Company.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. SFAS No. 161 retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on the Consolidated Financial Statements of the Company.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 is effective for interim periods beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on the Consolidated Financial Statements of the Company.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations (a revision of Statement No. 141)” (“SFAS No. 141R”). SFAS No. 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. SFAS No. 141R retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. SFAS No. 141R expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS No. 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. SFAS No. 141R is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of SFAS No. 141R for all acquisitions completed after December 31, 2008.

Note 3. Investments

Investment in Golf Entertainment International Limited Company

The Company has a $10,000,000 investment in the Preferred Shares of Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. The Company accounts for this investment under the cost method in accordance with the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and reflected the balance in other long-term assets in the accompanying consolidated balance sheet as of December 31, 2008 and 2007.

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

In August 2007, the Company and other GEI shareholders entered into a loan agreement with GEI to provide funding to GEI for certain capital projects as well as operational needs. In December 2007, the Company and other GEI shareholders entered into a second loan agreement with GEI to supplement GEI’s cash flows from operations as a result of the seasonal fluctuations of the business. Both loan agreements extend to all shareholders of GEI, whereby each shareholder may participate by funding up to an amount agreed upon by GEI. As of December 31, 2008, the Company funded a combined total of $4,997,000 under both loan agreements, which includes accrued interest of $992,000. The loan agreements provide for the option, at the Company’s discretion, to convert up to 100 percent of the amount drawn by GEI, including accrued interest, into convertible preferred shares. In connection with the loans, the Company has received underwriting fees and will receive annual interest at market rates on the loaned amounts.

In February 2008, the Company and another GEI shareholder entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8,000,000 for a loan that was issued to a subsidiary of GEI. In January 2009, the Company and another GEI shareholder extended this agreement for an additional year through February 2010. The Company is currently responsible for $5,500,000 of the total guaranteed amount. In connection with the letter of credit, the Company received underwriting fees and warrants to purchase GEI’s preferred stock at a future date. The fees were included as additional principle under the second loan agreement.

Investment in Qingdao Suntech Sporting Goods Limited Company

In October 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated financial statements for the years ended December 31, 2008, 2007 and 2006, in accordance with the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 as of December 31, 2008.

Note 4. Business Acquisitions

uPlay Asset Acquisition

On December 31, 2008, the Company acquired certain assets and liabilities of uPlay, LLC (“uPlay”), a developer and marketer of GPS devices that provide accurate on-course measurements utilizing aerial imagery of each golf hole. The Company acquired uPlay in order to form synergies from co-branding these products with the Callaway Golf brand, promote the global distribution of these products through the Company’s existing sales force and create incremental new business opportunities.

The uPlay acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets was $11,186,000, which includes cash paid of $9,780,000, transaction costs of approximately $225,000, and assumed liabilities of approximately $1,181,000. The aggregate acquisition costs exceeded the estimated fair value of the net assets acquired. As a result, the Company has preliminarily recorded goodwill of $361,000, none of which is deductible for tax purposes. In accordance with applicable accounting rules, a final determination of the allocation of the aggregate acquisition costs will be made upon a final assessment of the estimated fair value of the acquired net assets. It is anticipated that the final assessment will be completed during the first half of 2009 and that the final allocation will not differ materially from the preliminary allocation. The Company has preliminarily recorded the fair values of uPlay’s database and technology, trademarks and trade names, and non-compete agreements using an income valuation approach. This valuation technique provides an estimate of the fair value of an asset based on the cash flows that the asset can be expected to generate over its remaining useful life.

In connection with this purchase, the Company could be required to pay an additional purchase price not to exceed $10,000,000 based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011. Any such additional purchase price paid at the end of the three year period will be recorded as goodwill. The preliminary allocation of the aggregate acquisition costs is as follows (in thousands):

Assets Acquired:
Cash	$208
Accounts receivable	948
Inventory	228
Property, plant and equipment	254
Database and technology	7,800
Trademarks and trade names	540
Non-compete agreements	760
Other	87
Goodwill (Note 7)	361
Liabilities:
Current liabilities	(1,181)

Total net assets acquired	$10,005

The pro-forma effects of the uPlay, LLC asset acquisition would not have been material to the Company’s results of operations for fiscal years 2008, 2007 or 2006 and, therefore, are not presented.

Note 5. Restructuring and Integration Initiatives

In connection with the Company’s gross margin improvement initiatives and its actions to improve the profitability of its golf ball business, the Company has taken actions to consolidate its golf ball operations into other existing locations. As a result of these initiatives, in May 2008, the Company announced the closure of its golf ball manufacturing facility in Gloversville, New York. This closure resulted in the recognition of non-cash charges for the acceleration of depreciation on certain golf ball manufacturing equipment and cash charges related to severance benefits and facility costs. During the twelve months ended December 31, 2008, the Company recorded pre-tax charges of $4,254,000 in connection with the closure of this facility. In addition, the Company expects to incur additional charges of approximately $300,000 in 2009, primarily related to the costs associated with the closure of the manufacturing facility. The remaining liability as of December 31, 2008, represents estimated costs for certain ongoing facility costs and severance benefits.

The activity and liability balances recorded as part of the Company’s golf ball manufacturing consolidation were as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Charges to cost and expense	$1,295	$2,959	$4,254
Non-cash items	—	(1,798)	(1,798)
Cash payments	(1,162)	(890)	(2,052)

Restructuring payable balance, December 31, 2008	$133	$271	$404

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

In connection with the 2005 Restructuring Initiatives, the Company committed to staff reductions that involved the elimination of approximately 500 positions worldwide, including full-time and part-time employees, temporary staffing and open positions. In the aggregate, the Company recorded charges to pre-tax earnings of $11,994,000 in connection with the 2005 Restructuring Initiatives. Of this amount, approximately $896,000 and $3,023,000 were incurred in 2007 and 2006, respectively. There were no charges incurred during 2008.

Note 6. Selected Financial Statement Information

	December 31,
	2008	2007
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$128,686	$120,054
Allowance for doubtful accounts	(8,619)	(7,990)

	$120,067	$112,064

Inventories, net:
Raw materials	$79,132	$82,185
Work-in-process	38	1,932
Finished goods	178,021	168,884

	$257,191	$253,001

Property, plant and equipment, net:
Land	$11,407	$11,609
Buildings and improvements	89,223	85,245
Machinery and equipment	146,431	143,994
Furniture, computers and equipment	110,838	112,079
Production molds	35,859	41,511
Construction-in-process	21,465	10,368

	415,223	404,806
Accumulated depreciation	(273,078)	(276,770)

	$142,145	$128,036

Accounts payable and accrued expenses:
Accounts payable	$42,020	$33,019
Accrued expenses	84,147	97,391

	$126,167	$130,410

Accrued employee compensation and benefits:
Accrued payroll and taxes	$14,207	$31,882
Accrued vacation and sick pay	10,598	10,752
Accrued commissions	825	1,611

	$25,630	$44,245

Note 7. Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

	Useful Life (Years)	December 31, 2008			December 31, 2007
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
		(In thousands)			(In thousands)
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	2-16	36,459	21,106	15,353	36,459	18,288	18,171
Developed technology and other	1-9	12,016	2,218	9,798	2,853	1,833	1,020

Total intangible assets		$170,269	$23,324	$146,945	$161,106	$20,121	$140,985

The increase in other amortizing intangibles is related to the uPlay acquisition, consummated in December 2008 (see Note 4). Aggregate amortization expense on intangible assets was approximately $3,203,000, $3,341,000 and $3,301,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense related to intangible assets at December 31, 2008 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2009	$4,772
2010	4,632
2011	4,381
2012	3,952
2013	2,998
Thereafter	4,416

$25,151

In accordance with SFAS No. 142, the Company has completed its annual impairment tests and fair value analysis for goodwill and other non-amortizing intangible assets held throughout the year. There were no impairments and no loss was recorded during the year ended December 31, 2008. Goodwill additions during the year ended December 31, 2008 consisted of approximately $361,000 in connection with the uPlay acquisition. There were no additions to goodwill during the year ended December 31, 2007. In addition, the goodwill balances held in foreign currencies as of December 31, 2008 and 2007 include an unfavorable foreign currency translation adjustment of $2,677,000 and favorable foreign currency translation adjustment of $1,227,000, respectively.

Note 8. Financing Arrangements

The Company’s primary credit facility is a $250,000,000 Line of Credit with a syndicate of eight banks under the terms of the November 5, 2004 Amended and Restated Credit Agreement (as amended, the “Line of Credit”). The Line of Credit is not scheduled to expire until February 15, 2012.

The lenders in the syndicate are Bank of America, N.A., Union Bank of California, N.A., Barclays Bank, PLC, JPMorgan Chase Bank, N.A., US Bank, N.A., Comerica West Incorporation, Fifth Third Bank, and Citibank, N.A. To date, all of the banks in the syndicate have continued to meet their commitments under the Line of Credit despite the turmoil in the financial markets. If any of the banks in the syndicate were unable to perform on their commitments to fund the Line of Credit, the Company’s liquidity would be impaired, unless the Company were to find a replacement source of funding under the Line of Credit or from other sources.

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability can be effectively limited by the financial covenants contained therein. As of December 31, 2008, the maximum amount that could be borrowed under the Line of Credit was $250,000,000, of which $90,000,000 was outstanding at December 31, 2008.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 10.0 to 25.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio and trailing four quarters’ earnings before interest, income taxes, depreciation and amortization, as well as other non-cash expense and income items ( “adjusted EBITDA”) (each as defined in the agreement governing the Line of Credit). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ adjusted EBITDA of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

The Line of Credit requires the Company to meet certain financial covenants, including a maximum consolidated leverage ratio and minimum interest coverage ratio, and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of December 31, 2008, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments, were $2,170,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $902,000 as of December 31, 2008, of which $282,000 was included in other current assets and $620,000 in other long-term assets in the accompanying consolidated balance sheet.

Note 9. Derivatives and Hedging

The Company from time to time uses derivative financial instruments to manage its exposure to foreign exchange rates. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 138 and 149, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.

Foreign Currency Exchange Contracts

The Company from time to time enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates from the time inventory is shipped to foreign subsidiaries to the time when they pay the liability for these inventories. Such contracts are designated at inception to the related foreign currency exposures being hedged, which may include anticipated intercompany sales of inventory denominated in foreign currencies, payments due on intercompany transactions from certain wholly owned foreign subsidiaries, and anticipated sales by the Company’s wholly owned European subsidiary for certain Euro-denominated transactions. Hedged transactions are denominated primarily in British Pounds, Euros, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and put or call options. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements, which may include derivatives that do not meet the criteria for hedge accounting. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within twelve months from their inception.

At December 31, 2008, 2007 and 2006, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures were approximately $23,742,000, $31,095,000 and $32,470,000, respectively. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. At December 31, 2008 and 2007, the fair values of foreign currency-related derivatives were recorded as current liabilities of $2,007,000 and $421,000, respectively. The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same year as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus generally offset these gains and losses. During the years ended December 31, 2008, 2007 and 2006, the Company recorded net losses of $3,251,000, $5,979,000 and $2,064,000, respectively, due to net realized and unrealized losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting. These net realized and unrealized contractual losses are used by the Company to offset actual foreign currency transactional net gains of $3,770,000, $6,137,000 and $2,315,000 as of December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, 2007 and 2006, there were no foreign exchange contracts designated as cash flow hedges.

Note 10. Earnings per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the sum of the weighted-average number of common shares outstanding during the period, plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan and restricted stock grants, restricted stock units and performance share units to employees and non-employees (see Note 12). Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Dilutive securities related to the Employee Stock Purchase Plan are calculated by dividing the average withholdings during the period by 85% of the market value at the end of the period.

The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Net income	$66,176	$54,587	$23,290

Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	63,055	66,371	67,732
Dilutive securities	743	1,113	771

Weighted-average shares outstanding—Diluted	63,798	67,484	68,503

Earnings per common share:
Basic	$1.05	$0.82	$0.34
Diluted	$1.04	$0.81	$0.34

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported as their effect would be antidilutive. Thus, weighted-average shares outstanding—Diluted is the same as weighted-average shares outstanding—Basic in periods when a net loss is reported. For the years ended December 31, 2008, 2007 and 2006, options outstanding totaling approximately 5,702,000, 2,856,000 and 6,447,000 shares, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

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

Treasury Stock and Stock Repurchases

In November 2007, the Board of Directors authorized the retirement of all Common Stock held in treasury, which resulted in the retirement of approximately 18,841,000 shares at a total cost of $309,090,000. The retirement also reduced additional paid in capital and Common Stock by $308,902,000 and $188,000, respectively. There was no Common Stock held in treasury as of December 31, 2007.

In November 2007, the Company announced that its Board of Directors authorized it to repurchase shares of its Common Stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $100,000,000, which would remain in effect until completed or otherwise terminated by the Board of Directors (the “November 2007 repurchase program”). The November 2007 repurchase program supersedes all prior stock repurchase authorizations and will remain in effect until completed or otherwise terminated by the Board of Directors.

During 2008, the Company repurchased 1,769,000 shares of its Common Stock under the November 2007 repurchase program at an average cost per share of $13.37 for a total cost of $23,650,000. The Company’s repurchases of shares of Common Stock are recorded at the average cost of the Common Stock held in treasury and result in a reduction of shareholders’ equity. As of December 31, 2008, the Company remained authorized to repurchase up to an additional $76,350,000 of its Common Stock under this program.

Grantor Stock Trust

In July 1995, the Company established the Callaway Golf Company Grantor Stock Trust (the “GST”) for the purpose of funding the Company’s obligations with respect to one or more of the Company’s nonqualified or qualified employee benefit plans. The GST shares are used primarily for the settlement of employee equity-based awards, including restricted stock unit awards, stock option exercises and employee stock plan purchases. The existence of the GST will have no impact upon the amount of benefits or compensation that will be paid under the Company’s employee benefit plans. The GST acquires, holds and distributes shares of the Company’s Common Stock in accordance with the terms of the trust. Shares held by the GST are voted in accordance with voting directions from eligible employees of the Company as specified in the GST.

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

For financial reporting purposes, the GST is consolidated with the Company. The value of shares owned by the GST are accounted for as a reduction to shareholders’ equity until the shares are used. Each period, the shares owned by the GST are valued at the closing market price, with corresponding changes in the GST balance reflected in additional paid-in capital. The issuance of shares by the GST is accounted for by reducing the GST and additional paid-in capital accounts proportionately as the shares are released. The GST does not impact the determination or amount of compensation expense for the benefit plans being settled. The GST shares do not have any impact on the Company’s earnings per share until they are issued in connection with the settlement of restricted stock units, stock option exercises, employee stock plan purchases or other awards.

The following table presents shares released from the GST for the settlement of employee stock option exercises and employee stock plan purchases for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Employee stock option exercises	113	3,170	468
Employee stock plan purchases	260	201	303

Total shares released from the GST	373	3,371	771

Note 12. Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation expense for all share-based awards outstanding as of the adoption date is based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The valuation provisions of SFAS No. 123R apply to new share-based awards granted on or after January 1, 2006. As part of the adoption of SFAS No. 123R, $2,382,000 of unrecognized compensation expense was reclassified as a component of additional paid-in capital as of January 1, 2006.

The Company uses the alternative transition method provided in the FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that were outstanding upon adoption of SFAS No. 123R.

Stock Plans

As of December 31, 2008, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001

Directors Plan”). The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock/ units, performance share units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Plan are discretionary, although no participant may receive awards in any one year in excess of 1,000,000 shares. The 2001 Directors Plan permits the granting of stock options, restricted stock and restricted stock units. Directors receive an initial equity award grant not to exceed 20,000 shares upon their initial appointment to the Board and thereafter an annual grant not to exceed 10,000 shares upon being re-elected at each annual meeting of shareholders. The maximum number of shares issuable over the term of the 2004 Plan and the 2001 Directors Plan is 12,250,000 and 500,000 shares, respectively.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2008:

	Authorized	Available	Outstanding(1)
	(In thousands)
1991 Stock Incentive Plan	10,000	—	75
Promotion, Marketing and Endorsement Stock Incentive Plan	3,560	—	510
1995 Employee Stock Incentive Plan	10,800	—	1,944
1996 Stock Option Plan	9,000	—	422
2001 Directors Plan	500	231	257
2004 Plan	12,250	2,578	4,048
Employee Stock Purchase Plan	6,000	2,900	—
Non-Employee Directors Stock Option Plan	840	—	16

Total	52,950	5,709	7,272

(1)	Outstanding shares do not include issued Restricted Stock awards that are subject to forfeitures.

Stock Options

All stock option grants made under the 2004 Plan and the 2001 Directors Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $3,351,000, $4,241,000 and $6,122,000 of compensation expense relating to outstanding stock options for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term and is reduced by an estimate for pre-vesting forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards. For the years ended December 31, 2008, 2007 and 2006, the average estimated pre-vesting forfeiture rate used was 4.8%, 3.9% and 5.6%, respectively. The table below summarizes the average fair value assumptions used in the valuation of stock options granted during the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Dividend yield	1.9%	2.0%	2.0%
Expected volatility	35.6%	37.4%	39.5%
Risk-free interest rate	2.7%	4.7%	4.7%
Expected life	4.1 years	3.1 years	3.2 years

The dividend yield is based upon a three-year historical average. The expected volatility is based on the historical volatility, among other factors, of the Company’s stock. The risk-free interest rate is based on the U.S.

Treasury yield curve at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant. The expected life of the Company’s options is based on evaluations of historical and expected future employee exercise behavior, forfeitures, cancellations and other factors. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time. Changes in the subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by the employee holding the option.

The following table summarizes the Company’s stock option activities for the year ended December 31, 2008 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	6,186	$16.51
Granted	1,125	$14.68
Exercised	(113)	$12.96
Forfeited	(44)	$14.52
Expired	(674)	$21.47

Outstanding at December 31, 2008	6,480	$15.75	5.56	$—
Vested and expected to vest in the future at December 31, 2008	6,401	$15.77	5.52	$—
Exercisable at December 31, 2008	4,677	$16.18	4.35	$—

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $3.95, $3.93 and $4.54 per share, respectively. The total intrinsic value for options exercised during the years ended December 31, 2008, 2007 and 2006 was $372,000, $11,248,000 and $1,344,000, respectively.

Cash received from the exercise of stock options for the years ended December 31, 2008, 2007 and 2006 was approximately $1,459,000, $45,234,000 and $6,081,000, respectively. The Company settles the exercise of stock options through the Callaway Golf Company Grantor Stock Trust (see Note 11—Capital Stock). The tax effect related to option exercises for the years ended December 31, 2008, 2007 and 2006 totaled approximately $(610,000), $3,858,000 and $578,000, respectively.

Restricted Stock, Restricted Stock Units and Performance Units

All Restricted Stock, Restricted Stock Units and Performance Share Units awarded under the 2004 Plan and the 2001 Directors Plan are recorded at the Company’s closing stock price on the date of grant. Restricted Stock awards and Restricted Stock Units generally cliff-vest over a period of three years. Performance Share Units generally cliff-vest at the end of a three-year performance period. Performance Share Units are a form of stock-based award in which the number of shares ultimately received depends on the Company’s performance against specified financial performance metrics over a three-year period. At the end of the performance period, the number of shares of stock issued will be determined based upon the Company’s performance against those metrics.

The Company recorded $1,346,000, $1,327,000, and $1,448,000 of compensation expense relating to Restricted Stock awards for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recorded $2,350,000, $1,241,000, and $156,000 of compensation expense in connection with shares underlying Restricted Stock Units for the years ended December 31, 2008, 2007 and 2006, respectively. In connection with shares underlying Performance Share Units, the Company recorded $326,000 and $333,000, respectively, as of December 31, 2007 and 2006. The Company continuously evaluates the specified financial performance metrics associated with the Performance Share Units that were granted in 2006. In 2008, based on this evaluation, the Company reversed $737,000 of compensation expense related to these awards as it was not anticipated that its performance metrics would be achieved for the payout of any portion of these awards.

The table below summarizes the total number of Restricted Stock shares and shares underlying Restricted Stock Units and Performance Share Units granted to certain employee participants and directors during the years ended December 31, 2008, 2007 and 2006, as well as the related weighted average grant date fair value for each type of award (number of shares are in thousands).

	# of Shares Granted			Weighted Average Grant-Date Fair Value
	2008	2007	2006	2008	2007	2006
Restricted Stock Awards	—	—	166	$—	$—	$14.91
Restricted Stock Units	324	260	52	$14.57	$14.76	$14.37
Performance Share Units	—	—	154	$—	$—	$14.90

The fair value of nonvested Restricted Stock awards, Restricted Stock Units and Performance Share Units (collectively “nonvested shares”) is determined based on the closing trading price of the Company’s Common Stock on the grant date. A summary of the Company’s nonvested share activity for the year ended December 31, 2008 is as follows (in thousands, except fair value amounts):

Restricted Stock, Restricted Stock Units and Performance Share Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2008	1,103	$13.22
Granted	324	$14.57
Vested	(371)	$12.52
Forfeited	(33)	$14.67

Nonvested at December 31, 2008(1)	1,023	$13.89

(1)	Total unvested shares as of December 31, 2008 include 306,000 Restricted Stock shares, 111,000 shares underlying Performance Share Units and 606,000 shares underlying Restricted Stock Units.

At December 31, 2008, there was $6,260,000 of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its Statement of Operations.

Employee Stock Purchase Plan

On February 1, 2006, the Company amended and restated the Callaway Golf Company Employee Stock Purchase Plan (the “Plan”) to eliminate the look-back provision. Under the amended and restated plan, participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s Common Stock at 85% of the closing price on the last day of each six-month offering period. During 2008, 2007 and 2006 approximately 260,000, 201,000 and 303,000 shares, respectively, of the Company’s Common Stock were purchased under the Plan on behalf of participating employees. As of December 31, 2008, there were 2,900,000 shares reserved for future issuance under the Plan. In connection with the Plan, the Company recorded $537,000, $496,000 and $597,000 of compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively.

Share-Based Compensation Expense

The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2008, 2007 and 2006 for share-based compensation related to employees and directors. Amounts are in thousands, except for per share data.

	2008	2007	2006
Cost of sales	$553	$490	$484
Operating expenses	7,059	7,141	8,172

Total cost of employee share-based compensation included in income, before income tax	7,612	7,631	8,656
Amount of income tax recognized in earnings	(2,014)	(2,320)	(2,813)

Amount charged against net income	$5,598	$5,311	$5,843

Impact on net income per common share:
Basic	$(0.09)	$(0.08)	$(0.08)
Diluted	$(0.09)	$(0.08)	$(0.08)

From time to time, the Company accelerates the vesting of certain share-based awards as a result of employee terminations. In connection with the accelerations, the Company recognized pre-tax expense in the amount of $149,000 and $1,330,000 for the years ended December 31, 2008 and 2006, respectively. There was no accelerated vesting in 2007. In addition, the Company recorded expense of $3,221,000 and $3,261,000 for Restricted Stock awards granted to certain non-employees for the years ended December 31, 2007 and 2006, respectively, and reversed expense of $705,000 for the year ended December 31, 2008 to revalue shares of Restricted Stock at market value.

Note 13. Employee Benefit Plans

The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to 25% of annual compensation, up to the maximum permitted under federal law, and during the periods presented herein, the Company was obligated to contribute annually an amount equal to 100% of the participant’s contribution up to 6% of that participant’s annual compensation. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer matching and profit sharing contributions at a rate of 25% per year, becoming fully vested after the completion of four years of service. Employees contributed $10,019,000, $9,200,000 and $9,235,000 to the 401(k) Plan in 2008, 2007 and 2006, respectively. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $7,098,000, $6,379,000 and $6,307,000 during 2008, 2007 and 2006, respectively. Additionally, the Company can make discretionary contributions based on the profitability of the Company. For the years ended December 31, 2008, 2007 and 2006 there were no discretionary contributions. Effective February 1, 2009, in light of the unfavorable economic conditions, the 401(k) Plan was amended to suspend the Company’s obligation to match employee contributions for 2009.

The Company also has an unfunded, nonqualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned insurance related to deferred compensation is included in other long-term assets and was $7,178,000 and $9,103,000 at December 31, 2008 and 2007, respectively. The liability for the deferred compensation is included in long-term liabilities and was $6,438,000 and $7,790,000 at December 31, 2008, and 2007, respectively. For the years ended December 31, 2008 and 2007, the total participant deferrals were $1,346,000 and $1,609,000, respectively.

Note 14. Income Taxes

The Company’s income before income tax provision was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$76,255	$69,481	$18,455
Foreign	25,052	18,794	16,543

	$101,307	$88,275	$34,998

The provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current tax provision:
Federal	$18,534	$25,127	$2,986
State	1,720	4,061	1,085
Foreign	8,370	2,790	6,050

	28,624	31,978	10,121

Deferred tax expense (benefit):
Federal	4,216	(2,288)	645
State	1,297	(675)	289
Foreign	994	4,673	653

	6,507	1,710	1,587

Income tax provision	$35,131	$33,688	$11,708

During 2008, 2007 and 2006, tax benefits related to the exercise or vesting of stock-based awards were $1,379,000, $6,031,000 and $884,000, respectively. Such benefits were recorded as a reduction of income taxes payable with a corresponding increase in additional paid-in capital or a decrease to deferred tax assets in connection with compensation cost previously recognized in income.

Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Reserves and allowances	$18,924	$18,476
Depreciation	20,666	9,575
Compensation and benefits	8,031	16,060
Effect of inventory overhead adjustment	4,675	4,398
Compensatory stock options and rights	5,619	5,836
Deferred revenue and other	1,804	2,080
Operating loss carryforwards	1,410	1,705
Tax credit carryforwards	2,780	3,633
Energy derivative	—	8,305
Other	239	44

Total deferred tax assets	64,148	70,112
Valuation allowance for deferred tax assets	(2,277)	(4,702)

Deferred tax assets, net of valuation allowance	61,871	65,410
Deferred tax liabilities:
State taxes, net of federal income tax benefit	(1,846)	(3,094)
Prepaid expenses	(2,390)	(1,707)
Amortization	(24,290)	(20,757)

Net deferred tax assets	$33,345	$39,852

The Company identified a misclassification in the presentation of its long-term deferred taxes in 2007. The Company had reported in its consolidated balance sheet long-term deferred tax assets and long-term deferred tax liabilities as separate line items. In accordance with paragraph 42 of SFAS No. 109, “Accounting for Income Taxes”, deferred tax assets and deferred tax liabilities should be offset and presented as a single amount when they relate to a particular tax-paying component of an enterprise within the same tax jurisdiction. As such, the Company’s 2007 consolidated balance sheet has been corrected to be consistent with the requirements of SFAS No. 109 and the current presentation to report only the net amount of current and long-term deferred tax assets and deferred tax liabilities when they relate to the same tax jurisdiction. This correction resulted in an $18,885,000 decline in long-term deferred tax assets from $18,885,000 to zero as well as a corresponding decline in long-term deferred tax liabilities from $21,252,000 to $2,367,000. Additionally, total assets decreased from $856,963,000 to $838,078,000 as of December 31, 2007. This correction has no effect on the previously reported shareholders’ equity, statement of cash flows or net income.

The current year change in net deferred taxes of $6,507,000 is comprised of a net deferred benefit of $510,000 related to FIN 48 reserves offset by a net deferred expense of $7,017,000 recorded through current income tax expense for the year ended December 31, 2008.

Of the total tax credit carryforwards of $2,780,000 at December 31, 2008, the Company has state investment tax credits of $646,000, which expire in 2009 and $1,527,000 that generally do not expire and state research and development credit carryforwards of $607,000 that generally do not expire. Of the $1,410,000 of operating loss carryforwards, $845,000 relates to state loss carryforwards that expire in 2010, $346,000 relates to foreign loss carryforwards that will expire in 2013 and $219,000 relates to loss carryforwards that do not expire.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are not, in management’s estimation, more likely than not to be realized. This allowance primarily relates to the uncertainty of realizing certain state tax credit carryforwards and state operating loss carryforwards. Of the $2,277,000 valuation allowance at December 31, 2008, $660,000 is related to certain Top-Flite deferred tax assets existing at the time of the acquisition. In the future, if the Company determines that the realization of these Top-Flite deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce goodwill instead of the provision for income taxes. The change in the valuation allowance during 2008 resulted primarily from the reversal of the allowance related to the energy derivative valuation liability. Based on management’s assessment, it is more likely than not that the net deferred tax assets will be realized through future earnings.

A reconciliation of the effective tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	3.6%	3.7%	3.5%
Federal and State tax credits, net of U.S. tax benefit	(0.9)%	(1.4)%	(1.1)%
Expenses with no tax benefit	1.4%	1.4%	5.3%
Domestic manufacturing tax benefits	(0.3)%	(0.8)%	(0.5)%
Extra-territorial income exclusion benefit	—	—	(0.8)%
Effect of foreign rate changes	—	0.2%	—
Change in deferred tax valuation allowance	(2.4)%	0.7%	0.3%
Reversal of previously accrued taxes	(1.7)%	(1.8)%	(8.5)%
Accrual for interest and income taxes related to uncertain tax positions	—	1.1%	—
Other	—	0.1%	0.2%

Effective tax rate	34.7%	38.2%	33.4%

In 2008, 2007 and 2006, the tax rate benefited from net favorable adjustments to previously estimated tax liabilities in the amount of $1,716,000, $1,620,000 and $2,983,000, respectively. The most significant favorable adjustments in each year related to adjustments resulting from the finalization of the Company’s prior year U.S. and state income tax returns as well as agreements reached with the Internal Revenue Service (“IRS”) and other major jurisdictions on certain issues necessitating a reassessment of the Company’s tax exposures for all open tax years, with no individual year being significantly affected.

Effective January 1, 2007, the Company was required to adopt and implement the provisions of FIN 48, which requires the Company to accrue for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As a result of the adoption of FIN 48 in 2007, the Company recognized an increase in the liability for its uncertain tax positions of $437,000, of which the entire charge was accounted for as a decrease to the beginning balance of retained earnings. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.”

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance at January 1	$16,850	$23,632
Additions based on tax positions related to the current year	2,441	2,122
Additions for tax positions of prior years	1,588	666
Reductions for tax positions of prior years—Other	(156)	(1,063)
Reductions for tax positions of prior years—Bilateral Advanced Pricing Agreement between U.S. and Japan	—	(8,239)
Settlements	(2,327)	(258)
Reductions due to lapsed statute of limitations	(1,871)	(10)

Balance at December 31	$16,525	$16,850

As of December 31, 2008, the liability for income taxes associated with uncertain tax benefits was $16,525,000 and can be reduced by $6,160,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments which was recorded as a long-term income tax receivable, as well as $2,475,000 of tax benefits associated with state income taxes and other timing adjustments which are recorded as deferred income taxes pursuant to FIN 48. The net amount of $7,890,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.

The Company does expect changes in the amount of unrecognized tax benefits in the next twelve months; however, the Company does not expect the change to have a material impact on its results of operations or its financial position.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the year ended December 31, 2008 the Company recognized a benefit of approximately $195,000 related to interest and penalties in the provision for income taxes. This benefit resulted from the reversal of interest previously accrued on issues that were either settled or for which the statute of limitations lapsed during the year. As of December 31, 2008 and 2007, the Company had accrued $1,329,000 and $1,524,000, respectively, (before income tax benefit) for the payment of interest and penalties.

All issues that were pending before IRS Appeals on December 31, 2007 related to tax years 2001 through 2003 were settled during 2008. Resolution of the issues pending before Appeals resulted in a minor increase to net earnings in 2008. The Company is currently under audit by the IRS for tax years 2005 through 2007 and the examination is not expected to be concluded within the next twelve months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2004 and prior
California (U.S.)	2000 and prior
Massachusetts (U.S.)	2003 and prior
Australia	2003 and prior
Canada	2003 and prior
Japan	2003 and prior
Korea	2002 and prior
United Kingdom	2002 and prior

As of December 31, 2008, the Company did not provide for United States income taxes or foreign withholding taxes on a cumulative total of $77,300,000 of undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings.

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

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserted that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint, Acushnet responded that the patents at issue are invalid and not infringed by the Pro V1 family of golf balls. On November 20, 2007, the District Court rejected various legal challenges by Acushnet as to the validity of the patents, permitting Callaway Golf’s claims against Acushnet to proceed to trial, and ruled that the issues of damages and willfulness would be decided in a second trial between the parties at a later date. On the eve of trial, Acushnet stipulated that its Pro V1 family of golf balls collectively infringe the nine claims in the four patents asserted by Callaway Golf. As a result of the Court’s rulings, and Acushnet’s concession as to infringement, only the validity of the patents was tried before a jury commencing on December 5, 2007. On December 14, 2007, after a six-day trial, a unanimous jury decided that eight of the nine patent claims asserted by Callaway Golf against Acushnet are valid. The Court entered judgment in favor of Callaway Golf and against Acushnet on December 20, 2007. On November 10, 2008, the District Court entered an order effective January 1, 2009 permanently enjoining Acushnet from infringing these valid patents. The District Court also denied Acushnet’s motions for a new trial and for judgment as a matter of law, while granting a motion to dismiss a pendant state law breach of contract for lack of subject matter jurisdiction. On November 11, 2008, Acushnet announced that it had changed the formulation of its golf balls in September 2008 to avoid the patents in suit and would begin shipping new versions of the golf balls prior to the effective date of the permanent injunction. Acushnet filed its notice of appeal of the District Court’s judgment with the Court of Appeals for the Federal Circuit on November 24, 2008 (Case No. 1:06-CV-91), and immediately moved for an order staying the permanent injunction. On December 23, 2008, a three judge panel of the Federal Circuit denied Acushnet’s motion for a stay of the permanent injunction. On December 29, 2008, Acushnet announced a “Retail Exchange Program” offering to take back infringing Pro V1 golf balls and to replace them with the converted versions of those golf balls.

Acushnet has filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the patents asserted by Callaway Golf in the litigation described above. The PTO has issued multiple administrative decisions rejecting the claims of all four of the patents, and issued a right of appeal notice as to one of the patents. To the extent claims previously approved are no longer allowed upon the conclusion of the reexamination process, the Company will appeal such actions to the Board of Patent Appeals and Interferences (“BPAI”). The Company expects that some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will eventually be affirmed by the PTO’s BPAI. The Company expects to appeal any adverse decision of the BPAI to the United States Court of Appeals for the Federal Circuit, the same court that is hearing the appeal on the merits of the District Court’s judgment in the litigation described above. In the meantime, interim rulings by the PTO do not void the District Court’s judgment.

On February 27, 2007, the Company and Dailey & Associates (an advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07CV0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contend that Callaway Golf is required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services,” and to make contributions to the Plans based upon a percentage of that total amount. The Company is seeking a declaration that it is not required to contribute beyond the contributions already made, or alternatively, is obligated to pay nothing and is entitled to restitution for all contributions previously made to the Plans. The Plans filed a counterclaim to compel an audit and to recover unpaid Plan contributions, as well as liquidated damages, interest, and reasonable audit and attorneys’ fees. The Company recently agreed to dismiss its claims against SAG in return for SAG’s agreement to be bound by the result of the Company’s litigation with the Plans. A pretrial conference is set for March 16, 2009. No trial date has been set.

On January 16, 2008, the Company issued a notice of default to Ashworth Inc. under the parties’ May 14, 2001 License Agreement, as amended from time to time (“Ashworth License”). Under the Ashworth License, Ashworth had thirty (30) days from the date of notice in which to cure a default. Ashworth denied that any breach has occurred, and did not take the steps requested by the Company to cure. Accordingly, it was the Company’s belief that it had the right to terminate the Agreement and Ashworth’s assertion that the Ashworth License was not subject to termination. The parties were prepared to arbitrate that dispute when TaylorMade-adidas Golf announced that it was acquiring Ashworth, providing another basis for termination of the Ashworth License. Callaway Golf thereafter negotiated a transition and termination of the Ashworth License with TaylorMade-adidas Golf, calling for a termination of the Ashworth License in 2009. As a result of the transition and termination agreement, the parties resolved and dismissed the arbitration with prejudice. Callaway Golf is negotiating a new apparel license with a new licensee.

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

On May 8, 2008, Kenji Inaba filed a suit against Callaway Golf Japan in the Osaka District Court in Japan. Inaba has alleged that certain golf balls sold by Callaway Golf Japan with a hex aerodynamic pattern infringe his Japanese utility design patent No. 3,478,303 and his Japanese design patent No. 1,300,582. Inaba is seeking damages pursuant to a royalty based on sales. The Court has conducted hearings to consider the respective positions of the parties on infringement, non-infringement and invalidity. A decision is expected on the matter sometime during 2010. Callaway Golf Japan has also filed a proceeding with the Japan Patent and Trademark Office seeking to invalidate the patents in suit.

On May 13, 2008, Clear with Computers, LLC (“CWC”) filed a patent infringement suit against Callaway Golf Company, Callaway Golf Interactive, Inc., and forty-five other defendants in the Eastern District of Texas. CWC alleges that Callaway Golf’s websites (www.callawaygolf.com, www.odysseygolf.com, www.benhogan.com, and www.topflite.com) infringe U.S. Pat. Nos. 5,615,342 and 5,367,627, relating to computer-assisted proposal generation and part sales methods. On November 17, 2008, the Company resolved the case pursuant to a confidential settlement agreement. The complaint was dismissed with prejudice on December 2, 2008.

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

On January 19, 2009, the Company filed suit in the Superior Court for the County of San Diego, case no. 37-2009-00050363-CU-BC-NC, against Corporate Trade International, Inc. (“CTI”) seeking damages for breach of contract and for declaratory relief based on the asserted use and transfer of corporate trade credits to the Company in connection with assets from Top-Flite in 2003. On January 26, 2009, CTI filed its own suit in the United States District Court for the Southern District of New York, case no. 09CV0698, asserting claims for breach of contract, account stated and unjust enrichment, and seeking damages of approximately $8,900,000.

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

As a result of the Company’s notice of termination to EESI, and certain other automatic termination provisions under the Enron Contract, the Company believes that the Enron Contract has been terminated. As a result, the Company adjusted the estimated value of the Enron Contract through the date of termination, at which time the terminated Enron Contract ceased to represent a derivative instrument in accordance with SFAS No. 133. Because the Enron Contract was terminated and neither party to the contract was performing pursuant to the terms of the contract, no valuation adjustments for changes in electricity rates were recorded subsequent to November 29, 2001.

The Company continued to reflect on its balance sheet the derivative valuation account of $19,922,000, subject to quarterly review in accordance with applicable law and accounting regulations, including SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” During the fourth quarter of 2008, the Company, in consultation with its outside advisors, determined that the Company had met the criteria under SFAS No. 140 and therefore reversed the energy derivative valuation account. As a result, the Company recorded in income in the fourth quarter of 2008 a $19,922,000 non-cash, non-operational benefit. No provision has been made for any contingencies or obligations under the Enron Contract.

Lease Commitments

The Company leases certain warehouse, distribution and office facilities, vehicles as well as office equipment under operating leases and certain computer and telecommunication equipment under capital leases. Lease terms range from 1 to 9 years expiring at various dates through November 2017, with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

2009	$10,679
2010	6,668
2011	4,422
2012	3,049
2013	1,512
Thereafter	5,411

$31,741

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $12,985,000, $9,818,000 and $7,807,000, respectively.

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of December 31, 2008, the Company has entered into many of these contractual agreements with terms ranging from one to five years. The minimum obligation that the Company is required to pay under these agreements is $92,114,000 over the next five years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of December 31, 2008 are as follows (in thousands):

2009	$50,641
2010	24,033
2011	11,601
2012	3,964
2013	1,875
Thereafter	—

$92,114

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to GEI. In addition, in connection with the uPlay acquisition (see Note 4), the Company could be required to pay an additional purchase price, not to exceed $10,000,000, based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the twelve months ended December 31, 2008 was not material to the Company’s financial position, results of operations or cash flows.

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

The following table summarizes the valuation of the Company’s derivative instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed (in thousands):

	December 31, 2008		December 31, 2007
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Derivative instruments—liability position	$2,007	$2,007	$421	$421

The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data. All derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations.

Note 17. Segment Information

The Company’s operating segments are organized on the basis of products and include golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters, other golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls that are designed, manufactured and sold by the Company. There are no significant intersegment transactions.

The table below contains information utilized by management to evaluate its operating segments.

	2008	2007(3)	2006(3)
	(In thousands)
Net sales
Golf Clubs	$894,129	$911,527	$803,124
Golf Balls	223,075	213,064	214,783

	$1,117,204	$1,124,591	$1,017,907

Income (loss) before tax
Golf Clubs	$134,018	$151,759	$101,837
Golf Balls	6,903	902	(6,396)
Reconciling items(1)	(39,614)	(64,386)	(60,443)

	$101,307	$88,275	$34,998

Identifiable assets(2)
Golf Clubs	$429,170	$413,352	$419,212
Golf Balls	146,855	140,730	152,282
Reconciling items(2)	279,313	283,996	258,197

	$855,338	$838,078	$829,691

Goodwill
Golf Clubs	$29,744	$32,060	$30,833
Golf Balls	—	—	—

	$29,744	$32,060	$30,833

Depreciation and amortization
Golf Clubs	$23,863	$23,975	$21,045
Golf Balls	14,100	11,351	11,229

	$37,963	$35,326	$32,274

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. In 2008, the reconciling items include a one-time reversal of $19,922,000 in connection with the Company’s termination of a long-term energy supply contract (see Note 15).
(2)	Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments.
(3)	The Company identified a misclassification in the presentation of its long-term deferred taxes in 2007 and 2006. The Company had reported in its consolidated balance sheet deferred tax assets and deferred tax liabilities as separate line items. In accordance with paragraph 42 of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No.109”), deferred tax assets and deferred tax liabilities should be offset and presented as a single amount when they relate to a particular tax-paying component of an enterprise within the same tax jurisdiction. As such, the Company’s 2007 and 2006 consolidated balance sheets have been corrected to be consistent with the requirements of FASB No. 109 and the current presentation to report only the net amount of current and long-term deferred tax assets and deferred tax liabilities when they relate to the same tax jurisdiction. For further discussion see Note 14 “Income Taxes”.

The Company’s net sales by product category are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net sales
Drivers and Fairway Woods	$268,286	$305,880	$266,478
Irons	308,556	309,594	287,960
Putters	101,676	109,068	102,714
Golf Balls	223,075	213,064	214,783
Accessories and Other	215,611	186,985	145,972

	$1,117,204	$1,124,591	$1,017,907

The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Sales	Long-Lived Assets(1)
	(In thousands)
2008
United States	$554,029	$320,594
Europe	191,089	7,354
Japan	166,476	8,180
Rest of Asia	80,011	3,171
Other foreign countries	125,599	13,750

	$1,117,204	$353,049

2007
United States	$597,569	$302,941
Europe	193,336	10,353
Japan	120,148	3,216
Rest of Asia	86,133	1,271
Other foreign countries	127,405	15,574

	$1,124,591	$333,355

2006
United States	$566,600	$305,305
Europe	159,886	9,457
Japan	105,705	2,829
Rest of Asia	75,569	2,374
Other foreign countries	110,147	13,962

	$1,017,907	$333,927

(1)	Prior year amounts were reclassified to conform with the current year presentation, which includes other long term assets by geographic region.

Note 18. Licensing Arrangements

The Company from time to time, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel, watches, travel gear, rangefinders and practice aids. The Company has current licensing arrangements with (i) Sanei International Co., Ltd. for a complete line of men’s and women’s apparel for distribution in Japan, Korea, China and other Asian Pacific countries, and (ii) Playcorp Pty. Ltd. for a complete line of men’s and women’s apparel for distribution in Australia and New Zealand. From 2001 through 2008, the Company had a licensing arrangement with Ashworth, Inc. for a complete line of men’s and women’s apparel for distribution in the United States, Canada, Europe and South Africa. In the fourth quarter of 2008 Ashworth, Inc. was acquired by the Taylor-Made-adidas Golf business. As a result, the Company elected to terminate its arrangement with Ashworth, Inc. and is actively working to transition the golf apparel licensing business to a new licensee.

In addition to apparel, the Company has also licensed its trademarks to, among others, (i) IZZO Golf for practice aids, (ii) TRG Accessories, LLC for a collection primarily consisting of travel gear, (iii) Fossil, Inc. for a line of Callaway Golf watches and clocks, (iv) Nikon Vision Co., Ltd. for rangefinders and (v) Global Wireless Entertainment, Inc. for the creation of golf-related software and applications for wireless handheld devices and platforms. Prior to April 2006, the Company had a licensing arrangement with Tour Golf Group, Inc. (“TGG”) for a line of Callaway Golf footwear. In April 2006, the Company terminated the licensing arrangement and acquired certain assets of TGG. The Company currently designs and sells its own Callaway Golf footwear line. Additionally, prior to June 2008, the Company had a licensing arrangement with Microvision Optical (“MVO”) for a line of Callaway Golf eyewear. In June 2008, the Company terminated the licensing arrangement and entered into a buying services agreement with MVO. The Company currently sells its full line of Callaway Golf eyewear. The Company recognized royalty income under its various licensing agreements of $8,847,000, $8,672,000 and $8,292,000 during 2008, 2007 and 2006, respectively.

Note 19. Transactions with Related Parties

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

The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving for the Company and makes grants to carefully selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. During 2008, 2007 and 2006, the Company did not contribute to the Foundation.

Note 20. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2008 Quarters
	1st	2nd	3rd	4th(2)	Total
	(In thousands, except per share data)
Net sales	$366,452	$366,029	$213,451	$171,272	$1,117,204
Gross profit	$175,534	$171,080	$80,131	$60,088	$486,833
Net income (loss)	$39,666	$37,107	$(7,443)	$(3,154)	$66,176
Earnings (loss) per common share(1)
Basic	$0.62	$0.59	$(0.12)	$(0.05)	$1.05
Diluted	$0.61	$0.58	$(0.12)	$(0.05)	$1.04

	Fiscal Year 2007 Quarters
	1st	2nd	3rd	4th	Total
Net sales	$334,607	$380,017	$235,549	$174,418	$1,124,591
Gross profit	$160,721	$175,125	$94,006	$63,371	$493,223
Net income (loss)	$32,836	$36,639	$1,269	$(16,157)	$54,587
Earnings (loss) per common share(1)
Basic	$0.49	$0.54	$0.02	$(0.25)	$0.82
Diluted	$0.48	$0.53	$0.02	$(0.25)	$0.81

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.
(2)	In the fourth quarter of 2008, net income and earnings per share were favorably affected by the reversal of a $19,922,000 energy derivative valuation account, which resulted in an after-tax benefit of $14,058,000 ($0.22 per share) (see Note 15).

SCHEDULE II

CALLAWAY GOLF COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

Date	Allowance for Sales Returns	Warranty Reserves	Allowance for Doubtful Accounts	Reserve for Obsolete Inventory
	(In thousands)
Balance, December 31, 2005	$6,467	$13,267	$8,404	$16,678
Provision	19,124	11,696	1,823	9,015
Write-off, disposals, costs and other, net	(19,682)	(11,599)	(1,688)	(8,378)

Balance, December 31, 2006	5,909	13,364	8,539	17,315
Provision	22,457	10,504	1,519	12,182
Write-off, disposals, costs and other, net	(22,670)	(11,482)	(2,068)	(9,368)

Balance, December 31, 2007	5,696	12,386	7,990	20,129
Provision	26,233	9,698	3,349	11,702
Write-off, disposals, costs and other, net	(25,505)	(10,470)	(2,720)	(12,870)

Balance, December 31, 2008	$6,424	$11,614	$8,619	$18,961

S-1

EXHIBIT INDEX

Exhibit	Description
10.2	Callaway Golf Company First Amendment to the First Amended and Restated Chief Executive Officer Employment Agreement, effective as of January 26, 2009, by and between Callaway Golf Company and George Fellows.

10.4	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Steven C. McCracken.

10.6	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Bradley J. Holiday.

10.8	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and David A. Laverty.

10.10	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Thomas Yang.

10.19	Notice of Grant and Agreement for Contingent Stock Option/SAR, effective as of January 29, 2009, between the Company and George Fellows.

10.20	Notice of Restricted Stock Unit Grant, effective as of January 29, 2009, between the Company and George Fellows.

10.21	Notice of Grant of Stock Option and Option Agreement, effective as of January 29, 2009, between the Company and George Fellows.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

24.1	Form of Limited Power of Attorney.

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.