Form 10-Q
period 2009-03-31
CALLAWAY GOLF CO
filed 2009-05-04
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 30, 2009 was 64,459,811.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, as well as estimated unrecognized stock compensation expense, estimated termination costs, projected capital expenditures, future contractual obligations, future global economic conditions, future growth or market share gains, the ability to manage costs or invest in future initiatives, prospective amendments to the Company’s line of credit as well as future changes in foreign currency rates are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in economic conditions, credit markets, or foreign currency exchange rates, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including those affecting the implementation of the Company’s gross margin initiatives, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Better Game By Design—A Passion For Excellence—Apex—Ben Hogan—BH—Big Bertha—Big Bertha Diablo—Black Series—Black Series i- Callaway—Callaway Collection—Callaway Golf—Chev—Chevron Device—Complete—Demonstrably Superior and Pleasingly Different—Dimple-in-Dimple—Divine Line— Drysport- Dual Force—ERC—Explosive Distance. Amazing Soft Feel—Flying Lady—Ft-i-FTi-brid-FTiQ-—FT-3—FT-5—FT-9—Freak-Fusion—Game Series—Gems—Great Big Bertha—Heavenwood—Hogan—HX—HX Hot—HX Hot Bite—HX Pearl—HX Tour—Hyper X-IMIX—Little Ben—Marksman—Number One Putter in Golf—Odyssey—OptiFit-ORG.14—Rossie—S2H2—Sabertooth—SRT—SenSert—Speed Slot—Squareway—Steelhead—Strata—Stronomic—Sure-Out—Teron—TF design—Tech Series—Top-Flite—Top-Flite D2—Top-Flite XL—Tour Authentic—Tour Deep—Tour i—Tour iX—Trade In! Trade Up!—TriBall—Tru Bore—Tunite—VFT—War Bird—Warbird—Warmsport—White Hot—White Hot Tour—White Hot XG—White Steel—Windsport—World’s Friendliest—X-20—X-20 Tour—X-22-X-22 Tour- X460—XL 3000—XJ Series—XL Extreme—X-Forged—X Hot—X-Series—X-SPANN—Xtra Traction Technology—X-Tour—XTT—Xtra Width Technology—XWT.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$19,545	$38,337
Accounts receivable, net	239,232	120,067
Inventories	262,027	257,191
Deferred taxes, net	27,738	27,046
Income taxes receivable	1,878	15,549
Other current assets	31,829	31,813

Total current assets	582,249	490,003
Property, plant and equipment, net	140,677	142,145
Intangible assets, net	145,957	146,945
Goodwill	29,291	29,744
Deferred taxes, net	8,027	6,299
Other assets	39,727	40,202

Total assets	$945,928	$855,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$158,669	$126,167
Accrued employee compensation and benefits	22,473	25,630
Accrued warranty expense	11,945	11,614
Credit facilities	147,081	90,000

Total current liabilities	340,168	253,411
Long-term liabilities:
Income taxes payable	14,060	14,993
Deferred compensation and other	6,794	6,566
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 66,276,236 shares issued at both March 31, 2009 and December 31, 2008	663	663
Additional paid-in capital	100,135	102,329
Unearned compensation	(144)	(279)
Retained earnings	525,649	518,851
Accumulated other comprehensive loss	(11,645)	(6,376)
Less: Grantor Stock Trust held at market value, 1,177,906 shares and 1,440,570 shares at March 31, 2009 and December 31, 2008, respectively	(8,457)	(13,383)
Less: Common Stock held in treasury, at cost, 1,816,425 shares and 1,768,695 shares at March 31, 2009 and December 31, 2008, respectively	(24,065)	(23,650)

Total Callaway Golf Company shareholders’ equity	582,136	578,155

Non-controlling interest	2,770	2,213

Total shareholders’ equity	584,906	580,368

Total liabilities and shareholders’ equity	$945,928	$855,338

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009		2008
Net sales	$271,864	100%	$366,452	100%
Cost of sales	155,683	57%	190,918	52%

Gross profit	116,181	43%	175,534	48%
Operating expenses:
Selling expenses	74,650	28%	80,161	22%
General and administrative expenses	19,987	7%	22,488	6%
Research and development expenses	8,103	3%	7,924	2%

Total operating expenses	102,740	38%	110,573	30%

Income from operations	13,441	5%	64,961	18%
Other income (expense), net	(2,381)		695

Income before income taxes	11,060	4%	65,656	18%
Provision for income taxes	4,248		25,990

Net income	$6,812	3%	$39,666	11%

Earnings per common share:
Basic	$0.11		$0.62
Diluted	$0.11		$0.61
Weighted-average shares outstanding:
Basic	62,914		63,895
Diluted	63,320		64,843

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$6,812	$39,666
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,944	8,794
Deferred taxes	(1,604)	8,521
Non-cash share-based compensation	1,667	1,468
Gain on disposal of long-lived assets	(150)	(230)
Changes in assets and liabilities:
Accounts receivable, net	(123,217)	(187,322)
Inventories	(12,035)	(7,714)
Other assets	(370)	(1,972)
Accounts payable and accrued expenses	43,869	19,996
Accrued employee compensation and benefits	(3,439)	(14,244)
Accrued warranty expense	331	604
Income taxes payable	13,063	11,352
Deferred compensation	(558)	(372)

Net cash used in operating activities	(65,687)	(121,453)

Cash flows from investing activities:
Capital expenditures	(10,046)	(11,732)
Other investing activities	(89)	—

Net cash used in investing activities	(10,135)	(11,732)

Cash flows from financing activities:
Issuance of Common Stock	1,500	2,767
Proceeds from credit facilities, net	57,081	119,063
Other financing activities	(491)	(254)

Net cash provided by financing activities	58,090	121,576

Effect of exchange rate changes on cash and cash equivalents	(1,060)	1,119

Net decrease in cash and cash equivalents	(18,792)	(10,490)
Cash and cash equivalents at beginning of year	38,337	49,875

Cash and cash equivalents at end of period	$19,545	$39,385

Supplemental disclosures:
Cash received (paid) for income taxes	$7,625	$(5,889)
Cash paid for interest and fees	$(474)	$(684)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Callaway Golf Shareholders
			Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accu- mulated Other Compre- hensive Loss	Grantor Stock Trust			Non- controlling Interest	Total	Compre- hensive Income (Loss)
	Common Stock							Treasury Stock
	Shares	Amount						Shares	Amount
Balance, December 31, 2008	66,276	$663	$102,329	$(279)	$518,851	$(6,376)	$(13,383)	(1,769)	$(23,650)	$2,213	$580,368
Tax deficit on compensatory stock awards	—	—	(314)	—	—	—	—	—	—	—	(314)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	(47)	(415)	—	(415)
Compensatory stock and stock options	—	—	1,266	135	—	—	266	—	—	—	1,667
Employee stock purchase plan	—	—	(281)	—	—	—	1,781	—	—	—	1,500
Stock dividends	—	—	14	—	(14)	—	—	—	—	—	—
Adjustment of Grantor Stock Trust shares to market	—	—	(2,879)	—	—	—	2,879	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	(5,269)	—	—	—	—	(5,269)	$(5,269)
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	375	375
Net income	—	—	—	—	6,812	—	—	—	—	182	6,994	6,812

Balance, March 31, 2009	66,276	$663	$100,135	$(144)	$525,649	$(11,645)	$(8,457)	(1,816)	$(24,065)	$2,770	$584,906	$1,543

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

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

Recently Adopted Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. SFAS No. 161 retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has included the enhanced disclosures required by this statement in this filing.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 is effective for interim periods beginning on or after December 15, 2008. Based on the Company’s evaluation of SFAS No. 160, the adoption of this standard did not have a material impact on the Consolidated Financial Statements of the Company.

Recently Issued Accounting Standards

On April 1, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007), “Business Combinations,” to: (i) require that assets

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

•

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

•

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its Consolidated Condensed Financial Statements.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on the Consolidated Condensed Financial Statements of the Company.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reclassifications

Certain immaterial prior period amounts relating to the acquisition of treasury stock in connection with the settlement of restricted stock awards have been reclassified on the Consolidated Statement of Cash Flows to conform to the current presentation.

2. Restructuring

In connection with the Company’s gross margin improvement initiatives and its actions to improve the profitability of its golf ball business, the Company has taken actions to consolidate its golf ball operations into other existing locations. As a result of these initiatives, in May 2008, the Company announced the closure of its golf ball manufacturing facility in Gloversville, New York. This closure resulted in the recognition of non-cash charges for the acceleration of depreciation on certain golf ball manufacturing equipment and cash charges related to severance benefits and facility costs. During the three months ended March 31, 2009, the Company incurred charges of $110,000 in connection with the closure of this facility. There were no charges incurred during the three months ended March 31, 2008. As of March 31, 2009, the Company had incurred total pre-tax charges of $4,364,000 in connection with the closure of this facility. In addition, the Company expects to incur additional charges of approximately $315,000 in the balance of 2009, primarily related to the costs associated with the closure of the manufacturing facility. The remaining liability as of March 31, 2009 represents estimated costs for certain ongoing facility costs and severance benefits.

The activity and liability balances recorded as part of the Company’s golf ball manufacturing consolidation were as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Charges to cost and expense	$1,295	$2,959	$4,254
Non-cash items	—	(1,798)	(1,798)
Cash payments	(1,162)	(890)	(2,052)

Restructuring payable balance, December 31, 2008	$133	$271	$404

Charges to cost and expense	$5	$105	$110
Non-cash items	—	—	—
Cash payments	(68)	(203)	(271)

Restructuring payable balance, March 31, 2009	$70	$173	$243

3. Business Acquisitions

uPlay Asset Acquisition

On December 31, 2008, the Company acquired certain assets and liabilities of uPlay, LLC (“uPlay”), a developer and marketer of GPS devices that provide accurate on-course measurements and aerial imagery of each golf hole. The Company acquired uPlay in order to form synergies from co-branding these products with the Callaway Golf brand, promote the global distribution of these products through the Company’s existing sales force and create incremental new business opportunities.

The uPlay acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets was $11,377,000, which includes cash paid of $9,880,000, transaction costs of approximately $204,000, and assumed liabilities of

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

approximately $1,293,000. The aggregate acquisition costs exceeded the estimated fair value of the net assets acquired. As a result, the Company has recorded goodwill of $456,000, none of which is deductible for tax purposes. The Company has recorded the fair values of uPlay’s database and technology, trademarks and trade names, and non-compete agreements using an income valuation approach. This valuation technique provides an estimate of the fair value of an asset based on the cash flows that the asset can be expected to generate over its remaining useful life.

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

Assets Acquired:
Cash	$198
Accounts receivable	855
Inventory	337
Property, plant and equipment	225
Database and technology	7,900
Trademarks and trade names	540
Non-compete agreements	760
Other	106
Goodwill (Note 6)	456
Liabilities:
Current liabilities	(1,293)

Total net assets acquired	$10,084

The Company’s consolidated condensed statement of operations includes the Company’s uPlay results of operations from January 1, 2009 forward. The pro-forma effects of the uPlay, LLC asset acquisition would not have been material to the Company’s results of operations for the three months ended March 31, 2008 and, therefore, are not presented.

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

In accordance with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the Company accrues for the estimated additional amount of taxes for the uncertain tax positions if it is more likely than not that the Company would be required to pay additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.”

As of March 31, 2009, the liability for income taxes associated with uncertain tax benefits was $14,709,000 and could be reduced by $5,661,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments (which was recorded as a long-term income tax receivable) as well as $1,852,000 of tax benefits associated with state income taxes. The net amount of $7,196,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.

Although the timing and ultimate resolution of audits is uncertain, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the quarter ended March 31, 2009 the Company recognized approximately $40,000 of interest and penalties in the provision for income taxes. As of March 31, 2009 and December 31, 2008, the Company had accrued $1,369,000 and $1,329,000, respectively, (before income tax benefit) for the payment of interest and penalties.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2004 and prior
California (U.S.)	2000 and prior
Massachusetts (U.S.)	2003 and prior
Australia	2003 and prior
Canada	2003 and prior
Japan	2003 and prior
South Korea	2003 and prior
United Kingdom	2002 and prior

5. Inventories

Inventories are summarized below (in thousands):

	March 31, 2009	December 31, 2008
Inventories, net:
Raw materials	$76,833	$79,132
Work-in-process	323	38
Finished goods	184,871	178,021

	$262,027	$257,191

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Goodwill and Intangible Assets

The Company accounts for its goodwill and other non-amortizing intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company’s goodwill and certain intangible assets are not amortized throughout the period, but are subject to an annual impairment test. Patents and other intangible assets are recorded at cost at the time of acquisition and amortized using the straight-line method over their estimated useful lives, which range over periods between 1-16 years. During the three months ended March 31, 2009 and 2008, aggregate amortization expense was approximately $1,088,000 and $798,000, respectively. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	March 31, 2009			December 31, 2008
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	2-16	36,459	21,810	14,649	36,459	21,106	15,353
Developed technology and other	1-9	12,116	2,602	9,514	12,016	2,218	9,798

Total intangible assets		$170,369	$24,412	$145,957	$170,269	$23,324	$146,945

Amortization expense related to intangible assets at March 31, 2009 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2009	$3,168
2010	4,116
2011	3,866
2012	3,436
2013	2,516
2014	1,869
Thereafter	5,192

$24,163

Goodwill at March 31, 2009 was $29,291,000. The decrease in goodwill during the three months ended March 31, 2009 of $453,000 was primarily due to unfavorable foreign currency fluctuations.

7. Investments

Investment in Golf Entertainment International Limited Company

The Company has a $10,000,000 investment in the preferred shares of Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. The Company accounts for this investment under the cost method in accordance with the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and reflected the balance in other long-term assets in the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008.

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

In August 2007, the Company and other GEI shareholders entered into a loan agreement with GEI to provide funding to GEI for certain capital projects as well as operational needs. In December 2007, the Company and other GEI shareholders entered into a second loan agreement with GEI to supplement GEI’s cash flows from operations as a result of the seasonal fluctuations of the business. Both loan agreements extend to all shareholders of GEI, whereby each shareholder may participate by funding up to an amount agreed upon by GEI. As of March 31, 2009, the Company funded a combined total of $5,512,000 under both loan agreements, which includes accrued interest and fees of $1,563,000. The loan agreements provide for the option, at the Company’s discretion, to convert up to 100 percent of the amount drawn by GEI, including accrued interest, into convertible preferred shares. In connection with the loans, the Company has received underwriting fees and will receive annual interest at market rates on the loaned amounts.

In February 2008, the Company and another GEI shareholder entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8,000,000 for a loan that was issued to a subsidiary of GEI. In January 2009, the Company and another GEI shareholder extended this agreement for an additional year through February 2010. The Company is currently responsible for $5,500,000 of the total guaranteed amount. In connection with the letter of credit, the Company received underwriting fees of $325,000 and warrants to purchase GEI’s preferred stock at a future date. The fees were included in interest income as additional principle under the third loan agreement.

Investment in Qingdao Suntech Sporting Goods Limited Company

In October 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated financial statements as of March 31, 2009 and December 31, 2008, in accordance with the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which $3,012,000 was outstanding as of March 31, 2009.

8. Product Warranty

The Company has a stated two-year warranty policy for its golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period at the Company’s

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

discretion. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The decrease in estimated future warranty obligation is primarily due to a decline in warranty return rates due to the improved durability of newer products. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended March 31,
	2009	2008
Beginning balance	$11,614	$12,386
Provision	2,214	3,035
Claims paid/costs incurred	(1,883)	(2,431)

Ending balance	$11,945	$12,990

9. Financing Arrangements

The Company’s primary credit facility is a $250,000,000 Line of Credit with a syndicate of eight banks under the terms of the November 5, 2004 Amended and Restated Credit Agreement (as subsequently amended, the “Line of Credit”). The Line of Credit is not scheduled to expire until February 15, 2012.

The lenders in the syndicate are Bank of America, N.A., Union Bank of California, N.A., Barclays Bank, PLC, JPMorgan Chase Bank, N.A., US Bank, N.A., Comerica West Incorporation, Fifth Third Bank, and Citibank, N.A. To date, all of the banks in the syndicate have continued to meet their commitments under the Line of Credit despite the turmoil in the financial markets. If any of the banks in the syndicate were unable to perform on their commitments to fund the Line of Credit, the Company’s liquidity would be impaired, unless the Company were able to find a replacement source of funding under the Line of Credit or from other sources.

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability can be effectively limited by the financial covenants contained therein. On March 31, 2009, the maximum amount that could be borrowed under the Line of Credit was $209,400,000, of which $144,700,000 was outstanding at March 31, 2009. In addition, the Company had approximately $2,381,000 outstanding under other credit facilities at March 31, 2009.

The Line of Credit requires the Company to meet certain financial covenants, including a maximum consolidated leverage ratio and minimum interest coverage ratio, and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of March 31, 2009, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

Both the maximum consolidated leverage ratio and minimum interest coverage ratio are based in part upon the Company’s trailing four quarters’ earnings before interest, income taxes, depreciation and amortization, as well as other non-cash expense and income items as defined in the agreement governing the Line of Credit (“adjusted EBITDA”). Many factors, including unfavorable economic conditions and unfavorable foreign currency exchange rates, can have a direct or indirect significant adverse effect upon the Company’s adjusted EBITDA and therefore compliance with these financial covenants. Unfavorable economic conditions and foreign

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

currency exchange rates had a significant adverse effect on the Company’s adjusted EBITDA in the first quarter of 2009; however the Company remained in compliance as of March 31, 2009. It is expected that these factors will have a significant adverse effect on the Company’s adjusted EBITDA for the second quarter of 2009 as well. Based on this expectation, it is likely that the Company will not be in compliance with the financial covenants under the existing Line of Credit at the end of the second quarter of 2009 unless the Company obtains an amendment to the terms of the Line of Credit. The Company is currently in the process of negotiating such an amendment to the Line of Credit. The Company believes it will be able to obtain such an amendment and will remain in compliance with its Line of Credit, although given the current credit market conditions there is no assurance that the Company will be able to obtain such an amendment upon reasonable terms. If the Company is not in compliance with the financial covenants under the Line of Credit at the end of the second quarter of 2009, its liquidity would be adversely affected.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 10.0 to 25.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio. Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio, at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2,170,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $822,000 as of March 31, 2009, of which $282,000 was included in other current assets and $540,000 in other long-term assets in the accompanying consolidated balance sheet.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserted that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint, Acushnet responded that the patents at issue are invalid and not infringed by the Pro V1 family of golf balls. On November 20, 2007, the District Court rejected various legal challenges by Acushnet as to the validity of the patents, permitting Callaway Golf’s claims against Acushnet to proceed to trial, and ruled that the issues of damages and willfulness would be decided in a second trial between the parties at a later date. On the eve of trial, Acushnet stipulated that its Pro V1 family of golf balls collectively infringe the nine claims in the four patents asserted by Callaway Golf. As a result of the Court’s rulings, and Acushnet’s concession as to infringement, only the validity of the patents was tried before a jury commencing on December 5, 2007. On December 14, 2007, after a six-day trial, a unanimous jury decided that eight of the nine patent claims asserted by Callaway Golf against Acushnet are valid. The Court entered judgment in favor of Callaway Golf and against Acushnet on December 20, 2007. On November 10, 2008, the District Court entered an order effective January 1, 2009 permanently enjoining Acushnet from infringing these valid patents. The District Court also denied Acushnet’s motions for a new trial and for judgment as a matter of law, while granting a motion to dismiss a pendant state law claim for breach of contract for lack of subject matter jurisdiction. On November 11, 2008, Acushnet announced that it had changed the formulation of its golf balls in September 2008 to avoid the patents in suit and would begin shipping new “converted” versions of the golf balls prior to the effective date of the permanent injunction. Acushnet filed its notice of appeal of the merits of the District Court’s judgment with the Court of Appeals for the Federal Circuit on November 24, 2008 (Case No. 1:06-CV-91), and immediately moved for an order staying the permanent injunction. On December 23, 2008, a three judge panel of the Federal Circuit denied Acushnet’s motion for a stay of the permanent injunction. On December 29, 2008, Acushnet announced a “Retail Exchange Program” offering to take back infringing Pro V1 golf balls and to replace them with the converted versions of those golf balls. The briefing of the appeal to the Federal Circuit of the merits of the District Court’s judgment was completed on March 27, 2009 and oral argument is set for June 1, 2009.

Acushnet has filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the four patents asserted by Callaway Golf in the litigation described above. The PTO has issued multiple administrative decisions rejecting the claims of all four of the patents, and issued a right of appeal notice as to one of the patents; this patent is now the subject of an appeal pending before the Board of Patent Appeals and Interferences (“BPAI”). To the extent previously approved claims of any of the other three patents are no longer allowed upon the conclusion of the reexamination process, the Company will appeal such actions to the BPAI as well. The Company expects that some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will eventually be affirmed by the PTO’s BPAI. The Company expects to appeal any adverse decision of the BPAI to the United States Court of Appeals for the Federal Circuit, the same court that is hearing the appeal on the merits of the District Court’s judgment in the litigation described above. In the meantime, interim rulings by the PTO do not void the District Court’s judgment.

On March 3, 2009, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-131, asserting claims against Acushnet for patent infringement. Specifically, Callaway Golf asserts that Acushnet’s sale of the new 2009 and the “converted” Titleist Pro V1 family of golf balls referenced above infringe two golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. Acushnet’s response to the complaint was filed on April 17, 2009, and the case is proceeding to the discovery phase.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Acushnet has filed petitions for reexamination with the PTO challenging the validity of the two patents asserted by Callaway Golf in the litigation filed against Acushnet on March 3, 2009.

On March 3, 2009, Acushnet filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-130, asserting claims against the Company for patent infringement. Specifically, Acushnet asserts that the Company’s sale of the Tour i and Tour ix golf balls infringe nine Acushnet golf ball patents. Acushnet is seeking damages and an injunction to prevent future alleged infringement by the Company. The Company’s response to the complaint was filed on April 17, 2009, and the case is proceeding to the discovery phase.

On February 27, 2007, the Company and Dailey & Associates (an advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07CV0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contend that Callaway Golf is required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services,” and to make contributions to the Plans based upon a percentage of that total amount. The Company is seeking a declaration that it is not required to contribute beyond the contributions already made, or alternatively, is obligated to pay nothing and is entitled to restitution for all contributions previously made to the Plans. The Plans filed a counterclaim to compel an audit and to recover unpaid Plan contributions, as well as liquidated damages, interest, and reasonable audit and attorneys’ fees. The Company recently agreed to dismiss its claims against SAG in return for SAG’s agreement to be bound by the result of the Company’s litigation with the Plans. A pretrial conference is set for June 29, 2009. No trial date has been set.

On February 13, 2008, Ogio International Inc. filed a complaint for patent infringement against Callaway Golf in the United States District Court, for the District of Utah, Case No. 08CV116. Specifically, Ogio alleges that Callaway Golf’s sales of Warbird XTT, Warbird Hot, Terra Firma X, Terra Firma XI, CX Cart, Euro Stand, and Matrix and Hyper-X golf bags infringe one or more claims of United States Patents numbered 6,877,604 and 7,213,705. The complaint seeks compensatory damages and an injunction. Effective April 1, 2009, the parties entered into a confidential settlement agreement. The case has been dismissed.

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

On January 19, 2009, the Company filed suit in the Superior Court for the County of San Diego, case no. 37-2009-00050363-CU-BC-NC, against Corporate Trade International, Inc. (“CTI”) seeking damages for breach

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of contract and for declaratory relief based on the asserted use and transfer of corporate trade credits to the Company in connection with the purchase of assets from Top-Flite in 2003. On January 26, 2009, CTI filed its own suit in the United States District Court for the Southern District of New York, case no. 09CV0698, asserting claims for breach of contract, account stated and unjust enrichment, and seeking damages of approximately $8,900,000. On February 19, 2009, the Company filed a motion to dismiss CTI’s New York case. On February 26, 2009, CTI removed the Company’s San Diego case to the United States District Court for the Southern District of California, and filed a motion to dismiss, stay or transfer the California action to New York. Those motions are pending.

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

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of March 31, 2009, the Company has entered into many of these contractual agreements with terms ranging from one to five years. The minimum obligation that the Company is required to pay under these agreements is $115,840,000 over the next five years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of March 31, 2009 are as follows (in thousands):

2009	$69,120
2010	31,389
2011	10,446
2012	3,479
2013	1,406
Thereafter	—

$115,840

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to GEI. In addition, in connection with the uPlay acquisition (see Note 3), the Company could be required to pay an additional purchase price, not to exceed $10,000,000, based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2009 was not material to the Company’s financial position, results of operations or cash flows.

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

11. Share-Based Employee Compensation

As of March 31, 2009, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). From time to time, the Company grants Stock Options, Restricted Stock Awards, Restricted Stock Units, Performance Share Units and other awards under these two plans.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below summarizes the non-cash amounts recognized in the financial statements for the three months ended March 31, 2009 and 2008 for share-based compensation related to employees (in thousands).

	Three months ended March 31,
	2009	2008
Cost of sales	$105	$171
Operating expenses	2,144	1,771

Total cost of employee share-based compensation included in income, before income tax	2,249	1,942
Amount of income tax recognized in earnings	(595)	(510)

Amount charged against net income	$1,654	$1,432

Impact on net income per common share:
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

In addition, the Company recorded expense of $287,000 for Restricted Stock awards granted to certain non-employees during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company reversed $474,000 of compensation expense to revalue shares of Restricted Stock granted to non-employees at market value.

Stock Options

The Company granted 2,840,000 and 838,000 shares underlying Stock Options during the three months ended March 31, 2009 and 2008, respectively, at a weighted average grant-date fair value of $2.37 and $3.99 per share.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of Stock Options granted during the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Dividend yield	1.9%	1.9%
Expected volatility	42.6%	35.3%
Risk free interest rate	1.4%	2.6%
Expected life	4.1 years	4.1 years

Restricted Stock Awards

The Company granted 456,000 and 222,000 shares underlying Restricted Stock Units during the three months ended March 31, 2009 and 2008, respectively, at a weighted average grant-date fair value of $7.82 and $14.92, respectively. At March 31, 2009, the Company had $7,241,000 of total unrecognized compensation expense related to non-vested shares granted to both employees and non-employees under the Company’s share-based payment plans related to Restricted Stock and Restricted Stock Units. The amount of unrecognized

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its Statement of Operations due to the application of forfeiture rates as well as the impact of mark-to-market revaluations on Restricted Stock awards granted to non-employees.

12. Earnings per Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the sum of the weighted-average number of common shares outstanding during the period, plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan and restricted stock grants, restricted stock units and performance share units to employees and non-employees (see Note 11). Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Dilutive securities related to the Employee Stock Purchase Plan are calculated by dividing the average withholdings during the period by 85% of the market value at the end of the period.

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three months ended March 31, 2009 and 2008 is presented below (in thousands):

	Three Months Ended March 31,
	2009	2008
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	62,914	63,895
Dilutive securities	406	948

Weighted-average shares outstanding—Diluted	63,320	64,843

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported as their effect would be antidilutive. Thus, weighted-average shares outstanding—Diluted is the same as weighted-average shares outstanding—Basic in periods when a net loss is reported. For the three months ended March 31, 2009 and 2008, options outstanding totaling approximately 8,372,000 and 3,342,000 shares, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

13. Fair Value of Financial Instruments

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the valuation of the Company’s derivative instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed (in thousands):

	March 31, 2009		December 31, 2008
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Derivative instruments—asset position	2,615	2,615	—	—
Derivative instruments—liability position	792	792	2,007	2,007

The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data. All derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations.

14. Derivatives and Hedging

As of January 1, 2009, the Company has adopted SFAS No. 161. In addition to the existing disclosures required by SFAS No. 133, SFAS No. 161 requires enhanced disclosures regarding derivative instruments and hedging activities to better convey the purpose of derivative use in terms of the risks the Company is intending to manage, specifically about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.

SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.

The Company from time to time enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates from the time inventory is shipped to foreign subsidiaries to the time when they pay the liability for these inventories. Such contracts are designated at inception to the related foreign currency exposures being hedged, which may include anticipated intercompany sales of inventory denominated in foreign currencies, payments due on intercompany transactions from certain wholly owned foreign subsidiaries, and anticipated sales by the Company’s wholly owned European subsidiary for certain Euro-denominated transactions with third parties.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within twelve months from their inception.

During the three months ended March 31, 2009 and 2008, the Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under SFAS No. 133. However, during the three months ended March 31, 2009 and 2008, the Company entered into non-designated foreign exchange contracts to hedge outstanding balance sheet exposures. The notional amount of these contracts at March 31, 2008 and 2009 was approximately $138,611,000 and $134,371,000, respectively, which generally expire within 3 to 4 months. The Company estimates the fair values of derivatives based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.

	Asset Derivatives
	March 31, 2009		March 31, 2008
Derivatives not designated as hedging instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$2,615,000	Other current assets	$567,000

	Liability Derivatives
	March 31, 2009		March 31, 2008
Derivatives not designated as hedging instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$792,000	Accounts payable and accrued expenses	$4,339,000

The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same year as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus generally offset these gains and losses.

		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments under SFAS No. 133	Location of gain (loss) recognized in income on derivative instruments	Three months ended March 31,
		2009	2008
Foreign currency exchange contracts	Other income (expense)	$3,402,000	$(4,548,000)

The net realized and unrealized contractual net gains recognized for the three months ended March 31, 2009 were used by the Company to offset actual foreign currency transactional net losses of $6,100,000. The net realized and unrealized contractual net losses recognized for the three months ended March 31, 2008 were used by the Company to offset actual foreign currency transactional net gains of $6,074,000.

15. Segment Information

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended March 31,
	2009	2008
Net sales
Golf Clubs	$224,516	$308,019
Golf Balls	47,348	58,433

	$271,864	$366,452

Income before provision for income taxes
Golf Clubs	$28,281	$76,199
Golf Balls	(1,698)	4,445
Reconciling items(1)	(15,523)	(14,988)

	$11,060	$65,656

Additions to long-lived assets
Golf Clubs	$6,670	$8,246
Golf Balls	1,541	3,025

	$8,211	$11,271

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

16. Subsequent Event

As a result of ongoing adverse global economic conditions, in April 2009, the Company committed to staff reductions that will involve the elimination of approximately 10% of its global positions, including full-time and part-time employees, temporary staffing and open positions. The Company expects that most of the employee terminations will be completed by June 30, 2009. In connection with these staff reductions, the Company expects to incur charges of approximately $2,800,000 in termination costs during the second quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors” on page 2 of this report.

Results of Operations

Overview of Business and Seasonality

The Company designs, manufactures and sells high quality golf clubs and golf balls and also sells golf and lifestyle apparel, golf footwear, golf bags, gloves, eyewear and other golf-related accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s golf products are designed for golfers of all skill levels, both amateur and professional.

The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls. As discussed in Note 15 “Segment Information” to the Notes to Consolidated Condensed Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.

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

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. For reporting purposes, transactions conducted in foreign currencies must be translated into U.S. dollars based upon applicable foreign currency exchange rates. Fluctuations in foreign currency rates therefore can have a significant effect on the Company’s reported financial results. In general, the Company’s financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s hedging activities can mitigate but do not eliminate the effects of the foreign currency fluctuations. As a result of the recent strengthening of the U.S. dollar, the translation of foreign currency exchange rates had a negative impact on the Company’s financial results during the first three months in 2009. If the dollar continues to strengthen as compared to the currencies in which the Company conducts business, the Company’s future reported financial results would continue to be adversely affected.

Executive Summary

The Company’s financial results for the first quarter of 2009 were adversely affected by the ongoing weak global economy. These economic conditions have resulted in an overall decline in consumer discretionary purchasing activity, including a significant industry-wide decline in golf equipment purchases. These economic conditions, along with a decline in retail traffic, have also caused golf retailers to reduce their inventory levels, which adversely affected the Company’s sales of its new product line during the first quarter of 2009. In addition to these economic pressures, the decline in the Company’s results of operations was further exacerbated by an unfavorable shift in foreign currency exchange rates as a result of the overall continued strengthening of the U.S. dollar in 2009 as it related to the currencies in which the Company conducts its business. As a result of these factors, the Company reported a 26% decrease in net sales for the first quarter of 2009 compared to the first quarter of 2008.

The economic pressures experienced during the first three months in 2009 have also led to a more aggressive pricing environment in the U.S. and in some international markets, driven in part by a shift in consumer spending toward lower price point products. In response to these pressures, the Company has taken price reductions on some of its older golf products earlier in the golf season than in 2008, as well as offered some lower priced items in the current year product line. All of these factors, together with the decrease in sales volume, contributed to an overall decrease in the Company’s gross margins during the first quarter of 2009 compared to the same period in the prior year, which decrease was partially offset by the continued benefits from the Company’s gross margin initiatives.

In response to these economic pressures, the Company implemented a cost reduction plan at the beginning of 2009 that included a freeze on salaries, a reduction of paid time off benefits and the suspension of the 401(k) Company matching contributions. Additionally, in April 2009, the Company announced the elimination of approximately 10% of its global positions in order to further mitigate the negative impacts of the economy on the Company’s results of operations for the remainder of 2009.

In addition to aggressively managing costs in 2009, the Company intends to take action to position the Company to take advantage of opportunities once the economy recovers. In this regard, the Company intends to continue to invest in its gross margin initiatives and to take advantage of its strong 2009 product line to increase market share, which has already increased during the first quarter in most product categories worldwide.

Three-Month Periods Ended March 31, 2009 and 2008

As a result of the weak economic conditions and unfavorable foreign currency exchange rates discussed above (collectively, the “unfavorable economic conditions”), net sales decreased $94.5 million (26%) to $271.9 million for the three months ended March 31, 2009 as compared to $366.4 million for the comparable period in the prior year. This decrease reflects a $83.5 million decline in net sales of the Company’s golf clubs segment and a $11.0 million decline in net sales of the Company’s golf balls segment as set forth below (dollars in millions):

	Three Months Ended March 31,		Growth (Decline)
	2009	2008	Dollars	Percent
Net sales
Golf clubs	$224.5	$308.0	$(83.5)	(27)%
Golf balls	47.4	58.4	(11.0)	(19)%

	$271.9	$366.4	$(94.5)	(26)%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2009	2008	Dollars	Percent
Net sales:
United States	$141.3	$184.4	$(43.1)	(23)%
Europe	43.0	66.1	(23.1)	(35)%
Japan	47.4	53.3	(5.9)	(11)%
Rest of Asia	16.6	26.5	(9.9)	(37)%
Other foreign countries	23.6	36.1	(12.5)	(35)%

	$271.9	$366.4	$(94.5)	(26)%

Net sales in the United States decreased $43.1 million to $141.3 million during the first quarter of 2009 compared to the same period in the prior year. The Company’s sales in regions outside of the United States decreased $51.4 million (28%) to $130.6 million during the first quarter of 2009 compared to the same quarter in 2008. This decrease in net sales in the United States and internationally is primarily attributable to the unfavorable economic conditions, including a $22.5 million decline in net sales as a result of unfavorable changes in foreign currency rates, primarily in Europe.

For the first quarter of 2009, gross profit decreased $59.3 million to $116.2 million from $175.5 million in the first quarter of 2008. Gross profit as a percentage of net sales (“gross margin”) decreased to 43% in the first quarter of 2009 compared to 48% in the first quarter of 2008. This decline in gross margin is primarily attributable to the unfavorable economic conditions and the resulting reduction in sales volume as well as the impact of unfavorable changes in foreign currency rates. In addition, gross margin was affected by price reductions taken during the first quarter in 2009 on older golf clubs products combined with a shift in product mix within the golf club operating segment as a result of sales of lower priced golf club products during the first quarter of 2009 compared to the first quarter of 2008. This decline in gross margin was partially offset by cost reductions on golf club component costs as well as an overall improvement in manufacturing efficiencies as a result of the Company’s gross margin improvement initiatives. See “Segment Profitability” below for further discussion of gross margins. Gross profit for the first quarter of 2009 was negatively affected by charges of $1.6 million related to the Company’s gross margin improvement initiatives compared to $1.1 million for the comparable period in 2008.

Selling expenses decreased $5.5 million (7%) to $74.7 million in the first quarter of 2009 compared to $80.2 million in the same period of 2008. As a percentage of net sales, selling expenses increased to 27% in the first quarter of 2009 compared to 22% in the first quarter of 2008. The dollar decrease in selling expenses was primarily due a decrease of $1.7 million in employee incentive compensation expense as well as cost reductions taken by the Company during the first quarter in 2009, which included decreases of $0.9 million in employee costs, $1.3 million in travel and entertainment and $0.9 million in advertising and promotional activities. In addition, sales commissions decreased by $0.9 million as a result of the decline in net sales during the first three months in 2009 compared to the same time period in the prior year.

General and administrative expenses decreased $2.5 million (11%) to $20.0 million in the first quarter of 2009 compared to $22.5 million in the same period of 2008. As a percentage of net sales, general and administrative expenses increased to 7% in the first quarter of 2009 compared to 6% in the first quarter of 2008. The dollar decrease was primarily due to a decrease of $1.9 million in employee incentive compensation expense as well as cost reductions taken by the Company during the first quarter of 2009, including $0.7 million in employee costs.

Research and development expenses increased $0.2 million (2%) to $8.1 million in the first quarter of 2009 compared to $7.9 million in the comparable period of 2008. As a percentage of sales, research and development expenses increased to 3% in the first quarter of 2009 compared to 2% in the first quarter of 2008. The dollar increase was primarily due to research and development expenditures related to the Company’s entrance into the golf electronics market through the acquisition of uPlay, LLC which was completed in December 2008.

Other income (expense) decreased by $3.1 million in the first quarter of 2009 to other expense of $2.4 million compared to other income of $0.7 million in the comparable period of 2008. This decline is primarily attributable to a decrease of $4.2 million as a result of net foreign currency losses reported for the first quarter of 2009 compared to net foreign currency gains reported in the first quarter of 2008. This decline was partially offset by a $0.7 million decrease in interest expense as a result of a decline in interest rates during the first quarter of 2009 compared to the same time period in the prior year.

Net income for the first quarter of 2009 decreased to $6.8 million from net income of $39.7 million in the comparable period of 2008. Diluted earnings per share declined to $0.11 per share in the first quarter of 2009 compared to $0.61 per share in the first quarter of 2008.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended March 31, 2009 and 2008

The decrease in net sales during the first quarter of 2009 was primarily due to the unfavorable economic factors discussed above and its adverse effects on consumer confidence and retailer demand. This decline in net sales was further exacerbated by an unfavorable shift in foreign currency rates due to the continued strengthening of the U.S. dollar against the foreign currencies in which the Company conducts its business.

Golf Clubs Segment

Net sales information by product category is summarized as follows (in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2009	2008	Dollars	Percent
Net sales:
Woods	$79.9	$116.6	$(36.7)	(31)%
Irons	65.2	96.5	(31.3)	(32)%
Putters	27.7	34.6	(6.9)	(20)%
Accessories and other	51.8	60.3	(8.5)	(14)%

	$224.6	$308.0	$(83.4)	(27)%

The $36.7 million (31%) decrease in net sales of woods to $79.9 million for the three months ended March 31, 2009 was primarily attributable to the unfavorable economic conditions as defined above, which resulted in both a decrease in sales volume and a decrease in average selling prices in the first quarter of 2009 compared to the same period in the prior year. In addition, consumer spending shifted toward lower priced products during the first quarter of 2009, which negatively affected sales of the current year, higher-priced FT-iQ and FT-9 drivers. Average selling prices were negatively affected by price reductions taken on the Company’s older Fusion Technology drivers, fairway woods and hybrids during the first quarter of 2009.

The $31.3 million (32%) decrease in net sales of irons to $65.2 million for the three months ended March 31, 2009 was primarily attributable to the unfavorable economic conditions as defined above, which resulted in a decrease in both sales volume and average selling prices in the first quarter of 2009 compared to the same period in the prior year. The decrease in sales volume was also affected by fewer irons products offered during the first quarter of 2009 compared to the same time period in 2008. The decrease in average selling prices was primarily due to price reductions taken on the Company’s older irons products that were in the second year of their product lifecycles, primarily Big Bertha irons. Average selling prices were also negatively affected by an unfavorable shift in product mix from sales of the more premium Fusion irons during the first quarter of 2008 to sales of lower priced X-series irons during the first quarter of 2009.

The $6.9 million (20%) decrease in net sales of putters to $27.7 million for the three months ended March 31, 2009 was primarily attributable to the unfavorable economic conditions as defined above, which resulted in a reduction in both sales volume and average selling prices in the first quarter of 2009 compared to the same period in the prior year. The decrease in sales volume was also affected by fewer putter models launched during the first quarter of 2009 compared to the first quarter of 2008. The decrease in average selling prices was primarily attributable an unfavorable shift in product mix from sales of the more premium Black Series putters during the first quarter of 2008 to sales of the lower priced Crimson putters during the first quarter of 2009.

The $8.5 million (14%) decrease in net sales of accessories and other products to $51.8 million was primarily attributable to the unfavorable economic conditions as defined above. This decrease was also affected by a decline in sales of Callaway Golf packaged junior golf club sets and Top-Flite packaged recreational sets, which were both launched during the first quarter of 2008, as well as decreases in sales of golf bags and footwear. These decreases were partially offset by sales of the Company’s new uPro GPS on—course measurement device introduced in 2009.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2009	2008	Dollars	Percent
Net sales:
Golf balls	$47.3	$58.4	$(11.1)	(19)%

The $11.1 million (19%) decrease in net sales of golf balls to $47.3 million for the three months ended March 31, 2009 was primarily due to decreases of $6.4 million in Callaway Golf ball sales and $4.6 million in Top-Flite golf balls sales. These decreases were primarily due to the unfavorable economic conditions as defined above, which resulted in a decrease in sales volume and average selling prices for both Callaway Golf and Top-Flite golf balls. The decrease in average selling prices resulted from a shift in mix to sales of lower priced golf ball models in 2009 for both the Callaway Golf and Top-Flite golf ball brands, compared to sales of higher priced golf balls for both brands during the same time period in 2008.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,				Growth (Decline)
	2009		2008		Dollars	Percent
Income before provision for income taxes
Golf clubs	$28.3		$76.2		$(47.9)	(63)%
Golf balls	(1.7)		4.4		(6.1)	(139)%

	$26.6	(1)	$80.6	(1)	$(54.0)	(67)%

(1)	Amounts shown are before the deduction of corporate general and administration expenses and other income (expenses) of $15.5 million and $15.0 million for the three months ended March 31, 2009 and 2008, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 15 to the Consolidated Condensed Financial Statements— “Segment Information” in this Form 10-Q.

Pre-tax income in the Company’s golf clubs operating segment decreased to $28.3 million for the quarter ended March 31, 2009 from $76.2 million for the comparable period in the prior year. The decrease in the golf clubs operating segment pre-tax income was primarily attributable to a decline in net sales as discussed above combined with a decline in gross margin. The decline in gross margin is primarily due to price reductions taken during the first quarter in 2009 on second year woods products, a less favorable club product mix in 2009 as compared to 2008, and unfavorable changes in foreign currency rates during the first quarter of 2009 compared to the same time period in the prior year. These decreases in gross margin were partially offset by cost savings provided by the Company’s gross margin improvement initiatives, including cost reductions on club components as a result of improved product designs, an increase in labor efficiencies and a favorable shift in golf club production to more cost efficient regions outside the U.S. In addition, operating expenses related to the golf club segment decreased as a result of cost reductions taken by the Company, primarily related to employee costs, travel and entertainment expenses and marketing activities during the first quarter in 2009.

Pre-tax income in the Company’s golf balls operating segment decreased to a pre-tax loss of $1.7 million for the quarter ended March 31, 2009 from pre-tax income of $4.4 million for the comparable period in the prior year. The decrease in the golf balls operating segment pre-tax income is primarily due to a decline in net sales as discussed above as well as a decline in gross margin. The decline in gross margin was primarily due to an increase in golf ball material costs period over period combined with the absorption of fixed costs on lower golf ball production volumes during the first quarter of 2009 compared to the first quarter of 2008.

The Company has continued to actively implement the gross margin improvement initiatives, which were announced during the fourth quarter of 2006. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed charges of $1.2 million and $0.4 million, respectively, during the first quarter of 2009 and $0.8 million and $0.3 million, respectively, during the comparable period in 2008.

Financial Condition

The Company’s cash and cash equivalents decreased $18.8 million (49%) to $19.5 million at March 31, 2009, from $38.3 million at December 31, 2008. Most of this decrease is due to the general seasonality of the Company’s business. Generally, during the first quarter, the Company will rely more heavily on its credit facilities to fund operations as cash inflows from operations begin to increase during the second quarter as a result of cash collections from customers. During the three months ended March 31, 2009, the Company used its cash and cash equivalents as well as proceeds from its credit facilities of $57.1 million to fund cash used in operating activities of $65.7 million as well as approximately $10.0 million in capital expenditures. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facilities, as deemed necessary (see further information on the Company’s credit line below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of March 31, 2009, the Company’s net accounts receivable increased $119.1 million to $239.2 million from $120.1 million as of December 31, 2008. The increase in accounts receivable is primarily attributable to net sales of $271.9 million during the first quarter of 2009 compared to net sales of $171.3 million during the fourth quarter of 2008. The Company’s net accounts receivable decreased $61.3 million as of March 31, 2009 compared to the Company’s net accounts receivable as of March 31, 2008. This decrease was primarily attributable to a $94.6 million decrease in net sales during the first quarter of 2009 compared to the same period in the prior year.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s net inventory increased $4.8 million to $262.0 million as of March 31, 2009 compared to $257.2 million as of December 31, 2008. This increase is consistent with the seasonality of the Company’s business, as it continues to prepare for increased demand into the second quarter during the peak of the golf season. The Company’s net inventory decreased $2.3 million as of March 31, 2009 compared to the Company’s net inventory as of March 31, 2008. Net inventories as a percentage of the trailing twelve months net sales increased to 25.6% as of March 31, 2009 from 22.9% as of March 31, 2008. The Company believes this increase is reasonable given the decline in net sales as a result of the unfavorable economic conditions as discussed in the results of operations above, combined with the general buildup of inventory during the first quarter in order to support demand during the upcoming golf season.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s principal sources of liquidity are cash flows provided by operations and the Company’s credit facilities. The Company’s cash flows from operations can be affected by many factors, including sales levels, inventory management, foreign currency exchange rates, and the collection of customer accounts. To the extent that the unfavorable global economic conditions result in a further decrease in sales, increased obsolete or excess inventory, or an increase in uncollectible customer accounts, or if the turmoil in the foreign currency markets results in unfavorable foreign currency exchange rates, the Company’s cash flow liquidity would be negatively affected and the Company would need to obtain its required liquidity from its credit facilities or other sources.

The Company’s primary credit facility is a $250.0 million Line of Credit with a syndicate of eight banks under the terms of the November 5, 2004 Amended and Restated Credit Agreement (as subsequently amended, the “Line of Credit”). The Line of Credit is not scheduled to expire until February 15, 2012.

The lenders in the syndicate are Bank of America, N.A., Union Bank of California, N.A., Barclays Bank, PLC, JPMorgan Chase Bank, N.A., US Bank, N.A., Comerica West Incorporation, Fifth Third Bank, and Citibank, N.A. To date, all of the banks in the syndicate have continued to meet their commitments under the Line of Credit despite the turmoil in the financial markets. If any of the banks in the syndicate were unable to perform on their commitments to fund the Line of Credit, the Company’s liquidity would be impaired unless the Company were able to find a replacement source of funding under the Line of Credit or from other sources.

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability can be effectively limited by the financial covenants contained therein. On March 31, 2009, the maximum amount that could be borrowed under the Line of Credit was $209.4 million, of which $144.7 million was outstanding at March 31, 2009. In addition, the Company had approximately $2.4 million outstanding under other credit facilities at March 31, 2009.

The Line of Credit requires the Company to meet certain financial covenants, including a maximum consolidated leverage ratio and minimum interest coverage ratio, and includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of March 31, 2009, the Company was in compliance with the covenants and other terms of the Line of Credit, as then applicable.

Both the maximum consolidated leverage ratio and minimum interest coverage ratio are based in part upon the Company’s trailing four quarters’ earnings before interest, income taxes, depreciation and amortization, as well as other non-cash expense and income items as defined in the agreement governing the Line of Credit (“adjusted EBITDA”). Many factors, including unfavorable economic conditions and unfavorable foreign currency exchange rates, can have a direct or indirect significant adverse effect upon the Company’s adjusted

EBITDA and therefore compliance with these financial covenants. Unfavorable economic conditions and foreign currency exchange rates had a significant adverse effect on the Company’s adjusted EBITDA in the first quarter of 2009; however, the Company remained in compliance as of March 31, 2009. It is expected that these factors will have a significant adverse effect on the Company’s adjusted EBITDA for the second quarter of 2009 as well. Based on this expectation, it is likely that the Company will not be in compliance with the financial covenants under the existing Line of Credit at the end of the second quarter of 2009 unless the Company obtains an amendment to the terms of the Line of Credit. The Company is currently in the process of negotiating such an amendment to the Line of Credit. The Company believes it will be able to obtain such an amendment and will remain in compliance with its Line of Credit, although given the current credit market conditions there is no assurance that the Company will be able to obtain such an amendment upon reasonable terms. If the Company is not in compliance with the financial covenants under the Line of Credit at the end of the second quarter of 2009, its liquidity would be adversely affected.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 10.0 to 25.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio. Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio, at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2.2 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $0.8 million as of March 31, 2009, of which $0.3 million was included in other current assets and $0.5 million in other long-term assets in the accompanying consolidated balance sheet.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of March 31, 2009 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Line of Credit	$147.1	$147.1	$—	$—	$—
Operating leases(1)	26.5	9.6	8.5	3.3	5.1
Unconditional purchase obligations(2)	115.8	69.1	41.8	4.9	—
Deferred compensation(3)	5.9	0.2	0.3	0.3	5.1
Uncertain tax contingencies(4)	12.6	0.7	2.7	5.5	3.7

Total	$307.9	$226.7	$53.3	$14.0	$13.9

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under noncancelable operating leases.
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

(3)	The Company has an unfunded, nonqualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets and was $6.9 million at March 31, 2009. The liability for the deferred compensation is included in long-term liabilities and was $5.9 million at March 31, 2009.
(4)	Amount represents total uncertain income tax positions related to the adoption of Financial Accounting Standards Board Interpretation 48, which is comprised of a short-term income tax payable of $0.7 million and a long-term income tax payable of $11.9 million. For further discussion see Note 4 to the Consolidated Financial Statements—”Income Taxes” in this Form 10-Q.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to Golf Entertainment International Limited (see Note 7 “Investments” to the Consolidated Financial Statements). In addition, in connection with the uPlay acquisition, the Company could be required to pay an additional purchase price of up to $10.0 million based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011 (see Note 3 “Business Acquisitions” to the Consolidated Financial Statements). The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2009 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 10 “Commitments and Contingencies” to the Notes to Consolidated Condensed Financial Statements.

Sufficiency of Liquidity

Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its current or future financing facilities, will be sufficient to finance current operating requirements, required capital expenditures, contractual obligations and commercial commitments, for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments (including noncompliance with the financial covenants under its Line of Credit), general economic trends, foreign currency exchange rates, or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see above, “Sources of Liquidity” and “Certain Factors Affecting Callaway Golf Company” contained in Item 1A of our most recently filed Form 10-K).

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $40.0 million to $45.0 million for the year ended December 31, 2009. Of this amount, approximately $15.0 million will be used in support of the Company’s building improvement and consolidation projects. The remaining amount will be used for capital expenditures in support of the Company’s ongoing operating requirements.

Off-Balance Sheet Arrangements

During the fourth quarter of 2006, the Company made an investment in Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company acquired Preferred Shares of GEI for approximately $10.0 million. The Company accounts for this investment under the cost method in accordance with the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and reflected the investment balance in other long-term assets in the consolidated balance sheet as of March 31, 2009 and December 31, 2008 included in this Form 10-Q. In February 2008, the Company and another GEI shareholder entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8.0 million for a loan that was issued to a subsidiary of GEI. As of December 31, 2008, this letter of credit was scheduled to expire one year from the date of issuance. In January 2009, the Company and the same GEI shareholder extended this letter of credit for an additional year. The Company is currently responsible for $5.5 million of the total guaranteed amount.

In addition, at March 31, 2009, the Company had total outstanding commitments on non-cancelable operating leases of approximately $26.5 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 9 years expiring at various dates through November 2017, with options to renew at varying terms.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2008.

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

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to foreign currency exchange rate risks (see Note 14 “Derivatives and Hedging” to the Notes to Consolidated Financial Statements) that could impact the Company’s results of operations. The Company’s risk management strategy includes the use of derivative financial instruments, including forwards and purchase options, to hedge certain of these exposures. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company’s hedging activities can reduce, but will not eliminate, the effects of foreign currency fluctuations. The extent to which the Company’s hedging activities mitigate the effects of changes in foreign currency exchange rates varies based upon many factors, including the amount of transactions being hedged. The Company generally only hedges a limited portion of its international transactions. Based upon current rates, management expects that foreign currency rates for financial reporting purposes will have a significant negative impact upon the Company’s consolidated reported financial results in 2009 compared to 2008 (see above, “Results of Operations” contained in Item 2).

The Company is exposed to foreign currency exchange rate risk inherent primarily in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. The Company transacts business in 14 currencies worldwide, of which the most significant to its operations are the European currencies, Japanese Yen, Canadian Dollar, and Australian Dollar. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.

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

At March 31, 2009 and 2008, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures (including payments due on intercompany transactions from certain wholly-owned foreign subsidiaries and payments due from customers that are denominated in foreign currencies), were approximately $138.6 million and $134.4 million, respectively. At March 31, 2009 and 2008, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2009 through its derivative financial instruments. The estimated maximum one-day loss from the Company’s foreign currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $14.7 million at March 31, 2009. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $14.7 million at March 31, 2009 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its Line of Credit (see Note 9 to the Company’s Consolidated Condensed Financial Statements in this Form 10-Q). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

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

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2009, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 9, 2006, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 06-91, asserting claims against Acushnet Company for patent infringement. Specifically, Callaway Golf asserted that Acushnet’s sale of the Titleist Pro V1 family of golf balls infringes four golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. In its answer to the Complaint, Acushnet responded that the patents at issue are invalid and not infringed by the Pro V1 family of golf balls. On November 20, 2007, the District Court rejected various legal challenges by Acushnet as to the validity of the patents, permitting Callaway Golf’s claims against Acushnet to proceed to trial, and ruled that the issues of damages and willfulness would be decided in a second trial between the parties at a later date. On the eve of trial, Acushnet stipulated that its Pro V1 family of golf balls collectively infringe the nine claims in the four patents asserted by Callaway Golf. As a result of the Court’s rulings, and Acushnet’s concession as to infringement, only the validity of the patents was tried before a jury commencing on December 5, 2007. On December 14, 2007, after a six-day trial, a unanimous jury decided that eight of the nine patent claims asserted by Callaway Golf against Acushnet are valid. The Court entered judgment in favor of Callaway Golf and against Acushnet on December 20, 2007. On November 10, 2008, the District Court entered an order effective January 1, 2009 permanently enjoining Acushnet from infringing these valid patents. The District Court also denied Acushnet’s motions for a new trial and for judgment as a matter of law, while granting a motion to dismiss a pendant state law claim for breach of contract for lack of subject matter jurisdiction. On November 11, 2008, Acushnet announced that it had changed the formulation of its golf balls in September 2008 to avoid the patents in suit and would begin shipping new “converted” versions of the golf balls prior to the effective date of the permanent injunction. Acushnet filed its notice of appeal of the merits of the District Court’s judgment with the Court of Appeals for the Federal Circuit on November 24, 2008 (Case No. 1:06-CV-91), and immediately moved for an order staying the permanent injunction. On December 23, 2008, a three judge panel of the Federal Circuit denied Acushnet’s motion for a stay of the permanent injunction. On December 29, 2008, Acushnet announced a “Retail Exchange Program” offering to take back infringing Pro V1 golf balls and to replace them with the converted versions of those golf balls. The briefing of the appeal to the Federal Circuit of the merits of the District Court’s judgment was completed on March 27, 2009 and oral argument is set for June 1, 2009.

Acushnet has filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the four patents asserted by Callaway Golf in the litigation described above. The PTO has issued multiple administrative decisions rejecting the claims of all four of the patents, and issued a right of appeal notice as to one of the patents; this patent is now the subject of an appeal pending before the Board of Patent Appeals and Interferences (“BPAI”). To the extent previously approved claims of any of the other three patents are no longer allowed upon the conclusion of the reexamination process, the Company will appeal such actions to the BPAI as well. The Company expects that some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will eventually be affirmed by the PTO’s BPAI. The Company expects to appeal any adverse decision of the BPAI to the United States Court of Appeals for the Federal Circuit, the same court that is hearing the appeal on the merits of the District Court’s judgment in the litigation described above. In the meantime, interim rulings by the PTO do not void the District Court’s judgment.

On March 3, 2009, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-131, asserting claims against Acushnet for patent infringement. Specifically, Callaway Golf asserts that Acushnet’s sale of the new 2009 and the “converted” Titleist Pro V1 family of golf balls referenced above infringe two golf ball patents that Callaway Golf acquired when it acquired the assets of Top-Flite. Callaway Golf is seeking damages and an injunction to prevent future infringement by Acushnet. Acushnet’s response to the complaint was filed on April 17, 2009, and the case is proceeding to the discovery phase.

Acushnet has filed petitions for reexamination with the PTO challenging the validity of the two patents asserted by Callaway Golf in the litigation filed against Acushnet on March 3, 2009.

On March 3, 2009, Acushnet filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-130, asserting claims against the Company for patent infringement. Specifically, Acushnet asserts that the Company’s sale of the Tour i and Tour ix golf balls infringe nine Acushnet golf ball patents. Acushnet is seeking damages and an injunction to prevent future alleged infringement by the Company. The Company’s response to the complaint was filed on April 17, 2009, and the case is proceeding to the discovery phase.

On February 27, 2007, the Company and Dailey & Associates (an advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07CV0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contend that Callaway Golf is required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services,” and to make contributions to the Plans based upon a percentage of that total amount. The Company is seeking a declaration that it is not required to contribute beyond the contributions already made, or alternatively, is obligated to pay nothing and is entitled to restitution for all contributions previously made to the Plans. The Plans filed a counterclaim to compel an audit and to recover unpaid Plan contributions, as well as liquidated damages, interest, and reasonable audit and attorneys’ fees. The Company recently agreed to dismiss its claims against SAG in return for SAG’s agreement to be bound by the result of the Company’s litigation with the Plans. A pretrial conference is set for June 29, 2009. No trial date has been set.

On February 13, 2008, Ogio International Inc. filed a complaint for patent infringement against Callaway Golf in the United States District Court, for the District of Utah, Case No. 08CV116. Specifically, Ogio alleges that Callaway Golf’s sales of Warbird XTT, Warbird Hot, Terra Firma X, Terra Firma XI, CX Cart, Euro Stand, and Matrix and Hyper-X golf bags infringe one or more claims of United States Patents numbered 6,877,604 and 7,213,705. The complaint seeks compensatory damages and an injunction. Effective April 1, 2009, the parties entered into a confidential settlement agreement. The case has been dismissed.

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

On January 19, 2009, the Company filed suit in the Superior Court for the County of San Diego, case no. 37-2009-00050363-CU-BC-NC, against Corporate Trade International, Inc. (“CTI”) seeking damages for breach of contract and for declaratory relief based on the asserted use and transfer of corporate trade credits to the Company in connection with the purchase of assets from Top-Flite in 2003. On January 26, 2009, CTI filed its own suit in the United States District Court for the Southern District of New York, case no. 09CV0698, asserting claims for breach of contract, account stated and unjust enrichment, and seeking damages of approximately $8,900,000. On February 19, 2009, the Company filed a motion to dismiss CTI’s New York case. On February 26, 2009, CTI removed the Company’s San Diego case to the United States District Court for the Southern District of California, and filed a motion to dismiss, stay or transfer the California action to New York. Those motions are pending.

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

Certain Factors Affecting Callaway Golf Company

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2008, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2008 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2007, the Board of Directors authorized a new repurchase program (the “November 2007 repurchase program”) for the Company to repurchase shares of its common stock up to a maximum cost to the Company of $100.0 million, which will remain in effect until completed or otherwise terminated by the Board of Directors.

During the three months ended March 31, 2009, under the November 2007 repurchase program, the Company repurchased 47,730 shares of its common stock at a weighted average cost per share of $8.69 through the withholding of shares in satisfaction of employee tax obligations related to the vesting of employee restricted stock awards and restricted stock units. The total cost of the repurchase was $0.4 million. As of March 31, 2009, the Company remained authorized to repurchase up to an additional $75.9 million of its common stock under this program.

The following schedule summarizes the status of the Company’s repurchase programs (in thousands, except per share data):

	Three Months Ended March 31,
	2009
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
January 1, 2009 – January 31, 2009	46	$8.76	46	$75,942
February 1, 2009 – February 28, 2009	1	$6.77	1	$75,935
March 1, 2009 – March 31, 2009	—	$—	—	$—

Total	47	$8.69	47	$75,935

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“Commission”) on July 1, 1999 (file no. 1-10962).

3.2	Fourth Amended and Restated Bylaws, as amended and restated as of February 21, 2008, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission on February 28, 2008 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

10.2	Callaway Golf Company First Amendment to the First Amended and Restated Chief Executive Officer Employment Agreement, effective as of January 26, 2009, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 10-K, as filed with the Commission on February 27, 2009.

10.4	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.4 to the Company’s Current Report on Form 10-K, as filed with the Commission on February 27, 2009.

10.6	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.6 to the Company’s Current Report on Form 10-K, as filed with the Commission on February 27, 2009.

10.8	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.8 to the Company’s Current Report on Form 10-K, as filed with the Commission on February 27, 2009.

10.10	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Thomas Yang, incorporated herein by this reference to Exhibit 10.10 to the Company’s Current Report on Form 10-K, as filed with the Commission on February 27, 2009.

10.19	Notice of Grant and Agreement for Contingent Stock Option/SAR, effective as of January 29, 2009, between the Company and George Fellows, incorporated herein by this reference to Exhibit 10.19 to the Company’s Current Report on Form 10-K, as filed with the Commission on February 27, 2009.

10.20	Notice of Restricted Stock Unit Grant, effective as of January 29, 2009, between the Company and George Fellows, incorporated herein by this reference to Exhibit 10.20 to the Company’s Current Report on Form 10-K, as filed with the Commission on February 27, 2009.

10.21	Notice of Grant of Stock Option and Option Agreement, effective as of January 29, 2009, between the Company and George Fellows, incorporated herein by this reference to Exhibit 10.21 to the Company’s Current Report on Form 10-K, as filed with the Commission on February 27, 2009.

10.51	Indemnification Agreement, effective March 4, 2009, between the Company and John F. Lundgren, incorporated herein by this reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 10, 2009.

10.52	2009 Senior Management Incentive Program, incorporated herein by this reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 10, 2009.

10.55	Form of Notice of Grant and Agreement for Contingent Stock Option/SAR, incorporated herein by this reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 26, 2009 (file no. 1-10962).

31.1	Certification of George Fellows pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Senior Executive Vice President and Chief Financial Officer

Date: April 30, 2009

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