Form 10-Q
period 2009-06-30
CALLAWAY GOLF CO
filed 2009-08-04
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of July 31, 2009 was 64,477,314.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, as well as estimated unrecognized stock compensation expense, projected capital expenditures, future contractual obligations, future global economic conditions, future growth or market share gains, the ability to manage costs or invest in future initiatives, as well as future changes in foreign currency rates are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in economic conditions, credit markets, or foreign currency exchange rates, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including those affecting the implementation of the Company’s gross margin initiatives, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Better Game By Design—A Passion For Excellence—Anypoint—Apex—Ben Hogan—BH—Big Bertha—Big Bertha Diablo—Black Series—Black Series i- Callaway—Callaway Collection—Callaway Golf—Chev—Chevron Device—Crimson Series—Demonstrably Superior and Pleasingly Different—Dimple-in-Dimple—Divine Line—Drysport- Dual Force—ERC—Explosive Distance. Amazing Soft Feel—Flying Lady—Ft-i—FTi-brid—FTiQ—FT-5—FT-9—Freak-Fusion—Game Series—Gems—Great Big Bertha—Heavenwood—Hogan—HX—HX Hot Plus—HX Hot Bite—HX Pearl—HX Tour—Hyper X-IMIX—Legacy—Little Ben—Marksman—Never Lay Up—Number One Putter in Golf—Odyssey—OptiFit-ORG.14—Rossie—S2H2—Sabertooth—SRT—SenSert—Speed Slot—Squareway—Steelhead—Strata—Stronomic—Sure-Out—Teron—TF design—Tech Series—Top-Flite—Top-Flite D2—Top-Flite XL—Tour Authentic—Tour Deep—Tour i—Tour iX—Trade In! Trade Up!—Tru Bore—Tunite—uPro—VFT—War Bird—Warbird—Warmsport—White Hot—White Hot Tour—White Hot XG—White Steel—Windsport—World’s Friendliest—X-20—X-20 Tour—X-22—X-22 Tour— XL5000—XJ Series—XL Extreme—X-Forged—X Hot—X Prototype—X-Series—X-SPANN—Xtra Traction Technology—X-Tour—XTT—Xtra Width Technology—XWT-2Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,471	$38,337
Accounts receivable, net	263,239	120,067
Inventories	227,878	257,191
Deferred taxes, net	31,792	27,046
Income taxes receivable	—	15,549
Other current assets	25,581	31,813

Total current assets	598,961	490,003
Property, plant and equipment, net	144,541	142,145
Intangible assets, net	144,880	146,945
Goodwill	30,605	29,744
Other assets	49,369	46,501

Total assets	$968,356	$855,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$170,036	$126,167
Accrued employee compensation and benefits	22,080	25,630
Accrued warranty expense	12,422	11,614
Income tax payable	6,773	—
Credit facilities	—	90,000

Total current liabilities	211,311	253,411
Long-term liabilities:
Income taxes payable	14,787	14,993
Deferred compensation and other	7,399	6,566
Commitments and contingencies (Note 12)
Preferred Stock—at redemption value (Note 2)	34,674	—
Shareholders’ equity:
Preferred Stock, $.01 par value, 3,000,000 shares authorized, 1,400,000 shares and 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively (Note 2)	14	—
Common Stock, $.01 par value, 240,000,000 shares authorized, 66,295,961 shares and 66,276,236 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	663	663
Additional paid-in capital	195,892	102,329
Unearned compensation	(51)	(279)
Retained earnings	529,462	518,851
Accumulated other comprehensive income (loss)	1,411	(6,376)
Less: Grantor Stock Trust held at market value, 1,178,050 shares and 1,440,570 shares at June 30, 2009 and December 31, 2008, respectively	(5,973)	(13,383)
Less: Common Stock held in treasury, at cost, 1,816,425 shares and 1,768,695 shares at June 30, 2009 and December 31, 2008, respectively	(24,065)	(23,650)

Total Callaway Golf Company shareholders’ equity	697,353	578,155

Non-controlling interest (Note 9)	2,832	2,213

Total shareholders’ equity	700,185	580,368

Total liabilities and shareholders’ equity	$968,356	$855,338

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$302,219	$366,029	$574,083	$732,481
Cost of sales	192,371	194,949	348,054	385,867

Gross profit	109,848	171,080	226,029	346,614
Operating expenses:
Selling expense	72,394	80,461	147,044	160,622
General and administrative expense	19,358	22,791	39,345	45,279
Research and development expense	7,837	7,538	15,940	15,462

Total operating expenses	99,589	110,790	202,329	221,363

Income from operations	10,259	60,290	23,700	125,251
Other income (expense), net	512	(2,600)	(1,869)	(1,905)

Income before income taxes	10,771	57,690	21,831	123,346
Provision for income taxes	3,859	20,583	8,107	46,573

Net income	6,912	37,107	13,724	76,773
Dividends accrued on convertible Preferred Stock	438	—	438	—

Net income available to common shareholders	$6,474	$37,107	$13,286	$76,773

Earnings per common share:
Basic	$0.10	$0.59	$0.21	$1.21
Diluted	$0.10	$0.58	$0.21	$1.19
Weighted-average common shares outstanding:
Basic	63,121	63,180	63,060	63,538
Diluted	66,807	63,941	65,105	64,392
Dividends declared per common share	$0.08	$0.07	$0.08	$0.14

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$13,724	$76,773
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,116	19,284
Deferred taxes	(5,509)	4,130
Non-cash share-based compensation	3,684	2,960
Gain on disposal of long-lived assets	(375)	(438)
Changes in assets and liabilities:
Accounts receivable, net	(138,234)	(175,546)
Inventories	33,611	17,490
Other assets	12,698	(5,339)
Accounts payable and accrued expenses	34,044	3,441
Accrued employee compensation and benefits	(4,744)	(9,459)
Accrued warranty expense	808	956
Income taxes payable	21,100	18,002
Deferred compensation	9	(300)

Net cash used in operating activities	(9,068)	(48,046)

Cash flows from investing activities:
Capital expenditures	(19,448)	(24,213)
Other investing activities	(31)	15

Net cash used in investing activities	(19,479)	(24,198)

Cash flows from financing activities:
Issuance of Preferred Stock	140,000	—
Equity issuance costs	(5,871)	—
Issuance of Common Stock	1,498	2,767
Dividends paid, net	(4,430)	(4,526)
Acquisition of treasury stock	—	(20,076)
Proceeds from (payments on) credit facilities, net	(90,000)	98,441
Other financing activities	54	(34)

Net cash provided by financing activities	41,251	76,572

Effect of exchange rate changes on cash and cash equivalents	(570)	771

Net increase in cash and cash equivalents	12,134	5,099
Cash and cash equivalents at beginning of year	38,337	49,875

Cash and cash equivalents at end of period	$50,471	$54,974

Supplemental disclosures:
Cash received (paid) for income taxes	$7,206	$(23,936)
Cash paid for interest and fees	$(1,336)	$(2,267)
Dividends payable	$1,073	$4,425

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Callaway Golf Shareholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Compehensive Income/(Loss)	Grantor Stock Trust	Treasury Stock		Non-controlling Interest	Total	Comprehensive Income
	Shares	Amount	Shares	Amount						Shares	Amount
Balance, December 31, 2008	—	—	66,276	$663	$102,329	$(279)	$518,851	$(6,376)	$(13,383)	(1,769)	$(23,650)	$2,213	$580,368

Tax deficit on compensatory stock awards	—	—	—	—	(507)	—	—	—	—	—	—	—	(507)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	—	—	(47)	(415)	—	(415)
Compensatory stock and stock options	—	—	20	—	2,665	228	—	—	266	—	—	—	3,159
Issuance of Preferred Stock	1,400	14	—	—	97,027	—	—	—	—	—	—	—	97,041
Change in redemption value of Preferred Stock,	—	—	—	—	—	—	2,414	—	—	—	—	—	2,414
Employee stock purchase plan	—	—	—	—	(282)	—	—	—	1,780	—	—	—	1,498
Stock dividends	—	—	—	—	24	—	(24)	—	—	—	—	—	—
Cash dividends	—	—	—	—	—	—	(5,503)	—	—	—	—	—	(5,503)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	(5,364)	—	—	—	5,364	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	7,787	—	—	—	—	7,787	$7,787
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	510	510
Net income	—	—	—	—	—	—	13,724	—	—	—	—	109	13,833	13,724

Balance, June 30, 2009	1,400	$14	66,296	$663	195,892	$(51)	$529,462	$1,411	$(5,973)	(1,816)	$(24,065)	$2,832	$700,185	$21,511

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company” or “Callaway Golf”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. The Company evaluated all subsequent events through the time that it filed its consolidated condensed financial statements in this Form 10-Q with the Securities and Exchange Commission on August 4, 2009.

Recently Adopted Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS No. 165 as of June 30, 2009.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 is effective for interim periods beginning on or after December 15, 2008. The Company adopted SFAS No. 160 as of January 1, 2009.

Recently Issued Accounting Standards

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. As the Codification does not change U.S. GAAP, it is not expected to have a material impact on the Company’s consolidated condensed financial statements. Previous references made to U.S. GAAP literature in the notes to the Company’s consolidated condensed financial statements will be updated with references to the new Codification.

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard will require a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 167 will have on its consolidated condensed financial statements.

2. Preferred Stock Offering

On June 15, 2009, the Company sold 1,400,000 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “Preferred Stock”). The Company received gross proceeds of $140,000,000 and incurred costs of $5,871,000, which were recorded as an offset to additional paid in capital in the consolidated condensed statement of shareholders’ equity. The terms of the Preferred Stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. Subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law, dividends on the Preferred Stock will be payable quarterly in arrears, beginning on September 15, 2009.

The Preferred Stock is generally convertible at any time at the holder’s option into Common Stock of the Company at an initial conversion rate of 14.1844 shares of Callaway’s Common Stock per share of Preferred Stock, which is equivalent to an initial conversion price of approximately $7.05 per share. Based on the initial conversion rate, approximately 19.9 million shares of common stock would be issuable upon conversion of all of the outstanding shares of Preferred Stock. However, as provided by the New York Stock Exchange (“NYSE”) listing standards, the Company will not be able to issue 20% or more of the Company’s common stock, which equals approximately 12.9 million shares, upon conversion until the Company obtains shareholder approval to

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

issue all shares of common stock potentially issuable upon conversion of the Preferred Stock. Until the Company does obtain shareholder approval, the Company may be required to make a payment to holders in cash (“cash redemption value”) in lieu of shares upon conversion of the Preferred Stock, if permissible under the terms of the Company’s line of credit and applicable law. As a result, the Company recorded an amount equal to the cash redemption value of these Preferred Shares as temporary equity in the consolidated condensed balance sheet at June 30, 2009, and recorded the change in the cash redemption value measured from the date of issuance through June 30, 2009, as an increase in retained earnings on the consolidated condensed statement of shareholders’ equity. Upon receiving shareholder approval, the cash redemption value of Preferred Shares will be included in shareholders’ equity. If the Company’s shareholders do not approve the issuance of all such shares upon conversion of the Preferred Stock or if the Company does not have a vote for such approval within 90 days of the first date of original issuance of the Preferred Stock, then the dividend rate on the Preferred Stock will be increased by 300 basis points to 10.5% per year.

The Company may also elect, on or prior to June 15, 2012, to mandatorily convert some or all of the Preferred Stock into shares of the Company’s Common Stock if the closing price of the Company’s Common Stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. If the Company elects to mandatorily convert any Preferred Stock, it will make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on the Preferred Stock.

On or after June 20, 2012, the Company, at its option, may redeem the Preferred Stock, in whole or in part, at a price equal to 100% of the liquidation preference, plus all accrued and unpaid dividends. The Preferred Stock has no maturity date and has no voting rights prior to conversion into the Company’s Common Stock, except in limited circumstances.

3. Earnings per Share

Earnings per share, basic, is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Earnings per share, diluted, is computed by dividing net income by the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period.

Dilutive securities include Preferred Stock, options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan (“ESPP”) and outstanding restricted stock awards/units to employees and non-employees (see Note 13). Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with FASB Statement No. 128, “Earnings per Share” (“SFAS No. 128”). Dilutive securities related to the ESPP are calculated by dividing the average withholdings during the period by 85% of the market value of the Company’s common stock at the end of the period.

In June 2009, the Company completed its offering of Preferred Stock. The Preferred Stock is generally convertible into shares of Common Stock (limited by the NYSE listing standards as discussed above) and earns cumulative dividends from the date of original issue at an initial rate of 7.50% per annum. In accordance with SFAS No. 128, dividends on cumulative Preferred Stock are subtracted from net income to calculate net income available to common shareholders in the basic earnings per share calculation. As of June 30, 2009, dividends accrued on Preferred Stock totaled $438,000.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, and reconciles the weighted-average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$6,912	$37,107	$13,724	$76,773
Less: Preferred Stock dividends	(438)	—	(438)	—

Net income available to common shareholders	$6,474	$37,107	$13,286	$76,773

Denominator:
Weighted-average common shares outstanding—basic	63,121	63,180	63,060	63,538
Preferred Stock weighted-average shares outstanding	3,273	—	1,636	—
Options, restricted stock and other dilutive securities	413	761	409	854

Weighted-average common shares outstanding—diluted	66,807	63,941	65,105	64,392

Basic earnings per common share	$0.10	$0.59	$0.21	$1.21

Diluted earnings per common share	$0.10	$0.58	$0.21	$1.19

Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported as their effect would be antidilutive. Thus, weighted-average shares outstanding—Diluted is the same as weighted-average shares outstanding—Basic in periods when a net loss is reported. For the three months ended June 30, 2009 and 2008, options outstanding totaling approximately 9,235,000 and 5,705,000 shares, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive. For the six months ended June 30, 2009 and 2008, options outstanding totaling approximately 8,806,000 and 4,889,000 shares, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

4. Restructuring

In connection with the Company’s gross margin improvement initiatives and its actions to improve the profitability of its golf ball business, the Company has taken actions to consolidate its golf ball operations into other existing locations. As a result of these initiatives, in May 2008, the Company announced the closure of its golf ball manufacturing facility in Gloversville, New York. This closure resulted in the recognition of non-cash charges for the acceleration of depreciation on certain golf ball manufacturing equipment and cash charges related to severance benefits and facility costs. During the three and six months ended June 30, 2009, the Company incurred charges of $68,000 and $178,000, respectively, in connection with the closure of this facility. The Company incurred charges of $3,065,000 in connection with the closure of this facility during the three and six months ended June 30, 2008. As of June 30, 2009, the Company had incurred total pre-tax charges of $4,432,000 in connection with the closure of this facility. In addition, the Company expects to incur additional charges of approximately $150,000 in the balance of 2009, primarily related to the costs associated with the closure of the manufacturing facility. The remaining liability as of June 30, 2009 represents estimated costs for certain ongoing facility costs and severance benefits.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The activity and liability balances recorded as part of the Company’s golf ball manufacturing consolidation were as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Charges to cost and expense	$1,295	$2,959	$4,254
Non-cash items	—	(1,798)	(1,798)
Cash payments	(1,162)	(890)	(2,052)

Restructuring payable balance, December 31, 2008	133	271	404
Charges to cost and expense	5	105	110
Cash payments	(68)	(203)	(271)

Restructuring payable balance, March 31, 2009	70	173	243

Charges to cost and expense	—	68	68
Cash payments	(43)	(106)	(149)

Restructuring payable balance, June 30, 2009	$27	$135	$162

5. Business Acquisitions

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

The uPlay acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets was $11,377,000, which includes cash paid of $9,880,000, transaction costs of approximately $204,000, and assumed liabilities of approximately $1,293,000. The aggregate acquisition costs exceeded the estimated fair value of the net assets acquired. As a result, the Company has recorded goodwill of $456,000, none of which is deductible for tax purposes. The Company has recorded the fair values of uPlay’s database and technology, trademarks and trade names, and non-compete agreements in the amounts of $7,900,000, $540,000, and $760,000, respectively, using an income valuation approach. This valuation technique provides an estimate of the fair value of an asset based on the cash flows that the asset can be expected to generate over its remaining useful life. These intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 4 - 8 years.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Assets Acquired:
Cash	$198
Accounts receivable	855
Inventory	337
Property, plant and equipment	225
Database and technology	7,900
Trademarks and trade names	540
Non-compete agreements	760
Other	106
Goodwill (Note 8)	456
Liabilities:
Current liabilities	(1,293)

Total net assets acquired	$10,084

The Company’s consolidated condensed statement of operations includes the Company’s uPlay results of operations from January 1, 2009 forward. The pro-forma effects of the uPlay, LLC asset acquisition would not have been material to the Company’s results of operations for the six months ended June 30, 2009 and, therefore, are not presented.

6. Income Taxes

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

As of June 30, 2009, the liability for income taxes associated with uncertain tax benefits was $16,719,000 and can be reduced by $8,511,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments (which was recorded as a long-term income tax receivable) as well as $1,247,000 of tax benefits associated with state income taxes. The net amount of $6,961,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate. The Company expects that during the next twelve months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $5,077,000 ($2,847,000, net of correlative adjustments) due to the expiration of various statutes of limitation and the resolution of various foreign, federal and state income tax matters.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the quarter ended June 30, 2009 the Company recognized a benefit of approximately $87,400 of interest and penalties in the provision for income taxes due to the reduction of uncertain tax positions related to transfer pricing adjustments. As of June 30, 2009 and December 31, 2008, the Company had accrued $1,281,000 and $1,329,000, respectively, (before income tax benefit) for the payment of interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2004 and prior
California (U.S.)	2000 and prior
Massachusetts (U.S.)	2004 and prior
Australia	2003 and prior
Canada	2004 and prior
Japan	2003 and prior
South Korea	2003 and prior
United Kingdom	2002 and prior

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Inventories

Inventories are summarized below (in thousands):

	June 30, 2009	December 31, 2008
Inventories, net:
Raw materials	$66,458	$79,132
Work-in-process	433	38
Finished goods	160,987	178,021

	$227,878	$257,191

8. Goodwill and Intangible Assets

The Company accounts for its goodwill and other non-amortizing intangible assets in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, the Company’s goodwill and certain intangible assets are not amortized throughout the period, but are subject to an annual impairment test. The Company performs an impairment test at least annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the second half of 2008 and into 2009, general economic and stock market conditions worsened considerably resulting in material declines in stock prices. The Company’s stock price declined significantly during this period. During the second quarter of 2009, the Company’s market capitalization fell below its recorded book value. As such, the Company performed impairment testing, which was based on internal cash flow estimates discounted at an appropriate interest rate, during the second quarter of 2009. Based on the results of the impairment testing, no goodwill impairment was identified. If the current economic and market conditions persist and if there is a prolonged period of weakness in the business environment, the Company’s business may be adversely affected, which could result in an impairment of goodwill or other intangible assets in the future.

Patents and other intangible assets are recorded at cost at the time of acquisition and amortized using the straight-line method over their estimated useful lives, which range over periods between 1-16 years. During the six months ended June 30, 2009 and 2008, aggregate amortization expense was approximately $2,165,000 and $1,596,000, respectively. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	June 30, 2009			December 31, 2008
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	2-16	36,459	22,503	13,956	36,459	21,106	15,353
Developed technology and other	1-9	12,116	2,986	9,130	12,016	2,218	9,798

Total intangible assets		$170,369	$25,489	$144,880	$170,269	$23,324	$146,945

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense related to intangible assets at June 30, 2009 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2009	$2,099
2010	4,109
2011	3,865
2012	3,436
2013	2,584
2014	1,869
Thereafter	5,124

$23,086

Goodwill at June 30, 2009 was $30,605,000. Changes in goodwill during the three and six months ended June 30, 2009 were $1,314,000 and $861,000 respectively due to favorable foreign currency fluctuations.

9. Investments

Investment in Golf Entertainment International Limited Company

The Company has a $10,000,000 investment in the preferred shares of Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. The Company accounts for this investment under the cost method in accordance with the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and reflected the balance in other long-term assets in the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008.

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

In August 2007, the Company and other GEI shareholders entered into a loan agreement with GEI to provide funding to GEI for certain capital projects as well as operational needs. In December 2007, the Company and other GEI shareholders entered into a second loan agreement with GEI to supplement GEI’s cash flows from operations as a result of the seasonal fluctuations of the business. Both loan agreements extend to all shareholders of GEI, whereby each shareholder may participate by funding up to an amount agreed upon by GEI. As of June 30, 2009, the Company funded a combined total of $5,721,000 under both loan agreements, which includes accrued interest and fees of $1,771,000. The loan agreements provide for the option, at the Company’s discretion, to convert up to 100 percent of the amount drawn by GEI, including accrued interest, into convertible preferred shares. In connection with the loans, the Company has received underwriting fees and will receive annual interest at market rates on the loaned amounts.

In February 2008, the Company entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8,000,000 for a loan that was issued to a subsidiary of GEI. The Company has an agreement with another shareholder of GEI pursuant to which such shareholder would reimburse the Company in certain circumstances for up to $2,500,000 for amounts the Company is required to pay under the letter of credit. In January 2009, the Company extended the letter of credit agreement for an additional year through February 2010. In connection with the letter of credit, the Company received underwriting fees of $325,000 and warrants to purchase GEI’s preferred stock at a future date. The fees were included in interest income as additional principal under the third loan agreement.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Investment in Qingdao Suntech Sporting Goods Limited Company

In October 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated financial statements as of June 30, 2009 and December 31, 2008, in accordance with the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which $2,618,000 was outstanding as of June 30, 2009.

10. Product Warranty

The Company has a stated two-year warranty policy for its golf clubs, although the Company’s historical practice has been to honor warranty claims well after the two-year stated warranty period at the Company’s discretion. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The decrease in the estimated future warranty obligation is primarily due to a decline in warranty return rates due to the improved durability of newer products. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$11,945	$12,990	$11,614	$12,386
Provision	3,401	3,460	5,615	6,495
Claims paid/costs incurred	(2,924)	(3,108)	(4,807)	(5,539)

Ending balance	$12,422	$13,342	$12,422	$13,342

11. Financing Arrangements

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

perform on their commitments to fund the Line of Credit, the Company’s liquidity would be impaired, unless the Company were able to find a replacement source of funding under the Line of Credit or from other sources.

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability can be effectively limited by the financial covenants contained therein. The financial covenants are tested as of the end of a fiscal quarter (i.e. on March 31, June 30, September 30, and December 31, each year). So long as the Company is in compliance with the financial covenants on each of those four days, the Company has access to the full $250,000,000 (subject to compliance with the other terms of the Line of Credit).

The financial covenants include a consolidated leverage ratio covenant and an interest coverage ratio covenant, both of which are based in part upon the Company’s trailing four quarters’ earnings before interest, income taxes, depreciation and amortization, as well as other non-cash expense and income items as defined in the agreement governing the Line of Credit (“adjusted EBITDA”). The consolidated leverage ratio provides that as of the end of the quarter the Company’s Consolidated Funded Indebtedness (as defined in the Line of Credit) may not exceed 2.75 times the Company’s adjusted EBITDA for the previous four quarters then ended. The interest coverage ratio covenant provides that the Company’s adjusted EBITDA for the previous four quarters then ended must be at least 3.50 times the Company’s Consolidated Interest Charges (as defined in the Line of Credit) for such period. Many factors, including unfavorable economic conditions and unfavorable foreign currency exchange rates, can have a significant adverse effect upon the Company’s adjusted EBITDA and therefore compliance with these financial covenants. If the Company were not in compliance with the financial covenants under the Line of Credit, it would not be able to borrow funds under the Line of Credit and its liquidity would be significantly affected.

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended June 30, 2009, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on June 30, 2009, was $77,000,000. Because the Company used the proceeds from its 2009 Preferred Stock offering (see Note 2 – “Preferred Stock Offering”) to repay the balance outstanding under the Line of Credit, the Company remained in compliance with the consolidated leverage ratio covenant. The Company also remained in compliance with the interest coverage ratio covenant as of June 30, 2009. Because the Company remained in compliance with these financial covenants, as of July 1, 2009, the Company had full access to the $250,000,000 under the Line of Credit.

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of June 30, 2009, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

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

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2,170,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $741,000 as of June 30, 2009, of which $282,000 was included in other current assets and $459,000 in other long-term assets in the accompanying consolidated condensed balance sheet.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Commitments and Contingencies

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

On June 1, 2009, a three judge panel of the United States Court of Appeals for the Federal Circuit heard oral argument on Acushnet’s appeal from a judgment that its family of Pro V1 golf balls infringed eight valid patent claims in four patents owned by Callaway Golf Company. If the Federal Circuit affirms the judgment, and no further appeals are taken by Acushnet, the case will return to the U.S. District Court for the District of Delaware where the Company will ask for an early trial on damages. The District Court has already entered a permanent injunction barring Acushnet from any further infringement of the eight claims of the patents at issue.

The case began on February 9, 2006, when the Company filed a complaint in the District Court (Case No. C.A. 06-91) asserting patent infringement claims against Acushnet, a wholly owned subsidiary of Fortune Brands, alleging that Acushnet’s Titleist Pro V1 family of golf balls infringed nine claims contained in four golf ball patents. Acushnet later stipulated that the Pro V1 golf balls infringed the nine asserted claims, and the case proceeded to trial on the issue of validity. On December 14, 2007, a jury found that eight of the nine patent claims asserted by the Company against Acushnet were valid, holding one claim invalid. The District Court entered judgment in favor of the Company and against Acushnet on December 20, 2007. On November 10, 2008, the District Court entered an order, effective January 1, 2009, permanently enjoining Acushnet from further infringement of those patent claims, while at the same time denying Acushnet’s motions for a new trial and for judgment as a matter of law. Acushnet filed a notice of appeal of the District Court’s judgment with the Federal Circuit on November 24, 2008 (Appeal No. 2009-1076). Acushnet also sought a stay of the injunction, which was denied by the Federal Circuit on December 23, 2008. While the Company has been successful thus far at the trial court and believes that it will prevail on appeal, there is no assurance that the Company will ultimately prevail or be awarded any damages in this matter.

Acushnet has also filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the four patents asserted in the litigation. The Company believes that if the Federal Circuit affirms the District Court before all appeals associated with the reexaminations are completed,

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the reexamination process will be terminated with respect to the patent claims at issue in the litigation. In the meantime, an examiner at the PTO has issued decisions rejecting the claims of four of the patents. Two of those patents are awaiting further action from the PTO. The other two are subject to appeals pending before the Board of Patent Appeals and Interferences (“BPAI”). The Company expects that this process will take time and that at least some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will eventually be affirmed. If the BPAI does not affirm the claims in the patents subject to reexamination, an appeal may be taken by the Company to the Federal Circuit.

On March 3, 2009, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-131, asserting claims against Acushnet for patent infringement. Specifically, the Company asserts that two golf ball patents acquired from Top Flite are infringed by Acushnet’s sale of interim versions of its Titleist Pro V1 golf balls, introduced after entry of the Court’s permanent injunction, discussed above, as well as by new 2009 versions of those golf balls introduced in the spring of 2009. The Company is seeking damages and an injunction to prevent infringement by Acushnet. Acushnet’s response to the complaint was filed on April 17, 2009, and the case is proceeding to the discovery phase.

Acushnet has filed petitions for reexamination with the PTO challenging the validity of the two patents asserted by the Company in the new litigation filed against Acushnet on March 3, 2009. The PTO has issued office actions with respect to each of the patents to which the Company is responding.

On March 3, 2009, Acushnet filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-130, asserting claims against the Company for patent infringement. Specifically, Acushnet’s complaint asserts that the Company’s sale of the Tour i and Tour ix golf balls infringe nine Acushnet golf ball patents. Acushnet recently informed the Company that it is dropping one of the patents, but expanding its infringement contentions to include a claim that seven other models of the Company’s golf balls using Callaway Golf’s proprietary HX surface geometry infringe some of the Acushnet patents already asserted in the suit. Acushnet is seeking damages and an injunction to prevent alleged infringement by the Company. The Company’s response to the complaint was filed on April 17, 2009, and the case is proceeding to the discovery phase.

On February 27, 2007, the Company and Dailey & Associates (the Company’s former advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07CV0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contend that the Company is required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services,” and to make contributions to the Plans based upon a percentage of that total amount. The Company is seeking a declaration that it, and its advertising agency, are not required to contribute beyond the contributions already made, or alternatively, is obligated to pay nothing and is entitled to restitution for all contributions previously made to the Plans. The Plans filed a counterclaim to compel an audit and to recover unpaid Plan contributions, as well as liquidated damages, interest, and reasonable audit and attorneys’ fees. The Company recently agreed to dismiss its claims against SAG in return for SAG’s agreement to be bound by the result of the Company’s litigation with the Plans. On July 3, 2009, the Court granted Callaway Golf’s motion to dismiss the Plans’ complaint, resulting in dismissal of the action against Callaway Golf, because Callaway Golf was not a signatory to any collective bargaining agreement with SAG. At the same time, however, the Court denied Dailey & Associates’ motion to dismiss, because it was a SAG signatory. The Court set a further pretrial conference on September 14, 2009.

On May 8, 2008, Kenji Inaba filed a suit against Callaway Golf Japan in the Osaka District Court in Japan. Inaba has alleged that certain golf balls sold by Callaway Golf Japan with a hex aerodynamic pattern

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

infringe his Japanese utility design patent No. 3,478,303 and his Japanese design patent No. 1,300,582. Inaba is seeking damages pursuant to a royalty based on sales. The Court has conducted hearings to consider the respective positions of the parties on infringement, non-infringement and invalidity. A decision is expected on the matter sometime during 2010. Callaway Golf Japan has also filed a proceeding with the Japan Patent and Trademark Office seeking to invalidate the patents in suit. The Japan Patent and Trademark Office has ruled that the asserted claims in the Inaba patents are invalid, a ruling which is expected to lead to the eventual dismissal of the court proceedings on the same or similar grounds.

On July 11, 2008, the Company was sued in the Eastern District of Texas by Nicholas Colucci, dba EZ Line Putters, pursuant to a complaint asserting that the Odyssey White Hot XG No. 7, White Hot XG (Long) No. 7, Black Series i No. 7, and White Hot XG Sabertooth putters infringe U.S. Patent No. 4,962,927 and infringe the alleged trade dress of plaintiff’s EZ Line putters. The Company responded to the complaint on September 5, 2008, denying that it infringes the patent or the trade dress. The Court has set a trial date of March 1, 2010.

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

On June 2, 2009, the Company was sued in the United States District Court for the Eastern District of Pennsylvania, case no. 09-2454, by Greenkeepers, Inc. asserting that Callaway Golf is infringing U.S. Patent number RE40,407, relating to the golf spikes used in the Company’s golf shoes. The Company answered the complaint on June 23, 2009 denying infringement. The Company tendered the matter to its golf spike vendor, Softspikes LLC, which has accepted the defense while reserving its rights pursuant to an indemnity agreement between the parties.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of June 30, 2009, the Company has entered into many of these contractual agreements with terms ranging from one to five years. The minimum obligation that the Company is required to pay under these agreements is $111,964,000 over the next five years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of June 30, 2009 are as follows (in thousands):

2009	$47,509
2010	22,389
2011	15,801
2012	11,536
2013	14,729
Thereafter	—

$111,964

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to GEI. In addition, in connection with the uPlay acquisition (see Note 5), the Company could be required to pay an additional purchase price, not to exceed $10,000,000, based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2009 was not material to the Company’s financial position, results of operations or cash flows.

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

13. Share-Based Employee Compensation

As of June 30, 2009, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). From time to time, the Company grants Stock Options, Restricted Stock Awards, Restricted Stock Units, Performance Share Units and other awards under these two plans.

The table below summarizes the non-cash amounts recognized in the financial statements for the three and six months ended June 30, 2009 and 2008 for share-based compensation related to employees (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales	$38	$164	$143	$334
Operating expenses	2,013	1,960	4,157	3,732

Total cost of employee share-based compensation included in income, before income tax	2,051	2,124	4,300	4,066
Amount of income tax recognized in earnings	(542)	(607)	(1,307)	(1,118)

Amount charged against net income	$1,509	$1,517	$2,993	$2,948

Impact on net income per common share:
Basic	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

In addition, as a result of the mark-to-market adjustment for Restricted Stock awards granted to certain non-employees, the Company reversed $329,000 and $616,000, of compensation expense during the three and six months ended June 30, 2009, respectively, and $632,000 and $1,106,000, during the three and six months ended June 30, 2008, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

The Company granted 2,878,000 and 867,000 shares underlying Stock Options during the six months ended June 30, 2009 and 2008, respectively, at a weighted average grant-date fair value of $2.37 and $3.98 per share. The number of shares underlying Stock Options granted during the three months ended June 30, 2009 and 2008 was nominal.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of Stock Options granted during the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	2.1%	1.8%	1.9%	1.9%
Expected volatility	44.7%	36.1%	42.7%	35.4%
Risk free interest rate	2.0%	2.9%	1.4%	2.6%
Expected life	4.6 years	4.1 years	4.1 years	4.1 years

Restricted Stock and Restricted Stock Units Awards

The Company granted 508,000 and 253,000 shares underlying Restricted Stock Units during the six months ended June 30, 2009 and 2008, respectively, at a weighted average grant-date fair value of $7.72 and $14.72, respectively. The number of shares underlying Restricted Stock Units granted during the three months ended June 30, 2009 and 2008 was nominal. At June 30, 2009, the Company had $6,561,000 of total unrecognized compensation expense related to non-vested shares granted to both employees and non-employees under the Company’s share-based payment plans related to Restricted Stock and Restricted Stock Units. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its Statement of Operations due to the application of forfeiture rates as well as the impact of mark-to-market revaluations on Restricted Stock awards granted to non-employees.

14. Fair Value of Financial Instruments

The Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) as of January 1, 2008. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the valuation of the Company’s derivative instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Derivative instruments—asset position	493	493	—	—
Derivative instruments—liability position	4,262	4,262	2,007	2,007

The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data. All derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations.

15. Derivatives and Hedging

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

During the six months ended June 30, 2009 and 2008, the Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under SFAS No. 133. However, during the six months ended June 30, 2009 and 2008, the Company entered into non-designated foreign exchange contracts to hedge outstanding balance sheet exposures. The notional amount of these contracts at June 30, 2009 and 2008

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

was approximately $133,498,000 and $135,940,000, respectively, which generally expire within twelve months or less. The Company estimates the fair values of derivatives based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at June 30, 2009 and December 31, 2008 (in thousands):

	Asset Derivatives
	June 30, 2009		December 31, 2008
Derivatives not designated as hedging instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$493	Other current assets	$—

	Liability Derivatives
	June 30, 2009		December 31, 2008
Derivatives not designated as hedging instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$4,262	Accounts payable and accrued expenses	$2,007

The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same year as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus generally offset these gains and losses. The following table summarizes the location of gains and losses on the consolidated condensed statements of operations that were recognized during the three and six months ended June 30, 2009 and 2008, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments under SFAS No. 133	Location of gain (loss) recognized in income on derivative instruments	2009	2008	2009	2008
Foreign currency exchange contracts	Other income (expense)	$(7,783)	$3,306	$(4,380)	$(1,242)

The net realized and unrealized contractual net losses recognized for the three and six months ended June 30, 2009 were used by the Company to offset actual foreign currency transactional net gains of $8,393,000 and $2,293,000, respectively. During the three and six months ended June 30, 2008, the Company recorded net losses of $4,993,000 and net gains of $1,081,000, respectively, due to the net realized and unrealized gains and losses on contracts used to manage balance sheet exposures that do not qualify for hedge accounting.

16. Segment Information

The Company has two operating segments that are organized on the basis of products, which are segregated between golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters, other golf-related accessories, including uPro GPS on-course measurement devices, royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls. There are no significant intersegment transactions.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales
Golf clubs	$243,974	$291,794	$468,490	$599,813
Golf balls	58,245	74,235	105,593	132,668

	$302,219	$366,029	$574,083	$732,481

Income (loss) before provision for income taxes
Golf clubs	$25,367	$67,167	$53,648	$143,366
Golf balls	(965)	8,257	(2,663)	12,702
Reconciling items(1)	(13,631)	(17,734)	(29,154)	(32,722)

	$10,771	$57,690	$21,831	$123,346

Additions to long-lived assets
Golf clubs	$11,607	$11,235	$18,277	$19,481
Golf balls	159	1,707	1,700	4,732

	$11,766	$12,942	$19,977	$24,213

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors” on page 2 of this report.

Results of Operations

Overview of Business and Seasonality

The Company designs, manufactures and sells high quality golf clubs and golf balls and also sells golf and lifestyle apparel, golf footwear, golf bags, gloves, eyewear and other golf-related accessories, including uPro GPS on-course measurement devices. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s golf products are designed for golfers of all skill levels, both amateur and professional.

The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls. As discussed in Note 16 “Segment Information” to the Notes to Consolidated Condensed Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.

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

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. For reporting purposes, transactions conducted in foreign currencies must be translated into U.S. dollars based upon applicable foreign currency exchange rates. Fluctuations in foreign currency rates therefore can have a significant effect on the Company’s reported financial results. In general, the Company’s financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s hedging activities can mitigate but do not eliminate the effects of the foreign currency fluctuations. As a result of the recent strengthening of the U.S. dollar, the translation of foreign currency exchange rates had a negative impact on the Company’s financial results during the first six months in 2009. If the dollar continues to strengthen as compared to the currencies in which the Company conducts business, the Company’s future reported financial results would continue to be adversely affected.

Executive Summary

Market conditions remained soft in the second quarter of 2009, resulting in a significant industry-wide decline in golf equipment purchases as compared to the second quarter of 2008. These conditions, along with unfavorable foreign currency exchange rates and a continued reduction in retail inventory levels, adversely affected the Company’s second quarter net sales, which decreased 17% as compared to the second quarter of 2008. Despite these challenging macroeconomic conditions, the Company was able to gain market share in almost all product categories.

As a result of these market conditions, the aggressive pricing and promotional environment experienced in the U.S. and in some international markets during the first quarter of 2009 continued into the second quarter. In response to these conditions and a continued shift in consumer spending toward lower price point products, the Company implemented certain promotional sales programs and reduced prices on some of its products earlier in the season than in 2008. These actions, together with the decrease in sales volume, resulted in a decrease in the Company’s gross profit as a percentage of net sales from 46.7% in the second quarter of 2008 to 36.3% in the second quarter of 2009. This decrease was partially offset by the continued benefits from the Company’s gross margin initiatives.

In order to offset the decline in sales and gross margins, the Company continued to tightly manage its operating expenses. Despite an increase in operating expenses related to the Company’s uPro acquisition, severance costs related to the previously announced reduction in force, and international expansion, the Company was still able to reduce its overall operating expenses by approximately 10% as compared to the second quarter of 2008. This decrease in operating expenses, however, only partially offset the effect of the macroeconomic conditions on the Company’s sales and gross margins, and the Company’s earnings for the second quarter of 2009 decreased to approximately $0.10 per share as compared to $0.58 per share in the second quarter of 2008.

In response to the weak global economic conditions, the Company has taken and will continue to take action to maximize its liquidity and to position the Company to take advantage of opportunities as the economy and golf industry recover. During the second quarter of 2009, the Company sold 1.4 million shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock and realized gross proceeds of $140 million. The Company used the proceeds to pay down its line of credit, which allowed the Company to remain in compliance with the financial covenants under the line of credit. The additional capital will also provide the Company with operational and financial flexibility to manage its business. Furthermore, while the economy is recovering, the Company intends to aggressively manage its variable costs, continue its gross margin initiatives, and take advantage of the strength of its 2009 product line to increase market share.

Three-Month Periods Ended June 30, 2009 and 2008

As a result of the weak global economy and its continued adverse effects on the golf industry in general, in addition to unfavorable foreign currency exchange rates, net sales decreased $63.8 million (17%) to $302.2 million for the three months ended June 30, 2009 compared to $366.0 million for the comparable period in the prior year. This decrease reflects a $47.8 million decline in net sales of the Company’s golf clubs segment and a $16.0 million decline in net sales of the Company’s golf balls segment as indicated below (dollars in millions):

	Three Months Ended June 30,		Growth (Decline)
	2009	2008	Dollars	Percent
Net sales
Golf clubs	$244.0	$291.8	$(47.8)	(16)%
Golf balls	58.2	74.2	(16.0)	(22)%

	$302.2	$366.0	$(63.8)	(17)%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2009	2008	Dollars	Percent
Net sales:
United States	$163.7	$176.1	$(12.4)	(7)%
Europe	42.5	71.8	(29.3)	(41)%
Japan	37.1	46.5	(9.4)	(20)%
Rest of Asia	21.3	22.1	(0.8)	(4)%
Other foreign countries	37.6	49.5	(11.9)	(24)%

	$302.2	$366.0	$(63.8)	(17)%

Net sales in the United States decreased $12.4 million to $163.7 million during the second quarter of 2009 compared to the same period in the prior year. The Company’s sales in regions outside of the United States decreased $51.4 million (27%) to $138.5 million during the second quarter of 2009 compared to the same quarter in 2008. The decrease in net sales in the United States and internationally is primarily attributable to the unfavorable economic conditions, including a $19.1 million decline in net sales as a result of unfavorable changes in foreign currency rates, primarily in Europe.

For the second quarter of 2009, gross profit decreased $61.3 million to $109.8 million from $171.1 million in the second quarter of 2008. Gross profit as a percentage of net sales (“gross margin”) decreased to 36% in the second quarter of 2009 compared to 47% in the second quarter of 2008. This decline in gross margin is primarily attributable to the unfavorable economic conditions and the resulting reduction in sales volume as well as the impact of unfavorable changes in foreign currency rates. In addition, gross margin was negatively affected by sales promotions, price reductions, and a shift in product mix to lower priced, lower margin golf products during the second quarter of 2009 compared to the second quarter of 2008. This decline in gross margin was partially offset by cost reductions on golf club component costs combined with more cost efficient golf club designs, as well as an overall improvement in manufacturing efficiencies as a result of the Company’s gross margin improvement initiatives. See “Segment Profitability” below for further discussion of gross margins. Gross profit for the second quarter of 2009 was negatively affected by charges of $1.8 million related to the Company’s gross margin improvement initiatives compared to $4.7 million for the comparable period in 2008, as well as $1.1 million in charges recognized in connection with the work force reductions announced in April 2009.

Selling expenses decreased $8.1 million (10%) to $72.4 million in the second quarter of 2009 compared to $80.5 million in the comparable period of 2008. As a percentage of net sales, selling expenses increased to 24% in the second quarter of 2009 compared to 22% in the second quarter of 2008. The dollar decrease in selling expenses was primarily due to cost reductions taken by the Company during the second quarter of 2009, which included decreases of $4.0 million in advertising and promotional activities, $1.1 million in employee costs and $1.2 million in travel and entertainment. In addition, employee incentive compensation expense decreased by $1.4 million.

General and administrative expenses decreased $3.4 million (15%) to $19.4 million in the second quarter of 2009 compared to $22.8 million in the comparable period of 2008. As a percentage of net sales, general and administrative expenses remained consistent at 6% in the second quarter of 2009 and 2008. The dollar decrease was primarily due to a decrease of $1.1 million in employee incentive compensation expense and $0.9 million in bad debt expense in addition to cost reductions taken by the Company during the second quarter of 2009, including a $0.9 million in employee costs.

Research and development expenses increased $0.3 million (4%) to $7.8 million in the second quarter of 2009 compared to $7.5 million in the comparable period of 2008. As a percentage of sales, research and development expenses increased to 3% in the second quarter of 2009 compared to 2% in the second quarter of 2008. The dollar increase was primarily due to increases in salaries and wages as a result of the Company’s entrance into the golf electronics market through the acquisition of uPlay, LLC, which was completed in December 2008.

Other income (expense) improved by $3.1 million in the second quarter of 2009 to other income of $0.5 million compared to other expense of $2.6 million in the comparable period of 2008. This improvement is primarily attributable to an increase of $2.3 million as a result of net foreign currency gains reported for the second quarter of 2009 compared to net foreign currency losses reported in the second quarter of 2008. In addition, interest expense decreased by $0.4 million as a result of a decline in interest rates during the second quarter of 2009 compared to the same period in the prior year.

Net income for the second quarter of 2009 decreased to $6.9 million from net income of $37.1 million in the comparable period of 2008. Diluted earnings per share declined to $0.10 per share in the second quarter of 2009 compared to $0.58 per share in the second quarter of 2008. Net income and earnings per share for the three months ended June 30, 2009 and 2008 were negatively affected by after-tax charges of $1.1 million ($0.02 per share) and $3.0 million ($0.05 per share), respectively, as a result of costs incurred in connection with the Company’s gross margin initiatives. In addition, net income and earnings per share were negatively affected by after-tax charges of $1.7 million ($0.03 per share) incurred during the second quarter of 2009 as a result of the workforce reductions announced in April 2009.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended June 30, 2009 and 2008

The decrease in net sales during the second quarter of 2009 was primarily due to the weak global economy as discussed above and its adverse effects on consumer confidence and retailer demand, which negatively affected sales volumes and average selling prices as further discussed below. This decline in net sales was further exacerbated by an unfavorable shift in foreign currency rates due to the continued overall strengthening of the U.S. dollar against the foreign currencies in which the Company conducts its business.

Golf Clubs Segment

Net sales information by product category is summarized as follows (in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2009	2008	Dollars	Percent
Net sales:
Woods	$76.0	$86.0	$(10.0)	(12)%
Irons	72.2	100.0	(27.8)	(28)%
Putters	26.4	33.0	(6.6)	(20)%
Accessories and other	69.4	72.8	(3.4)	(5)%

	$244.0	$291.8	$(47.8)	(16)%

The $10.0 million (12%) decrease in net sales of woods to $76.0 million for the quarter ended June 30, 2009 was primarily attributable to a decrease in average selling prices partially offset by an increase in sales volume. The decease in average selling prices and the increase in sales volume was primarily due to a sales promotion where consumers could purchase selected fairway woods or hybrid club products for $1 dollar with the purchase of certain new 2009 driver products. In addition, average selling prices were negatively affected by sales of the current year FT-9 and FT-iQ drivers, which were offered at lower prices than their predecessors, the FT-5 and FT-i drivers, respectively, during the comparable period in the prior year.

The $27.8 million (28%) decrease in net sales of irons to $72.2 million for the quarter ended June 30, 2009 was primarily attributable to a decrease in both sales volume and average selling prices. The decrease in sales volume was affected by fewer irons products offered during the second quarter of 2009 compared to the same period in 2008. The decrease in average selling prices was primarily due to price reductions taken on the Company’s older irons products, primarily Big Bertha irons, which were in the second year of their product lifecycles. Average selling prices were also negatively affected by an unfavorable shift in product mix from sales of the more premium Fusion irons during the second quarter of 2008 to sales of lower priced X-series irons during the second quarter of 2009.

The $6.6 million (20%) decrease in net sales of putters to $26.4 million for the quarter ended June 30, 2009 was primarily attributable to a reduction in both sales volume and average selling prices. The decrease in sales volume was affected by fewer putter models launched during 2009 compared to 2008. The decrease in average selling prices was primarily attributable to an unfavorable shift in product mix from sales of the higher priced Black Series putters during the second quarter of 2008 to sales of the lower priced Crimson putters during the second quarter of 2009.

The $3.4 million (5%) decrease in net sales of accessories and other products to $69.4 million was primarily attributable to a decline in sales of Callaway Golf apparel, golf bags and golf gloves, partially offset by sales of the Company’s new uPro GPS on-course measurement device introduced in 2009 as well as an increase in sales of the Callaway Golf collection line of accessories.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2009	2008	Dollars	Percent
Net sales:
Golf balls	$58.2	$74.2	$(16.0)	(22)%

The $16.0 million (22%) decrease in net sales of golf balls to $58.2 million for the quarter ended June 30, 2009 consisted of decreases of $12.3 million in Callaway Golf ball sales and $3.6 million in Top-Flite golf ball sales. These decreases were primarily due to a decrease in sales volume and average selling prices for both Callaway Golf and Top-Flite golf balls. The decrease in average selling prices resulted from a shift in mix as a result of the launch of moderately priced golf balls in 2009 compared to more premium golf balls in 2008 for both the Callaway Golf and Top-Flite golf ball brands.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,				Growth (Decline)
	2009		2008		Dollars	Percent
Income (loss) before provision for income taxes
Golf clubs	$25.4		$67.2		$(41.8)	(62)%
Golf balls	(1.0)		8.3		(9.3)	(112)%

	$24.4	(1)	$75.5	(1)	$(51.1)	(68)%

(1)

Amounts shown are before the deduction of corporate general and administration expenses and other income (expenses) of $13.6 million and $17.8 million for the three months ended June 30, 2009 and 2008,

respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 16 to the Consolidated Condensed Financial Statements—“Segment Information” in this Form 10-Q.

Pre-tax income in the Company’s golf clubs operating segment decreased to $25.4 million for the quarter ended June 30, 2009 from $67.2 million for the comparable period in the prior year. The decrease in the golf clubs operating segment pre-tax income was primarily attributable to a decline in net sales as discussed above combined with a decline in gross margin. The decline in gross margin is primarily due to (i) sales promotions initiated during the second quarter of 2009, (ii) price reductions taken in 2009 on second year drivers, irons and fairway woods products, (iii) an unfavorable shift in product mix particularly within the irons and woods categories, and (iv) the impact of unfavorable changes in foreign currency rates during the second quarter of 2009 compared to the same period in the prior year. These decreases in gross margin were partially offset by cost savings provided by the Company’s gross margin improvement initiatives, including cost reductions on club components as a result of improved product designs, a favorable shift in golf club production to more cost efficient regions outside the U.S and an increase in labor efficiencies.

Pre-tax income in the Company’s golf balls operating segment decreased to a pre-tax loss of $1.0 million for the quarter ended June 30, 2009 from pre-tax income of $8.3 million for the comparable period in the prior year. The decrease in the golf balls operating segment pre-tax income is primarily due to a decline in net sales as discussed above as well as a decline in gross margin. The decline in gross margin was primarily due to various sales programs initiated during the second quarter of 2009 that offered extra golf ball products for the price of a regular dozen, partially offset by a favorable shift in golf ball production to more cost efficient regions outside the U.S.

Operating expenses related to both the golf club and golf ball segments decreased during the second quarter of 2009 compared to the same period in 2008 as a result of cost reductions taken by the Company, primarily related to advertising and promotional activities, employee costs, and travel and entertainment expenses as well as a decrease in employee incentive compensation expense.

The Company has continued to actively implement the gross margin improvement initiatives, which were announced during the fourth quarter of 2006. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed pre-tax charges of $1.4 million and $0.4 million, respectively, during the second quarter of 2009 and $1.4 million and $3.4 million, respectively, during the comparable period in 2008. In addition, in connection with the workforce reductions announced in April 2009, the Company recorded pre-tax charges of $2.8 million, of which $2.2 million and $0.6 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively, during the three months ended June 30, 2009.

Six-Month Periods Ended June 30, 2009 and 2008

As a result of the weak global economy and its continued adverse effects on the golf industry in general, in addition to unfavorable foreign currency exchange rates, net sales decreased $158.4 million (22%) to $574.1 million for the six months ended June 30, 2009 compared to a record $732.5 million for the comparable period in the prior year. This decrease reflects a $131.3 million decline in net sales of the Company’s golf clubs segment and a $27.1 million decline in net sales of the Company’s golf balls segment as indicated below (dollars in millions):

	Six Months Ended June 30,		Growth (Decline)
	2009	2008	Dollars	Percent
Net sales
Golf clubs	$468.5	$599.8	$(131.3)	(22)%
Golf balls	105.6	132.7	(27.1)	(20)%

	$574.1	$732.5	$(158.4)	(22)%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2009	2008	Dollars	Percent
Net sales:
United States	$305.0	$360.5	$(55.5)	(15)%
Europe	85.5	137.9	(52.4)	(38)%
Japan	84.4	99.9	(15.5)	(16)%
Rest of Asia	37.9	48.5	(10.6)	(22)%
Other foreign countries	61.3	85.7	(24.4)	(28)%

	$574.1	$732.5	$(158.4)	(22)%

Net sales in the United States decreased $55.5 million (15%) to $305.0 million during the six months ended June 30, 2009 compared to the same period in the prior year. The Company’s sales in regions outside of the United States decreased $102.9 million (28%) to $269.1 million during the first half of 2009 compared to the same period in 2008. This decrease in net sales in the United States and internationally is primarily attributable to the adverse effects of the weak global economy, including a $41.6 million decline in net sales as a result of unfavorable changes in foreign currency rates, primarily in Europe.

For the six months ended June 30, 2009, gross profit decreased $120.6 million to $226.0 million from $346.6 million in the comparable period of 2008. Gross margin decreased to 39% in the first half of 2009 compared to 47% in the first half of 2008. This decline in gross margin is primarily attributable to the unfavorable economic conditions and the resulting reduction in sales volume as well as the impact of unfavorable changes in foreign currency rates. In addition, gross margin during the first half of 2009 was affected by various golf club and golf ball sales promotions, price reductions taken on older golf clubs products combined with a shift in product mix to lower margin products within the golf club operating segment during the first half of 2009 compared to the first half of 2008. This decline in gross margin was partially offset by cost reductions on golf club component costs as well as an overall improvement in manufacturing efficiencies as a result of the Company’s gross margin improvement initiatives. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses decreased $13.6 million (8%) to $147.0 million in the six months ended June 30, 2009 compared to $160.6 million in the comparable period of 2008. As a percentage of net sales, selling expenses increased to 26% during the six months ended June 30, 2009 compared to 22% during the six months ended June 30, 2008. The dollar decrease in selling expenses was primarily due to cost reductions taken by the Company during the first half of 2009, which included decreases of $4.9 million in advertising and promotional activities, $2.4 million in travel and entertainment and $2.0 million in employee costs. In addition, employee incentive compensation expense decreased by $3.5 million and sales commissions decreased by $1.5 million as a result of the decline in net sales during the first six months of 2009 compared to the same period in the prior year.

General and administrative expenses decreased $6.0 million (13%) to $39.3 million in the six months ended June 30, 2009 compared to $45.3 million in the comparable period of 2008. As a percentage of net sales, general and administrative expenses increased to 7% in the first half of 2009 compared to 6% in the first half of 2008. The dollar decrease was primarily due to a decrease of $3.0 million in employee incentive compensation expense as well as cost reductions taken by the Company during the first half of 2009, including $1.6 million in employee costs.

Research and development expenses increased $0.4 million (3%) to $15.9 million in the six months ended June 30, 2009 compared to $15.5 million in the comparable period of 2008. As a percentage of sales, research and development expenses increased to 3% in the first half of 2009 compared to 2% in the first half of 2008. The dollar increase was primarily due to research and development expenditures related to the Company’s entrance into the golf electronics market through the acquisition of uPlay, LLC, which was completed in December 2008.

Other expense remained relatively consistent at $1.9 million in the six months ended June 30, 2009 and 2008, which resulted from a decrease of $1.2 million in interest expense due to a decline in interest rates during the first half of 2009 compared to the same period in the prior year. This improvement was offset by $2.1 million recognized in net foreign currency losses in the first half of 2009 compared to losses of $0.2 million recognized in the comparable period of 2008.

Net income for the six months ended June 30, 2009 decreased to $13.7 million from net income of $76.8 million in the comparable period of 2008. Diluted earnings per share declined to $0.21 per share in the first half of 2009 compared to $1.19 per share in the first half of 2008. Net income and earnings per share for the six months ended June 30, 2009 and 2008 were negatively affected by after-tax charges of $2.1 million ($0.03 per share) and $3.6 million ($0.06 per share), respectively, as a result of costs incurred in connection with the Company’s gross margin initiatives. In addition, net income and earnings per share were negatively affected by after-tax charges of $1.7 million ($0.03 per share) incurred during the first half of 2009 as a result of the workforce reductions announced in April 2009.

Golf Clubs and Golf Balls Segments Results for the Six Months Ended June 30, 2009 and 2008

The overall decrease in net sales during the six months ended June 30, 2009 was primarily due to the weak global economy as discussed above and its continued adverse effects on consumer confidence and retailer demand, which negatively affected sales volumes and average selling prices as further discussed below. This decline in net sales was further exacerbated by an unfavorable shift in foreign currency rates as a result of the continued overall strengthening of the U.S. dollar against the foreign currencies in which the Company conducts its business.

Golf Clubs Segment

Net sales information by product category is summarized as follows (in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2009	2008	Dollars	Percent
Net sales:
Woods	$155.8	$202.5	$(46.7)	(23)%
Irons	137.4	196.5	(59.1)	(30)%
Putters	54.1	67.5	(13.4)	(20)%
Accessories and other	121.2	133.3	(12.1)	(9)%

	$468.5	$599.8	$(131.3)	(22)%

The $46.7 million (23%) decrease in net sales of woods to $155.8 million for the six months ended June 30, 2009 was primarily attributable to a decrease in sales volume and a decrease in average selling prices in the first half of 2009 compared to the same period in the prior year. In addition, sales volumes were negatively affected by a reduction in sales of fairway woods and hybrids due to fewer models offered in 2009 compared to 2008. The decrease in average selling prices was also due to price reductions taken on older Fusion Technology drivers, fairway woods and hybrids during the first half of 2009. These decreases were partially offset by an increase in sales volumes within the woods category as a result of sales promotions initiated in 2009.

The $59.1 million (30%) decrease in net sales of irons to $137.4 million for the six months ended June 30, 2009 was primarily attributable to a decrease in both sales volume and average selling prices in the first half of

2009 compared to the same period in the prior year. The decrease in sales volume was also affected by fewer irons products offered during the first half of 2009 compared to the same period in 2008. The decrease in average selling prices was primarily due to price reductions taken on the Company’s older irons products that were in the second year of their product lifecycles, primarily Big Bertha irons combined with an unfavorable shift in product mix from sales of the more premium Fusion irons during the first half of 2008 to sales of lower priced X-series irons during the first half of 2009.

The $13.4 million (20%) decrease in net sales of putters to $54.1 million for the six months ended June 30, 2009 was primarily attributable to a reduction in both sales volume and average selling prices in the first half of 2009 compared to the same period in the prior year. The decrease in sales volume was also affected by fewer putter models launched during the first half of 2009 compared to the first half of 2008. The decrease in average selling prices was primarily attributable an unfavorable shift in product mix from sales of the more premium Black Series putters during the first half of 2008 to sales of the lower priced Crimson putters during the first half of 2009.

The $12.1 million (9%) decrease in net sales of accessories and other products to $121.2 million was primarily attributable to a decline in sales golf apparel, golf bags, Callaway Golf packaged junior golf club sets and Top-Flite packaged recreational sets, which were both launched during the first half of 2008. These decreases were partially offset by sales of the Company’s new uPro GPS on-course measurement device introduced in 2009.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2009	2008	Dollars	Percent
Net sales:
Golf balls	$105.6	$132.7	$(27.1)	(20)%

The $27.1 million (20%) decrease in net sales of golf balls to $105.6 million for the six months ended June 30, 2009 was primarily due to decreases of $18.8 million in Callaway Golf ball sales and $8.2 million in Top-Flite golf balls sales. These decreases were primarily due to decrease in sales volume and average selling prices for both Callaway Golf and Top-Flite golf balls. The decrease in average selling prices was also negatively affected by a shift in mix as a result of the launch of moderately priced golf balls in 2009 compared to more premium golf balls in 2008 for both the Callaway Golf and Top-Flite brands. The decrease in sales volumes was also affected by fewer golf ball models launched during 2009 compared to 2008 for both the Callaway Golf and Top-Flite brands.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,				Growth (Decline)
	2009		2008		Dollars	Percent
Income (loss) before provision for income taxes
Golf clubs	$53.6		$143.4		$(89.8)	(63)%
Golf balls	(2.7)		12.7		(15.4)	(121)%

	$50.9	(1)	$156.1	(1)	$(105.2)	(67)%

(1)	Amounts shown are before the deduction of corporate general and administration expenses and other income (expenses) of $29.1 million and $32.7 million for the six months ended June 30, 2009 and

2008, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 16 to the Consolidated Condensed Financial Statements—“Segment Information” in this Form 10-Q.

Pre-tax income in the Company’s golf clubs operating segment decreased to $53.6 million for the six months ended June 30, 2009 from $143.4 million for the comparable period in the prior year. The decrease in the golf clubs operating segment pre-tax income was primarily attributable to a decline in net sales as discussed above combined with a decline in gross margin. The decline in gross margin is primarily due to (i) price reductions taken during the first half of 2009, specifically on second year woods and irons products, (ii) sales promotions initiated during the second quarter of 2009, (iii) an unfavorable shift in product mix particularly within the irons and woods categories, and (iv) unfavorable changes in foreign currency rates during the first half of 2009 compared to the same period in the prior year. These decreases in gross margin were partially offset by cost savings provided by the Company’s gross margin improvement initiatives, including cost reductions on club components as a result of improved product designs, a favorable shift in golf club production to more cost efficient regions outside the U.S., and an increase in labor efficiencies.

Pre-tax income in the Company’s golf balls operating segment decreased to a pre-tax loss of $2.7 million for the six months ended June 30, 2009 from pre-tax income of $12.7 million for the comparable period in the prior year. The decrease in the golf balls operating segment pre-tax income is primarily due to a decline in net sales as discussed above as well as a decline in gross margin. The decline in gross margin was primarily due to various sales programs initiated during the second quarter of 2009 combined with an increase in golf ball raw material costs period over period, partially offset by a favorable shift in golf ball production to more cost efficient regions outside the U.S.

Operating expenses related to both the golf club and golf ball segments decreased during the first half of 2009 compared to the same period in 2008 as a result of cost reductions taken by the Company, primarily related to advertising and promotional activities, employee costs, and travel and entertainment expenses as well as a decrease in employee incentive compensation expense.

The Company has continued to actively implement the gross margin improvement initiatives, which were announced during the fourth quarter of 2006. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed charges of $2.6 million and $0.8 million, respectively, during the first half of 2009 and $2.2 million and $3.7 million, respectively, during the comparable periods in 2008. In addition, in connection with the workforce reductions announced in April 2009, the Company recorded pre-tax charges of $2.8 million, of which $2.2 million and $0.6 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively, during the six months ended June 30, 2009.

Financial Condition

The Company’s cash and cash equivalents increased $12.2 million (32%) to $50.5 million at June 30, 2009, from $38.3 million at December 31, 2008. This increase is mostly due to cash received from the Preferred Stock offering completed in June 2009 (see Note 2 to the Consolidated Condensed Financial Statements—“Preferred Stock Offering” in this Form 10-Q) combined with the general seasonality of the Company’s business. Generally, during the first quarter, the Company will rely more heavily on its credit facilities to fund operations as cash inflows from operations begin to increase during the second quarter as a result of cash collections from customers. During the six months ended June 30, 2009, the Company used its cash and cash equivalents as well as proceeds from the Preferred Stock offering of $140.0 million to pay the total amount outstanding under its line of credit and to fund cash used in operating activities of $9.1 million and $19.4 million in capital expenditures. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facilities, as deemed necessary (see further information on the Company’s credit line below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of June 30, 2009, the Company’s net accounts receivable increased $143.1 million to $263.2 million from $120.1 million as of December 31, 2008. The increase in accounts receivable is primarily attributable to net sales of $302.2 million during the second quarter of 2009 compared to net sales of $171.3 million during the fourth quarter of 2008. The Company’s net accounts receivable decreased $23.8 million as of June 30, 2009 compared to the Company’s net accounts receivable as of June 30, 2008. This decrease was primarily attributable to a $63.8 million decrease in net sales during the second quarter of 2009 compared to the same period in the prior year.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s net inventory decreased $29.3 million to $227.9 million as of June 30, 2009 compared to $257.2 million as of December 31, 2008. This decrease is consistent with the seasonality of the Company’s business, as the Company generally completes its initial sell-in to its retailers during the first half of the year. The Company’s net inventory decreased $7.9 million as of June 30, 2009 compared to the Company’s net inventory as of June 30, 2008. Net inventories as a percentage of trailing twelve months net sales increased to 23.8% as of June 30, 2009 from 20.6% as of June 30, 2008. The Company believes this increase is reasonable given the decline in net sales as a result of the unfavorable economic conditions and the negative impact of foreign currency exchange rates on net sales as discussed in the results of operations above, combined with the impact of apparel inventory associated with the transition to the Company’s partnership with Perry Ellis in 2009.

Liquidity and Capital Resources

Sources of Liquidity

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

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability can be effectively limited by the financial covenants contained therein. The financial covenants are tested as of the end of a fiscal quarter (i.e. on March 31, June 30, September 30, and December 31, each year). So long as the Company is in compliance with the financial covenants on each of those four days, the Company has access to the full $250.0 million (subject to compliance with the other terms of the Line of Credit).

The financial covenants include a consolidated leverage ratio covenant and an interest coverage ratio covenant, both of which are based in part upon the Company’s trailing four quarters’ earnings before interest, income taxes, depreciation and amortization, as well as other non-cash expense and income items as defined in the agreement governing the Line of Credit (“adjusted EBITDA”). The consolidated leverage ratio provides that as of the end of the quarter the Company’s Consolidated Funded Indebtedness (as defined in the Line of Credit) may not exceed 2.75 times the Company’s adjusted EBITDA for the previous four quarters then ended. The interest coverage ratio covenant provides that the Company’s adjusted EBITDA for the previous four quarters then ended must be at least 3.50 times the Company’s Consolidated Interest Charges (as defined in the Line of Credit) for such period. Many factors, including unfavorable economic conditions and unfavorable foreign currency exchange rates, can have a significant adverse effect upon the Company’s adjusted EBITDA and therefore compliance with these financial covenants. If the Company were not in compliance with the financial covenants under the Line of Credit, it would not be able to borrow funds under the Line of Credit and its liquidity would be significantly affected.

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended June 30, 2009, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on June 30, 2009, was $77.0 million. Because the Company used the proceeds from its 2009 Preferred Stock offering (see below, and Note 2 “Preferred Stock Offering” to the consolidated condensed financial statements included in this Form 10-Q) to repay the balance outstanding under the Line of Credit, the Company remained in compliance with the consolidated leverage ratio covenant. The Company also remained in compliance with the interest coverage ratio covenant as of June 30, 2009. Because the Company remained in compliance within these financial covenants, as of July 1, 2009, the Company had full access to the $250.0 million under the Line of Credit.

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of June 30, 2009, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

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

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2.2 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $0.7 million as of June 30, 2009, of which $0.3 million was included in other current assets and $0.4 million in other long-term assets in the accompanying consolidated balance sheet.

On June 15, 2009, the Company sold 1.4 million shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 pare value (the “Preferred Stock”). The Company received gross proceeds of $140.0 million and incurred costs of $5.9 million. The terms of the Preferred Stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. Subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law, dividends on the Preferred Stock will be payable quarterly in arrears, beginning on September 15, 2009.

The Preferred Stock is convertible at any time at the holder’s option into Common Stock of the Company at an initial conversion rate of 14.1844 shares of Callaway’s Common Stock per share of Preferred Stock, which is equivalent to an initial conversion price of approximately $7.05 per share.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of June 30, 2009 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Line of Credit	$—	$—	$—	$—	$—
Operating leases(1)	25.9	9.7	7.9	3.4	4.9
Unconditional purchase obligations(2)	112.0	47.5	38.2	26.3	—
Deferred compensation(3)	6.4	0.3	0.3	0.3	5.5
Uncertain tax contingencies(4)	16.7	5.1	0.7	6.5	4.4

Total	$161.0	$62.6	$47.1	$36.5	$14.8

(1)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under noncancelable operating leases.
(2)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(3)	The Company has an unfunded, nonqualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets and was $7.3 million at June 30, 2009. The liability for the deferred compensation is included in long-term liabilities and was $6.4 million at June 30, 2009.
(4)	Amount represents total uncertain income tax positions related to the adoption of Financial Accounting Standards Board Interpretation 48, which is comprised of a short-term income tax payable of $5.1 million and a long-term income tax payable of $11.6 million. For further discussion see Note 6 to the Consolidated Condensed Financial Statements—“Income Taxes” in this Form 10-Q.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to Golf Entertainment International Limited (see Note 9 “Investments” to the Consolidated Condensed Financial Statements). In addition, in connection with the uPlay acquisition, the Company could be required to pay an additional purchase price of up to $10.0 million based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011 (see Note 5 “Business Acquisitions” to the Consolidated Condensed Financial Statements). The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended June 30, 2009 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 12 “Commitments and Contingencies” to the Notes to Consolidated Condensed Financial Statements.

Sufficiency of Liquidity

Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its current or future financing facilities, will be sufficient to finance current operating requirements, required capital expenditures, contractual obligations and commercial commitments, for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments (including noncompliance with the financial covenants under its Line of Credit), general economic trends, foreign currency exchange rates, or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see above, “Sources of Liquidity” and “Certain Factors Affecting Callaway Golf Company” contained in Part II, Item 1A in this Form 10-Q).

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

Off-Balance Sheet Arrangements

During the fourth quarter of 2006, the Company made an investment in Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company acquired Preferred Shares of GEI for approximately $10.0 million. The Company accounts for this investment under the cost method in accordance with the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and reflected the investment balance in other long-term assets in the consolidated balance sheet as of June 30, 2009 and December 31, 2008 included in this Form 10-Q. In February 2008, the Company and another GEI shareholder entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8.0 million for a loan that was issued to a subsidiary of GEI. The Company has an agreement with another shareholder of GEI pursuant to which such shareholder would reimburse the Company in certain circumstances for up to $2.5 million for amounts the Company is required to pay under the letter of credit. In January 2009, the Company extended the letter of credit agreement for an additional year through February 2010.

In addition, at June 30, 2009, the Company had total outstanding commitments on non-cancelable operating leases of approximately $25.9 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 9 years expiring at various dates through November 2017, with options to renew at varying terms.

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

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to foreign currency exchange rate risks (see Note 15 “Derivatives and Hedging” to the Notes to Consolidated Condensed Financial Statements) that could impact the Company’s results of operations. The Company’s risk management strategy includes the use of derivative financial instruments, including forwards and purchase options, to hedge certain of these exposures. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company’s hedging activities can reduce, but will not eliminate, the effects of foreign currency fluctuations. The extent to which the Company’s hedging activities mitigate the effects of changes in foreign currency exchange rates varies based upon many factors, including the amount of transactions being hedged. The Company generally only hedges a limited portion of its international transactions. Based upon current rates, management expects that foreign currency rates for financial reporting purposes will have a significant negative impact upon the Company’s consolidated reported financial results in 2009 compared to 2008 (see above, “Results of Operations” contained in Item 2).

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

At June 30, 2009 and 2008, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures (including payments due on intercompany transactions from certain wholly-owned foreign subsidiaries and payments due from customers that are denominated in foreign currencies), were approximately $133.5 million and $135.9 million, respectively. At June 30, 2009 and 2008, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2009 through its derivative financial instruments. The estimated maximum one-day loss from the Company’s foreign currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $14.2 million at June 30, 2009. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $14.2 million at June 30, 2009 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its Line of Credit (see Note 11 to the Company’s Consolidated Condensed Financial Statements in this Form 10-Q). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the estimated potential cash flows impact would be approximately $0.6 million in additional interest expense if interest rates were to increase by 10% over a three month period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2009, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 1, 2009, a three judge panel of the United States Court of Appeals for the Federal Circuit heard oral argument on Acushnet’s appeal from a judgment that its family of Pro V1 golf balls infringed eight valid patent claims in four patents owned by Callaway Golf Company. If the Federal Circuit affirms the judgment, and no further appeals are taken by Acushnet, the case will return to the U.S. District Court for the District of Delaware where the Company will ask for an early trial on damages. The District Court has already entered a permanent injunction barring Acushnet from any further infringement of the eight claims of the patents at issue.

The case began on February 9, 2006, when the Company filed a complaint in the District Court (Case No. C.A. 06-91) asserting patent infringement claims against Acushnet, a wholly owned subsidiary of Fortune Brands, alleging that Acushnet’s Titleist Pro V1 family of golf balls infringed nine claims contained in four golf ball patents. Acushnet later stipulated that the Pro V1 golf balls infringed the nine asserted claims, and the case proceeded to trial on the issue of validity. On December 14, 2007, a jury found that eight of the nine patent claims asserted by the Company against Acushnet were valid, holding one claim invalid. The District Court entered judgment in favor of the Company and against Acushnet on December 20, 2007. On November 10, 2008, the District Court entered an order, effective January 1, 2009, permanently enjoining Acushnet from further infringement of those patent claims, while at the same time denying Acushnet’s motions for a new trial and for judgment as a matter of law. Acushnet filed a notice of appeal of the District Court’s judgment with the Federal Circuit on November 24, 2008 (Appeal No. 2009-1076). Acushnet also sought a stay of the injunction, which was denied by the Federal Circuit on December 23, 2008. While the Company has been successful thus far at the trial court and believes that it will prevail on appeal, there is no assurance that the Company will ultimately prevail or be awarded any damages in this matter.

Acushnet has also filed petitions for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the four patents asserted in the litigation. The Company believes that if the Federal Circuit affirms the District Court before all appeals associated with the reexaminations are completed, the reexamination process will be terminated with respect to the patent claims at issue in the litigation. In the meantime, an examiner at the PTO has issued decisions rejecting the claims of four of the patents. Two of those patents are awaiting further action from the PTO. The other two are subject to appeals pending before the Board of Patent Appeals and Interferences (“BPAI”). The Company expects that this process will take time and that at least some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will eventually be affirmed. If the BPAI does not affirm the claims in the patents subject to reexamination, an appeal may be taken by the Company to the Federal Circuit.

On March 3, 2009, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-131, asserting claims against Acushnet for patent infringement. Specifically, the Company asserts that two golf ball patents acquired from Top Flite are infringed by Acushnet’s sale of interim versions of its Titleist Pro V1 golf balls, introduced after entry of the Court’s permanent injunction, discussed above, as well as by new 2009 versions of those golf balls introduced in the spring of 2009. The Company is seeking damages and an injunction to prevent infringement by Acushnet. Acushnet’s response to the complaint was filed on April 17, 2009, and the case is proceeding to the discovery phase.

Acushnet has filed petitions for reexamination with the PTO challenging the validity of the two patents asserted by the Company in the new litigation filed against Acushnet on March 3, 2009. The PTO has issued office actions with respect to each of the patents to which the Company is responding.

On March 3, 2009, Acushnet filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-130, asserting claims against the Company for patent infringement. Specifically, Acushnet’s complaint asserts that the Company’s sale of the Tour i and Tour ix golf balls infringe nine Acushnet golf ball patents. Acushnet recently informed the Company that it is dropping one of the patents, but expanding its infringement contentions to include a claim that seven other models of the Company’s golf balls using Callaway Golf’s proprietary HX surface geometry infringe some of the Acushnet patents already asserted in the suit. Acushnet is seeking damages and an injunction to prevent alleged infringement by the Company. The Company’s response to the complaint was filed on April 17, 2009, and the case is proceeding to the discovery phase.

On February 27, 2007, the Company and Dailey & Associates (the Company’s former advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07CV0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contend that the Company is required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services,” and to make contributions to the Plans based upon a percentage of that total amount. The Company is seeking a declaration that it, and its advertising agency, are not required to contribute beyond the contributions already made, or alternatively, is obligated to pay nothing and is entitled to restitution for all contributions previously made to the Plans. The Plans filed a counterclaim to compel an audit and to recover unpaid Plan contributions, as well as liquidated damages, interest, and reasonable audit and attorneys’ fees. The Company recently agreed to dismiss its claims against SAG in return for SAG’s agreement to be bound by the result of the Company’s litigation with the Plans. On July 3, 2009, the Court granted Callaway Golf’s motion to dismiss the Plans’ complaint, resulting in dismissal of the action against Callaway Golf, because Callaway Golf was not a signatory to any collective bargaining agreement with SAG. At the same time, however, the Court denied Dailey & Associates’ motion to dismiss, because it was a SAG signatory. The Court set a further pretrial conference on September 14, 2009.

On May 8, 2008, Kenji Inaba filed a suit against Callaway Golf Japan in the Osaka District Court in Japan. Inaba has alleged that certain golf balls sold by Callaway Golf Japan with a hex aerodynamic pattern infringe his Japanese utility design patent No. 3,478,303 and his Japanese design patent No. 1,300,582. Inaba is seeking damages pursuant to a royalty based on sales. The Court has conducted hearings to consider the respective positions of the parties on infringement, non-infringement and invalidity. A decision is expected on the matter sometime during 2010. Callaway Golf Japan has also filed a proceeding with the Japan Patent and

Trademark Office seeking to invalidate the patents in suit. The Japan Patent and Trademark Office has ruled that the asserted claims in the Inaba patents are invalid, a ruling which is expected to lead to the eventual dismissal of the court proceedings on the same or similar grounds.

On July 11, 2008, the Company was sued in the Eastern District of Texas by Nicholas Colucci, dba EZ Line Putters, pursuant to a complaint asserting that the Odyssey White Hot XG No. 7, White Hot XG (Long) No. 7, Black Series i No. 7, and White Hot XG Sabertooth putters infringe U.S. Patent No. 4,962,927 and infringe the alleged trade dress of plaintiff’s EZ Line putters. The Company responded to the complaint on September 5, 2008, denying that it infringes the patent or the trade dress. The Court has set a trial date of March 1, 2010.

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

On June 2, 2009, the Company was sued in the United States District Court for the Eastern District of Pennsylvania, case no. 09-2454, by Greenkeepers, Inc. asserting that Callaway Golf is infringing U.S. Patent number RE40,407, relating to the golf spikes used in the Company’s golf shoes. The Company answered the complaint on June 23, 2009 denying infringement. The Company tendered the matter to its golf spike vendor, Softspikes LLC, which has accepted the defense while reserving its rights pursuant to an indemnity agreement between the parties.

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

These marketplace conditions raise a number of issues that the Company must successfully manage. For example, the Company must properly anticipate consumer preferences and design products that meet those preferences while also complying with significant restrictions imposed by the Rules of Golf (see further discussion of the Rules of Golf below) or its new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, the Company’s R&D and supply chain groups face constant pressures to design, develop, source and supply new products—many of which incorporate new or otherwise untested technology, suppliers or inputs. Third, for new products to generate equivalent or greater revenues than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in the Company’s own inventory.

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

The Company’s obligations and certain financial covenants contained under the existing Line of Credit expose it to risks that could adversely affect its business, operating results and financial condition.

The Company’s credit facility is comprised of a $250,000,000 Line of Credit with a syndicate of eight banks under the terms of the November 5, 2004, Amended and Restated Credit Agreement. The Line of Credit is scheduled to expire on February 15, 2012 and provides for revolving loans of up to $250,000,000, although actual borrowing availability can be effectively limited by the financial covenants contained therein, including a maximum consolidated leverage ratio and a minimum interest coverage ratio. Both the maximum consolidated leverage ratio and minimum interest coverage ratio are based in part upon the Company’s trailing four quarters’ adjusted EBITDA.

If the Company experiences a decline in revenues or adjusted EBITDA, we may have difficulty paying interest and principal amounts due on our Line of Credit or other indebtedness and meeting certain of the financial covenants contained in the Line of Credit. If the Company is unable to make required payments under the Line of Credit, or if we fail to comply with the various covenants and other requirements of the Line of Credit or other indebtedness, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof and increase the interest rate thereon. Any default under our Line of Credit or other indebtedness could have a significant adverse effect on our liquidity, business, operating results and financial condition and our ability to make any dividend or other payments on our capital stock.

Unfavorable economic conditions and foreign currency exchange rates have had a significant adverse effect on the Company’s results of operations and adjusted EBITDA in the first half of 2009; however, the Company remained in compliance with the financial covenants of the Line of Credit as of June 30, 2009. If the Company is not in compliance with certain of the financial covenants under the Line of Credit in future periods, its liquidity would be adversely affected, and it would be in default under the Line of Credit, which would permit the holders of the indebtedness to accelerate the maturity thereof and/or increase the interest rate thereon as well as take other actions that could have a significant adverse effect on the Company’s liquidity, business and operations going forward and on our ability to make any dividend or other payment on our capital stock.

A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect the Company’s sales.

The Company generates substantially all of its revenues from the sale of golf-related products, including golf clubs, golf balls and golf accessories. The demand for golf-related products in general and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. If golf participation or the number of rounds of golf played decreases, sales of the Company’s products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline.

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

The Company’s size has made it a large consumer of certain materials, including steel, titanium alloys, carbon fiber and rubber. The Company does not produce these materials itself, and must rely on its ability to obtain adequate supplies in the world marketplace in competition with other users of such materials. In the future, the Company may not be able to obtain its requirements for such materials at a reasonable price or at all. An interruption in the supply of the materials used by the Company or a significant change in costs could have a material adverse effect on the Company’s business.

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

On a consolidated basis, no one customer that distributes the Company’s golf clubs or golf balls in the United States accounted for more than 5% of the Company’s consolidated revenues in 2008, and 3% in both 2007 and 2006. On a segment basis, the Company’s golf ball customer base is much more concentrated than its golf club customer base. In 2009, it is expected that the top five golf ball customers will account for approximately 20% of the Company’s total golf ball sales in the United States. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

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

Goodwill and intangible assets represent a significant portion of our total assets and any impairment of these assets could negatively impact our results of operations and shareholders’ equity.

The Company’s goodwill and intangible assets consist of goodwill from acquisitions, trade names, trademarks, service marks, trade dress, patents, and other intangible assets. Accounting rules require that the

Company periodically evaluate whether these assets are impaired. An asset is considered to be impaired when its carrying value exceeds its fair value. The fair value of an asset is determined based upon the discounted cash flows expected to be realized from the use and ultimate disposition of the asset.

Accounting rules require that the Company’s goodwill and intangible assets with indefinite lives be evaluated for impairment at least annually. In addition, accounting rules require that the Company’s goodwill and intangible assets, including intangible assets with definite lives, be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators include a sustained decline in the Company’s stock price or market capitalization, adverse changes in economic or market conditions or prospects, and changes in the Company’s operations.

If in conducting an impairment evaluation the Company were to determine that the carrying value of an asset exceeded its fair value, the Company would be required to record a non-cash charge for the difference between the carrying value and the fair value of the asset. If a significant amount of the Company’s goodwill and intangible assets were deemed to be impaired, the Company’s results of operations and shareholders’ equity would be significantly adversely affected.

Changes in equipment standards under applicable Rules of Golf could adversely affect the Company’s business.

The Company generally seeks to have its new golf club and golf ball products satisfy the standards established by the USGA and the R&A in the Rules of Golf because these standards are generally followed by golfers, both professional and amateur, within their respective jurisdictions. The USGA publishes rules that are generally followed in the United States, Canada and Mexico, and the R&A publishes rules that are generally followed in most other countries throughout the world. However, the Rules of Golf as published by the R&A and the USGA are virtually the same, and are intended to be so pursuant to a Joint Statement of Principles issued in 2001.

The Company believes that all of its products conform to both USGA and R&A rules. However, there is no guarantee that the Company’s future products will satisfy USGA and/or R&A standards, nor is there a guarantee that existing USGA and/or R&A standards will not be altered in ways that adversely affect the sales of the Company’s current or future products. If a change in rules were adopted and caused one or more of the Company’s current or future products to be nonconforming, the Company’s sales of such products would be adversely affected.

The USGA and the R&A recently changed the Rules of Golf to gradually eliminate the use of certain groove designs that have been commonly used by the Company and other golf club manufacturers in irons and wedges. While models introduced prior to 2010 will still be deemed to conform to the Rules of Golf until at least 2024 so long as they are made and sold prior to 2011, models introduced in 2010 or thereafter will be required to meet the new groove standards. It will be difficult for the Company to anticipate how consumer demand will be affected by this change. There is no guarantee that the Company will properly anticipate demand for old versus new versions of its clubs during the periods when both are available for purchase, which could result in imbalanced inventories. This challenge will be made more difficult by the challenging macroeconomic environment affecting the golf industry globally during this time. It is also possible that the elimination of the older groove designs can impact ongoing consumer purchasing behavior, including the promptness with which consumers replace their older clubs in hopes of upgrading, and thereby reduce overall demand. If the Company has large inventories of older models in 2010 and the deadline currently set is not extended, then it could be forced to discount those products heavily to guarantee sale prior to the deadline, write-off and destroy those products, or choose to continue to offer those products for sale past the deadline even though they are not in compliance with the Rules of Golf. Any of these scenarios could have a significant negative impact on the Company’s earnings and/or its brand.

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

An increasing number of the Company’s competitors have sought to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs and golf balls. As the Company develops new products, it attempts to avoid infringing the valid patents and other intellectual property rights of others. Before introducing new products, the Company’s legal staff evaluates the patents and other intellectual property rights of others to determine if changes are required to avoid infringing any valid intellectual property rights that could be asserted against the Company’s new product offerings. From time to time, third parties have claimed or may claim in the future that the Company’s products infringe upon their proprietary rights. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no significant interruptions in the Company’s business as a result of any claims of infringement. However, in the future, intellectual property claims could force the Company to alter its existing products or withdraw them from the market or could delay the introduction of new products.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities:

On June 15, 2009, the Company completed an offering of 1,400,000 shares of Preferred Stock for gross proceeds of $140.0 million. The terms of the Preferred Stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum subject to adjustment in certain circumstances. For further information, please see Note 2 “Preferred Stock Offering” to the consolidated condensed financial statements in this Form 10-Q, and the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“Commission”) on June 15, 2009.

Stock Purchases:

In November 2007, the Board of Directors authorized a new repurchase program (the “November 2007 repurchase program”) for the Company to repurchase shares of its Common Stock up to a maximum cost to the Company of $100.0 million, which will remain in effect until completed or otherwise terminated by the Board of Directors.

During the three months ended June 30, 2009, the Company did not repurchase any additional shares of its common stock under the November 2007 repurchase program. The Company remained authorized to repurchase up to an additional $75.9 million of its common stock under this program as of June 30, 2009.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 19, 2009 the Company held its 2009 Annual Meeting of Shareholders. Samuel H. Armacost, Ronald S. Beard, John C. Cushman, III, George Fellows, Yotaro Kobayashi, Richard L. Rosenfield, John F. Lundgren and Anthony S. Thornley were elected to the Board of Directors. In addition, the Company’s shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, as well as approved the Amended and Restated 2004 Incentive Plan.

The voting results for the election of directors were as follows:

Name	Votes For	Votes Withheld
Samuel H. Armacost	55,950,927	4,828,396
Ronald S. Beard	55,716,385	5,062,938
John C. Cushman, III	56,012,790	4,766,533
George Fellows	58,203,730	2,575,593
Yotaro Kobayashi	58,153,382	2,625,941
Richard L. Rosenfield	55,700,104	5,079,219
John F. Lundgren	59,696,398	1,082,925
Anthony S. Thornley	55,557,445	5,221,878

The voting results for the ratification to appoint Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 were as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
56,732,043	3,015,985	1,031,293	2

The voting results for the approval of the Amended and Restated 2004 Incentive Plan were as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
39,859,719	15,069,647	52,706	5,797,251

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

4.2	Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 13, 2009 (file no. 1-10962).

4.3	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 13, 2009 (file no. 1-10962).

4.4	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 13, 2009 (file no. 1-10962).

4.5	Callaway Golf Company Amended and Restated 2004 Incentive Plan (Amendment Effective May 19, 2009), incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A , as filed with the Securities and Exchange Commission on April 3, 2009 (file no. 1-10962).

31.1	Certification of George Fellows pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/S/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Senior Executive Vice President and Chief Financial Officer

Date: August 4, 2009

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