Form 10-Q
period 2009-09-30
CALLAWAY GOLF CO
filed 2009-11-03
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of October 31, 2009 was 64,472,594.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, as well as estimated unrecognized stock compensation expense, projected capital expenditures, future contractual obligations, improvements in market conditions or future global economic conditions, the outlook for 2010 future growth, the ability to manage costs or invest in future initiatives, as well as future changes in foreign currency rates are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in economic conditions, credit markets, or foreign currency exchange rates, consumer acceptance and demand for the Company’s products, the level of promotional activity in the marketplace, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including those affecting the implementation of the Company’s gross margin initiatives, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part II, Item IA, “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Better Game By Design—A Passion For Excellence—Anypoint—Apex—Ben Hogan—BH—Big Bertha—Big Bertha Diablo—Black Series—Black Series i- Callaway—Callaway Collection—Callaway Golf—C Grind-Chev—Chev 18-Chevron Device—Crimson Series—Demonstrably Superior and Pleasingly Different—Diablo Edge-Diablo Forged-Dimple-in-Dimple—Divine Line—Drysport- Dual Force—Eagle-ERC—Explosive Distance. Amazing Soft Feel—Flying Lady—Ft-i—FTi-brid—FTiQ—FTiZ—FT Performance-FT Tour-FT-5—FT-9—Freak—Fusion—Game Series—Gems—Great Big Bertha—Heavenwood—Hogan—HX—HX Bite-HX Hot Plus—HX Hot Bite—HX Pearl—HX Tour—Hyper X-IMIX—Legacy—Legend—Marksman—Never Lay Up—Number One Putter in Golf—Odyssey—OptiFit-ORG.14—Rossie—S2H2—Sabertooth—SRT—SenSert—Solaire-—Squareway—Steelhead—Strata—Stronomic—Sure-Out—Teron—TF design—Tech Series—Top-Flite—Top-Flite D2—Top-Flite XL—Tour Authentic—Tour Deep—Tour i—Tour iX—Trade In! Trade Up!—Tru Bore—Tunite—uPro—VFT—War Bird—Warbird—Warmsport—White Hot—White Hot Tour—White Hot XG—White Ice-White Steel—Windsport—World’s Friendliest—X-20—X-20 Tour—X-22—X-22 Tour— XL5000—XJ Series—XL Extreme—X-Forged—X Hot—X Prototype—X-Series—X-Series Jaws-X-SPANN—Xtra Traction Technology—X-Tour—XTT—Xtra Width Technology—XWT-2Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$104,677	$38,337
Accounts receivable, net	154,998	120,067
Inventories	198,734	257,191
Deferred taxes, net	37,376	27,046
Income taxes receivable	—	15,549
Other current assets	22,197	31,813

Total current assets	517,982	490,003
Property, plant and equipment, net	147,660	142,145
Intangible assets, net	143,835	146,945
Goodwill	30,989	29,744
Other assets	53,563	46,501

Total assets	$894,029	$855,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$110,029	$126,167
Accrued employee compensation and benefits	21,230	25,630
Accrued warranty expense	10,037	11,614
Credit facilities	—	90,000
Other current liabilities	5,091	—

Total current liabilities	146,387	253,411
Long-term liabilities:
Income taxes payable	12,456	14,993
Deferred compensation and other	8,147	6,566
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 1,400,000 shares and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively (Note 2)	14	—
Common stock, $.01 par value, 240,000,000 shares authorized, 66,295,961 shares and 66,276,236 shares issued at September 30, 2009 and December 31, 2008, respectively	663	663
Additional paid-in capital	255,720	102,329
Unearned compensation	—	(279)
Retained earnings	493,198	518,851
Accumulated other comprehensive income (loss)	6,568	(6,376)
Less: Grantor Stock Trust held at market value, 990,606 shares and 1,440,570 shares at September 30, 2009 and December 31, 2008, respectively	(7,539)	(13,383)
Less: Common Stock held in treasury, at cost, 1,820,746 shares and 1,768,695 shares at September 30, 2009 and December 31, 2008, respectively	(24,090)	(23,650)

Total Callaway Golf Company shareholders’ equity	724,534	578,155

Non-controlling interest (Note 9)	2,505	2,213

Total shareholders’ equity	727,039	580,368

Total liabilities and shareholders’ equity	$894,029	$855,338

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	$190,864	$213,451	$764,947	$945,932
Cost of sales	131,287	133,320	479,341	519,187

Gross profit	59,577	80,131	285,606	426,745
Operating expenses:
Selling expense	56,972	65,730	204,016	226,352
General and administrative expense	20,452	20,201	59,797	65,480
Research and development expense	7,727	6,650	23,667	22,112

Total operating expenses	85,151	92,581	287,480	313,944

Income (loss) from operations	(25,574)	(12,450)	(1,874)	112,801
Other income (expense), net	837	(1,669)	(1,032)	(3,574)

Income (loss) before income taxes	(24,737)	(14,119)	(2,906)	109,227
Provision for (benefit from) income taxes	(11,308)	(6,676)	(3,201)	39,897

Net income (loss)	(13,429)	(7,443)	295	69,330
Dividends on convertible preferred stock	2,625	—	3,063	—

Net income (loss) allocable to common shareholders	$(16,054)	$(7,443)	$(2,768)	$69,330

Earnings (loss) per common share:
Basic	$(0.25)	$(0.12)	$(0.04)	$1.10
Diluted	$(0.25)	$(0.12)	$(0.04)	$1.08
Weighted-average common shares outstanding:
Basic	63,240	62,494	63,120	63,187
Diluted	63,240	62,494	63,120	64,029
Dividends declared per common share	$0.01	$0.07	$0.09	$0.21

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$295	$69,330
Adjustments to reconcile net income to net provided by operating activities:
Depreciation and amortization	30,244	28,747
Deferred taxes	(12,147)	2,117
Non-cash share-based compensation	6,653	5,044
Gain on disposal of long-lived assets	(574)	(435)
Changes in assets and liabilities:
Accounts receivable, net	(26,201)	(49,724)
Inventories	67,633	24,743
Other assets	13,664	(6,471)
Accounts payable and accrued expenses	(31,665)	(6,250)
Accrued employee compensation and benefits	(6,062)	(12,311)
Accrued warranty expense	(1,577)	(601)
Income taxes payable/receivable	16,383	6,926
Deferred compensation	730	(773)

Net cash provided by operating activities	57,376	60,342

Cash flows from investing activities:
Capital expenditures	(29,782)	(33,506)
Other investing activities	103	42

Net cash used in investing activities	(29,679)	(33,464)

Cash flows from financing activities:
Issuance of Preferred Stock	140,000	—
Equity issuance costs	(5,923)	—
Issuance of Common Stock	2,562	4,708
Dividends paid, net	(8,326)	(8,951)
Acquisition of treasury stock	—	(22,970)
Proceeds from (payments on) credit facilities, net	(90,000)	3,493
Other financing activities	40	(223)

Net cash provided by (used in) financing activities	38,353	(23,943)

Effect of exchange rate changes on cash and cash equivalents	290	(2,168)

Net increase in cash and cash equivalents	66,340	767
Cash and cash equivalents at beginning of year	38,337	49,875

Cash and cash equivalents at end of period	$104,677	$50,642

Supplemental disclosures:
Cash received (paid) for income taxes	$6,868	$(26,624)
Cash (paid) for interest and fees	$(1,478)	$(3,616)
Dividends payable	$438	$4,422

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Callaway Golf Shareholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Grantor Stock Trust	Treasury Stock		Non-controlling Interest	Total	Comprehensive Income
	Shares	Amount	Shares	Amount						Shares	Amount
Balance, December 31, 2008	—	—	66,276	$663	$102,329	$(279)	$518,851	$(6,376)	$(13,383)	(1,769)	$(23,650)	$2,213	$580,368

Tax deficit on compensatory stock awards	—	—	—	—	(191)	—	—	—	—	—	—	—	(191)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	—	—	(52)	(440)	—	(440)
Compensatory stock and stock options	—	—	20	—	5,351	279	—	—	266	—	—	—	5,896
Issuance of Preferred Stock	1,400	14	—	—	151,223	—	—	—	—	—	—	—	151,237
Change in redemption value of Preferred Stock (Note 2)	—	—	—	—	—	—	(17,160)	—	—	—	—	—	(17,160)
Employee stock purchase plan	—	—	—	—	(411)	—	—	—	2,973	—	—	—	2,562
Stock dividends	—	—	—	—	24	—	(24)	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	—	—	(8,764)	—	—	—	—	—	(8,764)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	(2,605)	—	—	—	2,605	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	12,944	—	—	—	—	12,944	$12,944
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(64)	(64)
Net income	—	—	—	—	—	—	295	—	—	—	—	356	651	295

Balance, September 30, 2009	1,400	$14	66,296	$663	$255,720	$—	$493,198	$6,568	$(7,539)	(1,821)	$(24,090)	$2,505	$727,039	$13,239

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. The Company evaluated all subsequent events through the time that it filed its consolidated condensed financial statements in this Form 10-Q with the SEC on the date of this report.

Recently Adopted Accounting Standards

As of September 30, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), formerly FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). ASC 105 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. As the Codification does not change U.S. GAAP, it does not have a material impact on the Company’s consolidated condensed financial statements. Previous references made to U.S. GAAP literature in the notes to the Company’s consolidated condensed financial statements have been updated with references to the new Codification.

As of June 30, 2009, the Company adopted ASC Topic 855, “Subsequent Events” (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and has been applied prospectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of January 1, 2009, the Company adopted ASC Topic 810, “Consolidation” (“ASC 810”). ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, ASC 810 requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. ASC 810 is effective for interim periods beginning on or after December 15, 2008.

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

2. Preferred Stock Offering

On June 15, 2009, the Company sold 1,400,000 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140,000,000 and incurred costs of $5,923,000, which were recorded as an offset to additional paid in capital in the consolidated condensed statement of shareholders’ equity. The terms of the Preferred Stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. Subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law, dividends on the Preferred Stock are payable quarterly in arrears.

The preferred stock is generally convertible at any time at the holder’s option into common stock of the Company at an initial conversion rate of 14.1844 shares of Callaway’s common stock per share of preferred stock, which is equivalent to an initial conversion price of approximately $7.05 per share. Based on the initial conversion rate, approximately 19,900,000 shares of common stock would be issuable upon conversion of all of the outstanding shares of preferred stock. However, as provided by the New York Stock Exchange listing standards, the Company could not issue 20% or more of the Company’s common stock, which equaled approximately 12,900,000 shares, upon conversion until the Company obtained shareholder approval to issue all shares of common stock potentially issuable upon conversion of the preferred stock. As a result, the Company recorded an amount equal to the cash redemption value of these preferred shares as temporary equity in the consolidated condensed balance sheet. The cash redemption value is the amount the Company would have to pay preferred shareholders in cash in lieu of shares upon the conversion of preferred stock. On September 10, 2009, the Company held a special shareholder meeting and obtained approval for the additional shares of common

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

stock potentially issuable upon the conversion of the preferred stock. Upon receiving shareholder approval, the net change in the cash redemption value (resulting from an increase in the value of the Company’s common stock), measured from the date of issuance through September 10, 2009, in the amount of $17,160,000, was recorded as a decrease in retained earnings. The total cash redemption value of the preferred shares as of September 10, 2009 was then reclassified from temporary equity to additional paid-in capital.

The Company may also elect, on or prior to June 15, 2012, to mandatorily convert some or all of the Preferred Stock into shares of the Company’s Common Stock if the closing price of the Company’s Common Stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. If the Company elects to mandatorily convert any Preferred Stock, it will make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on the Preferred Stock. As of September 30, 2009, this amount would have been $28,875,000.

On or after June 20, 2012, the Company, at its option, may redeem the Preferred Stock, in whole or in part, at a price equal to 100% of the liquidation preference, plus all accrued and unpaid dividends. The Preferred Stock has no maturity date and has no voting rights prior to conversion into the Company’s Common Stock, except in limited circumstances.

3. Earnings (Loss) per Share

Earnings (loss) per share, basic, is computed by dividing net income (loss) allocable to common shareholders by the weighted-average number of common shares outstanding for the period. Earnings per share, diluted, is computed by dividing net income by the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period. Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported, or in periods when diluted earnings (loss) per share is more favorable than basic earnings (loss) per share.

Dilutive securities include the common stock equivalents of convertible preferred stock, options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan (“ESPP”) and outstanding restricted stock awards/units to employees and non-employees (see Note 13). Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with ASC Topic 260, “Earnings per Share” (“ASC 260”). Dilutive securities related to the ESPP are calculated by dividing the average withholdings during the period by 85% of the market value of the Company’s common stock at the end of the period.

In June 2009, the Company completed its offering of 1,400,000 shares of convertible preferred stock. The preferred stock is generally convertible into shares of common stock and earns cumulative dividends from the date of original issue at an initial rate of 7.50% per annum. In accordance with ASC 260, dividends on cumulative preferred stock are subtracted from net income (loss) to calculate net income (loss) allocable to common shareholders in the basic earnings (loss) per share calculation. As of September 30, 2009, the Company paid $2,625,000 in dividends to preferred shareholders and accrued $438,000.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, and reconciles the weighted-average common shares used in the computation of basic and diluted earnings (loss) per share (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net Income (loss)	$(13,429)	$(7,443)	$295	$69,330
Less: Preferred stock dividends	(2,625)	—	(3,063)	—

Net income (loss) allocable to common shareholders	$(16,054)	$(7,443)	$(2,768)	$69,330

Denominator:
Weighted-average common shares outstanding—basic	63,240	62,494	63,120	63,187
Preferred stock weighted-average shares outstanding	—	—	—	—
Options, restricted stock and other dilutive securities	—	—	—	842

Weighted-average common shares outstanding—diluted	63,240	62,494	63,120	64,029

Basic earnings (loss) per common share	$(0.25)	$(0.12)	$(0.04)	$1.10

Diluted earnings (loss) per common share	$(0.25)	$(0.12)	$(0.04)	$1.08

Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended September 30, 2009 and 2008, options outstanding totaling approximately 9,118,000 and 5,353,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the nine months ended September 30, 2009 and 2008, options outstanding totaling approximately 8,915,000 and 5,551,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive. Additionally, potentially dilutive securities are excluded from the computation in periods in which a net loss is reported as their effect would be antidilutive, including weighted average common stock equivalents of 19,858,000 and 7,710,000 for the three and nine months ended September 30, 2009, respectively, related to convertible preferred shares outstanding.

4. Restructuring

In connection with the Company’s gross margin improvement initiatives and its actions to improve the profitability of its golf ball business, the Company has taken actions to consolidate its golf ball operations into other existing locations. As a result of these initiatives, in May 2008, the Company announced the closure of its golf ball manufacturing facility in Gloversville, New York. This closure resulted in the recognition of non-cash charges for the acceleration of depreciation on certain golf ball manufacturing equipment and cash charges related to severance benefits and facility costs. In connection with the closure of this facility, the Company has incurred pre-tax charges of $43,000 and $221,000 during the three and nine months ended September 30, 2009, respectively, and $869,000 and $3,934,000 during the three and nine months ended September 30, 2008, respectively. In the aggregate, the Company has incurred total pre-tax charges of $4,475,000 as of September 30, 2009. The Company expects to incur additional on-going facility costs of approximately $75,000 during the remainder of 2009. The remaining liability as of September 30, 2009 represents estimated costs for certain ongoing facility costs.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The activity and liability balances recorded as part of the Company’s golf ball manufacturing consolidation were as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Charges to cost and expense	$1,295	$2,959	$4,254
Non-cash items	—	(1,798)	(1,798)
Cash payments	(1,162)	(890)	(2,052)

Restructuring payable balance, December 31, 2008	133	271	404
Charges to cost and expense	5	105	110
Cash payments	(68)	(203)	(271)

Restructuring payable balance, March 31, 2009	70	173	243
Charges to cost and expense	—	68	68
Cash payments	(43)	(106)	(149)

Restructuring payable balance, June 30, 2009	$27	$135	$162

Charges to cost and expense	—	43	43
Cash payments	(27)	(49)	(76)

Restructuring payable balance, September 30, 2009	$—	$129	$129

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

The uPlay acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Under SFAS No. 141, the estimated aggregate cost of the acquired assets was $11,377,000, which includes cash paid of $9,880,000, transaction costs of approximately $204,000, and assumed liabilities of approximately $1,293,000. The aggregate acquisition costs exceeded the estimated fair value of the net assets acquired. As a result, the Company has recorded goodwill of $456,000, none of which is deductible for tax purposes. The Company has recorded the fair values of uPlay’s database and technology, trademarks and trade names, and non-compete agreements in the amounts of $7,900,000, $540,000, and $760,000, respectively, using an income valuation approach. This valuation technique provides an estimate of the fair value of an asset based on the cash flows that the asset can be expected to generate over its remaining useful life. These intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 4-8 years.

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

The Company’s consolidated condensed statement of operations includes the Company’s uPlay results of operations from January 1, 2009 forward. The pro-forma effects of the uPlay asset acquisition would not have been material to the Company’s results of operations for the three and nine months ended September 30, 2008 and, therefore, are not presented.

6. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.

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

In accordance with ASC 740, the Company accrues for the estimated additional amount of taxes for the uncertain tax positions if it is more likely than not that the Company would be required to pay additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.”

As of September 30, 2009, the liability for income taxes associated with uncertain tax benefits was $16,156,000 and could be reduced by $9,195,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments (which was recorded as a long-term income tax receivable) as well as $1,034,000 of tax benefits associated with state income taxes. The net amount of $5,927,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate. The Company expects that during the next twelve months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $4,394,000 ($1,974,000, net of correlative adjustments) due to the expiration of various statutes of limitation and the resolution of various foreign, federal and state income tax matters.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the quarter ended September 30, 2009, the Company recognized a benefit of approximately $178,000 as the result of the reversal of interest and penalties in the provision for income taxes due to the reduction of uncertain tax positions related to transfer pricing adjustments. As of September 30, 2009 and December 31, 2008, the Company had accrued $1,103,000 and $1,329,000, respectively, (before income tax benefit) for the payment of interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2004 and prior
California (U.S.)	2003 and prior
Massachusetts (U.S.)	2005 and prior
Australia	2004 and prior
Canada	2004 and prior
Japan	2003 and prior
South Korea	2003 and prior
United Kingdom	2002 and prior

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Inventories

Inventories are summarized below (in thousands):

	September 30, 2009	December 31, 2008
Inventories:
Raw materials	$54,970	$79,132
Work-in-process	817	38
Finished goods	142,947	178,021

	$198,734	$257,191

8. Goodwill and Intangible Assets

The Company accounts for its goodwill and other non-amortizing intangible assets in accordance with the provisions of ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”). Under ASC 350, the Company’s goodwill and certain intangible assets are not amortized throughout the period, but are subject to an annual impairment test. The Company performs an impairment test at least annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Patents and other intangible assets are recorded at cost at the time of acquisition and amortized using the straight-line method over their estimated useful lives, which range over periods between 1-16 years. During the nine months ended September 30, 2009 and 2008, aggregate amortization expense was approximately $3,210,000 and $2,389,000, respectively. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	September 30, 2009			December 31, 2008
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	2-16	36,459	23,164	13,295	36,459	21,106	15,353
Developed technology and other	1-9	12,116	3,370	8,746	12,016	2,218	9,798

Total intangible assets		$170,369	$26,534	$143,835	$170,269	$23,324	$146,945

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense related to intangible assets at September 30, 2009 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2009	$1,053
2010	4,109
2011	3,866
2012	3,436
2013	2,516
2014	1,869
Thereafter	5,192

$22,041

Goodwill at September 30, 2009 was $30,989,000. Goodwill increased during the three and nine months ended September 30, 2009 by $385,000 and $1,245,000, respectively due to changes in foreign currency rates.

9. Investments

Investment in Golf Entertainment International Limited Company

The Company has a $10,000,000 investment in the preferred shares of Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. The Company accounts for this investment in accordance with ASC Topic 325, “Investments – Other” using the cost method, as the Company owns less than a 20% interest in GEI and does not have the ability to significantly influence the operating and financial policies of GEI. Accordingly, this investment was recorded at cost and is included in other long-term assets in the accompanying consolidated condensed balance sheets as of September 30, 2009 and December 31, 2008. The Company performs an impairment test whenever there are identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.

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

In August 2007, the Company and other GEI shareholders entered into a loan agreement with GEI to provide funding to GEI for certain capital projects as well as operational needs. In December 2007, the Company and other GEI shareholders entered into a second loan agreement with GEI to supplement GEI’s cash flows from operations as a result of the seasonal fluctuations of the business. Both loan agreements extend to all shareholders of GEI, whereby each shareholder may participate by funding up to an amount agreed upon by GEI. As of September 30, 2009, the Company funded a combined total of $5,941,000 under the loan agreements, which includes accrued interest and fees of $1,991,000. The loan agreements provide for the option, at the Company’s discretion, to convert up to 100 percent of the amount drawn by GEI, including accrued interest, into convertible preferred shares. In connection with the loans, the Company has received underwriting fees and will receive annual interest at market rates on the loaned amounts.

In February 2008, the Company entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8,000,000 for a loan that was issued to a subsidiary of GEI. The Company has an agreement with another shareholder of GEI pursuant to which such shareholder would reimburse the Company in

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

certain circumstances for up to $2,500,000 for amounts the Company could be required to pay under the letter of credit. In January 2009, the Company extended the letter of credit agreement for an additional year through February 2010. In connection with the letter of credit, the Company received warrants to purchase GEI’s preferred stock at a future date, and is entitled to receive underwriting fees of $325,000, which the Company recorded in other income and added to the principal due from GEI.

Investment in Qingdao Suntech Sporting Goods Limited Company

In October 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated condensed financial statements as of September 30, 2009 and December 31, 2008, in accordance with ASC Topic 810 “Consolidations.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which $2,443,000 was outstanding as of September 30, 2009.

10. Product Warranty

The Company has a stated two-year warranty policy for its golf clubs, although the Company sometimes honors warranty claims after the two-year stated warranty period at the Company’s discretion. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The decrease in the estimated future warranty obligation is primarily due to a decline in warranty return rates due to the improved durability of newer products. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$12,422	$13,342	$11,614	$12,386
Provision	1,125	1,458	6,740	7,953
Claims paid/costs incurred	(3,510)	(3,015)	(8,317)	(8,554)

Ending balance	$10,037	$11,785	$10,037	$11,785

11. Financing Arrangements

The Company’s primary credit facility is a $250,000,000 Line of Credit with a syndicate of eight banks under the terms of the November 5, 2004 Amended and Restated Credit Agreement (as subsequently amended, the “Line of Credit”). The Line of Credit is not scheduled to expire until February 15, 2012.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The lenders in the syndicate are Bank of America, N.A., Union Bank of California, N.A., Barclays Bank, PLC, JPMorgan Chase Bank, N.A., US Bank, N.A., Comerica West Incorporation, Fifth Third Bank, and Citibank, N.A. To date, all of the banks in the syndicate have continued to meet their commitments under the Line of Credit despite the recent turmoil in the financial markets. If any of the banks in the syndicate were unable to perform on their commitments to fund the Line of Credit, the Company’s liquidity would be impaired, unless the Company were able to find a replacement source of funding under the Line of Credit or from other sources.

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

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended September 30, 2009, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on September 30, 2009, was $50,000,000. As of September 30, 2009, the Company had no outstanding borrowings under the Line of Credit and had $104,677,000 of cash on hand. As of September 30, 2009, the Company remained in compliance with the consolidated leverage ratio as well as with the interest coverage ratio covenants. Because the Company remained in compliance with these financial covenants, as of October 1, 2009, the Company had access to the full $250,000,000 under the Line of Credit (subject to compliance with other terms of the Line of Credit).

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of September 30, 2009, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2,170,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $661,000 as of September 30, 2009, of which $282,000 was included in other current assets and $379,000 in other long-term assets in the accompanying consolidated condensed balance sheet.

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

On February 9, 2006, Callaway Golf filed a complaint in the United States District Court in Delaware (Case No. C.A. 06-91) asserting patent infringement claims against Acushnet, a wholly owned subsidiary of Fortune Brands, alleging that Acushnet’s Titleist Pro V1 family of golf balls infringed nine claims contained in four golf ball patents owned by Callaway Golf. Acushnet later stipulated that the Pro V1 golf balls infringed the nine asserted claims, and the case proceeded to trial on the sole issue of validity. On December 14, 2007, a jury found that eight of the nine patent claims asserted by the Company against Acushnet were valid, holding one claim invalid. The District Court entered judgment in favor of the Company and against Acushnet on December 20, 2007. On November 10, 2008, the District Court entered an order, effective January 1, 2009, permanently enjoining Acushnet from further infringing those patent claims, while at the same time denying Acushnet’s motions for a new trial and for judgment as a matter of law. Acushnet appealed the District Court’s judgment to the Federal Circuit (Appeal No. 2009-1076). On August 14, 2009, the Federal Circuit affirmed in part, reversed in part and remanded the case for a new trial. The Federal Circuit affirmed the trial court’s rulings with respect to claim construction, evidentiary rulings made during the trial and rejected Acushnet’s motion for judgment as a matter of law, but ruled that the jury’s inconsistent verdicts and an error granting partial summary judgment on Acushnet’s anticipation defense required the case against Acushnet to be retried. As a result of its ruling, the Federal Circuit also vacated the permanent injunction. The Federal Circuit refused Acushnet’s petition to rehear the case and it has now been returned to the District Court and is scheduled to be retried during the last half of March 2010.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

While the Company has been successful thus far at the trial court level, prevailed on many issues on appeal, and believes that it will prevail on retrial, there is no assurance that the Company will ultimately prevail or be awarded any damages in this matter.

Acushnet has also filed requests for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the four patents asserted in the litigation. The Company believes that if it secures a favorable final decision before all appeals associated with the reexaminations are completed, the reexamination process will be terminated with respect to the patent claims at issue in the litigation. In the meantime, an examiner at the PTO has issued decisions rejecting the claims of four of the patents. All four patents are the subject of appeals pending before the Board of Patent Appeals and Interferences (“BPAI”). The Company continues to believe that the administrative process will take time and that at least some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will eventually be affirmed. If the BPAI does not affirm the claims in the patents subject to reexamination, an appeal will be taken by the Company to the Federal Circuit.

On March 3, 2009, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-131, asserting claims against Acushnet for patent infringement. Specifically, the Company asserts that two golf ball patents acquired from Top Flite are infringed by Acushnet’s sale of interim versions of its Titleist Pro V1 golf balls, introduced after entry of the Court’s permanent injunction as well as by 2009 versions of those golf balls introduced in the spring of 2009. The Company is seeking damages and an injunction to prevent infringement by Acushnet. Acushnet’s response to the complaint was filed on April 17, 2009, and the case is in the discovery phase. Trial has been set for March 2012.

Acushnet has filed requests for reexamination with the PTO challenging the validity of the two patents asserted by the Company in the new litigation filed against Acushnet. The PTO has issued office actions with respect to each of the patents to which the Company has responded.

On March 3, 2009, Acushnet filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-130, asserting claims against the Company for patent infringement. Specifically, Acushnet asserts that the Company’s sale of the Tour i and Tour ix golf balls infringe nine Acushnet golf ball patents. Acushnet then dropped one of the patents, but expanded its infringement contentions to allege that seven other models of the Company’s golf balls, using Callaway Golf’s proprietary HX surface geometry, infringe five of the Acushnet patents asserted in the new suit. Acushnet is seeking damages and an injunction to prevent alleged infringement by the Company. The Company’s response to the complaint was filed on April 17, 2009, and the case has been consolidated for discovery and pretrial with Callaway Golf’s March 3, 2009 case against Acushnet, described above. The case has been set for trial in March 2012. The district court has not yet determined whether the cases will be tried together or separately.

On February 27, 2007, the Company and Dailey & Associates (the Company’s former advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07CV0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contend that the Company is required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services,” and to make contributions to the Plans based upon a percentage of that total amount. The Company is seeking a declaration that it, and its advertising agency, are not required to contribute to the Plans based on amounts paid by the Company to professional golfers for acting services beyond the contributions already made, or alternatively, are entitled to restitution for all contributions previously made to the Plans because the Plans had no authority to demand contributions based on amounts paid by the Company in any

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

event. The Plans filed a counterclaim against Dailey & Associates and the Company to compel an audit and to recover unpaid Plan contributions based on amounts paid by the Company to the professional golfers, as well as liquidated damages, interest, and reasonable audit and attorneys’ fees. The Company and Dailey & Associates agreed to dismiss their claims against SAG in return for SAG’s agreement to be bound by the result of the litigation with the Plans. Because the Company was not a signatory to the SAG collective bargaining agreement, and was not in contractual privity with SAG or the Plans, on July 3, 2009 the Court granted the Company’s motion to dismiss the Plans’ complaint, resulting in dismissal of the Plans’ action against the Company and a favorable resolution of the Company’s action against the Plans. At the same time, however, the Court denied Dailey & Associates’ motion to dismiss, because it was a SAG signatory. As a result of the Court’s ruling, the trial of the matter will be limited to the issue of whether the Plans had the contractual right, pursuant to the collective bargaining agreement, to seek contributions from Dailey & Associates based on amounts paid by the Company to professional golfers over and above what it agreed they would be paid for appearing in television commercials. The Court has set the case for a bench trial on January 12, 2010. The Company continues to participate in the case due to its contractual indemnity of Dailey & Associates.

On May 8, 2008, Kenji Inaba filed a suit against Callaway Golf Japan in the Osaka District Court in Japan. Inaba has alleged that certain golf balls sold by Callaway Golf Japan with a hex aerodynamic pattern infringe his Japanese utility design patent No. 3,478,303 and his Japanese design patent No. 1,300,582. Inaba is seeking damages pursuant to a royalty based on sales. The Court conducted hearings to consider the respective positions of the parties on infringement, non-infringement and invalidity. Callaway Golf Japan has also filed a proceeding with the Japan Patent and Trademark Office seeking to invalidate the patents in suit. The Japan Patent and Trademark Office has ruled that the asserted claims in the Inaba patents are invalid. The Osaka District Court has also issued a ruling terminating the proceedings. A final judgment on the case is expected soon.

On July 11, 2008, the Company was sued in the Eastern District of Texas by Nicholas Colucci, dba EZ Line Putters, pursuant to a complaint asserting that the Odyssey White Hot XG No. 7, White Hot XG (Long) No. 7, Black Series i No. 7, and White Hot XG Sabertooth putters infringe U.S. Patent No. 4,962,927. The complaint also alleges that the Company’s Marxman putters infringe the alleged trade dress of plaintiff’s EZ Line putters. The Company responded to the complaint on September 5, 2008, denying that it infringes the patent or trade dress. The Court has set a trial date of March 1, 2010.

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

On June 2, 2009, the Company was sued in the United States District Court for the Eastern District of Pennsylvania, case no. 09-2454, by Greenkeepers, Inc. and Greenkeepers of Delaware, LLC asserting that the Company is infringing U.S. Patent number RE40,407, relating to the golf spikes used in the Company’s golf shoes. The Company answered the complaint on June 23, 2009 denying infringement. The Company tendered the matter to its golf spike vendor, Softspikes LLC, which has accepted the defense while reserving its rights pursuant to an indemnity agreement between the parties. The court has not yet set a trial date.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. In addition, the Company has made contractual commitments to each of its officers and certain other employees (see further discussion below). It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements.

As of September 30, 2009, the Company has entered into many of these contractual agreements with terms ranging from one to five years. The minimum obligation that the Company is required to pay under these agreements is $97,340,000 over the next five years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum purchase commitments as of September 30, 2009 are as follows (in thousands):

2009	$47,795
2010	23,529
2011	13,478
2012	10,132
2013	2,406
Thereafter	—

$97,340

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees that are contingent upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

compensation insurance policies and as collateral for a loan issued to GEI. In addition, in connection with the uPlay acquisition (see Note 5), the Company could be required to pay an additional purchase price, not to exceed $10,000,000, based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2009 was not material to the Company’s financial position, results of operations or cash flows.

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

13. Share-Based Employee Compensation

As of September 30, 2009, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). From time to time, the Company grants Stock Options, Restricted Stock Awards, Restricted Stock Units, Performance Share Units and other awards under these two plans.

The table below summarizes the non-cash amounts recognized in the financial statements for the three and nine months ended September 30, 2009 and 2008 for share-based compensation related to employees (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales	$161	$71	$304	$406
Operating expenses	2,250	939	6,407	4,669

Total cost of employee share-based compensation included in income, before income tax	2,411	1,010	6,711	5,075
Amount of income tax recognized in earnings	(886)	(208)	(2,040)	(1,342)

Amount charged against net income	$1,525	$802	$4,671	$3,733

Impact on net income per common share:
Basic	$(0.02)	$(0.01)	$(0.07)	$(0.06)
Diluted	$(0.02)	$(0.01)	$(0.07)	$(0.06)

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition, as a result of the mark-to-market adjustment for Restricted Stock awards granted to certain non-employees, the Company recorded $559,000 and reversed $57,000 of compensation expense during the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2008, the Company recorded expense of $1,073,000 and $33,000, respectively.

Stock Options

The Company granted 2,878,000 and 1,126,000 shares underlying Stock Options during the nine months ended September 30, 2009 and 2008, respectively, at a weighted average grant-date fair value of $2.37 and $3.95 per share. During the three months ended September 30, 2008 the Company granted 259,000 shares underlying Stock Options at a weighted average grant-date fair value of $3.87. There were no Stock Options granted during the three months ended September 30, 2009.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of Stock Options granted during the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	—	1.9%	1.9%	1.9%
Expected volatility	—	36.4%	42.7%	35.6%
Risk free interest rate	—	2.8%	1.4%	2.7%
Expected life	—	4.0 years	4.1 years	4.1 years

Restricted Stock and Restricted Stock Units Awards

The Company granted 508,000 and 324,000 shares underlying Restricted Stock Units during the nine months ended September 30, 2009 and 2008, respectively, at a weighted average grant-date fair value of $7.72 and $14.57. During the three months ended September 30, 2008, the Company granted 71,000 shares underlying Restricted Stock Units at a weighted average grant-date fair value of $14.04. There were no Restricted Stock Units granted during the three months ended September 30, 2009. At September 30, 2009, the Company had $5,436,000 of total unrecognized compensation expense related to non-vested shares granted to employees under the Company’s share-based payment plans related to Restricted Stock and Restricted Stock Units. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated condensed statement of operations due to the application of forfeiture rates.

14. Fair Value of Financial Instruments

The Company’s foreign currency exchange contracts are measured and reported on a fair value basis in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. ASC 820 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the valuation of the Company’s foreign currency exchange contracts by the above pricing levels as of the valuation dates listed (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Foreign currency derivative instruments—asset position	390	390	—	—
Foreign currency derivative instruments—liability position	3,180	3,180	2,007	2,007

The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations.

15. Derivatives and Hedging

The Company accounts for its foreign currency exchange contracts in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires the recognition of all derivatives as either assets or liabilities in the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures. In addition, it requires enhanced disclosures regarding derivative instruments and hedging activities to better convey the purpose of derivative use in terms of the risks the Company is intending to manage, specifically about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies) as well as reported results in the Company’s consolidated condensed financial statements due to the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of forward foreign currency exchange rate contracts to hedge transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars and Australian Dollars. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within twelve months from their inception.

During the nine months ended September 30, 2009 and 2008, the Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. However, during the nine months ended September 30, 2009 and 2008, the Company entered into non-designated foreign exchange contracts to hedge outstanding balance sheet exposures and certain forecasted transactions denominated in foreign currencies. The notional amount of these contracts at September 30, 2009 and 2008 was approximately $82,290,000 and $62,287,000, respectively, and these contracts generally expire within twelve months or less from inception. The Company estimates the fair values of derivatives based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at September 30, 2009 and December 31, 2008 (in thousands):

	Asset Derivatives
	September 30, 2009		December 31, 2008
Derivatives not designated as hedging instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$390	Other current assets	$—

	Liability Derivatives
	September 30, 2009		December 31, 2008
Derivatives not designated as hedging instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$3,180	Accounts payable and accrued expenses	$2,007

The gains and losses on foreign currency exchange contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same year as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus generally offset these gains and losses. The gains and losses on foreign currency exchange contracts used to manage exposures related to the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes are recognized as a component of other income (expense) in the same year as the foreign currency gains and losses related to the translation of the Company’s international operating results. The following table summarizes the location of gains and losses on the consolidated condensed statements of operations that were recognized during the three and nine months ended September 30, 2009 and 2008, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments under SFAS No. 133	Location of gain (loss) recognized in income on derivative instruments	2009	2008	2009	2008
Foreign currency exchange contracts	Other income (expense)	$(5,753)	$2,800	$(10,133)	$1,558

The net realized and unrealized contractual net losses recognized for the three and nine months ended September 30, 2009 were used by the Company to offset actual foreign currency transactional net gains of $5,918,000 and $8,211,000, respectively. The net realized and unrealized contractual net gains for the three and nine months ended September 30, 2008 were used by the Company to offset actual foreign currency transactional net losses of $3,549,000 and $2,468,000, respectively.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales
Golf clubs	$149,968	$165,038	$618,458	$764,851
Golf balls	40,896	48,413	146,489	181,081

	$190,864	$213,451	$764,947	$945,932

Income (loss) before income taxes
Golf clubs	$(7,501)	$2,825	$46,149	$146,192
Golf balls	(4,236)	(2,654)	(6,900)	10,048
Reconciling items(1)	(13,000)	(14,290)	(42,155)	(47,013)

	$(24,737)	$(14,119)	$(2,906)	$109,227

Additions to long-lived assets
Golf clubs	$10,312	$8,851	$28,588	$28,332
Golf balls	1,069	1,609	2,770	6,341

	$11,381	$10,460	$31,358	$34,673

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. For reporting purposes, transactions conducted in foreign currencies must be translated into U.S. dollars based upon applicable foreign currency exchange rates. Fluctuations in foreign currency rates therefore can have a significant effect on the Company’s reported financial results. In general, the Company’s financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s hedging activities can mitigate but do not eliminate the effects of the foreign currency fluctuations. As a result of the strengthening of the U.S. dollar in 2009 as compared to 2008, the translation of foreign currency exchange rates had a negative impact on the Company’s financial results during the first nine months in 2009. If the dollar continues to strengthen as compared to the currencies in which the Company conducts business, the Company’s future reported financial results would continue to be adversely affected.

Executive Summary

The unfavorable global economic conditions, including changes in foreign currency exchange rates that persisted in 2009 have had a significant adverse effect on our business this year. Consumers demonstrated a reluctance to purchase golf equipment in this uncertain environment and those limited number of consumers who made such purchases shifted to lower price point products. Competition for this limited pool of consumer dollars resulted in a very competitive marketplace and an aggressive pricing and promotional environment. Furthermore, retailers were cautious throughout the year as to the amount of inventory they carried and the amount of products they were willing to re-order. As a result of these conditions, the Company’s sales for the third quarter of 2009 declined 11% compared to the third quarter of 2008.

These unfavorable macroeconomic conditions are temporary and we are already seeing some positive signs that they are subsiding. Because these conditions are temporary, we have taken a balanced approach in navigating this challenging environment. We have balanced managing our expenses closely (operating expenses decreased 8% for the third quarter of 2009 compared to the third quarter of 2008) while at the same time investing in growth initiatives such as the Company’s acquisition of uPlay, LLC and expansion into and additional investments in emerging markets such as India and China. Similarly, the Company implemented several promotional programs, balancing the adverse effect on the Company’s gross margins (gross margins were 31.2% for the third quarter of 2009 compared to 37.5% in the third quarter of 2008) with market share gains in all major golf club product categories. We believe that this balanced approach will best position the Company to emerge from this temporary downturn and take advantage of opportunities as the economy recovers.

Although the decline in sales and gross margins had a significant effect on our business in the third quarter (a loss of $0.25 per share as compared to a loss of $0.12 per share in the third quarter of 2008), we are cautiously optimistic that the golf industry market conditions will improve along with the global economy in 2010. Until market conditions do improve, we intend to continue our balanced approach of managing expenses and investing for the future.

Three-Month Periods Ended September 30, 2009 and 2008

The adverse effects of the weak global economy coupled with unfavorable changes in foreign currency exchange rates continued to negatively affect the Company’s net sales throughout the third quarter of 2009, which contributed to a $22.6 million (11%) decrease in net sales to $190.9 million compared to $213.5 million in the third quarter of 2008. This decrease reflects a $15.1 million decline in net sales of the Company’s golf clubs segment and a $7.5 million decline in net sales of the Company’s golf balls segment as presented below (dollars in millions):

	Three Months Ended September 30,		Growth (Decline)
	2009	2008	Dollars	Percent
Net sales
Golf clubs	$150.0	$165.1	$(15.1)	(9)%
Golf balls	40.9	48.4	(7.5)	(16)%

	$190.9	$213.5	$(22.6)	(11)%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2009	2008	Dollars	Percent
Net sales:
United States	$93.9	$104.6	$(10.7)	(10)%
Europe	27.0	33.4	(6.4)	(19)%
Japan	29.1	32.8	(3.7)	(11)%
Rest of Asia	21.0	18.5	2.5	14%
Other foreign countries	19.9	24.2	(4.3)	(18)%

	$190.9	$213.5	$(22.6)	(11)%

Net sales in the United States decreased $10.7 million to $93.9 million during the third quarter of 2009 compared to the same period in the prior year. The Company’s sales in regions outside of the United States decreased $11.9 million (11%) to $97.0 million during the third quarter of 2009 compared to the same quarter in 2008. The decrease in net sales in the United States and internationally is primarily attributable to the unfavorable economic conditions, including a $3.4 million decline in net sales as a result of unfavorable changes in foreign currency rates, primarily in Europe.

For the third quarter of 2009, gross profit decreased $20.5 million to $59.6 million from $80.1 million in the third quarter of 2008. Gross profit as a percentage of net sales (“gross margin”) decreased to 31% in the third quarter of 2009 compared to 38% in the third quarter of 2008. The decrease in gross margin is primarily attributable to the unfavorable economic conditions and the resulting reduction in sales volume during the third quarter of 2009, as well as the impact of sales promotions and price reductions taken on drivers and irons that were in the second year of their product lifecycles, and unfavorable changes in foreign currency rates. These declines were partially offset by cost reductions on golf club component costs combined with more cost efficient golf club designs, as well as an overall improvement in manufacturing efficiencies as a result of the Company’s gross margin improvement initiatives. See “Segment Profitability” below for further discussion of gross margins. Gross profit for the third quarter of 2009 was negatively affected by charges of $0.9 million related to the Company’s gross margin improvement initiatives compared to $3.6 million for the comparable period in 2008.

Selling expenses decreased $8.7 million (13%) to $57.0 million in the third quarter of 2009 compared to $65.7 million in the comparable period of 2008. As a percentage of net sales, selling expenses decreased to 30% in the third quarter of 2009 compared to 31% in the third quarter of 2008. The dollar decrease in selling expenses was primarily due to cost reductions taken by the Company during the third quarter of 2009, which included a decrease of $6.3 million in advertising and promotional activities as well as decreases in travel and entertainment and consulting expenses.

General and administrative expenses increased $0.3 million (1%) to $20.5 million in the third quarter of 2009 compared to $20.2 million in the comparable period of 2008. As a percentage of net sales, general and administrative expenses increased to 11% in the third quarter of 2009 from 9% reported in the third quarter of 2008. The dollar increase was primarily due to a reduction in the employee incentive compensation accrual during the third quarter of 2008 in addition to an increase in deferred compensation expense in the third quarter of 2009. These increases were partially offset by a decrease in legal expenses.

Research and development expenses increased $1.0 million (16%) to $7.7 million in the third quarter of 2009 compared to $6.7 million in the comparable period of 2008. As a percentage of sales, research and development expenses increased to 4% in the third quarter of 2009 compared to 3% reported in the third quarter of 2008. The dollar increase was primarily due to increased costs, including salaries, wages and tooling as a result of the Company’s entrance into the golf electronics market through the acquisition of uPlay, LLC, which was completed in December 2008.

Other income (expense) improved by $2.5 million in the third quarter of 2009 to other income of $0.8 million compared to other expense of $1.7 million in the comparable period of 2008. This improvement is primarily attributable to an increase of $1.2 million in the Company’s deferred compensation plan asset value resulting from favorable changes in the market, and an increase of $0.9 million as a result of net foreign currency gains reported in the third quarter of 2009 compared to net foreign currency losses reported in the third quarter of 2008.

The effective tax rate for the third quarter of 2009 was 45.7% compared to 47.3% for the comparable period in 2008. The tax rate for the third quarter of 2009 was favorably impacted by certain discrete tax items, including the utilization of foreign losses, audit settlements and the lapse of certain state statutes of limitation. The tax rate for the third quarter of 2008 was favorably impacted by the utilization of state losses and credits. The relative impact of these discrete tax items on the effective tax rate was greater in 2008 as a result of a smaller loss before income taxes for that quarter.

Net loss for the third quarter of 2009 decreased to $13.4 million from $7.4 million in the comparable period of 2008. Diluted loss per share declined to $0.25 per share in the third quarter of 2009 compared to $0.12 per share in the third quarter of 2008. Net loss and loss per share for the third quarter of 2009 were negatively affected by after-tax charges of $0.6 million ($0.01 per share) related to costs incurred in connection with the Company’s gross margin initiatives. In addition, net loss allocable to common shareholders and loss per share for the third quarter of 2009 were negatively affected by dividends on convertible preferred stock of $2.6 million ($0.04 per share). Net loss and loss per share for the third quarter of 2008 were negatively affected by $2.2 million ($0.04 per share) related to costs incurred in connection with the Company’s gross margin initiatives.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2009 and 2008

The decrease in net sales during the third quarter of 2009 was primarily due to the continued effects of a weak global economy as discussed above and its adverse effects on consumer spending and retailer demand, which negatively affected sales volumes and average selling prices as further discussed below. This decline in net sales was further exacerbated by an unfavorable shift in foreign currency rates due to the overall strengthening of the U.S. dollar against the foreign currencies in which the Company conducts its business during the third quarter of 2009 compared to the same period in 2008.

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2009	2008	Dollars	Percent
Net sales:
Woods	$35.7	$34.5	$1.2	3%
Irons	49.4	63.8	(14.4)	(23)%
Putters	17.1	21.3	(4.2)	(20)%
Accessories and other	47.8	45.5	2.3	5%

	$150.0	$165.1	$(15.1)	(9)%

The $1.2 million (3%) increase in net sales of woods to $35.7 million for the quarter ended September 30, 2009 was primarily attributable to an increase in sales volume partially offset by a decrease in average selling prices. The increase in sales volume and decrease in average selling prices were primarily caused by a sales promotion where consumers could purchase selected fairway woods or hybrid club products for $1 dollar with the purchase of certain new 2009 driver products. In addition, average selling prices were negatively affected by price reductions taken on second year drivers models as well as sales of the current year FT-9 and FT-iQ drivers, which were offered at lower prices than their predecessors, the FT-5 and FT-i drivers, respectively, during the comparable period in the prior year.

The $14.4 million (23%) decrease in net sales of irons to $49.4 million for the quarter ended September 30, 2009 was primarily attributable to a decrease in both sales volume and average selling prices. The decrease in sales volume was driven by a decline in retailer demand and consumer spending in addition to a decline in sales of second year Big Bertha and Fusion-Series irons models during the third quarter of 2009. The decrease in average selling prices was primarily due to price reductions taken on the Company’s Big Bertha irons, which were in the second year of their product lifecycles, combined with an unfavorable shift in product mix from sales of the more premium Fusion irons during the third quarter of 2008 to sales of lower priced X-series irons during the third quarter of 2009.

The $4.2 million (20%) decrease in net sales of putters to $17.1 million for the quarter ended September 30, 2009 was primarily attributable to a reduction in sales volume and average selling prices. The decrease in sales volume was primarily driven by a decline in retailer demand and consumer spending in addition to fewer putter models launched during 2009 compared to 2008. The decrease in average selling prices was primarily attributable to an unfavorable shift in product mix from sales of the higher priced Black Series putters during the third quarter of 2008 to sales of the lower priced Crimson putters during the third quarter of 2009.

The $2.3 million (5%) increase in net sales of accessories and other products to $47.8 million for the quarter ended September 30, 2009 was primarily attributable to sales of the Company’s new uPro GPS on-course measurement device introduced in 2009, partially offset by a decline in sales of golf bags and golf footwear.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2009	2008	Dollars	Percent
Net sales:
Golf balls	$40.9	$48.4	$(7.5)	(16)%

The $7.5 million (16%) decrease in net sales of golf balls to $40.9 million for the quarter ended September 30, 2009 consisted of decreases of $6.9 million in Callaway Golf ball sales and $0.6 million in Top-Flite golf ball sales. These decreases were primarily due to decreases in average selling prices for both the Callaway Golf and Top-Flite brands as well as a decline in sales volume for the Callaway Golf brand. The decrease in average selling prices for Callaway Golf balls resulted from increased promotional activity as well as an unfavorable shift in mix from the launch of moderately priced golf balls in 2009 compared to the launch of a more premium line of golf balls in 2008. The decline in sales volume for the Callaway Golf brand was principally due to the Company’s premium golf balls being in their second year of their lifecycle compared to several new competitor offerings in 2009.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,				Growth (Decline)
	2009		2008		Dollars	Percent
Income (loss) before income taxes
Golf clubs	$(7.5)		$2.8		$(10.3)	(368)%
Golf balls	(4.2)		(2.7)		(1.5)	(56)%

	$(11.7	)(1)	$0.1	(1)	$(11.8)	(118)%

(1)	Amounts shown are before the deduction of corporate general and administration expenses and other income (expenses) of $13.0 million and $14.3 million for the three months ended September 30, 2009 and 2008, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 16 to the Consolidated Condensed Financial Statements—”Segment Information” in this Form 10-Q.

Pre-tax income (loss) in the Company’s golf clubs operating segment decreased to a pre-tax loss of $7.5 million for the third quarter of 2009 from pre-tax income of $2.8 million reported for the comparable period in the prior year. This decrease was primarily attributable to a decline in net sales as discussed above combined with a decline in gross margin. The decline in gross margin is primarily due to the aggressive pricing and promotional environment in 2009 and the impact of unfavorable changes in foreign currency rates during the third quarter of 2009 compared to the same period in the prior year. These decreases in gross margin were partially offset by cost savings provided by the Company’s gross margin improvement initiatives, including cost reductions on club components as a result of improved product designs, a favorable shift in golf club production to more cost efficient regions outside the U.S and an increase in labor efficiencies.

Pre-tax loss in the Company’s golf balls operating segment increased to $4.2 million for the third quarter of 2009 from $2.7 million reported for the comparable period in the prior year. The increase in the golf balls operating segment pre-tax loss is primarily due to a decline in net sales as discussed above as well as a decline in gross margin. The decline in gross margin was primarily due to various sales promotions in 2009, partially offset by a favorable shift in golf ball production to more cost efficient regions outside the U.S.

Operating expenses related to both the golf club and golf ball segments decreased during the third quarter of 2009 compared to the same period in 2008 as a result of cost reductions taken by the Company, primarily related to advertising and promotional activities.

The Company has continued to actively implement the gross margin improvement initiatives, which were announced during the fourth quarter of 2006. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed pre-tax charges of $0.7 million and $0.2 million, respectively, during the third quarter of 2009 and $1.9 million and $1.7 million, respectively, during the comparable period in 2008.

Nine-Month Periods Ended September 30, 2009 and 2008

The weak global economy and its continued adverse effects on the golf industry in general, in addition to unfavorable foreign currency exchange rates, contributed to a decline in net sales of $181.0 million (19%) to $764.9 million for the nine months ended September 30, 2009 compared to $945.9 million for the comparable period in the prior year. This decrease reflects a $146.4 million decline in net sales of the Company’s golf clubs segment and a $34.6 million decline in net sales of the Company’s golf balls segment as indicated below (dollars in millions):

	Nine Months Ended September 30,		Growth (Decline)
	2009	2008	Dollars	Percent
Net sales
Golf clubs	$618.4	$764.8	$(146.4)	(19)%
Golf balls	146.5	181.1	(34.6)	(19)%

	$764.9	$945.9	$(181.0)	(19)%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2009	2008	Dollars	Percent
Net sales:
United States	$398.9	$465.1	$(66.2)	(14)%
Europe	112.5	171.3	(58.8)	(34)%
Japan	113.6	132.7	(19.1)	(14)%
Rest of Asia	58.8	67.0	(8.2)	(12)%
Other foreign countries	81.1	109.8	(28.7)	(26)%

	$764.9	$945.9	$(181.0)	(19)%

Net sales in the United States decreased $66.2 million (14%) to $398.9 million during the nine months ended September 30, 2009 compared to the same period in the prior year. The Company’s sales in regions outside of the United States decreased $114.8 million (24%) to $366.0 million during the first nine months of 2009 compared to the same period in 2008. This decrease in net sales in the United States and internationally is primarily attributable to the adverse effects of the weak global economy, including a $44.9 million decline in net sales as a result of unfavorable changes in foreign currency rates, primarily in Europe.

For the nine months ended September 30, 2009, gross profit decreased $141.1 million to $285.6 million from $426.7 million in the comparable period of 2008. Gross margin decreased to 37% in the first nine months of 2009 compared to 45% in the comparable period in 2008. The decrease in gross margin is primarily attributable to the unfavorable economic conditions and the resulting reduction in sales volume as well as the impact of unfavorable changes in foreign currency rates. In addition, gross margin was affected by various golf club promotions, price reductions taken on older golf clubs products combined with a shift in consumer spending to lower priced and lower margin products in 2009 compared to the prior year. These declines were partially offset by cost reductions on golf club component costs combined with more cost efficient golf club designs, as well as an overall improvement in manufacturing efficiencies as a result of the Company’s gross margin improvement initiatives. See “Segment Profitability” below for further discussion of gross margins. Gross profit for the nine months ended September 30, 2009 was negatively affected by charges of $4.3 million related to the Company’s gross margin improvement initiatives compared to $9.4 million for the comparable period in 2008.

Selling expenses decreased $22.4 million (10%) to $204.0 million in the nine months ended September 30, 2009 compared to $226.4 million in the comparable period of 2008. As a percentage of net sales, selling expenses increased to 27% during the nine months ended September 30, 2009 compared to 24% for the comparable period in 2008. The dollar decrease in selling expenses was primarily due to cost reductions taken by the Company during 2009, which included decreases of $11.2 million in advertising and promotional activities, $3.4 million in travel and entertainment, and $1.4 million in employee costs. In addition, consulting expenses decreased by $1.9 million and employee incentive compensation expense as well as sales commissions decreased by $3.0 million and $1.5 million, respectively, as a result of the decline in net sales during the first nine months of 2009 compared to the same period in the prior year.

General and administrative expenses decreased $5.7 million (9%) to $59.8 million in the nine months ended September 30, 2009 compared to $65.5 million in the comparable period of 2008. As a percentage of net sales, general and administrative expenses increased to 8% in the first nine months of 2009 compared to 7% in the comparable period of 2008. The dollar decrease was primarily due to cost reductions taken by the Company during in 2009, including $2.5 million in employee costs, as well as decreases in employee incentive compensation expense, travel and entertainment and legal expenses.

Research and development expenses increased $1.6 million (7%) to $23.7 million in the nine months ended September 30, 2009 compared to $22.1 million in the comparable period of 2008. As a percentage of sales, research and development expenses increased to 3% in the first nine months of 2009 compared to 2% in the comparable period of 2008. The dollar increase was primarily due to an increase in salaries and wages as a result of the Company’s entrance into the golf electronics market through the acquisition of uPlay, LLC, which was completed in December 2008.

Other expense improved by $2.6 million to expense of $1.0 million in the nine months ended September 30, 2009 from expense of $3.6 million reported in the comparable period of 2008. This improvement resulted from a decrease of $2.4 million in interest expense due to a decrease in average borrowings outstanding under the Company’s line of credit combined with a decline in interest rates during the first nine months of 2009 compared to the same period in the prior year. This improvement was partially offset by $1.9 million recognized in net foreign currency losses in the first nine months of 2009 compared to losses of $0.9 million recognized in the comparable period of 2008.

The effective tax rate for the nine months ended September 30, 2009 was 110.2% compared to 36.5% for the comparable period in 2008. The tax rate for 2009 was favorably impacted by certain discrete tax items recorded in the current period, including the lapse of state statutes of limitation for prior tax years and various audit settlements. The tax rate for 2008 was favorably impacted by the settlement of a tax examination for prior tax years. The relative impact of these discrete tax items on the effective tax rate was greater in 2009 as a result of a lower loss before income taxes reported for the nine months ended September 30, 2009, compared to significantly higher income before taxes reported in the comparable period in 2008.

Net income for the nine months ended September 30, 2009 decreased to $0.3 million from $69.3 million in the comparable period of 2008. Diluted earnings (loss) per share declined to a loss per share of $0.04 for the nine months ended September 30, 2009 compared to earnings per share of $1.08 for the comparable period in 2008. Net income and loss per share for the nine months ended September 30, 2009 were negatively affected by after-tax charges of $2.6 million ($0.04 per share) as a result of costs incurred in connection with the Company’s gross margin initiatives and $1.8 million ($0.03 per share) as a result of the workforce reductions announced in April 2009. In addition, net loss allocable to common shareholders and loss per share for the nine months ended September 30, 2009 were negatively affected by dividends on convertible preferred stock of $3.1 million ($0.05 per share). Net income and diluted earnings per share for the nine months ended September 30, 2008, were negatively impacted by after-tax charges of $5.9 million ($0.09 per share) related to costs associated with the implementation of the Company’s gross margin improvement initiatives.

Golf Clubs and Golf Balls Segments Results for the Nine Months Ended September 30, 2009 and 2008

The overall decrease in net sales during the nine months ended September 30, 2009 was primarily due to the weak global economy as discussed above and its continued adverse effects on consumer confidence and retailer demand, which negatively affected sales volumes and average selling prices as further discussed below. This decline in net sales was further exacerbated by an unfavorable shift in foreign currency rates as a result of the continued overall strengthening of the U.S. dollar against the foreign currencies in which the Company conducts its business during the first nine months of 2009 compared to the same period in 2008.

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2009	2008	Dollars	Percent
Net sales:
Woods	$191.6	$237.0	$(45.4)	(19)%
Irons	186.8	260.3	(73.5)	(28)%
Putters	71.2	88.8	(17.6)	(20)%
Accessories and other	168.8	178.7	(9.9)	(6)%

	$618.4	$764.8	$(146.4)	(19)%

The $45.4 million (19%) decrease in net sales of woods to $191.6 million for the nine months ended September 30, 2009 was primarily attributable to a decrease in average selling prices partially offset by an increase in sales volume in the first nine months of 2009 compared to the same period in the prior year. The decrease in average selling prices was primarily due to sales promotions initiated during 2009 and price reductions taken on older Fusion Technology drivers, fairway woods and hybrids during 2009. In addition, average selling prices were negatively affected by sales of FT-iQ drivers in the current year, which were offered at a lower price point compared to their predecessor, FT-i drivers in the prior year. The increase in sales volume was primarily due to the success of the sales promotions during 2009.

The $73.5 million (28%) decrease in net sales of irons to $186.8 million for the nine months ended September 30, 2009 was primarily attributable to a decrease in both average selling prices and sales volume in the first nine months of 2009 compared to the same period in the prior year. The decrease in average selling prices was primarily due to price reductions taken on the Company’s older irons products that were in the second year of their product lifecycles, primarily X-20 and Big Bertha irons combined with an unfavorable shift in product mix from sales of the more premium Fusion irons during the first nine months of 2008 to sales of lower priced X-series irons during the first nine months of 2009. The decrease in sales volume was primarily due to a decline in retailer demand and consumer spending in response to the ongoing unfavorable economic conditions, in addition to fewer irons products offered in 2009 compared to 2008.

The $17.6 million (20%) decrease in net sales of putters to $71.2 million for the nine months ended September 30, 2009 was primarily attributable to a reduction in both average selling prices and sales volume in the first nine months of 2009 compared to the same period in the prior year. The decrease in average selling prices was primarily attributable to an unfavorable shift in product mix from sales of the more premium Black Series putters during the first nine months of 2008 to sales of the lower priced Crimson putters during the comparable period in 2009. The decrease in sales volume was due to fewer putter models launched during the first nine months of 2009 compared to the first nine months of 2008 as well as a decline in retailer demand and consumer spending in response to the ongoing unfavorable economic conditions.

The $9.9 million (6%) decrease in net sales of accessories and other products to $168.8 million was primarily attributable to a decline in sales of golf apparel, golf bags, golf gloves as well as Callaway Golf packaged junior golf club sets and Top-Flite packaged recreational sets, which were both launched during the first half of 2008. These decreases were partially offset by sales of the Company’s new uPro GPS on-course measurement device introduced in 2009 as well as increased sales of Callaway Golf Collection accessories.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2009	2008	Dollars	Percent
Net sales:
Golf balls	$146.5	$181.1	$(34.6)	(19)%

The $34.6 million (19%) decrease in net sales of golf balls to $146.5 million for the nine months ended September 30, 2009 was primarily due to decreases of $25.7 million in Callaway Golf ball sales and $8.8 million in Top-Flite golf balls sales. These decreases were primarily due to decreases in average selling prices and sales volume for both Callaway Golf and Top-Flite golf balls. The decrease in average selling prices was negatively affected by a shift in mix as a result of the launch of moderately priced golf balls in 2009 compared to more premium golf balls in 2008 for both the Callaway Golf and Top-Flite brands. The decrease in sales volumes was affected by a decline in retailer demand and consumer spending in response to the ongoing unfavorable economic conditions in addition to fewer golf ball models launched during 2009 compared to 2008 for both the Callaway Golf and Top-Flite brands.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,				Growth (Decline)
	2009		2008		Dollars	Percent
Income (loss) before income taxes
Golf clubs	$46.1		$146.2		$(100.1)	(68)%
Golf balls	(6.9)		10.0		(16.9)	(169)%

	$39.2	(1)	$156.2	(1)	$(117.0)	(75)%

(1)	Amounts shown are before the deduction of corporate general and administration expenses and other income (expenses) of $42.1 million and $47.0 million for the nine months ended September 30, 2009 and 2008, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 16 to the Consolidated Condensed Financial Statements—”Segment Information” in this Form 10-Q.

Pre-tax income in the Company’s golf clubs operating segment decreased to $46.1 million for the nine months ended September 30, 2009 from $146.2 million for the comparable period in the prior year. This decrease was primarily attributable to a decline in net sales as discussed above combined with a decline in gross margin. The decline in gross margin is primarily due to sales promotions initiated during 2009 and the impact of unfavorable changes in foreign currency rates during the first nine months of 2009 compared to the same period in the prior year. These decreases in gross margin were partially offset by cost savings resulting from the Company’s gross margin improvement initiatives, including cost reductions on club components as a result of improved product designs, a favorable shift in golf club production to more cost efficient regions outside the U.S and an increase in labor efficiencies.

Pre-tax income (loss) in the Company’s golf balls operating segment decreased to a pre-tax loss of $6.9 million for the nine months ended September 30, 2009 from pre-tax income of $10.0 million for the comparable period in the prior year. The decrease in the golf balls operating segment pre-tax income is primarily due to a decline in net sales as discussed above as well as a decline in gross margin. The decline in gross margin was primarily due to various sales programs initiated during 2009 that offered a free gift card toward the purchase of golf product with the purchase of a dozen golf balls. This decline was partially offset by a favorable shift in golf ball production to more cost efficient regions outside the U.S.

Operating expenses related to both the golf club and golf ball segments decreased during the first nine months of 2009 compared to the same period in 2008 as a result of cost reductions taken by the Company, primarily related to advertising and promotional activities, employee costs, and travel and entertainment expenses as well as a decrease in employee incentive compensation expense.

The Company has continued to actively implement its gross margin improvement initiatives, which were announced during the fourth quarter of 2006. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed charges of $3.2 million and $1.1 million, respectively, during the first nine months of 2009 and $4.1 million and $5.4 million, respectively, during the comparable periods in 2008. In addition, in connection with the workforce reductions announced in April 2009, the Company recorded pre-tax charges of $2.8 million, of which $2.2 million and $0.6 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively, during the nine months ended September 30, 2009.

Financial Condition

The Company’s cash and cash equivalents increased $66.4 million (173%) to $104.7 million at September 30, 2009, from $38.3 million at December 31, 2008. This increase is primarily due to net proceeds of $134.1 million received from the Company’s Preferred Stock offering completed in June 2009 (see Note 2 to the Consolidated Condensed Financial Statements—“Preferred Stock Offering” in this Form 10-Q). This increase was partially offset by a $69.0 million decrease in net income during the nine months ended September 30, 2009 compared to the same period of the prior year. The Company used the cash generated from operating activities as well as proceeds from the Preferred Stock offering to pay the total amount outstanding under its line of credit and to fund $29.8 million in capital expenditures during the period. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facilities, as deemed necessary (see further information on the Company’s credit line below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of September 30, 2009, the Company’s net accounts receivable increased $34.9 million to $155.0 million from $120.1 million as of December 31, 2008. The increase in accounts receivable reflects the general seasonality of the business and is primarily attributable to net sales of $190.9 million during the third quarter of 2009 compared to net sales of $171.3 million during the fourth quarter of 2008. The Company’s net accounts receivable increased by $2.3 million as of September 30, 2009 compared to the Company’s net accounts receivable as of September 30, 2008. This increase was primarily attributable to longer payment terms offered to customers in 2009 compared to the same period in the prior year.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s net inventory decreased $58.5 million to $198.7 million as of September 30, 2009 compared to $257.2 million as of December 31, 2008. This decrease is consistent with the seasonality of the Company’s business. The Company’s net inventory decreased by

$21.6 million as of September 30, 2009 compared to the Company’s net inventory as of September 30, 2008. Improvements in the Company’s supply chain have helped to mitigate the impact of the decline in sales in the current year, with only a slight increase in net inventories as a percentage of trailing twelve months net sales to 21.2% as of September 30, 2009 from 19.7% as of September 30, 2008. The Company believes this increase is reasonable given the decline in net sales as a result of the unfavorable economic conditions and the negative impact of foreign currency exchange rates on net sales as discussed in the results of operations above, combined with the impact of apparel inventory associated with the transition to the Company’s partnership with Perry Ellis in 2009.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s primary credit facility is a $250.0 million Line of Credit with a syndicate of eight banks under the terms of the November 5, 2004 Amended and Restated Credit Agreement (as subsequently amended, the “Line of Credit”). The Line of Credit is not scheduled to expire until February 15, 2012.

The lenders in the syndicate are Bank of America, N.A., Union Bank of California, N.A., Barclays Bank, PLC, JPMorgan Chase Bank, N.A., US Bank, N.A., Comerica West Incorporation, Fifth Third Bank, and Citibank, N.A. To date, all of the banks in the syndicate have continued to meet their commitments under the Line of Credit despite the recent turmoil in the financial markets. If any of the banks in the syndicate were unable to perform on their commitments to fund the Line of Credit, the Company’s liquidity would be impaired, unless the Company were able to find a replacement source of funding under the Line of Credit or from other sources.

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

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended September 30, 2009, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on September 30, 2009, was $50.0 million. As of September 30, 2009, the Company had no outstanding borrowings under the Line of Credit and had $104.7 million of cash on hand. As of September 30, 2009, the Company remained in compliance with the consolidated leverage ratio as well as with the interest coverage ratio covenants. Because the Company remained in compliance within these financial covenants, as of October 1, 2009, the Company had full access to the $250.0 million under the Line of Credit.

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of September 30, 2009, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

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

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2.2 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $0.7 million as of September 30, 2009, of which $0.3 million was included in other current assets and $0.4 million in other long-term assets in the accompanying consolidated condensed balance sheet.

On June 15, 2009, the Company sold 1.4 million shares of 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “Preferred Stock”). The Company received gross proceeds of $140.0 million and incurred costs of $5.9 million. The terms of the Preferred Stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. Subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law, dividends on the Preferred Stock will be payable quarterly in arrears, beginning on September 15, 2009.

The Preferred Stock is convertible at any time at the holder’s option into Common Stock of the Company at an initial conversion rate of 14.1844 shares of Callaway’s Common Stock per share of Preferred Stock, which is equivalent to an initial conversion price of approximately $7.05 per share.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of September 30, 2009 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations(1)	$97.3	$47.8	$37.0	$12.5	$—
Operating leases(2)	23.9	9.1	7.2	3.1	4.5
Uncertain tax contingencies(3)	16.2	4.4	0.8	6.6	4.4
Deferred compensation(3)	7.2	0.3	0.4	0.3	6.2

Total	$144.6	$61.6	$45.4	$22.5	$15.1

(1)

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

(2)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under noncancelable operating leases.
(3)	Amount represents total uncertain income tax positions related to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 740. For further discussion see Note 6 to the Consolidated Condensed Financial Statements—“Income Taxes” in this Form 10-Q.
(4)	The Company has an unfunded, nonqualified deferred compensation plan. The plan allows officers, certain other employees and directors of the Company to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets and was $7.8 million at September 30, 2009. The liability for the deferred compensation is included in long-term liabilities and was $7.2 million at September 30, 2009. As of October 1, 2009, the Company terminated the nonqualified deferred compensation plan.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to Golf Entertainment International Limited (see Note 9 “Investments” to the Consolidated Condensed Financial Statements). In addition, in connection with the uPlay acquisition, the Company could be required to pay an additional purchase price of up to $10.0 million based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011 (see Note 5 “Business Acquisitions” to the Consolidated Condensed Financial Statements). The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended September 30, 2009 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 12 “Commitments and Contingencies” to the Notes to Consolidated Condensed Financial Statements and “Legal Proceedings” in Item 1 of Part II in this Form 10-Q.

Sufficiency of Liquidity

Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its current or future financing facilities, will be sufficient to finance current operating requirements, required capital expenditures, contractual obligations and commercial commitments, for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments (including noncompliance with the financial covenants under its Line of Credit), general economic trends, foreign currency exchange rates, or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see above, “Sources of Liquidity”.)

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $40.0 million for the year ended December 31, 2009. Of this amount, approximately $15.0 million will be used in support of the Company’s building improvement and consolidation projects. The remaining amount will be used for capital expenditures in support of the Company’s ongoing operating requirements.

Off-Balance Sheet Arrangements

During the fourth quarter of 2006, the Company made an investment in Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company acquired Preferred Shares of GEI for approximately $10.0 million. The Company accounts for this investment under the cost method in accordance with ASC Topic 325, “ Investments—Other” and reflected the investment balance in other long-term assets in the consolidated condensed balance sheet as of September 30, 2009 and December 31, 2008 included in this Form 10-Q. In February 2008, the Company and another GEI shareholder entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8.0 million for a loan that was issued to a subsidiary of GEI. The Company has an agreement with another shareholder of GEI pursuant to which such shareholder would reimburse the Company in certain circumstances for up to $2.5 million for amounts the Company is required to pay under the letter of credit. In January 2009, the Company extended the letter of credit agreement for an additional year through February 2010.

In addition, at September 30, 2009, the Company had total outstanding commitments on non-cancelable operating leases of approximately $23.9 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 9 years expiring at various dates through November 2017, with options to renew at varying terms.

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

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to foreign currency exchange rate risks (see Note 15 “Derivatives and Hedging” to the Notes to Consolidated Condensed Financial Statements) that could impact the Company’s results of operations. The Company’s risk management strategy includes the use of derivative financial instruments, including forward foreign currency exchange contracts to hedge certain of these exposures. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company’s hedging activities can reduce, but will not eliminate, the effects of foreign currency fluctuations. The extent to which the Company’s hedging activities mitigate the effects of changes in foreign currency exchange rates varies based upon many factors, including the amount of transactions being hedged. The Company generally only hedges a limited portion of its international transactions. Based upon current rates, management expects that foreign currency rates for financial reporting purposes will have a significant negative impact upon the Company’s consolidated reported financial results in 2009 compared to 2008 (see above, “Results of Operations” contained in Item 2).

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies) as well as reported results in the Company’s consolidated condensed financial statements due to the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of forward foreign currency exchange rate contracts to hedge transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars and Australian Dollars. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business. Foreign currency derivatives are used only to meet the Company’s objectives of reducing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts generally mature within twelve months from their inception.

At September 30, 2009 and 2008, the notional amounts of the Company’s foreign exchange contracts used to hedge outstanding balance sheet exposures (including payments due on intercompany transactions from certain wholly-owned foreign subsidiaries and payments due from customers that are denominated in foreign currencies), were approximately $82.3 million and $62.3 million, respectively. At September 30, 2009 and 2008, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2009 through its derivative financial instruments. The estimated maximum one-day loss from the Company’s foreign currency derivative financial instruments, calculated using the sensitivity analysis model described above, is $8.9 million at September 30, 2009. The portion of the estimated loss associated with the foreign exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $8.9 million at September 30, 2009 and would impact earnings. The Company believes that such a hypothetical loss from its derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2009, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 9, 2006, Callaway Golf filed a complaint in the United States District Court in Delaware (Case No. C.A. 06-91) asserting patent infringement claims against Acushnet, a wholly owned subsidiary of Fortune Brands, alleging that Acushnet’s Titleist Pro V1 family of golf balls infringed nine claims contained in four golf ball patents owned by Callaway Golf. Acushnet later stipulated that the Pro V1 golf balls infringed the nine asserted claims, and the case proceeded to trial on the sole issue of validity. On December 14, 2007, a jury found that eight of the nine patent claims asserted by the Company against Acushnet were valid, holding one claim invalid. The District Court entered judgment in favor of the Company and against Acushnet on December 20, 2007. On November 10, 2008, the District Court entered an order, effective January 1, 2009, permanently enjoining Acushnet from further infringing those patent claims, while at the same time denying Acushnet’s motions for a new trial and for judgment as a matter of law. Acushnet appealed the District Court’s judgment to the Federal Circuit (Appeal No. 2009-1076). On August 14, 2009, the Federal Circuit affirmed in part, reversed in part and remanded the case for a new trial. The Federal Circuit affirmed the trial court’s rulings with respect to claim construction, evidentiary rulings made during the trial and rejected Acushnet’s motion for judgment as a matter of law, but ruled that the jury’s inconsistent verdicts and an error granting partial summary judgment on Acushnet’s anticipation defense required the case against Acushnet to be retried. As a result of its ruling, the Federal Circuit also vacated the permanent injunction. The Federal Circuit refused Acushnet’s petition to rehear the case and it has now been returned to the District Court and is scheduled to be retried during the last half of March 2010.

While the Company has been successful thus far at the trial court level, prevailed on many issues on appeal, and believes that it will prevail on retrial, there is no assurance that the Company will ultimately prevail or be awarded any damages in this matter.

Acushnet has also filed requests for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the four patents asserted in the litigation. The Company believes that if it secures a favorable final decision before all appeals associated with the reexaminations are completed, the reexamination process will be terminated with respect to the patent claims at issue in the litigation. In the meantime, an examiner at the PTO has issued decisions rejecting the claims of four of the patents. All four patents are the subject of appeals pending before the Board of Patent Appeals and Interferences (“BPAI”). The Company continues to believe that the administrative process will take time and that at least some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will eventually be affirmed. If the BPAI does not affirm the claims in the patents subject to reexamination, an appeal will be taken by the Company to the Federal Circuit.

On March 3, 2009, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-131, asserting claims against Acushnet for patent infringement. Specifically, the Company asserts that two golf ball patents acquired from Top Flite are infringed by Acushnet’s sale of interim versions of its Titleist Pro V1 golf balls, introduced after entry of the Court’s permanent injunction as well as by 2009 versions of those golf balls introduced in the spring of 2009. The Company is seeking damages and an injunction to prevent infringement by Acushnet. Acushnet’s response to the complaint was filed on April 17, 2009, and the case is in the discovery phase. Trial has been set for March 2012.

Acushnet has filed requests for reexamination with the PTO challenging the validity of the two patents asserted by the Company in the new litigation filed against Acushnet. The PTO has issued office actions with respect to each of the patents to which the Company has responded.

On March 3, 2009, Acushnet filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-130, asserting claims against the Company for patent infringement. Specifically, Acushnet asserts that the Company’s sale of the Tour i and Tour ix golf balls infringe nine Acushnet golf ball patents. Acushnet then dropped one of the patents, but expanded its infringement contentions to allege that seven other models of the Company’s golf balls, using Callaway Golf’s proprietary HX surface geometry, infringe five of the Acushnet patents asserted in the new suit. Acushnet is seeking damages and an injunction to prevent alleged infringement by the Company. The Company’s response to the complaint was filed on April 17, 2009, and the case has been consolidated for discovery and pretrial with Callaway Golf’s March 3, 2009 case against Acushnet, described above. The case has been set for trial in March 2012. The district court has not yet determined whether the cases will be tried together or separately.

On February 27, 2007, the Company and Dailey & Associates (the Company’s former advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07CV0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contend that the Company is required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services,” and to make contributions to the Plans based upon a percentage of that total amount. The Company is seeking a declaration that it, and its advertising agency, are not required to contribute to the Plans based on amounts paid by the Company to professional golfers for acting services beyond the contributions already made, or alternatively, are entitled to restitution for all contributions previously made to the Plans because the Plans had no authority to demand contributions based on amounts paid by the Company in any event. The Plans filed a counterclaim against Dailey & Associates and the Company to compel an audit and to recover unpaid Plan contributions based on amounts paid by the Company to the professional golfers, as well as liquidated damages, interest, and reasonable audit and attorneys’ fees. The Company and Dailey & Associates agreed to dismiss their claims against SAG in return for SAG’s agreement to be bound by the result of the litigation with the Plans. Because the Company was not a signatory to the SAG collective bargaining agreement, and was not in contractual privity with SAG or the Plans, on July 3, 2009 the Court granted the Company’s motion to dismiss the Plans’ complaint, resulting in dismissal of the Plans’ action against the Company and a favorable resolution of the Company’s action against the Plans. At the same time, however, the Court denied Dailey & Associates’ motion to dismiss, because it was a SAG signatory. As a result of the Court’s ruling, the trial of the matter will be limited to the issue of whether the Plans had the contractual right, pursuant to the collective bargaining agreement, to seek contributions from Dailey & Associates based on amounts paid by the Company to professional golfers over and above what it agreed they would be paid for appearing in television commercials. The Court has set the case for a bench trial on January 12, 2010. The Company continues to participate in the case due to its contractual indemnity of Dailey & Associates.

On May 8, 2008, Kenji Inaba filed a suit against Callaway Golf Japan in the Osaka District Court in Japan. Inaba has alleged that certain golf balls sold by Callaway Golf Japan with a hex aerodynamic pattern infringe his Japanese utility design patent No. 3,478,303 and his Japanese design patent No. 1,300,582. Inaba is seeking damages pursuant to a royalty based on sales. The Court conducted hearings to consider the respective positions of the parties on infringement, non-infringement and invalidity. Callaway Golf Japan has also filed a proceeding with the Japan Patent and Trademark Office seeking to invalidate the patents in suit. The Japan Patent and Trademark Office has ruled that the asserted claims in the Inaba patents are invalid. The Osaka District Court has also issued a ruling terminating the proceedings. A final judgment on the case is expected soon.

On July 11, 2008, the Company was sued in the Eastern District of Texas by Nicholas Colucci, dba EZ Line Putters, pursuant to a complaint asserting that the Odyssey White Hot XG No. 7, White Hot XG (Long) No. 7, Black Series i No. 7, and White Hot XG Sabertooth putters infringe U.S. Patent No. 4,962,927. The complaint also alleges that the Company’s Marxman putters infringe the alleged trade dress of plaintiff’s EZ Line putters. The Company responded to the complaint on September 5, 2008, denying that it infringes the patent or trade dress. The Court has set a trial date of March 1, 2010.

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

On June 2, 2009, the Company was sued in the United States District Court for the Eastern District of Pennsylvania, case no. 09-2454, by Greenkeepers, Inc. and Greenkeepers of Delaware, LLC asserting that the Company is infringing U.S. Patent number RE40,407, relating to the golf spikes used in the Company’s golf shoes. The Company answered the complaint on June 23, 2009 denying infringement. The Company tendered the matter to its golf spike vendor, Softspikes LLC, which has accepted the defense while reserving its rights pursuant to an indemnity agreement between the parties. The court has not yet set a trial date.

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

Certain Factors Affecting Callaway Golf Company

The Company has included in Part II, Item 1A of the Company’s quarterly report on Form 10-Q for the period ended June 30, 2009, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-Q for the period ended June 30, 2009 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

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

During the three months ended September 30, 2009, the Company did not repurchase any additional shares of its common stock under the November 2007 repurchase program. The Company remained authorized to repurchase up to an additional $75.9 million of its common stock under this program as of September 30, 2009.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On September 10, 2009, the Company held a special meeting of shareholders to obtain approval for the issuance of the shares of the Company’s common stock issuable upon conversion of the Company’s 7.50% Series B Cumulative Perpetual Convertible Preferred Stock that equaled or exceeded 20% of the voting power of the number of shares of the Company’s common stock outstanding immediately prior to the original issuance of the Preferred Stock.

The voting results for the above proposal were as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
47,549,745	846,683	71,649	—

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

4.1	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

4.2	Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 13, 2009 (file no. 1-10962).

4.3	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

4.4	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

4.5	Registration Rights Agreement, dated June 15, 2009, between the Company and Lazard Capital Markets LLC, incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3, as filed with the Commission on September 10, 2009 (file no. 333-161848).

10.1	Officer Employment Agreement, effective as of May 1, 2008, by and between Callaway Golf Company and Jeffrey M. Colton, as amended on January 26, 2009 and further amended on August 7, 2009.†

31.1	Certification of George Fellows pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/S/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Senior Executive Vice President and Chief Financial Officer

Date: November 3, 2009

EXHIBIT INDEX

Exhibit	Description
10.1	Officer Employment Agreement, effective as of May 1, 2008, by and between Callaway Golf Company and Jeffrey M. Colton, as amended on January 26, 2009 and further amended on August 7, 2009.

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.