Form 10-K
period 2009-12-31
CALLAWAY GOLF CO
filed 2010-02-26
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the Registrant’s common stock held by nonaffiliates of the Registrant was $319,548,817 based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers, shares held in treasury, and shares held by the Company’s grantor stock trust without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.

As of January 31, 2010, the number of shares of the Registrant’s common stock and preferred stock outstanding was 64,392,830 and 1,400,000, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“Commission”) pursuant to Regulation 14A in connection with the Registrant’s 2010 Annual Meeting of Shareholders, which is scheduled to be held on May 18, 2010. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2009.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, the funding of future operations, as well as estimated unrecognized stock compensation expense, projected capital expenditures, future contractual obligations, improvements in future economic conditions, financial results and foreign currency rates, as well as the ability to manage costs or invest in future initiatives are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in foreign currency rates, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including those affecting the implementation of the Company’s gross margin initiatives, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in this report, as well as the Company’s other reports on Forms 10-Q and 8-K subsequently filed with the Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Better Game By Design—A Passion For Excellence—Anypoint—Apex—Ben Hogan—BH—Big Bertha—Big Bertha Diablo—Black Series—Black Series i- Callaway—Callaway Collection—Callaway Golf—Callaway uPro GO—C Grind-Chev—Chev 18-Chevron Device—Crimson Series—Demonstrably Superior and Pleasingly Different—Diablo Edge-Diablo Forged-Dimple-in-Dimple—Divine Line—Eagle-ERC—Explosive Distance. Amazing Soft Feel—Flying Lady—FTi-brid—FTiQ—FTiZ—FT Performance-FT Tour-FT-5—FT-9—Freak—Fusion—Game Series—Gems—Great Big Bertha—Heavenwood—Hogan—HX—HX Bite-HX Hot Plus—HX Hot Bite—IMIX—Legacy—Legacy Aero—Legend—Marksman—Never Lay Up—Number One Putter in Golf—Odyssey—OptiFit-ORG.14—Rossie—S2H2—Sabertooth—SRT—SenSert—Solaire—Squareway—Steelhead—Strata—Stronomic—Sure-Out—Teron—TF design—Tech Series—Top-Flite—Top-Flite D2—Top-Flite XL—Tour Authentic—Tour Deep—Tour i—Tour i(S)—Tour iX—Tour i(Z)—Trade In! Trade Up!—Tru Bore—Tunite—uPro—VFT—War Bird—Warbird—Warmsport—White Hot—White Hot Tour—White Hot XG—White Ice—Windsport—World’s Friendliest—X-20—X-20 Tour—X-22—X-22 Tour— XL5000—XJ Series—XL Extreme—X-Forged—X Hot—X Prototype—X-Series—X-Series Jaws-X-SPANN—Xtra Traction Technology—X-Tour—XTT—Xtra Width Technology—XWT-2-Ball—2-Ball F7.

CALLAWAY GOLF COMPANY

PART I

Item 1.	Business

Callaway Golf Company (the “Company” or “Callaway Golf”) was incorporated in California in 1982 with the main purpose of designing, manufacturing and selling high quality golf equipment. The Company became a publicly traded corporation in 1992, and in 1997, the Company acquired substantially all of the assets of Odyssey Sports, Inc., which manufactured and marketed the Odyssey brand of putters and wedges. The Company reincorporated in Delaware on July 1, 1999 and in 2000, the Company entered the golf ball business with the release of its first golf ball product. In 2003, the Company acquired through a court-approved sale substantially all of the golf-related assets of the TFGC Estate Inc. (f/k/a The Top-Flite Golf Company, f/k/a Spalding Sports Worldwide, Inc.), which included golf ball manufacturing facilities, the Top-Flite and Ben Hogan brands, and all golf-related patents and trademarks (the “Top-Flite Acquisition”). In 2008, the Company acquired certain assets and liabilities of uPlay, LLC, a developer and marketer of global positioning system (“GPS”) range finders.

Today, the Company, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls, and also sells golf accessories (such as GPS range finders, golf bags, gloves, footwear, apparel, headwear, eyewear, towels and umbrellas) under the Callaway, Odyssey, Top-Flite, Ben Hogan, and uPro brand names. The Company generally sells its products to retailers, directly and through its wholly-owned subsidiaries, and to third-party distributors. The Company sells pre-owned golf products through its website, www.callawaygolfpreowned.com. In addition, in November of 2006, the Company launched an online store, where consumers can place an order for Callaway Golf, Top-Flite, Ben Hogan and Odyssey products through its website Shop.CallawayGolf.com and have the order fulfilled by a local participating retailer or, in certain circumstances, by the Company. The Company also licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf and lifestyle products, including apparel, watches, rangefinders, practice aids and travel gear. The Company’s products are sold in the United States and in over 100 countries around the world.

Financial Information about Segments and Geographic Areas

Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 18 to the Company’s Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007 (“Consolidated Financial Statements”), which note is incorporated herein by this reference and is included as part of Item 8—“Financial Statements and Supplementary Data.”

Products

The Company designs, manufactures and sells high quality golf clubs and golf balls, and designs and sells golf accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s products are designed for golfers of all skill levels, both amateur and professional.

The following table sets forth the contribution to net sales attributable to the principal product groups for the periods indicated:

	Year Ended December 31,
	2009		2008		2007
	(Dollars in millions)
Drivers and fairway woods	$223.6	24%	$268.3	24%	$305.9	27%
Irons	234.0	25%	308.5	28%	309.6	27%
Putters	98.1	10%	101.7	9%	109.1	10%
Golf balls	180.9	19%	223.1	20%	213.1	19%
Accessories and other	214.2	22%	215.6	19%	186.9	17%

Net sales	$950.8	100%	$1,117.2	100%	$1,124.6	100%

For a discussion regarding the changes in net sales for each product group from 2009 to 2008 and from 2008 to 2007, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.

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

Irons. This product category includes sales of the Company’s irons and wedges, which are sold under the Callaway Golf, Top-Flite and Ben Hogan brands. The Company’s irons are generally made of metal (either titanium, steel or special alloy) or a composite material (a combination of metal and polymer materials). The Company’s products compete at various price levels in the irons category. In general, the Company’s composite metal, titanium and special alloy irons sell at higher price points than its steel irons. The Company’s irons are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current iron products conform to the current rules of the USGA and the R&A. The USGA and the R&A recently changed the Rules of Golf to gradually eliminate the use of certain groove designs that have been commonly used by the Company and other golf club manufacturers in irons and wedges. While models introduced prior to 2010 will still be deemed to conform to the Rules of Golf until at least 2024 so long as they are made and sold prior to 2011, models introduced in 2010 or thereafter will be required to meet the new groove standards. For further discussion on certain risks associated with product design and development, see below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Putters. This product category includes sales of the Company’s putters, which are sold under the Odyssey and Top-Flite brands. The Company’s products compete at multiple price levels in the putters’ category. The Company’s putters are available in a variety of styles, shafts and other specifications to accommodate the preferences and skill levels of all golfers. All of the Company’s current putter products conform to the current rules of the USGA and the R&A.

Golf Balls. This product category includes sales of the Company’s golf balls, which are primarily sold under the Callaway Golf and Top-Flite brands. The Company’s golf balls are generally either a 2-piece golf ball (consisting of a core and cover) or a multilayer golf ball (consisting of two or more components in addition to the cover). The Company’s golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate innovative designs, including the Company’s proprietary HEX Aerodynamics (i.e., a lattice of tubes that form hexagons and pentagons), dimple-in-dimple, sub-hex and deep dimple technologies. The Company’s products compete at all price levels in the golf ball category. In general, the Company’s multilayer golf balls sell at higher price points than its 2-piece golf balls. All of the Company’s current golf ball products conform to the current rules of the USGA and the R&A.

Accessories and Other. This product category includes sales of golf bags, golf gloves, golf footwear, GPS on-course range finders, golf and lifestyle apparel, recreational club sets, headwear, towels, umbrellas, eyewear and other accessories, as well as sales of pre-owned products through Callaway Golf Interactive, Inc. Additionally, this product category includes royalties from licensing of the Company’s trademarks and service marks on products such as golf and lifestyle apparel, watches, travel gear, rangefinders and practice aids.

Product Design and Development

Product design at the Company is a result of the integrated efforts of its brand management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created a work environment in which new ideas are valued and explored. In 2009, 2008 and 2007, the Company invested $32.2 million, $29.4 million and $32.0 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new products.

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

Manufacturing

In connection with the Company’s gross margin improvement initiatives, the Company has aggressively moved its production capabilities for both golf clubs and golf balls to other locations and to third parties outside the United States in order to meet regional demand and reduce costs. As a result, during 2009, more than half of the Company’s golf club and golf ball production volume was generated at third-party sites outside the United States. The Company continues to produce a significant amount of its golf clubs and golf balls at its facilities in Carlsbad, California and Chicopee, Massachusetts, respectively.

In general, the Company’s golf clubs are assembled using components obtained from suppliers both internationally and within the United States. Significant progress has been made in automating certain facets of the manufacturing process during the last few years and continued emphasis will be placed on automated manufacturing by the Company. However, the overall golf club assembly process remains fairly labor intensive, and requires extensive global supply chain coordination. With respect to golf balls, although a significant amount of labor is still used, the overall manufacturing process is much more automated than the golf club assembly process.

The Company purchases raw materials from numerous domestic and international suppliers in order to meet scheduled production needs. Raw materials include steel, titanium alloys and carbon fiber for the manufacturing of golf clubs, and rubber, plastic ionomers, zinc sterate, zinc oxide and lime stone for the manufacturing of golf balls. For certain risks associated with golf club and golf ball manufacturing, see below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Sales and Marketing

Sales in the United States

Approximately 50% of the Company’s net sales were derived from sales within the United States in both 2009 and 2008, and approximately 53% in 2007. The Company primarily sells to both on- and off-course golf retailers and sporting goods retailers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. The Company also sells certain products to mass merchants. On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 6% of the Company’s consolidated revenues in 2009, 5% in 2008 and 3% in 2007. On a segment basis, the golf ball customer base is much more concentrated than the golf club customer base. In 2009, the top five golf ball customers accounted for approximately 22% of the Company’s total consolidated golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

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

The Company maintains various sales programs including a Preferred Retailer Program. The Preferred Retailer Program offers longer payment terms during the initial sell-in period, as well as potential rebates and discounts, for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training.

Sales Outside of the United States

Approximately 50% of the Company’s net sales were derived from sales for distribution outside of the United States in both 2009 and 2008, and approximately 47% in 2007. The Company does business (either directly or through its subsidiaries and distributors) in more than 100 countries around the world. The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will continue to be an important element in the future growth and success of the Company.

The majority of the Company’s international sales are made through its wholly-owned subsidiaries located in Europe, Japan, Canada, Korea, Australia, China, Malaysia and Thailand. In addition to sales through its subsidiaries, the Company also sells through distributors in over 60 foreign countries, including Singapore, Taiwan, the Philippines, South Africa, Argentina and various countries in South America. Prices of golf clubs and balls for sales by distributors outside of the United States generally reflect an export pricing discount to compensate international distributors for selling and distribution costs. A change in the Company’s relationship with significant distributors could negatively impact the volume of the Company’s international sales.

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

Sales of Pre-Owned and Outlet Golf Clubs

The Company sells certified pre-owned Callaway Golf products in addition to golf and lifestyle apparel and golf-related accessories through its websites, www.callawaygolfpreowned.com and www.callawaygolfoutlet.com. The Company generally acquires the pre-owned products through the Company’s Trade In! Trade Up! program, which gives golfers the opportunity to trade in their used Callaway Golf clubs and certain competitor golf clubs at authorized Callaway Golf retailers or through the Callaway Golf Pre-Owned website for credit toward the purchase of new or pre-owned Callaway Golf equipment. The website for this program is www.tradeintradeup.com.

Online Store

The Company has a relationship with its network of authorized U.S. retailers in which consumers are linked to golf retailers through the Company’s website, Shop.CallawayGolf.com. The website allows consumers to place an order and have it fulfilled by a local participating retailer, or in certain circumstances by the Company itself. The website offers the full line of Callaway Golf, Top-Flite and Odyssey products, including drivers, fairway woods, hybrids, irons, golf balls, footwear, eyewear, golf and lifestyle apparel and golf-related accessories, including uPro GPS on-course range finders.

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

Competition

The golf club markets in which the Company competes are highly competitive and are served by a number of well-established and well-financed companies with recognized brand names. With respect to drivers, fairway woods and irons, the Company’s major competitors are TaylorMade, Ping, Acushnet (Titleist and Cobra brands), SRI Sports Limited (Cleveland and Srixon brands), Mizuno, Bridgestone and Nike. For putters, the Company’s major competitors are Titleist, Ping and TaylorMade. In addition, the Company also competes with SRI Sports Limited (Dunlop brand) and Yamaha among others in Japan and throughout Asia. The Company believes that it is the leader, or one of the leaders, in every golf club market in which it competes.

The golf ball business is also highly competitive. There are a number of well-established and well-financed competitors, including Acushnet (Titleist and Pinnacle brands), SRI Sports Limited (Dunlop and Srixon brands), Bridgestone (Bridgestone and Precept brands), Nike, TaylorMade and others. These competitors compete for market share in the golf ball business, with Acushnet having a market share of over 50% of the golf ball business in the United States and a leading position in other regions outside the United States. The Company’s golf ball products continue to be well received by both professional and amateur golfers alike, and continue to receive a significant degree of usage on the major professional golf tours and maintained the number two position on the PGA Tour in 2009. In addition, the Company’s golf ball products remained number two in U.S. revenue market share in 2009.

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

For risks relating to competition, see below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Environmental Matters

The Company’s operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants (“Environmental Laws”). In the ordinary course of its manufacturing processes, the Company uses paints, chemical solvents and other materials, and generates waste by-products, that are subject to these Environmental Laws. In addition, in connection with the Top-Flite Acquisition, the Company assumed certain monitoring and remediation obligations at its manufacturing facility in Chicopee, Massachusetts.

The Company adheres to all applicable Environmental Laws and takes action as necessary to comply with these laws. The Company maintains an environmental and safety program and employs two full-time senior environmental engineers at its Carlsbad, California facility and a director of environmental, health and safety matters at its Chicopee, Massachusetts facility to manage the program. The environmental and safety program includes obtaining environmental permits as required, capturing and appropriately disposing of any waste by-products, tracking hazardous waste generation and disposal, air emissions, safety situations, material safety data sheet management, storm water management and recycling, and auditing and reporting on its compliance.

Historically, the costs of environmental compliance have not had a material adverse effect upon the Company’s business. Furthermore, the Company believes that the monitoring and remedial obligations it assumed in connection with the Top-Flite Acquisition did not have and are not expected to have a material adverse effect upon the Company’s business. The Company believes that its operations are in substantial compliance with all applicable Environmental Laws.

Sustainability

The Company believes it is important for the Company to conduct its business in an environmentally, economically, and socially sustainable manner. In this regard, the Company has implemented an environmental sustainability initiative which focuses on reductions of volatile organic compound (VOC) emissions, reductions of hazardous waste, reductions in water usage, improved recycling and expansion of its Green Chemistry initiative which involves the elimination or reduction of undesirable chemicals and solvents in favor of chemically similar functional alternatives. These efforts cross divisional lines and are visible in our facilities department through its Cool Planet Project (a partnership with our local utility company designed to encourage large industrial customers to install energy efficiency projects in return for cost effective, user-friendly assistance to measure and further reduce greenhouse gas emissions), in our manufacturing processes through automation and waste minimization, in our product development processes through design efficiency and specification of environmentally preferred substances, and in logistics improvements and packaging minimization. These programs are routinely monitored through metrics reporting and reviewed by senior management.

The Company also has two existing programs focusing on the community, the Callaway Golf Company Foundation and the Callaway Golf Company Employee Community Giving Department. Through these programs the Company and its employees are able to give back to the community through monetary donations and by providing community services. Information on both of these programs is available on the Company’s website at www.callawaygolf.com. By being active and visible in the community and by embracing the tenets of environmental stewardship, the Company believes it is acting in an economically sustainable manner.

Intellectual Property

The Company is the owner of approximately 3,000 U.S. and foreign trademark registrations and over 2,500 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Item 3—“Legal Proceedings” below and in Note 16 to the Company’s Consolidated Financial Statements, “Commitments and Contingencies—Legal Matters.”

The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. See below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Licensing

The Company from time to time, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf and lifestyle apparel, watches, travel gear, rangefinders and practice aids. With respect to its line of golf and lifestyle apparel, the Company has current licensing arrangements with Sanei International Co., Ltd. for a complete line of men’s and women’s apparel for distribution in Japan, Korea, China and other Asian Pacific countries, and Perry Ellis International for a complete line of men’s and women’s apparel for distribution in the United States.

In addition to apparel, the Company has also licensed its trademarks to, among others, (i) IZZO Golf for practice aids, (ii) TRG Accessories, LLC for a collection primarily consisting of travel gear, (iii) Fossil, Inc. for a line of Callaway Golf watches and clocks, (iv) Nikon Vision Co., Ltd. for rangefinders, and (v) Global Wireless Entertainment, Inc. for the creation of golf-related software and applications for wireless handheld devices and platforms. In addition, the Company designs and sells its own line of footwear and eyewear, and has entered into buying service agreements with Advanced Manufacturing Group Ltd. for footwear and MicroVision Optical Inc. for eyewear.

Employees

As of December 31, 2009, the Company and its subsidiaries had approximately 2,300 full-time and part-time employees. This number was reduced from 2,700 full-time and part-time employees as of December 31, 2008 in order to reduce costs to mitigate the negative impacts of the economy on the Company’s results of operations. The Company employs temporary workers as the business requires.

Historically, Callaway Golf employees have not been represented by unions. The golf ball manufacturing employees in Chicopee, Massachusetts, however, are unionized and are covered under a collective bargaining agreement, which is scheduled to expire on September 30, 2011. In addition, certain of the Company’s production employees in Canada and Australia are also unionized. The Company considers its employee relations to be good.

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

These marketplace conditions raise a number of issues that the Company must successfully manage. For example, the Company must properly anticipate consumer preferences and design products that meet those preferences while also complying with significant restrictions imposed by the Rules of Golf (see further discussion of the Rules of Golf below) or its new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, the Company’s R&D and supply chain groups face constant pressures to design, develop, source and supply new products that perform better than their predecessors—many of which incorporate new or otherwise untested technology, suppliers or inputs. Third, for new products to generate equivalent or greater revenues than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in the Company’s own inventory.

Should the Company not successfully manage all of the risk factors associated with this rapidly moving marketplace, the Company’s results of operations, financial condition and cash flows could be significantly adversely affected.

Unfavorable economic conditions could have a negative impact on consumer discretionary spending and therefore reduce sales of the Company’s products.

The Company sells golf clubs, golf balls and golf accessories. These products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxes, and consumer confidence in future economic conditions. Purchases of the Company’s products could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. Any significant decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in the Company’s international markets, could result in reduced sales of the Company’s products, which could have a negative impact on the Company’s results of operations, financial condition and cash flows.

A severe or prolonged economic downturn could adversely affect our customers’ financial condition, their levels of business activity and their ability to pay trade obligations.

The Company primarily sells its products to golf equipment retailers directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. Historically, the Company’s bad debt expense has been low. However, a prolonged downturn in the general economy could adversely affect the retail golf equipment market which in turn, would negatively impact the liquidity and cash flows of our customers, including the ability of our customers to obtain credit to finance purchases of our products and to pay their trade obligations. This could result in increased delinquent or uncollectible accounts for some of the Company’s significant customers. A failure by the Company’s customers to pay on a timely basis a significant portion of outstanding account receivable balances would adversely impact the Company’s results of operations, financial condition and cash flows.

The Company has significant international sales and purchases, and is exposed to currency exchange rate fluctuations.

A significant portion of the Company’s purchases and sales are international purchases and sales, and the Company conducts transactions in approximately 14 currencies worldwide. Conducting business in such various currencies exposes the Company to fluctuations in foreign currency exchange rates relative to the U.S. dollar.

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

The Company’s primary credit facility is comprised of a $250,000,000 Line of Credit with a syndicate of eight banks under the terms of the November 5, 2004, Amended and Restated Credit Agreement. The Line of Credit is scheduled to expire on February 15, 2012 and provides for revolving loans of up to $250,000,000, although actual borrowing availability can be effectively limited by the financial covenants contained therein, including a maximum consolidated leverage ratio and a minimum interest coverage ratio. Both the maximum consolidated leverage ratio and minimum interest coverage ratio are based in part upon the Company’s trailing four quarters’ earnings before interest, income taxes, depreciation and amortization, as well as other non-cash expense and income items as defined in the agreement governing the Line of Credit (“adjusted EBITDA”).

If the Company experiences a decline in revenues or adjusted EBITDA, the Company may have difficulty paying interest and principal amounts due on our Line of Credit or other indebtedness and meeting certain of the financial covenants contained in the Line of Credit. If the Company is unable to make required payments under the Line of Credit, or if the Company fails to comply with the various covenants and other requirements of the Line of Credit or other indebtedness, the Company would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof and increase the interest rate thereon. Any default under the Line of Credit or other indebtedness could have a significant adverse effect on the Company’s liquidity, business, operating results and financial condition and ability to make any dividend or other payments on the Company’s capital stock.

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

The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single sourced. Furthermore, some of the Company’s products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. In addition, many of the Company’s suppliers are not well capitalized and prolonged unfavorable economic conditions could increase the risk that they will go out of business. If current suppliers are unable to deliver clubheads, shafts or other components, or if the Company is required to transition to other suppliers, the Company could experience significant production delays or disruption to its business. The Company also depends on a single or a limited number of suppliers for the materials it uses to make its golf balls. Many of these materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company’s golf ball business. If the Company did experience any such delays or interruptions, the Company may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.

A significant disruption in the operations of the Company’s golf club assembly facilities in Carlsbad, California or its golf ball manufacturing facilities in Chicopee, Massachusetts could have a material adverse effect on the Company’s sales, profitability and results of operations.

A significant amount of the Company’s golf club products are assembled at and shipped from its facilities in Carlsbad, California and a significant amount of the Company’s golf ball products are manufactured at and shipped from its facilities in Chicopee, Massachusetts. Any natural disaster or other significant disruption to the operation of these facilities could substantially disrupt the Company’s global supply chain coordination for the relevant golf club or golf ball business segment, including damage to inventory at the respective facilities. In addition, the Company could incur significantly higher costs and longer delivery times associated with fulfilling orders and distributing product. As a result, a significant disruption at either of the Carlsbad, California or Chicopee, Massachusetts, facilities could adversely affect the Company’s sales, profitability and results of operations.

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

Golf Balls. The golf ball business is also highly competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated U.S. market share of approximately 50%. As the Company’s competitors continue to incur significant costs in the areas of advertising, tour and other promotional support, the Company will continue to incur significant expenses in both tour and advertising support and product development. Unless there is a change in competitive conditions, these competitive pressures and increased costs will continue to adversely affect the profitability of the Company’s golf ball business.

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

On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 6% of the Company’s consolidated revenues in 2009, 5% in 2008 and 3% in 2007. On a segment basis, the golf ball customer base is much more concentrated than the golf club customer base. In 2009, the top five golf ball customers accounted for approximately 22% of the Company’s total consolidated golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

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

The occurrence of a natural disaster, such as an earthquake, fire, flood or hurricane, or the outbreak of a pandemic disease, such as the H1N1 virus (Swine Flu), could significantly adversely affect the Company’s business. A natural disaster or a pandemic disease could significantly adversely affect both the demand for the Company’s products as well as the supply of the components used to make the Company’s products. Demand for golf products also could be negatively affected as consumers in the affected regions restrict their recreational activities and as tourism to those areas declines. If the Company’s suppliers experienced a significant disruption in their business as a result of a natural disaster or pandemic disease, the Company’s ability to obtain the necessary components to make its products could be significantly adversely affected. In addition, the occurrence of a natural disaster or the outbreak of a pandemic disease generally restricts the travel to and from the affected areas, making it more difficult in general to manage the Company’s international operations.

The Company’s business and operating results are subject to seasonal fluctuations.

The Company’s business is subject to seasonal fluctuations. The Company’s first quarter sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. Orders for many of these sales are received during the fourth quarter of the prior year. The Company’s second and third quarter sales generally represent reorder business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of products by the Company’s competitors. Retailers are sometimes reluctant to reorder the Company’s products in significant quantity when they already have excess inventory of products of the Company or its competitors. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of the Company’s key markets and rounds played are up. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like golf clubs, reorders of golf balls depend on the rate of sell-through. The Company’s sales during the fourth quarter are generally significantly less than the other quarters because in many of the Company’s principal markets fewer people are playing golf during that time of year due to cold weather. Furthermore, the Company generally announces its new product line in the fourth quarter to allow retailers to plan for the new golf season. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products or result in closeout sales at reduced prices.

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

The USGA and the R&A recently changed the Rules of Golf to gradually eliminate the use of certain groove designs that have been commonly used by the Company and other golf club manufacturers in irons and wedges. While models introduced prior to 2010 will still be deemed to conform to the Rules of Golf until at least 2024 so long as they are made and sold prior to 2011, models introduced in 2010 or thereafter will be required to meet the new groove standards. It will be difficult for the Company to anticipate how consumer demand will be affected by this change. There is no guarantee that the Company will properly anticipate demand for old versus new versions of its clubs during the periods when both are available for purchase, which could result in imbalanced inventories. This challenge will be made more difficult by the challenging macroeconomic environment affecting the golf industry globally during this time. It is also possible that the elimination of the older groove designs can impact ongoing consumer purchasing behavior, including the promptness with which consumers replace their older clubs in hopes of upgrading, and thereby reduce overall demand. If the Company has large inventories of older models in 2010 and the deadline to sell such models prior to 2011 is not extended, then it could be forced to discount those products heavily to guarantee sale prior to the deadline, write-off and destroy those products, or choose to continue to offer those products for sale past the deadline even though they are not in compliance with the Rules of Golf. Any of these scenarios could have a significant negative impact on the Company’s earnings and/or its brand.

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

The golf club industry, in general, has been characterized by widespread imitation of popular club designs. The Company has an active program of monitoring, investigating and enforcing its proprietary rights against companies and individuals who market or manufacture counterfeits and “knockoff” products. The Company asserts its rights against infringers of its copyrights, patents, trademarks, and trade dress. However, these efforts may not be successful in reducing sales of golf products by these infringers. Additionally, other golf club manufacturers may be able to produce successful golf clubs which imitate the Company’s designs without infringing any of the Company’s copyrights, patents, trademarks, or trade dress. The failure to prevent or limit such infringers or imitators could adversely affect the Company’s reputation and sales.

The Company may become subject to intellectual property suits that could cause it to incur significant costs or pay significant damages or that could prohibit it from selling its products.

The Company’s competitors also seek to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs and golf balls. As the Company develops new products, it attempts to avoid infringing the valid patents and other intellectual property rights of others. Before introducing new products, the Company’s legal staff evaluates the patents and other intellectual property rights of others to determine if changes are required to avoid infringing any valid intellectual property rights that could be asserted against the Company’s new product offerings. From time to time, third parties have claimed or may claim in the future that the Company’s products infringe upon their proprietary rights. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no significant interruptions in the Company’s business as a result of any claims of infringement. However, in the future, intellectual property claims could force the Company to alter its existing products or withdraw them from the market or could delay the introduction of new products.

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

•

increased difficulty in ensuring compliance by employees, agents and contractors with the Company’s policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act, local international environmental, health and safety laws, and increasingly complex regulations relating to the conduct of international commerce;

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

The Company and its subsidiaries conduct operations in both owned and leased properties. The Company’s principal executive offices and domestic operations are located in Carlsbad, California. In 2008, the Company began a building consolidation project in order to consolidate its campus into a more efficient layout. As a result of this project, during 2009, the Company completed the renovation of its headquarters building, which allowed the Company to vacate two of its leased buildings as of the end of 2009. The eight buildings utilized in the Company’s Carlsbad operations include corporate offices, the Company’s performance center, as well as manufacturing, research and development, warehousing and distribution facilities. These buildings comprise approximately 659,000 square feet of space. The Company owns five of these buildings, representing approximately 503,000 square feet of space. An additional three properties, representing approximately 156,000 square feet of space, are leased and the leases are scheduled to expire between February 2010 and November 2017.

The Company also owns a manufacturing plant, warehouse and offices that encompass approximately 869,000 square feet in Chicopee, Massachusetts. In May 2008, the Company announced the closure of its golf ball manufacturing facility in Gloversville, New York (approximately 70,000 square feet) following the Company’s decision to consolidate its golf ball operations into other existing locations within and outside the U.S. In addition, the Company owns and leases a number of other properties domestically and internationally, including properties in Australia, Canada, Japan, Korea, the United Kingdom, China, Thailand, Malaysia and India. The Company’s operations at each of these properties are used to some extent for both the golf club and golf ball businesses. The Company believes that its facilities currently are adequate to meet its requirements.

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

On February 9, 2006, Callaway Golf filed a complaint in the United States District Court in Delaware (Case No. C.A. 06-91) asserting patent infringement claims against Acushnet, a wholly owned subsidiary of Fortune Brands, alleging that Acushnet’s Titleist Pro V1 family of golf balls infringed nine claims contained in four golf ball patents owned by Callaway Golf. Acushnet later stipulated that the Pro V1 golf balls infringed the nine asserted claims, and the case proceeded to trial on the sole issue of validity. On December 14, 2007, a jury found that eight of the nine patent claims asserted by the Company against Acushnet were valid, holding one claim invalid. The District Court entered judgment in favor of the Company and against Acushnet on December 20, 2007. On November 10, 2008, the District Court entered an order, effective January 1, 2009, permanently enjoining Acushnet from further infringing those patent claims, while at the same time denying Acushnet’s motions for a new trial and for judgment as a matter of law. Acushnet appealed the District Court’s judgment to the Federal Circuit (Appeal No. 2009-1076). On August 14, 2009, the Federal Circuit affirmed in part, reversed in part and remanded the case for a new trial. The Federal Circuit affirmed the trial court’s rulings with respect to claim construction, evidentiary rulings made during the trial and rejected Acushnet’s motion for judgment as a matter of law, but ruled that the jury’s inconsistent verdicts and an error granting partial summary judgment on Acushnet’s anticipation defense required the case against Acushnet to be retried. As a result of its ruling, the Federal Circuit also vacated the permanent injunction. The Federal Circuit refused Acushnet’s petition to rehear the case. Acushnet filed a petition for review by the United States Supreme Court and Callaway Golf opposed the petition. Acushnet’s petition was denied on February 22, 2010. The District Court has set the matter for retrial on March 22-26, 2010. The retrial will include Callaway Golf’s claim for damages and Acushnet’s defenses.

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

On March 3, 2009, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-131, asserting claims against Acushnet for patent infringement. Specifically, the Company asserts that two golf ball patents acquired from Top Flite are infringed by Acushnet’s sale of Titleist Pro V1 golf balls introduced after entry of the Court’s permanent injunction referenced above. In the second suit, the Company is seeking damages and an injunction to prevent infringement by Acushnet. Acushnet’s response to the complaint was filed on April 17, 2009, and the case is in the discovery phase. Trial has been set for March 2012.

Acushnet has filed requests for reexamination with the PTO challenging the validity of the two patents asserted by the Company in the new litigation filed against Acushnet. The PTO has issued office actions with respect to each of the patents to which the Company has responded.

On March 3, 2009, Acushnet filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-130, asserting claims against the Company for patent infringement. Specifically, Acushnet asserts that the Company’s sale of the Tour i and Tour ix golf balls infringe nine Acushnet golf ball patents. Acushnet has since dropped one of the patents, but expanded its infringement contentions to allege that seven other models of the Company’s golf balls, using Callaway Golf’s patented HX surface geometry, infringe five of the Acushnet patents asserted in the new suit. Acushnet is seeking damages and an injunction to prevent alleged infringement by the Company. The Company’s response to the complaint was filed on April 17, 2009, and the case has been consolidated for discovery and pretrial with Callaway Golf’s March 3, 2009 case against Acushnet, described above. The case has been set for trial in March 2012. The district court has not yet determined whether the cases will be tried together or separately.

On February 27, 2007, the Company and Dailey & Associates (the Company’s former advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07CV0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contended that the Company was required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services,” and to make contributions to the Plans based upon a percentage of that total amount. The Company sought a declaration that it, and its advertising agency, were not required to contribute to the Plans based on amounts paid by the Company to professional golfers for acting services beyond the contributions already made, or alternatively, were entitled to restitution for all contributions previously made to the Plans because the Plans had no authority to demand contributions based on amounts paid by the Company in any event. The Plans filed a counterclaim against Dailey & Associates and the Company to compel an audit and to recover unpaid Plan contributions based on amounts paid by the Company to the professional golfers, as well as liquidated damages, interest, and reasonable audit and attorneys’ fees. The Company and Dailey & Associates agreed to dismiss their claims against SAG in return for SAG’s agreement to be bound by the result of the litigation with the Plans. Because the Company was not a signatory to the SAG collective bargaining agreement, and was not in contractual privity with SAG or the Plans, on July 3, 2009 the Court granted the Company’s motion to dismiss the Plans’ complaint, resulting in dismissal of the Plans’ action against the Company and a favorable resolution of the Company’s action against the Plans. At the same time, however, the Court denied Dailey & Associates’ motion to dismiss, because it was a SAG signatory. The trial commenced on January 12, 2010. After three days of testimony the parties reached a settlement pursuant to which the Plans will release all claims against Callaway Golf and its signatory advertising agencies through January 31, 2010 in exchange for an immaterial payment. Formal settlement documentation has been exchanged.

On May 8, 2008, Kenji Inaba filed a suit against Callaway Golf Japan in the Osaka District Court in Japan. Inaba has alleged that certain golf balls sold by Callaway Golf Japan with a hex aerodynamic pattern infringe his Japanese utility design patent No. 3,478,303 and his Japanese design patent No. 1,300,582. Inaba is seeking damages pursuant to a royalty based on sales. Callaway Golf Japan filed an administrative proceeding in the Japan Patent and Trademark Office (“Japan PTO”) seeking to invalidate the patents in suit. The Japan PTO ruled that the asserted claims in the Inaba patents are invalid. The Osaka District Court also ruled, on different grounds, that the patents are invalid and also that Callaway Golf does not infringe the patents. Inaba appealed both the Osaka District Court and Japan PTO rulings to the Japan Intellectual Property High Court. The Intellectual Property High Court is considering the appeal of the Japan PTO’s ruling on the design patent, has remanded the invalidation of the utility patent to the Japan PTO for further proceedings based on a technical issue, and is considering the appeal of the Osaka District Court’s decision.

On July 11, 2008, the Company was sued in the Eastern District of Texas by Nicholas Colucci, dba EZ Line Putters, pursuant to a complaint asserting that the Odyssey White Hot XG No. 7, White Hot XG (Long) No. 7, Black Series i No. 7, and White Hot XG Sabertooth putters infringe U.S. Patent No. 4,962,927. The complaint also alleges that the Company’s Marxman and iTrax putters infringe the alleged trade dress of plaintiff’s EZ Line putters. The Company responded to the complaint on September 5, 2008, denying that it infringes the patent or trade dress and has moved for summary judgment on both claims. If the Court denies summary judgment, then the trial will commence on March 1, 2010.

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

The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
George Fellows	67	President and Chief Executive Officer, Director
Steven C. McCracken	59	Senior Executive Vice President and Chief Administrative Officer
Bradley J. Holiday	56	Senior Executive Vice President and Chief Financial Officer
David A. Laverty	52	Senior Vice President, Operations
Thomas T. Yang	57	Senior Vice President, International
Jeffrey M. Colton	37	Senior Vice President, U.S.

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

David A. Laverty is Senior Vice President, Global Operations of the Company and has served in such capacity since August 2006. Prior to joining the Company, Mr. Laverty was a Senior Vice President with Vertis Inc., in Baltimore, Maryland. Previously, until April 2005, he had spent 25 years at Revlon in numerous operations management posts. He has a B.A. in Economics from Temple University.

Thomas T. Yang is Senior Vice President, International and has served in such capacity since joining the Company in July 2006. Until July 2006, Mr. Yang served as Senior Vice President of Global Consumer Products, International for Starbucks Corporation, a position he held for the last 16 months of the nearly five years he worked for Starbucks. He also previously served in international roles for Coca Cola, Proctor & Gamble and the Clorox Company. Mr. Yang serves on the San Diego World Trade Center Board of Directors. He graduated from the University of Colorado with a B.S. in Marketing and has a Masters of International Management from the American Graduate School of International Management (Thunderbird) in Arizona.

Jeffrey M. Colton is Senior Vice President, U.S. and has served in such capacity since August 2009. Until August 2009, Mr. Colton held the position of Senior Vice President, Research and Development for the Company, overseeing the innovation and advanced design process for the Callaway Golf, Odyssey, Top-Flite and Ben Hogan brands. He began his career at the Company as a research assistant in 1994 and advanced through positions of increasing responsibility in both R&D and Marketing. Mr. Colton earned a Bachelor of Science degree in Applied Physics from Harvey Mudd College in Claremont, California.

Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2010 Annual Meeting of Shareholders. In addition, copies of the employment agreements are included as exhibits to this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its common stock is “ELY.” As of January 31, 2010, the approximate number of holders of record of the Company’s common stock was 8,800. The following table sets forth the range of high and low per share sales prices of the Company’s common stock and per share dividends for the periods indicated.

	Year Ended December 31,
	2009			2008
Period:	High	Low	Dividend	High	Low	Dividend
First Quarter	$10.31	$5.69	$0.07	$18.20	$13.94	$0.07
Second Quarter	$8.89	$5.01	$0.01	$15.49	$11.57	$0.07
Third Quarter	$8.25	$4.66	$0.01	$15.45	$10.63	$0.07
Fourth Quarter	$9.05	$6.48	$0.01	$14.08	$7.55	$0.07

The Company intends to continue to pay quarterly dividends subject to capital availability and quarterly determinations that cash dividends are in the best interests of its stockholders. Future dividends may be affected by, among other items, the Company’s views on potential future capital requirements, projected cash flows and needs, and changes to our business model.

Performance Graph

The following graph presents a comparison of the cumulative total shareholder return since December 31, 2004 of the Company’s common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s 400 Midcap Index. The graph assumes an initial investment of $100 at December 31, 2004 and reinvestment of all dividends.

	2004	2005	2006	2007	2008	2009
Callaway Golf	$100.00	$102.52	$106.74	$129.11	$68.81	$55.85
S&P 500	$100.00	$103.00	$117.03	$121.16	$74.53	$92.01
S&P 400 Midcap	$100.00	$111.27	$121.27	$129.39	$81.16	$109.56

The Callaway Golf Company index is based upon the closing prices of Callaway Golf Company common stock on December 31, 2004, 2005, 2006, 2007, 2008 and 2009 of 13.50, $13.84, $14.41, $17.43, $9.29 and $7.54, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2007, the Board of Directors authorized a repurchase program (the “November 2007 repurchase program”) for the Company to repurchase shares of its common stock up to a maximum cost to the Company of $100.0 million, which will remain in effect until completed or otherwise terminated by the Board of Directors.

During the three months ended December 31, 2009, the Company repurchased a nominal number of shares of its common stock at a weighted average cost per share of $7.52 under the November 2007 repurchase program. These shares were repurchased to settle shares withheld for taxes due by holders of Restricted Stock awards. As of December 31, 2009, the Company remained authorized to repurchase up to an additional $75.9 million of its common stock under this program.

The following table summarizes the purchases by the Company under its repurchase programs during the fourth quarter of 2009 (in thousands, except per share data):

	Three Months Ended December 31, 2009
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
October 1, 2009—October 31, 2009	3	$7.52	3	$75,890
November 1, 2009—November 30, 2009	—	$—	—	$75,890
December 1, 2009—December 31, 2009	—	$—	—	$75,890

Total	3	$7.52	3	$75,890

Item 6.	Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2009 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2009 and 2008 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2009 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this report.

	Year Ended December 31,
	2009	2008(1)	2007	2006	2005(2)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$950,799	$1,117,204	$1,124,591	$1,017,907	$998,093
Cost of sales	607,036	630,371	631,368	619,832	583,679

Gross profit	343,763	486,833	493,223	398,075	414,414
Selling, general and administrative expenses	342,084	373,275	371,020	334,235	370,219
Research and development expenses	32,213	29,370	32,020	26,785	26,989

Income (loss) from operations	(30,534)	84,188	90,183	37,055	17,206
Interest and other income (expense), net	2,685	1,863	3,455	3,364	(390)
Interest expense	(1,754)	(4,666)	(5,363)	(5,421)	(2,279)
Change in energy derivative valuation account	—	19,922	—	—	—

Income (loss) before income taxes	(29,603)	101,307	88,275	34,998	14,537
Income tax provision (benefit)	(14,343)	35,131	33,688	11,708	1,253

Net income (loss)	(15,260)	66,176	54,587	23,290	13,284
Dividends on convertible preferred stock	5,688	—	—	—	—

Net income (loss) allocable to common shareholders	$(20,948)	$66,176	$54,587	$23,290	$13,284

Earnings (loss) per common share:
Basic	$(0.33)	$1.05	$0.82	$0.34	$0.19
Diluted	$(0.33)	$1.04	$0.81	$0.34	$0.19
Dividends paid per common share	$0.10	$0.28	$0.28	$0.28	$0.28

	December 31,
	2009(3)	2008(1),(4)	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$78,314	$38,337	$49,875	$46,362	$49,481
Working capital	$361,533	$236,592	$273,033	$269,745	$298,385
Total assets	$875,930	$855,338	$838,078	$829,691	$764,498
Long-term liabilities	$14,594	$21,559	$44,322	$27,132	$28,245
Total Callaway Golf Company shareholders’ equity	$709,882	$578,155	$568,230	$577,117	$596,048

(1)	In the fourth quarter of 2008, the Company reversed a $19.9 million energy derivative valuation account. See Note 10 “Derivatives and Hedging—Supply of Electricity and Energy Contracts” to the Consolidated Financial Statements.
(2)	Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which used the intrinsic value of method. Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees or directors had been recognized in the Company’s Consolidated Statements of Operations, as all stock options granted had an exercise price equal to the Company’s closing stock price on the date of grant. Had compensation expense for share-based awards granted to employees and directors been determined consistent with Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation” (“ASC Topic 718”), net income and earnings per share for the year ended December 31, 2005 would have been reduced by after-tax charges of $5.7 million and $0.08 per share, respectively.
(3)	On June 15, 2009, the Company sold 1.4 million shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (“preferred stock”). As a result, total shareholders’ equity as of December 31, 2009 includes net proceeds of $134.0 million in connection with the issuance of preferred stock. For further discussion, see Note 3 “Preferred Stock Offering” to the Consolidated Financial Statements in this Form 10-K.
(4)	In connection with the uPlay, LLC asset acquisition on December 31, 2008, the Company’s financial condition as of December 31, 2008 includes certain assets and liabilities of uPlay, LLC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management believes the critical accounting policies discussed below affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. For a complete discussion of all of the Company’s significant accounting policies, see Note 2 “Significant Accounting Policies” to the Notes to Consolidated Financial Statements in this Form 10-K.

Revenue Recognition

Sales are recognized in accordance with ASC Topic 605, “Revenue Recognition,” as products are shipped to customers, net of an allowance for sales returns and accruals for sales programs. The Company records a reserve for anticipated returns through a reduction of sales and cost of sales in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. In addition, from time to time, the Company offers sales programs that allow for specific returns. The Company records a reserve for anticipated returns related to these sales programs based on the terms of the sales program as well as historical returns, current economic trends, changes in customer demands and sell-through of products. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual costs of sales returns are significantly different than the recorded estimated allowance, the Company may be exposed to losses or gains that could be material. For example, assuming there had been a 10% increase in the Company’s 2009 sales returns, pre-tax loss for the year ended December 31, 2009 would have been increased by approximately $2.4 million.

The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs. The Company’s primary sales program, “the Preferred Retailer Program,” offers longer payment terms during the initial sell in period, as well as potential rebates and discounts, for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training. Under this program, qualifying retailers can earn either discounts or rebates based upon the amount of product purchased. Discounts are applied and recorded at the time of sale. For rebates, the Company accrues an estimate of the rebate at the time of sale based on the customer’s estimated qualifying current year product purchases. The estimate is based on the historical level of purchases, adjusted for any factors expected to affect the current year purchase levels. The estimated year-end rebate is adjusted quarterly based on actual purchase levels, as necessary. The Preferred Retailer Program is generally short term in nature and the actual costs of the program are known as of the end of the year and paid to customers shortly after year-end. In addition to the

Preferred Retailer Program, the Company from time to time offers additional sales program incentive offerings which are also generally short term in nature. Historically the Company’s actual costs related to its Preferred Retailer Program and other sales programs have not been materially different than its estimates.

Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. However, if the Company is not able to accurately determine when gift card redemption is remote, the Company may be exposed to losses or gains that could be material. The deferred revenue associated with outstanding gift cards decreased from $5.2 million at December 31, 2008 to $4.5 million during the year ended December 31, 2009.

Revenues from course credits in connection with the use of uPro GPS on-course range finders are deferred when purchased and recognized when customers download the course credits for usage.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected. Assuming there had been a 10% increase in the Company’s 2009 allowance for doubtful accounts, pre-tax loss for the year ended December 31, 2009 would have been increased by approximately $0.9 million.

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

The calculation of the Company’s allowance for obsolete or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, the Company may need to increase its inventory allowance, which could significantly adversely affect the Company’s operating results. For example, assuming there had been a 10% increase in the Company’s 2009 allowance for obsolete or unmarketable inventory, pre-tax loss for the year ended December 31, 2009 would have been increased by approximately $1.8 million.

Long-Lived Assets

In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, investments, goodwill and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or exceeds its fair value. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining the amount of undiscounted cash flows directly related to the potentially impaired asset, the useful life over which cash flows will occur, the timing of the impairment test, and the asset’s residual value, if any.

To determine fair value, the Company uses its internal cash flow estimates discounted at an appropriate rate, quoted market prices, royalty rates when available and independent appraisals as appropriate. Any required impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value and is recorded as a reduction in the carrying value of the asset and a charge to earnings.

The Company uses its best judgment based on current facts and circumstances related to its business when making these estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with the Company’s estimates and assumptions used in calculating future cash flows and asset fair values, the Company may be exposed to losses that could be material.

During the second half of 2008 and into 2009, general economic and stock market conditions worsened considerably and the Company’s stock price declined significantly during this period. During the second quarter of 2009, the Company’s market capitalization fell below its recorded book value. As a result, during the second quarter of 2009, the Company performed an impairment analysis of goodwill and other indefinite-lived intangible assets. Based on the results of the impairment analysis, no impairment was identified as of June 30, 2009. In addition, during the fourth quarter of 2009, the Company performed its annual impairment analysis of goodwill and other indefinite-lived intangible assets held throughout the year. Based on this testing, there was no impairment as of December 31, 2009.

Warranty Policy

The Company has a stated two-year warranty policy for its golf clubs. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty.

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

Historically, the Company’s actual warranty claims have not been materially different from management’s original estimated warranty obligation. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the warranty obligation. However, if the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company may be exposed to losses that could be material. Assuming there had been a 10% increase in the Company’s 2009 warranty obligation, pre-tax loss for the year ended December 31, 2009 would have been increased by approximately $0.9 million.

Income Taxes

Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740 and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be a charge to income in the period such determination was made.

Pursuant to ASC Topic 740-25-6, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its income tax returns on interpretations that are believed to be reasonable under the circumstances. The income tax returns, however, are subject to routine audits by the various federal, state and international taxing authorities in the jurisdictions in which the Company files its income tax returns. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company. The resolution of any disagreements over the Company’s tax positions often involves complex issues and may span multiple years, particularly if litigation is involved. The ultimate resolution of these tax positions is often uncertain until the audit is complete and any disagreements are resolved. As required under applicable accounting rules, the Company therefore accrues an amount for its estimate of additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. Information regarding income taxes is contained in Note 15 “Income Taxes” to the Notes to Consolidated Financial Statements.

Share-based Compensation

The Company accounts for share-based compensation arrangements in accordance with ASC Topic 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. ASC Topic 718 further requires a reduction in share-based compensation expense by an estimated forfeiture rate. The forfeiture rate used by the Company is based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.

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

Phantom Stock Units are a form of share-based awards that are indexed to the Company’s stock and are settled in cash. They are accounted for as liabilities, which are initially measured based on the estimated fair value of the awards on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the award date multiplied by the number of shares underlying the phantom stock awarded. The liabilities are subsequently remeasured based on the fair value of the awards at the end of each interim reporting period through the settlement date of the awards. Total compensation expense is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate.

From time to time the Company may grant Performance Share Units to certain employees, which are a form of share-based award in which the number of shares ultimately received depends on the Company’s performance against specified performance targets over a three-year period from the date of grant. The estimated fair value of the Performance Share Units is determined based on the closing price of the Company’s common stock on the award date multiplied by the estimated number of shares to be issued at the end of the performance period. Total compensation expense is recognized on a straight-line basis over the performance period, reduced by an estimated forfeiture rate. The Company uses forecasted performance metrics to estimate the number of Performance Share Units to be issued as well as approval from the Compensation and Management Succession Committee of the Board of Directors. The Company’s performance against the specified performance targets is reviewed quarterly and expense is adjusted as the Company’s actual and forecasted performance changes.

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

The uPlay acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets was $11.4 million, which includes cash paid of $9.9 million, transaction costs of approximately $0.2 million, and assumed liabilities of approximately $1.3 million. The aggregate acquisition costs exceeded the estimated fair value of the net assets acquired. As a result, the Company has recorded goodwill of $0.6 million, none of which is deductible for tax purposes. The Company has recorded the fair values of uPlay’s database and technology, trademarks and trade names, and non-compete agreements in the amounts of $7.9 million, $0.5 million and $0.8 million, respectively, using an income valuation approach. This valuation technique provides an estimate of the fair value of an asset based on the cash flows that the asset can be expected to generate over its remaining useful life. These intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 4 to 8 years.

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

Assets Acquired:
Cash	$0.2
Accounts receivable	0.7
Inventory	0.3
Property, plant and equipment	0.2
Database and technology	7.9
Trademarks and trade names	0.5
Non-compete agreements	0.8
Other	0.2
Goodwill	0.6
Liabilities:
Current liabilities	(1.3)

Total net assets acquired	$10.1

The pro-forma effects of the uPlay, LLC asset acquisition would not have been material to our results of operations for fiscal years 2008 or 2007 and, therefore, are not presented.

Results of Operations

Overview of Business and Seasonality

The Company designs, manufactures and sells high quality golf clubs and golf balls and also sells golf and lifestyle apparel, golf footwear, golf bags, gloves, eyewear and other golf-related accessories, including GPS on-course range finders. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s golf products are designed for golfers of all skill levels, both amateur and professional.

The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls. As discussed in Note 18 “Segment Information” to the Notes to Consolidated Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.

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

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. For reporting purposes, transactions conducted in foreign currencies must be translated into U.S. dollars based upon applicable foreign currency exchange rates. Fluctuations in foreign currency rates therefore can have a significant effect on the Company’s reported financial results. In general, the Company’s financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s hedging activities can mitigate but do not eliminate the effects of the foreign currency fluctuations. As a result of the strengthening of the U.S. dollar in 2009 as compared to 2008, the translation of foreign currency exchange rates had a significant negative impact on the Company’s financial results during 2009.

Executive Summary

The unfavorable global economic conditions, including unfavorable changes in foreign currency exchange rates, that persisted in 2009 have had a significant adverse effect on the Company’s business throughout 2009. Consumers demonstrated a reluctance to purchase golf equipment in this uncertain environment and those limited number of consumers who did purchase golf equipment shifted to lower price point products. Competition for this limited pool of consumer dollars resulted in a very competitive marketplace and an aggressive pricing and promotional environment. Furthermore, retailers were cautious throughout the year as to the amount of inventory they carried and the amount of products they were willing to re-order. As a result of these conditions, the Company’s sales for 2009 declined 15% compared to 2008.

During the first half of the year, these unfavorable conditions were more severe than the Company had originally anticipated and jeopardized the Company’s continued compliance with the financial covenants under its primary credit facility. As a result, in June 2009, the Company completed a private offering of its preferred stock which resulted in net proceeds of $134.0 million. The Company used these proceeds to pay down amounts outstanding under its credit facility, which allowed the Company to remain in compliance with the financial covenants for the remainder of the year. The Company ended the year with cash and cash equivalents of $78.3 million and no amounts outstanding under its credit facility.

The preferred stock proceeds also allowed the Company to take a balanced approach during 2009 in navigating this challenging environment. The Company balanced managing its expenses closely (operating expenses decreased 7% in 2009 compared to 2008) while at the same time investing in growth initiatives such as the Company’s newly acquired uPro business and expansion into and additional investments in emerging markets such as India, China, Thailand and Malaysia. Similarly, the Company implemented several promotional programs, balancing the adverse effect on the Company’s gross margins (gross margins were 36.2% for 2009 compared to 43.6% in 2008) with market share gains in all major golf club product categories. Management believes that this balanced approach will best position the Company to emerge from this temporary downturn and take advantage of opportunities as the economy recovers.

While the preferred stock offering and operating expense reductions allowed the Company to weather the unfavorable macroeconomic conditions in 2009, these conditions still had a significant effect on the Company’s profitability. The Company reported a loss of $0.33 per share in 2009, as compared to diluted earnings of $1.04 per share in 2008 (2008 includes $0.22 per share as a result of the reversal of a $19.9 million energy derivative valuation account, as discussed below). The Company believes it has a very strong product line for 2010, and if economic conditions and foreign currency rates improve, it should allow the Company to return to profitability and result in significantly improved financial results in 2010 compared to 2009.

Years Ended December 31, 2009 and 2008

The adverse effects of the weak global economy experienced during 2009 had a significant negative impact on the golf industry in general and on consumer confidence and retailer demand. These conditions were further exacerbated by the impact of unfavorable foreign currency exchange rates. These factors contributed to a decline in net sales of $166.4 million (15%) to $950.8 million for the year ended December 31, 2009, compared to $1,117.2 million for the year ended December 31, 2008. This decrease reflects a $124.2 million decline in net sales of the Company’s golf club segment and a $42.2 million decline in net sales of the Company’s golf balls segment as indicated below (dollars in millions):

	Years Ended December 31,		Decline
	2009	2008	Dollars	Percent
Net sales
Golf clubs	$769.9	$894.1	$(124.2)	(14)%
Golf balls	180.9	223.1	(42.2)	(19)%

	$950.8	$1,117.2	$(166.4)	(15)%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2009	2008	Dollars	Percent
Net sales:
United States	$475.4	$554.0	$(78.6)	(14)%
Europe	134.5	191.1	(56.6)	(30)%
Japan	162.7	166.5	(3.8)	(2)%
Rest of Asia	77.0	80.0	(3.0)	(4)%
Other foreign countries	101.2	125.6	(24.4)	(19)%

	$950.8	$1,117.2	$(166.4)	(15)%

Net sales in the United States decreased $78.6 million (14%) to $475.4 million for the year ended December 31, 2009, compared to the year ended December 31, 2008. The Company’s sales in regions outside of the United States decreased $87.8 million (16%) to $475.4 million for the year ended December 31, 2009 compared to the same period in 2008. The decrease in net sales in the United States and internationally was primarily attributable to the unfavorable economic conditions experienced in 2009, and a $36.0 million decline in net sales internationally as a result of unfavorable changes in foreign currency rates, primarily in Europe.

For the year ended December 31, 2009, gross profit decreased $143.0 million to $343.8 million from $486.8 million for the year ended December 31, 2008. Gross profit as a percentage of net sales (“gross margin”) decreased to 36% for the twelve months ended December 31, 2009 compared to 44% for the comparable period in 2008. The decrease in gross margin was primarily attributable to the unfavorable economic conditions and the resulting reduction in sales volume during 2009, as well as the impact of sales promotions, price reductions, and unfavorable changes in foreign currency rates. These declines were partially offset by cost reductions on golf club component costs as well as an overall improvement in manufacturing efficiencies for both golf clubs and golf balls as a result of the Company’s gross margin improvement initiatives. See “Segment Profitability” below for further discussion of gross margins. Gross profit for 2009 was negatively affected by charges of $6.2 million related to the Company’s gross margin improvement initiatives compared to $12.5 million in 2008.

Selling expenses decreased $27.2 million (9%) to $260.6 million for the year ended December 31, 2009, compared to $287.8 million for the year ended December 31, 2008. As a percentage of sales, selling expenses increased to 27% for the twelve months ended December 31, 2009 compared to 26% for the comparable period of 2008. The dollar decrease in selling expenses was primarily due to cost reductions taken by the Company during 2009, which included decreases of $15.5 million in advertising and promotional activities, $5.1 million in employee costs and commissions and $4.6 million in travel and entertainment.

General and administrative expenses decreased $4.0 million (5%) to $81.5 million for the year ended December 31, 2009, compared to $85.5 million for the year ended December 31, 2008. As a percentage of sales, general and administrative expenses increased to 9% during the twelve months ended December 31, 2009 compared to 8% for the comparable period in 2008. The dollar decrease was primarily due to cost reductions taken by the Company during in 2009, including $4.6 million in employee costs.

Research and development expenses increased $2.8 million (10%) to $32.2 million for the year ended December 31, 2009 compared to $29.4 million for the year ended December 31, 2008. As a percentage of sales, research and development expenses remained consistent at 3% during the twelve months ended December 31, 2009 and 2008. The increase was primarily due to an increase in employee costs as a result of the Company’s entrance into the golf electronics market through the acquisition of uPlay, LLC, which was completed in December 2008.

Other income decreased by $16.2 million for the year ended December 31, 2009, to $0.9 million compared to $17.1 million for the year ended December 31, 2008. This decrease was attributable to the reversal in 2008 of an energy derivative valuation account, which resulted in a non-cash, non-operational benefit of $19.9 million in other income. For additional information regarding this valuation account, see Note 10 “Derivatives and Hedging” to the Consolidated Financial Statements in this Form 10-K. This decrease in other income was partially offset by a favorable decline of $2.9 million in interest expense due to a decrease in average borrowings outstanding under the Company’s line of credit.

The effective tax rate for the year ended December 31, 2009, was 48.5% compared to 34.7% for the year ended December 31, 2008. The tax rate in 2009 benefited from net favorable adjustments to previously estimated tax liabilities from the release of tax contingencies related to the settlement of various issues under tax examination and the expiration of the statute of limitations in significant states. The relative impact of these discrete events when compared to the pre-tax loss for 2009 was greater than the relative impact of similar discrete events when compared to pre-tax income for the prior year.

Net income (loss) for the year ended December 31, 2009, declined by $81.5 million to a net loss of $15.3 million from net income of $66.2 million for the year ended December 31, 2008. Diluted earnings (loss) per common share decreased to a loss of $0.33 per share (based on 63.2 million weighted average shares outstanding) in the twelve months ended December 31, 2009 compared to diluted earnings of $1.04 per share (based on 63.8 million weighted average shares outstanding) in the comparable period of 2008. In 2009, net loss and loss per share were negatively affected by after-tax charges of $3.7 million ($0.06 per share) as a result of costs incurred in connection with the Company’s gross margin initiatives and $3.1 million ($0.05 per share) as a result of the workforce reductions announced in April 2009. In addition, net loss allocable to common shareholders and loss per share for 2009 were negatively affected by dividends on convertible preferred stock of $5.7 million ($0.09 per share). In 2008, net income and earnings per share were favorably affected by the reversal of a $19.9 million energy derivative valuation account, as mentioned above, which resulted in an after-tax benefit of $14.1 million ($0.22 per share). In 2008, net income and earnings per share were negatively affected by after-tax charges of $7.8 million ($0.12 per share) related to costs associated with the implementation of the Company’s gross margin improvement initiatives.

Golf Clubs and Golf Balls Segments Results for the Years Ended December 31, 2009 and 2008

The overall decrease in net sales in 2009 was primarily due to the weak global economy as discussed above and its continued adverse effects on consumer confidence and retailer demand, which negatively affected sales volumes and average selling prices as further discussed below. This decline in net sales was further exacerbated by an unfavorable shift in foreign currency rates as a result of the overall strengthening of the U.S. dollar against the foreign currencies in which the Company conducts its business during 2009 compared to 2008.

Golf Clubs Segment

Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2009	2008	Dollars	Percent
Net sales:
Woods	$223.6	$268.3	$(44.7)	(17)%
Irons	234.0	308.5	(74.5)	(24)%
Putters	98.1	101.7	(3.6)	(4)%
Accessories and other	214.2	215.6	(1.4)	(1)%

	$769.9	$894.1	$(124.2)	(14)%

The $44.7 million (17%) decrease in net sales of woods to $223.6 million for the year ended December 31, 2009, was primarily attributable to a decrease in average selling prices partially offset by an increase in sales volume. The decrease in average selling prices was primarily due to sales promotions initiated during 2009 and price reductions taken on Fusion Technology drivers and fairway woods during 2009. In addition, average selling prices were negatively affected by sales of FT-iQ drivers in the current year, which were offered at a lower price point compared to their predecessor, FT-i drivers, in the prior year. The increase in sales volume was primarily due to the success of the sales promotions during 2009.

The $74.5 million (24%) decrease in net sales of irons to $234.0 million for the year ended December 31, 2009, resulted from a decrease in both average selling prices and sales volume. The decrease in average selling prices was primarily due to price reductions taken on the Company’s older irons products that were in the second year of their product lifecycles, primarily X-20 and Big Bertha irons combined with an unfavorable shift in product mix from sales of the more premium Fusion irons during 2008 to sales of lower priced X-series irons during 2009. The decrease in sales volume was primarily due to fewer irons products offered in 2009 compared to 2008.

The $3.6 million (4%) decrease in net sales of putters to $98.1 million for the year ended December 31, 2009, resulted from a reduction in average selling prices partially offset by an increase in sales volume. The decrease in average selling prices was primarily attributable to an unfavorable shift in product mix from sales of the more premium Black Series putters during 2008 to sales of the lower priced Crimson putters during 2009, which also contributed to the increase in sales volume. In addition, sales volume was positively affected by the launch of the new White Ice putters during the fourth quarter of 2009.

The $1.4 million (1%) decrease in sales of accessories and other products to $214.2 million for the year ended December 31, 2009, was primarily attributable to a decline in sales of golf bags and footwear, partially offset by sales of the Company’s new uPro GPS on-course range finders introduced in 2009.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2009	2008	Dollars	Percent
Net sales:
Golf balls	$180.9	$223.1	$(42.2)	(19)%

The $42.2 million (19%) decrease in net sales of golf balls to $180.9 million for the year ended December 31, 2009, was primarily due to decreases of $32.0 million in Callaway Golf ball sales and $10.0 million in Top-Flite golf balls sales. These decreases were primarily due to decreases in average selling prices and sales volume for both Callaway Golf and Top-Flite golf balls. The decrease in average selling prices was negatively affected by a shift in mix as a result of the launch of moderately priced golf balls in 2009 compared to more premium golf balls in 2008 for both the Callaway Golf and Top-Flite brands, in addition to various sales promotions during 2009 and price reductions taken on older Tour Series golf balls. The decrease in sales volumes was affected by fewer golf ball models launched during 2009 compared to 2008 for both the Callaway Golf and Top-Flite brands.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2009	2008	Dollars	Percent
Income (loss) before income taxes
Golf clubs	$38.9	$134.0	$(95.1)	(71)%
Golf balls	(13.9)	6.9	(20.8)	(301)%
Reconciling items(1)(2)	(54.6)	(39.6)	(15.0)	(38)%

	$(29.6)	$101.3	$(130.9)	(129)%

(1)	Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 18 to the Consolidated Financial Statements—“Segment Information” in this Form 10-K.

(2)	Reconciling items for 2008 include the reversal of an energy derivative valuation account, which resulted in a non-cash, non-operational benefit to income of $19.9 million. See Note 10 “Derivatives and Hedging” to the Consolidated Financial Statements included in this Form 10-K.

Pre-tax income in the Company’s golf clubs operating segment decreased to $38.9 million for the year ended December 31, 2009, from $134.0 million for the year ended December 31, 2008. This decrease was primarily attributable to the unfavorable economic conditions which resulted in an overall decline in net sales as discussed above combined with a decline in gross margin. The decline in gross margin is primarily due to sales promotions initiated during 2009 and price reductions taken on drivers and irons, as well as the impact of unfavorable changes in foreign currency rates during 2009 compared to 2008. These decreases in gross margin were partially offset by cost savings resulting from the Company’s gross margin improvement initiatives, including cost reductions on club components derived from more cost efficient club designs and sourcing of raw materials, a favorable shift in golf club production to more cost efficient regions outside the U.S and an increase in labor efficiencies.

Pre-tax income (loss) in the Company’s golf balls operating segment decreased to a pre-tax loss of $13.9 million for the year ended December 31, 2009, from pre-tax income of $6.9 million for the year ended December 31, 2008. This decrease was primarily due to the unfavorable economic conditions which resulted in an overall decline in net sales as discussed above as well as a decline in gross margin, which was largely due to various sales promotions initiated during 2009, price reductions taken on older golf ball models as well as increases in the cost of golf ball raw materials. These decreases were partially offset by cost savings resulting from the Company’s gross margin improvement initiatives, including a shift in golf ball production to more cost efficient regions outside the U.S.

Operating expenses related to both the golf club and golf ball segments decreased during the twelve months ended December 31, 2009, compared to the same period in 2008 as a result of cost reductions taken by the Company, primarily related to advertising and promotional activities, employee costs, and travel and entertainment expenses as well as a decrease in employee costs.

The Company has been actively implementing the Company’s gross margin improvement initiatives, which were announced during the fourth quarter of 2006. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed charges of $4.6 million and $1.5 million, respectively, during the year ended December 31, 2009, compared to $6.0 million and $6.7 million, respectively, during the year ended December 31, 2008. In addition, in connection with the workforce reductions announced in April 2009, the Company recorded pre-tax charges of $5.2 million, of which $4.0 million and $1.2 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively, during the twelve months ended December 31, 2009.

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

Other income increased by $19.0 million for the year ended December 31, 2008, to $17.1 million from expense of $1.9 million for the year ended December 31, 2007. This increase was attributable to the reversal of a $19.9 million energy derivative valuation account established in 2001 in connection with the Company’s termination of a long-term energy supply contract. The energy derivative valuation account was subject to quarterly reviews by the Company in accordance with ASC 405-20. As a result of these quarterly reviews, during the fourth quarter of 2008 the Company determined that it had met the criteria under ASC 405-20 to extinguish the liability and therefore recognized a non-cash, non-operational benefit of $19.9 million in other income. This increase in other income was partially offset by a $2.4 million decline in the asset value of the Company’s deferred compensation plan.

The effective tax rate for the year ended December 31, 2008, was 34.7% compared to 38.2% for the year ended December 31, 2007. The decrease in the tax rate was primarily due to the release of tax contingencies of $1.4 million related to the settlement of the Internal Revenue Service examination for tax years 2001 through 2003, and $2.0 million in connection with the reversal of the energy derivative valuation account.

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

The $37.6 million (12%) decrease in net sales of woods to $268.3 million for the year ended December 31, 2008, was primarily attributable to a decrease in both average selling prices and sales volume. In 2007, the Company launched a more extensive line of drivers relative to 2008. This expected decrease in new driver introductions contributed to a reduction in overall average selling prices within the woods category, as drivers, particularly premium Fusion Technology drivers, carry a higher sales price than fairway woods and hybrids. In addition, average selling prices were negatively affected during the year ended December 31, 2008 by planned price reductions on older woods products, primarily on Big Bertha 460 titanium drivers, Fusion Technology drivers, X fairway woods and region specific Hyper ERC titanium drivers. The decrease in sales volume was due to a decline in sales of the Company’s older Fusion Technology drivers partially offset by the current year launch of Fusion Technology fairway woods and hybrids and X fairway woods.

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

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2008	2007	Dollars	Percent
Income before income taxes
Golf clubs	$134.0	$151.8	$(17.8)	(12)%
Golf balls	6.9	0.9	6.0	667%
Reconciling items(1)	(39.6)	(64.4)	24.8	39%

	$101.3	$88.3	$13.0	15%

(1)	Amounts shown are before the deduction of corporate general and administration expenses and other income (expenses) of $39.6 million and $64.4 million for the years ended December 31, 2008 and 2007, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 18 to the Consolidated Financial Statements—“Segment Information” in this Form 10-K.

Pre-tax income in the Company’s golf clubs operating segment decreased to $134.0 million for the year ended December 31, 2008, from $151.8 million for the year ended December 31, 2007. The decrease in the golf clubs operating segment pre-tax income was primarily attributable to a decline in net sales as discussed above combined with a decline in gross margin. The decline in gross margin was primarily due to a less favorable club product mix in 2008 as compared to 2007. This unfavorable shift in product mix is due in part to an overall increase in sales of titanium driver products during the first half of 2008, which generally carry lower margins than the Fusion Technology drivers introduced in 2007, as well as an increase in sales of accessories and other products, which generally carry lower margins compared to club products. In addition, gross margin was negatively affected by price reductions taken on older woods products, primarily on Big Bertha 460 drivers, Fusion Technology drivers, X fairway woods and the region specific Hyper ERC titanium driver. These decreases in gross margin were partially offset by cost reductions on club components as a result of improved product design and improved club manufacturing efficiencies as a result of the Company’s gross margin improvement initiatives. Operating expenses related to the golf club segment remained relatively consistent year over year.

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

Financial Condition

The Company’s cash and cash equivalents increased $40.0 million (104%) to $78.3 million at December 31, 2009, from $38.3 million at December 31, 2008. This increase was primarily due to net proceeds of $134.0 million received from the Company’s preferred stock offering completed in June 2009 (see Note 3 to the Consolidated Financial Statements—“Preferred Stock Offering” in this Form 10-K). This increase was partially offset by an $81.4 million decrease in net income to a net loss of $15.3 million for the twelve months ended December 31, 2009. The Company used the cash generated from operating activities as well as proceeds from the preferred stock offering to pay the total amount outstanding under its line of credit, fund $38.8 million in capital expenditures during 2009, and pay dividends of $11.6 million during 2009. The Company concluded 2009 with no amounts outstanding under its primary credit facility compared to $90.0 outstanding as of December 31, 2008. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facilities, as deemed necessary (see further information on the Company’s primary credit facility in Sources of Liquidity below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of December 31, 2009, the Company’s net accounts receivable increased $19.7 million to $139.8 million from $120.1 million as of December 31, 2008. This increase was primarily due to an increase in net sales during the fourth quarter of 2009 compared to the same period in 2008 combined with the timing of these sales, in addition to a shift in sales to customers with longer payments terms during the fourth quarter of 2009.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s net inventory decreased $38.0 million to $219.2 million as of December 31, 2009 compared to $257.2 million as of December 31, 2008. Improvements in the Company’s supply chain have helped mitigate the impact of the decline in sales in the current year, with only a slight increase in net inventories as a percentage of trailing twelve months net sales to 23.1% as of December 31, 2009 from 23.0% as of December 31, 2008. The inventory balance as of December 31, 2009 includes the incremental impact of golf apparel inventory associated with the Company’s relationship with Perry Ellis, which was formed during 2009, as well as inventory related to the uPro GPS on-course range finders.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s primary credit facility is a $250.0 million Line of Credit with a syndicate of eight banks under the terms of the Company’s November 5, 2004 Amended and Restated Credit Agreement (as subsequently amended, the “Line of Credit”). The Line of Credit is not scheduled to expire until February 15, 2012.

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

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended December 31, 2009, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on December 31, 2009, was $57.0 million. As of December 31, 2009, the Company had no outstanding borrowings under the Line of Credit and had $78.3 million of cash and cash equivalents. As of December 31, 2009, the Company remained in compliance with the consolidated leverage ratio as well as with the interest coverage ratio covenants.

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of December 31, 2009, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

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

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2.2 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $0.6 million as of December 31, 2009, of which $0.3 million was included in other current assets and $0.3 million in other long-term assets in the accompanying consolidated condensed balance sheet.

On June 15, 2009, the Company sold 1.4 million shares of 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140.0 million and incurred costs of $6.0 million. The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

The preferred stock is convertible at any time at the holder’s option into common stock of the Company at an initial conversion rate of 14.1844 shares of Callaway’s common stock per share of preferred stock, which is equivalent to an initial conversion price of approximately $7.05 per share.

Share Repurchases

In November 2007, the Company announced that its Board of Directors authorized it to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $100.0 million, which would remain in effect until completed or otherwise terminated by the Board of Directors. The November 2007 repurchase program supersedes all prior stock repurchase authorizations.

During 2009, the Company repurchased 55,000 shares of its common stock under the November 2007 repurchase program at an average cost per share of $8.40 for a total cost of $459,000. These shares were repurchased to settle shares withheld for taxes due by holders of Restricted Stock awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2009, the Company remained authorized to repurchase up to an additional $75.9 million of its common stock under this program.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of December 31, 2009 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations(1)	$113.5	$46.3	$48.2	$19.0	$—
Dividends on convertible preferred stock(2)	26.3	10.9	15.4	—	—
Operating leases(3)	21.6	7.9	6.5	3.0	4.2
Uncertain tax contingencies(4)	15.8	5.1	0.3	6.0	4.4
Deferred compensation(5)	3.0	3.0	—	—	—

Total	$180.2	$73.2	$70.4	$28.0	$8.6

(1)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(2)

The Company may elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. Given these factors, if the Company elects to mandatorily convert any preferred stock, it will make a payment on the preferred stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on preferred stock (see Note 3 to the Consolidated Financial Statements—“Preferred Stock Offering” in this Form 10-K). The amounts included in the table above represent the Company’s total commitment to pay preferred dividends through June 15, 2012 should it opt to mandatorily convert any preferred stock. However, if the preferred stock were to remain outstanding subsequent to June 15, 2012, the Company would be required to continue to pay dividends subject to the terms and conditions of the preferred stock. These additional dividends are not reflected in this table.

(3)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under noncancelable operating leases.
(4)	Amount represents total uncertain income tax positions pursuant to the adoption of ASC Topic 740-25-6. For further discussion see Note 15 to the Consolidated Financial Statements—“Income Taxes” in this Form 10-K.
(5)	The Company has an unfunded, nonqualified deferred compensation plan that is backed by Company-owned life insurance policies. As of October 1, 2009, the Company announced the termination of the plan. In December 2009, a portion of the plan assets were liquidated and distributed to its participants. The remaining plan assets will be liquidated and distributed in October, 2010. The plan had been offered to its officers, certain other employees and directors, and allowed participants to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. At December 31, 2009, the cash surrender value of the Company-owned life insurance related to deferred compensation was $3.6 million and was included in other current assets. The liability for the deferred compensation at December 31, 2009 was $3.0 million and was included in accrued employee compensation and benefits.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to Golf Entertainment International Limited (see Note 4 “Investments” to the Consolidated Financial Statements). In addition, in connection with the uPlay asset acquisition, the Company could be required to pay an additional purchase price of up to $10.0 million based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011 (see Note 5 “Business Acquisitions” to the Consolidated Financial Statements). The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2009 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 16 “Commitments and Contingencies” to the Notes to Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

During the fourth quarter of 2006, the Company made an investment in Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company acquired preferred shares of GEI for approximately $10.0 million. The Company accounts for this investment under the cost method in accordance with ASC Topic 325, “Investments—Other” and reflected the investment balance in other long-term assets in the consolidated balance sheet as of December 31, 2009 and 2008 included in this Form 10-K. In February 2008, the Company and another GEI shareholder entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8.0 million for a loan that was issued to a subsidiary of GEI. The Company has an agreement with another shareholder of GEI pursuant to which such shareholder would reimburse the Company in certain circumstances for up to $2.5 million for amounts the Company is required to pay under the letter of credit. In The Company extended the letter of credit agreement through April 30, 2010.

In addition, at December 31, 2009, the Company had total outstanding commitments on non-cancelable operating leases of approximately $21.6 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 8 years expiring at various dates through November 2017, with options to renew at varying terms.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company uses derivative financial instruments for hedging purposes to limit its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with creditworthy banks, including the banks that are parties to the Company’s Line of Credit (see Note 9 “Financing Arrangements” to the Notes of the Consolidated Financial Statements). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from its Line of Credit.

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies) (see Note 10 “Derivatives and

Hedging” to the Notes to Consolidated Financial Statements). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts (“foreign currency exchange contracts”) to hedge transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars, Australian Dollars and Korean Won. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.

Foreign currency exchange contracts are used only to meet the Company’s objectives of offsetting gains and losses from foreign currency exchange exposures with gains and losses from the contracts used to hedge them in order to reduce volatility of earnings. The extent to which the Company’s hedging activities mitigate the effects of changes in foreign currency exchange rates varies based upon many factors, including the amount of transactions being hedged. The Company generally only hedges a limited portion of its international transactions. As a result of the turmoil in the global financial markets during 2009, foreign currency rates for financial reporting purposes had a significant negative impact upon the Company’s consolidated reported financial results in 2009 compared to 2008 (see above, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A and “Results of Operations” contained in Item 7). The Company does not enter into foreign currency exchange contracts for speculative purposes. Foreign currency exchange contracts generally mature within twelve months from their inception.

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At December 31, 2009, 2008 and 2007, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $101.7 million, $23.7 million and $31.1 million, respectively. At December 31, 2009 and 2008, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2009 through its foreign currency exchange contracts.

The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $11.1 million at December 31, 2009. The portion of the estimated loss associated with foreign currency exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $11.1 million at December 31, 2009 and would impact earnings. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its Line of Credit (see Note 9 “Financing Arrangements” to the Consolidated Financial Statements). Outstanding borrowings under the Line of Credit accrue interest at the

Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the estimated impact would be approximately $0.1 million in additional interest expense if interest rates were to increase by 10% over a twelve month period.

Item 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, together with the report of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-41.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2009, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework. Based on that assessment, management concluded that as of December 31, 2009, the Company’s internal control over financial reporting was effective based on the COSO criteria.

Changes in Internal Control over Financial Reporting. During the fourth quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Callaway Golf Company

Carlsbad, California

We have audited the internal control over financial reporting of Callaway Golf Company and its subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated February 26, 2010, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 26, 2010

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 4 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Commission within 120 days after the end of fiscal year 2009 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.	Executive Compensation

The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers and Directors,” “Compensation Discussion and Analysis,” “Report of the Compensation and Management Succession Committee” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2009 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal year 2009 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the number of stock options and shares underlying Restricted Stock Units (RSUs) outstanding and authorized for issuance under all equity compensation plans of the Company, and the number of shares that could be issued under the Company’s Employee Stock Purchase Plan as of December 31, 2009. See Note 13 “Share-Based Compensation” to the Notes to Consolidated Financial Statements for further discussion of the equity plans of the Company.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of RSUs		Weighted Average Exercise Price of Outstanding Options(5)	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders (including ESPP)(1)	7,753	(4)	$11.98	7,162	(2)
Equity Compensation Plans Not Approved by Shareholders(3)	2,277	(3)	$17.10	—

Total	10,030		$13.28	7,162	(2)

(1)

Consists of the following plans: 1991 Stock Incentive Plan, 1996 Stock Option Plan, Non-Employee Directors Stock Option Plan, 2001 Non-Employee Directors Stock Incentive Plan and 2004 Incentive Plan and Employee Stock Purchase Plan. No shares are available for grant under the 1991 Stock Incentive Plan,

1996 Stock Option Plan or Non-Employee Directors Stock Option Plan at December 31, 2009. The 2001 Non-Employee Directors Stock Incentive Plan permits the award of stock options, restricted stock and restricted stock units. The 2004 Incentive Plan permits the award of stock options, restricted stock, performance units and various other stock-based awards.

(2)	Includes 2,478,423 shares reserved for issuance under the Employee Stock Purchase Plan. During 2009 and 2008, the Company purchased 421,000 and 260,000 shares, respectively, of its common stock under the Employee Stock Purchase Plan.
(3)	Consists of 1,827,198 shares underlying stock options issuable from the 1995 Employee Stock Incentive Plan (the “1995 Plan”) and 450,000 shares underlying stock options issuable from the 1992 Promotion, Marketing and Endorsement Stock Incentive Plan (the “Promotion Plan”). In connection with shareholder approval of the 2004 Incentive Plan, the Company agreed that no further grants would be made under the 1995 Plan or the Promotion Plan. No grants have been made under the 1995 Plan since May 2004 or under the Promotion Plan since March 2002.
(4)	Includes 6,005,940 and 947,932 shares underlying stock options and RSUs, respectively, issuable from the 2004 Incentive Plan; 194,000 and 100,327 shares underlying stock options and RSUs, respectively, issuable from the 2001 Non-Employee Directors Stock Incentive Plan; 75,000 shares underlying stock options issuable from the 1991 Stock Incentive Plan; 421,500 shares underlying stock options issuable from the 1996 Stock Option Plan; and 8,000 shares underlying stock options issuable from the Non-Employee Directors Stock Option Plan. Does not include shares under the Employee Stock Purchase Plan.
(5)	Does not include shares underlying RSUs, which do not have an exercise price, or shares under the Employee Stock Purchase Plan.

Equity Compensation Plans Not Approved By Shareholders

The Company has the following equity compensation plans which were not approved by shareholders: the 1995 Employee Stock Incentive Plan (the “1995 Plan”) and the 1992 Promotion, Marketing and Endorsement Stock Incentive Plan (the “Promotion Plan”). No shares are available for grant under the 1995 Plan or the Promotion Plan at December 31, 2009. For additional information, see Note 13 “Share-Based Compensation” to the Notes to Consolidated Financial Statements.

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

The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers and Directors—Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Transactions with Related Persons,” and “Board of Directors and Corporate Governance” to be filed with the Commission within 120 days after the end of fiscal year 2009 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of fiscal year 2009 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-41:

Consolidated Balance Sheets as of December 31, 2009 and 2008;

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007;

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007;

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007;

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

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

3.3	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

4.1	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

4.2	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

4.3	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

4.4	Registration Rights Agreement, dated June 15, 2009, between the Company and Lazard Capital Markets LLC, incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3, as filed with the Commission on September 10, 2009 (file no. 333-161848).

Executive Compensation Contracts/Plans

10.1	Callaway Golf Company Second Amended and Restated Chief Executive Officer Employment Agreement, effective as of December 3, 2009, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.56 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 9, 2009 (file no. 1-10962).

10.3	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.4	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 27, 2009 (file no. 1-10962).

10.5	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.6	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 27, 2009 (file no. 1-10962).

10.7	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.8	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 27, 2009 (file no. 1-10962).

10.9	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and Thomas Yang, incorporated herein by this reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.10	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Thomas Yang, incorporated herein by this reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 27, 2009 (file no. 1-10962).

10.11	Officer Employment Agreement, effective as of May 1, 2008, by and between Callaway Golf Company and Jeffrey M. Colton, as amended on January 26, 2009 and further amended on August 7, 2009, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Commission on November 11, 2009 (file no. 1-10962).

10.12	Form of Notice of Grant of Stock Option and Option Agreement for Officers, incorporated herein by this reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.13	Form of Notice of Stock Option Grant for Officers, incorporated herein by this reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.14	Form of Notice of Grant of Stock Option and Option Agreement, incorporated herein by this reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.15	Form of Restricted Stock Unit Grant, incorporated herein by this reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.16	Form of Performance Unit Grant, incorporated herein by this reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.17	Form of Phantom Stock Units Agreement, incorporated herein by this reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 30, 2009 (file no. 1-10962).

10.18	Form of Notice of Grant and Agreement for Contingent Stock Option/SAR, incorporated herein by this reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 26, 2009 (file no. 1-10962).

10.19	Form of Notice of Grant of Stock Option and Option Agreement for Non-Employee Directors, incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.20	Form of Non-Employee Director Restricted Stock Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Commission on March 1, 2007 (file no. 1-10962).

10.21	Form of Restricted Stock Grant.†

10.22	Cash Unit Grant Agreement, effective as of September 3, 2008, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 5, 2008 (file no. 1-10962).

10.23	Callaway Golf Company 2001 Non-Employee Directors Stock Incentive Plan (Amended and Restated Effective as of June 6, 2006), incorporated herein by this reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 9, 2006 (file no. 1-10962).

10.24	Callaway Golf Company Non-Employee Directors Stock Option Plan (As Amended and Restated August 15, 2000), incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.25	Callaway Golf Company 1996 Stock Option Plan (As Amended and Restated May 3, 2000), incorporated herein by this reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).

10.26	Callaway Golf Company 1995 Employee Stock Incentive Plan (As Amended and Restated November 7, 2001), incorporated herein by this reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).
10.27	Callaway Golf Company 1991 Stock Incentive Plan (as Amended and Restated August 15, 2000), incorporated herein by this reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.28	2005 Callaway Golf Company Executive Deferred Compensation Plan (Master Plan Document), incorporated herein by this reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.29	Callaway Golf Company Executive Deferred Compensation Plan, as amended and restated, effective May 6, 2002, incorporated herein by this reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.30	Trust Agreement for the Callaway Golf Company Executive Deferred Compensation Plans, incorporated herein by this reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.31	Callaway Golf Company Employee Stock Purchase Plan (as Amended and Restated Effective as of February 1, 2006), incorporated herein by this reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.32	Callaway Golf Company Amended and Restated 2004 Incentive Plan (effective May 19, 2009), incorporated herein by this reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 3, 2009 (file no. 1-10962).

10.33	Callaway Golf Company 2009 Senior Management Incentive Program, incorporated herein by this reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 10, 2009 (file no. 1-10962).

10.34	Callaway Golf Company 2010 Senior Management Incentive Program, incorporated herein by this reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 28, 2010 (file no. 1-10962).

10.35	Indemnification Agreement, dated January 25, 2010, between the Company and Adebayo O. Ogunlesi.†

10.36	Indemnification Agreement, dated March 4, 2009, between the Company and John F. Lundgren, incorporated herein by this reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 10, 2009 (file no. 1-10962).

10.37	Indemnification Agreement, dated April 7, 2004, between the Company and Anthony S. Thornley, incorporated herein by this reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.38	Indemnification Agreement, dated as of April 21, 2003, between the Company and Samuel H. Armacost, incorporated herein by this reference to Exhibit 10.57 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.39	Indemnification Agreement, dated as of April 21, 2003, between the Company and John C. Cushman, III, incorporated herein by this reference to Exhibit 10.58 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).
10.40	Indemnification Agreement, effective June 7, 2001, between the Company and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).

10.41	Indemnification Agreement, dated July 1, 1999, between the Company and Yotaro Kobayashi, incorporated herein by this reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

10.42	Indemnification Agreement, dated July 1, 1999, between the Company and Richard L. Rosenfield, incorporated herein by this reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

Other Contracts

10.43	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 28, 2008 by and among Callaway Golf Company, Bank of America, N.A. (as Administrative Agent, Swing Line Lender and L/C Issuer) and certain other lenders named therein, incorporated herein by this reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 1, 2008 (file no. 1-10962).

10.44	Third Amendment to Amended and Restated Credit Agreement dated as of February 15, 2007 by and among Callaway Golf Company, Bank of America, N.A. (as Administrative Agent, Swing Line Lender and L/C Issuer), and certain other lenders named therein, incorporated herein by this reference to Exhibit 10.64 to the Company’s Current Report on Form 8-K, dated as of February 15, 2007, as filed with the Commission on February 21, 2007 (file no. 1-10962).

10.45	Second Amendment to Amended and Restated Credit Agreement dated as of January 23, 2006 between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party to the Amended and Restated Credit Agreement dated November 5, 2004, incorporated herein by this reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K, dated as of January 23, 2006, as filed with the Commission on January 27, 2006 (file no. 1-10962).

10.46	First Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2005, between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party to the Amended and Restated Credit Agreement dated November 5, 2004, incorporated herein by this reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K, dated as of March 31, 2005, as filed with the Commission on April 6, 2005 (file no. 1-10962).

10.47	Amended and Restated Credit Agreement, dated as of November 5, 2004, between the Company and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Banc of America Securities LLC, as Sole Lead Manager and Sole Book Manager, and the other lenders party to the Amended and Restated Credit Agreement, incorporated herein by this reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 9, 2004 (file no. 1-10962).

10.48	Amendment No. 3 to Trust Agreement, effective as of November 1, 2005, by the Company with the consent of Union Bank of California, N.A., incorporated herein by this reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.49	Amendment No. 2 to Trust Agreement, effective as of October 21, 2004, by the Company with the consent of Arrowhead Trust Incorporated, incorporated herein by this reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).
10.50	Amendment No. 1 to Trust Agreement, effective as of June 29, 2001, by the Company with the consent of Arrowhead Trust Incorporated, incorporated herein by this reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.51	Assignment and Assumption Agreement, effective as of January 1, 2006, among the Company, Arrowhead Trust Incorporated and Union Bank of California, N.A., incorporated herein by this reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.52	Assignment and Assumption Agreement, effective as of April 24, 2000, among the Company, Sanwa Bank California and Arrowhead Trust Incorporated, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (file no. 1-10962).

10.53	Trust Agreement, dated July 14, 1995, between the Company and Sanwa Bank California, as Trustee, for the benefit of participating employees, incorporated herein by this reference to Exhibit 10.45 to the corresponding exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Commission on November 14, 1995 (file no. 1-10962).

12.1	Ratio of Combined Fixed Charges and Preference Dividends to Earnings.†

21.1	List of Subsidiaries.†

23.1	Consent of Deloitte & Touche LLP.†

24.1	Form of Limited Power of Attorney.†

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Included in this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ GEORGE FELLOWS
George Fellows President and Chief Executive Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/s/ GEORGE FELLOWS George Fellows	President and Chief Executive Officer, Director	February 26, 2010

Principal Financial Officer and Principal Accounting Officer:

/S/ BRADLEY J. HOLIDAY Bradley J. Holiday	Senior Executive Vice President and Chief Financial Officer	February 26, 2010

Directors:

* Samuel H. Armacost	Director	February 26, 2010

* Ronald S. Beard	Chairman of the Board	February 26, 2010

* John C. Cushman, III	Director	February 26, 2010

* Yotaro Kobayashi	Director	February 26, 2010

* Richard L. Rosenfield	Director	February 26, 2010

* Anthony S. Thornley	Director	February 26, 2010

* John F. Lundgren	Director	February 26, 2010

*By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Callaway Golf Company

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Callaway Golf Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

February 26, 2010

CALLAWAY GOLF COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$78,314	$38,337
Accounts receivable, net	139,776	120,067
Inventories	219,178	257,191
Deferred taxes, net	21,276	27,046
Income taxes receivable	19,730	15,549
Other current assets	34,713	31,813

Total current assets	512,987	490,003
Property, plant and equipment, net	143,436	142,145
Intangible assets, net	142,904	146,945
Goodwill	31,113	29,744
Deferred taxes, net (Note 15)	10,463	6,299
Other assets	35,027	40,202

	$875,930	$855,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$118,294	$126,167
Accrued employee compensation and benefits	22,219	25,630
Accrued warranty expense	9,449	11,614
Income taxes payable	1,492	—
Credit facilities	—	90,000

Total current liabilities	151,454	253,411
Long-term liabilities:
Income taxes payable	11,597	14,993
Deferred taxes, net (Note 15)	1,243	—
Deferred compensation and other	1,754	6,566
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 1,400,000 shares and 0 shares issued and outstanding at December 31, 2009 and 2008, respectively	14	—
Common stock, $.01 par value, 240,000,000 shares authorized, 66,295,961 shares and 66,276,236 shares issued at December 31, 2009 and 2008, respectively	663	663
Additional paid-in capital	257,486	102,329
Unearned compensation	—	(279)
Retained earnings	474,379	518,851
Accumulated other comprehensive income (loss)	6,240	(6,376)
Less: Grantor Stock Trust held at market value, 983,275 shares and 1,440,570 shares at December 31, 2009 and 2008, respectively	(7,414)	(13,383)
Less: Common stock held in treasury, at cost, 1,823,367 shares and 1,768,695 shares at December 31, 2009 and 2008, respectively	(24,110)	(23,650)

Total Callaway Golf Company shareholders’ equity	707,258	578,155

Non-controlling interest in consolidated entity (Note 4)	2,624	2,213

Total shareholders’ equity	709,882	580,368

Total liabilities and shareholders’ equity	$875,930	$855,338

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net sales	$950,799	$1,117,204	$1,124,591
Cost of sales	607,036	630,371	631,368

Gross profit	343,763	486,833	493,223
Selling expenses	260,597	287,802	281,960
General and administrative expenses	81,487	85,473	89,060
Research and development expenses	32,213	29,370	32,020

Total operating expenses	374,297	402,645	403,040
Income (loss) from operations	(30,534)	84,188	90,183
Interest and other income, net	2,685	1,863	3,455
Interest expense	(1,754)	(4,666)	(5,363)
Change in energy derivative valuation account (Note 10)	—	19,922	—

Income (loss) before income taxes	(29,603)	101,307	88,275
Income tax provision (benefit)	(14,343)	35,131	33,688

Net income (loss)	(15,260)	66,176	54,587
Dividends on convertible preferred stock	5,688	—	—

Net income (loss) allocable to common shareholders	$(20,948)	$66,176	$54,587

Earnings (loss) per common share:
Basic	$(0.33)	$1.05	$0.82
Diluted	$(0.33)	$1.04	$0.81
Weighted-average common shares outstanding:
Basic	63,176	63,055	66,371
Diluted	63,176	63,798	67,484

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(15,260)	$66,176	$54,587
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,748	37,963	35,326
Deferred taxes	3,424	13,977	9,047
Compensatory stock and stock options	8,756	6,375	10,851
(Gain) loss on disposal of long-lived assets	(594)	510	(4,731)
Non-cash change in energy derivative valuation account	—	(19,922)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(11,567)	(18,133)	12,478
Inventories	47,415	(14,847)	17,292
Other assets	8,380	(13,795)	(7,410)
Accounts payable and accrued expenses	(19,713)	20,122	10,341
Accrued employee compensation and benefits	(5,179)	(17,925)	25,158
Accrued warranty expense	(2,165)	(772)	(978)
Income taxes receivable and payable	(6,567)	(10,234)	(10,573)
Other liabilities	(4,807)	(7,790)	594

Net cash provided by operating activities	42,871	41,705	151,982

Cash flows from investing activities:
Capital expenditures	(38,845)	(51,005)	(32,930)
Acquisitions, net of cash acquired	—	(9,797)	—
Proceeds from sale of capital assets	255	45	11,460
Investment in golf-related ventures	(89)	(763)	(3,698)

Net cash used in investing activities	(38,679)	(61,520)	(25,168)

Cash flows from financing activities:
Issuance of preferred stock	140,000	—	—
Equity issuance costs	(6,031)	—	—
Issuance of common stock	2,562	4,708	48,035
Dividends paid, net	(11,590)	(17,794)	(18,755)
Acquisition of treasury stock	—	(23,650)	(114,795)
Proceeds from (payments on) credit facilities, net	(90,000)	53,493	(43,493)
Other financing activities	172	307	6,022

Net cash provided by (used in) financing activities	35,113	17,064	(122,986)

Effect of exchange rate changes on cash and cash equivalents	672	(8,787)	(315)

Net increase (decrease) in cash and cash equivalents	39,977	(11,538)	3,513
Cash and cash equivalents at beginning of year	38,337	49,875	46,362

Cash and cash equivalents at end of year	$78,314	$38,337	$49,875

Supplemental disclosures:
Cash paid for interest and fees	$(1,563)	$(4,346)	$(5,633)
Cash received (paid) for income taxes	$8,974	$(27,483)	$(38,292)
Dividends payable	$438	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Callaway Golf Shareholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Grantor Stock Trust	Treasury Stock		Non-controlling Interest	Total	Comprehensive Income / (Loss)
	Shares	Amount	Shares	Amount						Shares	Amount
Balance, December 31, 2006	—	—	85,097	$851	$402,628	$(3,566)	$435,074	$11,135	$(74,710)	(11,958)	$(194,295)	$1,987	$579,104

Adoption of ASC 740-25-6	—	—	—	—	—	—	(437)	—	—	—	—	—	(437)
Exercise of stock options	—	—	51	—	(6,370)	—	—	—	51,604	—	—	—	45,234
Excess tax benefit from exercise of stock options and compensatory stock	—	—	—	—	3,858	—	—	—	—	—	—	—	3,858
Acquisition of Treasury Stock	—	—	—	—	—	—	—	—	—	(6,883)	(114,795)	—	(114,795)
Retirement of Treasury Stock	—	—	(18,841)	(188)	(308,902)	—	—	—	—	18,841	309,090	—	—
Compensatory stock and stock options	—	—	(25)	—	9,443	1,408	—	—	—	—	—	—	10,851
Employee stock purchase plan	—	—	—	—	(474)	—	—	—	3,275	—	—	—	2,801
Cash dividends	—	—	—	—	—	—	(18,755)	—	—	—	—	—	(18,755)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	11,770	—	—	—	(11,770)	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	7,769	—	—	—	—	7,769	$7,769
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	2	2
Net income	—	—	—	—	—	—	54,587	—	—	—	—	(11)	54,576	54,587

Balance, December 31, 2007	—	$—	66,282	$663	$111,953	$(2,158)	$470,469	$18,904	$(31,601)	—	$—	$1,978	$570,208	$62,356

Exercise of stock options	—	—	—	—	(442)	—	—	—	1,901	—	—	—	1,459
Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(610)	—	—	—	—	—	—	—	(610)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	—	—	(1,769)	(23,650)	—	(23,650)
Compensatory stock and stock options	—	—	(6)	—	4,496	1,879	—	—	—	—	—	—	6,375
Employee stock purchase plan	—	—	—	—	(382)	—	—	—	3,631	—	—	—	3,249
Cash dividends	—	—	—	—	—	—	(17,794)	—	—	—	—	—	(17,794)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	(12,686)	—	—	—	12,686	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	(25,280)	—	—	—	—	(25,280)	$(25,280)
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	1,201	1,201
Net income	—	—	—	—	—	—	66,176	—	—	—	—	(966)	65,210	66,176

Balance, December 31, 2008	—	$—	66,276	$663	$102,329	$(279)	$518,851	$(6,376)	$(13,383)	(1,769)	$(23,650)	$2,213	$580,368	$40,896

Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(237)	—	—	—	—	—	—	—	(237)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	—	—	(54)	(460)	—	(460)
Compensatory stock and stock options	—	—	20	—	7,338	279	—	—	322	—	—	—	7,939
Issuance of Preferred Stock	1,400	14	—	—	151,115	—	—	—	—	—	—	—	151,129
Reduction in carrying value of Preferred Stock held at redemption value (Note 3)	—	—	—	—	—	—	(17,160)	—	—	—	—	—	(17,160)
Employee stock purchase plan	—	—	—	—	(411)	—	—	—	2,973	—	—	—	2,562
Stock dividends	—	—	—	—	26	—	(24)	—	—	—	—	—	2
Cash dividends	—	—	—	—	—	—	(12,028)	—	—	—	—	—	(12,028)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	(2,674)	—	—	—	2,674	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	12,616	—	—	—	—	12,616	$12,616
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(64)	(64)
Net loss	—	—	—	—	—	—	(15,260)	—	—	—	—	475	(14,785)	(15,260)

Balance, December 31, 2009	1,400	$14	66,296	$663	$257,486	$—	$474,379	$6,240	$(7,414)	(1,823)	$(24,110)	$2,624	$709,882	$(2,644)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls. The Company also sells golf accessories such as golf bags, golf gloves, golf footwear, GPS on-course range finders, golf and lifestyle apparel, golf headwear, eyewear, golf towels and golf umbrellas. The Company generally sells its products to golf retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third-party distributors in the United States and in over 100 countries around the world. The Company also sells pre-owned Callaway Golf products through its website, www.callawaygolfpreowned.com and sells new Callaway Golf products through its website Shop.CallawayGolf.com as an alliance between the Company and its network of authorized U.S. retailers. In addition, the Company licenses its name for golf and lifestyle apparel, watches, travel gear and other golf accessories.

Note 2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include provisions for warranty, uncollectible accounts receivable, inventory obsolescence, sales returns, tax contingencies, estimates on the valuation of share-based awards and recoverability of long-lived assets. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available. The Company evaluated all subsequent events through the time that it filed its consolidated financial statements in this Form 10-K with the Securities and Exchange Commission.

Recently Adopted Accounting Standards

As of September 30, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”), formerly FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). ASC Topic 105 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of

Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. As the Codification does not change U.S. GAAP, it does not have a material impact on the Company’s consolidated condensed financial statements. Previous references made to U.S. GAAP literature in the notes to the Company’s consolidated financial statements have been updated with references to the new Codification.

As of June 30, 2009, the Company adopted ASC Topic 855, “Subsequent Events” (“ASC Topic 855”). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC Topic 855 provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009, and has been applied prospectively.

As of January 1, 2009, the Company adopted ASC Topic 810, “Consolidation” (“ASC Topic 810”). ASC Topic 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, ASC Topic 810 requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. ASC Topic 810 is effective for interim periods beginning on or after December 15, 2008. As a result of adopting the presentation requirements related to noncontrolling interests, the Company has retrospectively adjusted its Condensed Consolidated Financial Statements. Adoption of the accounting requirements for noncontrolling interests did not have a material impact on the Company’s results of operations, financial position, or cash flows.

Recently Issued Accounting Standards

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard will require a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. Based on the Company’s evaluation of ASU 2009-17, the adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

Revenue Recognition

Sales are recognized in accordance with ASC Topic 605, “Revenue Recognition,” as products are shipped to customers, net of an allowance for sales returns and sales programs. The criteria for recognition of revenue is met when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable and collectability is reasonably assured. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs.

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

Revenues from course credits in connection with the use of uPro GPS on-course range finders are deferred when purchased and recognized when customers download the course credits for usage.

Amounts billed to customers for shipping and handling are included in net sales and costs incurred related to shipping and handling are included in cost of sales.

Royalty income is recorded as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements. The Company recognized royalty income under its various licensing agreements of $5,634,000, $8,847,000 and $8,672,000 during 2009, 2008 and 2007, respectively.

Warranty Policy

The Company has a stated two-year warranty policy for its golf clubs. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The decrease in the estimated future warranty obligation is primarily due to a decline in sales and in warranty return rates primarily due to improved durability of newer products combined with an increase in customer paid repairs. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Beginning balance	$11,614	$12,386	$13,364
Provision	8,544	9,698	10,504
Claims paid/costs incurred	(10,709)	(10,470)	(11,482)

Ending balance	$9,449	$11,614	$12,386

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables and payables, forward foreign currency exchange and option contracts (see Note 10) and its financing arrangements (see Note 9). The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates. In addition, the Company has elected to purchase Company-owned life insurance in order to support a deferred compensation plan that is offered to certain employees (see Note 14). The cash surrender value of the Company-owned insurance policy approximates fair value because it represents the amount the Company would receive from the insurance company upon the surrender of the policies.

Advertising Costs

The Company advertises primarily through television and print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2009, 2008 and 2007 were $47,366,000, $56,020,000 and $52,203,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs for 2009, 2008 and 2007 were $32,213,000, $29,370,000 and $32,020,000, respectively.

Foreign Currency Translation and Transactions

The Company’s foreign subsidiaries utilize their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into United States dollars using the current exchange rate at the balance sheet date for assets and liabilities and at the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur or, for hedging contracts, when the underlying hedged transaction affects earnings. The Company recorded net foreign currency transaction losses of $482,000 in 2009 and net foreign currency transaction gains of $519,000 and $158,000 in 2008 and 2007, respectively.

Derivatives and Hedging

The Company from time to time uses derivative financial instruments to manage its exposure to foreign exchange rates. The derivative instruments are accounted for pursuant to ASC Topic 815, “Derivatives and Hedging,” which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	10-30 years
Machinery and equipment	5-10 years
Furniture, computers and equipment	3-5 years
Production molds	2-5 years

Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in net income. Construction in-process consists primarily of costs associated with building improvements, machinery and equipment that have not yet been placed into service, unfinished molds as well as in-process internally developed software.

In accordance with ASC Topic 350-40, “Internal-Use Software,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct external costs incurred to develop internal-use software during the development stage are capitalized and amortized using the straight-line method over the remaining estimated useful lives. Costs such as maintenance and training are expensed as incurred.

Long-Lived Assets

In accordance with ASC Topic 360-10-05, “Impairment or Disposal of Long-Lived Assets” (“ASC Topic 360-10-05”), the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Based on the Company’s assessment of potential impairments during 2009, 2008 and 2007, there were no indicators identified that would warrant an impairment of its long-lived assets.

Goodwill and Intangible Assets

Goodwill and intangible assets consist of goodwill, trade names, trademarks, service marks, trade dress, patents and other intangible assets acquired during the acquisition of Odyssey Sports, Inc., the Top-Flite assets, FrogTrader, Inc., the Tour Golf Group assets, the uPlay, LLC assets and certain foreign distributors.

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of goodwill and other indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. To determine fair value, the Company uses its internal cash flow estimates discounted at an appropriate rate, quoted market prices, royalty rates when available and independent appraisals when appropriate. The Company completed its annual impairment test and fair value analysis of goodwill and other indefinite-lived intangible assets held throughout the year. There were no impairments and no loss was recorded during the year ended December 31, 2009.

Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC Topic 360-10-05 discussed above. See Note 8 for further discussion of the Company’s goodwill and intangible assets.

Investments

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at quoted fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are carried at quoted fair value, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated other comprehensive income (loss). Other investments that do not have readily determinable fair values are stated at cost and are reported in other assets. Realized gains and losses are determined using the specific identification method and are included in interest and other income, net.

The Company monitors investments for impairment in accordance with ASC Topic 325-35-2, “Impairment” and ASC Topic 320-35-17 through 35-35, “Scope of Impairment Guidance.” See Note 4 for further discussion of the Company’s investments.

Share-Based Compensation

The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC Topic 718”),” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. ASC Topic 718 further requires a reduction in share-based compensation expense by an estimated forfeiture rate. The forfeiture rate used by the Company is based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.

The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, option life, dividend yield and forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The total compensation is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate. Estimated forfeiture rates are updated as actual cancellations occur.

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

Phantom Stock Units are a form of share-based awards that are indexed to the Company’s stock and are settled in cash. They are accounted for as liabilities, which are initially measured based on the estimated fair value of the awards on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the award date multiplied by the number of shares underlying the phantom stock awarded. The liabilities are subsequently remeasured based on the fair value of the awards at the end of each interim reporting period through the settlement date of the awards. Total compensation expense is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate.

From time to time the Company may grant Performance Share Units to certain employees, which are a form of share-based award in which the number of shares ultimately received depends on the Company’s performance against specified performance targets over a three-year period from the date of grant. The estimated fair value of the Performance Share Units is determined based on the closing price of the Company’s common stock on the award date multiplied by the estimated number of shares to be issued at the end of the performance period. Total compensation expense is recognized on a straight-line basis over the performance period, reduced by an estimated forfeiture rate. The Company uses forecasted performance metrics to estimate the number of Performance Share Units to be issued. The Company’s performance against the specified performance targets is reviewed quarterly and expense is adjusted as the Company’s actual and forecasted performance changes.

Income Taxes

Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740, “Accounting for Income Taxes,” and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. Deferred income tax expense or benefit is the net change during the year in the deferred income tax asset or liability.

Effective January 1, 2007, pursuant to ASC Topic 740-25-6, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not that the Company will be required to pay such additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. In connection with the adoption of ASC Topic 740-25-6 in 2007, the Company recognized an increase in the liability for its uncertain tax positions of $437,000, of which the entire charge was accounted for as a decrease to the beginning balance of retained earnings. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.”

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries since such amounts are expected to be reinvested indefinitely. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized (see Note 15).

Interest and Other Income, Net

Interest and other income, net primarily includes gains and losses on foreign currency transactions, interest income, and gains and losses on investments to fund the deferred compensation plan. The components of interest and other income, net are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Foreign currency (losses) gains	$(482)	$519	$158
Interest income	1,807	2,312	2,202
Gains (losses) on deferred compensation plan assets	867	(1,925)	496
Other	493	957	599

	$2,685	$1,863	$3,455

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the Company include net income and foreign currency translation adjustments. Since the Company has met the indefinite reversal criteria, it does not accrue income taxes on foreign currency translation adjustments. The total equity adjustment from foreign currency translation included in accumulated other comprehensive income (loss) was income of $6,240,000 and loss of $6,376,000 as of December 31, 2009 and 2008, respectively.

Segment Information

The Company’s operating segments are organized on the basis of products and consist of Golf Clubs and Golf Balls. The Golf Clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, GPS on-course range finders, other golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The Golf Balls segment consists primarily of Callaway Golf and Top-Flite golf balls that are designed, manufactured and sold by the Company. The Company also discloses information about geographic areas. This information is presented in Note 18.

Diversification of Credit Risk

The Company’s financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents, trade receivables and foreign currency exchange contracts.

The Company historically invests its excess cash in money market accounts and short-term U.S. government securities and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

The Company operates in the golf equipment industry and primarily sells its products to golf equipment retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants, directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. Managing customer-related credit risk is more difficult in regions outside of the United States. During 2009, 2008 and 2007, approximately 50%, 50% and 47%, respectively, of the Company’s net sales were made in regions outside of the United States. Prolonged unfavorable economic conditions in the United States or in the Company’s international markets could significantly increase the Company’s credit risk.

From time to time, the Company enters into foreign currency forward contracts and put or call options for the purpose of hedging foreign exchange rate exposures on existing or anticipated transactions. In the event of a failure to honor one of these contracts by one of the banks with which the Company has contracted, management believes any loss would be limited to the exchange rate differential from the time the contract was made until the time it was settled.

Note 3. Preferred Stock Offering

On June 15, 2009, the Company sold 1,400,000 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140,000,000 and incurred costs of $6,031,000, which were recorded as an offset to additional paid in capital in the consolidated condensed statement of shareholders’ equity. The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of December 31, 2009, the liquidation preference would have been $140,438,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

The preferred stock is generally convertible at any time at the holder’s option into common stock of the Company at an initial conversion rate of 14.1844 shares of Callaway’s common stock per share of preferred stock, which is equivalent to an initial conversion price of approximately $7.05 per share. Based on the initial conversion rate, approximately 19,900,000 shares of common stock would be issuable upon conversion of all of the outstanding shares of preferred stock. However, as provided by the New York Stock Exchange listing standards, the Company could not issue 20% or more of the Company’s common stock, which equaled approximately 12,900,000 shares, upon conversion until the Company obtained shareholder approval to issue all shares of common stock potentially issuable upon conversion of the preferred stock. As a result, on the date of issuance, the Company recorded an amount equal to the cash redemption value of these preferred shares as temporary equity in the consolidated condensed balance sheet. The cash redemption value is the amount the Company would have to pay preferred shareholders in cash in lieu of shares upon the conversion of preferred stock. On September 10, 2009, the Company held a special shareholder meeting and obtained approval for the additional shares of common stock potentially issuable upon the conversion of the preferred stock. Upon receiving shareholder approval, the net change in the cash redemption value (resulting from an increase in the value of the Company’s common stock), measured from the date of issuance through September 10, 2009, in the amount of $17,160,000, was recorded as a decrease in retained earnings. The total cash redemption value of the preferred shares as of September 10, 2009 was then reclassified from temporary equity to additional paid-in capital.

The Company may also elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. If the Company elects to mandatorily convert any preferred stock, it will make an additional payment on the preferred stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on the preferred stock. As of December 31, 2009, this amount would have been $26,250,000.

On or after June 20, 2012, the Company, at its option, may redeem the preferred stock, in whole or in part, at a price equal to 100% of the liquidation preference, plus all accrued and unpaid dividends. The preferred stock has no maturity date and has no voting rights prior to conversion into the Company’s common stock, except in limited circumstances.

Note 4. Investments

Investment in Golf Entertainment International Limited Company

The Company has a $10,000,000 investment in preferred shares of Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. The Company accounts for this investment in accordance with ASC Topic 325, “Investments—Other” using the cost method, as the Company owns less than a 20% interest in GEI and does not have the ability to significantly influence the operating and financial policies of GEI. Accordingly, this investment was recorded at cost and is included in other long-term assets in the accompanying consolidated balance sheets as of December 31, 2009 and 2008.

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

The Company and other GEI shareholders entered into certain loan agreements with GEI to provide funding to GEI for certain capital projects as well as operational needs. As of December 31, 2009, the Company funded a combined total of $6,182,000 under the loan agreements, which includes accrued interest and fees of $2,232,000. The loan agreements provide for the option, at the Company’s discretion, to convert up to 100 percent of the amount drawn by GEI, including accrued interest, into convertible preferred shares. In connection with the loans, the Company has received underwriting fees and will receive annual interest at market rates on the loaned amounts. The Company funded an additional $750,000 under the loan agreements up to the filing date in 2010.

In February 2008, the Company entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8,000,000 for a loan that was issued to a subsidiary of GEI. The Company has an agreement with another shareholder of GEI pursuant to which such shareholder would reimburse the Company in certain circumstances for up to $2,500,000 for amounts the Company could be required to pay under the letter of credit. The Company extended this agreement for an additional year through April 30, 2010. In connection with the letter of credit, the Company received underwriting fees and warrants to purchase GEI’s preferred stock at a future date, and is entitled to receive underwriting fees of $325,000, which the Company recorded in other income and added to the principal due from GEI.

Investment in Qingdao Suntech Sporting Goods Limited Company

In October 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated financial statements for the years ended December 31, 2009, 2008 and 2007, in accordance with ASC Topic 810, “Consolidations.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which $2,391,000 was outstanding as of December 31, 2009. The Company recorded the loan in other long-term assets in the accompanying consolidated balance sheets.

Note 5. Business Acquisitions

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

The uPlay acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under SFAS No. 141, the estimated aggregate cost of the acquired assets was $11,377,000, which includes cash paid of $9,880,000, transaction costs of $204,000, and assumed liabilities of $1,293,000. The aggregate acquisition costs exceeded the estimated fair value of the net assets acquired. As a result, the Company has recorded goodwill of $629,000, none of which is deductible for tax purposes. The Company has recorded the fair values of uPlay’s database and technology, trademarks and trade names, and non-compete agreements in the amounts of $7,900,000, $540,000 and $760,000, respectively, using an income valuation approach. This valuation technique provides an estimate of the fair value of an asset based on the cash flows that the asset can be expected to generate over its remaining useful life. These intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 4 to 8 years.

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

Assets Acquired:
Cash	$198
Accounts receivable	720
Inventory	337
Property, plant and equipment	225
Database and technology	7,900
Trademarks and trade names	540
Non-compete agreements	760
Other	68
Goodwill (Note 8)	629
Liabilities:
Current liabilities	(1,293)

Total net assets acquired	$10,084

The pro-forma effects of the uPlay, LLC asset acquisition would not have been material to the Company’s results of operations for fiscal 2008 or 2007 and, therefore, are not presented.

Note 6. Restructuring and Integration Initiatives

In connection with the Company’s gross margin improvement initiatives and its actions to improve the profitability of its golf ball business, the Company has taken actions to consolidate its golf ball operations into other existing locations. As a result of these initiatives, in May 2008, the Company announced the closure of its golf ball manufacturing facility in Gloversville, New York. This closure resulted in the recognition of non-cash charges for the write-down of the manufacturing facility to its fair value and the acceleration of depreciation on certain golf ball manufacturing equipment, and cash charges related to severance benefits and facility costs. In the aggregate through December 31, 2009, the Company recorded pre-tax charges of $4,527,000 in connection with the closure of this facility. The remaining liability as of December 31, 2009, represents estimated costs for certain ongoing facility costs. In addition, the Company expects to incur additional charges of approximately $315,000 in 2010, primarily related to the costs associated with the closure of the Gloversville manufacturing facility.

The activity and liability balances recorded as part of the Company’s golf ball manufacturing consolidation were as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Charges to cost and expense	$1,295	$2,959	$4,254
Non-cash items	—	(1,798)	(1,798)
Cash payments	(1,162)	(890)	(2,052)

Restructuring payable balance, December 31, 2008	$133	$271	$404
Charges to cost and expense	5	268	273
Cash payments	(138)	(417)	(555)

Restructuring payable balance, December 31, 2009	$—	$122	$122

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

In connection with the 2005 Restructuring Initiatives, the Company committed to staff reductions that involved the elimination of approximately 500 positions worldwide, including full-time and part-time employees, temporary staffing and open positions. In the aggregate, the Company recorded charges to pre-tax earnings of $11,994,000 in connection with the 2005 Restructuring Initiatives. Of this amount, approximately $896,000 was incurred in 2007. The Company completed the 2005 Restructuring Initiatives as of December 31, 2007. There were no charges incurred or amounts paid in connection with the 2005 Restructuring Initiatives during 2008 and 2009.

Note 7. Selected Financial Statement Information

	December 31,
	2009	2008
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$149,246	$128,686
Allowance for doubtful accounts	(9,470)	(8,619)

	$139,776	$120,067

Inventories:
Raw materials	$53,688	$79,132
Work-in-process	451	38
Finished goods	165,039	178,021

	$219,178	$257,191

Property, plant and equipment, net:
Land	$11,636	$11,407
Buildings and improvements (1)	112,120	89,223
Machinery and equipment	169,810	146,431
Furniture, computers and equipment	111,150	110,838
Production molds	39,547	35,859
Construction-in-process	7,922	21,465

	452,185	415,223
Accumulated depreciation	(308,749)	(273,078)

	$143,436	$142,145

Accounts payable and accrued expenses:
Accounts payable	$31,778	$42,020
Accrued expenses	86,516	84,147

	$118,294	$126,167

Accrued employee compensation and benefits:
Accrued payroll and taxes	$11,653	$14,207
Accrued vacation and sick pay	9,621	10,598
Accrued commissions	945	825

	$22,219	$25,630

(1)	Buildings and improvements include property classified as available for sale in the amount of $1,890,000 in both 2009 and 2008. Property held for sale represents the net book value of the golf ball manufacturing facility in Gloversville, New York as the result of the Company’s announcement in May 2008 to close this facility (see Note 6).

Note 8. Goodwill and Intangible Assets

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

	Useful Life (Years)	December 31, 2009			December 31, 2008
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
		(In thousands)			(In thousands)
Indefinite-lived:
Trade name, trademark and trade dress and other	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	2-16	36,459	23,827	12,632	36,459	21,106	15,353
Developed technology and other	1-9	12,236	3,758	8,478	12,016	2,218	9,798

Total intangible assets		$170,489	$27,585	$142,904	$170,269	$23,324	$146,945

The increase in other amortizing intangibles is related to the acquisition of amortizing trademarks in addition to amortizing intangibles related to the uPlay asset acquisition (see Note 5). Aggregate amortization expense on intangible assets was approximately $4,261,000, $3,203,000 and $3,341,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense related to intangible assets at December 31, 2009 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2010	$4,143
2011	3,892
2012	3,462
2013	2,536
2014	1,885
Thereafter	5,192

$21,110

The Company performs an impairment analysis at least annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company bases this analysis on internal cash flow estimates discounted at an appropriate rate. During the second half of 2008 and into 2009, general economic and stock market conditions worsened considerably and the Company’s stock price declined significantly during this period. During the second quarter of 2009, the Company’s market capitalization fell below its recorded book value. As a result, during the second quarter of 2009, the Company performed an impairment analysis of goodwill and other indefinite-lived intangible assets. Based on the results of the impairment analysis, no impairment was identified as of June 30, 2009. In addition, during the fourth quarter of 2009, the Company performed its annual impairment analysis of goodwill and other indefinite-lived intangible assets held throughout the year. Based on this testing, there was no impairment as of December 31, 2009.

Goodwill additions during the years ended December 31, 2009 and 2008 consisted of approximately $268,000 and $361,000, respectively, as a result of adjustments in connection with the uPlay asset acquisition. In addition, the goodwill balances held in foreign currencies are subject to foreign currency translation adjustments. As a result, the goodwill balance at December 31, 2009 included a favorable adjustment of $1,101,000, and an unfavorable adjustment of $2,677,000 at December 31, 2008.

Note 9. Financing Arrangements

The Company’s primary credit facility is a $250,000,000 Line of Credit with a syndicate of eight banks under the terms of the Company’s November 5, 2004 Amended and Restated Credit Agreement (as subsequently amended, the “Line of Credit”). The Line of Credit is not scheduled to expire until February 15, 2012.

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

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended December 31, 2009, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on December 31, 2009, was approximately $57,000,000. As of December 31, 2009, the Company had no outstanding borrowings under the Line of Credit and had $78,314,000 of cash and cash equivalents. As of December 31, 2009, the Company remained in compliance with the consolidated leverage ratio as well as with the interest coverage ratio covenants.

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of December 31, 2009, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

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

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2,210,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $620,000 as of December 31, 2009, of which $282,000 was included in other current assets and $338,000 in other long-term assets in the accompanying consolidated condensed balance sheet.

On June 15, 2009, the Company sold 1,400,000 shares of 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140,000,000 and incurred costs of $6,031,000. The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

The preferred stock is convertible at any time at the holder’s option into common stock of the Company at an initial conversion rate of 14.1844 shares of Callaway’s common stock per share of preferred stock, which is equivalent to an initial conversion price of approximately $7.05 per share.

Note 10. Derivatives and Hedging

Foreign Currency Exchange Contracts

The Company accounts for its foreign currency exchange contracts in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires the recognition of all derivatives as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures. In addition, it requires enhanced disclosures regarding derivative instruments and hedging activities to better convey the purpose of derivative use in terms of the risks the Company is intending to manage, specifically about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.

In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts (“foreign currency exchange contracts”) to hedge transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars, Australian Dollars and Korean Won. Foreign currency exchange contracts are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign currency exchange contracts for speculative purposes. Foreign currency exchange contracts usually mature within twelve months from their inception.

During the years ended December 31, 2009, 2008 and 2007, the Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At December 31, 2009, 2008 and 2007, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $101,723,000, $23,742,000 and $31,095,000, respectively. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at December 31, 2009 and 2008 (in thousands):

	Asset Derivatives
	December 31, 2009		December 31, 2008
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$2,705	Other current assets	$—

	Liability Derivatives
	December 31, 2009		December 31, 2008
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$47	Accounts payable and accrued expenses	$2,007

The following table summarizes the location of gains and losses on the consolidated statements of operations that were recognized during the years ended December 31, 2009, 2008 and 2007, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain / (Loss) Recognized in Income on Derivative Instruments
		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative instruments	2009	2008	2007
Foreign currency exchange contracts	Other income (expense)	$(7,594)	$(3,251)	$(5,979)

The net realized and unrealized contractual net losses noted in the table above for the years ended December 31, 2009, 2008 and 2007 were used by the Company to offset actual foreign currency transactional net gains of $7,112,000, $3,770,000 and $6,137,000, respectively.

Supply of Electricity and Energy Contracts

The Company previously had an energy supply contract, which the Company accounted for as a derivative instrument. The Company terminated this contract in 2001, and upon termination, the contract ceased to be a derivative instrument. At the time of termination, the Company did not meet the criteria to extinguish the $19,922,000 unrealized loss liability associated with the derivative instrument. The Company continued to reflect the derivative liability on its balance sheet as a derivative valuation account, subject to quarterly review in accordance with applicable law and accounting regulations, including Topic 405-20 “Extinguishment of Liabilities” (“ASC 405-20”). During the fourth quarter of 2008, the Company, in consultation with its outside advisors, determined that the Company had met the criteria under ASC 405-20 and therefore reversed the derivative liability. As a result, the Company recorded in other income in the fourth quarter of 2008, a $19,922,000 non-cash, non-operational benefit.

Note 11. Earnings (Loss) per Common Share

Earnings (loss) per common share, basic, is computed by dividing net income (loss) allocable to common shareholders by the weighted-average number of common shares outstanding for the period. Earnings (loss) per common share, diluted, is computed by dividing net income by the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period. Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported, or in periods when diluted earnings (loss) per share is more favorable than basic earnings (loss) per share.

Dilutive securities include the common stock equivalents of convertible preferred stock, options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan (“ESPP”) and outstanding restricted stock awards and units granted to employees and non-employees (see Note 13). Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with ASC Topic 260, “Earnings per Share” (“ASC 260”). Dilutive securities related to the ESPP are calculated by dividing the average withholdings during the period by 85% of the market value of the Company’s common stock at the end of the period.

In June 2009, the Company completed its offering of 1,400,000 shares of convertible preferred stock. The preferred stock is generally convertible into shares of common stock and earns cumulative dividends from the date of original issue at an initial rate of 7.50% per annum. In accordance with ASC 260, dividends on cumulative preferred stock are subtracted from net income (loss) to calculate net income (loss) allocable to common shareholders in the basic earnings (loss) per share calculation. As of December 31, 2009, the Company paid $5,250,000 in dividends to preferred shareholders and accrued $438,000.

The following table summarizes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, and reconciles the weighted-average common shares used in the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Numerator:
Net Income (loss)	$(15,260)	$66,176	$54,587
Less: Preferred stock dividends	(5,688)	—	—

Net income (loss) allocable to common shareholders	$(20,948)	$66,176	$54,587

Denominator:
Weighted-average common shares outstanding—basic	63,176	63,055	66,371
Options, restricted stock and other dilutive securities	—	743	1,113

Weighted-average common shares outstanding—diluted	63,176	63,798	67,484

Basic earnings (loss) per common share	$(0.33)	$1.05	$0.82

Diluted earnings (loss) per common share	$(0.33)	$1.04	$0.81

Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. For the years ended December 31, 2009, 2008 and 2007, options outstanding totaling approximately 8,932,000, 5,702,000 and 2,856,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive. Additionally, potentially dilutive securities are excluded from the computation in periods in which a net loss is reported as their effect would be antidilutive, including weighted average common stock equivalents of 10,747,000 for the year ended December 31, 2009, related to convertible preferred shares outstanding. There were no convertible preferred shares outstanding in 2008 and 2007.

Note 12. Capital Stock

Common Stock and Preferred Stock

The Company has an authorized capital of 243,000,000 shares, $0.01 par value, of which 240,000,000 shares are designated common stock, and 3,000,000 shares are designated preferred stock. Of the preferred stock, 240,000 shares are designated Series A Junior Participating Preferred Stock. On June 15, 2009, the Company sold 1,400,000 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value. The remaining shares of preferred stock are undesignated as to series, rights, preferences, privileges or restrictions.

The holders of common stock are entitled to one vote for each share of common stock on all matters submitted to a vote of the Company’s shareholders. Although to date no shares of Series A Junior Participating Preferred Stock have been issued, if such shares were issued, each share of Series A Junior Participating Preferred Stock would entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the shareholders of the Company. The 7.50% Series B Cumulative Perpetual Convertible Preferred Stock has no maturity date or, except in limited circumstances, voting rights prior to conversion to common stock. The holders of Series A Junior Participating Preferred Stock and the holders of common stock shall generally vote together as one class on all matters submitted to a vote of the Company’s shareholders. Shareholders entitled to vote for the election of directors are entitled to vote cumulatively for one or more nominees.

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

In November 2007, the Company announced that its Board of Directors authorized it to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities, up to a maximum cost to the Company of $100,000,000, which would remain in effect until completed or otherwise terminated by the Board of Directors (the “November 2007 repurchase program”). The November 2007 repurchase program supersedes all prior stock repurchase authorizations.

During 2009, the Company repurchased 55,000 shares of its common stock under the November 2007 repurchase program at an average cost per share of $8.40 for a total cost of $459,000. These shares were repurchased to settle shares withheld for taxes due by holders of restricted stock awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2009, the Company remained authorized to repurchase up to an additional $75,891,000 of its common stock under the November 2007 repurchase program.

Grantor Stock Trust

In July 1995, the Company established the Callaway Golf Company Grantor Stock Trust (the “GST”) for the purpose of funding the Company’s obligations with respect to one or more of the Company’s nonqualified or qualified employee benefit plans. The GST shares are used primarily for the settlement of employee equity-based awards, including restricted stock awards and units, stock option exercises and employee stock plan purchases. The existence of the GST will have no impact upon the amount of benefits or compensation that will be paid under the Company’s employee benefit plans. The GST acquires, holds and distributes shares of the Company’s common stock in accordance with the terms of the trust. Shares held by the GST are voted in accordance with voting directions from eligible employees of the Company as specified in the GST.

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

The following table presents shares released from the GST for the settlement of employee stock option exercises and employee stock plan purchases for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Employee stock option exercises	—	113	3,170
Employee restricted stock units vested	36	—	—
Employee stock plan purchases	421	260	201

Total shares released from the GST	457	373	3,371

Note 13. Share-Based Compensation

The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. ASC Topic 718 further requires a reduction in share-based compensation expense by an estimated forfeiture rate. The forfeiture rate used by the Company is based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.

The Company uses the alternative transition method for calculating the tax effects of share-based compensation pursuant to ASC Topic 718. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that were outstanding upon adoption of ASC Topic 718.

Stock Plans

As of December 31, 2009, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance share units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Plan are discretionary, although no participant may receive awards in any one year in excess of 2,000,000 shares. The 2001 Directors Plan permits the granting of stock options, restricted stock and restricted stock units. Directors receive an initial equity award grant not to exceed 20,000 shares upon their initial appointment to the Board and thereafter an annual grant not to exceed 10,000 shares upon being re-elected at each annual meeting of shareholders. The maximum number of shares issuable over the term of the 2004 Plan and the 2001 Directors Plan is 17,500,000 and 500,000 shares, respectively.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2009:

	Authorized	Available	Outstanding(1)
	(In thousands)
1991 Stock Incentive Plan	10,000	—	75
Promotion, Marketing and Endorsement Stock Incentive Plan	3,560	—	450
1995 Employee Stock Incentive Plan	10,800	—	1,827
1996 Stock Option Plan	9,000	—	422
2001 Directors Plan	500	174	294
2004 Plan	17,500	4,510	6,954
Employee Stock Purchase Plan	6,000	2,478	—
Non-Employee Directors Stock Option Plan	840	—	8

Total	58,200	7,162	10,030

(1)	Outstanding shares do not include issued Restricted Stock awards that are subject to forfeitures.

Stock Options

All stock option grants made under the 2004 Plan and the 2001 Directors Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $3,384,000, $3,351,000 and $4,241,000 of compensation expense relating to outstanding stock options for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term and is reduced by an estimate for pre-vesting forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards. For the years ended December 31, 2009, 2008 and 2007, the average estimated pre-vesting forfeiture rate used was 4.4%, 4.8% and 3.9%, respectively. The table below summarizes the average fair value assumptions used in the valuation of stock options granted during the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Dividend yield	1.9%	1.9%	2.0%
Expected volatility	42.7%	35.6%	37.4%
Risk-free interest rate	1.4%	2.7%	4.7%
Expected life	4.1 years	4.1 years	3.1 years

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2009 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	6,480	$15.75
Granted	2,907	$7.84
Exercised	—	$—
Forfeited	(166)	$9.23
Expired	(239)	$16.92

Outstanding at December 31, 2009	8,982	$13.28	5.97	$25
Vested and expected to vest in the future at December 31, 2009	8,829	$13.36	5.92	$23
Exercisable at December 31, 2009	5,277	$15.86	4.00	$—

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $2.37, $3.95 and $3.93 per share, respectively. The total intrinsic value for options exercised during the years ended December 31, 2008 and 2007 was $372,000 and $11,248,000, respectively. No options were exercised during the year ended December 31, 2009.

At December 31, 2009, there was $5,168,000 of total unrecognized compensation expense related to options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statement of operations.

Cash received from the exercise of stock options for the years ended December 31, 2008 and 2007 was approximately $1,459,000 and $45,234,000, respectively. The Company settles the exercise of stock options through the Callaway Golf Company Grantor Stock Trust (see Note 12—Capital Stock). The tax effect related to option exercises for the years ended December 31, 2009, 2008 and 2007 totaled approximately $(237,000), $(610,000) and $3,858,000, respectively.

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

The Company recorded $1,346,000 and $1,327,000 of compensation expense related to Restricted Stock awards for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2009, the Company reversed compensation expense of $223,000 related to cancelled Restricted Stock awards due to employee terminations. The Company recorded $3,400,000, $2,350,000, and $1,241,000 of compensation expense in connection with shares underlying Restricted Stock Units for the years ended December 31, 2009, 2008 and 2007, respectively. In connection with shares underlying Performance Share Units, the Company recorded $326,000 of compensation expense as of December 31, 2007. In 2008, based on the Company’s evaluation of certain financial performance metrics associated with Performance Share Units, the Company determined that the performance metrics would not be achieved for the payout of any portion of these awards, and as a result, reversed previously recognized compensation expense of $737,000. There were no Performance Share Units granted in 2009.

The table below summarizes the total number of Restricted Stock Units granted to certain employee participants and directors during the years ended December 31, 2009, 2008 and 2007, as well as the related weighted average grant date fair value for each type of award (number of shares are in thousands).

	# of Shares Granted			Weighted Average Grant-Date Fair Value
	2009	2008	2007	2009	2008	2007
Restricted Stock Units	512	324	260	$7.72	$14.57	$14.76

The fair value of nonvested Restricted Stock awards, Restricted Stock Units and Performance Share Units (collectively “nonvested shares”) is determined based on the closing trading price of the Company’s common stock on the grant date. A summary of the Company’s nonvested share activity for the year ended December 31, 2009 is as follows (in thousands, except fair value amounts):

Restricted Stock, Restricted Stock Units and Performance Share Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	1,023	$13.89
Granted	512	$7.72
Vested	(358)	$12.33
Forfeited	(158)	$13.65

Nonvested at December 31, 2009(1)	1,019	$11.37

(1)	Total unvested shares as of December 31, 2009 represent shares underlying Restricted Stock Units.

At December 31, 2009, there was $4,650,000 of total unrecognized compensation expense related to nonvested shares granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statement of operations.

Phantom Stock Units

Phantom Stock Units awarded under the 2004 Plan are a form of share-based award that is indexed to the Company’s stock and is settled in cash. They are accounted for as liabilities, which are initially measured based on the estimated fair value of the awards on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the award date multiplied by the number of shares underlying the phantom stock units awarded. The liabilities are subsequently remeasured based on the fair value of the awards at the end of each interim reporting period through the settlement date of the awards. Total compensation expense is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate. On December 29, 2009, the Company granted 1,150,000 shares underlying Phantom Stock Units, of which fifty percent will vest on the second anniversary date from the date of grant, and the remaining fifty percent will vest on the third anniversary date. On December 29, 2009, these Phantom Stock Units had an initial valuation of $9,050,000. As of December 31, 2009, the remeasurement date, the value of these awards decreased to $8,671,000.

Employee Stock Purchase Plan

Pursuant to the amended and restated Callaway Golf Employee Stock Purchase Plan (the “Plan”), participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s common stock at 85% of the closing price on the last day of each six-month offering period. During 2009, 2008 and 2007 approximately 421,000, 260,000 and 201,000 shares, respectively, of the Company’s common stock were purchased under the Plan on behalf of participating employees. As of December 31, 2009, there were 2,478,000 shares reserved for future issuance under the Plan. In connection with the Plan, the Company recorded $452,000, $537,000 and $496,000 of compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively.

Share-Based Compensation Expense

The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2009, 2008 and 2007 for share-based compensation related to employees and directors. Amounts are in thousands, except for per share data.

	2009	2008	2007
Cost of sales	$457	$553	$490
Operating expenses	8,356	7,059	7,141

Total cost of employee share-based compensation included in income, before income tax	8,813	7,612	7,631
Amount of income tax recognized in earnings	(2,705)	(2,014)	(2,320)

Amount charged against net income	$6,108	$5,598	$5,311

Impact on net income per common share:
Basic	$(0.10)	$(0.09)	$(0.08)
Diluted	$(0.10)	$(0.09)	$(0.08)

From time to time, the Company accelerates the vesting of certain share-based awards as a result of employee terminations. There were no material award accelerations during 2009, 2008 and 2007.

With respect to restricted stock awards granted to certain non-employees, the Company reversed expense of $57,000 and $705,000 for the years ended December 31, 2009 and 2008, respectively, and recorded expense of $3,221,000 for the year ended December 31, 2007 as a result of the remeasurement of shares of Restricted Stock at market value.

Note 14. Employee Benefit Plans

The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to 25% of annual compensation, up to the maximum permitted under federal law. During 2008 and 2007, the Company was obligated to contribute annually an amount equal to 100% of the participant’s contribution up to 6% of that participant’s annual compensation. Effective February 1, 2009, in light of the unfavorable economic conditions and the Company’s efforts to reduce costs, the 401(k) Plan was amended to suspend the Company’s obligation to match employee contributions. As of January 1, 2010, the Company amended the Plan to reinstate the Company’s obligation to match employee contributions.

The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer matching and profit sharing contributions at a rate of 25% per year, becoming fully vested after the completion of four years of service. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $1,380,000, $7,098,000 and $6,379,000 during 2009, 2008 and 2007, respectively. Additionally, the Company can make discretionary contributions based on the profitability of the Company. For the years ended December 31, 2009, 2008 and 2007 there were no discretionary contributions.

The Company also has an unfunded, nonqualified deferred compensation plan that is backed by Company-owned life insurance policies. As of October 1, 2009, the Company announced the termination of the plan. In December 2009, a portion of the plan assets were liquidated and distributed to its participants. The remaining plan assets will be liquidated and distributed in October, 2010. The plan had been offered to its officers, certain other employees and directors, and allowed participants to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. At December 31, 2009, the cash surrender value of the remaining Company-owned insurance related to deferred compensation was $3,623,000 and was included in other current assets, and the liability for the deferred compensation was $3,043,000 and was included in accrued employee compensation and benefits. At December 31, 2008, the cash surrender value of the Company-owned insurance related to deferred compensation was $7,178,000 and was included in other long-term assets, and the liability for the deferred compensation was $6,438,000 and was included in other long-term liabilities. For the years ended December 31, 2009 and 2008, the total participant deferrals were $423,000 and $1,346,000, respectively.

Note 15. Income Taxes

The Company’s income (loss) before income tax provision (benefit) was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$(46,967)	$76,255	$69,481
Foreign	17,364	25,052	18,794

	$(29,603)	$101,307	$88,275

The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current tax provision (benefit):
Federal	$(23,311)	$18,534	$25,127
State	790	1,720	4,061
Foreign	5,329	8,370	2,790

	(17,192)	28,624	31,978

Deferred tax expense (benefit):
Federal	4,752	4,216	(2,288)
State	(1,655)	1,297	(675)
Foreign	(248)	994	4,673

	2,849	6,507	1,710

Income tax provision (benefit)	$(14,343)	$35,131	$33,688

During 2009, 2008 and 2007, tax benefits related to the exercise or vesting of stock-based awards were $1,028,000, $1,379,000 and $6,031,000, respectively. Such benefits were recorded as a reduction of income taxes payable with a corresponding increase in additional paid-in capital or a decrease to deferred tax assets in connection with compensation cost previously recognized in income.

Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Reserves and allowances	$16,611	$18,924
Depreciation	21,480	20,666
Compensation and benefits	4,453	8,031
Effect of inventory overhead adjustment	3,700	4,675
Compensatory stock options and rights	6,169	5,619
Deferred revenue and other	2,777	1,804
Operating loss carryforwards	3,399	1,410
Tax credit carryforwards	4,772	2,780
Other	76	239

Total deferred tax assets	63,437	64,148
Valuation allowance for deferred tax assets	(2,504)	(2,277)

Deferred tax assets, net of valuation allowance	60,933	61,871
Deferred tax liabilities:
State taxes, net of federal income tax benefit	(2,253)	(1,846)
Prepaid expenses	(2,174)	(2,390)
Amortization	(26,010)	(24,290)

Net deferred tax assets	$30,496	$33,345

The current year change in net deferred taxes of $2,849,000 is comprised of a net deferred benefit of $20,000 related to ASC Topic 740-25-6 reserves offset by a net deferred expense of $2,869,000 recorded through current income tax expense for the year ended December 31, 2009.

Of the total tax credit carryforwards of $4,772,000 at December 31, 2009, the Company has state investment tax credits of $548,000 which expire prior to 2012, $1,560,000 of state investment tax credits that generally do not expire and state research and development credits of $2,664,000 that generally do not expire. Of the $3,399,000 of operating loss carryforwards, $2,710,000 relates to state loss carryforwards which expire prior to 2015 and $420,000 relates to state loss carryforwards that expire at various times between 2015 and 2029. The remaining balance of $269,000 relates to foreign loss carryforwards that do not expire.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are, in management’s estimation, more likely than not to be realized. Of the $2,504,000 valuation allowance at December 31, 2009, $836,000 is related to certain state net operating loss carryforwards, $1,008,000 is related to state tax credit carryforwards, and $660,000 is related to certain Top-Flite deferred tax assets existing at the time of the acquisition. In the future, if the Company determines that the realization of the Top-Flite deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce the provision for income taxes. The change in the valuation allowance during 2009 resulted primarily from the establishment of an allowance on certain state net operating losses that will expire unutilized offset by the reversal of the allowance related to certain foreign net operating losses that will be utilized in future years. Based on management’s assessment, it is more likely than not that the net deferred tax assets will be realized through future earnings.

A reconciliation of the effective tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	1.4%	3.6%	3.7%
Federal and State tax credits, net of U.S. tax benefit	5.4%	(0.9)%	(1.4)%
Expenses with no tax benefit	(3.4)%	1.4%	1.4%
Domestic manufacturing tax benefits	(0.7)%	(0.3)%	(0.8)%
Effect of foreign rate changes	—	—	0.2%
Change in deferred tax valuation allowance	(0.8)%	(2.4)%	0.7%
Reversal of previously accrued taxes	1.5%	(1.7)%	(1.8)%
Accrual for interest and income taxes related to uncertain tax positions	7.7%	—	1.1%
Other	2.4%	—	0.1%

Effective tax rate	48.5%	34.7%	38.2%

In 2009, 2008 and 2007, the tax rate benefited from net favorable adjustments to previously estimated tax liabilities in the amount of $457,000, $1,716,000 and $1,620,000, respectively. The most significant favorable adjustments in each year related to adjustments resulting from the finalization of the Company’s prior year U.S. and state income tax returns as well as agreements reached with the Internal Revenue Service (“IRS”) and other major jurisdictions on certain issues necessitating a reassessment of the Company’s tax exposures for all open tax years, with no individual year being significantly affected.

Effective January 1, 2007, the Company was required to adopt and implement the provisions of ASC Topic 740-25-6, which requires the Company to accrue for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As a result of the adoption of ASC Topic 740-25-6 in 2007, the Company recognized an increase in the liability for its uncertain tax positions of $437,000, of which the entire charge was accounted for as a decrease to the beginning balance of retained earnings. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.”

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007
Balance at January 1	$16,525	$16,850	$23,632
Additions based on tax positions related to the current year	1,364	2,441	2,122
Additions for tax positions of prior years	866	1,588	666
Reductions for tax positions of prior years—Other	(70)	(156)	(1,063)
Reductions for tax positions of prior years—Bilateral Advanced Pricing Agreement between U.S. and Japan	—	—	(8,239)
Settlements	(1,842)	(2,327)	(258)
Reductions due to lapsed statute of limitations	(1,012)	(1,871)	(10)

Balance at December 31	$15,831	$16,525	$16,850

As of December 31, 2009, the liability for income taxes associated with uncertain tax benefits was $15,831,000 and can be reduced by $9,206,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments which was recorded as a long-term income tax receivable, as well as $941,000 of tax benefits associated with state income taxes and other timing adjustments which are recorded as deferred income taxes pursuant to ASC Topic 740-25-6. The net amount of $5,684,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.

The Company does expect changes in the amount of unrecognized tax benefits in the next twelve months; however, the Company does not expect the changes to have a material impact on its results of operations or its financial position.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2009 and 2008, the Company recognized a net benefit of approximately $190,000 and $195,000, respectively, related to interest and penalties in the provision for income taxes. For the year ended December 31, 2007, the Company recognized $474,000 of interest and penalties in the provision for income taxes. As of December 31, 2009 and 2008, the Company had accrued $1,139,000 and $1,329,000, respectively, (before income tax benefit) for the payment of interest and penalties.

The Company is currently under audit by the IRS for tax years 2005 through 2007. The examination is expected to be concluded within the next twelve months, the results of which are not expected to have a material effect on the financial statements.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2004 and prior
California (U.S.)	2004 and prior
Massachusetts (U.S.)	2005 and prior
Australia	2004 and prior
Canada	2004 and prior
Japan	2003 and prior
Korea	2003 and prior
United Kingdom	2003 and prior

As of December 31, 2009, the Company did not provide for United States income taxes or foreign withholding taxes on a cumulative total of $74,100,000 of undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings.

Note 16. Commitments and Contingencies

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

On February 9, 2006, Callaway Golf filed a complaint in the United States District Court in Delaware (Case No. C.A. 06-91) asserting patent infringement claims against Acushnet, a wholly owned subsidiary of Fortune Brands, alleging that Acushnet’s Titleist Pro V1 family of golf balls infringed nine claims contained in four golf ball patents owned by Callaway Golf. Acushnet later stipulated that the Pro V1 golf balls infringed the nine asserted claims, and the case proceeded to trial on the sole issue of validity. On December 14, 2007, a jury found that eight of the nine patent claims asserted by the Company against Acushnet were valid, holding one claim invalid. The District Court entered judgment in favor of the Company and against Acushnet on December 20, 2007. On November 10, 2008, the District Court entered an order, effective January 1, 2009, permanently enjoining Acushnet from further infringing those patent claims, while at the same time denying Acushnet’s motions for a new trial and for judgment as a matter of law. Acushnet appealed the District Court’s judgment to the Federal Circuit (Appeal No. 2009-1076). On August 14, 2009, the Federal Circuit affirmed in part, reversed in part and remanded the case for a new trial. The Federal Circuit affirmed the trial court’s rulings with respect to claim construction, evidentiary rulings made during the trial and rejected Acushnet’s motion for judgment as a matter of law, but ruled that the jury’s inconsistent verdicts and an error granting partial summary judgment on Acushnet’s anticipation defense required the case against Acushnet to be retried. As a result of its ruling, the Federal Circuit also vacated the permanent injunction. The Federal Circuit refused Acushnet’s petition to rehear the case. Acushnet filed a petition for review by the United States Supreme Court and Callaway Golf opposed the petition. Acushnet’s petition was denied on February 22, 2010. The District Court has set the matter for retrial on March 22-26, 2010. The retrial will include Callaway Golf’s claim for damages and Acushnet’s defenses.

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

On March 3, 2009, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-131, asserting claims against Acushnet for patent infringement. Specifically, the Company asserts that two golf ball patents acquired from Top Flite are infringed by Acushnet’s sale of Titleist Pro V1 golf balls introduced after entry of the Court’s permanent injunction referenced above. In the second suit, the Company is seeking damages and an injunction to prevent infringement by Acushnet. Acushnet’s response to the complaint was filed on April 17, 2009, and the case is in the discovery phase. Trial has been set for March 2012.

Acushnet has filed requests for reexamination with the PTO challenging the validity of the two patents asserted by the Company in the new litigation filed against Acushnet. The PTO has issued office actions with respect to each of the patents to which the Company has responded.

On March 3, 2009, Acushnet filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-130, asserting claims against the Company for patent infringement. Specifically, Acushnet asserts that the Company’s sale of the Tour i and Tour ix golf balls infringe nine Acushnet golf ball patents. Acushnet has since dropped one of the patents, but expanded its infringement contentions to allege that seven other models of the Company’s golf balls, using Callaway Golf’s patented HX surface geometry, infringe five of the Acushnet patents asserted in the new suit. Acushnet is seeking damages and an injunction to prevent alleged infringement by the Company. The Company’s response to the complaint was filed on April 17, 2009, and the case has been consolidated for discovery and pretrial with Callaway Golf’s March 3, 2009 case against Acushnet, described above. The case has been set for trial in March 2012. The district court has not yet determined whether the cases will be tried together or separately.

On February 27, 2007, the Company and Dailey & Associates (the Company’s former advertising agency) filed a complaint in the United States District Court for the Southern District of California, Case No. 07CV0373, asserting claims against the Screen Actors Guild (“SAG”) and the Trustees of SAG’s Pension and Health Plans (“Plans”) seeking declaratory and injunctive relief. Specifically, the Plans contended that the Company was required to treat a significant portion of the sums paid to professional golfers who endorse the Company’s products as compensation for “acting services,” and to make contributions to the Plans based upon a percentage of that total amount. The Company sought a declaration that it, and its advertising agency, were not required to contribute to the Plans based on amounts paid by the Company to professional golfers for acting services beyond the contributions already made, or alternatively, were entitled to restitution for all contributions previously made to the Plans because the Plans had no authority to demand contributions based on amounts paid by the Company in any event. The Plans filed a counterclaim against Dailey & Associates and the Company to compel an audit and to recover unpaid Plan contributions based on amounts paid by the Company to the professional golfers, as well as liquidated damages, interest, and reasonable audit and attorneys’ fees. The Company and Dailey & Associates agreed to dismiss their claims against SAG in return for SAG’s agreement to be bound by the result of the litigation with the Plans. Because the Company was not a signatory to the SAG collective bargaining agreement, and was not in contractual privity with SAG or the Plans, on July 3, 2009 the Court granted the Company’s motion to dismiss the Plans’ complaint, resulting in dismissal of the Plans’ action against the Company and a favorable resolution of the Company’s action against the Plans. At the same time, however, the Court denied Dailey & Associates’ motion to dismiss, because it was a SAG signatory. The trial commenced on January 12, 2010. After three days of testimony the parties reached a settlement pursuant to which the Plans will release all claims against Callaway Golf and its signatory advertising agencies through January 31, 2010 in exchange for an immaterial payment. Formal settlement documentation has been exchanged.

On May 8, 2008, Kenji Inaba filed a suit against Callaway Golf Japan in the Osaka District Court in Japan. Inaba has alleged that certain golf balls sold by Callaway Golf Japan with a hex aerodynamic pattern infringe his Japanese utility design patent No. 3,478,303 and his Japanese design patent No. 1,300,582. Inaba is seeking damages pursuant to a royalty based on sales. Callaway Golf Japan filed an administrative proceeding in the Japan Patent and Trademark Office (“Japan PTO”) seeking to invalidate the patents in suit. The Japan PTO ruled that the asserted claims in the Inaba patents are invalid. The Osaka District Court also ruled, on different grounds, that the patents are invalid and also that Callaway Golf does not infringe the patents. Inaba appealed both the Osaka District Court and Japan PTO rulings to the Japan Intellectual Property High Court. The Intellectual Property High Court is considering the appeal of the Japan PTO’s ruling on the design patent, has remanded the invalidation of the utility patent to the Japan PTO for further proceedings based on a technical issue, and is considering the appeal of the Osaka District Court’s decision.

On July 11, 2008, the Company was sued in the Eastern District of Texas by Nicholas Colucci, dba EZ Line Putters, pursuant to a complaint asserting that the Odyssey White Hot XG No. 7, White Hot XG (Long) No. 7,

Black Series i No. 7, and White Hot XG Sabertooth putters infringe U.S. Patent No. 4,962,927. The complaint also alleges that the Company’s Marxman and iTrax putters infringe the alleged trade dress of plaintiff’s EZ Line putters. The Company responded to the complaint on September 5, 2008, denying that it infringes the patent or trade dress and has moved for summary judgment on both claims. If the Court denies summary judgment, then the trial will commence on March 1, 2010.

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

The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial condition.

Lease Commitments

The Company leases certain warehouse, distribution and office facilities, vehicles as well as office equipment under operating leases. Lease terms range from 1 to 8 years expiring at various dates through November 2017, with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

2010	$7,943
2011	3,984
2012	2,475
2013	1,588
2014	1,374
Thereafter	4,199

$21,563

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $13,567,000, $12,985,000 and $9,818,000, respectively.

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of December 31, 2009, the Company has entered into many of these contractual agreements with terms ranging from one to five years. The minimum obligation that the Company is required to pay under these agreements is $113,462,000 over the next five years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of December 31, 2009 are as follows (in thousands):

2010	$46,341
2011	30,098
2012	18,049
2013	10,878
2014	8,096
Thereafter	—

$113,462

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to GEI. In addition, in connection with the uPlay asset acquisition (see Note 5), the Company could be required to pay an additional purchase price, not to exceed $10,000,000, based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the twelve months ended December 31, 2009 was not material to the Company’s financial position, results of operations or cash flows.

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

Note 17. Fair Value of Financial Instruments

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The following table summarizes the valuation of the Company’s foreign currency exchange contracts by the above pricing levels as of the valuation dates listed (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Foreign currency derivative instruments—asset position	$2,705	$2,705	$—	$—
Foreign currency derivative instruments—liability position	47	47	2,007	2,007

The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations.

Note 18. Segment Information

The Company’s operating segments are organized on the basis of products and include golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, GPS on-course range finders, other golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls that are designed, manufactured and sold by the Company. There are no significant intersegment transactions.

The table below contains information utilized by management to evaluate its operating segments.

	2009	2008	2007
	(In thousands)
Net sales
Golf Clubs	$769,914	$894,129	$911,527
Golf Balls	180,885	223,075	213,064

	$950,799	$1,117,204	$1,124,591

Income (loss) before income tax
Golf Clubs	$38,934	$134,018	$151,759
Golf Balls	(13,864)	6,903	902
Reconciling items(1)	(54,673)	(39,614)	(64,386)

	$(29,603)	$101,307	$88,275

Identifiable assets(2)
Golf Clubs	$406,835	$429,170	$413,352
Golf Balls(3)	129,796	146,855	140,730
Reconciling items(2)	339,299	279,313	283,996

	$875,930	$855,338	$838,078

Goodwill
Golf Clubs	$31,113	$29,744	$32,060
Golf Balls	—	—	—

	$31,113	$29,744	$32,060

Depreciation and amortization
Golf Clubs	$26,644	$23,863	$23,975
Golf Balls	14,104	14,100	11,351

	$40,748	$37,963	$35,326

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. In 2008, the reconciling items include a one-time reversal of $19,922,000 in connection with the Company’s termination of a long-term energy supply contract (see Note 10).
(2)	Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments.
(3)	Includes property classified as available for sale in the amount of $1,890,000 in both 2009 and 2008. Property held for sale represents the net book value of the golf ball manufacturing facility in Gloversville, New York as a result of the Company’s announcement in May 2008 to close this facility (see Note 6).

The Company’s net sales by product category are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net sales
Drivers and Fairway Woods	$223,603	$268,286	$305,880
Irons	233,985	308,556	309,594
Putters	98,134	101,676	109,068
Golf Balls	180,885	223,075	213,064
Accessories and Other	214,192	215,611	186,985

	$950,799	$1,117,204	$1,124,591

The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Sales	Long-Lived Assets
	(In thousands)
2009
United States	$475,383	$313,510
Europe	134,508	7,409
Japan	162,695	7,471
Rest of Asia	76,963	3,310
Other foreign countries	101,250	14,517

	$950,799	$346,217

2008
United States	$554,029	$320,594
Europe	191,089	7,354
Japan	166,476	8,180
Rest of Asia	80,011	3,171
Other foreign countries	125,599	13,750

	$1,117,204	$353,049

2007
United States	$597,569	$302,941
Europe	193,336	10,353
Japan	120,148	3,216
Rest of Asia	86,133	1,271
Other foreign countries	127,405	15,574

	$1,124,591	$333,355

Note 19. Transactions with Related Parties

The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving for the Company and makes grants to carefully selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. During 2009, 2008 and 2007, the Company did not contribute to the Foundation.

Note 20. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2009 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$271,864	$302,219	$190,864	$185,852	$950,799
Gross profit	$116,181	$109,848	$59,577	$58,157	$343,763
Net income (loss)	$6,812	$6,912	$(13,429)	$(15,555)	$(15,260)
Dividends on convertible preferred stock (Note 3)	$—	$438	$2,625	$2,625	$5,688
Net income (loss) allocable to common shareholders	$6,812	$6,474	$(16,054)	$(18,180)	$(20,948)
Earnings (loss) per common share(1)
Basic	$0.11	$0.10	$(0.25)	$(0.29)	$(0.33)
Diluted	$0.11	$0.10	$(0.25)	$(0.29)	$(0.33)

	Fiscal Year 2008 Quarters
	1st	2nd	3rd	4th(2)	Total
Net sales	$366,452	$366,029	$213,451	$171,272	$1,117,204
Gross profit	$175,534	$171,080	$80,131	$60,088	$486,833
Net income (loss)	$39,666	$37,107	$(7,443)	$(3,154)	$66,176
Earnings (loss) per common share(1)
Basic	$0.62	$0.59	$(0.12)	$(0.05)	$1.05
Diluted	$0.61	$0.58	$(0.12)	$(0.05)	$1.04

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.
(2)	In the fourth quarter of 2008, net income and earnings per share were favorably affected by the reversal of a $19,922,000 energy derivative valuation account, which resulted in an after-tax benefit of $14,058,000 ($0.22 per share) (see Note 10).

SCHEDULE II

CALLAWAY GOLF COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2008 and 2007

Date	Allowance for Sales Returns	Allowance for Doubtful Accounts
	(In thousands)
Balance, December 31, 2006	$5,909	$8,539
Provision	22,457	1,519
Write-off, disposals, costs and other, net	(22,670)	(2,068)

Balance, December 31, 2007	5,696	7,990
Provision	26,233	3,349
Write-off, disposals, costs and other, net	(25,505)	(2,720)

Balance, December 31, 2008	6,424	8,619
Provision	23,607	2,469
Write-off, disposals, costs and other, net	(24,306)	(1,618)

Balance, December 31, 2009	$5,725	$9,470

S-1

EXHIBIT INDEX

Exhibit	Description
10.21	Form of Restricted Stock Grant.

10.35	Indemnification Agreement, dated January 25, 2010, between the Company and Adebayo O. Ogunlesi.

12.1	Ratio of Combined Fixed Charges and Preference Dividends to Earnings.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

24.1	Form of Limited Power of Attorney.

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.