Form 10-Q
period 2010-03-31
CALLAWAY GOLF CO
filed 2010-04-30
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of March 31, 2010 was 64,391,104.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, as well as estimated unrecognized stock compensation expense, computation of the annual estimated effective tax rate at each interim period, projected capital expenditures, future contractual obligations and the recovery of the Company’s business in 2010 are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in economic conditions, credit markets, or foreign currency exchange rates, the level of promotional activity in the marketplace, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including those affecting the implementation of the Company’s global operations strategy, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Better Game By Design—A Passion For Excellence—Anypoint—Apex—Backstryke—Ben Hogan—BH—Big Bertha—Big Bertha Diablo—Black Series—Black Series i- Callaway—Callaway Collection—Callaway Golf—Callaway uPro GO—C Grind-Chev—Chev 18-Chevron Device—Crimson Series—Demonstrably Superior and Pleasingly Different—Diablo Edge-Diablo Forged-Dimple-in-Dimple—Divine Line—Eagle-ERC—Explosive Distance. Amazing Soft Feel—Flying Lady—FTi-brid—FTiQ—FTiZ—FT Performance-FT Tour-FT-5—FT-9—Freak—Fusion—Game Series—Gems—Great Big Bertha—Heavenwood—Hogan—HX—HX Bite-HX Hot Plus—HX Hot Bite—IMIX—Legacy—Legacy Aero—Legend—Marksman—MiniT—Never Lay Up—Number One Putter in Golf—Odyssey—OptiFit-ORG.14—Rossie—S2H2—Sabertooth—SRT—SenSert—Solaire—Squareway—Steelhead—Strata—Stronomic—Sure-Out—Teron—TF design—Tech Series—Top-Flite—Top-Flite D2—Top-Flite XL—Tour Authentic—Tour Deep—Tour i—Tour i(S)—Tour iX—Tour i(Z)—Trade In! Trade Up!—Tru Bore—Tunite—uPro—VFT—War Bird—Warbird—Warmsport—White Hot—White Hot Tour—White Hot XG—White Ice—Windsport—World’s Friendliest—X-20—X-20 Tour—X-22—X-22 Tour— XL5000—XJ Series—XL Extreme—X-Forged—X Hot—X Prototype—X-Series—X-Series Jaws-X-SPANN—Xtra Traction Technology—X-Tour—XTT—Xtra Width Technology—XWT-2-Ball—2-Ball F7.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$41,852	$78,314
Accounts receivable, net	277,423	139,776
Inventories	230,769	219,178
Deferred taxes, net	22,578	21,276
Income taxes receivable	1,176	19,730
Other current assets	38,972	34,713

Total current assets	612,770	512,987
Property, plant and equipment, net	137,948	143,436
Intangible assets, net	141,853	142,904
Goodwill	30,498	31,113
Deferred taxes, net	10,771	10,463
Other assets	36,377	35,027

Total assets	$970,217	$875,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$145,352	$118,294
Accrued employee compensation and benefits	31,291	22,219
Accrued warranty expense	9,361	9,449
Other liabilities	11,382	1,492
Credit facility	31,000	—

Total current liabilities	228,386	151,454
Long-term liabilities:
Income taxes payable	9,855	11,597
Deferred taxes, net	1,136	1,243
Deferred compensation and other	3,429	1,754
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 1,400,000 shares issued and outstanding at March 31, 2010 and December 31, 2009 (Note 2)	14	14
Common stock, $.01 par value, 240,000,000 shares authorized, 66,295,961 shares issued at March 31, 2010 and December 31, 2009	663	663
Additional paid-in capital	258,655	257,486
Retained earnings	491,327	474,379
Accumulated other comprehensive income	4,047	6,240
Less: Grantor Stock Trust held at market value, 589,790 shares and 983,275 shares at March 31, 2010 and December 31, 2009, respectively	(5,202)	(7,414)
Less: Common Stock held in treasury, at cost, 1,904,857 shares and 1,823,367 shares at March 31, 2010 and December 31, 2009, respectively	(24,794)	(24,110)

Total Callaway Golf Company shareholders’ equity	724,710	707,258

Non-controlling interest in consolidated entity (Note 7)	2,701	2,624

Total shareholders’ equity	727,411	709,882

Total liabilities and shareholders’ equity	$970,217	$875,930

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Net sales	$302,875	$271,864
Cost of sales	165,580	155,683

Gross profit	137,295	116,181
Operating expenses:
Selling expense	74,628	74,650
General and administrative expense	24,976	19,987
Research and development expense	9,318	8,103

Total operating expenses	108,922	102,740

Income from operations	28,373	13,441
Other income (expense), net	1,571	(2,381)

Income before income taxes	29,944	11,060
Provision for income taxes	9,641	4,248

Net income	20,303	6,812
Dividends on convertible preferred stock	2,625	—

Net income allocable to common shareholders	$17,678	$6,812

Earnings per common share:
Basic	$0.28	$0.11
Diluted	$0.24	$0.11
Weighted-average common shares outstanding:
Basic	63,653	62,914
Diluted	83,926	63,320

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$20,303	$6,812
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,949	9,944
Deferred taxes	(1,746)	(1,604)
Non-cash share-based compensation	2,519	1,667
Gain on disposal of long-lived assets	(14)	(150)
Changes in assets and liabilities:
Accounts receivable, net	(139,961)	(123,217)
Inventories	(12,889)	(12,035)
Other assets	(6,983)	(370)
Accounts payable and accrued expenses	32,551	43,869
Accrued employee compensation and benefits	8,074	(3,439)
Accrued warranty expense	(88)	331
Income taxes payable	27,523	13,063
Deferred compensation	1,675	(558)

Net cash used in operating activities	(59,087)	(65,687)

Cash flows from investing activities:
Capital expenditures	(4,149)	(10,046)
Other investing activities	(1,936)	(89)

Net cash used in investing activities	(6,085)	(10,135)

Cash flows from financing activities:
Issuance of Common Stock	1,301	1,500
Dividends paid, net	(3,266)	—
Proceeds from credit facility, net	31,000	57,081
Other financing activities	(167)	(491)

Net cash provided by financing activities	28,868	58,090

Effect of exchange rate changes on cash and cash equivalents	(158)	(1,060)

Net decrease in cash and cash equivalents	(36,462)	(18,792)
Cash and cash equivalents at beginning of year	78,314	38,337

Cash and cash equivalents at end of period	$41,852	$19,545

Supplemental disclosures:
Cash received for income taxes, net	$15,931	$7,625
Cash paid for interest and fees	$(120)	$(474)
Dividends payable	$438	$—
Common stock received in connection with the settlement of employee payroll taxes on restricted stock units	$684	$415

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Callaway Golf Shareholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Grantor Stock Trust	Treasury Stock		Non-controlling Interest	Total	Comprehensive Income
	Shares	Amount	Shares	Amount					Shares	Amount
Balance, December 31, 2009	1,400	$14	66,296	$663	$257,486	$474,379	$6,240	$(7,414)	(1,823)	$(24,110)	$2,624	$709,882

Exercise of stock options	—	—	—	—	—	—	—	74	—	—	—	74
Tax deficit on compensatory stock awards	—	—	—	—	(241)	—	—	—	—	—	—	(241)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	—	(82)	(684)	—	(684)
Compensatory stock and stock options	—	—	—	—	727	—	—	1,507	—	—	—	2,234
Employee stock purchase plan	—	—	—	—	(152)	—	—	1,377	—	—	—	1,225
Stock dividends	—	—	—	—	89	(89)	—	—	—	—	—	—
Cash dividends	—	—	—	—	—	(3,266)	—	—	—	—	—	(3,266)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	746	—	—	(746)	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(2,193)	—	—	—	—	(2,193)	$(2,193)
Net income	—	—	—	—	—	20,303	—	—	—	—	77	20,380	20,303

Balance, March 31, 2010	1,400	$14	66,296	$663	$258,655	$491,327	$4,047	$(5,202)	(1,905)	$(24,794)	$2,701	$727,411	$18,110

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company” or “Callaway Golf”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

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

Recently Adopted Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Based on the Company’s evaluation of ASU 2009-17, the adoption of this statement did not impact the Company’s consolidated financial statements.

2. Preferred Stock Offering

On June 15, 2009, the Company sold 1,400,000 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140,000,000 and incurred costs of $6,031,000, which were recorded as an offset to additional paid-in capital in the consolidated condensed statement of shareholders’ equity. The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of March 31, 2010, the liquidation preference would have been $140,438,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

The preferred stock is generally convertible at any time at the holder’s option into common stock of the Company at an initial conversion rate of 14.1844 shares of Callaway’s common stock per share of preferred

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

stock, which is equivalent to an initial conversion price of approximately $7.05 per share. Based on the initial conversion rate, approximately 19,900,000 shares of common stock would be issuable upon conversion of all of the outstanding shares of preferred stock.

The Company may also elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. If the Company elects to mandatorily convert any preferred stock, it will make an additional payment on the preferred stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on the preferred stock. As of March 31, 2010, this amount would have been $23,625,000.

On or after June 20, 2012, the Company, at its option, may redeem the preferred stock, in whole or in part, at a price equal to 100% of the liquidation preference, plus all accrued and unpaid dividends. The preferred stock has no maturity date and has no voting rights prior to conversion into the Company’s common stock, except in limited circumstances.

3. Earnings per Common Share

Earnings per common share, basic, is computed by dividing net income less preferred stock dividends (i.e., net income allocable to common shareholders) by the weighted-average number of common shares outstanding for the period. Earnings per common share, diluted, is computed by dividing net income by the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period. Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported, or in periods when diluted earnings (loss) per share is more favorable than basic earnings (loss) per share.

Dilutive securities include the common stock equivalents of convertible preferred stock, options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan (“ESPP”) and outstanding restricted stock awards and units granted to employees and non-employees (see Note 11). Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share” (“ASC 260”). Dilutive securities related to the ESPP are calculated by dividing the average withholdings during the period by 85% of the market value of the Company’s common stock at the end of the period.

In June 2009, the Company completed its offering of 1,400,000 shares of preferred stock. The preferred stock is generally convertible into shares of common stock and earns cumulative dividends from the date of original issue at an initial rate of 7.50% per annum. In accordance with ASC 260, dividends on cumulative preferred stock are subtracted from net income to calculate net income allocable to common shareholders in the basic earnings per share calculation. For the three months ended March 31, 2010, the Company paid $2,625,000 in dividends to preferred shareholders and accrued $438,000.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, and reconciles the weighted-average common shares used in the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Earnings per common share—basic
Numerator:
Net Income	$20,303	$6,812
Less: Preferred stock dividends	(2,625)	—

Net Income allocable to common shareholders	$17,678	$6,812

Denominator:
Weighted-average common shares outstanding—basic	63,653	62,914

Basic earnings per common share	$0.28	$0.11

Earnings per common share—diluted
Numerator:
Net Income	$20,303	$6,812

Denominator:
Weighted-average common shares outstanding—basic	63,653	62,914
Preferred stock weighted-average shares outstanding	19,858	—
Options, restricted stock and other dilutive securities	415	406

Weighted-average common shares outstanding—diluted	83,926	63,320

Diluted earnings per common share	$0.24	$0.11

Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended March 31, 2010 and 2009, options outstanding totaling approximately 9,705,000 and 8,372,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

As of March 31, 2010, the liability for income taxes associated with uncertain tax benefits was $11,355,000 and could be reduced by $6,758,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments (which was recorded as a long-term income tax receivable) as well as $936,000 of tax benefits associated with state income taxes. The net amount of $3,661,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate. The Company expects that during the next twelve months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $1,276,000 ($34,000, net of correlative adjustments) due to the expiration of various statutes of limitation and the resolution of various foreign, federal and state income tax matters.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the quarter ended March 31, 2010, the Company recognized a benefit of approximately $766,000 as the result of the reversal of interest and penalties in the provision for income taxes due to the reduction of uncertain tax positions related to the settlement of various tax audits. As of March 31, 2010 and December 31, 2009, the Company had accrued $373,000 and $1,139,000, respectively, (before income tax benefit) for the payment of interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2007 and prior
California (U.S.)	2004 and prior
Massachusetts (U.S.)	2005 and prior
Australia	2004 and prior
Canada	2004 and prior
Japan	2004 and prior
South Korea	2008 and prior
United Kingdom	2003 and prior

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Inventories

Inventories are summarized below (in thousands):

	March 31, 2010	December 31, 2009
Inventories:
Raw materials	$53,000	$53,688
Work-in-process	842	451
Finished goods	176,927	165,039

	$230,769	$219,178

6. Goodwill and Intangible Assets

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	March 31, 2010			December 31, 2009
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	2-16	36,459	24,489	11,970	36,459	23,827	12,632
Developed technology and other	1-9	12,237	4,148	8,089	12,236	3,758	8,478

Total intangible assets		$170,490	$28,637	$141,853	$170,489	$27,585	$142,904

Aggregate amortization expense on intangible assets was approximately $1,052,000 and $1,088,000 for the three months ended March 31, 2010 and 2009, respectively. Amortization expense related to intangible assets at March 31, 2010 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2010	$3,091
2011	3,892
2012	3,462
2013	2,536
2014	1,886
2015	1,848
Thereafter	3,344

$20,059

Goodwill at March 31, 2010 and December 31, 2009 was $30,498,000 and $31,113,000, respectively. The decrease in goodwill during the three months ended March 31, 2010 of $615,000 was primarily due to unfavorable foreign currency fluctuations.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Investments

Investment in Golf Entertainment International Limited Company

The Company has a $10,000,000 investment in the preferred shares of Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. The Company accounts for this investment in accordance with ASC Topic 325, “Investments—Other” using the cost method, as the Company owns less than a 20% interest in GEI and does not have the ability to significantly influence the operating and financial policies of GEI. Accordingly, this investment was recorded at cost and is included in other long-term assets in the accompanying consolidated condensed balance sheets as of March 31, 2010 and December 31, 2009. The Company performs an impairment test whenever there are identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.

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

The Company and other GEI shareholders entered into certain loan agreements with GEI to provide funding to GEI for certain capital projects as well as operational needs. As of March 31, 2010, the Company funded a combined total of $8,398,000 under the loan agreements, which includes accrued interest and fees of $2,499,000. The total balance of these loans is reflected in other long-term assets in the accompanying consolidated condensed balance sheets. The loan agreements provide for the option, at the Company’s discretion, to convert up to 100 percent of the amount drawn by GEI, including accrued interest, into convertible preferred shares. In connection with the loans, the Company has received underwriting fees and will receive annual interest at market rates on the loaned amounts.

In February 2008, the Company and another GEI shareholder entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8,000,000 for a loan that was issued to a subsidiary of GEI. The terms of this letter of credit were extended through April 30, 2010. In April 2010, GEI negotiated a new loan with a different lender and used the proceeds from this loan to settle the former loan. In connection with this new loan, the Company entered into a new letter of credit arrangement to provide collateral up to $8,000,000. The prior letter of credit for $8,000,000 was terminated in April 2010.

Investment in Qingdao Suntech Sporting Goods Limited Company

In October 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated condensed financial statements as of March 31, 2010 and December 31, 2009, in accordance with ASC Topic 810 “Consolidations.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to fund certain capitalization requirements for Suntech

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and provide working capital to establish manufacturing facilities and capabilities. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which $2,391,000 was outstanding as of March 31, 2010 and December 31, 2009. The Company recorded the loan in other long-term assets in the accompanying consolidated condensed balance sheets.

8. Product Warranty

The Company has a stated two-year warranty policy for its golf clubs, although the Company sometimes honors warranty claims after the two-year stated warranty period at the Company’s discretion. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The decrease in the estimated future warranty obligation is primarily due to the improved durability of newer products. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended March 31,
	2010	2009
Beginning balance	$9,449	$11,614
Provision	2,154	2,214
Claims paid/costs incurred	(2,242)	(1,883)

Ending balance	$9,361	$11,945

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended March 31, 2010, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on March 31, 2010, was $109,900,000. As of March 31, 2010, the Company had $31,000,000 outstanding under the Line of Credit and had $41,852,000 of cash and cash equivalents. As of March 31, 2010, the Company remained in compliance with the consolidated leverage ratio as well as with the interest coverage ratio covenants. Because the Company remained in compliance with these financial covenants, as of April 1, 2010, the Company had access to the full $250,000,000 under the Line of Credit (subject to compliance with other terms of the Line of Credit).

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of March 31, 2010, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

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

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2,210,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $540,000 as of March 31, 2010, of which $282,000 was included in other current assets and $258,000 in other long-term assets in the accompanying consolidated condensed balance sheet.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On February 9, 2006, Callaway Golf filed a complaint in the United States District Court in Delaware (Case No. C.A. 06-91) asserting patent infringement claims against Acushnet, a wholly-owned subsidiary of Fortune Brands, alleging that Acushnet’s Titleist Pro V1 family of golf balls infringed nine claims contained in four golf ball patents owned by Callaway Golf. Acushnet later stipulated that the Pro V1 golf balls infringed the nine asserted claims, and the case proceeded to trial on the sole issue of validity. On December 14, 2007, a jury found that eight of the nine patent claims asserted by the Company against Acushnet were valid, holding one claim invalid. The District Court entered judgment in favor of the Company and against Acushnet on December 20, 2007. On November 10, 2008, the District Court entered an order, effective January 1, 2009, permanently enjoining Acushnet from further infringing those patent claims, while at the same time denying Acushnet’s motions for a new trial and for judgment as a matter of law. Acushnet appealed the District Court’s judgment to the Federal Circuit (Appeal No. 2009-1076). On August 14, 2009, the Federal Circuit affirmed in part, reversed in part and remanded the case for a new trial. The Federal Circuit affirmed the trial court’s rulings with respect to claim construction, evidentiary rulings made during the trial and rejected Acushnet’s motion for judgment as a matter of law, but ruled that the jury’s inconsistent verdicts and an error granting partial summary judgment on Acushnet’s anticipation defense required the case against Acushnet to be retried. As a result of its ruling, the Federal Circuit also vacated the permanent injunction. The Federal Circuit refused Acushnet’s petition to rehear the case. Acushnet filed a petition for review by the United States Supreme Court and Callaway Golf opposed the petition. Acushnet’s petition was denied on February 22, 2010. The case was retried based upon Callaway Golf’s asserted claims. On March 29, 2010, after a 5-day trial, a jury found that the asserted claims were invalid because the claims were found to be “anticipated” and “obvious.” Callaway Golf intends to file a post-trial motion requesting the trial judge to set aside the verdict.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On July 11, 2008, the Company was sued in the Eastern District of Texas by Nicholas Colucci, dba EZ Line Putters, pursuant to a complaint asserting that the Odyssey White Hot XG No. 7, White Hot XG (Long) No. 7, Black Series i No. 7, and White Hot XG Sabertooth putters infringed U.S. Patent No. 4,962,927 literally and through the doctrine of equivalents. The complaint also alleged that the Company’s Marxman and iTrax putters infringed the alleged trade dress of plaintiff’s EZ Line putters. The Company responded to the complaint on September 5, 2008, denying that it infringed the patent or trade dress. After a five day trial, a jury found that Callaway Golf did not literally infringe the patent, and did not infringe the trade dress of plaintiff’s putters. The jury determined that Callaway Golf did infringe the patent pursuant to the doctrine of equivalents but awarded plaintiff only $135,000. Callaway Golf has asked the trial court to set aside the jury’s verdict, and to enter judgment for Callaway Golf, on the equivalents claim. The plaintiff has asked for a new trial on damages. Both motions are pending.

On January 19, 2009, the Company filed suit in the Superior Court for the County of San Diego, case no. 37-2009-00050363-CU-BC-NC, against Corporate Trade International, Inc. (“CTI”) seeking damages for breach of contract and for declaratory relief based on the asserted use and transfer of corporate trade credits to the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company in connection with the purchase of assets from Top-Flite in 2003. On January 26, 2009, CTI filed its own suit in the United States District Court for the Southern District of New York, case no. 09CV0698, asserting claims for breach of contract, account stated and unjust enrichment, and seeking damages of approximately $8,900,000. On February 26, 2009, CTI removed the Company’s San Diego case to the United States District Court for the Southern District of California, and filed a motion to dismiss, stay or transfer the California action to New York. On March 1, 2010, the San Diego case was transferred to the Southern District of New York where it has been assigned to the same Judge as the New York case. Discovery has not yet commenced.

On June 2, 2009, the Company was sued in the United States District Court for the Eastern District of Pennsylvania, case no. 09-2454, by Greenkeepers, Inc. and Greenkeepers of Delaware, LLC asserting that the Company is infringing U.S. Patent number RE40,407, relating to the golf spikes used in the Company’s golf shoes. The Company answered the complaint on June 23, 2009 denying infringement. The Company tendered the matter to its golf spike vendor, Softspikes LLC, which has accepted the defense while reserving its rights pursuant to an indemnity agreement between the parties. Greenkeepers and Softspikes have agreed to resolve the entire litigation, including the indemnified claim against Callaway Golf, on terms that are confidential and at no cost to Callaway Golf.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2010, the Company has entered into many of these contractual agreements with terms ranging from one to five years. The minimum obligation that the Company is required to pay under these agreements is $115,029,000 over the next five years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum purchase commitments as of March 31, 2010 are as follows (in thousands):

2010	$54,616
2011	29,496
2012	15,773
2013	9,508
2014	5,636
Thereafter	—

$115,029

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees that are contingent upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to GEI. In addition, in connection with the uPlay acquisition in December 2008, the Company could be required to pay an additional purchase price, not to exceed $10,000,000, based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2010 was not material to the Company’s financial position, results of operations or cash flows.

Employment Contracts

The Company has entered into employment contracts with each of the Company’s officers. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

11. Share-Based Employee Compensation

As of March 31, 2010, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). From time to time, the Company grants Stock Options, Restricted Stock Awards, Restricted Stock Units, Performance Share Units and other awards under these two plans.

The table below summarizes the non-cash amounts recognized in the financial statements for the three months ended March 31, 2010 and 2009 for share-based compensation, including expense for Phantom Stock Units granted to employees (in thousands).

	Three months ended March 31,
	2010	2009
Cost of sales	$254	$105
Operating expenses	3,330	2,144

Total cost of employee share-based compensation included in income, before income tax	3,584	2,249
Amount of income tax recognized in earnings	(1,140)	(595)

Amount charged against net income	$2,444	$1,654

Impact on net income per common share:
Basic	$(0.04)	$(0.03)
Diluted	$(0.03)	$(0.03)

In addition, as a result of the mark-to-market adjustment for Restricted Stock awards granted to certain non-employees, the Company reversed $287,000 of compensation expense during the three months ended March 31, 2009. Restricted Stock awards related to non-employees were fully vested as of December 31, 2009.

Stock Options

The Company granted 1,219,000 and 2,840,000 shares underlying Stock Options during the three months ended March 31, 2010 and 2009, respectively, at a weighted average grant-date fair value of $2.84 and $2.37 per share.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of Stock Options granted during the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Dividend yield	1.1%	1.9%
Expected volatility	46.2%	42.6%
Risk free interest rate	2.2%	1.4%
Expected life	4.7 years	4.1 years

Restricted Stock Units

The Company granted 452,000 and 456,000 shares underlying Restricted Stock Units during the three months ended March 31, 2010 and 2009, respectively, at a weighted average grant-date fair value of $7.54 and $7.82, respectively. At March 31, 2010, the Company had $6,115,000 of total unrecognized compensation expense related to non-vested shares granted to employees under the Company’s share-based payment plans related to Restricted Stock Units. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated condensed statement of operations due to the application of forfeiture rates.

Phantom Stock Units

Phantom Stock Units awarded under the 2004 Plan are a form of share-based award that is indexed to the Company’s stock and is settled in cash. They are accounted for as liabilities, which are initially measured based on the estimated fair value of the awards on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the award date multiplied by the number of shares underlying the phantom stock units awarded. The liabilities are subsequently remeasured based on the fair value of the awards at the end of each interim reporting period through the settlement date of the awards. Total compensation expense is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate. On December 29, 2009, the Company granted 1,150,000 shares underlying Phantom Stock Units, of which fifty percent will vest on the second anniversary of the date of grant, and the remaining fifty percent will vest on the third anniversary of the date of grant. On December 29, 2009, these Phantom Stock Units had an initial valuation of $9,050,000. At December 31, 2009, the value of these awards was $8,671,000. As of March 31, 2010, the remeasurement date, the value of these awards increased to $10,142,000 due to an increase in the price of the Company’s common stock. For the three months ended March 31, 2010, the Company recorded expense of $1,065,000 in connection with these awards.

12. Fair Value of Financial Instruments

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The following table summarizes the valuation of the Company’s foreign currency exchange contracts by the above pricing levels as of the valuation dates listed (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Foreign currency derivative instruments—asset position	$4,390	$4,390	$2,705	$2,705
Foreign currency derivative instruments—liability position	933	933	47	47

The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations. See Note 13 below for further information on foreign currency exchange contracts.

13. Derivatives and Hedging

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended March 31, 2010 and 2009, the Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At March 31, 2010 and 2009, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $168,840,000 and $138,611,000, respectively. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at March 31, 2010 and December 31, 2009 (in thousands):

	Asset Derivatives
	March 31, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$4,390	Other current assets	$2,705

	Liability Derivatives
	March 31, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$933	Accounts payable and accrued expenses	$47

The gains and losses on foreign currency exchange contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same year as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus generally offset these gains and losses. The gains and losses on foreign currency exchange contracts used to manage exposures related to the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes are recognized as a component of other income (expense) in the same year as the foreign currency gains and losses related to the translation of the Company’s international operating results. The following table summarizes the location of gains on the consolidated condensed statements of operations that were recognized during the three months ended March 31, 2010 and 2009, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative instruments	Three months ended March 31,
		2010	2009
Foreign currency exchange contracts	Other income	$1,274	$3,402

The net realized and unrealized contractual net gains recognized for the three months ended March 31, 2010 were in addition to actual foreign currency transactional net gains of $52,000. The net realized and unrealized contractual net gains for the three months ended March 31, 2009 were used by the Company to offset actual foreign currency transactional net losses of $6,100,000.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended March 31,
	2010	2009
Net sales
Golf Clubs	$251,740	$224,516
Golf Balls	51,135	47,348

	$302,875	$271,864

Income (loss) before income taxes
Golf Clubs	$43,614	$28,281
Golf Balls	1,896	(1,698)
Reconciling items(1)	(15,566)	(15,523)

	$29,944	$11,060

Additions to long-lived assets
Golf Clubs	$3,621	$6,670
Golf Balls	102	1,541

	$3,723	$8,211

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls. As discussed in Note 14 “Segment Information” to the Notes to Consolidated Condensed Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.

In most of the regions where the Company does business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s business is therefore also subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second quarter sales are also significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third quarter sales are generally dependent on reorder business but are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key markets. However, fourth quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions. In general, however, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability generally occurs during the first half of the year.

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. For reporting purposes, transactions conducted in foreign currencies must be translated into U.S. dollars based upon applicable foreign currency exchange rates. Fluctuations in foreign currency rates therefore can have a significant effect on the Company’s reported financial results. In general, the Company’s financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s hedging activities can mitigate but do not eliminate the effects of the foreign currency fluctuations. As a result of the overall weakening of the U.S. dollar during the first quarter of 2010 compared to the same period in 2009, the translation of foreign currency exchange rates had a positive impact on the Company’s financial results during the first three months in 2010.

Executive Summary

Overall, in the first quarter of 2010, economic conditions and foreign currency rates in most of the Company’s key regions were more favorable to the Company than in the first quarter of 2009. These improved macroeconomic conditions, together with the strength of the Company’s new products for 2010, resulted in a $31.0 million (11%) increase in net sales compared to the first quarter of 2009. Changes in foreign currency rates favorably affected net sales by approximately $14.8 million. Management believes that its first quarter 2010 net sales were tempered by poor weather conditions in many of the Company’s key regions which delayed the opening of the golf season in those regions.

During the first quarter of 2010, the Company continued to realize the benefits of its initiatives targeted at improved gross margins, which initiatives resulted in reduced component and raw material costs, as well as reduced manufacturing costs. As a result, the Company’s gross profit as a percent of net sales improved to 45% for the first quarter of 2010 compared to 43% for the first quarter of 2009.

The Company’s operating expenses increased $6.2 million in the first quarter of 2010 compared to the first quarter of 2009, primarily as a result of an increase in accruals for employee incentive compensation, the restoration in 2010 of employee benefits that had been reversed or temporarily suspended in 2009, and the continued investment in growth initiatives such as the Company’s entry into India, its uPlay business, and its apparel business. Despite these increases and additional investments, operating expenses as a percent of net sales improved to 36% for the first quarter of 2010 compared to 38% for the first quarter of 2009.

The Company’s improvement in net sales and gross margins, along with a $4.0 million increase in other income/(expense) resulting from gains on foreign currency contracts, resulted in a $13.5 million (198%) increase in net income in the first quarter of 2010 compared to the first quarter of 2009. As a result, earnings per share for the first quarter of 2010 improved to $0.24 per diluted common share (on 83.9 million weighted average shares outstanding) compared to $0.11 per diluted common share (on 63.3 million weighted average shares outstanding) for the first quarter of 2009.

As discussed above, the Company’s business is seasonal and the second quarter is generally when the consumer purchase cycle peaks. The second quarter therefore is historically very important to the Company’s full year results and will be a good indicator of the degree to which the Company’s business will recover in 2010.

Three-Month Periods Ended March 31, 2010 and 2009

Net sales for the first quarter of 2010 increased by $31.0 million (11%) to $302.9 million compared to $271.9 million in the first quarter of 2009. This increase was primarily due to the successful launch of a strong golf product line in 2010 combined with the effects of an improving economy in certain regions where the Company conducts its business. The increase in net sales were also favorably affected by the Company’s expansion into other international regions as well as the impact of foreign currency exchange rates on net sales as a result of a weaker U.S. dollar in the first quarter of 2010 compared to the same period in 2009. These factors were partially offset by a delay in the opening of the golf season due to poor weather conditions in certain key regions during the first three months of 2010. This increase reflects a $27.2 million increase in net sales of the Company’s golf clubs segment and a $3.8 million increase in net sales of the Company’s golf balls segment as presented below (dollars in millions):

	Three Months Ended March 31,		Growth (Decline)
	2010	2009	Dollars	Percent
Net sales
Golf clubs	$251.8	$224.6	$27.2	12%
Golf balls	51.1	47.3	3.8	8%

	$302.9	$271.9	$31.0	11%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2010	2009	Dollars	Percent
Net sales:
United States	$151.1	$141.3	$9.8	7%
Europe	42.3	43.0	(0.7)	(2)%
Japan	53.4	47.4	6.0	13%
Rest of Asia	24.6	16.6	8.0	48%
Other foreign countries	31.5	23.6	7.9	33%

	$302.9	$271.9	$31.0	11%

Net sales in the United States increased $9.8 million to $151.1 million during the first quarter of 2010 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $21.2 million (16%) to $151.8 million during the first quarter of 2010 compared to the same quarter in 2009. The increase in net sales in the United States and internationally was primarily attributable to the successful launch of new products during the first quarter of 2010, as well as an improvement in economic conditions in certain regions where the Company conducts its business. In addition, compared to the first quarter of 2009, the Company’s reported net sales in regions outside the U.S. in the first quarter of 2010 were favorably affected by the translation of foreign currency sales into U.S. dollars based upon 2010 exchange rates. If 2009 rates were applied to 2010 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $14.8 million less than reported in the first quarter of 2010.

For the first quarter of 2010, gross profit increased $21.1 million to $137.3 million from $116.2 million in the first quarter of 2009. Gross profit as a percentage of net sales (“gross margin”) increased to 45% in the first quarter of 2010 compared to 43% in the first quarter of 2009. The increase in gross margin was primarily attributable to cost reductions on golf club components costs and golf ball raw materials in addition to a favorable shift in golf club and golf ball production to more cost efficient regions outside the U.S. These increases were partially offset by an unfavorable shift in product mix within golf clubs combined with price reductions taken on older golf club products. See “Segment Profitability” below for further discussion of gross margins. Gross profit for the first quarter of 2010 was negatively affected by charges of $1.0 million related to the Company’s initiatives targeted at improved gross margins compared to $1.6 million in the first quarter of 2009.

Selling expenses decreased $0.1 million to $74.6 million in the first quarter of 2010 compared to $74.7 million in the comparable period of 2009. As a percentage of net sales, selling expenses improved to 25% in the first quarter of 2010 compared to 27% in the first quarter of 2009. This decrease includes a $2.9 million decrease in advertising and promotional activities, partially offset by a $2.5 million increase in employee costs, primarily due to an increase in employee incentive compensation expense, the restoration of employee benefits in 2010 and sales commissions.

General and administrative expenses increased $5.0 million (25%) to $25.0 million in the first quarter of 2010 compared to $20.0 million in the comparable period of 2009. As a percentage of net sales, general and administrative expenses increased to 8% in the first quarter of 2010 from 7% in the first quarter of 2009. The dollar increase was primarily due to an increase in employee incentive compensation expense as well as the restoration of employee benefits in 2010.

Research and development expenses increased $1.2 million (15%) to $9.3 million in the first quarter of 2010 compared to $8.1 million in the comparable period of 2009. As a percentage of sales, research and development expenses remained constant at 3% in the first quarter of 2010 and 2009. The dollar increase was primarily due to an increase in employee incentive compensation expense as well as the restoration of employee benefits in 2010.

Other income (expense) improved by $4.0 million in the first quarter of 2010 to other income of $1.6 million compared to other expense of $2.4 million in the comparable period of 2009. This improvement was primarily attributable to net foreign currency gains reported in the first quarter of 2010 compared to net foreign currency losses reported in the first quarter of 2009.

The effective tax rate for the first quarter of 2010 was 32.2% compared to 38.4% for the comparable period in 2009. The tax rate in the first quarter of 2010 benefited from net favorable adjustments to previously estimated tax liabilities resulting from the release of tax contingencies related to the settlement of various issues under tax examination.

Net income for the first quarter of 2010 increased to $20.3 million from $6.8 million in the comparable period of 2009. Net income allocable to common shareholders for the first quarter of 2010 includes a reduction of $2.6 million for dividends on convertible preferred stock (as defined below). Diluted earnings per share increased to $0.24 per share on 83.9 million weighted average shares outstanding in the first quarter of 2010 compared to $0.11 per share on 63.3 million weighted average shares outstanding in the first quarter of 2009. Diluted earnings per share for the first quarter of both 2010 and 2009 were negatively affected by $0.01 per share related to after-tax costs incurred in connection with the Company’s global operations strategy initiatives.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended March 31, 2010 and 2009

The increase in net sales during the first quarter of 2010 was primarily due to a successful product launch combined with the effects of an improving economy in certain regions where the Company conducts its business as compared to the same period in the prior year. This increase had a positive impact on the Company’s sales volumes and average selling prices as discussed below. In addition, the increase in net sales also includes the favorable impact of foreign currency exchange rates due to the overall weakening of the U.S. dollar against the foreign currencies in which the Company conducts its business.

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2010	2009	Dollars	Percent
Net sales:
Woods	$94.5	$79.9	$14.6	18%
Irons	57.4	65.2	(7.8)	(12)%
Putters	38.2	27.7	10.5	38%
Accessories and other	61.7	51.8	9.9	19%

	$251.8	$224.6	$27.2	12%

The $14.6 million (18%) increase in net sales of woods to $94.5 million for the quarter ended March 31, 2010 was primarily attributable to an increase in sales volume and average selling prices. The increase in sales volume was primarily due to an increase in the number of woods products launched in the first quarter of 2010 led by Diablo Edge, Fusion Technology (“FT-iz”) and Legacy woods products compared to the same time period in the prior year. This increase was partially offset by a decrease in reorders of prior year model drivers. The increase in average selling prices was primarily due to a shift in product mix as a result of the launch of premium FT-iz fairway woods, hybrids and drivers in the first quarter of 2010, compared to lower priced product models launched in the same time period in the prior year. Average selling prices were negatively affected in the first quarter of 2009 by price reductions taken on older driver models. There were no significant price reductions taken on woods products during the first quarter of 2010.

The $7.8 million (12%) decrease in net sales of irons to $57.4 million for the quarter ended March 31, 2010 was primarily attributable to decreases in both sales volume and average selling prices. The decrease in sales volume was primarily attributable to fewer iron models launched in the first quarter of 2010 compared to the same period in the prior year. The decrease in average selling prices was largely due to a shift in product mix as a result of the launch of lower priced Diablo Edge irons in the first quarter of 2010 compared to the higher priced X-22 and X Forged irons launched in the first quarter of 2009. In addition, average selling prices were negatively affected by price reductions taken on second year irons products and by increased sales of value priced irons launched in the first quarter of 2010.

The $10.5 million (38%) increase in net sales of putters to $38.2 million for the quarter ended March 31, 2010 was primarily attributable to increases in both sales volume and average selling prices. The increase in sales volume was primarily due to an increase in putter models offered in the first quarter of 2010 compared to the first quarter of 2009. The increase in average selling prices was attributable to sales of the new White Ice series of putters introduced in 2010, which outpaced the decline in sales of the older White Hot XG series of putters. In addition, average selling prices were favorably affected by the current year launch of the premium Black Series ix line of putters as well as the current year launch of the Backstryke putter models, which were introduced at a higher price compared to the models launched in the first quarter of 2009.

The $9.9 million (19%) increase in net sales of accessories and other products to $61.7 million for the quarter ended March 31, 2010 was primarily attributable to increased sales of packaged sets, which include the current year launch of the women’s Solaire line of golf clubs. In addition, net sales for the first quarter of 2010 include increased revenues recognized from the sale of golf apparel under the new distribution agreement with Perry Ellis International compared to licensing revenues recognized in the first quarter of 2009 under the former agreement with Ashworth, Inc. Also contributing to the increase in net sales were increases in sales of golf gloves as well as the new uPro Go on-course global positioning device range finders.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2010	2009	Dollars	Percent
Net sales:
Golf balls	$51.1	$47.3	$3.8	8%

The $3.8 million (8%) increase in net sales of golf balls to $51.1 million for the quarter ended March 31, 2010 was primarily due to an increase in both sales volume and average selling prices. The increase in sales volume was driven by the current year launch of the new premium Tour is and iz golf balls, which outpaced the decline in sales of the older Tour i and ix golf ball models. The increase in average selling prices was generated by a shift in product mix as a result of sales of moderately priced Callaway Golf ball models as well as lower priced Top-Flite golf ball models during the first quarter of 2009, compared to sales of a more premium line of golf balls during the first quarter of 2010.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth (Decline)
	2010	2009	Dollars	Percent
Income (loss) before income taxes
Golf clubs	$43.6	$28.3	$15.3	54%
Golf balls	1.9	(1.7)	3.6	212%
Reconciling items(1)	(15.6)	(15.5)	(0.1)	(1)%

	$29.9	$11.1	$18.8	169%

(1)	Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses) of $15.6 million and $15.5 million for the three months ended March 31, 2010 and 2009, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 14 to the Consolidated Condensed Financial Statements—”Segment Information” in this Form 10-Q.

Pre-tax income in the Company’s golf clubs operating segment increased to $43.6 million for the first quarter of 2010 from $28.3 million for the comparable period in the prior year. This increase was primarily attributable to the increase in net sales as discussed above combined with an increase in gross margin. The increase in gross margin was primarily due to cost savings provided by the Company’s initiatives targeted at improved gross margins, including cost reductions on club components as a result of improved product designs and sourcing of lower cost raw materials. This increase was partially offset by an unfavorable shift in product mix within irons products as a result of sales of lower margin Diablo Edge and value priced irons as well as price reductions taken on older irons products in the first quarter of 2010, compared to sales of higher margin X-22 irons in the comparable quarter of 2009.

Pre-tax income (loss) in the Company’s golf balls operating segment increased to pre-tax income of $1.9 million for the first quarter of 2010 from a pre-tax loss of $1.7 million for the comparable period in the prior year. This increase was primarily due to the increase in net sales as discussed above combined with an increase in gross margin. The increase in gross margin was primarily due to a favorable shift in golf ball production to more cost efficient regions outside the U.S. as well as a reduction in the cost of golf ball raw materials. This increase was partially offset by price reductions taken on older golf ball product lines during the first quarter of 2010.

The Company has continued to actively implement the global operations strategy initiatives. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed pre-tax charges of $0.8 million and $0.3 million, respectively, during the first quarter of 2010 and $1.2 million and $0.4 million, respectively, during the comparable period in 2009.

Financial Condition

The Company’s cash and cash equivalents decreased $36.4 million (47%) to $41.9 million at March 31, 2010, from $78.3 million at December 31, 2009. Most of this decrease was due to the general seasonality of the Company’s business. Generally, during the first quarter, the Company will rely more heavily on its credit facility to fund operations as cash inflows from operations begin to increase during the second quarter as a result of cash collections from customers. During the three months ended March 31, 2010, the Company used its cash and cash equivalents as well as proceeds from its credit facility of $31.0 million to fund cash used in operating activities of $59.1 million as well as $4.1 million in capital expenditures. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facility, as deemed necessary (see further information on the Company’s credit line below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of March 31, 2010, the Company’s net accounts receivable increased $137.6 million to $277.4 million from $139.8 million as of December 31, 2009. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $302.9 million during the first quarter of 2010 compared to net sales of $185.9 million during the fourth quarter of 2009. The Company’s net accounts receivable increased by $38.1 million as of March 31, 2010 compared to the Company’s net accounts receivable as of March 31, 2009. This increase was primarily attributable to a $31.0 million increase in net sales in the first quarter of 2010 compared to the first quarter of 2009.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s net inventory increased $11.6 million to $230.8 million as of March 31, 2010 compared to $219.2 million as of December 31, 2009. This increase is consistent with the seasonality of the Company’s business. The Company’s net inventory decreased by $31.3 million as of March 31, 2010 compared to the Company’s net inventory as of March 31, 2009. Net inventories as a percentage of the trailing twelve months net sales improved to 23.5% as of March 31, 2010 compared to 25.6% as of March 31, 2009. The Company believes this improvement is the direct result of the increase in net sales in 2010 combined with the Company’s continuous improvements in supply chain management.

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

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended March 31, 2010, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on March 31, 2010, was $109.9 million. As of March 31, 2010, the Company had $31.0 million outstanding under the Line of Credit and had $41.9 million of cash and cash equivalents. As of March 31, 2010, the Company remained in compliance with the consolidated leverage ratio as well as with the interest coverage ratio covenants. Because the Company remained in compliance within these financial covenants, as of April 1, 2010, the Company had full access to the full $250.0 million under the Line of Credit.

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of March 31, 2010, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

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

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2.2 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $0.5 million as of March 31, 2010, of which $0.3 million was included in other current assets and $0.2 million in other long-term assets in the accompanying consolidated condensed balance sheet.

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

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of March 31, 2010 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations(1)	$115.0	$54.6	$45.3	$15.1	$—
Operating leases(2)	27.3	8.9	11.1	3.4	3.9
Uncertain tax contingencies(3)	11.4	1.3	0.2	5.6	4.3
Deferred compensation(4)	3.0	3.0	—	—	—

Total	$156.7	$67.8	$56.6	$24.1	$8.2

(1)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(2)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under noncancelable operating leases.
(3)	Amount represents total uncertain income tax positions related to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 740. For further discussion see Note 4 to the Consolidated Condensed Financial Statements—“Income Taxes” in this Form 10-Q.
(4)	The Company has an unfunded, nonqualified deferred compensation plan that is backed by Company-owned life insurance policies. As of October 1, 2009, the Company announced the termination of the plan. In December 2009, a portion of the plan assets were liquidated and distributed to its participants. The remaining plan assets will be liquidated and distributed in October, 2010. The plan had been offered to its officers, certain other employees and directors, and allowed participants to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. At March 31, 2010, the cash surrender value of the Company-owned life insurance related to deferred compensation was $3.7 million and was included in other current assets. The liability for the deferred compensation at March 31, 2010 was $3.0 million and was included in accrued employee compensation and benefits.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to Golf Entertainment International Limited (see Note 7 “Investments” to the Consolidated Condensed Financial Statements). In addition, in connection with the uPlay acquisition in December 2008, the Company could be required to pay an additional purchase price of up to $10.0 million based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2010 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 10 “Commitments and Contingencies” to the Notes to Consolidated Condensed Financial Statements and “Legal Proceedings” in Item 1 of Part II in this Form 10-Q.

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

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $30.0 million to $35.0 million for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

During the fourth quarter of 2006, the Company made an investment in Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company acquired Preferred Shares of GEI for approximately $10.0 million. The Company accounts for this investment under the cost method in accordance with ASC Topic 325, “ Investments—Other” and reflected the investment balance in other long-term assets in the consolidated condensed balance sheet as of March 31, 2010 and December 31, 2009 included in this Form 10-Q. In February 2008, the Company and another GEI shareholder entered into an arrangement to provide collateral in the form of a letter of credit in the amount of $8.0 million for a loan that was issued to a subsidiary of GEI. The terms of this letter of credit were extended through April 30, 2010. In April 2010, GEI negotiated a new loan with a different lender and used the proceeds from this loan to settle the former loan. In connection with this new loan, the Company entered into a new letter of credit arrangement to provide collateral up to $8.0 million. The prior letter of credit was terminated in April 2010.

In addition, at March 31, 2010, the Company had total outstanding commitments on non-cancelable operating leases of approximately $27.3 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 8 years expiring at various dates through November 2017, with options to renew at varying terms.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2009.

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

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies) (see Note 13 “Derivatives and Hedging” to the Notes to Consolidated Financial Statements). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts (“foreign currency exchange contracts”) to hedge transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars, Australian Dollars and Korean Won. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.

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

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At March 31, 2010 and 2009, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $168.8 million and $138.6 million, respectively. At March 31, 2010 and 2009, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2010 through its foreign currency exchange contracts.

The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $18.7 million at March 31, 2010. The portion of the estimated loss associated with foreign currency exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $18.7 million at March 31, 2010 and would impact earnings. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2010, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information set forth in Note 10 “Commitments and Contingencies,” to the consolidated condensed financial statements included in Part I, Item 1, of this Quarterly Report, is incorporated herein by this reference.

Item 1A.	Risk Factors

Certain Factors Affecting Callaway Golf Company

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2009, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2009 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

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

During the three months ended March 31, 2010, the Company repurchased 82,000 shares of its common stock at an average cost per share of $8.40 under the November 2007 repurchase program. The Company received these shares to settle taxes paid on behalf of holders of Restricted Stock Units. As of March 31, 2010, the Company remained authorized to repurchase up to an additional $75.2 million of its common stock under this program.

The following table summarizes the purchases by the Company under its repurchase programs during the first quarter of 2010 (in thousands, except per share data):

	Three Months Ended March 31, 2010
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
January 1, 2010—January 31, 2010	80	$8.39	80	$75,221
February 1, 2010—February 28, 2010	—	$—	—	$75,221
March 1, 2010—March 31, 2010	2	$8.70	2	$75,206

Total	82	$8.40	82	$75,206

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

3.3	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

3.4	Amended and Restated Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 5, 2010 (file no. 1-10962).

4.1	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

4.2	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

4.3	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

4.4	Registration Rights Agreement, dated June 15, 2009, between the Company and Lazard Capital Markets LLC, incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3, as filed with the Commission on September 10, 2009 (file no. 333-161848).

10.1	Non-Employee Director Restricted Stock Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 28, 2010 (file no. 1-10962).

10.2	2010 Senior Management Incentive Program, incorporated herein by this reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 28, 2010 (file no. 1-10962).

10.35	Indemnification Agreement, dated January 25, 2010 between the Company and Adebayo O. Ogunlesi incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, as filed with the Commission on January 26, 2010 (file no. 1-10962).

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Senior Executive Vice President and Chief Financial Officer

Date: April 30, 2010

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