Form 10-Q
period 2010-06-30
CALLAWAY GOLF CO
filed 2010-07-30
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of June 30, 2010 was 64,400,897.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, as well as estimated unrecognized stock compensation expense, computation of the annual estimated effective tax rate at each interim period, projected capital expenditures, future contractual obligations, the Company’s business outlook for 2010 and estimated charges related to the Company’s restructuring of its global operations are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in economic conditions, credit markets, or foreign currency exchange rates, the level of promotional activity in the marketplace, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including those affecting the implementation of the Company’s initiatives targeted at improving gross margins, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Passion For Excellence—Anypoint—Apex—Backstryke—Ben Hogan—BH—Big Bertha—Big Bertha Diablo—Black Series—Black Series i- Callaway—Callaway Collection—Callaway Golf—Callaway uPro GO—C Grind—Chev—Chev 18-Chev Xtreme-Chevron Device—Crimson Series—Demonstrably Superior and Pleasingly Different—Diablo Edge-Diablo Forged-Dimple-in-Dimple—Divine Line—Eagle-ERC—Explosive Distance. Amazing Soft Feel—Flying Lady—FTiQ—FTiZ—FT Performance-FT Tour-FT-5—FT-9—Fusion—Gems—Great Big Bertha—Heavenwood—Hogan—HX—HX Bite-HX Hot Plus—IMIX—Legacy—Legacy Aero—Legend—Marksman—MiniT—Never Lay Up—Number One Putter in Golf—Odyssey—OptiFit-ORG.14—Rossie—S2H2—Sabertooth—Solaire—Squareway—Steelhead—Strata—Stronomic—Sure-Out—Teron—TF design—Tech Series—Top-Flite—Top-Flite D2—Top-Flite XL—Tour Authentic—Tour i—Tour i(S)—Tour iX—Tour i(Z)—Trade In! Trade Up!—Tru Bore—uPro—VFT—War Bird—Warbird—Warmsport—White Hot—White Hot Tour—White Hot XG—White Ice—Windsport—World’s Friendliest—X-20—X-20 Tour—X-22—X-22 Tour— X-24 Hot—XL7000—XJ Series—XL Extreme—X-Forged—X Prototype—X-Series—X-Series Jaws-X-SPANN—Xtra Traction Technology—XTT—Xtra Width Technology—XWT-2-Ball—2-Ball F7.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$53,594	$78,314
Accounts receivable, net	254,549	139,776
Inventories	214,490	219,178
Deferred taxes, net	21,251	21,276
Income taxes receivable	584	19,730
Other current assets	35,246	34,713

Total current assets	579,714	512,987
Property, plant and equipment, net	132,700	143,436
Intangible assets, net	140,821	142,904
Goodwill	29,634	31,113
Deferred taxes, net	12,171	10,463
Other assets	33,996	35,027

Total assets	$929,036	$875,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$134,558	$118,294
Accrued employee compensation and benefits	22,574	22,219
Accrued warranty expense	9,390	9,449
Income taxes payable	14,730	1,492

Total current liabilities	181,252	151,454
Long-term liabilities:
Income taxes payable	7,589	11,597
Deferred taxes, net	1,029	1,243
Deferred compensation and other	4,393	1,754
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 1,400,000 shares issued and outstanding at June 30, 2010 and December 31, 2009 (Note 2)	14	14
Common stock, $.01 par value, 240,000,000 shares authorized, 66,307,357 shares and 66,295,961 shares issued at June 30, 2010 and December 31, 2009, respectively	663	663
Additional paid-in capital	258,926	257,486
Retained earnings	499,521	474,379
Accumulated other comprehensive income	727	6,240
Less: Grantor Stock Trust held at market value, 536,444 shares and 983,275 shares at June 30, 2010 and December 31, 2009, respectively	(3,240)	(7,414)
Less: Common Stock held in treasury, at cost, 1,906,460 shares and 1,823,367 shares at June 30, 2010 and December 31, 2009, respectively	(24,806)	(24,110)

Total Callaway Golf Company shareholders’ equity	731,805	707,258

Non-controlling interest in consolidated entity (Note 7)	2,968	2,624

Total shareholders’ equity	734,773	709,882

Total liabilities and shareholders’ equity	$929,036	$875,930

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales	$303,609	$302,219	$606,484	$574,083
Cost of sales	179,983	192,371	345,563	348,054

Gross profit	123,626	109,848	260,921	226,029
Operating expenses:
Selling expense	70,730	72,394	145,358	147,044
General and administrative expense	19,147	19,358	44,123	39,345
Research and development expense	8,648	7,837	17,966	15,940

Total operating expenses	98,525	99,589	207,447	202,329

Income from operations	25,101	10,259	53,474	23,700
Other (expense) income, net	(4,704)	512	(3,133)	(1,869)

Income before income taxes	20,397	10,771	50,341	21,831
Provision for income taxes	8,932	3,859	18,573	8,107

Net income	11,465	6,912	31,768	13,724
Dividends on convertible preferred stock	2,625	438	5,250	438

Net income allocable to common shareholders	$8,840	$6,474	$26,518	$13,286

Earnings per common share:
Basic	$0.14	$0.10	$0.42	$0.21
Diluted	$0.14	$0.10	$0.38	$0.21
Weighted-average common shares outstanding:
Basic	63,844	63,121	63,749	63,060
Diluted	84,259	66,807	84,093	65,105
Dividends declared per common share	$0.01	$0.08	$0.02	$0.08

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$31,768	$13,724
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,555	20,116
Deferred taxes	(1,914)	(5,509)
Non-cash share-based compensation	5,002	3,684
Loss (gain) on disposal of long-lived assets	73	(375)
Changes in assets and liabilities:
Accounts receivable, net	(120,085)	(138,234)
Inventories	2,482	33,611
Other assets	(4,493)	12,698
Accounts payable and accrued expenses	24,398	34,044
Accrued employee compensation and benefits	(690)	(4,744)
Accrued warranty expense	(59)	808
Income taxes payable	31,592	21,100
Other liabilities	2,639	9

Net cash used in operating activities	(9,732)	(9,068)

Cash flows from investing activities:
Capital expenditures	(7,549)	(19,448)
Other investing activities	(1,870)	(31)

Net cash used in investing activities	(9,419)	(19,479)

Cash flows from financing activities:
Issuance of Common Stock	1,683	1,498
Issuance of Preferred Stock	—	140,000
Equity issuance costs	(60)	(5,871)
Dividends paid, net	(6,530)	(4,430)
Payments on credit facilities, net	—	(90,000)
Other financing activities	(249)	54

Net cash (used in) provided by financing activities	(5,156)	41,251

Effect of exchange rate changes on cash and cash equivalents	(413)	(570)

Net (decrease) increase in cash and cash equivalents	(24,720)	12,134
Cash and cash equivalents at beginning of year	78,314	38,337

Cash and cash equivalents at end of period	$53,594	$50,471

Supplemental disclosures:
Cash received for income taxes, net	$10,735	$7,206
Cash paid for interest and fees	$(350)	$(1,336)
Dividends payable	$438	$1,073
Non-cash equity transactions	$696	$415

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Callaway Golf Shareholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Grantor Stock Trust	Treasury Stock		Non-controlling Interest	Total	Comprehensive Income
	Shares	Amount	Shares	Amount					Shares	Amount
Balance, December 31, 2009	1,400	$14	66,296	$663	$257,486	$474,379	$6,240	$(7,414)	(1,823)	$(24,110)	$2,624	$709,882

Exercise of stock options	—	—	—	—	(57)	—	—	515	—	—	—	458
Tax deficit on compensatory stock awards	—	—	—	—	(576)	—	—	—	—	—	—	(576)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	—	(83)	(696)	—	(696)
Compensatory stock and stock options	—	—	11	—	2,981	—	—	1,490	—	—	—	4,471
Issuance of Preferred Stock	—	—	—	—	(60)	—	—	—	—	—	—	(60)
Employee stock purchase plan	—	—	—	—	(113)	—	—	1,338	—	—	—	1,225
Stock dividends	—	—	—	—	5	(96)	—	91	—	—	—	—
Cash dividends	—	—	—	—	—	(6,530)	—	—	—	—	—	(6,530)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	(740)	—	—	740	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(5,513)	—	—	—	—	(5,513)	$(5,513)
Income from non-controlling interest	—	—	—	—	—	—	—	—	—	—	344	344	—
Net income	—	—	—	—	—	31,768	—	—	—	—	—	31,768	31,768

Balance, June 30, 2010	1,400	$14	66,307	$663	$258,926	$499,521	$727	$(3,240)	(1,906)	$(24,806)	$2,968	$734,773	$26,255

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

Recently Adopted Accounting Standards

In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Based on the Company’s evaluation of ASU 2009-17, the adoption of this standard did not impact the Company’s consolidated financial statements.

2. Preferred Stock Offering

On June 15, 2009, the Company sold 1,400,000 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140,000,000 and incurred costs of $6,091,000, which were recorded as an offset to additional paid-in capital in the consolidated condensed statement of shareholders’ equity. The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of June 30, 2010, the liquidation preference would have been $140,438,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

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

The Company may also elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. If the Company elects to mandatorily convert any preferred stock, it will make an additional payment on the preferred stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on the preferred stock. As of June 30, 2010, this amount would have been $20,563,000.

On or after June 20, 2012, the Company, at its option, may redeem the preferred stock, in whole or in part, at a price equal to 100% of the liquidation preference, plus all accrued and unpaid dividends. The preferred stock has no maturity date and has no voting rights prior to conversion into the Company’s common stock, except in limited circumstances.

3. Earnings per Common Share

Earnings per common share, basic, is computed by dividing net income less preferred stock dividends (i.e., net income allocable to common shareholders) by the weighted-average number of common shares outstanding for the period. Earnings per common share, diluted, is computed by dividing net income by the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period. Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when diluted earnings per share is more favorable than basic earnings per share.

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

In June 2009, the Company completed its offering of 1,400,000 shares of preferred stock. The preferred stock is generally convertible into shares of common stock and earns cumulative dividends from the date of original issue at an initial rate of 7.50% per annum. In accordance with ASC 260, dividends on cumulative preferred stock are subtracted from net income to calculate net income allocable to common shareholders in the basic earnings per share calculation. For the six months ended June 30, 2010, the Company paid $5,250,000 in dividends to preferred shareholders and accrued $438,000.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, and reconciles the weighted-average common shares used in the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Earnings per common share—basic
Numerator:
Net Income	$11,465	$6,912	$31,768	$13,724
Less: Preferred stock dividends	(2,625)	(438)	(5,250)	(438)

Net Income allocable to common shareholders	$8,840	$6,474	$26,518	$13,286

Denominator:
Weighted-average common shares outstanding—basic	63,844	63,121	63,749	63,060

Basic earnings per common share	$0.14	$0.10	$0.42	$0.21

Earnings per common share—diluted
Numerator:
Net Income	$11,465	$6,912	$31,768	$13,724

Denominator:
Weighted-average common shares outstanding—basic	63,844	63,121	63,749	63,060
Preferred stock weighted-average shares outstanding(1)	19,858	3,273	19,858	1,636
Options, restricted stock and other dilutive securities	557	413	486	409

Weighted-average common shares outstanding—diluted	84,259	66,807	84,093	65,105

Diluted earnings per common share	$0.14	$0.10	$0.38	$0.21

(1)	The preferred stock offering was completed late in the second quarter of 2009. As such, the weighted average shares in connection with the preferred stock offering were outstanding over a shorter period of time during the three and six months ended June 30, 2009 compared to 2010.

Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended June 30, 2010 and 2009, options outstanding totaling approximately 9,982,000 and 9,235,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the six months ended June 30, 2010 and 2009, options outstanding totaling approximately 9,849,000 and 8,806,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of June 30, 2010, the liability for income taxes associated with uncertain tax benefits was $8,013,000 and could be reduced by $3,431,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments (which was recorded as a long-term income tax receivable) as well as $944,000 of tax benefits associated with state income taxes. The net amount of $3,638,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate. The Company does not expect that unrecognized tax benefit liabilities will significantly increase or decrease during the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the quarter ended June 30, 2010, the Company recognized expense of approximately $266,000 of interest and penalties in the provision for income taxes. As of June 30, 2010 and December 31, 2009, the Company had accrued $639,000 and $1,139,000, respectively, (before income tax benefit) for the payment of interest and penalties.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2007 and prior
California (U.S.)	2004 and prior
Massachusetts (U.S.)	2005 and prior
Australia	2004 and prior
Canada	2005 and prior
Japan	2004 and prior
South Korea	2008 and prior
United Kingdom	2005 and prior

5. Inventories

Inventories are summarized below (in thousands):

	June 30, 2010	December 31, 2009
Inventories:
Raw materials	$45,976	$53,688
Work-in-process	759	451
Finished goods	167,755	165,039

	$214,490	$219,178

6. Goodwill and Intangible Assets

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The Company performs an impairment test at least annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Due to the slow global economic recovery and its impact on the golf industry during the first six months of 2010, the Company’s common stock price as traded on the New York Stock Exchange declined significantly during this period. As a result, during the second quarter of 2010, the Company’s market capitalization fell below its recorded book value. As such, the Company performed impairment testing of the Company’s recorded goodwill and certain intangible assets during the second quarter of 2010, which was based on internal cash flow estimates discounted at an appropriate interest rate. Based on the results of the impairment testing, no impairment was identified. If the current economic and market conditions persist, the Company’s business may be further adversely affected, which could result in an impairment of goodwill or other intangible assets in the future.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	June 30, 2010			December 31, 2009
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	2-16	36,459	25,132	11,327	36,459	23,827	12,632
Developed technology and other	1-9	12,237	4,537	7,700	12,236	3,758	8,478

Total intangible assets		$170,490	$29,669	$140,821	$170,489	$27,585	$142,904

Aggregate amortization expense on intangible assets was approximately $2,084,000 and $2,165,000 for the six months ended June 30, 2010 and 2009, respectively. Amortization expense related to intangible assets at June 30, 2010 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2010	$2,048
2011	3,883
2012	3,453
2013	2,562
2014	1,882
2015	1,844
Thereafter	3,355

$19,027

Goodwill at June 30, 2010 was $29,634,000. During the three and six months ended June 30, 2010, goodwill decreased by $864,000 and $1,479,000, respectively, due to unfavorable foreign currency fluctuations.

7. Investments

Investment in Golf Entertainment International Limited Company

The Company has a $10,000,000 investment in the preferred shares of Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. The Company accounts for this investment in accordance with ASC Topic 325, “Investments—Other” using the cost method, as the Company owns less than a 20% interest in GEI and does not have the ability to significantly influence the operating and financial policies of GEI. Accordingly, this investment was recorded at cost and is included in other long-term assets in the accompanying consolidated condensed balance sheets as of June 30, 2010 and December 31, 2009. The Company performs an impairment test whenever there are identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.

In addition, the Company and GEI entered into a Preferred Partner Agreement under which the Company is granted preferred signage rights, rights as the preferred supplier of golf products used or offered for use at

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

TopGolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in the TopGolf retail stores, access to consumer information obtained by TopGolf, and other rights incidental to those listed.

The Company and other GEI shareholders entered into certain loan agreements with GEI to provide funding to GEI for certain capital projects as well as operational needs. As of June 30, 2010, the Company funded a combined total of $8,765,000 under the loan agreements, which includes accrued interest and fees of $2,866,000. The total balance of these loans is reflected in other long-term assets in the accompanying consolidated condensed balance sheets. The loan agreements provide for the option, at the Company’s discretion, to convert up to 100 percent of the amount drawn by GEI, including accrued interest, into convertible preferred shares. In connection with the loans, the Company has received underwriting fees and will receive annual interest at market rates on the loaned amounts.

In April 2010, the Company entered into an arrangement to provide collateral in the form of a letter of credit up to $8,000,000 for a loan that was issued to GEI. The letter of credit will expire on February 15, 2011.

Investment in Qingdao Suntech Sporting Goods Limited Company

In October 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated condensed financial statements as of June 30, 2010 and December 31, 2009, in accordance with ASC Topic 810 “Consolidations.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to fund certain capitalization requirements for Suntech and provide working capital to establish manufacturing facilities and capabilities. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which $2,391,000 was outstanding as of June 30, 2010 and December 31, 2009. The Company recorded the loan in other long-term assets in the accompanying consolidated condensed balance sheets.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$9,361	$11,945	$9,449	$11,614
Provision	2,513	3,401	4,412	5,615
Claims paid/costs incurred	(2,484)	(2,924)	(4,471)	(4,807)

Ending balance	$9,390	$12,422	$9,390	$12,422

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

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended June 30, 2010, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on June 30, 2010, was $136,600,000. As of June 30, 2010, the Company had no outstanding borrowings under the Line of Credit and had $53,594,000 of cash and cash equivalents. As of June 30, 2010, the Company remained in compliance with the consolidated leverage ratio as well as with the interest coverage ratio covenants. Because the Company remained in compliance with these financial covenants, as of July 1, 2010, the Company had access to the full $250,000,000 under the Line of Credit (subject to compliance with other terms of the Line of Credit).

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of June 30, 2010, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

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

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2,210,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $459,000 as of June 30, 2010, of which $282,000 was included in other current assets and $177,000 in other long-term assets in the accompanying consolidated condensed balance sheet.

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

On February 9, 2006, Callaway Golf filed a complaint in the United States District Court in Delaware (Case No. C.A. 06-91) asserting patent infringement claims against Acushnet, a wholly-owned subsidiary of Fortune Brands, alleging that Acushnet’s Titleist Pro V1 family of golf balls infringed nine claims contained in four golf ball patents owned by Callaway Golf. Acushnet later stipulated that the Pro V1 golf balls infringed the nine asserted claims, and the case proceeded to trial on the sole issue of validity. On December 14, 2007, a jury found that eight of the nine patent claims asserted by the Company against Acushnet were valid, holding one claim invalid. The District Court entered judgment in favor of the Company and against Acushnet on December 20, 2007. On November 10, 2008, the District Court entered an order, effective January 1, 2009, permanently enjoining Acushnet from further infringing those patent claims, while at the same time denying Acushnet’s motions for a new trial and for judgment as a matter of law. Acushnet appealed the District Court’s judgment to the Federal Circuit (Appeal No. 2009-1076). On August 14, 2009, the Federal Circuit affirmed in part, reversed in part and remanded the case for a new trial. The Federal Circuit affirmed the trial court’s rulings with respect to claim construction, evidentiary rulings made during the trial and rejected Acushnet’s motion for judgment as a matter of law, but ruled that the jury’s inconsistent verdicts and an error granting partial summary judgment on Acushnet’s anticipation defense required the case against Acushnet to be retried. As a result of its ruling, the Federal Circuit also vacated the permanent injunction. The Federal Circuit refused Acushnet’s petition to rehear the case. Acushnet filed a petition for review by the United States Supreme Court and Callaway Golf opposed the petition. Acushnet’s petition was denied on February 22, 2010. The case was retried based upon Callaway Golf’s asserted claims. On March 29, 2010, after a 5-day trial, a jury found that the asserted claims were invalid because the claims were found to be “anticipated” and “obvious.” Callaway Golf has moved for a new trial and for judgment as a matter of law. That motion is pending in the district court.

Acushnet has also filed requests for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the four patents asserted in the litigation. The Company believes that if it secures a favorable final decision before all appeals associated with the reexaminations are completed, the reexamination process will be terminated with respect to the patent claims at issue in the litigation. In the meantime, an examiner at the PTO has issued decisions rejecting the claims of four of the patents. All four patents are the subject of final proceedings before the examiner, and then will be appealed to the Board of Patent Appeals and Interferences (“BPAI”). The Company continues to believe that the administrative process will take time and that at least some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will eventually be affirmed. If the BPAI does not affirm the claims in the patents subject to reexamination, an appeal will be taken by the Company to the Federal Circuit.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On May 8, 2008, Kenji Inaba filed a suit against Callaway Golf Japan in the Osaka District Court in Japan. Inaba has alleged that certain golf balls sold by Callaway Golf Japan with a hex aerodynamic pattern infringe his Japanese utility design patent No. 3,478,303 and his Japanese design patent No. 1,300,582. Inaba is seeking damages pursuant to a royalty based on sales. Callaway Golf Japan filed an administrative proceeding in the Japan Patent and Trademark Office (“Japan PTO”) seeking to invalidate the patents in suit. The Japan PTO ruled that the asserted claims in the Inaba patents are invalid. The Osaka District Court also ruled, on different grounds, that the patents are invalid and also that Callaway Golf does not infringe the patents. Inaba appealed both the Osaka District Court and Japan PTO rulings to the Japan Intellectual Property High Court. The Intellectual Property High Court held the ‘582 patent invalid, and is considering the appeal of the validity and alleged infringement of the ‘303 patent.

On July 11, 2008, the Company was sued in the Eastern District of Texas by Nicholas Colucci, dba EZ Line Putters, pursuant to a complaint asserting that the Odyssey White Hot XG No. 7, White Hot XG (Long) No. 7, Black Series i No. 7, and White Hot XG Sabertooth putters infringed U.S. Patent No. 4,962,927 literally and through the doctrine of equivalents. The complaint also alleged that the Company’s Marxman and iTrax putters infringed the alleged trade dress of plaintiff’s EZ Line putters. The Company responded to the complaint on September 5, 2008, denying that it infringed the patent or trade dress. After a five day trial, a jury found that Callaway Golf did not literally infringe the patent, and did not infringe the trade dress of plaintiff’s putters. The jury determined that Callaway Golf did infringe the patent pursuant to the doctrine of equivalents but awarded plaintiff only $135,000. Callaway Golf has asked the trial court to set aside the jury’s verdict, and to enter judgment for Callaway Golf, on the equivalents claim. At the invitation of the Court, Callaway Golf has also moved for judgment as a matter of law that the patent is invalid as obvious. The plaintiff has asked for a new trial on damages. All three motions are pending in the trial court.

On January 19, 2009, the Company filed suit in the Superior Court for the County of San Diego, case no. 37-2009-00050363-CU-BC-NC, against Corporate Trade International, Inc. (“CTI”) seeking damages for breach of contract and for declaratory relief based on the asserted use and transfer of corporate trade credits to the Company in connection with the purchase of assets from Top-Flite in 2003. On January 26, 2009, CTI filed its own suit in the United States District Court for the Southern District of New York, case no. 09CV0698, asserting claims for breach of contract, account stated and unjust enrichment, and seeking damages of approximately $8,900,000. On February 26, 2009, CTI removed the Company’s San Diego case to the United States District Court for the Southern District of California, and filed a motion to dismiss, stay or transfer the California action to New York. On March 1, 2010, the San Diego case was transferred to the Southern District of New York where it has been assigned to the same Judge as the New York case. Discovery has commenced. No trial date has been set.

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

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. As of June 30, 2010, the Company has entered into many of these contractual agreements with terms ranging from one to five years. The minimum obligation that the Company is required to pay under these agreements is $102,681,000 over the next five years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum purchase commitments as of June 30, 2010 are as follows (in thousands):

2010	$49,626
2011	26,139
2012	14,254
2013	8,897
2014	3,765
Thereafter	—

$102,681

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three and six months ended June 30, 2010 was not material to the Company’s financial position, results of operations or cash flows.

Employment Contracts

The Company has entered into employment contracts with each of the Company’s officers. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide for certain protections in the event of such a change in control. These protections include certain severance payments and benefits upon the termination of employment following a change in control.

11. Share-Based Employee Compensation

As of June 30, 2010, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). From time to time, the Company grants Stock Options, Restricted Stock Awards, Restricted Stock Units, Performance Share Units and other awards under these two plans.

The table below summarizes the non-cash amounts recognized in the financial statements for the three and six months ended June 30, 2010 and 2009 for share-based compensation expense (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of sales	$186	$38	$512	$143
Operating expenses	2,681	2,013	7,261	4,157

Total cost of employee share-based compensation included in income, before income tax	2,867	2,051	7,773	4,300
Amount of income tax recognized in earnings	(956)	(542)	(2,526)	(1,307)

Amount charged against net income	$1,911	$1,509	$5,247	$2,993

Impact on net income per common share:
Basic	$(0.03)	$(0.02)	$(0.08)	$(0.05)
Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.05)

In addition, as a result of the mark-to-market adjustment for Restricted Stock awards granted to certain non-employees, the Company reversed $329,000 and $616,000, of compensation expense during the three and six months ended June 30, 2009, respectively. Restricted Stock awards related to non-employees were fully vested as of December 31, 2009.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

The Company granted 1,228,000 and 2,878,000 shares underlying Stock Options during the six months ended June 30, 2010 and 2009, respectively, at a weighted average grant-date fair value of $2.85 and $2.37 per share. All options were granted at exercise prices equal to the price of the Company’s common stock on the date of the grant. The number of shares underlying Stock Options granted during the three months ended June 30, 2010 and 2009 was nominal.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of Stock Options granted during the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dividend yield	1.4%	2.1%	1.1%	1.9%
Expected volatility	47.1%	44.7%	46.2%	42.7%
Risk free interest rate	2.1%	2.0%	2.2%	1.4%
Expected life	4.9 years	4.6 years	4.7 years	4.1 years

Restricted Stock Units

The Company granted 501,000 and 508,000 shares underlying Restricted Stock Units during the six months ended June 30, 2010 and 2009, respectively, at a weighted average grant-date fair value of $7.66 and $7.72, respectively. The number of shares underlying Restricted Stock Units granted during the three months ended June 30, 2010 and 2009 was nominal. At June 30, 2010, the Company had $5,759,000 of total unrecognized compensation expense related to non-vested shares granted to employees under the Company’s share-based payment plans related to Restricted Stock Units. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated condensed statement of operations due to the application of forfeiture rates.

Phantom Stock Units

Phantom Stock Units awarded under the 2004 Plan are a form of share-based award that is indexed to the Company’s stock and is settled in cash. They are accounted for as liabilities, which are initially measured based on the estimated fair value of the awards on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the award date multiplied by the number of shares underlying the phantom stock units awarded. The liabilities are subsequently remeasured based on the fair value of the awards at the end of each interim reporting period through the settlement date of the awards. Total compensation expense is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate. On December 29, 2009, the Company granted 1,150,000 shares underlying Phantom Stock Units, of which fifty percent will vest on the second anniversary of the date of grant, and the remaining fifty percent will vest on the third anniversary of the date of grant. On December 29, 2009, these Phantom Stock Units had an initial valuation of $9,050,000. At December 31, 2009, the value of these awards was $8,671,000. As of June 30, 2010, the remeasurement date, the value of these awards decreased to $6,946,000 due to a decrease in the price of the Company’s common stock. For the three and six months ended June 30, 2010, the Company recorded expense of $386,000 and, $1,065,000 respectively, in connection with these awards.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The following table summarizes the valuation of the Company’s foreign currency exchange contracts by the above pricing levels as of the valuation dates listed (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Foreign currency derivative instruments—asset position	$3,015	$3,015	$2,705	$2,705
Foreign currency derivative instruments—liability position	3,642	3,642	47	47

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At June 30, 2010 and December 31, 2009, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $194,776,000 and $101,723,000, respectively. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at June 30, 2010 and December 31, 2009 (in thousands):

	Asset Derivatives
	June 30, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$3,015	Other current assets	$2,705

	Liability Derivatives
	June 30, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$3,642	Accounts payable and accrued expenses	$47

The gains and losses on foreign currency exchange contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same year as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus generally offset these gains and losses. The gains and losses on foreign currency exchange contracts used to manage exposures related to the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes are recognized as a component of other income (expense) in the same year as the foreign currency gains and losses related to the translation of the Company’s international operating results. The following table summarizes the location of gains and losses on the consolidated condensed statements of operations that were recognized during the three and six months ended June 30, 2010 and 2009, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments under SFAS No. 133	Location of gain (loss) recognized in income on derivative instruments	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Foreign currency exchange contracts	Other income (expense)	$(1,095)	$(7,783)	$179	$(4,380)

The net realized and unrealized contractual net losses/gains recognized for the three and six months ended June 30, 2010 were used by the Company to offset actual foreign currency transactional net losses of $4,017,000

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and $3,965,000, respectively. The net realized and unrealized contractual net losses recognized for the three and six months ended June 30, 2009 were used to offset actual foreign currency transactional gains of $8,393,000 and $2,293,000, respectively.

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

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales
Golf clubs	$245,606	$243,974	$497,346	$468,490
Golf balls	58,003	58,245	109,138	105,593

	$303,609	$302,219	$606,484	$574,083

Income (loss) before provision for income taxes
Golf clubs	$30,838	$25,367	$74,453	$53,648
Golf balls	5,751	(965)	7,646	(2,663)
Reconciling items(1)	(16,192)	(13,631)	(31,758)	(29,154)

	$20,397	$10,771	$50,341	$21,831

Additions to long-lived assets
Golf clubs	$3,257	$11,607	$6,569	$18,277
Golf balls	392	159	494	1,700

	$3,649	$11,766	$7,063	$19,977

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

15. Subsequent Event

The Company previously announced that it had adopted a global operations strategy targeted at improving the Company’s gross margins (the “Global Operations Strategy”). On July 27, 2010, the Company announced that it was implementing an important part of the Global Operations Strategy. More specifically, the Company announced that it will be restructuring its global manufacturing and distribution operations over the next 18 months to add speed and flexibility to customer service demands, optimize efficiencies and facilitate long-term gross margin improvements. This initiative will include the reorganization of the Company’s manufacturing and distribution centers located in Carlsbad, California and Toronto Canada, the creation of third party logistics sites in Dallas, Texas and Toronto, Canada, as well as the establishment of a new production facility in Monterrey, Mexico. In connection with this initiative, the Company expects to incur charges of approximately $24,300,000 over the next 18 months related to transition costs, termination benefits, and asset write-offs.

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

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. For reporting purposes, transactions conducted in foreign currencies must be translated into U.S. dollars based upon applicable foreign currency exchange rates. Fluctuations in foreign currency rates therefore can have a significant effect on the Company’s reported financial results. In general, the Company’s financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s hedging activities can mitigate but do not eliminate the effects of the foreign currency fluctuations. As a result of the overall weakening of the U.S. dollar during the first half of 2010 compared to the same period in 2009, the translation of foreign currency exchange rates had a positive impact on the Company’s financial results during the first six months in 2010.

Executive Summary

Economic conditions and the golf industry are recovering more slowly than management had anticipated at the beginning of the year. Consumer spending remains constrained by high unemployment, modest income growth, lower housing wealth and tight credit markets. This constrained consumer spending, together with unfavorable weather conditions in many key markets for a significant portion of 2010, has resulted in an overall decline in sales in the golf industry for the year.

Despite this overall decline in the golf industry, the Company’s financial results have improved compared to the same periods in 2009. The Company’s net sales were flat for the second quarter but increased 6% for the first six months. The Company’s net sales for the first six months were favorably impacted by changes in foreign currency rates and by increased sales of the Company’s woods, golf balls, putters and accessories products, which offset an overall decline in average selling prices in the golf club business due to the challenging market conditions.

The Company’s gross margins also improved over 2009 and as a percentage of net sales increased by 360 basis points for the first six months. The Company’s gross margins were favorably impacted by reduced costs as a result of the Company’s initiatives targeted at improving gross margins (“Global Operations Strategy”) as well as by favorable changes in foreign currency exchange rates.

During the first six months of 2010, the Company continued its approach of managing expenses while at the same time investing in its business, including the restoration in 2010 of certain employee compensation and benefits that had been temporarily suspended in 2009 and investments in growth initiatives such as emerging international markets, new technology, and the Company’s soft goods and apparel business. Despite these additional investments and the adverse effect of changes in foreign currency rates, the Company’s operating expenses as a percentage of net sales improved by 100 basis points to 34% for the first six months.

The Company’s other income/expense was unfavorably impacted in the second quarter and first six months of 2010 by net foreign currency losses. Primarily as a result of these losses, the Company recorded for the second quarter of 2010 other expense of $4.7 million compared to other income of $0.5 million for the same period in 2009, and the Company recorded for the first six months of 2010 other expense of $3.1 million as compared to other expense of $1.9 million for the same period in 2009.

The Company’s net income increased by $4.6 million (11%) and $18.0 million (131%), for the second quarter and first six months of 2010, respectively. The Company’s prior preferred stock offering had a more significant effect on the Company’s earnings per share in 2010 than in 2009 as the offering was not completed until June 15, 2009. Despite the effect of the preferred stock offering, the Company’s fully diluted earnings per share increased $0.04 (40%) to $0.14 per share and $0.17 (81%) to $0.38 per share for the second quarter and first six months of 2010, respectively.

Current macroeconomic and market conditions have resulted in unusual uncertainty regarding retailer and consumer spending in the second half of 2010, which could have a significant adverse effect on the Company’s sales for the balance of 2010. Given this uncertainty, the Company is focused on the controllable portions of its business, including management of discretionary spending, investment in emerging markets and other key growth initiatives, and improvements in the Company’s operations targeted at improved gross margins.

The Company has been implementing initiatives targeted at improving gross margins since 2006 and has realized significant benefits from those initiatives. On July 27, 2010, the Company announced the latest phase of those initiatives which involve the reorganization of the Company’s manufacturing and distribution centers located in Carlsbad, California and Toronto, Canada, the creation of third party logistics sites in Dallas, Texas and Toronto, Canada, and the establishment of a new production facility in Monterrey, Mexico. These actions and others will better position the Company to take advantage of opportunities once the global macroeconomic and market conditions improve.

Three-Month Periods Ended June 30, 2010 and 2009

Net sales for the second quarter of 2010 were relatively flat at $303.6 million compared to $302.2 million in the second quarter of 2009. Changes in foreign currency rates favorably impacted net sales by $6.4 million relative to the second quarter of 2009. The lack of stabilization of the worldwide economies, tentative nature of consumer spending and unfavorable weather conditions in many of the Company’s key markets tempered the Company’s net sales during the second quarter of 2010. The Company’s net sales by operating segment is presented below (dollars in millions):

	Three Months Ended June 30,		Growth (Decline)
	2010	2009	Dollars	Percent
Net sales
Golf clubs	$245.6	$244.0	$1.6	1%
Golf balls	58.0	58.2	(0.2)	0%

	$303.6	$302.2	$1.4	1%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2010	2009	Dollars	Percent
Net sales:
United States	$162.4	$163.7	$(1.3)	(1)%
Europe	41.5	42.5	(1.0)	(2)%
Japan	30.2	37.1	(6.9)	(19)%
Rest of Asia	24.7	21.3	3.4	16%
Other foreign countries	44.8	37.6	7.2	19%

	$303.6	$302.2	$1.4	1%

Net sales in the United States decreased $1.3 million to $162.4 million during the second quarter of 2010 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $2.7 million (2%) to $141.2 million during the second quarter of 2010 compared to the same quarter in 2009. In addition, compared to the second quarter of 2009, the Company’s reported net sales in regions outside the United States in the second quarter of 2010 were favorably affected by the translation of sales in foreign currencies into U.S. dollars based upon 2010 exchange rates. If 2009 exchange rates were applied to 2010 reported sales in regions outside the United States and all other factors were held constant, net sales in such regions would have been $6.4 million less than reported in the second quarter of 2010.

For the second quarter of 2010, gross profit increased $13.8 million to $123.6 million from $109.8 million in the second quarter of 2009. Gross profit as a percentage of net sales (“gross margin”) increased to 41% in the second quarter of 2010 compared to 36% in the same period in 2009. The increase in gross margin was primarily attributable to cost reductions on golf club components in addition to a favorable shift in golf ball production to more cost efficient regions outside the United States. These increases were partially offset by lower average selling prices on new driver products combined with price reductions taken on older golf club products. See “Segment Profitability” below for further discussion of gross margins. Gross profit for the second quarter of 2010 was negatively affected by charges of $1.2 million related to the Company’s Global Operations Strategy Initiatives compared to $1.8 million in the second quarter of 2009. Gross profit for the second quarter of 2009 was negatively impacted by charges of $1.1 million in connection with the work force reductions announced in April 2009.

Selling expenses decreased $1.7 million to $70.7 million in the second quarter of 2010 compared to $72.4 million in the comparable period of 2009. As a percentage of net sales, selling expenses improved to 23% in the second quarter of 2010 compared to 24% in the second quarter of 2009. This dollar decrease was primarily driven by reductions in advertising and promotional activities and the reversal of employee incentive compensation that had been accrued during the first quarter of 2010, partially offset by the restoration of employee compensation and benefits in 2010 that had been temporarily suspended in 2009, and an increase in sales commissions.

General and administrative expenses decreased $0.2 million to $19.2 million in the second quarter of 2010 compared to $19.4 million in the comparable period of 2009. As a percentage of net sales, general and administrative expenses remained constant at 6% in the second quarter of 2010 and 2009. The dollar decrease was primarily due to the reversal of the employee incentive compensation accrual for 2010 and a decrease in legal expenses, partially offset by an increase in bad debt expense and the restoration of employee compensation and benefits in 2010.

Research and development expenses increased $0.8 million to $8.6 million in the second quarter of 2010 compared to $7.8 million in the comparable period of 2009. As a percentage of sales, research and development expenses remained constant at 3% in the second quarter of 2010 and 2009. The dollar increase was primarily due to the restoration of employee compensation and benefits in 2010, partially offset by the reversal of the employee incentive compensation accrual for 2010.

Other income (expense) decreased to other expense of $4.7 million in the second quarter of 2010 from other income of $0.5 million in the comparable period of 2009. This $5.2 million decrease was primarily attributable to net foreign currency losses from the mark-to-market of foreign currency exchange contracts in the second quarter of 2010 compared to net foreign currency gains in the second quarter of 2009.

The effective tax rate for the second quarter of 2010 was 43.8% compared to 35.8% for the comparable period in 2009. The tax rate for second quarter of 2010 was adversely impacted by a reduction in forecasted pre-tax income for the year resulting in an adjustment to true-up the year-to-date tax provision. The tax rate for the second quarter of 2009 benefited from net favorable adjustments to previously estimated tax liabilities from the release of tax contingencies related to the settlement of various issues under tax examination.

Net income for the second quarter of 2010 increased to $11.5 million from $6.9 million in the comparable period of 2009. Net income allocable to common shareholders for the second quarter of 2010 includes a reduction of $2.6 million for dividends on preferred stock (as defined in Sources of Liquidity below) compared to $0.4 million in the comparable period of 2009 as the preferred offering was completed late in the second quarter of 2009. Diluted earnings per share increased to $0.14 per share on 84.3 million weighted average shares outstanding in the second quarter of 2010 compared to $0.10 per share on 66.8 million weighted average shares outstanding in the second quarter of 2009 (see share count reconciliation at Note 3 to the Consolidated Condensed Financial Statements—“Preferred Stock Offering” in this Form 10-Q). Diluted earnings per share for the second quarter of 2010 and 2009 were negatively affected by $0.01 and $0.02 per share, respectively, related to after-tax costs incurred in connection with the Company’s Global Operations Strategy Initiatives. In addition, net income and earnings per share were negatively affected by after tax charges of $1.7 million ($0.03 per share) incurred during the second quarter of 2009 as a result of the workforce reductions announced in April 2009.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended June 30, 2010 and 2009

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2010	2009	Dollars	Percent
Net sales:
Woods	$63.3	$76.0	$(12.7)	(17)%
Irons	71.5	72.2	(0.7)	(1)%
Putters	33.5	26.4	7.1	27%
Accessories and other	77.3	69.4	7.9	11%

	$245.6	$244.0	$1.6	1%

The $12.7 million (17%) decrease in net sales of woods to $63.3 million for the quarter ended June 30, 2010 was primarily attributable to a decrease in both sales volume and average selling prices. The decrease in sales volume was primarily due to a decline in driver product introductions during the first half of 2010 compared to the same period in 2009 as well as a decrease in reorders of prior year driver models. Additionally, the Company’s prior year sales volumes were favorably impacted by a sales promotion where consumers could purchase selected fairway woods or hybrid club products for one dollar with the purchase of certain 2009 driver products. There were fewer promotional programs for woods products during 2010. The decline in driver sales volume was partially offset by an increase in sales volumes of the Company’s new fairway woods and hybrid products introduced during the current year. The decrease in average selling prices was primarily due to lower average selling prices on new drivers as well as price reductions taken on older driver models. This decrease in average selling prices was partially offset by a favorable shift in fairway woods product mix as a result of the launch of premium Fusion Technology (“FT-iZ”) fairway woods and hybrids in 2010, compared to lower priced product models launched in the same time period in the prior year.

The $0.7 million (1%) decrease in net sales of irons to $71.5 million for the quarter ended June 30, 2010 was primarily attributable to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily attributable to the later timing of iron models launched in the second quarter of 2010 compared to the same period in the prior year as well as a decrease in sales volume of the Company’s value priced irons. The Company launched its X-24 irons in May of 2010 and therefore did not benefit from a full quarter’s worth of sales compared to three months of sales of the X-22 irons in the second quarter of 2009. The increase in average selling prices was largely due to the favorable consumer acceptance of the 2010 X Series Jaws wedges. This increase in wedge average selling prices was almost entirely offset by a decline in irons average selling prices due to an unfavorable shift in product mix as a result of the launch of lower priced Diablo Edge and X-24 Hot irons in 2010 compared to the higher priced X-22 and X Forged irons launched in 2009. In addition, average selling prices were negatively affected by price reductions taken on second year irons products.

The $7.1 million (27%) increase in net sales of putters to $33.5 million for the quarter ended June 30, 2010 was primarily attributable to increases in both sales volume and average selling prices. The increase in sales volume was primarily due to an increase in putter models offered in the second quarter of 2010 compared to the second quarter of 2009. The increase in average selling prices was attributable to sales of the new White Ice series of putters introduced in 2010, which outpaced the decline in sales of the older White Hot XG series of putters. In addition, average selling prices were favorably impacted by the current year launch of the premium Black Series iX line of putters and Backstryke putter models, which were introduced at a higher price compared to the models launched in 2009.

The $7.9 million (11%) increase in net sales of accessories and other products to $77.3 million for the quarter ended June 30, 2010 was primarily attributable to (i) increased sales of packaged sets, which include the current year launch of the women’s Solaire line of golf clubs; (ii) increased sales of golf apparel under the Company’s new distribution agreement with Perry Ellis International compared to licensing revenues recognized in the second quarter of 2009 under the former agreement with its prior licensee; and (iii) increased sales of golf bags.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2010	2009	Dollars	Percent
Net sales:
Golf balls	$58.0	$58.2	$(0.2)	0%

The $0.2 million decrease in net sales of golf balls to $58.0 million for the quarter ended June 30, 2010 was primarily attributable to a slight decline in average selling prices partially offset by a slight increase in sales volume. The decrease in average selling prices was largely attributable to a shift in product mix from sales of higher priced more premium golf balls during the second quarter of 2009 to sales of moderately priced Callaway Golf ball models as well as lower priced Top-Flite golf ball models during the second quarter of 2010. The increase in sales volume was driven by increased sales of Callaway Golf and Top-Flite value priced ball models during the second quarter of 2010 compared to the second quarter of 2009.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth (Decline)
	2010	2009	Dollars	Percent
Income (loss) before income taxes
Golf clubs	$30.8	$25.4	$5.4	21%
Golf balls	5.8	(1.0)	6.8	NM
Reconciling items(1)	(16.2)	(13.6)	(2.6)	(19)%

	$20.4	$10.8	$9.6	89%

(1)	Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses) not utilized by management in determining segment profitability. For further information on segment reporting see Note 14 to the Consolidated Condensed Financial Statements—“Segment Information” in this Form 10-Q.

Pre-tax income in the Company’s golf clubs operating segment increased to $30.8 million for the second quarter of 2010 from $25.4 million for the comparable period in the prior year. This increase was primarily attributable to an improvement in gross margin combined with the increase in net sales as discussed above, partially offset by an increase in operating expenses. The increase in gross margin was primarily due to (i) cost savings provided by the Company’s Global Operations Strategy Initiatives, including cost reductions on club components as a result of improved product designs, sourcing of lower cost raw materials, and improved distribution efficiencies primarily in the Asian markets; (ii) less promotional activity in the second quarter of 2010 compared to the second quarter of 2009; and (iii) a favorable shift in product mix within putters, primarily due to the White Ice product launch in 2010. These increases were partially offset by a reduction in average selling prices on driver products introduced in 2010, in addition to closeout activity on older driver models.

Pre-tax income (loss) in the Company’s golf balls operating segment increased to pre-tax income of $5.8 million for the second quarter of 2010 from a pre-tax loss of $1.0 million for the comparable period in the prior year. This increase was primarily attributable to an improvement in gross margin as a result of the cost savings provided by the Company’s Global Operations Strategy Initiatives, including a favorable shift in golf ball production to more cost efficient regions outside the United States, combined with improved distribution efficiencies primarily in the Asian markets.

The Company has continued to actively implement its Global Operations Strategy Initiatives. As a result of these initiatives, the Company’s golf clubs operating segment absorbed pre-tax charges of $1.3 million during the second quarter of 2010. Pre-tax charges absorbed by the golf balls operating segment during the second quarter of 2010 were nominal. During the second quarter of 2009, the Company’s golf clubs and golf balls operating segments absorbed pre-tax charges of $1.4 million and $0.4 million, respectively. In addition, in connection with the workforce reductions announced in April 2009, the Company recorded pre-tax charges of $2.8 million in the second quarter of 2009, of which $2.2 million and $0.6 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively.

Six-Month Periods Ended June 30, 2010 and 2009

Net sales for the six months ended June 30, 2010 increased by $32.4 million (6%) to $606.5 million compared to $574.1 million in the same period in 2009. The Company’s net sales for the first six months of 2010 were favorably impacted by foreign currency exchange rates and by increased sales of the Company’s woods, golf balls, putters and accessories products. This increase was partially offset by an overall decline in average selling prices in the golf club business due to challenging market conditions, a slowdown in the global economic recovery, as well as a delay in the opening of the golf season due to poor weather conditions in certain key regions during 2010. This increase reflects a $28.9 million increase in net sales of the Company’s golf clubs segment and a $3.5 million increase in net sales of the Company’s golf balls segment as presented below (dollars in millions):

	Six Months Ended June 30,		Growth (Decline)
	2010	2009	Dollars	Percent
Net sales
Golf clubs	$497.4	$468.5	$28.9	6%
Golf balls	109.1	105.6	3.5	3%

	$606.5	$574.1	$32.4	6%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2010	2009	Dollars	Percent
Net sales:
United States	$313.4	$305.0	$8.4	3%
Europe	83.7	85.5	(1.8)	(2)%
Japan	83.6	84.4	(0.8)	(1)%
Rest of Asia	49.3	37.9	11.4	30%
Other foreign countries	76.5	61.3	15.2	25%

	$606.5	$574.1	$32.4	6%

Net sales in the United States increased $8.4 million (3%) to $313.4 million during the six months ended June 30, 2010 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $24.0 million (9%) to $293.1 million during the first half of 2010 compared to the same period in 2009. The increase in net sales in the United States was primarily attributable to the successful launch of new products during 2010. Compared to the first half of 2009, the Company’s reported net sales in regions outside the United States in the first half of 2010 were favorably affected by the translation of foreign currency sales into U.S. dollars based upon 2010 exchange rates. If 2009 exchange rates were applied to 2010 reported sales in regions outside the United States and all other factors were held constant, net sales in such regions would have been $21.1 million less than reported during the six months ended June, 30 2010.

For the six months ended June 30, 2010, gross profit increased $34.9 million to $260.9 million from $226.0 million for the comparable period of 2009. Gross profit as a percentage of net sales (“gross margin”) increased to 43% for the six months ended June 30, 2010 compared to 39% for the same period in 2009. The increase in gross margin was primarily attributable to cost reductions on golf club components costs in addition to a favorable shift in golf ball production to more cost efficient regions outside the United States. These increases were partially offset by price reductions taken on older golf club products. See “Segment Profitability” below for further discussion of gross margins. Gross profit for the six months ended June 30, 2010 was negatively affected by charges of $2.2 million related to the Company’s Global Operations Strategy Initiatives compared to $3.4 million for the six months ended June 30, 2009.

Selling expenses decreased $1.6 million to $145.4 million in the first half of 2010 from $147.0 million in the comparable period of 2009. As a percentage of net sales, selling expenses decreased to 24% during the first six months of 2010 compared to 26% during the comparable period of 2009. This dollar decrease was primarily due to a reduction in advertising and promotional activities and a decrease in severance expense, partially offset by increases in sales commissions.

General and administrative expenses increased $4.8 million to $44.1 million in the first half of 2010 from $39.3 million in the comparable period of 2009. As a percentage of net sales, general and administrative expenses remained constant at 7% in both the first six months of 2010 and 2009. The dollar increase was primarily due to increases in long-term employee incentive compensation expense due to the reversal of accruals in the first quarter of 2009. Employee costs also increased due to merit increases and the restoration of employee compensation and benefits in 2010. These increases were partially offset by a decrease in severance expense.

Research and development expenses increased $2.1 million to $18.0 million in the first half of 2010 from $15.9 million in the comparable period of 2009. As a percentage of sales, research and development expenses remained constant at 3% in both the first half of 2010 and 2009. The dollar increase was primarily due to the restoration of employee compensation and benefits in 2010.

Other expense increased to $3.1 million in the first half of 2010 from $1.9 million in the comparable period in 2009. This $1.2 million increase was primarily attributable to an increase in net foreign currency losses from the mark-to-market of foreign currency exchange contracts in the first six months of 2010 as compared to the first six months of 2009.

The effective tax rate for the six months ended June 30, 2010 decreased slightly to 36.9% compared to 37.1% for the comparable period in 2009.

Net income for the first six months of 2010 increased to $31.8 million from $13.7 million in the comparable period of 2009. Net income allocable to common shareholders for the first six months of 2010 and 2009 includes a reduction of $5.3 million and $0.4 million, respectively, for dividends on preferred stock (as defined in Sources of Liquidity below). Diluted earnings per share increased to $0.38 per share on 84.1 million weighted average shares outstanding in the first half of 2010 compared to $0.21 per share on 65.1 million weighted average shares outstanding in the comparable period of 2009. Diluted earnings per share for the first half of 2010 and 2009 were negatively affected by $0.02 and $0.03 per share, respectively, related to after-tax costs incurred in connection with the Company’s Global Operations Strategy Initiatives. In addition, net income and earnings per share were negatively affected by after tax charges of $1.7 million ($0.03 per share) incurred during the second quarter of 2009 as a result of the workforce reductions announced in April 2009.

Golf Clubs and Golf Balls Segments Results for the Six Months Ended June 30, 2010 and 2009

Golf Clubs Segment

Net sales information by product category is summarized as follows (in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2010	2009	Dollars	Percent
Net sales:
Woods	$157.8	$155.8	$2.0	1%
Irons	128.9	137.4	(8.5)	(6)%
Putters	71.7	54.1	17.6	32%
Accessories and other	139.0	121.2	17.8	15%

	$497.4	$468.5	$28.9	6%

The $2.0 million (1%) increase in net sales of woods to $157.8 million for the six months ended June 30, 2010 was primarily attributable to an increase in sales volume partially offset by a decrease in average selling prices. The increase in sales volume was primarily due to an increase in the number of woods products launched in the first half of 2010 led by Diablo Edge, FT-iZ and Legacy woods products compared to the same time period in the prior year. This increase was partially offset by a decrease in reorders of prior year model drivers. Additionally, the Company’s prior year sales volumes were favorably impacted by a sales promotion where consumers could purchase selected fairway woods or hybrid club products for one dollar with the purchase of certain 2009 driver products. There were fewer promotional programs for woods products in 2010. The decrease in average selling prices was primarily due to lower average selling prices of drivers launched during the current year compared to similar models launched during the same period of the prior year as well as price reductions taken on older driver models.

The $8.5 million (6%) decrease in net sales of irons to $128.9 million for the six months ended June 30, 2010 was primarily attributable to decreases in both sales volume and average selling prices. The decrease in sales volume was primarily attributable to the later timing of iron models launched in the first half of 2010 compared to the same period in the prior year. The Company launched its X-24 Hot irons in May of 2010 and therefore did not benefit from a full six months worth of sales compared to six months of sales of the X-22 irons during the first half of 2009. The decrease in average selling prices was largely due to a shift in product mix as a result of the launch of lower priced Diablo Edge irons in 2010 compared to the higher priced X-22 and X Forged irons launched in 2009. In addition, average selling prices were negatively affected by price reductions taken on second year irons products during the six months ended June 30, 2010.

The $17.6 million (32%) increase in net sales of putters to $71.7 million for the six months ended June 30, 2010 was primarily attributable to increases in both sales volume and average selling prices. The increase in sales volume was primarily due to an increase in putter models offered during the first half of 2010 compared to the same period in 2009. The increases in sales volume and average selling prices were attributable to sales of the new White Ice series of putters introduced in 2010, which outpaced the decline in sales of the older White Hot XG series of putters. In addition, average selling prices were favorably affected by the current year launch of the premium Black Series iX line of putters as well as the current year launch of the Backstryke putter models, which were introduced at a higher price compared to the models launched during the comparable period in 2009.

The $17.8 million (15%) increase in net sales of accessories and other products to $139.0 million for the six months ended June 30, 2010 was primarily attributable to: (i) increased sales of golf apparel under the Company’s new distribution agreement with Perry Ellis International compared to licensing revenues recognized during the six months ended June 30, 2009 under the former agreement with the Company’s prior licensee; (ii) increased sales of packaged sets, which include the current year launch of the women’s Solaire line of golf clubs; and (iii) increased sales of golf bags. These increases were partially offset by a decline in sale of accessories and footwear relative to the first six months of 2009.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2010	2009	Dollars	Percent
Net sales:
Golf balls	$109.1	$105.6	$3.5	3%

The $3.5 million (3%) increase in net sales of golf balls to $109.1 million for the six months ended June 30, 2010 was primarily due to an increase in both sales volume and average selling prices. The increase in sales volume was driven by the current year launch of the new premium Tour i(s) and i(z) golf balls, which outpaced the decline in sales of the older Tour i and ix golf ball models. The increase in average selling prices was generated by a shift in product mix as a result of sales of moderately priced Callaway Golf ball models as well as lower priced Top-Flite golf ball models during the first six months of 2009, compared to sales of a more premium line of golf balls during the first six months of 2010.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth (Decline)
	2010	2009	Dollars	Percent
Income (loss) before provision for income taxes
Golf clubs	$74.5	$53.6	$20.9	39%
Golf balls	7.6	(2.7)	10.3	NM
Reconciling items(1)	(31.8)	(29.1)	(2.7)	(19)%

	$50.3	$21.8	$28.5	131%

(1)	Amounts shown represent corporate general and administration expenses and other income (expenses) not utilized by management in determining segment profitability. For further information on segment reporting see Note 14 to the Consolidated Condensed Financial Statements—“Segment Information” in this Form 10-Q.

Pre-tax income in the Company’s golf clubs operating segment increased to $74.5 million for the six months ended June 30, 2010 from $53.6 million for the comparable period in 2009. The increase in the golf clubs operating segment pre-tax income was primarily attributable to an increase in net sales as discussed above combined with an increase in gross margin, partially offset by an increase in operating expenses. The increase in gross margin was primarily due to (i) cost savings provided by the Company’s Global Operations Strategy Initiatives, including cost reductions on club components as a result of improved product designs and sourcing of lower cost raw materials; (ii) improved distribution efficiencies primarily in the Asian markets; (iii) less promotional activity in the first half of 2010 compared to the first half of 2009; and (iv) a favorable shift in product mix within putters, primarily due to the White Ice product launch in 2010. This increase was partially offset by closeout activity on older driver models combined with a reduction in average selling prices on driver products introduced in 2010. In addition, gross margin was also negatively impacted by an unfavorable shift in product mix within irons products as a result of sales of lower margin Diablo Edge and value priced irons as well as price reductions taken on older irons products in the first half of 2010, compared to sales of higher margin X-22 irons in the comparable period of 2009.

Pre-tax income in the Company’s golf balls operating segment increased to pre-tax income of $7.6 million for the six months ended June 30, 2010 from a pre-tax loss of $2.7 million for the comparable period in 2009. This increase was primarily due to an increase in net sales as discussed above combined with an increase in gross margin and a decrease in operating expenses. The increase in gross margin was primarily a result of the cost savings provided by the Company’s Global Operations Strategy Initiatives, including a favorable shift in golf ball production to more cost efficient regions outside the United States, as well as improved distribution efficiencies primarily in the Asian markets.

The Company has continued to actively implement its Global Operations Strategy Initiatives. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed pre-tax charges of $2.1 million and $0.3 million, respectively, during the first half of 2010 and $2.6 million and $0.8 million, respectively, during the comparable periods in 2009. In addition, in connection with the workforce reductions announced in April 2009, the Company recorded pre-tax charges of $2.8 million during the six months ended June 30, 2009, of which $2.2 million and $0.6 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively.

Financial Condition

The Company’s cash and cash equivalents decreased $24.7 million (32%) to $53.6 million as of June 30, 2010, from $78.3 million as of December 31, 2009. Most of this decrease was due to the general seasonality of the Company’s business. Generally, during the first quarter, the Company will rely more heavily on its credit facility to fund operations as cash inflows from operations begin to increase during the second quarter as a result of cash collections from customers. During the six months ended June 30, 2010, the Company used its cash and cash equivalents to fund cash used in operating activities of $9.7 million as well as $7.5 million in capital expenditures. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facility, as deemed necessary (see further information on the Company’s credit line below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of June 30, 2010, the Company’s net accounts receivable increased $114.7 million to $254.5 million from $139.8 million as of December 31, 2009. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $303.6 million during the second quarter of 2010 compared to net sales of $185.9 million during the fourth quarter of 2009. The Company’s net accounts receivable decreased by $8.7 million as of June 30, 2010 compared to the Company’s net accounts receivable as of June 30, 2009. This decrease was primarily attributable to an improvement in the mix of payment terms on customer purchases during the second quarter of 2010 compared to the second quarter of 2009.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s net inventory decreased $4.7 million to $214.5 million as of June 30, 2010 compared to $219.2 million as of December 31, 2009. This decrease is consistent with the seasonality of the Company’s business, as discussed above. The Company’s net inventory decreased by $13.4 million as of June 30, 2010 compared to the Company’s net inventory as of June 30, 2009. Net inventories as a percentage of the trailing twelve months net sales improved to 21.8% as of June 30, 2010 compared to 23.8% as of June 30, 2009. The Company believes this improvement is the direct result of the increase in net sales in 2010 combined with the Company’s continuous improvements in supply chain management.

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

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended June 30, 2010, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on June 30, 2010, was $136.6 million. As of June 30, 2010, the Company had no outstanding borrowings under the Line of Credit and had $53.6 million of cash and cash equivalents. As of June 30, 2010, the Company remained in compliance with the consolidated leverage ratio as well as with the interest coverage ratio covenants. Because the Company remained in compliance within these financial covenants, as of July 1, 2010, the Company had access to the full $250.0 million under the Line of Credit.

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of June 30, 2010, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

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

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2.2 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $0.5 million as of June 30, 2010, of which $0.3 million was included in other current assets and $0.2 million in other long-term assets in the accompanying consolidated condensed balance sheet.

On June 15, 2009, the Company sold 1.4 million shares of 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140.0 million and incurred costs of $6.1 million. The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

The preferred stock is convertible at any time at the holder’s option into Common Stock of the Company at an initial conversion rate of 14.1844 shares of Callaway’s Common Stock per share of preferred stock, which is equivalent to an initial conversion price of approximately $7.05 per share.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of June 30, 2010 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations(1)	$102.7	$49.6	$40.4	$12.7	$—
Operating leases(2)	32.0	8.1	16.5	3.9	3.5
Uncertain tax contingencies(3)	8.0	0.1	0.2	4.7	3.0
Deferred compensation(4)	2.9	2.9	—	—	—

Total	$145.6	$60.7	$57.1	$21.3	$6.5

(1)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.

(2)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under noncancelable operating leases.
(3)	Amount represents total uncertain income tax positions related to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 740. For further discussion see Note 4 to the Consolidated Condensed Financial Statements—“Income Taxes” in this Form 10-Q.
(4)	The Company has an unfunded, nonqualified deferred compensation plan that is backed by Company-owned life insurance policies. As of October 1, 2009, the Company announced the termination of the plan. In December 2009, a portion of the plan assets were liquidated and distributed to its participants. The remaining plan assets will be liquidated and distributed in October 2010. The plan had been offered to its officers, certain other employees and directors, and allowed participants to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. At June 30, 2010, the cash surrender value of the Company-owned life insurance related to deferred compensation was $3.3 million and was included in other current assets. The liability for the deferred compensation at June 30, 2010 was $2.9 million and was included in accrued employee compensation and benefits.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to Golf Entertainment International Limited (see Note 7 “Investments” to the Consolidated Condensed Financial Statements). In addition, in connection with the uPlay acquisition in December 2008, the Company could be required to pay an additional purchase price of up to $10.0 million based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended June 30, 2010 was not material to the Company’s financial position, results of operations or cash flows.

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

Off-Balance Sheet Arrangements

During the fourth quarter of 2006, the Company made an investment in Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company acquired Preferred Shares of GEI for approximately $10.0 million. The Company accounts for this investment under the cost method in accordance with ASC Topic 325, “Investments—Other” and reflected the investment balance in other long-term assets in the consolidated condensed balance sheet as of June 30, 2010 and December 31, 2009 included in this Form 10-Q. In April 2010, the Company entered into an arrangement to provide collateral in the form of a letter of credit up to $8.0 million for a loan that was issued to GEI. The letter of credit will expire on February 15, 2011.

In addition, at June 30, 2010, the Company had total outstanding commitments on non-cancelable operating leases of approximately $32.0 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 8 years expiring at various dates through November 2017, with options to renew at varying terms.

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

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At June 30, 2010 and December 31, 2009, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $194.8 million and $101.7 million, respectively. At June 30, 2010 and December 31, 2009, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2010 through its foreign currency exchange contracts.

The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $21.2 million at June 30, 2010. The portion of the estimated loss associated with foreign currency exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $21.2 million at June 30, 2010 and would impact earnings. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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

As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the estimated potential cash flows impact would be approximately $0.2 million in additional interest expense if interest rates were to increase by 10% over a three month period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2010, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2010, the Company repurchased 2,000 shares of its common stock at an average cost per share of $7.47 under the November 2007 repurchase program. The Company received these shares to settle taxes paid on behalf of holders of Restricted Stock Units. As of June 30, 2010, the Company remained authorized to repurchase up to an additional $75.2 million of its common stock under this program.

The following table summarizes the purchases by the Company under its repurchase programs during the second quarter of 2010 (in thousands, except per share data):

	Three Months Ended June 30, 2010
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
April 1, 2010—April 30, 2010	—	$—	—	$75,206
May 1, 2010—May 21, 2010	—	$—	—	$75,206
June 1, 2010—June 30, 2010	2	$7.47	2	$75,194

Total	2	$7.47	2	$75,194

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

3.3	Amended and Restated Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 5, 2010 (file no. 1-10962).

4.1	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

4.2	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

4.3	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by this reference to the Prospectus in the Company’s Registration Statement on Form S-3, as filed with the Commission on March 29, 1994 (file no. 33-77024).

4.4	Registration Rights Agreement, dated June 15, 2009, between the Company and Lazard Capital Markets LLC, incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3, as filed with the Commission on September 10, 2009 (file no. 333-161848).

10.1	First Amendment to Second Amended and Restated Chief Executive Officer Employment Agreement, effective as of April 19, 2010, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 23, 2010 (file no. 1-10962).

10.2	Second Amendment to Officer Employment Agreement, effective as of April 30, 2010, by and between Callaway Golf Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 23, 2010 (file no. 1-10962).

10.3	Second Amendment to Officer Employment Agreement, effective as of April 30, 2010, by and between Callaway Golf Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.56 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 23, 2010 (file no. 1-10962).

10.4	Second Amendment to Officer Employment Agreement, effective as of April 30, 2010, by and between Callaway Golf Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 23, 2010 (file no. 1-10962).

10.5	Second Amendment to Officer Employment Agreement, effective as of April 30, 2010, by and between Callaway Golf Company and Thomas T. Yang, incorporated herein by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 23, 2010 (file no. 1-10962).

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Senior Executive Vice President and Chief Financial Officer

Date: July 29, 2010

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