Form 10-Q
period 2010-09-30
CALLAWAY GOLF CO
filed 2010-10-29
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of September 30, 2010, was 64,398,841.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results, or performance, including statements relating to future cash flows and liquidity and future cost alignment actions, as well as estimated unrecognized stock compensation expense, computation of the annual estimated effective tax rate at each interim period, projected capital expenditures, future contractual obligations, the Company’s business outlook for 2010, and estimated charges related to the Company’s restructuring of its global operations are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in economic conditions, credit markets, or foreign currency exchange rates, the level of promotional activity in the marketplace, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including those affecting the implementation of the Company’s cost alignment initiatives or initiatives targeted at improving gross margins, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts, or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: A Passion For Excellence—Anypoint—Apex—Backstryke—Ben Hogan—BH—Big Bertha—Big Bertha Diablo—Black Series— Callaway—Callaway Collection—Callaway Golf—Callaway uPro GO—C Grind—Chev—Chev 18-Chev Xtreme—Chevron Device—D.A.R.T.—Demonstrably Superior and Pleasingly Different—Diablo Edge—Diablo Forged—Diablo Octane—Dimple-in-Dimple—Divine Line—ERC—Forged Composite—FTiZ—FT Performance—FT Tour-—FT-9—Fusion—Gems—Hogan—HX—HX Bite—HX Hot Plus—HX Diablo—IMIX—Legacy—Legacy Aero—Marxman—MiniT—Never Lay Up—Number One Putter in Golf—Odyssey—OptiFit—ORG.14—RAZR Hawk—RAZR X—Rossie—S2H2—Sabertooth—Solaire—Squareway—Steelhead—Strata—Teron—TF design—Tech Series—Top-Flite—Top-Flite D2—Top-Flite XL—Tour Authentic—Tour i(S)— Tour i(Z)—Trade In! Trade Up!—Tru Bore—uPro—VFT—Warbird—Warmsport—White Hot—White Hot XG—White Ice—Windsport—X-22—X-22 Tour— X-24 Hot—XL7000—XJ Series—X-Act—X-Forged—X-Series—X-Series Jaws-X-SPANN—Xtra Traction Technology—XTT—Xtra Width Technology—XWT-2-Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$110,932	$78,314
Accounts receivable, net	152,441	139,776
Inventories	229,861	219,178
Deferred taxes, net	32,043	21,276
Income taxes receivable	2,106	19,730
Other current assets	31,081	34,713

Total current assets	558,464	512,987
Property, plant and equipment, net	132,827	143,436
Intangible assets, net	139,922	142,904
Goodwill	30,694	31,113
Deferred taxes, net	10,649	10,463
Other assets	35,314	35,027

Total assets	$907,870	$875,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$128,905	$118,294
Accrued employee compensation and benefits	24,534	22,219
Accrued warranty expense	8,931	9,449
Income taxes payable	3,170	1,492

Total current liabilities	165,540	151,454
Long-term liabilities:
Income taxes payable	7,871	11,597
Deferred taxes, net	1,145	1,243
Deferred compensation and other	6,514	1,754
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 1,400,000 shares issued and outstanding at September 30, 2010 and December 31, 2009 (Note 3)	14	14
Common stock, $.01 par value, 240,000,000 shares authorized, 66,308,018 shares and 66,295,961 shares issued at September 30, 2010 and December 31, 2009, respectively	663	663
Additional paid-in capital	261,501	257,486
Retained earnings	477,932	474,379
Accumulated other comprehensive income	11,001	6,240
Less: Grantor stock trust held at market value, 295,997 shares and 983,275 shares at September 30, 2010 and December 31, 2009, respectively	(2,072)	(7,414)
Less: Common stock held in treasury, at cost, 1,909,177 shares and 1,823,367 shares at September 30, 2010 and December 31, 2009, respectively	(24,824)	(24,110)

Total Callaway Golf Company shareholders’ equity	724,215	707,258

Non-controlling interest in consolidated entity (Note 8)	2,585	2,624

Total shareholders’ equity	726,800	709,882

Total liabilities and shareholders’ equity	$907,870	$875,930

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales	$175,644	$190,864	$782,128	$764,947
Cost of sales	126,593	131,287	472,156	479,341

Gross profit	49,051	59,577	309,972	285,606
Operating expenses:
Selling expense	56,307	56,972	201,665	204,016
General and administrative expense	21,447	20,452	65,570	59,797
Research and development expense	9,265	7,727	27,231	23,667

Total operating expenses	87,019	85,151	294,466	287,480

Income (loss) from operations	(37,968)	(25,574)	15,506	(1,874)
Other income (expense), net	(2,449)	837	(5,582)	(1,032)

Income (loss) before income taxes	(40,417)	(24,737)	9,924	(2,906)
Income tax benefit	(22,100)	(11,308)	(3,527)	(3,201)

Net income (loss)	(18,317)	(13,429)	13,451	295
Dividends on convertible preferred stock	2,625	2,625	7,875	3,063

Net income (loss) allocable to common shareholders	$(20,942)	$(16,054)	$5,576	$(2,768)

Earnings (loss) per common share:
Basic	$(0.33)	$(0.25)	$0.09	$(0.04)
Diluted	$(0.33)	$(0.25)	$0.09	$(0.04)
Weighted-average common shares outstanding:
Basic	63,989	63,240	63,831	63,120
Diluted	63,989	63,240	64,319	63,120
Dividends declared per common share	$0.01	$0.01	$0.03	$0.09

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$13,451	$295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,242	30,244
Deferred taxes	(10,713)	(12,147)
Non-cash share-based compensation	7,547	6,653
Loss (gain) on disposal of long-lived assets	149	(574)
Changes in assets and liabilities:
Accounts receivable, net	(11,462)	(26,201)
Inventories	(3,193)	67,633
Other assets	1,592	13,664
Accounts payable and accrued expenses	4,849	(31,665)
Accrued employee compensation and benefits	725	(6,062)
Accrued warranty expense	(518)	(1,577)
Income taxes receivable	18,911	16,383
Deferred compensation and other	4,303	730

Net cash provided by operating activities	55,883	57,376

Cash flows from investing activities:
Capital expenditures	(15,355)	(29,782)
Other investing activities	(2,595)	103

Net cash used in investing activities	(17,950)	(29,679)

Cash flows from financing activities:
Issuance of Common stock	2,954	2,562
Issuance of Preferred stock	—	140,000
Equity issuance costs	(52)	(5,923)
Dividends paid, net	(9,800)	(8,326)
Payments on credit facilities, net	—	(90,000)
Other financing activities	(494)	40

Net cash (used in) provided by financing activities	(7,392)	38,353

Effect of exchange rate changes on cash and cash equivalents	2,077	290

Net increase in cash and cash equivalents	32,618	66,340
Cash and cash equivalents at beginning of year	78,314	38,337

Cash and cash equivalents at end of period	$110,932	$104,677

Supplemental disclosures:
Cash received for income taxes, net	$11,309	$6,868
Cash paid for interest and fees	$(443)	$(1,478)
Dividends payable	$438	$438
Non-cash equity transactions	$714	$440

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Callaway Golf Shareholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Grantor Stock Trust	Treasury Stock		Non-controlling Interest	Total	Comprehensive Income
	Shares	Amount	Shares	Amount					Shares	Amount
Balance, December 31, 2009	1,400	$14	66,296	$663	$257,486	$474,379	$6,240	$(7,414)	(1,823)	$(24,110)	$2,624	$709,882

Exercise of stock options	—	—	—	—	(59)	—	—	538	—	—	—	479
Tax deficit on compensatory stock awards	—	—	—	—	(410)	—	—	—	—	—	—	(410)
Acquisition of treasury stock	—	—	—	—	—	—	—	—	(86)	(714)	—	(714)
Compensatory stock and stock options	—	—	12	—	5,229	—	—	1,538	—	—	—	6,767
Issuance of preferred stock	—	—	—	—	(52)	—	—	—	—	—	—	(52)
Employee stock purchase plan	—	—	—	—	(412)	—	—	2,887	—	—	—	2,475
Stock dividends	—	—	—	—	5	(98)	—	93	—	—	—	—
Cash dividends	—	—	—	—	—	(9,800)	—	—	—	—	—	(9,800)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	(286)	—	—	286	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	4,761	—	—	—	—	4,761	$4,761
Income from non-controlling interest	—	—	—	—	—	—	—	—	—	—	(358)	(358)	—
Net income	—	—	—	—	—	13,451	—	—	—	—	319	13,770	13,451

Balance, September 30, 2010	1,400	$14	66,308	$663	$261,501	$477,932	$11,001	$(2,072)	(1,909)	$(24,824)	$2,585	$726,800	$18,212

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company” or “Callaway Golf”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for the fair presentation of the consolidated condensed financial position, results of operations, and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.

Recently Issued Accounting Standards

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly affect the other entity’s economic performance. ASU 2009-17 requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Based on the Company’s evaluation of ASU 2009-17, the adoption of this standard did not affect the Company’s consolidated condensed financial statements.

2. Restructuring Initiatives

During the third quarter of 2010, as part of the Company’s global operations strategy targeted at improving the Company’s gross margins (the “Global Operations Strategy”), the Company announced the restructuring of its golf club and golf ball manufacturing and distribution operations. This restructuring, which is designed to add speed and flexibility to customer service demands, optimize efficiencies, and facilitate long-term gross margin improvements, includes the reorganization of the Company’s manufacturing and distribution centers located in Carlsbad, California, Toronto, Canada, and Chicopee, Massachusetts, the creation of third-party logistics sites in Dallas, Texas and Toronto, Canada, as well as the establishment of a new production facility in Monterrey, Mexico. It is estimated that the restructuring will take approximately 18 months to complete. The Company intends to maintain limited manufacturing and distribution facilities in Carlsbad, California and Chicopee, Massachusetts.

As a result of this restructuring, the Company has recognized and will recognize non-cash charges for the acceleration of depreciation on certain golf club and golf ball manufacturing equipment and cash charges related to severance benefits and transition costs, which consist primarily of consulting expenses, costs associated with

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

redundancies during the start-up and training phase of the new production facility in Monterrey, Mexico, start-up costs associated with the establishment of third-party logistics sites, travel expenses, and costs associated with the transfer of inventory and equipment.

For the three and nine months ended September 30, 2010, the Company recorded pretax charges of $5,344,000 and $7,702,000, respectively, in connection with this restructuring. As of September 30, 2010, $7,302,000 was recognized within cost of goods sold and $400,000 within general and administrative expenses, and $5,632,000 and $2,070,000 was absorbed by the Company’s golf clubs and golf balls segments, respectively.

The Company previously reported that initial estimates of total cash and non-cash charges related to this restructuring would be approximately $29,600,000 - $31,100,000, including the amounts recognized during the nine months ended September 30, 2010. The Company subsequently refined its estimates and identified additional cost savings opportunities which have resulted in an increase in estimated asset-write-offs, termination benefits and transition costs related to this restructuring. The Company currently estimates that the total costs related to this restructuring will be approximately $39,702,000, including the amounts recognized during the nine months ended September 30, 2010. As of September 30, 2010, the total future estimated charges are $32,000,000, of which $28,000,000 will be settled in cash and $4,000,000 will be non-cash charges, and $23,000,000 and $9,000,000 of which will be absorbed by the golf clubs and golf balls segments, respectively. These estimated charges reflect the Company’s best estimate as of the filing of this report based upon the Company’s current plans. Any change in the Company’s plans during implementation, or any delays, difficulties, or change in costs associated with the implementation of these initiatives, could affect the estimated amounts or timing of the charges.

The table below depicts the activity and liability balances recorded as part of this restructuring as well as the current estimated future charges relating to this restructuring. Amounts payable as of September 30, 2010 were included within short-term liabilities on the Company’s Consolidated Condensed Balance Sheet.

	Workforce Reductions	Transition Costs	Asset Write-offs	Total
	(In thousands)
Charges to cost and expense	$2,865	$4,146	$691	$7,702
Non-cash items	—	—	(691)	(691)
Cash payments	(804)	(3,330)	—	(4,134)

Restructuring payable balance, September 30, 2010	$2,061	$816	$—	$2,877

Total future estimated charges as of September 30, 2010	$12,000	$16,000	$4,000	$32,000

3. Preferred Stock Offering

On June 15, 2009, the Company sold 1,400,000 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140,000,000 and incurred costs of $6,083,000, which were recorded as an offset to additional paid-in capital in the consolidated condensed statement of shareholders’ equity. The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of September 30, 2010, the aggregate liquidation preference of the outstanding preferred shares was $140,438,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Company’s board of directors (the “Board of Directors”) and in accordance with the Company’s line of credit and applicable law.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The preferred stock is generally convertible at any time at the holder’s option into common stock of the Company at an initial conversion rate of 14.1844 shares of Callaway’s common stock per share of preferred stock, which is equivalent to an initial conversion price of approximately $7.05 per share. Based on the initial conversion rate, approximately 19,858,000 shares of common stock would be issuable upon conversion of all of the outstanding shares of preferred stock.

The Company may also elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. If the Company elects to mandatorily convert any preferred stock, it will make an additional payment on the preferred stock equal to the aggregate amount of dividends that would have accrued at the annual rate of 7.50% and become payable through and including June 15, 2012, less any dividends already paid on the preferred stock. As of September 30, 2010, this amount was $17,938,000.

On or after June 20, 2012, the Company, at its option, may redeem the preferred stock, in whole or in part, at a price equal to 100% of the liquidation preference, plus all accrued and unpaid dividends. The preferred stock has no maturity date and has no voting rights prior to conversion into the Company’s common stock, except in limited circumstances.

4. Earnings per Common Share

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

Dilutive securities can include the common stock equivalents of convertible preferred stock, options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan (“ESPP”) and outstanding restricted stock awards and units granted to employees and non-employees (see Note 13). Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share” (“ASC 260”). Dilutive securities related to the ESPP are calculated by dividing the average withholdings during the period by 85% of the market value of the Company’s common stock at the end of the period.

As discussed in Note 3 above, in June 2009, the Company completed its offering of 1,400,000 shares of preferred stock. The preferred stock is generally convertible into shares of common stock and earns cumulative dividends from the date of original issue at an initial rate of 7.50% per annum. In accordance with ASC 260, dividends on cumulative preferred stock are subtracted from net income to calculate net income allocable to common shareholders in the basic earnings per share calculation. For the three and nine months ended September 30, 2010, the Company declared $2,625,000 and $7,875,000 in dividends to preferred stock shareholders, respectively, and declared $2,625,000 and $3,063,000 in dividends to preferred stock shareholders for the three and nine months ended September 30, 2009, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, and reconciles the weighted-average common shares used in the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(18,317)	$(13,429)	$13,451	$295
Less: Preferred stock dividends	(2,625)	(2,625)	(7,875)	(3,063)

Net income (loss) allocable to common shareholders	$(20,942)	$(16,054)	$5,576	$(2,768)

Denominator:
Weighted-average common shares outstanding—basic	63,989	63,240	63,831	63,120
Options, restricted stock and other dilutive securities	—	—	488	—

Weighted-average common shares outstanding—diluted	63,989	63,240	64,319	63,120

Basic earnings (loss) per common share	$(0.33)	$(0.25)	$0.09	$(0.04)

Diluted earnings (loss) per common share	$(0.33)	$(0.25)	$0.09	$(0.04)

Options with an exercise price in excess of the average market value of the Company’s common stock during the periods presented have been excluded from the calculation as their effect was antidilutive. The following table summarizes securities that were excluded from the calculation of earnings per share as their effect was antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Stock options	9,955	9,118	9,900	8,915
Restricted stock units	389	357	—	306
ESPP shares	105	82	—	114
Preferred stock	19,858	19,858	19,858	7,710

Total antidilutive securities	30,307	29,415	29,758	17,045

5. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC 270, “Interim Reporting,” and ASC 740, “Accounting for Income Taxes” (“ASC 740”). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment, including the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or as the tax environment changes.

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state, and international taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company (“uncertain tax positions”) and, therefore, require the Company to pay additional taxes. As required under applicable accounting rules, the Company therefore accrues an amount for its estimate of additional tax liability, including interest and penalties, which the Company could incur as a result of the ultimate resolution of the uncertain tax positions. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

In accordance with ASC 740, the Company accrues for the estimated additional amount of taxes for the uncertain tax positions if it is more likely than not that the Company would be required to pay additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s consolidated condensed financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.”

As of September 30, 2010, the liability for income taxes associated with uncertain tax positions was $9,443,000 and could be reduced by $4,714,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments as well as $971,000 of tax benefits associated with state income taxes. The net amount of $3,758,000, if recognized, would affect the Company’s consolidated condensed financial statements and favorably affect the Company’s effective income tax rate. The Company does not expect that unrecognized tax benefit liabilities will significantly increase or decrease during the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the quarter ended September 30, 2010, the Company recognized expense of approximately $16,000 of interest and penalties in the provision for income taxes. As of September 30, 2010 and December 31, 2009, the Company had accrued $655,000 and $1,139,000, respectively, (before income tax benefit), for the payment of interest and penalties.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2007 and prior
California (United States)	2004 and prior
Massachusetts (United States)	2006 and prior
Australia	2005 and prior
Canada	2005 and prior
Japan	2004 and prior
South Korea	2008 and prior
United Kingdom	2005 and prior

6. Inventories

Inventories are summarized below (in thousands):

	September 30, 2010	December 31, 2009
Inventories:
Raw materials	$38,943	$53,688
Work-in-process	776	451
Finished goods	190,142	165,039

	$229,861	$219,178

7. Goodwill and Intangible Assets

In accordance with ASC 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. As a result of the continued slow global economic recovery and its impact on the golf industry during the first nine months of 2010, the Company’s common stock price declined and its market capitalization fell below its recorded book value. As such, the Company performed impairment testing of the Company’s recorded goodwill and certain intangible assets during the third quarter of 2010, which was based on internal cash flow estimates discounted at an appropriate interest rate. Based on the results of the impairment testing, no impairment was identified. If the current economic and market conditions persist, the Company’s business may be further adversely affected, which could result in an impairment of goodwill or other intangible assets in the future.

The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	September 30, 2010			December 31, 2009
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress, and other	NA	$121,794	$—	$121,794	$121,794	$—	$121,794
Amortizing:
Patents	2-16	36,459	25,769	10,690	36,459	23,827	12,632
Developed technology and other	1-9	12,387	4,949	7,438	12,236	3,758	8,478

Total intangible assets		$170,640	$30,718	$139,922	$170,489	$27,585	$142,904

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Aggregate amortization expense on intangible assets was approximately $3,133,000 and $3,210,000 for the nine months ended September 30, 2010 and 2009, respectively. Amortization expense related to intangible assets at September 30, 2010, in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2010	$1,049
2011	3,983
2012	3,453
2013	2,562
2014	1,882
2015	1,844
Thereafter	3,355

$18,128

Goodwill at September 30, 2010, was $30,694,000. During the three and nine months ended September 30, 2010, goodwill increased by $1,060,000 and decreased by $419,000, respectively, due to changes in foreign currency fluctuations.

8. Non-Controlling Interests

In October 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for, and to, the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel, as well as the facilities, to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated condensed financial statements as of September 30, 2010 and December 31, 2009, in accordance with ASC 810 “Consolidations.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to fund certain capitalization requirements for Suntech and provide working capital to establish manufacturing facilities and capabilities. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000, of which $2,188,000 and $2,391,000 were outstanding as of September 30, 2010 and December 31, 2009, respectively. The Company recorded the loan in other long-term assets in the accompanying consolidated condensed balance sheets.

9. Investments

The Company has a $10,000,000 investment in the preferred shares of Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. The Company accounts for this investment in accordance with ASC 325, “Investments—Other” using the cost method, as the Company owns less than a 20% interest in GEI and does not have the ability to significantly influence the operating and financial policies of GEI. Accordingly, this investment was recorded at cost and is included in other long-term assets in the accompanying consolidated condensed balance sheets as of September 30, 2010 and December 31, 2009. The Company performs an impairment test whenever there are identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.

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

The Company and other GEI shareholders entered into certain loan agreements with GEI to provide funding to GEI for certain capital projects as well as operational needs. As of September 30, 2010, the Company funded a combined total of $10,093,000 under the loan agreements, which includes accrued interest and fees of $3,469,000. The total balance of these loans is reflected in other long-term assets in the accompanying consolidated condensed balance sheets. The loan agreements provide for the option, at the Company’s discretion, to convert up to 100% of the amount loaned to GEI, including accrued interest, into convertible preferred shares.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$9,390	$12,422	$9,449	$11,614
Provision	2,344	1,125	6,658	6,740
Claims paid/costs incurred	(2,803)	(3,510)	(7,176)	(8,317)

Ending balance	$8,931	$10,037	$8,931	$10,037

11. Financing Arrangements

The Company’s primary credit facility is a $250,000,000 Line of Credit with a syndicate of eight banks under the terms of the November 5, 2004 Amended and Restated Credit Agreement (as subsequently amended, the “Line of Credit”). The Line of Credit expires February 15, 2012.

The lenders in the syndicate are Bank of America, N.A.; Union Bank of California, N.A.; Barclays Bank, PLC; JPMorgan Chase Bank, N.A.; US Bank, N.A.; Comerica West Incorporation; Fifth Third Bank; and Citibank, N.A. To date, all of the banks in the syndicate have continued to meet their commitments under the Line of Credit despite the recent turmoil in the financial markets. If any of the banks in the syndicate were unable to perform on their commitments to fund the Line of Credit, the Company’s liquidity would be impaired, unless the Company was able to find a replacement source of funding under the Line of Credit or from other sources.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability can be effectively limited by the financial covenants contained therein. The financial covenants are tested as of the end of a fiscal quarter (i.e., on March 31, June 30, September 30, and December 31, each year). So long as the Company is in compliance with the financial covenants on each of those four days, the Company has access to the full $250,000,000 (subject to compliance with the other terms of the Line of Credit).

The financial covenants include a consolidated leverage ratio covenant and an interest coverage ratio covenant, both of which are based in part upon the Company’s trailing four quarters’ earnings before interest, income taxes, depreciation and amortization, as well as other non-cash expense and income items as defined in the agreement governing the Line of Credit (“adjusted EBITDA”). The consolidated leverage ratio provides that as of the end of the quarter the Company’s Consolidated Funded Indebtedness (as defined in the Line of Credit) may not exceed 2.75 times the Company’s adjusted EBITDA for the previous four quarters then ended. The interest coverage ratio covenant provides that the Company’s adjusted EBITDA for the previous four quarters then ended must be at least 3.5 times the Company’s Consolidated Interest Charges (as defined in the Line of Credit) for such period. Many factors, including unfavorable economic conditions and unfavorable foreign currency exchange rates, can have a significant adverse effect upon the Company’s adjusted EBITDA and, therefore, compliance with these financial covenants. If the Company was not in compliance with the financial covenants under the Line of Credit, it would not be able to borrow funds under the Line of Credit and its liquidity would be significantly affected.

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended September 30, 2010, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on September 30, 2010, was $93,600,000. As of September 30, 2010, the Company had no outstanding borrowings under the Line of Credit and had $110,932,000 of cash and cash equivalents. As of September 30, 2010, the Company remained in compliance with the consolidated leverage ratio, as well as with the interest coverage ratio covenants. Because the Company remained in compliance with these financial covenants, as of October 1, 2010, the Company had access to the full $250,000,000 under the Line of Credit (subject to compliance with other terms of the Line of Credit).

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures, and asset sales. As of September 30, 2010, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

Under the Line of Credit, the Company is required to pay certain fees, including an unused commitment fee of between 10.0 to 25.0 basis points per annum of the unused commitment amount, with the exact amount determined based upon the Company’s consolidated leverage ratio. Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio, at (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit), plus a margin of 50.0 to 125.0 basis points.

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2,210,000, and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $379,000 as of September 30, 2010, of which $282,000 was included in other current assets and $97,000 in other long-term assets in the accompanying consolidated condensed balance sheet.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Commitments and Contingencies

Legal Matters

In conjunction with the Company’s program of enforcing its proprietary rights, the Company has initiated or may initiate actions against alleged infringers under the intellectual property laws of various countries, including, for example, the U.S. Lanham Act, the U.S. Patent Act, and other pertinent laws. The Company is also active internationally. For example, it has worked with other golf equipment manufacturers to encourage Chinese and other foreign government officials to conduct raids of identified counterfeiters, resulting in the seizure and destruction of counterfeit golf clubs and, in some cases, criminal prosecution of the counterfeiters. Defendants in these actions may, among other things, contest the validity and/or the enforceability of some of the Company’s patents and/or trademarks. Others may assert counterclaims against the Company. Historically, these matters individually, and in the aggregate, have not had a material adverse effect upon the consolidated condensed financial position of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company or some other material loss to the Company. One or more of these results could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace.

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

On February 9, 2006, Callaway Golf filed a complaint in the United States District Court in Delaware (Case No. C.A. 06-91) asserting patent infringement claims against Acushnet, a wholly-owned subsidiary of Fortune Brands, alleging that Acushnet’s Titleist Pro V1 family of golf balls infringed nine claims contained in four golf ball patents owned by Callaway Golf. Acushnet later stipulated that the Pro V1 golf balls infringed the nine asserted claims, and the case proceeded to trial on the sole issue of validity. On December 14, 2007, a jury found that eight of the nine patent claims asserted by the Company against Acushnet were valid, holding one claim invalid. The District Court entered judgment in favor of the Company and against Acushnet on December 20, 2007. On November 10, 2008, the District Court entered an order, effective January 1, 2009, permanently enjoining Acushnet from further infringing those patent claims, while at the same time denying Acushnet’s motions for a new trial and for judgment as a matter of law. Acushnet appealed the District Court’s judgment to the Federal Circuit (Appeal No. 2009-1076). On August 14, 2009, the Federal Circuit affirmed in part, reversed in part and remanded the case for a new trial. The Federal Circuit affirmed the trial court’s rulings with respect to claim construction, and evidentiary rulings made during the trial and rejected Acushnet’s motion for judgment as a matter of law, but ruled that the jury’s inconsistent verdicts and an error granting partial summary judgment on Acushnet’s anticipation defense required the case against Acushnet to be retried. As a result of its ruling, the Federal Circuit also vacated the permanent injunction. The Federal Circuit refused Acushnet’s petition to rehear the case. Acushnet filed a petition for review by the United States Supreme Court and Callaway Golf opposed the petition. Acushnet’s petition was denied on February 22, 2010. The case was retried based upon Callaway Golf’s asserted claims. On March 29, 2010, after a five-day trial, a jury found that the asserted claims were invalid because the claims were found to be “anticipated” and “obvious.” Callaway Golf has moved for a new trial and for judgment as a matter of law. That motion is pending in the district court.

Acushnet has also filed requests for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the four patents asserted in the litigation. The Company believes that if it

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

secures a favorable final decision before all appeals associated with the reexaminations are completed, the reexamination process will be terminated with respect to the patent claims at issue in the litigation. In the meantime, an examiner at the PTO has issued decisions rejecting the claims of four of the patents. The examiner’s rejection of all four patents has been appealed to the Board of Patent Appeals and Interferences (“BPAI”). The Company continues to believe that the administrative process will take time and that at least some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will eventually be affirmed. If the BPAI does not affirm the claims in the patents subject to reexamination, an appeal will be taken by the Company to the Federal Circuit.

On March 3, 2009, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-131, asserting claims against Acushnet for patent infringement. Specifically, the Company asserts that two golf ball patents acquired from Top Flite are infringed by Acushnet’s sale of Titleist Pro V1 golf balls introduced after entry of the Court’s permanent injunction referenced above. In the second suit, the Company is seeking damages and an injunction to prevent infringement by Acushnet. Acushnet’s response to the complaint was filed on April 17, 2009. The case is in the discovery phase. Trial has been set for March 2012.

Acushnet has filed requests for reexamination with the PTO challenging the validity of the two patents asserted by the Company in the new litigation filed against Acushnet. The PTO has issued a final office action rejecting the claims of one of the patents and the Company has appealed that rejection to the BPAI; the other patent is still being reviewed by the examiner.

On March 3, 2009, Acushnet filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-130, asserting claims against the Company for patent infringement. Specifically, Acushnet asserts that the Company’s sale of the Tour i and Tour ix golf balls infringe nine Acushnet golf ball patents. Acushnet has since dropped one of the patents, but expanded its infringement contentions to allege that seven other models of the Company’s golf balls, using Callaway Golf’s patented HX surface geometry, infringe five of the Acushnet patents asserted in the new suit. Acushnet is seeking damages and an injunction to prevent alleged infringement by the Company. The Company’s response to the complaint was filed on April 17, 2009, and the case has been consolidated for discovery and pretrial with Callaway Golf’s March 3, 2009 case against Acushnet, described above. The case by Acushnet has also been set for trial in March 2012. The district court has not yet determined whether the cases will be tried together or separately.

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

On July 11, 2008, the Company was sued in the Eastern District of Texas by Nicholas Colucci, dba EZ Line Putters, pursuant to a complaint asserting that the Odyssey White Hot XG No. 7, White Hot XG (Long) No. 7, Black Series i No. 7, and White Hot XG Sabertooth putters infringed U.S. Patent No. 4,962,927 literally and through the doctrine of equivalents. The complaint also alleged that the Company’s Marxman and iTrax putters

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

infringed the alleged trade dress of plaintiff’s EZ Line putters. The Company responded to the complaint on September 5, 2008, denying that it infringed the patent or trade dress. After a five-day trial, a jury found that Callaway Golf did not literally infringe the patent, and did not infringe the trade dress of plaintiff’s putters. The jury determined that Callaway Golf did infringe the patent pursuant to the doctrine of equivalents but awarded plaintiff only $135,000. Callaway Golf has asked the trial court to set aside the jury’s verdict, and to enter judgment for Callaway Golf, on the equivalents claim. At the invitation of the Court, Callaway Golf moved for judgment as a matter of law that the patent is invalid as obvious. The plaintiff asked for a new trial on damages. On October 1, 2010, the district court granted the Company’s motion for judgment as a matter of law with respect to the doctrine of equivalents claim, and vacated the jury’s verdict against the Company. Thereafter, the plaintiff dismissed the case with prejudice, electing not to appeal the district court’s ruling or the jury’s verdicts. The matter is concluded.

On January 19, 2009, the Company filed suit in the Superior Court for the County of San Diego, Case No. 37-2009-00050363-CU-BC-NC, against Corporate Trade International, Inc. (“CTI”) seeking damages for breach of contract and for declaratory relief based on the asserted use and transfer of corporate trade credits to the Company in connection with the purchase of assets from Top-Flite in 2003. On January 26, 2009, CTI filed its own suit in the United States District Court for the Southern District of New York, Case No. 09CV0698, asserting claims for breach of contract, account stated and unjust enrichment, and seeking damages of approximately $8,900,000. On February 26, 2009, CTI removed the Company’s San Diego case to the United States District Court for the Southern District of California, and filed a motion to dismiss, stay, or transfer the California action to New York. On March 1, 2010, the San Diego case was transferred to the Southern District of New York where it has been assigned to the same judge as the New York case. Discovery has commenced. No trial date has been set.

The Company and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings, lawsuits, and other claims, in addition to the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated condensed financial condition.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. As of September 30, 2010, the Company has entered into many of these contractual agreements with terms ranging from one to five years. The minimum obligation that the Company is required to pay under these agreements is $94,602,000 over the next five years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum purchase commitments as of September 30, 2010, are as follows (in thousands):

2010	$46,068
2011	23,999
2012	13,374
2013	9,064
2014	2,097
Thereafter	—

$94,602

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale, and/or license of Company products; (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases; (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company; and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees that are contingent upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to GEI (see Note 9). In addition, in connection with the uPlay acquisition in December 2008, the Company could be required to pay an additional purchase price, not to exceed $10,000,000, based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011.

The duration of these indemnities, commitments, and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to these types of contingent obligations have not been material to the Company’s consolidated condensed financial position, results of operations, or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three and nine months ended September 30, 2010, was not material to the Company’s consolidated condensed financial position.

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

13. Share-Based Employee Compensation

As of September 30, 2010, the Company had the following two shareholder-approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan. From time to time, the Company grants stock options, restricted stock awards, restricted stock units, performance share units, and other awards under these two plans.

The table below summarizes the non-cash amounts recognized in the consolidated condensed financial statements for the three and nine months ended September 30, 2010 and 2009, for share-based compensation expense (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of sales	$240	$161	$680	$304
Operating expenses	3,381	2,250	9,392	6,407

Total cost of employee share-based compensation included in income, before income tax	3,621	2,411	10,072	6,711
Amount of income tax recognized in earnings	(1,271)	(886)	(3,367)	(2,040)

Amount charged against net income	$2,350	$1,525	$6,705	$4,671

Impact on net income per common share:
Basic	$(0.04)	$(0.02)	$(0.11)	$(0.07)
Diluted	$(0.04)	$(0.02)	$(0.10)	$(0.07)

In addition, as a result of the mark-to-market adjustment for restricted stock awards granted to certain non-employees, the Company recorded $559,000 and reversed $57,000 of compensation expense during the three and nine months ended September 30, 2009, respectively. Restricted stock awards related to non-employees were fully vested as of December 31, 2009.

Stock Options

The Company granted 1,239,000 and 2,878,000 shares underlying stock options during the nine months ended September 30, 2010 and 2009, respectively, at a weighted-average grant-date fair value of $2.84 and $2.37 per share, respectively. All options were granted at exercise prices equal to the price of the Company’s common stock on the date of the grant. The number of shares underlying stock options granted during the three months ended September 30, 2010 was nominal. There were no stock options granted during the three months ended September 30, 2009.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted-average Black-Scholes fair value assumptions used in the valuation of stock options granted during the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dividend yield	1.6%	—	1.1%	1.9%
Expected volatility	47.1%	—	46.2%	42.7%
Risk-free interest rate	1.8%	—	2.2%	1.4%
Expected life	4.9 years	—	4.7 years	4.1 years

Restricted Stock Units

The Company granted 505,000 and 508,000 shares underlying restricted stock units during the nine months ended September 30, 2010 and 2009, respectively, at a weighted-average grant-date fair value of $7.64 and $7.72, respectively. The number of shares underlying restricted stock units granted during the three months ended September 30, 2010, was nominal. There were no restricted stock units granted during the three months ended September 30, 2009. At September 30, 2010, the Company had $4,265,000 of total unrecognized compensation expense related to non-vested shares granted to employees under the Company’s share-based payment plans related to restricted stock units. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated condensed statements of operations due to the application of forfeiture rates.

Phantom Stock Units

Phantom stock units awarded under the 2004 Plan are a form of share-based award that is indexed to the Company’s common stock and is settled in cash. They are accounted for as liabilities, which are initially measured based on the estimated fair value of the awards on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the award date multiplied by the number of shares underlying the phantom stock units awarded. The liabilities are subsequently remeasured based on the fair value of the awards at the end of each interim reporting period through the settlement date of the awards. Total compensation expense is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate. On December 29, 2009, the Company granted 1,150,000 shares underlying Phantom Stock Units, of which fifty percent will vest on the second anniversary of the date of grant, and the remaining fifty percent will vest on the third anniversary of the date of grant. On December 29, 2009, these phantom stock units had an initial valuation of $9,050,000. At December 31, 2009, the value of these awards was $8,671,000. As of September 30, 2010, the remeasurement date, the value of these awards decreased to $8,050,000 due to a decrease in the price of the Company’s common stock. For the three and nine months ended September 30, 2010, the Company recorded expense of $1,076,000 and $2,526,000 respectively, in connection with these awards.

14. Fair Value of Financial Instruments

The Company’s foreign currency exchange contracts are measured and reported on a fair value basis in accordance with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. ASC 820 enables the reader of the financial

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The following table summarizes the valuation of the Company’s foreign currency exchange contracts by the above pricing levels as of the valuation dates listed (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Foreign currency derivative instruments—asset position	$329	$329	$2,705	$2,705
Foreign currency derivative instruments—liability position	$8,494	$8,494	$47	$47

The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data. Foreign currency derivatives in the consolidated condensed balance sheets are recorded at fair value with changes in fair value recorded in the consolidated condensed statements of operations. See Note 15 below for further information on foreign currency exchange contracts.

15. Derivatives and Hedging

The Company accounts for its foreign currency exchange contracts in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires the recognition of all derivatives as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value, and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures. In addition, it requires enhanced disclosures regarding derivative instruments and hedging activities to better convey the purpose of derivative use in terms of the risks the Company is intending to manage, specifically about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815, and (c) how derivative instruments and related hedged items affect the Company’s consolidated condensed financial position, financial performance, and cash flows.

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as reported results in the Company’s consolidated condensed financial statements due to the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts (“foreign currency exchange contracts”) to hedge transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars, Australian Dollars, and Korean Won. Foreign currency exchange contracts are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign currency exchange contracts for speculative purposes. Foreign currency exchange contracts usually mature within 12 months from their inception.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At September 30, 2010 and December 31, 2009, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $265,618,000 and $101,723,000, respectively. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives in the consolidated condensed balance sheets at fair value with changes in fair value recorded in the consolidated condensed statements of operations.

The following table summarizes the fair value of derivative instruments by contract type, as well as the location of the asset and/or liability on the consolidated condensed balance sheets at September 30, 2010 and December 31, 2009 (in thousands):

	Asset Derivatives
	September 30, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$329	Other current assets	$2,705

	Liability Derivatives
	September 30, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$8,494	Accounts payable and accrued expenses	$47

The gains and losses on foreign currency exchange contracts used to manage balance sheet exposures are recognized as a component of other income (expense) in the same year as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus generally offset these gains and losses. The gains and losses on foreign currency exchange contracts used to manage exposures related to the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes are recognized as a component of other income (expense) in the same year as the foreign currency gains and losses related to the translation of the Company’s international operating results. The following table summarizes the location of gains and losses on the consolidated condensed statements of operations that were recognized during the three and nine months ended September 30, 2010 and 2009, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments under FASB Statement No. 133	Location of gain (loss) recognized in income on derivative instruments	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Foreign currency exchange contracts	Other income (expense)	$(12,349)	$(5,753)	$(12,170)	$(10,133)

The net realized and unrealized contractual net losses recognized for the three and nine months ended September 30, 2010, were used by the Company to offset actual foreign currency transactional net gains of $8,361,000 and $4,396,000, respectively. The net realized and unrealized contractual net losses recognized for the three and nine months ended September 30, 2009, were used to offset actual foreign currency transactional net gains of $5,918,000 and $8,211,000, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

16. Segment Information

The Company has two operating segments that are organized on the basis of products, which are segregated between golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges, and putters, as well as Odyssey putters, other golf-related accessories, including uPro GPS on-course measurement devices, royalties from licensing of the Company’s trademarks and service marks, as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls. There are no significant intersegment transactions.

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales
Golf clubs	$140,535	$149,968	$637,881	$618,458
Golf balls	35,109	40,896	144,247	146,489

	$175,644	$190,864	$782,128	$764,947

Income (loss) before provision for income taxes
Golf clubs	$(18,433)	$(7,501)	$56,020	$46,149
Golf balls	(4,635)	(4,236)	3,012	(6,900)
Reconciling items(1)	(17,349)	(13,000)	(49,108)	(42,155)

	$(40,417)	$(24,737)	$9,924	$(2,906)

Additions to long-lived assets
Golf clubs	$8,389	$10,312	$14,958	$28,588
Golf balls	341	1,069	835	2,770

	$8,730	$11,381	$15,793	$31,358

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. For reporting purposes, transactions conducted in foreign currencies must be translated into U.S. dollars based upon applicable foreign currency exchange rates. Fluctuations in foreign currency rates therefore can have a significant effect on the Company’s reported financial results. In general, the Company’s financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s hedging activities can mitigate but do not eliminate the effects of the foreign currency fluctuations. As a result of the overall weakening of the U.S. dollar during the first nine months of 2010 compared to the same period in 2009, the translation of foreign currency exchange rates had a positive impact on the Company’s financial results during the first nine months in 2010.

Executive Summary

Global economic conditions continued to be challenging during the third quarter and the golf industry overall did not recover in 2010 as management had anticipated at the beginning of the year. While some sectors of the economy did begin to recover in 2010, consumer spending on discretionary durable products remained constrained by high unemployment, modest income growth, lower housing wealth and tight credit markets. These unfavorable economic and industry conditions adversely affected the Company’s business, particularly in the United States and Europe, two of the Company’s largest markets, for the three and nine months ended September 30, 2010.

As a result of these unfavorable conditions, and reduced sales promotional activity, the Company’s net sales declined 8% for the third quarter of 2010 compared to the third quarter of 2009. The Company’s third quarter net sales also reflect the general seasonality of the Company’s business discussed above and the quarter to quarter fluctuations inherent in the Company’s business as the timing of sales and sales promotions between quarters can have a significant effect on the results of a particular quarter.

For the first nine months of 2010, where the timing of sales and sales promotions tends to have less effect, the Company’s net sales increased 2% compared to the same period in 2009. Although the unfavorable economic and industry conditions significantly affected sales for the first nine months of 2010, favorable foreign currency rates, an overall increase in average selling prices, and increased sales in the Company’s accessories and apparel businesses and emerging markets in China, India and Southeast Asia were able to offset the sales decline in the U.S. and Europe.

The Company’s gross margins for the third quarter of 2010 were adversely affected by increased charges relating to the Company’s initiatives targeted at improving gross margins (“Global Operations Strategy”), by negative fixed cost absorption due to lower volumes, and by certain non-cash inventory related charges as discussed further below. As a result, gross margins declined by 3 percentage points to 28% compared to 31% in the third quarter of 2009. For the first nine months of 2010, gross margins improved by 3 percentage points to 40% compared to 37% for the same period in 2009. This increase is primarily the result of favorable changes in foreign currency exchange rates, an overall increase in average selling prices, and benefits derived from the Company’s Global Operations Strategy.

During the first nine months of 2010, the Company continued its approach of managing expenses while at the same time selectively investing in its business, including the restoration in 2010 of certain employee compensation and benefits designed to retain employees that had been temporarily suspended in 2009 and investments in growth initiatives such as emerging international markets, new technology, and the Company’s soft goods and apparel business. The Company’s operating expenses as a percentage of net sales increased to 50% for the third quarter of 2010 from 45% for the third quarter of 2009 primarily due to the decline in net sales. For the first nine months of 2010 compared to the same period in 2009, the Company’s operating expenses as a percentage of net sales remained constant at 38% despite the additional investments described above and the adverse effect of changes in foreign currency rates.

The Company’s other income/expense was unfavorably impacted in the third quarter and first nine months of 2010 by net foreign currency losses. Primarily as a result of these losses, the Company recorded for the third quarter of 2010 other expense of $2.4 million compared to other income of $0.8 million for the same period in 2009, and the Company recorded for the first nine months of 2010 other expense of $5.6 million as compared to other expense of $1.0 million for the same period in 2009. The net foreign currency losses are the result of the relatively weak U.S. dollar and mark-to-market losses on forward hedge contracts.

The Company’s net loss for the third quarter of 2010 increased to $18.3 million from $13.4 million in the third quarter of 2009. The Company’s diluted loss per share increased to a loss of $0.33 per share for the third quarter of 2010 compared to a loss of $0.25 per share for the same period in 2009. The primary reasons for the third quarter loss were the decline in net sales and gross margins discussed above, which were partially offset by a favorable tax benefit due to the change in estimated annual tax rate.

The Company’s net income increased by $13.2 million to $13.5 million for the first nine months of 2010 compared to $0.3 million in 2009. The Company’s 2009 preferred stock offering adversely affected the Company’s first nine months earnings per share by approximately $0.12 per share in 2010 as compared to $0.05 per share in 2009 because the offering was completed on June 15, 2009. Despite the effect of the preferred stock offering, the Company’s fully diluted earnings per share increased $0.13 to $0.09 per share for the first nine months of 2010 compared to a loss per share of $0.04 for the same period in 2009. The primary reasons for the nine month increase in earnings were the increase in net sales and gross margins discussed above, which were partially offset by an increase in operating expenses.

Unfavorable economic and industry conditions continue to adversely affect the golf industry and that is expected to continue and to affect the Company’s fourth quarter results. The Company is therefore focused on the controllable portions of its business, including management of discretionary spending, investment in emerging markets and other key growth initiatives, and the Company’s Global Operations Strategy. These initiatives also include the reorganization of the Company’s golf club and golf ball manufacturing and distribution operations announced during the third quarter of 2010. Although these initiatives and reorganization have resulted and are expected to result in additional reductions in costs and infrastructure, given the uncertainty as to when consumer spending on golf equipment will recover, the Company intends to take action to realign the cost structure of its base business to be more commensurate with its current levels of net sales.

Three-Month Periods Ended September 30, 2010 and 2009

Net sales for the third quarter of 2010 decreased to $175.6 million compared to $190.9 million in the third quarter of 2009. The lack of stabilization of the worldwide economies and tentative nature of consumer spending continued to have a negative impact on the golf industry as well as Company’s net sales during the third quarter of 2010. The Company’s net sales by operating segment is presented below (dollars in millions):

	Three Months Ended September 30,		Growth (Decline)
	2010	2009	Dollars	Percent
Net sales
Golf clubs	$140.5	$150.0	$(9.5)	(6)%
Golf balls	35.1	40.9	(5.8)	(14)%

	$175.6	$190.9	$(15.3)	(8)%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2010	2009	Dollars	Percent
Net sales:
United States	$76.2	$93.9	$(17.7)	(19)%
Europe	23.4	27.0	(3.6)	(13)%
Japan	36.7	29.1	7.6	26%
Rest of Asia	21.5	21.0	0.5	2%
Other foreign countries	17.8	19.9	(2.1)	11%

	$175.6	$190.9	$(15.3)	(8)%

Net sales in the United States decreased $17.7 million to $76.2 million during the third quarter of 2010 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $2.4 million (3%) to $99.4 million during the third quarter of 2010 compared to the same quarter in 2009. The Company’s reported net sales in regions outside the United States in the third quarter of 2010 were favorably affected by the translation of sales in foreign currencies into U.S. dollars based upon 2010 exchange rates. If 2009 exchange rates were applied to 2010 reported sales in regions outside the United States and all other factors were held constant, net sales in such regions would have been $3.3 million less than reported in the third quarter of 2010.

For the third quarter of 2010, gross profit decreased $10.5 million to $49.1 million from $59.6 million in the third quarter of 2009. Gross profit as a percentage of net sales (“gross margin”) decreased to 28% in the third quarter of 2010 compared to 31% in the same period in 2009. The decrease in gross margin was primarily due to charges related to the Company’s Global Operations Strategy Initiatives, an increase in excess and obsolete inventory related charges and unfavorable absorption of fixed costs due to the decline in sales volume. These decreases were partially offset by reductions in costs of golf club components, a favorable shift in product sales mix, and favorable changes in foreign currency rates. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses decreased $0.7 million to $56.3 million in the third quarter of 2010 compared to $57.0 million in the comparable period of 2009. As a percentage of net sales, selling expenses increased to 32% in the third quarter of 2010 compared to 30% in the third quarter of 2009. The dollar decrease was primarily driven by reductions in advertising and promotional activities, partially offset by an increase in employee related costs, which includes the restoration of employee benefits in 2010 that had been temporarily suspended in 2009.

General and administrative expenses increased $0.9 million to $21.4 million in the third quarter of 2010 compared to $20.5 million in the comparable period of 2009. As a percentage of net sales, general and administrative expenses increased to 12% in the third quarter of 2010 compared to 11% in the third quarter of 2009. This increase was primarily due to an increase in employee related costs, which includes the restoration of employee benefits in 2010 that had been temporarily suspended in 2009, partially offset by a decrease in legal expenses.

Research and development expenses increased $1.6 million to $9.3 million in the third quarter of 2010 compared to $7.7 million in the comparable period of 2009. As a percentage of sales, research and development expenses increased to 5% in the third quarter of 2010 compared to 4% in the third quarter of 2009. This increase was primarily due to an increase in employee related costs, which includes the restoration of employee benefits in 2010 that had been temporarily suspended in 2009.

Other income (expense) decreased to other expense of $2.4 million in the third quarter of 2010 from other income of $0.8 million in the comparable period of 2009. This $3.2 million decrease was primarily attributable to net foreign currency losses from the mark-to-market of foreign currency exchange contracts in the third quarter of 2010 compared to the third quarter of 2009, partially offset by an increase in foreign currency transactional gains as well as an increase in interest income.

The effective tax rate for the third quarter of 2010 was a benefit of 54.7% compared to a benefit of 45.7% for the comparable period in 2009. The tax rate for the third quarter of 2010 was favorably impacted by a reduction in forecasted pretax income for the year resulting in a current period adjustment to true-up the year-to-date tax provision. The tax rate for the third quarter of 2009 benefited from net favorable adjustments related to the release of tax contingencies in connection with the settlement of various tax audit issues and the lapse of certain statutes of limitations.

Net loss for the third quarter of 2010 increased to $18.3 million from $13.4 million in the comparable period of 2009. Net loss allocable to common shareholders for the third quarter of 2010 and 2009 includes dividends of

$2.6 million on preferred stock (as defined in Sources of Liquidity below) as a result of the preferred stock offering that was completed late in the second quarter of 2009. Diluted losses per share increased to $0.33 per share on 64.0 million weighted average shares outstanding in the third quarter of 2010 compared to losses of $0.25 per share on 63.2 million weighted average shares outstanding in the third quarter of 2009. Diluted losses per share for the third quarter of 2010 and 2009 were negatively affected by $0.05 and $0.01 per share, respectively, related to after-tax costs incurred in connection with the Company’s Global Operations Strategy Initiatives.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2010 and 2009

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2010	2009	Dollars	Percent
Net sales:
Woods	$26.9	$35.7	$(8.8)	(25)%
Irons	48.4	49.4	(1.0)	(2)%
Putters	15.8	17.1	(1.3)	(8)%
Accessories and other	49.4	47.8	1.6	3%

	$140.5	$150.0	$(9.5)	(6)%

The $8.8 million (25%) decrease in net sales of woods to $26.9 million for the quarter ended September 30, 2010 was primarily attributable to a decrease in both sales volume and average selling prices. The decrease in sales volume was primarily due to fewer new driver models offered during 2010 compared to the same period in 2009 combined with a decrease in reorders of prior year driver models. Additionally, the Company’s prior year sales volumes were favorably impacted by a sales promotion where consumers could purchase selected fairway woods or hybrid club products for one dollar with the purchase of certain 2009 driver products. There were fewer promotional programs for woods products during 2010. The decline in driver sales volume was partially offset by an increase in sales volumes of the Company’s new hybrid products introduced during the current year. The decrease in average selling prices was primarily due to lower average selling prices on new drivers as well as price reductions taken on older driver models.

The $1.0 million (2%) decrease in net sales of irons to $48.4 million for the quarter ended September 30, 2010 was primarily attributable to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily attributable to a decrease in sales volume of the Company’s value priced irons. The increase in average selling prices was largely due to the launch of the higher priced 2010 Legacy irons during the current quarter combined with continued favorable consumer acceptance of the higher priced 2010 X Series Jaws wedges.

The $1.3 million (8%) decrease in net sales of putters to $15.8 million for the quarter ended September 30, 2010 was primarily attributable to decreases in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to a decline in sales volume of the Company’s XG putter models. The increase in average selling prices was attributable to sales of the new White Ice series of putters introduced in 2010, which had a higher average selling price than the Company’s older White Hot XG series of putters.

The $1.6 million (3%) increase in net sales of accessories and other products to $49.4 million for the quarter ended September 30, 2010 was primarily attributable to increased sales of packaged sets, which include the current year launch of the women’s Solaire line of golf clubs as well as increased sales of golf apparel under the Company’s new distribution agreement with Perry Ellis. This increase was partially offset by a decline in sales of the Company’s uPro GPS on-course measurement devices launched during the second quarter of the prior year.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2010	2009	Dollars	Percent
Net sales:
Golf balls	$35.1	$40.9	$(5.8)	(14)%

The $5.8 million decrease in net sales of golf balls to $35.1 million for the quarter ended September 30, 2010 was primarily attributable to a decline in rounds played resulting in a decrease in sales volume partially offset by a slight increase in average selling prices. The decrease in sales volume was primarily driven by decreased sales of Top-Flite value priced ball models during the third quarter of 2010 compared to the third quarter of 2009. The increase in average selling prices was largely attributable to a shift in product mix to sales of higher priced Callaway Golf ball models during the third quarter of 2010.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth (Decline)
	2010	2009	Dollars	Percent
Income (loss) before income taxes
Golf clubs	$(18.4)	$(7.5)	$(10.9)	(145)%
Golf balls	(4.6)	(4.2)	(0.4)	(10)%
Reconciling items(1)	(17.4)	(13.0)	(4.4)	(34)%

	$(40.4)	$(24.7)	$(15.7)	(64)%

(1)	Reconciling items represent the exclusion of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 16 to the Consolidated Condensed Financial Statements—“Segment Information” in this Form 10-Q.

Pretax loss in the Company’s golf clubs operating segment increased to $18.4 million for the third quarter of 2010 from $7.5 million for the comparable period in the prior year. This increased loss was primarily attributable to the decrease in net sales as discussed above, a decline in gross margin and an increase in operating expenses. The decrease in gross margin was primarily due to charges related to the Company’s Global Operations Strategy Initiatives, an increase in excess and obsolete inventory related charges primarily for older, incomplete sets of irons and residual golf apparel from the Company’s prior licensee arrangement, and unfavorable absorption of fixed costs due to the decline in golf club sales volume. These decreases were partially offset by cost savings provided by the Company’s Global Operations Strategy Initiatives, including cost reductions on club components as a result of improved product designs and sourcing of lower cost raw materials, as well as favorable changes in foreign currency rates.

Pretax loss in the Company’s golf balls operating segment increased to $4.6 million for the third quarter of 2010 from $4.2 million for the comparable period in the prior year. This increased loss was primarily attributable to a decrease in net sales as discussed above, partially offset by an improvement in gross margin due to a favorable shift in product mix to sales of higher margin Callaway Golf balls during the third quarter of 2010 compared to sales of value priced Top-Flite golf balls during the third quarter of 2009, as well as favorable changes in foreign currency rates.

The Company has continued to actively implement its Global Operations Strategy Initiatives. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed pretax charges of $4.7 million and $0.6 million, respectively, during the third quarter of 2010. During the third quarter of 2009, the Company’s golf clubs and golf balls operating segments absorbed pretax charges of $0.7 million and $0.2 million, respectively, relating to these initiatives.

Nine-Month Periods Ended September 30, 2010 and 2009

Net sales for the nine months ended September 30, 2010 increased by $17.2 million (2%) to $782.1 million compared to $764.9 million in the same period in 2009. Global economic conditions continued to be challenging during the current year and the golf industry overall did not recover in 2010 as management had anticipated at the beginning of the year. Although the unfavorable economic and industry conditions significantly affected sales volumes for the first nine months of 2010, favorable foreign currency rates and an overall increase in average selling prices, as a result of less promotional activity, were able to offset the volume decline. This increase in net sales consists of a $19.5 million increase in net sales of the Company’s golf clubs segment partially offset by a $2.3 million decrease in net sales of the Company’s golf balls segment as presented below (dollars in millions):

	Nine Months Ended September 30,		Growth (Decline)
	2010	2009	Dollars	Percent
Net sales
Golf clubs	$637.9	$618.4	$19.5	3%
Golf balls	144.2	146.5	(2.3)	(2)%

	$782.1	$764.9	$17.2	2%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2010	2009	Dollars	Percent
Net sales:
United States	$389.6	$398.9	$(9.3)	(2)%
Europe	107.1	112.5	(5.4)	(5)%
Japan	120.3	113.6	6.7	6%
Rest of Asia	70.8	58.8	12.0	20%
Other foreign countries	94.3	81.1	13.2	16%

	$782.1	$764.9	$17.2	2%

Net sales in the United States decreased $9.3 million (2%) to $389.6 million during the nine months ended September 30, 2010 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $26.5 million (7%) to $392.5 million during the first nine months of 2010 compared to the same period in 2009. The Company’s reported net sales in regions outside the United States during the first nine months of 2010 were favorably affected by the translation of foreign currency sales into U.S. dollars based upon 2010 exchange rates. If 2009 exchange rates were applied to 2010 reported sales in regions outside the United States and all other factors were held constant, net sales in such regions would have been $24.4 million less than reported during the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, gross profit increased $24.4 million to $310.0 million from $285.6 million for the comparable period of 2009. Gross profit as a percentage of net sales (“gross margin”) increased to 40% for the nine months ended September 30, 2010 compared to 37% for the same period in 2009. The increase in gross margin was primarily attributable to (i) favorable changes in foreign currency rates, (ii) lower promotional activity in 2010 compared to 2009, (iii) a favorable shift in sales mix, (iv) cost reductions on golf club components costs, and (v) a favorable shift in golf ball production to more cost efficient regions outside the United States. These increases were partially offset by price reductions taken on older golf club products, charges related to the Company’s Global Operations Strategy Initiatives and an increase in excess and obsolete inventory related charges. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses decreased $2.3 million to $201.7 million for the nine months ended September 30, 2010 from $204.0 million in the comparable period of 2009. As a percentage of net sales, selling expenses decreased to 26% during the nine months ended September 30, 2010 compared to 27% in the comparable period in 2009. The dollar decrease was primarily due to a reduction in advertising and promotional activities, partially offset by an increase in employee and consulting related costs, which includes the restoration of employee benefits in 2010 that had been temporarily suspended in 2009.

General and administrative expenses increased $5.8 million to $65.6 million for the nine months ended September 30, 2010 from $59.8 million in the comparable period of 2009. As a percentage of net sales, general and administrative expenses remained constant at 8% in both the first nine months of 2010 and 2009. The dollar increase was primarily due to an increase in employee related costs, including the restoration of employee benefits in 2010.

Research and development expenses increased $3.5 million to $27.2 million for the nine months ended September 30, 2010 from $23.7 million in the comparable period of 2009. As a percentage of sales, research and development expenses remained consistent at 3% for the first nine months of 2010 and 2009. The dollar increase was primarily due to employee related costs, which includes the restoration of employee benefits in 2010.

Other expense increased to $5.6 million for the nine months ended September 30, 2010 from $1.0 million in the comparable period in 2009. This $4.6 million increase in expense was primarily attributable to a decrease in net foreign currency transaction gains combined with an increase in net foreign currency losses from the mark-to-market of foreign currency exchange contracts in the first nine months of 2010 as compared to the first nine months of 2009. These losses were partially offset by an increase in interest income.

The effective tax rate for the nine months ended September 30, 2010 was a benefit of 35.5% on pretax income of $9.9 million compared to a benefit of 110.2% on a pretax loss of $2.9 million for the comparable period in 2009. For the nine months ended September 30, 2010, a net tax benefit was recorded on pretax income as a result of a reduction in forecasted pretax income for 2010, which resulted in an adjustment to true-up the year-to-date tax provision. The tax rate for 2009 was favorably impacted by certain discrete tax items, including the lapse of state statutes of limitation for prior tax years and various audit settlements. These discrete items had a significant impact on the effective tax rate as a result of the low level of pre-tax loss reported for the nine months ended September 30, 2009.

Net income for the first nine months of 2010 increased to $13.5 million from $0.3 million in the comparable period of 2009. Net income allocable to common shareholders for the first nine months of 2010 and 2009 includes a reduction of $7.9 million and $3.1 million, respectively, for dividends on preferred stock (as defined in Sources of Liquidity below). Diluted earnings per share increased to $0.09 per share on 64.3 million weighted average shares outstanding in the first nine months of 2010 compared to diluted losses per share of $0.04 on 63.1 million weighted average shares outstanding in the comparable period of 2009. Diluted earnings and losses per share for the nine months ended September 30, 2010 and 2009, respectively, were negatively affected by $0.07 and $0.04, respectively, related to after-tax costs incurred in connection with the Company’s Global Operations Strategy Initiatives. In addition, net income and diluted losses per share for the nine months ended

September 30, 2009 were negatively affected by after tax charges of $1.8 million ($0.03 per share) as a result of the workforce reductions announced in April 2009.

Golf Clubs and Golf Balls Segments Results for the Nine Months Ended September 30, 2010 and 2009

Golf Clubs Segment

Net sales information by product category is summarized as follows (in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2010	2009	Dollars	Percent
Net sales:
Woods	$184.7	$191.6	$(6.9)	(4)%
Irons	177.0	186.8	(9.8)	(5)%
Putters	87.4	71.2	16.2	23%
Accessories and other	188.8	168.8	20.0	12%

	$637.9	$618.4	$19.5	3%

The $6.9 million (4%) decrease in net sales of woods to $184.7 million for the nine months ended September 30, 2010 was primarily attributable to a decrease in both sales volume and average selling prices. The decrease in sales volume was primarily due to decreased sales of drivers partially offset by an increase in sales of fairway woods compared to the same time period in the prior year. Additionally, the Company’s prior year sales volumes were favorably impacted by a sales promotion where consumers could purchase selected fairway woods or hybrid club products for one dollar with the purchase of certain 2009 driver products. There were fewer promotional programs for woods products in 2010. The decrease in average selling prices was primarily due to lower average selling prices of Fusion Technology drivers launched during the current year compared to similar models launched during the same period of the prior year as well as price reductions taken on older driver models.

The $9.8 million (5%) decrease in net sales of irons to $177.0 million for the nine months ended September 30, 2010 was primarily attributable to a decrease in sales volume partially offset by a slight increase in average selling prices. The decrease in sales volume was primarily attributable to the later timing of iron models launched in the first half of 2010 compared to the same period in the prior year. The Company launched its X-24 Hot irons in May of 2010 and therefore did not benefit from a full nine months worth of sales compared to nine months of sales of the X-22 irons during 2009. This decrease was partially offset by increased sales of the Company’s current year Diablo Edge irons compared to sales of the Diablo irons launched in 2009.

The $16.2 million (23%) increase in net sales of putters to $87.4 million for the nine months ended September 30, 2010 was primarily attributable to increases in both sales volume and average selling prices. The increase in sales volume was primarily due to an increase in putter models offered during the first nine months of 2010 compared to the same period in 2009. The increases in sales volume and average selling prices were also attributable to sales of the new White Ice series of putters introduced in 2010, which outpaced the decline in sales of the older White Hot XG series of putters. In addition, average selling prices were favorably affected by the current year launch of the premium Black Series iX line of putters as well as the current year launch of the Backstryke putter models, which were introduced at higher prices compared to the models launched during the comparable period in 2009.

The $20.0 million (12%) increase in net sales of accessories and other products to $188.8 million for the nine months ended September 30, 2010 was primarily attributable to: (i) increased sales of packaged sets, which include the current year launch of the women’s Solaire line of golf clubs; (ii) increased sales of golf apparel under the Company’s new distribution agreement with Perry Ellis International compared to licensing revenues recognized during the nine months ended September 30, 2009 under the former agreement with the Company’s prior licensee; and (iii) increased sales of golf bags.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2010	2009	Dollars	Percent
Net sales:
Golf balls	$144.2	$146.5	$(2.3)	(2)%

The $2.3 million (2%) decrease in net sales of golf balls to $144.2 million for the nine months ended September 30, 2010 was primarily due to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was driven by a decline in sales of the Company’s moderately priced Callaway Golf HX ball models. The increase in average selling prices was generated by a shift in product mix to sales of more premium lines of golf balls during the first nine months of 2010 compared to the same period of the prior year.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth (Decline)
	2010	2009	Dollars	Percent
Income (loss) before provision for income taxes
Golf clubs	$56.0	$46.1	$9.9	21%
Golf balls	3.0	(6.9)	9.9	NM
Reconciling items(1)	(49.1)	(42.1)	(7.0)	(17)%

	$9.9	$(2.9)	$12.8	NM

(1)	Amounts shown represent corporate general and administration expenses and other income (expenses) not utilized by management in determining segment profitability. For further information on segment reporting see 16 to the Consolidated Condensed Financial Statements—“Segment Information” in this Form 10-Q.

Pretax income in the Company’s golf clubs operating segment increased to $56.0 million for the nine months ended September 30, 2010 from $46.1 million for the comparable period in 2009. The increase in the golf clubs operating segment pretax income was primarily attributable to an increase in net sales as discussed above combined with an increase in gross margin, partially offset by an increase in operating expenses. The increase in gross margin was primarily due to (i) favorable changes in foreign currency rates; (ii) a decrease in golf club promotional activity in 2010 compared to 2009; (iii) a favorable shift in product mix within the putters product category; and (iv) cost savings provided by the Company’s Global Operations Strategy Initiatives, including cost reductions on club components as a result of improved product designs and sourcing of lower cost raw materials. These increases were partially offset by (i) price reductions taken on older club products in 2010, (ii) an unfavorable shift in product mix within irons products; (iii) charges related to the Company’s Global Operations Strategy Initiatives, and (iv) an increase in excess and obsolete inventory related charges primarily for older, incomplete sets of irons and residual golf apparel from the Company’s prior licensee arrangement.

Pretax income in the Company’s golf balls operating segment increased to pretax income of $3.0 million for the nine months ended September 30, 2010 from a pretax loss of $6.9 million for the comparable period in 2009. This increase was primarily due to an increase in net sales as discussed above combined with an increase in gross margin and a decrease in operating expenses. The increase in gross margin was primarily a result of favorable changes in foreign currency rates, cost savings provided by the Company’s Global Operations Strategy Initiatives, including a favorable shift in golf ball production to more cost efficient regions outside the United

States, as well as a favorable shift in product mix as a result of sales of higher margin Callaway Golf balls in the first nine months of 2010 compared to sales of value priced Top-Flite golf balls in the comparable period of 2009.

The Company has continued to actively implement its Global Operations Strategy Initiatives. As a result of these initiatives, the Company’s golf clubs and golf balls operating segments absorbed pretax charges of $6.8 million and $0.9 million, respectively, during the first nine months of 2010, and $3.2 million and $1.1 million, respectively, during the comparable period in 2009. In addition, in connection with the workforce reductions announced in April 2009, the Company recorded pretax charges of $2.8 million during the nine months ended September 30, 2009, of which $2.2 million and $0.6 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively.

Financial Condition

The Company’s cash and cash equivalents increased $32.6 million to $110.9 million as of September 30, 2010, from $78.3 million as of December 31, 2009 due to the general seasonality of the Company’s business. Generally, during the first quarter, the Company will rely more heavily on its credit facility to fund operations as cash inflows from operations begin to increase during the second and third quarters as a result of cash collections from customers. During the nine months ended September 30, 2010, the Company generated cash from operating activities of $55.9 million. A portion of this cash was used to fund $15.4 million in capital expenditures and $9.8 million in dividend payments during the nine month period.

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of September 30, 2010, the Company’s net accounts receivable increased $12.6 million to $152.4 million from $139.8 million as of December 31, 2009. The increase in accounts receivable reflects the general seasonality of the business. The Company’s net accounts receivable remained relatively flat at September 30, 2010 compared to the Company’s net accounts receivable as of September 30, 2009.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are typically at their lowest during the third quarter. However, during the current year the Company’s net inventory increased $10.7 million to $229.9 million as of September 30, 2010 compared to $219.2 million as of December 31, 2009 and increased by $31.1 million as of September 30, 2010 compared to September 30, 2009. This increase in inventory levels is to support the earlier timing of the launch of certain new products in November compared to the prior year. Net inventories as a percentage of the trailing twelve months net sales increased to 23.7% as of September 30, 2010 compared to 21.2% as of September 30, 2009.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s primary credit facility is a $250.0 million Line of Credit with a syndicate of eight banks under the terms of the November 5, 2004 Amended and Restated Credit Agreement (as subsequently amended, the “Line of Credit”). The Line of Credit expires February 15, 2012.

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

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended September 30, 2010, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on September 30, 2010, was $93.6 million. As of September 30, 2010, the Company had no outstanding borrowings under the Line of Credit and had $110.9 million of cash and cash equivalents. As of September 30, 2010, the Company remained in compliance with the consolidated leverage ratio as well as with the interest coverage ratio covenants. Because the Company remained in compliance within these financial covenants, as of October 1, 2010, the Company had access to the full $250.0 million under the Line of Credit.

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of September 30, 2010, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

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

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2.2 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $0.4 million as of September 30, 2010, of which $0.3 million was included in other current assets and $0.1 million in other long-term assets in the accompanying consolidated condensed balance sheet.

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

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of September 30, 2010 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations(1)	$94.6	$46.1	$37.4	$11.1	$—
Operating leases (2)	39.3	12.0	15.4	5.8	6.1
Uncertain tax contingencies(3)	9.4	0.1	0.2	5.2	3.9
Nonqualified deferred compensation plan(4)	3.1	3.1	—	—	—

Total	$146.4	$61.3	$53.0	$22.1	$10.0

(1)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(2)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under noncancelable operating leases.
(3)	Amount represents total uncertain income tax positions related to the adoption of FASB ASC 740 “Accounting for Income Taxes.” For further discussion see Note 5 to the Consolidated Condensed Financial Statements—“Income Taxes” in this Form 10-Q.
(4)	The Company has an unfunded, nonqualified deferred compensation plan that is backed by Company-owned life insurance policies. As of October 1, 2009, the Company announced the termination of the plan. In December 2009, a portion of the plan assets were liquidated and distributed to its participants. The remaining plan assets will be liquidated and distributed in October 2010. The plan had been offered to its officers, certain other employees and directors, and allowed participants to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. At September 30, 2010, the cash surrender value of the Company-owned life insurance related to deferred compensation was $3.5 million and was included in other current assets. The liability for the deferred compensation at September 30, 2010 was $3.1 million and was included in accrued employee compensation and benefits.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of two standby letters of credit as security for contingent liabilities under certain workers’ compensation insurance policies and as collateral for a loan issued to Golf Entertainment International Limited (see Note 9 “Investments” to the Consolidated Condensed Financial Statements). In addition, in connection with the uPlay acquisition in December 2008, the Company could be required to pay an additional purchase price of up to $10.0 million based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to these types of contingent obligations have not been material to the Company’s financial position. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended September 30, 2010 was not material to the Company’s financial position, results of operations or cash flows.

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

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $25.0 million to $30.0 million for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

During the fourth quarter of 2006, the Company made an investment in Golf Entertainment International Limited (“GEI”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company acquired Preferred Shares of GEI for approximately $10.0 million. The Company accounts for this investment under the cost method in accordance with ASC 325 “Investments—Other” and reflected the investment balance in other long-term assets in the consolidated condensed balance sheets as of September 30, 2010 and December 31, 2009 included in this Form 10-Q. In April 2010, the Company entered into an arrangement to provide collateral in the form of a letter of credit up to $8.0 million for a loan that was issued to GEI.

In addition, at September 30, 2010, the Company had total outstanding commitments on non-cancelable operating leases of approximately $39.3 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 9 years expiring at various dates through February 2018, with options to renew at varying terms.

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

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies) (see Note 15 “Derivatives and Hedging” to the Notes to Consolidated Financial Statements). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts (“foreign currency exchange contracts”) to hedge transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars, Australian Dollars and Korean Won. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.

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

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At September 30, 2010 and December 31, 2009, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $265.6 million and $101.7 million, respectively. At September 30, 2010 and December 31, 2009, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2010 through its foreign currency exchange contracts.

The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $19.1 million at September 30, 2010. The portion of the estimated loss associated with foreign currency exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $19.1 million at September 30, 2010 and would impact earnings. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2010, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information set forth in Note 12 “Commitments and Contingencies,” to the consolidated condensed financial statements included in Part I, Item 1, of this Quarterly Report, is incorporated herein by this reference.

Item 1A.	Risk Factors

Certain Factors Affecting Callaway Golf Company

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2009, a description of certain risks and uncertainties that could affect the Company’s business, future performance, or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2009, with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

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

During the three months ended September 30, 2010, the Company repurchased 3,000 shares of its common stock at an average cost per share of $6.71 under the November 2007 repurchase program. The Company acquired these shares to satisfy the Company’s tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. As of September 30, 2010, the Company remained authorized to repurchase up to an additional $75.2 million of its common stock under this program.

The following table summarizes the purchases by the Company under its repurchase program during the third quarter of 2010 (in thousands, except per share data):

	Three Months Ended September 30, 2010
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
July 1, 2010—July 31, 2010	—	$—	—	$75,194
August 1, 2010—August 31, 2010	2	6.59	2	75,182
September 1, 2010—September 30, 2010	1	6.99	1	75,176

Total	3	$6.71	3	$75,176

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (File No. 1-10962).

3.2	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (File No. 1-10962).

3.3	Amended and Restated Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 5, 2010 (File No. 1-10962).

4.1	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (File No. 1-10962).

4.2	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (File No. 1-10962).

4.4	Registration Rights Agreement, dated June 15, 2009, between the Company and Lazard Capital Markets LLC, incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3, as filed with the Commission on September 10, 2009 (File No. 333-161848).

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Senior Executive Vice President and Chief Financial Officer

Date: October 29, 2010

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