Form 10-K
period 2010-12-31
CALLAWAY GOLF CO
filed 2011-03-01
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the Registrant’s common stock held by nonaffiliates of the Registrant was $383,577,182 based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers, shares held in treasury, and shares held by the Company’s grantor stock trust without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.

As of January 31, 2011, the number of shares of the Registrant’s common stock and preferred stock outstanding was 64,324,498 and 1,400,000, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“Commission”) pursuant to Regulation 14A in connection with the Registrant’s 2011 Annual Meeting of Shareholders, which is scheduled to be held on May 18, 2011. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2010.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results, or performance, including statements relating to future economic, market, or golf industry conditions, future benefits from the Company’s investments in its business, and improved 2011 operational performance and financial results, future cash flows and liquidity and future cost alignment actions, as well as estimated unrecognized stock compensation expense, unrecognized tax benefits, projected capital expenditures, future contractual obligations, the Company’s business outlook for 2011, the realization of deferred tax assets, including loss and credit carryforwards and estimated charges related to the Company’s restructuring of its global operations are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in economic conditions, credit markets, or foreign currency exchange rates, the level of promotional activity in the marketplace, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including those affecting the implementation of the Company’s cost alignment initiatives or initiatives targeted at improving gross margins, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in this report, as well as the Company’s other reports on Forms 10-Q and 8-K subsequently filed with the Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

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

Today, the Company, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls, and also sells golf accessories (such as GPS range finders, golf bags, gloves, footwear, apparel, headwear, eyewear, towels and umbrellas) under the Callaway Golf, Odyssey, Top-Flite, Ben Hogan, and uPro brand names. The Company generally sells its products to retailers, directly and through its wholly-owned subsidiaries, and to third-party distributors. The Company sells pre-owned golf products through its website, www.callawaygolfpreowned.com. In addition, the Company has an online store where consumers can place an order for Callaway Golf, Top-Flite, Ben Hogan and Odyssey products through its website Shop.CallawayGolf.com. The Company also licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf and lifestyle products, including apparel, rangefinders, practice aids and travel gear. The Company’s products are sold in the United States and in over 100 countries around the world.

Financial Information about Segments and Geographic Areas

Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 19 to the Company’s Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008 (“Consolidated Financial Statements”), which note is incorporated herein by this reference and is included as part of Item 8—“Financial Statements and Supplementary Data.”

Products

The Company designs, manufactures and sells high quality golf clubs and golf balls, and designs and sells golf accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s products are designed for golfers of all skill levels, both amateur and professional, and are generally designed to conform to the Rules of Golf as published by the United States Golf Association (“USGA”) and the R&A Rules Limited (the “R&A”). For further discussion on certain risks associated with product design and development, see below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

The following table sets forth the contribution to net sales attributable to the principal product groups for the periods indicated:

	Year Ended December 31,
	2010		2009(1)		2008
	(Dollars in millions)
Drivers and fairway woods	$225.4	23%	$222.6	23%	$268.3	24%
Irons	223.8	23%	232.9	25%	308.5	28%
Putters	106.2	11%	98.1	10%	101.7	9%
Golf balls	176.5	18%	178.5	19%	223.1	20%
Accessories and other	235.8	25%	218.7	23%	215.6	19%

Net sales	$967.7	100%	$950.8	100%	$1,117.2	100%

(1)	Certain costs associated with gift card promotions have been reclassified from accessories and other into the applicable product categories to conform with the current period presentation. The Company’s gift card promotions during 2008 did not have a material impact to the Company’s results of operations and therefore, the amounts presented for 2008 were not impacted by this reclassification.

For a discussion regarding the changes in net sales for each product group from 2010 to 2009 and from 2009 to 2008, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.

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

Irons. This product category includes sales of the Company’s irons and wedges, which are sold under the Callaway Golf, Top-Flite and Ben Hogan brands. The Company’s irons are generally made of metal (either titanium, steel or special alloy) or a composite material (a combination of metal and polymer materials). The

Company’s products compete at various price levels in the irons category. In general, the Company’s composite metal, titanium and special alloy irons sell at higher price points than its steel irons. The Company’s irons are available in a variety of designs, shafts and other specifications to accommodate the preferences and skill levels of all golfers.

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

Accessories and Other. This product category includes sales of golf bags, golf gloves, golf footwear, GPS on-course range finders, golf and lifestyle apparel, packaged club sets, headwear, towels, umbrellas, eyewear and other accessories, as well as sales of pre-owned products through Callaway Golf Interactive, Inc. Additionally, this product category includes royalties from licensing of the Company’s trademarks and service marks on products such as golf and lifestyle apparel, watches, travel gear, rangefinders and practice aids.

Product Design and Development

Product design at the Company is a result of the integrated efforts of its brand management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created a work environment in which new ideas are valued and explored. In 2010, 2009 and 2008, the Company invested $36.4 million, $32.2 million and $29.4 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new products.

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

Manufacturing

The Company has been actively implementing its global operations strategy targeted at improving the Company’s gross margins (the “Global Operations Strategy”). In connection with this initiative, the Company has moved some of its production capabilities for both golf clubs and golf balls to other locations and to third parties outside the United States in order to meet regional demand and reduce costs. As of December 31, 2010, approximately 60% of the Company’s golf club and golf ball production volume was generated at third-party sites outside of the United States. During the third quarter of 2010, the Company announced the restructuring of its golf club and golf ball manufacturing and distribution operations, which resulted in the reorganization of the Company’s manufacturing and distribution centers located in Carlsbad, California, Toronto, Canada, and Chicopee, Massachusetts, the use of third-party logistics in Dallas, Texas and Toronto, Canada, as well as the establishment of a new production facility in Monterrey, Mexico. This restructuring is designed to add speed and flexibility to customer service demands, optimize efficiencies, and facilitate long-term gross margin improvements. It is estimated that this restructuring will be substantially complete by the end of 2011. The Company intends to maintain limited golf club and golf ball manufacturing and distribution facilities in Carlsbad, California and Chicopee, Massachusetts, respectively.

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

Sales and Marketing

Sales in the United States

Approximately 48% of the Company’s net sales were derived from sales within the United States in 2010, and approximately 50% of net sales in both 2009 and 2008. The Company primarily sells to both on- and off-course golf retailers and sporting goods retailers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. The Company also sells certain products to mass merchants. On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 6% of the Company’s consolidated revenues in 2010 and 2009 and 5% in 2008. On a segment basis, the golf ball customer base is more concentrated than the golf club customer base. In 2010, the top five golf ball customers accounted for approximately 22% of the Company’s total consolidated golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

Sales of the Company’s products in the United States are made and supported by full-time regional field representatives and in-house sales and customer service representatives. Most regions in the United States are covered by both a field representative and a dedicated in-house sales representative who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits. In addition to these sales representatives, the Company also has dedicated in-house customer service representatives.

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

The Company also has a separate team of club fitting specialists who focus on the Company’s custom club sales. Custom club sales are generated primarily from the utilization of the Company’s club fitting programs such as performance centers, which utilize high speed cameras and precision software to capture relevant swing data. All performance centers are also equipped with custom fitting systems, which enable golfers to experiment with an extensive variety of clubhead and shaft combinations based on the golfers’ individual swing in order to find the set of golf clubs that fits their personal specifications. The Optifit Fitting System is also utilized by participating on-and off-course retail stores. In addition, the Company utilizes iron and wood fitting carts as well as tour fitting vans with club fitting and building capabilities. Club fittings are performed by golf professionals who are specifically trained to fit golfers of all abilities into custom-fitted clubs. The Company believes that offering golfers the opportunity to increase performance with custom club specifications increases sales and promotes brand loyalty.

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

Sales Outside of the United States

Approximately 52% of the Company’s net sales were derived from sales for distribution outside of the United States in 2010, and approximately 50% of net sales in both 2009 and 2008. The Company does business (either directly or through its subsidiaries and distributors) in more than 100 countries around the world. The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will continue to be an important element in the future growth and success of the Company.

The majority of the Company’s international sales are made through its wholly-owned subsidiaries located in Europe, Japan, Canada, Korea, Australia, China, India, Malaysia and Thailand. In addition to sales through its subsidiaries, the Company also sells through distributors in over 60 foreign countries, including Singapore, Indonesia, Hong Kong, Taiwan, the Philippines, South Africa, Argentina and various countries in South America. Prices of golf clubs and balls for sales by distributors outside of the United States generally reflect an export pricing discount to compensate international distributors for selling and distribution costs. A change in the Company’s relationship with significant distributors could negatively impact the volume of the Company’s international sales.

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

Sales of Pre-Owned/Outlet Golf Clubs and Online Store

The Company sells certified pre-owned golf products in addition to golf and lifestyle apparel and golf-related accessories through its websites, www.callawaygolfpreowned.com and www.callawaygolfoutlet.com. The Company generally acquires the pre-owned products through the Company’s Trade In! Trade Up! program, which gives golfers the opportunity to trade in their used Callaway Golf clubs and certain competitor golf clubs at authorized Callaway Golf retailers or through the Callaway Golf Pre-Owned website for credit toward the purchase of new or pre-owned Callaway Golf equipment. The website for this program is www.tradeintradeup.com.

The Company also offers the full line of Callaway Golf, Top-Flite and Odyssey products, including drivers, fairway woods, hybrids, irons, putters, golf balls, footwear, eyewear, golf and lifestyle apparel and golf-related accessories, including uPro GPS on-course range finders, through its website Shop.CallawayGolf.com.

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

In addition, the Company establishes relationships with professional golfers in order to promote the Company’s products. The Company has entered into endorsement arrangements with members of the various professional golf tours to promote the Company’s golf club and golf ball products as well as golf bags, golf and lifestyle apparel, golf footwear, GPS on-course devices and various golf accessories. For certain risks associated with such endorsements, see below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Competition

The golf club markets in which the Company competes are highly competitive and are served by a number of well-established and well-financed companies with recognized brand names. With respect to drivers, fairway woods and irons, the Company’s major competitors are TaylorMade, Ping, Acushnet (Titleist brand), Puma (Cobra brand), SRI Sports Limited (Cleveland and Srixon brands), Mizuno, Bridgestone and Nike. For putters, the Company’s major competitors are Titleist, Ping and TaylorMade. In addition, the Company also competes with SRI Sports Limited (Dunlop and XXIO brands) and Yamaha among others in Japan and throughout Asia. The Company believes that it is the leader, or one of the leaders, in every golf club market in which it competes.

The golf ball business is also highly competitive. There are a number of well-established and well-financed competitors, including Acushnet (Titleist and Pinnacle brands), SRI Sports Limited (Dunlop and Srixon brands), Bridgestone (Bridgestone and Precept brands), Nike, TaylorMade and others. These competitors compete for market share in the golf ball business, with Acushnet having a market share of over 50% of the golf ball business in the United States and a leading position in certain other regions outside the United States. The Company’s golf ball products continue to be well received by both professional and amateur golfers alike, and continue to receive a significant degree of usage on the major professional golf tours and maintained the number two position on the PGA Tour in 2010. In addition, the Company shared the number two position in U.S. golf ball revenue market share with Bridgestone in 2010.

For both golf clubs and golf balls, the Company generally competes on the basis of technology, quality, performance, customer service and price. In order to gauge the effectiveness of the Company’s response to such factors, its management receives and evaluates Company-generated market research for U.S. and foreign markets, as well as periodic public and customized market research from Golf Datatech for U.S. and U.K. markets, and from GfK Group for the market in Japan.

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

The Company adheres to all applicable Environmental Laws and takes action as necessary to comply with these laws. The Company maintains an environmental and safety program and employs two full-time senior environmental engineers at its Carlsbad, California facility and an environmental, health and safety manager at its Chicopee, Massachusetts facility as well as at its Monterrey, Mexico facility. The environmental and safety program includes obtaining environmental permits as required, capturing and appropriately disposing of any waste by-products, tracking hazardous waste generation and disposal, air emissions, safety situations, material safety data sheet management, storm water management and recycling, and auditing and reporting on its compliance.

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

Sustainability

The Company believes it is important to conduct its business in an environmentally, economically, and socially sustainable manner. In this regard, the Company has implemented an environmental sustainability initiative which focuses on key performance indicators and business objectives, including reductions of volatile organic compound (VOC) emissions, reductions of hazardous waste, reductions in water usage, improved recycling and expansion of its Green Chemistry initiative which involves the elimination or reduction of undesirable chemicals and solvents in favor of chemically similar functional alternatives. These efforts cross divisional lines and are visible in the following areas within the Company. These programs are routinely monitored through metrics reporting and reviewed by senior management.

•

Facilities through the Cool Planet Project (a partnership with the Company’s local utility company designed to encourage large industrial customers to install energy efficiency projects in return for cost effective, user-friendly assistance to measure and further reduce greenhouse gas emissions);

•	Manufacturing through automation and waste minimization;

•	Product development through design efficiency and specification of environmentally preferred substances;

•	Logistics improvements and packaging minimization; and

•	Supply chain management through Social, Safety, and Environmental Responsibility audits of suppliers.

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

Intellectual Property

The Company is the owner of approximately 3,200 U.S. and foreign trademark registrations and over 2,500 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Item 3—“Legal Proceedings” below and in Note 17 to the Company’s Consolidated Financial Statements, “Commitments and Contingencies—Legal Matters.”

The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. See below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Licensing

The Company from time to time, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf and lifestyle apparel, watches, travel gear, rangefinders and practice aids. With respect to its line of golf and lifestyle apparel, the Company has current licensing arrangements with Sanei International Co., Ltd. for a complete line of men’s and women’s apparel for distribution in Japan, Korea, China and other Asian Pacific countries, and Perry Ellis International for a complete line of men’s and women’s apparel for distribution in the United States, Canada and Mexico.

In addition to apparel, the Company has also licensed its trademarks to, among others, (i) IZZO Golf for practice aids, (ii) TRG Accessories, LLC for a collection primarily consisting of travel gear, (iii) Nikon Vision Co., Ltd. for rangefinders, (iv) Sweda Company, LLC for a collection of padfolios, pens and other gift items for the corporate market, and (v) Walman Optical, for a line of prescription Callaway eyewear. In addition, the Company designs and sells its own line of footwear and eyewear, and has entered into buying service agreements with Advanced Manufacturing Group Ltd. for footwear and MicroVision Optical Inc. for eyewear.

Employees

As of December 31, 2010, the Company and its subsidiaries had approximately 2,100 full-time and part-time employees. This number was reduced from 2,300 full-time and part-time employees as of December 31, 2009, in part due to the Company’s restructuring of its golf club and golf ball manufacturing and distribution operations, which was announced during the third quarter of 2010, as well as cost reduction initiatives intended to mitigate the negative impacts of the economy on the Company’s results of operations. These reductions were offset by an increase in personnel as a result of the Company’s efforts to expand operations in regions outside the United States. The Company also employs temporary workers as the business requires.

The Company’s golf ball manufacturing employees in Chicopee, Massachusetts, are unionized and are covered under a collective bargaining agreement, which expires on September 30, 2011. In addition, certain of the Company’s production employees in Canada and Australia are also unionized. The Company considers its employee relations to be good.

Executive Officers of the Registrant

Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
George Fellows	68	President and Chief Executive Officer, Director
Steven C. McCracken	60	Senior Executive Vice President and Chief Administrative Officer
Bradley J. Holiday	57	Senior Executive Vice President and Chief Financial Officer
David A. Laverty	53	Senior Vice President, Operations
Thomas T. Yang	58	Senior Vice President, International
Jeffrey M. Colton	38	Senior Vice President, U.S.

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

Steven C. McCracken is Senior Executive Vice President and Chief Administrative Officer of the Company and has served in such capacity since October 2005. He previously served as Senior Executive Vice President, Chief Legal Officer and Secretary from August 2000 until October 2005. He served as Executive Vice President, Licensing and Chief Legal Officer from April 1997 to August 2000. He has served as an Executive Vice President since April 1996 and served as General Counsel from April 1994 to April 1997. He served as Vice President from April 1994 to April 1996. He served as Secretary from April 1994 to December 2008. Prior to joining the Company, Mr. McCracken was a partner at Gibson, Dunn & Crutcher LLP for 11 years, and had been in the private practice of law for over 18 years. During a portion of that period, he provided legal services to the Company. Mr. McCracken serves on the boards of Pro Kids Golf Academy and Learning Center (First Tee of San Diego) and Top Golf International, Inc. (in which the Company has a minority interest investment) and is Chair of the U.S. Golf Manufacturers Council. Mr. McCracken received a B.A., magna cum laude, from the University of California at Irvine and a J.D. from the University of Virginia.

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

Thomas T. Yang is Senior Vice President, International and has served in such capacity since joining the Company in July 2006. Until July 2006, Mr. Yang served as Senior Vice President of Global Consumer Products, International for Starbucks Corporation, a position he held for the last 16 months of the nearly five years he worked for Starbucks. He also previously served in international roles for Coca Cola, Proctor & Gamble and the Clorox Company. Mr. Yang serves on the University of San Diego Business School Board of Advisors and Gemological Institute of America Board of Governors. He graduated from the University of Colorado with a B.S. in Marketing and has a Masters of International Management from the American Graduate School of International Management (Thunderbird) in Arizona.

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

Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2011 Annual Meeting of Shareholders. In addition, copies of the employment agreements are included as exhibits to this report.

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

Certain Factors Affecting Callaway Golf Company

The Company’s business, operations and financial condition are subject to various risks and uncertainties. We urge you to carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including those risks set forth under the heading entitled “Important Notice to Investors,” and in other documents that the Company files with the U.S. Securities and Exchange Commission, before making any investment decision with respect to the Company’s securities. If any of the risks or uncertainties actually occur or develop, the Company’s business, financial condition, results of operations and future growth prospects could be adversely affected. Under these circumstances, the trading prices of the Company’s securities could decline, and you could lose all or part of your investment in the Company’s securities.

Unfavorable economic conditions could have a negative impact on consumer discretionary spending and therefore reduce sales of the Company’s products.

The Company sells golf clubs, golf balls and golf accessories. These products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxes, and consumer confidence in future economic conditions. Purchases of the Company’s products could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. A significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in the Company’s international markets, could result in reduced sales of the Company’s products, which could have a negative impact on the Company’s results of operations, financial condition and cash flows.

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

The Company has significant international sales and purchases, and unfavorable changes in foreign currency exchange rates could significantly affect the Company’s results of operations.

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

The Company’s primary credit facility is comprised of a $250.0 million Line of Credit with a syndicate of eight banks under the terms of the November 5, 2004, Amended and Restated Credit Agreement (as subsequently amended, the “Line of Credit”). The Line of Credit expires on February 15, 2012 and provides for revolving loans of up to $250.0 million, although actual borrowing availability can be effectively limited by the financial covenants contained therein, including a maximum consolidated leverage ratio and a minimum interest coverage ratio. Both the maximum consolidated leverage ratio and minimum interest coverage ratio are based in part upon the Company’s trailing four quarters’ earnings before interest, income taxes, depreciation and amortization, as well as other non-cash expense and income items as defined in the agreement governing the Line of Credit (“adjusted EBITDA”).

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

The Company relies on its Line of Credit to provide additional liquidity and if the Company could not replace its Line of Credit upon expiration, the Company’s liquidity would be significantly adversely affected.

The Company’s Line of Credit expires on February 15, 2012. The Company expects to be able to replace its Line of Credit on or before its expiration. If due to the economic environment, the Company’s performance or financial condition, or other factors the Company is unable to obtain replacement financing at a reasonable cost and in a timely manner, the Company’s liquidity would be significantly adversely affected and the Company’s business, operating results, financial condition and ability to make any dividend or other payments on the Company’s capital stock, would be significantly adversely affected.

If the Company is unable to successfully manage the frequent introduction of new products that satisfy changing consumer preferences, it could adversely impact its financial performance and prospects for future growth.

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

These marketplace conditions raise a number of issues that the Company must successfully manage. For example, the Company must properly anticipate consumer preferences and design products that meet those preferences while also complying with significant restrictions imposed by the Rules of Golf (see further discussion of the Rules of Golf below) or its new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, the Company’s R&D and supply chain groups face constant pressures to design, develop, source and supply new products that perform better than their predecessors—many of which incorporate new or otherwise untested technology, suppliers or inputs. Third, for new products to generate equivalent or greater revenues than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in the Company’s own inventory. Should the Company not successfully manage all of the risks associated with this rapidly moving marketplace, the Company’s results of operations, financial condition and cash flows could be significantly adversely affected.

A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect the Company’s sales.

The Company generates substantially all of its revenues from the sale of golf-related products, including golf clubs, golf balls and golf accessories. The demand for golf-related products in general, and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. If golf participation or the number of rounds of golf played decreases, sales of the Company’s products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline.

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

In order for the Company to significantly grow its sales of golf clubs or golf balls, the Company must either increase its share of the market for golf clubs or balls, or the market for golf clubs or balls must grow. The Company already has a significant share of worldwide sales of golf clubs and golf balls. Therefore, opportunities for additional market share may be limited. The Company also believes that overall dollar volume of the worldwide market for golf equipment sales has declined over the past two years. In the future, the overall dollar volume of worldwide sales of golf clubs or golf balls may not grow or may continue to decline.

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

A significant disruption in the operations of the Company’s golf club assembly and golf ball manufacturing and assembly facilities could have a material adverse effect on the Company’s sales, profitability and results of operations.

A significant amount of the Company’s golf club products are assembled at and shipped from its facilities in Carlsbad, California and a significant amount of the Company’s golf ball products are manufactured at and shipped from its facilities in Chicopee, Massachusetts. During the third quarter of 2010, the Company announced its plans to move most of the golf club assembly and golf ball manufacturing and assembly operations to its new facilities in Mexico. This transition could result in a significant disruption to the operation of these facilities, which could substantially disrupt the Company’s global supply chain coordination for the relevant golf club or golf ball business segment, including damage to inventory at the respective facilities. In addition, the Company could incur significantly higher costs and longer delivery times associated with fulfilling orders and distributing product. As a result, a significant disruption at any of the Company’s golf club or golf ball manufacturing facilities as a result of the transition of the facilities to Mexico or otherwise could adversely affect the Company’s sales, profitability and results of operations.

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

The Company uses United Parcel Service (“UPS”) for substantially all ground shipments of products to its U.S. customers. The Company uses air carriers and ocean shipping services for most of its international shipments of products. Furthermore, many of the components the Company uses to build its golf clubs, including clubheads and shafts, are shipped to the Company via air carrier and ship services. The Company’s inbound and outbound shipments are particularly dependent upon air carrier facilities at Los Angeles International Airport and ship service facilities at the Port of Los Angeles (Long Beach). If there is any significant interruption in service by such providers or at other significant airports or shipping ports, the Company may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver its products or components in a timely and cost-efficient manner. As a result, the Company could experience manufacturing delays, increased manufacturing and shipping costs, and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in UPS services, air carrier services or ship services could have a material adverse effect upon the Company’s business. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, the Company’s operating results could be significantly adversely affected.

The Company faces intense competition in each of its markets and if it is unable to maintain a competitive advantage, loss of market share, revenue, or profitability may result.

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

On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 6% of the Company’s consolidated revenues in 2010 and 2009 and 5% in 2008. On a segment basis, the golf ball customer base is much more concentrated than the golf club customer base. In 2010, the top five golf ball customers accounted for approximately 22% of the Company’s total consolidated golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

International political instability and terrorist activities may decrease demand for the Company’s products and disrupt its business.

Terrorist activities and armed conflicts could have an adverse effect upon the United States or worldwide economy and could cause decreased demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, or the operation of the Company’s manufacturing facilities, the Company’s ability to obtain the materials necessary to produce its products, to manufacture its products, and to deliver customer orders would be harmed, which would have a significant adverse affect on the Company’s results of operations, financial condition and cash flows. Furthermore, such events can negatively impact tourism, which could adversely affect the Company’s sales to retailers at resorts and other vacation destinations.

The Company’s business could be harmed by the occurrence of natural disasters or pandemic diseases.

The occurrence of a natural disaster, such as an earthquake, fire, flood or hurricane, or the outbreak of a pandemic disease, could significantly adversely affect the Company’s business. A natural disaster or a pandemic disease could significantly adversely affect both the demand for the Company’s products as well as the supply of the components used to make the Company’s products. Demand for golf products also could be negatively affected as consumers in the affected regions restrict their recreational activities and as tourism to those areas declines. If the Company’s suppliers experienced a significant disruption in their business as a result of a natural disaster or pandemic disease, the Company’s ability to obtain the necessary components to make its products could be significantly adversely affected. In addition, the occurrence of a natural disaster or the outbreak of a pandemic disease generally restricts the travel to and from the affected areas, making it more difficult in general to manage the Company’s international operations.

The Company’s business and operating results are subject to seasonal fluctuations, which could result in fluctuations in its operating results and stock price.

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

Due to the seasonality of the Company’s business, the Company’s business can be significantly adversely affected by unusual or severe weather conditions. Unfavorable weather conditions generally result in fewer golf rounds played, which generally results in reduced demand for all golf products, and in particular, golf balls. Furthermore, catastrophic storms can negatively affect golf rounds played both during the storms and afterward, as storm damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. Consequently, sustained adverse weather conditions, especially during the warm weather months, could materially affect the Company’s sales.

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

An asset is considered to be impaired when its carrying value exceeds its fair value. The Company determines the fair value of an asset based upon the discounted cash flows expected to be realized from the use and ultimate disposition of the asset. If in conducting an impairment evaluation the Company were to determine that the carrying value of an asset exceeded its fair value, the Company would be required to record a non-cash impairment charge for the difference between the carrying value and the fair value of the asset. If a significant amount of the Company’s goodwill and intangible assets were deemed to be impaired, the Company’s results of operations and shareholders’ equity would be significantly adversely affected.

The Company’s ability to utilize all or a portion of its U.S. deferred tax assets may be limited significantly if the Company experiences an “ownership change.”

The Company has a significant amount of U.S. federal and state deferred tax assets, which include net operating loss carryforwards (“NOLs”) and other losses. The Company’s ability to utilize the losses to offset future taxable income may be limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative increase in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. Although the Company’s ownership has changed significantly during the three-year period ended December 31, 2010 (due in significant part to the Company’s June 2009 preferred stock offering), the Company does not believe there has been a cumulative increase in ownership in excess of 50 percentage points during that period. The Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.

Changes in equipment standards under applicable Rules of Golf could adversely affect the Company’s business.

The Company seeks to have its new golf club and golf ball products satisfy the standards published by the USGA and the R&A in the Rules of Golf because these standards are generally followed by golfers, both professional and amateur, within their respective jurisdictions. The USGA publishes rules that are generally followed in the United States, Canada and Mexico, and the R&A publishes rules that are generally followed in most other countries throughout the world. However, the Rules of Golf as published by the R&A and the USGA are virtually the same, and are intended to be so pursuant to a Joint Statement of Principles issued in 2001.

In the future, existing USGA and/or R&A standards may be altered in ways that adversely affect the sales of the Company’s current or future products. If a change in rules were adopted and caused one or more of the Company’s current or future products to be nonconforming, the Company’s sales of such products would be adversely affected.

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

The Company believes that professional usage of its golf clubs and golf balls contributes to retail sales. The Company therefore spends a significant amount of money to secure professional usage of its products. Many other companies, however, also aggressively seek the patronage of these professionals and offer many inducements, including significant cash incentives and specially designed products. There is a great deal of competition to secure the representation of tour professionals. As a result, it is generally becoming increasingly difficult and more expensive to attract and retain such tour professionals. The inducements offered by other companies could result in a decrease in usage of the Company’s products by professional golfers or limit the Company’s ability to attract other tour professionals. A decline in the level of professional usage of the Company’s products could have a material adverse effect on the Company’s sales and business.

Failure to adequately enforce the Company’s intellectual property rights could adversely affect its business.

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

The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will be an element in the future growth and success of the Company. The Company sells and distributes its products directly in many key international markets in Europe, Asia, North America and elsewhere around the world. These activities have resulted and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. In addition, there are a limited number of suppliers of golf club components in the United States, and the Company has increasingly become more reliant on suppliers and vendors located outside of the United States. The operation of foreign distribution in the Company’s international markets, as well as the management of relationships with international suppliers and vendors, will continue to require the dedication of management and other Company resources. The Company also manufactures a substantial amount of its products outside of the United States.

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

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-US earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion. Recently proposed legislation in the United States would change how U.S. multinational corporations are taxed on their foreign income. If such legislation is enacted, it may have a material adverse impact to our tax rate and in turn, our profitability.

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

The Company and its subsidiaries conduct operations in both owned and leased properties. The Company’s principal executive offices and domestic operations are located in Carlsbad, California. The Company occupies six buildings that are utilized in its Carlsbad operations, which are comprised of corporate offices and the Company’s performance center, as well as manufacturing, research and development, warehousing and distribution facilities. These buildings comprise approximately 666,000 square feet of space. The Company owns five of these buildings, representing approximately 516,000 square feet of space, and leases a property representing approximately 150,000 square feet of space. The lease term expires in November 2017.

The Company also owns a manufacturing plant, warehouse and offices that encompass approximately 869,000 square feet in Chicopee, Massachusetts in addition to a property in Gloversville, New York of approximately 77,000 square feet, representing a former golf ball manufacturing facility. The Company has been actively marketing its property in Gloversville, New York for sale as a result of the Company’s decision to consolidate its golf ball operations into other existing locations within and outside the U.S.

During the third quarter of 2010, the Company announced the restructuring of its golf club and golf ball manufacturing and distribution operations, which includes the reorganization of the Company’s manufacturing and distribution centers located in Carlsbad, California, Toronto, Canada, and Chicopee, Massachusetts, the creation of third-party logistics sites in Dallas, Texas and Toronto, Canada, as well as the establishment of a new production facility in Monterrey, Mexico. In connection with the new production facility in Monterrey, Mexico, the Company leases a property of approximately 180,000 square feet. The Company intends to maintain limited manufacturing and distribution facilities in Carlsbad, California and Chicopee, Massachusetts.

The Company owns and leases additional properties domestically and internationally, including properties in Australia, Canada, Japan, Korea, the United Kingdom, China, Thailand, Malaysia and India. The Company’s operations at each of these properties are used to some extent for both the golf club and golf ball businesses. The Company believes that its facilities currently are adequate to meet its requirements.

Item 3.	Legal Proceedings

The information set forth in Note 17 “Commitments and Contingencies,” to the consolidated financial statements included in this Annual Report on Form 10-K on pages F1-F36, is incorporated herein by this reference.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its common stock is “ELY.” As of January 31, 2011, the approximate number of holders of record of the Company’s common stock was 8,400. The following table sets forth the range of high and low per share sales prices of the Company’s common stock and per share dividends for the periods indicated.

	Year Ended December 31,
	2010			2009
Period:	High	Low	Dividend	High	Low	Dividend
First Quarter	$9.50	$7.37	$0.01	$10.31	$5.69	$0.07
Second Quarter	$10.19	$6.00	$0.01	$8.89	$5.01	$0.01
Third Quarter	$7.34	$5.80	$0.01	$8.25	$4.66	$0.01
Fourth Quarter	$8.48	$6.64	$0.01	$9.05	$6.48	$0.01

The Company intends to continue to pay quarterly dividends subject to capital availability and quarterly determinations that cash dividends are in the best interests of its stockholders. Future dividends may be affected by, among other items, the Company’s views on potential future capital requirements, projected cash flows and needs, changes to our business model and certain restrictions limiting dividends imposed by the Company’s Line of Credit (see Item 7—“Sources of Liquidity” below).

Performance Graph

The following graph presents a comparison of the cumulative total shareholder return of the Company’s common stock since December 31, 2005 to three indices: the Standard & Poor’s 500 Index (“S&P 500”), the Standard & Poor’s 400 Midcap Index (“S&P 400”) and the Standard & Poor’s 600 Smallcap Index (“S&P 600”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the U.S., and is considered to be a leading indicator of U.S. equity securities. The S&P 400 is a market value-weighted index that tracks the aggregate price performance of equity securities of companies with a market capitalization of $750.0 million to $3.0 billion from all major industries, including energy, technology, healthcare, financial and manufacturing. The S&P 600 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of small-cap stocks traded in the U.S. The Company believes that the S&P 600 is a more representative peer group than the S&P 400 as it is more aligned with the Company’s market capitalization. As such, the Company has elected to change its peer group from the S&P 400 to the S&P 600 as of January 1, 2010. The graph below presents both the S&P 400 and S&P 600 for comparative purposes. The graph assumes an initial investment of $100 at December 31, 2005 and reinvestment of all dividends.

	2005	2006	2007	2008	2009	2010
Callaway Golf (NYSE: ELY)	$100.00	$106.14	$130.41	$71.53	$58.78	$63.20
S&P 500	$100.00	$113.62	$117.63	$72.36	$89.33	$100.75
S&P 400 Midcap	$100.00	$108.99	$116.28	$72.93	$98.46	$122.93
S&P 600 Smallcap	$100.00	$114.07	$112.68	$76.63	$94.86	$118.55

The Callaway Golf Company index is based upon the closing prices of Callaway Golf Company common stock on December 31, 2005, 2006, 2007, 2008, 2009 and 2010 of $13.84, $14.41, $17.43, $9.29, $7.54 and $8.07, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2007, the Board of Directors authorized a repurchase program (the “November 2007 repurchase program”) for the Company to repurchase shares of its common stock up to a maximum cost to the Company of $100.0 million, which will remain in effect until completed or otherwise terminated by the Board of Directors.

During the three months ended December 31, 2010, the Company repurchased a nominal number of shares of its common stock at a weighted average cost per share of $7.68 under the November 2007 repurchase program. The Company acquired these shares to satisfy the Company’s tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. As of December 31, 2010, the Company remained authorized to repurchase up to an additional $75.2 million of its common stock under this program.

The following table summarizes the purchases by the Company under its repurchase programs during the fourth quarter of 2010 (in thousands, except per share data):

	Three Months Ended December 31, 2010
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
October 1, 2010—October 31, 2010	—	$—	—	$75,176
November 1, 2010—November 30, 2010	1	$7.68	1	$75,165
December 1, 2010—December 31, 2010	—	$—	—	$75,165

Total	1	$7.68	1	$75,165

Item 6.	Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2010 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2010 and 2009 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2010 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this report.

	Year Ended December 31,
	2010(1),(2),(3),(4)	2009(2),(3),(4)	2008(5)	2007	2006
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$967,656	$950,799	$1,117,204	$1,124,591	$1,017,907
Cost of sales	602,160	607,036	630,371	631,368	619,832

Gross profit	365,496	343,763	486,833	493,223	398,075
Selling, general and administrative expenses	348,169	342,084	373,275	371,020	334,235
Research and development expenses	36,383	32,213	29,370	32,020	26,785
Impairment charge	7,547	—	—	—	—

Income (loss) from operations	(26,603)	(30,534)	84,188	90,183	37,055
Interest income	2,886	1,807	2,312	2,202	1,329
Interest expense	(848)	(1,754)	(4,666)	(5,363)	(5,421)
Other income (expense), net	(10,997)	878	(449)	1,253	2,035
Change in energy derivative valuation account	—	—	19,922	—	—

Income (loss) before income taxes	(35,562)	(29,603)	101,307	88,275	34,998
Income tax provision (benefit)	(16,758)	(14,343)	35,131	33,688	11,708

Net income (loss)	(18,804)	(15,260)	66,176	54,587	23,290
Dividends on convertible preferred stock	10,500	5,688	—	—	—

Net income (loss) allocable to common shareholders	$(29,304)	$(20,948)	$66,176	$54,587	$23,290

Earnings (loss) per common share:
Basic	$(0.46)	$(0.33)	$1.05	$0.82	$0.34
Diluted	$(0.46)	$(0.33)	$1.04	$0.81	$0.34
Dividends paid per common share	$0.04	$0.10	$0.28	$0.28	$0.28

	December 31,
	2010(1),(2),(4)	2009(2),(4)	2008(4),(5)	2007	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$55,043	$78,314	$38,337	$49,875	$46,362
Working capital	$369,442	$361,533	$236,592	$273,033	$269,745
Total assets	$884,979	$875,930	$855,338	$838,078	$829,691
Long-term liabilities	$13,967	$14,594	$21,559	$44,322	$27,132
Total Callaway Golf Company shareholders’ equity	$693,234	$707,258	$578,155	$568,230	$577,117

(1)	During the fourth quarter of 2010, the Company recognized a pre-tax impairment charge of $7.5 million in connection with certain trademarks and trade names. For further discussion, see Note 9 “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in this Form 10-K.

(2)	On June 15, 2009, the Company sold 1.4 million shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (“preferred stock”). As a result, total shareholders’ equity as of December 31, 2009 and 2010 includes net proceeds of $134.0 million in connection with the issuance of preferred stock. For further discussion, see Note 4 “Preferred Stock Offering” in the Notes to Consolidated Financial Statements in this Form 10-K.
(3)	The Company’s operating statements for the years ended December 31, 2010 and 2009 include pre-tax charges of $4.0 million and $5.2 million, respectively, in connection with workforce reductions announced in the fourth quarter in 2010 and April 2009, respectively.
(4)	In connection with the uPlay, LLC asset acquisition on December 31, 2008, the Company’s financial condition as of December 31, 2008, 2009 and 2010 includes certain assets and liabilities of uPlay, LLC. The Company’s operating statements for the years ended December 31, 2009 and 2010 include the results of operations of uPlay, LLC.
(5)	In the fourth quarter of 2008, the Company reversed a $19.9 million energy derivative valuation account. See Note 11 “Derivatives and Hedging—Supply of Electricity and Energy Contracts” to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition

Sales are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” as products are shipped to customers, net of an allowance for sales returns and accruals for sales programs. The Company records a reserve for anticipated returns through a reduction of sales and cost of sales in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. In addition, from time to time, the Company offers sales programs that allow for specific returns. The Company records a reserve for anticipated returns related to these sales programs based on the terms of the sales program as well as historical returns, current economic trends, changes in customer demands and sell-through of products. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual costs of sales returns are significantly different than the recorded estimated allowance, the Company may be exposed to losses or gains that could be material. Assuming there had been a 10% increase in the Company’s 2010 sales returns, pre-tax loss for the year ended December 31, 2010 would have been increased by approximately $3.0 million.

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

Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. However, if the Company is not able to accurately determine when gift card redemption is remote, the Company may be exposed to losses or gains that could be material. The deferred revenue associated with outstanding gift cards decreased from $4.5 million at December 31, 2009 to $3.2 million during the year ended December 31, 2010.

Revenues from course credits in connection with the use of the Company’s uPro GPS on-course range finders are deferred when purchased and recognized when customers download the course credits for usage. Deferred revenue associated with unused course credits increased to $2.6 million at December 31, 2010 from $1.5 million at December 31, 2009.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected. Assuming there had been a 10% increase in the Company’s 2010 allowance for doubtful accounts, pre-tax loss for the year ended December 31, 2010 would have been increased by approximately $0.9 million.

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

The calculation of the Company’s allowance for obsolete or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, the Company may need to increase its inventory allowance, which could significantly adversely affect the Company’s operating results. Assuming there had been a 10% increase in the Company’s 2010 allowance for obsolete or unmarketable inventory, pre-tax loss for the year ended December 31, 2010 would have been increased by approximately $2.1 million.

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

During the fourth quarter of 2010, the Company conducted its annual impairment test on its goodwill and intangible assets, including the trade names, trademarks and other intangible assets the Company acquired in 2003 as part of the acquisition of the assets of TFGC Estate, Inc. (f/k/a The Top-Flite Golf Company). In completing the impairment analysis, the Company determined that the discounted expected cash flows from the trade names and trademarks associated with the acquisition was $7.5 million less than the carrying value of those assets. As a result, the Company recorded an impairment charge of $7.5 million during the fourth quarter of 2010. For further discussion, see Note 9 to the Consolidated Financial Statements—“Goodwill and Intangible Assets” in this Form 10-K.

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

Historically, the Company’s actual warranty claims have not been materially different from management’s original estimated warranty obligation. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the warranty obligation. However, if the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company may be exposed to losses that could be material. Assuming there had been a 10% increase in the Company’s 2010 warranty obligation, pre-tax loss for the year ended December 31, 2010 would have been increased by approximately $0.8 million.

Income Taxes

Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740, “Income Taxes,” and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be a charge to income in the period such determination was made.

Pursuant to ASC Topic 740-25-6, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. As required under applicable accounting rules, the Company accrues an amount for its estimate of additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. Information regarding income taxes is contained in Note 16 “Income Taxes” to the Notes to Consolidated Financial Statements.

Share-based Compensation

The Company accounts for share-based compensation arrangements in accordance with ASC Topic 718, “Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. ASC Topic 718 further requires a reduction in share-based compensation expense by an estimated forfeiture rate. The forfeiture rate used by the Company is based on historical forfeiture trends. If actual forfeitures are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.

The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the Company’s expected stock price volatility, the expected dividend yield, the expected life of an option and the risk-free rate, which is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company uses historical data to estimate the expected price volatility and the expected option life. The Company uses forecasted dividends to estimate the expected dividend yield. The Company believes a forecasted calculation is more appropriate than using historical data since the amount of dividends paid have decreased beginning in 2009. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. Compensation expense is recognized on a straight-line basis over the vesting period.

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

Phantom Stock Units are a form of share-based awards that are indexed to the Company’s stock and are settled in cash. They are accounted for as a liability, which are initially measured based on the estimated fair value of the awards on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the date of grant multiplied by the number of shares underlying phantom stock. The liability is subsequently remeasured based on the fair value of the awards at the end of each interim reporting period through the settlement date of the awards. Total compensation expense is recognized on a straight-line basis over the vesting period.

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

The pro-forma effects of the uPlay, LLC asset acquisition would not have been material to our results of operations for fiscal year 2008 and, therefore, is not presented.

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

The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls. As discussed in Note 19 “Segment Information” to the Notes to Consolidated Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.

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

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. As a result of the overall weakening of the U.S. dollar during 2010 compared to 2009, the translation of foreign currency exchange rates had a net positive impact on the Company’s financial results during 2010.

Executive Summary

When the recent economic crisis hit the golf industry in mid-2008, the Company made the decision to weather the crisis with a balanced approach between managing costs and continuing to invest in initiatives that would benefit its business once the economic crisis subsided and the golf industry recovered. During 2010, the overall golf industry did not recover as management had anticipated. In 2010, the golf industry declined in the United States by approximately 2% compared to 2009, which declined by approximately 12% compared to 2008. The Company believes that there were similar declines in the golf industry internationally. During this period, consistent with its balanced approach strategy, the Company managed its costs but also invested in (i) new and emerging markets such as China, India and other countries in Southeast Asia, (ii) new technology, including its new forged composite technology and its uPro business, (iii) its growing accessories and apparel business, and (iv) in its global operations strategy initiatives targeted at improving gross margins, including the reorganization of its golf club and golf ball manufacturing and distribution operations. Although the Company’s overall 2010 financial results were significantly affected by this industry decline and by these investments, as well as by some non-operational charges, the Company is encouraged by signs of improving general economic and market conditions and by improvements in the Company’s underlying operational performance as a result of these investments.

Despite the overall decline in the golf industry, the Company’s net sales in 2010 increased 2% compared to 2009, primarily as a result of favorable foreign currency rates, an overall increase in average selling prices, and increased sales in the Company’s accessories and apparel businesses and new and emerging markets. These improvements offset a decline in sales in the United States and Europe, which continued to be adversely affected by constrained consumer spending on discretionary durable products, particularly during the height of the golf season.

The Company’s gross profit as a percentage of net sales for 2010 improved by 2 percentage points to 38%, compared to 36% for 2009, despite absorbing an incremental $6.7 million in charges in 2010 related to the implementation of the Company’s global operations strategy. This 2 percentage points increase is primarily the result of net favorable changes in foreign currency exchange rates, benefits derived from the Company’s prior global operations strategy initiatives, and less promotional activity on in-line products in 2010 compared to 2009.

During 2010, the Company’s operating expenses as a percentage of net sales increased to 41% from 39% in 2009. Operating expenses in 2010 include a $7.5 million non-cash impairment charge related to certain intangible assets acquired in 2003 as part of the Top-Flite acquisition. The operating expenses in 2010 also reflect increased costs related to the investments described above and the adverse net effect of changes in foreign currency rates.

While the Company’s overall net operating results discussed above benefited during 2010 from changes in foreign currency rates related to the translation of the Company’s international results into U.S. dollars for reporting purposes, these benefits were partially offset by the effect that foreign currency exchange rates had on the Company’s other income (expense) for 2010. As a result of the net effect the relatively weak U.S. dollar had on the mark-to-market adjustments on the Company’s accounts payable and accounts receivable denominated in foreign currencies and foreign currency exchange contracts, the Company’s other income (expense) was adversely affected by $11.7 million in 2010 compared to $0.5 million in 2009.

The Company’s net loss increased by $3.5 million to $18.8 million in 2010 compared to $15.3 million in 2009 and loss per share increased to $0.46 in 2010 compared to $0.33 in 2009. Compared to 2009, the net loss and loss per share for 2010 was adversely affected by (i) the $7.5 million ($0.08 per share) non-cash impairment charge for the Top-Flite intangible assets, (ii) an incremental $5.4 million ($0.09 per share) of charges related to the Company’s global operations strategy initiatives, and (iii) by an $11.2 million increase in other expense, primarily resulting from foreign currency exchange rates as discussed above. In addition, as compared to 2009, the Company’s loss per share was adversely affected by an incremental $0.07 per share as a result of the Company’s June 2009 preferred stock offering, which only affected 2009 results for approximately six months.

While the Company’s financial performance in 2011 will ultimately depend on the degree to which consumers return to purchasing golf equipment in general, and the Company’s new 2011 products in particular, the Company is encouraged by some positive early indicators. Economic and market conditions appear generally to be improving, the price discounting that was pervasive in 2009 appears to have lessened in 2010, the Company’s retail inventory levels are at reasonable levels, and the Company received more gold medals than any other manufacturer in Golf Digest’s 2011 product review. The Company also expects to realize in 2011 additional benefits from its investments in its new and emerging markets, technology, accessories and apparel businesses and global operations strategy. As a result, the Company expects that in 2011 its underlying operational performance and financial results will continue to improve compared to 2010.

Years Ended December 31, 2010 and 2009

Net sales in 2010 increased by $16.9 million (2%) to $967.7 million compared to $950.8 million in 2009. Global economic conditions continued to be challenging during the current year and the golf industry overall did not recover in 2010 as the Company’s management had anticipated at the beginning of the year. Although the unfavorable economic and industry conditions significantly affected sales volumes in 2010, favorable foreign currency rates and an overall increase in average selling prices, as a result of less promotional activity, were able to offset the volume decline. Net sales were favorably impacted by $29.0 million due to changes in foreign currency rates used to translate sales in foreign currencies into U.S. dollars. This increase in net sales consists of a $18.9 million increase in net sales of the Company’s golf clubs segment partially offset by a $2.0 million decrease in net sales of the Company’s golf balls segment as presented below (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2010	2009(1)	Dollars	Percent
Net sales
Golf clubs	$791.2	$772.3	$18.9	2%
Golf balls	176.5	178.5	(2.0)	(1)%

	$967.7	$950.8	$16.9	2%

(1)	Certain prior period costs associated with gift card promotions have been reclassified from accessories and other into the applicable product categories to conform with the current year presentation.

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2010	2009	Dollars	Percent
Net sales:
United States	$468.2	$475.4	$(7.2)	(2)%
Europe	130.1	134.5	(4.4)	(3)%
Japan	164.8	162.7	2.1	1%
Rest of Asia	89.5	77.0	12.5	16%
Other foreign countries	115.1	101.2	13.9	14%

	$967.7	$950.8	$16.9	2%

Net sales in the United States decreased $7.2 million (2%) to $468.2 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The Company’s sales in regions outside of the United States increased $24.1 million (5%) to $499.5 million for the year ended December 31, 2010 compared to the same period in 2009. The Company’s reported net sales in regions outside the United States in 2010 were favorably affected by the translation of foreign currency sales into U.S. dollars based upon 2010 exchange rates. If 2009 exchange rates were applied to 2010 reported sales in regions outside the United States and all other factors were held constant, net sales in such regions would have been $29.0 million less than the net sales reported during the twelve months ended December 31, 2010.

For the year ended December 31, 2010, gross profit increased $21.7 million to $365.5 million from $343.8 million for the comparable period of 2009. Gross profit as a percentage of net sales (“gross margin”) increased to 38% for the year ended December 31, 2010 compared to 36% for the same period in 2009. The increase in gross margin was primarily attributable to: (i) net favorable changes in foreign currency rates; (ii) cost reductions on golf club components costs; (iii) a favorable shift in sales mix; (iv) lower promotional activity on in-line products in 2010 compared to 2009; and (v) a favorable shift in golf ball production to more cost efficient regions outside the United States. These increases were partially offset by price reductions taken on older golf club products, charges related to the Company’s Global Operations Strategy Initiatives and an increase in excess and obsolete inventory related charges. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses decreased $3.3 million to $257.3 million for the year ended December 31, 2010 from $260.6 million in the comparable period of 2009. As a percentage of net sales, selling expenses were consistent at 27% in both 2010 and 2009. The dollar decrease was primarily due to a $6.9 million reduction in advertising and promotional activities, partially offset by increases of $2.0 million and $1.6 million in consulting and employee related costs, respectively, which include the restoration of employee benefits in 2010 that had been temporarily suspended in 2009.

General and administrative expenses increased $9.4 million to $90.9 million for the year ended December 31, 2010 from $81.5 million in the comparable period of 2009. As a percentage of net sales, general and administrative expenses remained constant at 9% in both 2010 and 2009. The dollar increase was primarily due to a $7.9 million increase in employee related costs, including the restoration of employee benefits in 2010, as well as $2.0 million in costs associated with the Company’s Global Operations Strategy.

Research and development expenses increased $4.2 million to $36.4 million for the year ended December 31, 2010 from $32.2 million in the comparable period of 2009. As a percentage of sales, research and development expenses increased to 4% in 2010 from 3% in 2009. The dollar increase was primarily due to a $1.9 million increase in employee related costs, which includes the restoration of employee benefits in 2010, as well as a $1.9 million increase in the allocation of corporate shared building expenses due to an expansion in square footage occupied by the research and development department.

Other income (expense), net increased to expense of $11.0 million for the year ended December 31, 2010 from income of $0.9 million in the comparable period in 2009. This $11.9 million increase in expense was primarily attributable to an $11.2 million increase in net foreign currency losses from the mark-to-market of foreign currency exchange contracts in 2010 as compared to 2009.

The effective tax rate for the year ended December 31, 2010, was a benefit of 47.1% compared to a benefit of 48.5% for the year ended December 31, 2009. Compared to the corporate statutory rate of 35.0%, the tax rates in 2010 and 2009 benefited from net reductions to previously estimated tax liabilities as a result of the release of tax contingencies related to the settlement of various issues under tax examination and the lapse of certain statutes of limitations.

Net loss for the year ended December 31, 2010 increased to $18.8 million from $15.3 million in the comparable period of 2009. Net loss allocable to common shareholders for 2010 and 2009 includes $10.5 million and $5.7 million, respectively, for dividends on preferred stock (as defined in Sources of Liquidity below). Losses per share for 2010 increased to $0.46 per share on 63.9 million weighted average shares outstanding compared to losses per share of $0.33 on 63.2 million weighted average shares outstanding for 2009. Net loss and losses per share for 2010 were negatively impacted by a $4.8 million ($0.08 per share) after-tax impairment charge related to a reduction in recorded book value of certain intangible assets acquired in 2003 as part of the Top-Flite Acquisition, after-tax charges of $9.2 million ($0.14 per share) in connection with the Company’s Global Operations Strategy, and after-tax charges of $2.5 million ($0.04 per share) as a result of workforce reductions announced during the fourth quarter in 2010. Net loss and losses per share for 2009 were negatively impacted by after-tax charges of $3.7 million ($0.06 per share) related to costs incurred in connection with initiatives targeted at improving gross margins as well as by after-tax charges of $3.1 million ($0.05 per share) as a result of the workforce reductions announced in April 2009.

Golf Clubs and Golf Balls Segments Results for the Years Ended December 31, 2010 and 2009

Golf Clubs Segment

Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2010	2009(1)	Dollars	Percent
Net sales:
Woods	$225.4	$222.6	$2.8	1%
Irons	223.8	232.9	(9.1)	(4)%
Putters	106.2	98.1	8.1	8%
Accessories and other	235.8	218.7	17.1	8%

	$791.2	$772.3	$18.9	2%

(1)	Certain prior period costs associated with gift card promotions have been reclassified from accessories and other into the applicable product categories to conform with the current year presentation.

The $2.8 million (1%) increase in net sales of woods to $225.4 million for the year ended December 31, 2010 was primarily attributable to an increase in sales volume partially offset by a slight decrease in average selling prices. The increase in sales volume was primarily driven by a 44% increase in sales of fairway woods due to an increase in new fairway woods products in 2010, partially offset by a 20% decrease in sales of drivers, which had fewer new product releases in 2010. The slight decrease in average selling prices was primarily due to close-out activity on older driver models, partially offset by a decrease in promotional activity in 2010.

The $9.1 million (4%) decrease in net sales of irons to $223.8 million for the year ended December 31, 2010 was primarily attributable to a decrease in both sales volume and average selling prices. The decrease in sales volume was primarily attributable to the later timing of iron models launched in the first half of 2010 compared to the same period in the prior year. The Company launched its X-24 Hot irons in May of 2010 and therefore did not benefit from a full year worth of sales compared to twelve months of sales of the X-22 irons during 2009. This decrease was partially offset by increased sales of the Company’s current year Diablo Edge irons compared to sales of the Diablo irons launched in 2009. The decrease in average selling prices was largely due to a shift in product mix with the 2010 launch of more moderately priced Diablo Edge irons compared to the higher priced X-22 and X Forged line of irons launched in 2009. In addition, average selling prices were negatively affected by increased close-out activity on certain irons and wedges which will be non-conforming in 2011.

The $8.1 million (8%) increase in net sales of putters to $106.2 million for the year ended December 31, 2010 was primarily attributable to an increase in average selling prices partially offset by a slight decline in sales volumes. The increases in average selling prices was attributable to sales of the new White Ice series of putters introduced in 2010, which outpaced the decline in sales of the older White Hot XG series of putters. In addition, average selling prices were favorably affected by the current year launch of the premium Black Series iX line of putters and Backstryke putter models, which were introduced at higher prices compared to the models launched in 2009. The decrease in sales volume was primarily due to a decrease in sales of the Company’s progressive putter models and lower close-out sales volumes of older putter models.

The $17.1 million (8%) increase in net sales of accessories and other products to $235.8 million for the year ended December 31, 2010 was primarily attributable to: (i) increased sales of packaged sets, which include the current year launch of the women’s Solaire line of golf clubs; (ii) increased sales of golf apparel under the Company’s new distribution agreement with Perry Ellis International compared to licensing revenues recognized during the twelve months ended December 31, 2009 under the former agreement with the Company’s prior licensee; and (iii) increased sales of golf bags. These increases were partially offset by a decline in sales of GPS on-course range finders, golf gloves and golf footwear.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2010	2009(1)	Dollars	Percent
Net sales:
Golf balls	$176.5	$178.5	$(2.0)	(1)%

(1)	Certain prior period costs associated with gift card promotions have been reclassified from accessories and other into the applicable product categories to conform with the current year presentation.

The $2.0 million (1%) decrease in net sales of golf balls to $176.5 million for the year ended December 31, 2010 was primarily due to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was driven by a decline in sales of TopFlite ball product lines partially offset by an increase in sales of the Callaway Golf product lines (primarily the premium Tour-i series) as well as the introduction of the new Solaire women’s line of golf balls. The increase in average selling prices was generated by a shift in product mix to sales of more premium lines of golf balls in 2010 compared to 2009.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2010	2009(1)	Dollars	Percent
Income (loss) before income taxes
Golf clubs(2)(3)	$44.3	$41.4	$2.9	7%
Golf balls(2)(3)	(2.5)	(16.3)	13.8	85%
Reconciling items(4)	(77.4)	(54.7)	(22.7)	(41)%

	$(35.6)	$(29.6)	$(6.0)	(20)%

(1)	Certain prior period costs associated with gift card promotions have been reclassified from accessories and other into the applicable product categories to conform with the current year presentation.
(2)	As a result of the Global Operations Strategy implemented in 2010, during the year ended December 31, 2010, the Company incurred total pre-tax charges of $14.8 million, of which $12.1 million and $0.8 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively. During the year ended December 31, 2009, the Company incurred total pre-tax charges of $6.2 million in connection with initiatives targeted at improving gross margins, of which $4.7 million and $1.5 million were absorbed by the Company’s golf clubs and golf balls segments, respectively (see Note 3 “Restructuring Initiatives” in the Notes to Consolidated Financial Statements included in this Form 10-K).
(3)	During the year ended December 31, 2010, the Company incurred pre-tax charges of $4.0 million related to the workforce reductions announced in the fourth quarter in 2010, of which $1.3 million and $0.2 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively. During the year ended December 31, 2009, the Company incurred pre-tax charges of $5.2 million in connection with the workforce reductions announced in April 2009, of which $3.1 million and $0.9 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively.
(4)	Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. The reconciling items for 2010 include a pre-tax impairment charge of $7.5 million that was recognized in the fourth quarter of 2010 related to certain trademarks and trade names (see Note 9 to the Consolidated Financial Statements—“Goodwill and Intangible Assets” in this Form 10-K), and a $11.2 million increase in net realized and unrealized losses related to foreign currency hedging contracts included in other income (expense). For further information on segment reporting see Note 19 to the Consolidated Financial Statements—“Segment Information” in this Form 10-K.

Pre-tax income in the Company’s golf clubs operating segment increased to $44.3 million for the year ended December 31, 2010 from $41.4 million for the comparable period in 2009. The increase in the golf clubs operating segment pre-tax income was primarily attributable to an increase in net sales as discussed above combined with an increase in gross margin, partially offset by an increase in operating expenses. The increase in gross margin was primarily due to: (i) favorable changes in foreign currency rates; (ii) cost savings provided by the Company’s Global Operations Strategy Initiatives, including cost reductions on club components as a result of improved product designs and sourcing of lower cost raw materials; (iii) a favorable shift in product mix within the putters product category; and (iv) a decrease in golf club promotional activity in 2010 compared to 2009. These increases were partially offset by (i) price reductions taken on older club products in 2010; (ii) an unfavorable shift in product mix within irons products; (iii) charges related to the Company’s Global Operations Strategy Initiatives; and (iv) an increase in excess and obsolete inventory related charges primarily for older, incomplete sets of irons and residual golf apparel from the Company’s prior licensee arrangement.

Pre-tax loss in the Company’s golf balls operating segment decreased to $2.5 million for the year ended December 31, 2010 from $16.3 million for the comparable period in 2009. This improvement was primarily due to an increase in gross margin combined with a decrease in operating expenses, partially offset by a decrease in net sales as discussed above. The increase in gross margin was primarily a result of favorable changes in foreign currency rates, cost savings provided by the Company’s Global Operations Strategy Initiatives, including a favorable shift in golf ball production to more cost efficient regions outside the United States, as well as a favorable shift in product mix as a result of increased sales of higher margin Callaway Golf balls in 2010 compared to sales of value priced Top-Flite golf balls in 2009.

Years Ended December 31, 2009 and 2008

The adverse effects of the weak global economy experienced during 2009 had a significant negative impact on the golf industry in general and on consumer confidence and retailer demand. These conditions were further exacerbated by the impact of unfavorable foreign currency exchange rates. These factors contributed to a decline in net sales of $166.4 million (15%) to $950.8 million for the year ended December 31, 2009, compared to $1,117.2 million for the year ended December 31, 2008. This decrease reflects a $121.8 million decline in net sales of the Company’s golf club segment and a $44.6 million decline in net sales of the Company’s golf balls segment as indicated below (dollars in millions):

	Years Ended December 31,		Decline
	2009(1)	2008	Dollars	Percent
Net sales
Golf clubs	$772.3	$894.1	$(121.8)	(14)%
Golf balls	178.5	223.1	(44.6)	(20)%

	$950.8	$1,117.2	$(166.4)	(15)%

(1)	Certain costs associated with gift card promotions have been reclassified from accessories and other into the applicable product categories to conform with the presentation as of December 31, 2010. The Company’s gift card promotions during 2008 did not have a material impact to the Company’s results of operations and therefore, the amounts presented for 2008 were not impacted by this reclassification.

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2009	2008	Dollars	Percent
Net sales:
United States	$475.4	$554.0	$(78.6)	(14)%
Europe	134.5	191.1	(56.6)	(30)%
Japan	162.7	166.5	(3.8)	(2)%
Rest of Asia	77.0	80.0	(3.0)	(4)%
Other foreign countries	101.2	125.6	(24.4)	(19)%

	$950.8	$1,117.2	$(166.4)	(15)%

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

Other income decreased by $16.2 million for the year ended December 31, 2009, to $0.9 million compared to $17.1 million for the year ended December 31, 2008. This decrease was attributable to the reversal in 2008 of an energy derivative valuation account, which resulted in a non-cash, non-operational benefit of $19.9 million in other income. For additional information regarding this valuation account, see Note 11 “Derivatives and Hedging” to the Consolidated Financial Statements in this Form 10-K. This decrease in other income was partially offset by a favorable decline of $2.9 million in interest expense due to a decrease in average borrowings outstanding under the Company’s line of credit.

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

Golf Clubs Segment

Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2009(1)	2008	Dollars	Percent
Net sales:
Woods	$222.6	$268.3	$(45.7)	(17)%
Irons	232.9	308.5	(75.6)	(25)%
Putters	98.1	101.7	(3.6)	(4)%
Accessories and other	218.7	215.6	3.1	1%

	$772.3	$894.1	$(121.8)	(14)%

(1)	Certain costs associated with gift card promotions have been reclassified from accessories and other into the applicable product categories to conform with the presentation as of December 31, 2010. The Company’s gift card promotions during 2008 did not have a material impact to the Company’s results of operations and therefore, the amounts presented for 2008 were not impacted by this reclassification.

The $45.7 million (17%) decrease in net sales of woods to $222.6 million for the year ended December 31, 2009, was primarily attributable to a decrease in average selling prices partially offset by an increase in sales volume. The decrease in average selling prices was primarily due to sales promotions initiated during 2009 and price reductions taken on Fusion Technology drivers and fairway woods during 2009. In addition, average selling prices were negatively affected by sales of FT-iQ drivers in the current year, which were offered at a lower price point compared to their predecessor, FT-i drivers, in the prior year. The increase in sales volume was primarily due to the success of the sales promotions during 2009.

The $75.6 million (25%) decrease in net sales of irons to $232.9 million for the year ended December 31, 2009, resulted from a decrease in both average selling prices and sales volume. The decrease in average selling prices was primarily due to price reductions taken on the Company’s older irons products that were in the second year of their product lifecycles, primarily X-20 and Big Bertha irons combined with an unfavorable shift in product mix from sales of the more premium Fusion irons during 2008 to sales of lower priced X-series irons during 2009. The decrease in sales volume was primarily due to fewer irons products offered in 2009 compared to 2008.

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

The $3.1 million (1%) increase in sales of accessories and other products to $218.7 million for the year ended December 31, 2009, was primarily attributable to sales of the Company’s new uPro GPS on-course range finders introduced in 2009, partially offset by a decline in sales of golf bags and footwear.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2009(1)	2008	Dollars	Percent
Net sales:
Golf balls	$178.5	$223.1	$(44.6)	(20)%

(1)	Certain costs associated with gift card promotions have been reclassified from accessories and other into the applicable product categories to conform with the presentation as of December 31, 2010. The Company’s gift card promotions during 2008 did not have a material impact to the Company’s results of operations and therefore, the amounts presented for 2008 were not impacted by this reclassification.

The $44.6 million (20%) decrease in net sales of golf balls to $178.5 million for the year ended December 31, 2009, was primarily due to decreases of $32.0 million in Callaway Golf ball sales and $10.0 million in Top-Flite golf balls sales. These decreases were primarily due to decreases in average selling prices and sales volume for both Callaway Golf and Top-Flite golf balls. The decrease in average selling prices was negatively affected by a shift in mix as a result of the launch of moderately priced golf balls in 2009 compared to more premium golf balls in 2008 for both the Callaway Golf and Top-Flite brands, in addition to various sales promotions during 2009 and price reductions taken on older Tour Series golf balls. The decrease in sales volumes was affected by fewer golf ball models launched during 2009 compared to 2008 for both the Callaway Golf and Top-Flite brands.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2009(1)	2008	Dollars	Percent
Income (loss) before income taxes
Golf clubs(2)(3)	$41.4	$134.0	$(92.6)	(69)%
Golf balls(2)(3)	(16.3)	6.9	(23.2)	(336)%
Reconciling items(4)	(54.7)	(39.6)	(15.1)	(38)%

	$(29.6)	$101.3	$(130.9)	(129)%

(1)	Certain costs associated with gift card promotions have been reclassified from accessories and other into the applicable product categories to conform with the presentation as of December 31, 2010. The Company’s gift card promotions during 2008 did not have a material impact to the Company’s results of operations and therefore, the amounts presented for 2008 were not impacted by this reclassification.

(2)	The Company has been actively implementing the Company’s gross margin improvement initiatives, which were announced during the fourth quarter of 2006. As a result of these initiatives, the Company incurred total pre-tax charges of $6.2 million and $12.7 million during the years ended December 31, 2009 and 2008, respectively. Of these pre-tax charges, $4.7 million and $1.5 million were absorbed by the Company’s golf clubs and golf balls operating segments during 2009, respectively, and $6.0 million and $6.5 million were absorbed by the Company’s golf clubs and golf balls operating segments during 2008, respectively.
(3)	In connection with the workforce reductions announced in April 2009, the Company recorded pre-tax charges of $5.2 million, of which $3.1 million and $0.9 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively, during the twelve months ended December 31, 2009.
(4)	Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 19 to the Consolidated Financial Statements—“Segment Information” in this Form 10-K. Reconciling items for 2008 include the reversal of an energy derivative valuation account, which resulted in a non-cash, non-operational benefit to income of $19.9 million. See Note 11 “Derivatives and Hedging” to the Consolidated Financial Statements included in this Form 10-K.

Pre-tax income in the Company’s golf clubs operating segment decreased to $41.4 million for the year ended December 31, 2009, from $134.0 million for the year ended December 31, 2008. This decrease was primarily attributable to the unfavorable economic conditions which resulted in an overall decline in net sales as discussed above combined with a decline in gross margin. The decline in gross margin is primarily due to sales promotions initiated during 2009 and price reductions taken on drivers and irons, as well as the impact of unfavorable changes in foreign currency rates during 2009 compared to 2008. These decreases in gross margin were partially offset by cost savings resulting from the Company’s gross margin improvement initiatives, including cost reductions on club components derived from more cost efficient club designs and sourcing of raw materials, a favorable shift in golf club production to more cost efficient regions outside the U.S and an increase in labor efficiencies.

Pre-tax income (loss) in the Company’s golf balls operating segment decreased to a pre-tax loss of $16.3 million for the year ended December 31, 2009, from pre-tax income of $6.9 million for the year ended December 31, 2008. This decrease was primarily due to the unfavorable economic conditions which resulted in an overall decline in net sales as discussed above as well as a decline in gross margin, which was largely due to various sales promotions initiated during 2009, price reductions taken on older golf ball models as well as increases in the cost of golf ball raw materials. These decreases were partially offset by cost savings resulting from the Company’s gross margin improvement initiatives, including a shift in golf ball production to more cost efficient regions outside the U.S.

Operating expenses related to both the golf club and golf ball segments decreased during the twelve months ended December 31, 2009, compared to the same period in 2008 as a result of cost reductions taken by the Company, primarily related to advertising and promotional activities, employee costs, and travel and entertainment expenses as well as a decrease in employee costs.

Financial Condition

The Company’s cash and cash equivalents decreased $23.3 million (30%) to $55.0 million at December 31, 2010, from $78.3 million at December 31, 2009. This decrease was primarily due to a net loss of $18.8 million for the twelve months ended December 31, 2010. The Company used cash of $22.2 million to fund capital expenditures and $13.1 million to pay dividends during 2010. These expenditures were partially funded by cash generated from operating activities of $9.6 million during the period. The Company concluded 2010 with no amounts outstanding under its primary credit facility. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its current or future credit facilities, as deemed necessary (see further information on the Company’s primary credit facility in Sources of Liquidity below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of December 31, 2010, the Company’s net accounts receivable increased $4.8 million to $144.6 million from $139.8 million as of December 31, 2009. This increase was primarily due to an increase in past-due balances partially offset by a reduction in average payment terms. The Company believes that the allowance for doubtful accounts as of December 31, 2010 is adequate to provide for any potential bad debts.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s net inventory increased $49.4 million to $268.6 million as of December 31, 2010 compared to $219.2 million as of December 31, 2009. This increase is driven primarily by the earlier timing of planned product launches for the 2011 golf season compared to 2010, in addition to lower than anticipated sales on certain of the Company’s older in-line golf products primarily due to the continued delay in the recovery of the golf industry in 2010. The Company expects to sell this inventory in the normal course of business in 2011.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s primary credit facility is a $250.0 million Line of Credit with a syndicate of eight banks under the terms of the Company’s November 5, 2004 Amended and Restated Credit Agreement (as subsequently amended, the “Line of Credit”). The Line of Credit expires February 15, 2012. The Company expects to extend its current Line of Credit or replace it with another financing facility to supplement the Company’s cash flows from operations.

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

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability can be effectively limited by the financial covenants contained therein. The financial covenants are tested as of the end of a fiscal quarter (i.e. on March 31, June 30, September 30, and December 31, each year). So long as the Company is in compliance with the financial covenants on each of those four days, the Company has access to the full $250.0 million. In accordance with the Company’s business seasonality, average outstanding borrowings will typically be higher during the first half of the year during the height of the golf season, and lower during the second half of the year.

The financial covenants include a consolidated leverage ratio covenant and an interest coverage ratio covenant, both of which are based in part upon the Company’s trailing four quarters’ earnings before interest, income taxes, depreciation and amortization, as well as other non-cash expense and income items as defined in the agreement governing the Line of Credit (“adjusted EBITDA”). The consolidated leverage ratio provides that as of the end of the quarter the Company’s Consolidated Funded Indebtedness (as defined in the Line of Credit) may not exceed 2.75 times the Company’s adjusted EBITDA for the previous four quarters then ended. The interest coverage ratio covenant provides that the Company’s adjusted EBITDA for the previous four quarters then ended must be at least 3.5 times the Company’s Consolidated Interest Charges (as defined in the Line of Credit) for such period. Many factors, including unfavorable economic conditions and unfavorable foreign currency exchange rates, can have a significant adverse effect upon the Company’s adjusted EBITDA and therefore compliance with these financial covenants. If the Company were not in compliance with the financial covenants under the Line of Credit, it would not be able to borrow funds under the Line of Credit and its liquidity would be significantly adversely affected.

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended December 31, 2010, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on December 31, 2010, was $63.8 million. As of December 31, 2010, the Company had no outstanding borrowings under the Line of Credit and had $55.0 million of cash and cash equivalents. In accordance with the Company’s business seasonality, average outstanding borrowings will typically be higher during the first half of the year during the height of the golf season, and lower during the second half of the year. Average outstanding borrowings during the first half of 2010 were $31.2 million and peaked at $69.0 million. Average outstanding borrowings during the second half of 2010 were $2.7 million and peaked at $17.0 million. As of December 31, 2010, the Company remained in compliance with the consolidated leverage ratio as well as with the interest coverage ratio covenants. Because the Company remained in compliance with these financial covenants, as of January 1, 2011, the Company had access to the full $250.0 million under the Line of Credit (subject to compliance with other terms of the Line of Credit).

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of December 31, 2010, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

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

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2.2 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $0.3 million as of December 31, 2010, which was included in other current assets in the accompanying consolidated balance sheet.

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

During 2010, the Company repurchased approximately 88,000 shares of its common stock under the November 2007 repurchase program at an average cost per share of $8.32 for a total cost of $0.7 million. The Company acquired these shares to satisfy the Company’s tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2010, the Company remained authorized to repurchase up to an additional $75.2 million of its common stock under this program.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of December 31, 2010 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations(1)	$88.1	$41.9	$37.7	$8.5	$—
Dividends on convertible preferred stock(2)	15.3	10.5	4.8	—	—
Operating leases(3)	39.6	12.5	14.2	7.5	5.4
Uncertain tax contingencies(4)	9.1	—	0.2	5.5	3.4

Total	$152.1	$64.9	$56.9	$21.5	$8.8

(1)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(2)	The Company may elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. Given these factors, if the Company elects to mandatorily convert any preferred stock, it will make a payment on the preferred stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on preferred stock (see Note 4 to the Consolidated Financial Statements—“Preferred Stock Offering” in this Form 10-K). The amounts included in the table above represent the Company’s total commitment to pay preferred dividends through June 15, 2012 should it opt to mandatorily convert any preferred stock. However, if the preferred stock were to remain outstanding subsequent to June 15, 2012, the Company would be required to continue to pay dividends subject to the terms and conditions of the preferred stock. These additional dividends are not reflected in this table.
(3)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under noncancelable operating leases.
(4)	Amount represents total uncertain income tax positions pursuant to the adoption of ASC Topic 740-25-6. For further discussion see Note 16 to the Consolidated Financial Statements—“Income Taxes” in this Form 10-K.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. In addition, in connection with the uPlay asset acquisition, the Company could be required to pay an additional purchase price of up to $10.0 million based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011 (see Note 7 “Business Acquisitions” to the Consolidated Financial Statements). As of December 31, 2010, based on the Company’s preliminary assessment of certain performance indicators in connection with the sale of uPlay products, the probability of the Company fulfilling this additional purchase price obligation at the end of the three year period ending December 31, 2011, is remote. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2010 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 17 “Commitments and Contingencies” to the Notes to Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

At December 31, 2010, the Company had total outstanding commitments on non-cancelable operating leases of approximately $39.6 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 8 years expiring at various dates through February 2018, with options to renew at varying terms.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company uses derivative financial instruments for hedging purposes to limit its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with creditworthy banks, including the banks that are parties to the Company’s Line of Credit (see Note 10 “Financing Arrangements” to the Notes of the Consolidated Financial Statements). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from its Line of Credit.

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies) (see Note 11 “Derivatives and Hedging” to the Notes to Consolidated Financial Statements). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts (“foreign currency exchange contracts”) to hedge transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars, Australian Dollars and Korean Won. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.

Foreign currency exchange contracts are used only to meet the Company’s objectives of offsetting gains and losses from foreign currency exchange exposures with gains and losses from the contracts used to hedge them in order to reduce volatility of earnings. The extent to which the Company’s hedging activities mitigate the effects of changes in foreign currency exchange rates varies based upon many factors, including the amount of transactions being hedged. The Company generally only hedges a limited portion of its international transactions. Foreign currency rates for financial reporting purposes had a significant positive impact upon the Company’s consolidated reported financial results in 2010 compared to 2009 (see above, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A and “Results of Operations” contained in Item 7). The Company does not enter into foreign currency exchange contracts for speculative purposes. Foreign currency exchange contracts generally mature within twelve months from their inception.

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At December 31, 2010, 2009 and 2008, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $314.2 million, $101.7 million and $23.7 million, respectively. At December 31, 2010 and 2009, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2010 through its foreign currency exchange contracts.

The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $33.6 million at December 31, 2010. The portion of the estimated loss associated with foreign currency exchange contracts that offset the remeasurement gain and loss of the related foreign currency denominated assets and liabilities is $33.6 million at December 31, 2010 and would impact earnings. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its Line of Credit (see Note 10 “Financing Arrangements” to the Consolidated Financial Statements). Outstanding borrowings under the Line of Credit accrue interest at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by an increase of 10% in interest rates would be nominal over a twelve month period.

Item 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, together with the report of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-44.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2010, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework. Based on that assessment, management concluded that as of December 31, 2010, the Company’s internal control over financial reporting was effective based on the COSO criteria.

Changes in Internal Control over Financial Reporting. During the fourth quarter ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Callaway Golf Company

Carlsbad, California

We have audited the internal control over financial reporting of Callaway Golf Company and its subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated February 28, 2011, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 28, 2011

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Commission within 120 days after the end of fiscal year 2010 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.	Executive Compensation

The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers and Directors,” “Compensation Discussion and Analysis,” “Report of the Compensation and Management Succession Committee” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2010 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal year 2010 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the number of stock options and shares underlying Restricted Stock Units (RSUs) outstanding and authorized for issuance under all equity compensation plans of the Company, and the number of shares that could be issued under the Company’s Employee Stock Purchase Plan as of December 31, 2010. See Note 14 “Share-Based Compensation” to the Notes to Consolidated Financial Statements for further discussion of the equity plans of the Company.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of RSUs		Weighted Average Exercise Price of Outstanding Options(5)	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders (including ESPP)(1)	8,872	(4)	$11.23	4,879	(2)
Equity Compensation Plans Not Approved by Shareholders(3)	2,129	(3)	$17.28	—

Total	11,001		$12.55	4,879	(2)

(1)	Consists of the following plans: 1991 Stock Incentive Plan, 1996 Stock Option Plan, 2001 Non-Employee Directors Stock Incentive Plan and 2004 Incentive Plan and Employee Stock Purchase Plan. No shares are available for grant under the 1991 Stock Incentive Plan or the 1996 Stock Option Plan at December 31, 2010. The 2001 Non-Employee Directors Stock Incentive Plan permits the award of stock options, restricted stock and restricted stock units. The 2004 Incentive Plan permits the award of stock options, restricted stock, performance units and various other stock-based awards.

(2)	Includes 2,069,630 shares reserved for issuance under the Employee Stock Purchase Plan. During 2010 and 2009, the Company issued 408,793 and 421,499 shares, respectively, of its common stock under the Employee Stock Purchase Plan.
(3)	Consists of 1,678,798 shares underlying stock options issuable from the 1995 Employee Stock Incentive Plan (the “1995 Plan”) and 450,000 shares underlying stock options issuable from the 1992 Promotion, Marketing and Endorsement Stock Incentive Plan (the “Promotion Plan”). In connection with shareholder approval of the 2004 Incentive Plan, the Company agreed that no further grants would be made under the 1995 Plan or the Promotion Plan. No grants have been made under the 1995 Plan since May 2004 or under the Promotion Plan since March 2002.
(4)	Includes 6,962,937 and 1,134,121 shares underlying stock options and RSUs, respectively, issuable from the 2004 Incentive Plan; 194,000 and 134,763 shares underlying stock options and RSUs, respectively, issuable from the 2001 Non-Employee Directors Stock Incentive Plan; 25,000 shares underlying stock options issuable from the 1991 Stock Incentive Plan and 421,500 shares underlying stock options issuable from the 1996 Stock Option Plan. Does not include shares under the Employee Stock Purchase Plan.
(5)	Does not include shares underlying RSUs, which do not have an exercise price, or shares under the Employee Stock Purchase Plan.

Equity Compensation Plans Not Approved By Shareholders

The Company has the following equity compensation plans which were not approved by shareholders: the 1995 Employee Stock Incentive Plan (the “1995 Plan”) and the 1992 Promotion, Marketing and Endorsement Stock Incentive Plan (the “Promotion Plan”). No shares are available for grant under the 1995 Plan or the Promotion Plan at December 31, 2010. No grants have been made under the 1995 Plan since May 2004 or under the Promotion Plan since March 2002. For additional information, see Note 14 “Share-Based Compensation” to the Notes to Consolidated Financial Statements.

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

The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers and Directors—Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Transactions with Related Persons,” and “Board of Directors and Corporate Governance” to be filed with the Commission within 120 days after the end of fiscal year 2010 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of fiscal year 2010 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-44:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2010 and 2009;

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008;

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008;

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008;

Notes to Consolidated Financial Statements; and

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

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

3.3	Amended and Restated Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 5, 2010 (file no. 1-10962).

4.1	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

4.2	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

Executive Compensation Contracts/Plans

10.1	Callaway Golf Company Second Amended and Restated Chief Executive Officer Employment Agreement, effective as of December 3, 2009, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.56 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 9, 2009 (file no. 1-10962).

10.2	First Amendment to Second Amended and Restated Chief Executive Officer Employment Agreement, effective as of April 19, 2010, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 23, 2010 (file no. 1-10962).

10.3	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.4	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 27, 2009 (file no. 1-10962).

10.5	Second Amendment to Officer Employment Agreement, effective as of April 30, 2010, by and between Callaway Golf Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.56 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 23, 2010 (file no. 1-10962).

10.6	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.7	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 27, 2009 (file no. 1-10962).

10.8	Second Amendment to Officer Employment Agreement, effective as of April 30, 2010, by and between Callaway Golf Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 23, 2010 (file no. 1-10962).

10.9	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.10	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 27, 2009 (file no. 1-10962).

10.11	Second Amendment to Officer Employment Agreement, effective as of April 30, 2010, by and between Callaway Golf Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 23, 2010 (file no. 1-10962).

10.12	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and Thomas Yang, incorporated herein by this reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.13	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Thomas Yang, incorporated herein by this reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 27, 2009 (file no. 1-10962).

10.14	Second Amendment to Officer Employment Agreement, effective as of April 30, 2010, by and between Callaway Golf Company and Thomas T. Yang, incorporated herein by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 23, 2010 (file no. 1-10962).

10.15	Officer Employment Agreement, effective as of May 1, 2008, by and between Callaway Golf Company and Jeffrey M. Colton, as amended on January 26, 2009 and further amended on August 7, 2009, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Commission on November 3, 2009 (file no. 1-10962).

10.16	Form of Notice of Grant of Stock Option and Option Agreement for Officers, incorporated herein by this reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.17	Form of Notice of Stock Option Grant for Officers, incorporated herein by this reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.18	Form of Notice of Grant of Stock Option and Option Agreement, incorporated herein by this reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.19	Form of Restricted Stock Unit Grant, incorporated herein by this reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.20	Form of Performance Unit Grant, incorporated herein by this reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.21	Form of Phantom Stock Units Agreement, incorporated herein by this reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 30, 2009 (file no. 1-10962).

10.22	Form of Notice of Grant and Agreement for Contingent Stock Option/SAR, incorporated herein by this reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 26, 2009 (file no. 1-10962).

10.23	Form of Notice of Grant of Stock Option and Option Agreement for Non-Employee Directors, incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.24	Form of Non-Employee Director Restricted Stock Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Commission on March 1, 2007 (file no. 1-10962).

10.25	Form of Restricted Stock Grant, incorporated herein by this reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, as filed with the Commission on January 26, 2010 (file no. 1-10962).

10.26	Cash Unit Grant Agreement, effective as of September 3, 2008, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 5, 2008 (file no. 1-10962).

10.27	Callaway Golf Company 2001 Non-Employee Directors Stock Incentive Plan (Amended and Restated Effective as of June 6, 2006), incorporated herein by this reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 9, 2006 (file no. 1-10962).

10.28	Callaway Golf Company Non-Employee Directors Stock Option Plan (As Amended and Restated August 15, 2000), incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.29	Callaway Golf Company 1996 Stock Option Plan (As Amended and Restated May 3, 2000), incorporated herein by this reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).

10.30	Callaway Golf Company 1995 Employee Stock Incentive Plan (As Amended and Restated November 7, 2001), incorporated herein by this reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).

10.31	Callaway Golf Company 1991 Stock Incentive Plan (as Amended and Restated August 15, 2000), incorporated herein by this reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.32	Callaway Golf Company Employee Stock Purchase Plan (as Amended and Restated Effective as of February 1, 2006), incorporated herein by this reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.33	Callaway Golf Company Amended and Restated 2004 Incentive Plan (effective May 19, 2009), incorporated herein by this reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 3, 2009 (file no. 1-10962).

10.34	Callaway Golf Company 2009 Senior Management Incentive Program, incorporated herein by this reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 10, 2009 (file no. 1-10962).

10.35	Callaway Golf Company 2010 Senior Management Incentive Program, incorporated herein by this reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 28, 2010 (file no. 1-10962).

10.36	Indemnification Agreement, dated January 25, 2010, between the Company and Adebayo O. Ogunlesi incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, as filed with the Commission on January 26, 2010 (file no. 1-10962).

10.37	Indemnification Agreement, dated March 4, 2009, between the Company and John F. Lundgren, incorporated herein by this reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 10, 2009 (file no. 1-10962).

10.40	Indemnification Agreement, dated April 7, 2004, between the Company and Anthony S. Thornley, incorporated herein by this reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.41	Indemnification Agreement, dated as of April 21, 2003, between the Company and Samuel H. Armacost, incorporated herein by this reference to Exhibit 10.57 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.42	Indemnification Agreement, dated as of April 21, 2003, between the Company and John C. Cushman, III, incorporated herein by this reference to Exhibit 10.58 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.43	Indemnification Agreement, effective June 7, 2001, between the Company and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).

10.44	Indemnification Agreement, dated July 1, 1999, between the Company and Yotaro Kobayashi, incorporated herein by this reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

10.45	Indemnification Agreement, dated July 1, 1999, between the Company and Richard L. Rosenfield, incorporated herein by this reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

Other Contracts

10.46	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 28, 2008 by and among Callaway Golf Company, Bank of America, N.A. (as Administrative Agent, Swing Line Lender and L/C Issuer) and certain other lenders named therein, incorporated herein by this reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 1, 2008 (file no. 1-10962).

10.47	Third Amendment to Amended and Restated Credit Agreement dated as of February 15, 2007 by and among Callaway Golf Company, Bank of America, N.A. (as Administrative Agent, Swing Line Lender and L/C Issuer), and certain other lenders named therein, incorporated herein by this reference to Exhibit 10.64 to the Company’s Current Report on Form 8-K, dated as of February 15, 2007, as filed with the Commission on February 21, 2007 (file no. 1-10962).

10.48	Second Amendment to Amended and Restated Credit Agreement dated as of January 23, 2006 between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party to the Amended and Restated Credit Agreement dated November 5, 2004, incorporated herein by this reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K, dated as of January 23, 2006, as filed with the Commission on January 27, 2006 (file no. 1-10962).

10.49	First Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2005, between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party to the Amended and Restated Credit Agreement dated November 5, 2004, incorporated herein by this reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K, dated as of March 31, 2005, as filed with the Commission on April 6, 2005 (file no. 1-10962).

10.50	Amended and Restated Credit Agreement, dated as of November 5, 2004, between the Company and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Banc of America Securities LLC, as Sole Lead Manager and Sole Book Manager, and the other lenders party to the Amended and Restated Credit Agreement, incorporated herein by this reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 9, 2004 (file no. 1-10962).

12.1	Ratio of Combined Fixed Charges and Preference Dividends to Earnings.†

21.1	List of Subsidiaries.†

23.1	Consent of Deloitte & Touche LLP.†

24.1	Form of Limited Power of Attorney.†

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Included in this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ GEORGE FELLOWS
George Fellows President and Chief Executive Officer

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/S/ GEORGE FELLOWS George Fellows	President and Chief Executive Officer, Director	February 28, 2011

Principal Financial Officer and Principal Accounting Officer:

/S/ BRADLEY J. HOLIDAY Bradley J. Holiday	Senior Executive Vice President and Chief Financial Officer	February 28, 2011

Directors:

/S/ SAMUEL H. ARMACOST Samuel H. Armacost	Director	February 28, 2011

* Ronald S. Beard	Chairman of the Board	February 28, 2011

/S/ JOHN C. CUSHMAN, III John C. Cushman, III	Director	February 28, 2011

* Yotaro Kobayashi	Director	February 28, 2011

/S/ RICHARD L. ROSENFIELD Richard L. Rosenfield	Director	February 28, 2011

/S/ ANTHONY S. THORNLEY Anthony S. Thornley	Director	February 28, 2011

/S/ JOHN F. LUNDGREN John F. Lundgren	Director	February 28, 2011

*By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Callaway Golf Company

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Callaway Golf Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

February 28, 2011

CALLAWAY GOLF COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$55,043	$78,314
Accounts receivable, net	144,643	139,776
Inventories	268,591	219,178
Deferred taxes, net	24,393	21,276
Income taxes receivable	10,235	19,730
Other current assets	41,703	34,713

Total current assets	544,608	512,987
Property, plant and equipment, net	129,601	143,436
Intangible assets, net	131,327	142,904
Goodwill	30,630	31,113
Deferred taxes, net (Note 16)	11,874	10,463
Other assets	36,939	35,027

	$884,979	$875,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$139,312	$118,294
Accrued employee compensation and benefits	26,456	22,219
Accrued warranty expense	8,427	9,449
Other current liabilities	971	1,492

Total current liabilities	175,166	151,454
Long-term liabilities:
Income taxes payable	8,554	11,597
Deferred taxes, net	1,376	1,243
Long-term compensation and other	4,037	1,754
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 1,400,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	14	14
Common stock, $.01 par value, 240,000,000 shares authorized, 66,317,049 shares and 66,295,961 shares issued at December 31, 2010 and 2009, respectively	663	663
Additional paid-in capital	263,774	257,486
Retained earnings	442,405	474,379
Accumulated other comprehensive income	13,564	6,240
Less: Grantor Stock Trust held at market value, 291,341 shares and 983,275 shares at December 31, 2010 and 2009, respectively	(2,351)	(7,414)
Less: Common stock held in treasury, at cost, 1,910,646 shares and 1,823,367 shares at December 31, 2010 and 2009, respectively	(24,835)	(24,110)

Total Callaway Golf Company shareholders’ equity	693,234	707,258

Non-controlling interest in consolidated entity (Note 6)	2,612	2,624

Total shareholders’ equity	695,846	709,882

Total liabilities and shareholders’ equity	$884,979	$875,930

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net sales	$967,656	$950,799	$1,117,204
Cost of sales	602,160	607,036	630,371

Gross profit	365,496	343,763	486,833
Selling expenses	257,285	260,597	287,802
General and administrative expenses	90,884	81,487	85,473
Research and development expenses	36,383	32,213	29,370
Impairment charge	7,547	—	—

Total operating expenses	392,099	374,297	402,645
Income (loss) from operations	(26,603)	(30,534)	84,188
Interest income	2,886	1,807	2,312
Interest expense	(848)	(1,754)	(4,666)
Other income (expense), net	(10,997)	878	(449)
Change in energy derivative valuation account (Note 11)	—	—	19,922

Income (loss) before income taxes	(35,562)	(29,603)	101,307
Income tax provision (benefit)	(16,758)	(14,343)	35,131

Net income (loss)	(18,804)	(15,260)	66,176
Dividends on convertible preferred stock	10,500	5,688	—

Net income (loss) allocable to common shareholders	$(29,304)	$(20,948)	$66,176

Earnings (loss) per common share:
Basic	$(0.46)	$(0.33)	$1.05
Diluted	$(0.46)	$(0.33)	$1.04
Weighted-average common shares outstanding:
Basic	63,902	63,176	63,055
Diluted	63,902	63,176	63,798

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(18,804)	$(15,260)	$66,176
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,949	40,748	37,963
Impairment charge	7,547	—	—
Deferred taxes	(3,788)	3,424	13,977
Compensatory stock and stock options	9,588	8,756	6,375
Loss (gain) on disposal of long-lived assets	177	(594)	510
Non-cash change in energy derivative valuation account	—	—	(19,922)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,096)	(11,567)	(18,133)
Inventories	(38,824)	47,415	(14,847)
Other assets	(9,896)	8,380	(13,795)
Accounts payable and accrued expenses	13,012	(19,713)	20,122
Accrued employee compensation and benefits	2,595	(5,179)	(17,925)
Accrued warranty expense	(1,022)	(2,165)	(772)
Income taxes receivable and payable	8,356	(6,567)	(10,234)
Other liabilities	1,838	(4,807)	(7,790)

Net cash provided by operating activities	9,632	42,871	41,705

Cash flows from investing activities:
Capital expenditures	(22,216)	(38,845)	(51,005)
Acquisitions, net of cash acquired	—	—	(9,797)
Other investing activities	(2,581)	166	(718)

Net cash used in investing activities	(24,797)	(38,679)	(61,520)

Cash flows from financing activities:
Issuance of common stock	2,954	2,562	4,708
Issuance of preferred stock	—	140,000	—
Equity issuance costs	(54)	(6,031)	—
Dividends paid, net	(13,067)	(11,590)	(17,794)
Acquisition of treasury stock	—	—	(23,650)
Proceeds from (payments on) credit facilities, net	—	(90,000)	53,493
Other financing activities	(650)	172	307

Net cash provided by (used in) financing activities	(10,817)	35,113	17,064

Effect of exchange rate changes on cash and cash equivalents	2,711	672	(8,787)

Net increase (decrease) in cash and cash equivalents	(23,271)	39,977	(11,538)
Cash and cash equivalents at beginning of year	78,314	38,337	49,875

Cash and cash equivalents at end of year	$55,043	$78,314	$38,337

Supplemental disclosures:
Cash paid for interest and fees	$(568)	$(1,563)	$(4,346)
Cash received (paid) for income taxes	$13,849	$8,974	$(27,483)
Dividends payable	$438	$438	$—

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Callaway Golf Shareholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Grantor Stock Trust	Treasury Stock		Non-controlling Interest	Total	Comprehensive Income / (Loss)
	Shares	Amount	Shares	Amount						Shares	Amount
Balance, December 31, 2007	—	$—	66,282	$663	$111,953	$(2,158)	$470,469	$18,904	$(31,601)	—	$—	$1,978	$570,208	$62,356

Exercise of stock options	—	—	—	—	(442)	—	—	—	1,901	—	—	—	1,459
Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(610)	—	—	—	—	—	—	—	(610)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	—	—	(1,769)	(23,650)	—	(23,650)
Compensatory stock and stock options	—	—	(6)	—	4,496	1,879	—	—	—	—	—	—	6,375
Employee stock purchase plan	—	—	—	—	(382)	—	—	—	3,631	—	—	—	3,249
Cash dividends	—	—	—	—	—	—	(17,794)	—	—	—	—	—	(17,794)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	(12,686)	—	—	—	12,686	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	(25,280)	—	—	—	—	(25,280)	$(25,280)
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	1,201	1,201
Net income	—	—	—	—	—	—	66,176	—	—	—	—	(966)	65,210	66,176

Balance, December 31, 2008	—	$—	66,276	$663	$102,329	$(279)	$518,851	$(6,376)	$(13,383)	(1,769)	$(23,650)	$2,213	$580,368	$40,896

Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(237)	—	—	—	—	—	—	—	(237)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	—	—	(54)	(460)	—	(460)
Compensatory stock and stock options	—	—	20	—	7,338	279	—	—	322	—	—	—	7,939
Issuance of Preferred Stock	1,400	14	—	—	151,115	—	—	—	—	—	—	—	151,129
Reduction in carrying value of Preferred Stock held at redemption value (Note 4)	—	—	—	—	—	—	(17,160)	—	—	—	—	—	(17,160)
Employee stock purchase plan	—	—	—	—	(411)	—	—	—	2,973	—	—	—	2,562
Stock dividends	—	—	—	—	26	—	(24)	—	—	—	—	—	2
Cash dividends	—	—	—	—	—	—	(12,028)	—	—	—	—	—	(12,028)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	(2,674)	—	—	—	2,674	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	12,616	—	—	—	—	12,616	$12,616
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(64)	(64)
Net loss	—	—	—	—	—	—	(15,260)	—	—	—	—	475	(14,785)	(15,260)

Balance, December 31, 2009	1,400	$14	66,296	$663	$257,486	$—	$474,379	$6,240	$(7,414)	(1,823)	$(24,110)	$2,624	$709,882	$(2,644)

Exercise of stock options	—	—	—	—	(59)	—	—	—	538	—	—	—	479
Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(564)	—	—	—	—	—	—	—	(564)
Issuance of Restricted Common Stock	—	—	21	—	—	—	—	—	—	—	—	—	—
Issuance of Treasury Stock	—	—	—	—	—	—	—	—	—	(88)	(725)	—	(725)
Compensatory stock and stock options	—	—	—	—	7,341	—	—	—	1,571	—	—	—	8,912
Issuance of Preferred Stock	—	—	—	—	(54)	—	—	—	—	—	—	—	(54)
Employee stock purchase plan	—	—	—	—	(412)	—	—	—	2,887	—	—	—	2,475
Stock dividends	—	—	—	—	9	—	(103)	—	94	—	—	—	—
Cash dividends	—	—	—	—	—	—	(13,067)	—	—	—	—	—	(13,067)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	27	—	—	—	(27)	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	7,324	—	—	—	—	7,324	$7,324
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(358)	(358)
Net loss	—	—	—	—	—	—	(18,804)	—	—	—	—	346	(18,458)	(18,804)

Balance, December 31, 2010	1,400	$14	66,317	$663	$263,774	$—	$442,405	$13,564	$(2,351)	(1,911)	$(24,835)	$2,612	$695,846	$(11,480)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls. The Company also sells golf accessories such as golf bags, golf gloves, golf footwear, GPS on-course range finders, golf and lifestyle apparel, golf headwear, eyewear, golf towels and golf umbrellas. The Company generally sells its products to golf retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third-party distributors in the United States and in over 100 countries around the world. The Company also sells pre-owned Callaway Golf products through its website, www.callawaygolfpreowned.com and sells new Callaway Golf products through its website Shop.CallawayGolf.com. In addition, the Company licenses its name for golf and lifestyle apparel, travel gear and other golf accessories.

Note 2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include provisions for warranty, uncollectible accounts receivable, inventory obsolescence, sales returns, tax contingencies, estimates on the valuation of share-based awards and recoverability of long-lived assets and investments. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available. The Company evaluated all subsequent events through the time that it filed its consolidated financial statements in this Form 10-K with the Securities and Exchange Commission.

Recent Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 became effective in fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. The Company evaluated ASU 2009-17 and based on this analysis, the Company determined that the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. Based on the Company’s evaluation of this ASU, the adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. Based on the Company’s evaluation of this ASU, the adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

Revenue Recognition

Sales are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” as products are shipped to customers, net of an allowance for sales returns and sales programs. The criteria for recognition of revenue is met when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable and collectability is reasonably assured. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs.

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

Royalty income is recorded in net sales as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements. The Company recognized royalty income under its various licensing agreements of $5,831,000, $5,634,000 and $8,847,000 during 2010, 2009 and 2008, respectively.

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

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Beginning balance	$9,449	$11,614	$12,386
Provision	8,439	8,544	9,698
Claims paid/costs incurred	(9,461)	(10,709)	(10,470)

Ending balance	$8,427	$9,449	$11,614

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables and payables, forward foreign currency exchange and option contracts (see Note 11) and its financing arrangements (see Note 10). The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates. In addition, through October 1, 2009, the Company had a Company-owned life insurance policy in order to support a deferred compensation plan that was offered to certain employees. On October 1, 2009, the Company announced the termination of the plan (see Note 15).

Advertising Costs

The Company advertises primarily through television and print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2010, 2009 and 2008 were $48,432,000, $47,366,000 and $56,020,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs for 2010, 2009 and 2008 were $36,383,000, $32,213,000 and $29,370,000, respectively.

Foreign Currency Translation and Transactions

The Company’s foreign subsidiaries utilize their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into United States dollars using the current exchange rate at the balance sheet date for assets and liabilities and at the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in shareholders’ equity. Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur. The Company recorded net foreign currency transaction losses of $11,674,000 and $482,000 in 2010 and 2009, respectively, and net foreign currency transaction gains of $519,000 in 2008.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations.

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

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of goodwill and other indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. To determine fair value, the Company uses its internal cash flow estimates discounted at an appropriate rate, quoted market prices, royalty rates when available and independent appraisals when appropriate. During the fourth quarter of 2010, the Company completed its annual impairment test and fair value analysis of goodwill and other indefinite-lived intangible assets held throughout the year. As a result, the Company identified a pre-tax impairment charge of $7,547,000 related to trade names, trademarks and other intangible assets the Company acquired in 2003 as part of the acquisition of the assets of TFGC Estate, Inc. (f/k/a the Top-Flite Golf Company) (see Note 9).

Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC Topic 360-10-05 discussed above. See Note 9 for further discussion of the Company’s goodwill and intangible assets.

Investments

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Investments that do not have readily determinable fair values are stated at cost and are reported in other assets.

The Company monitors investments for impairment in accordance with ASC Topic 325-35-2, “Impairment” and ASC Topic 320-35-17 through 35-35, “Scope of Impairment Guidance.” See Note 5 for further discussion of the Company’s investments.

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

The Company records compensation expense for Restricted Stock Awards and Restricted Stock Units (collectively “restricted stock”) based on the estimated fair value of the award on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the award date multiplied by the number of shares underlying the restricted stock awarded. Total compensation expense is recognized on a straight-line basis over the vesting period.

Phantom Stock Units are a form of share-based awards that are indexed to the Company’s stock and are settled in cash. They are accounted for as liabilities, which are initially measured based on the estimated fair value of the awards on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the award date multiplied by the number of shares underlying the phantom stock awarded. The liabilities are subsequently remeasured based on the fair value of the awards at the end of each interim reporting period through the settlement date of the awards. Total compensation expense is recognized on a straight-line basis over the vesting period.

Income Taxes

Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740 and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. In evaluating the ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing prudent and feasible tax planning strategies and recent financial operations. These assessments require significant judgment about future financial forecasts that are required to be consistent with the plans and estimates used to manage the underlying business. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be a charge to income in the period such determination was made.

Pursuant to ASC Topic 740-25-6, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. As required under applicable accounting rules, the Company accrues an amount for its estimate of additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. For further information, see Note 16 “Income Taxes.”

Other Income (Expense), Net

Interest and other income, net primarily includes gains and losses on foreign currency transactions, interest income, and gains and losses on investments to fund the deferred compensation plan. The components of interest and other income, net are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Foreign currency (losses) gains	$(11,674)	$(482)	$519
Gains (losses) on deferred compensation plan assets	199	867	(1,925)
Other	478	493	957

	$(10,997)	$878	$(449)

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for the Company include net income and foreign currency translation adjustments. Since the Company has met the indefinite reversal criteria, it does not accrue income taxes on foreign currency translation adjustments. The total equity adjustment from foreign currency translation included in accumulated other comprehensive income was income of $13,564,000 and $6,240,000 as of December 31, 2010 and 2009, respectively.

Segment Information

The Company’s operating segments are organized on the basis of products and consist of Golf Clubs and Golf Balls. The Golf Clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, GPS on-course range finders, other golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The Golf Balls segment consists primarily of Callaway Golf and Top-Flite golf balls that are designed, manufactured and sold by the Company. The Company also discloses information about geographic areas. This information is presented in Note 19.

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

The Company operates in the golf equipment industry and primarily sells its products to golf equipment retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants, directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. At December 31, 2010, no single customer in the United States represented over 10% of the Company’s outstanding accounts receivable balance. Managing customer-related credit risk is more difficult in regions outside of the United States. During 2010, approximately 52% of the Company’s net sales were made in regions outside of the United States, compared to 50% in both 2009 and 2008. Prolonged unfavorable economic conditions in the United States or in the Company’s international markets could significantly increase the Company’s credit risk.

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

Note 3. Restructuring Initiatives

In the fourth quarter of 2006, the Company began the implementation of certain gross margin improvement initiatives. Since its inception and through the end of 2009, these initiatives primarily consisted of process improvements in the procurement of direct materials, including all components used in finished products, and the procurement of indirect goods and services as well as value engineering and automation to create efficiencies within the Company’s operational areas. In 2010, the Company began the implementation of the next phase of the gross margin improvement initiatives, which (as discussed below) targets the Company’s manufacturing and distribution processes including streamlining the process in which the Company distributes components and finished goods worldwide (the “Global Operations Strategy”). The Company expects to continue implementing this phase of the gross margin improvement initiatives through 2011.

Global Operations Strategy

During the third quarter of 2010, as part of the Company’s Global Operations Strategy, the Company announced the restructuring of its golf club and golf ball manufacturing and distribution operations. This restructuring, which is designed to add speed and flexibility to customer service demands, optimize efficiencies, and facilitate long-term gross margin improvements, includes the reorganization of the Company’s manufacturing and distribution centers located in Carlsbad, California, Toronto, Canada, and Chicopee, Massachusetts, the creation of third-party logistics sites in Dallas, Texas and Toronto, Canada, as well as the establishment of a new production facility in Monterrey, Mexico. It is estimated that the restructuring will take approximately 18 months to complete from the time of its announcement. The Company intends to maintain limited manufacturing and distribution facilities in Carlsbad, California and Chicopee, Massachusetts.

As a result of this restructuring, the Company has recognized and will recognize non-cash charges for the acceleration of depreciation on certain golf club and golf ball manufacturing equipment and cash charges related to severance benefits and transition costs, which consist primarily of consulting expenses, costs associated with redundancies during the start-up and training phase of the new production facility in Monterrey, Mexico, start-up costs associated with the establishment of third-party logistics sites, travel expenses, and costs associated with the transfer of inventory and equipment.

For the twelve months ended December 31, 2010, the Company recorded pre-tax charges of $14,816,000 in connection with this restructuring, of which $12,827,000 and $1,989,000 was recognized within cost of goods sold and general and administrative expenses, respectively, and of which $12,065,000 and $762,000 was absorbed by the Company’s golf clubs and golf balls segments, respectively. Charges related to corporate general and administrative expenses were excluded from the Company’s operating segments.

The Company currently estimates that the total costs related to this restructuring will be approximately $35,000,000-$40,000,000, including the amounts recognized during the twelve months ended December 31, 2010. As of December 31, 2010, the total future estimated charges are $23,000,000, of which approximately $20,000,000 will be settled in cash and approximately $3,000,000 will be non-cash charges, and $17,000,000 and $6,000,000 will be absorbed by the golf clubs and golf balls segments, respectively. These estimated charges reflect the Company’s best estimate as of the filing of this report based upon the Company’s current plans. Any change in the Company’s plans during implementation, or any delays, difficulties, or change in costs associated with the implementation of these initiatives, could affect the estimated amounts or timing of the charges.

The table below depicts the activity and liability balances recorded as part of this restructuring as well as the current estimated future charges relating to this restructuring. Amounts payable as of December 31, 2010 were included within accounts payable and accrued expenses, and accrued employee compensation and benefits on the Company’s consolidated balance sheet.

	Workforce Reductions	Transition Costs	Asset Write-offs	Total
	(In thousands)
Charges to cost and expense	$5,177	$7,861	$1,778	$14,816
Non-cash items	—	—	(1,778)	(1,778)
Cash payments	(1,909)	(7,477)	—	(9,386)

Restructuring payable balance, December 31, 2010	$3,268	$384	$—	$3,652

Total future estimated charges as of December 31, 2010	$8,000	$12,000	$3,000	$23,000

Golf Ball Manufacturing Consolidation

In connection with the Company’s gross margin improvement initiatives and its actions to improve the profitability of its golf ball business, the Company has taken actions to consolidate its golf ball operations into other existing locations. As a result of these initiatives, in May 2008, the Company announced the closure of its golf ball manufacturing facility in Gloversville, New York. This closure resulted in the recognition of non-cash charges for the write-down of the manufacturing facility to its fair value and the acceleration of depreciation on certain golf ball manufacturing equipment, and cash charges related to severance benefits and facility costs. In the aggregate through December 31, 2010, the Company recorded pre-tax charges of $5,031,000 in connection with the closure of this facility. The remaining liability as of December 31, 2010, represents estimated costs for certain ongoing facility costs. In addition, the Company expects to incur additional charges of approximately $159,000 in 2011, primarily related to ongoing facility costs.

The activity and liability balances recorded as part of the Company’s golf ball manufacturing consolidation were as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Charges to cost and expense	$1,295	$2,959	$4,254
Non-cash items	—	(1,798)	(1,798)
Cash payments	(1,162)	(890)	(2,052)

Restructuring payable balance, December 31, 2008	$133	$271	$404
Charges to cost and expense	5	268	273
Cash payments	(138)	(417)	(555)

Restructuring payable balance, December 31, 2009	$—	$122	$122
Charges to cost and expense	—	504	504
Non-cash items	—	(390)	(390)
Cash payments	—	(120)	(120)

Restructuring payable balance, December 31, 2010	$—	$116	$116

Note 4. Preferred Stock Offering

On June 15, 2009, the Company sold 1,400,000 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140,000,000 and incurred costs of $6,085,000, which were recorded as an offset to additional paid in capital in the consolidated statement of shareholders’ equity. The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of December 31, 2010, the liquidation preference would have been $140,438,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

The preferred stock is generally convertible at any time at the holder’s option into common stock of the Company at an initial conversion rate of 14.1844 shares of Callaway Golf’s common stock per share of preferred stock, which is equivalent to an initial conversion price of approximately $7.05 per share. Based on the initial conversion rate, approximately 19,900,000 shares of common stock would be issuable upon conversion of all of the outstanding shares of preferred stock.

The Company may also elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. If the Company elects to mandatorily convert any preferred stock, it will make an additional payment on the preferred stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on the preferred stock. As of December 31, 2010, this amount would have been $15,313,000.

On or after June 20, 2012, the Company, at its option, may redeem the preferred stock, in whole or in part, at a price equal to 100% of the liquidation preference, plus all accrued and unpaid dividends. The preferred stock has no maturity date and has no voting rights prior to conversion into the Company’s common stock, except in limited circumstances.

Note 5. Investments

Investment in Golf Entertainment International Limited Company

Through December 31, 2010, the Company had a $10,000,000 investment in preferred shares of Golf Entertainment International Limited (“GEI” or “TopGolf”), the owner and operator of TopGolf entertainment centers. The Company accounted for this investment in accordance with ASC Topic 325, “Investments—Other” using the cost method, as the Company owned less than a 20% interest in GEI and did not have the ability to significantly influence the operating and financial policies of GEI. Accordingly, this investment was recorded at cost and is included in other long-term assets in the accompanying consolidated balance sheets as of December 31, 2010 and 2009.

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

Since 2007, the Company, along with other GEI shareholders, have entered into certain loan agreements with GEI. The amounts loaned to GEI may be used for any corporate purpose, including capital projects as well as operational needs. In connection with the loans, the Company has received underwriting fees and will receive annual interest at market rates on the loaned amounts. As of December 31, 2010, the Company funded a combined total of $10,600,000 under the loan agreements, which includes accrued interest and fees of $4,702,000. As of December 31, 2010, the Company has reached its maximum funding commitments under the loan agreements with GEI and therefore has no remaining funding commitments under these loans. The loan agreements provide for the option, at the Company’s discretion, to convert up to 100 percent of the loan amounts, including accrued fees and interest, funded by the Company into convertible preferred shares. The total amount funded under the loan agreements combined with accrued interest and fees are included in other long-term assets in the accompanying consolidated balance sheets as of December 31, 2010 and 2009.

As of December 31, 2010, GEI had not repaid any amounts under the loans. The table below summarizes the principal amounts under the loans as well as accrued interest and fees as of December 31, 2010 (in thousands).

Convertible Shareholder Loan No.	Maximum Funding Commitment	Date of Funding	Amount Funded	Fees	Principal Balance	Accrued Interest	Total Investment	Interest and Fees Received
Loan 1	$2,129	Sept 2007	$1,150	$160	$1,310	$761	$2,071	$—
		Oct 2007	802	17	819	460	1,279	—
Loan 2	2,288	Dec 2007	1,232	268	1,500	775	2,275	—
		Sept 2008	764	24	788	288	1,076	—
Loan 3	650	Jan 2009	—	650	650	390	1,040	—
Loan 4	500	Jan 2010	500	—	500	130	630	—
Loan 5	250	Feb 2010	250	—	250	60	310	—
Loan 6	1,200	Mar 2010	1,200	—	1,200	241	1,441	—
Loan 7	400	Apr 2010	—	400	400	78	478	—

	$7,417		$5,898	$1,519	$7,417	$3,183	$10,600	$—

The Company periodically evaluates the recoverability of the carrying amount of this investment whenever events or changes in circumstances indicate that the carrying amount of this investment may not be fully recoverable or exceeds its fair value. Late in the fourth quarter of 2010, the Company was informed that third party investors would be making a significant investment in GEI to fund GEI’s site expansion and for other working capital purposes. The Company was also informed that the reincorporation of GEI from the United Kingdom to the United States would be completed in early January 2011. In connection with these transactions, the Company agreed to the conversion of all shareholder loans into preferred stock in early January 2011 and consequently, the Company received full value for the principal and accrued fees and interest in the form of additional preferred stock of GEI. As a result, the Company, with the assistance of an external valuation firm, conducted a valuation analysis of the Company’s investment in GEI assuming the loans were converted into preferred stock. The valuation consisted of a market approach model as well as a discounted cash flow model. The valuation analysis was completed in January 2011, (following the third party investments, the reincorporation, and the loan conversions) and concluded that the fair value of the Company’s investment in GEI with all loans converted into preferred stock exceeded the carrying value of the Company’s investment. The Company will continue to monitor the recoverability of this investment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or exceeds its fair value. Following the additional investments and the loan conversions, the Company’s percentage ownership decreased in TopGolf International, Inc. (successor-in-interest to Golf Entertainment International Limited). As such, the Company will continue to account for its investment using the cost method under ASC Topic 325.

In addition to the investment and loans referenced above, in April 2010 the Company entered into an arrangement to provide collateral in the form of a letter of credit up to $8,000,000 for a loan that was issued to GEI. The Company did not renew this letter of credit, which expired in February 2011.

Note 6. Non-Controlling Interests

Investment in Qingdao Suntech Sporting Goods Limited Company

In October 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated financial statements for the years ended December 31, 2010, 2009 and 2008, in accordance with ASC Topic 810, “Consolidations.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which $2,188,000 was outstanding as of December 31, 2010. The Company recorded the loan in other long-term assets in the accompanying consolidated balance sheets.

Note 7. Business Acquisitions

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

In connection with this purchase, the Company could be required to pay an additional purchase price not to exceed $10,000,000 based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011. As of December 31, 2010, based on the Company’s preliminary assessment of certain performance indicators in connection with the sale of uPlay products, the probability of the Company fulfilling this additional purchase price obligation at the end of the three year period ending December 31, 2011, is remote. However, in the event that a portion of this obligation is met, any such additional purchase price paid at the end of the three year period will be recorded as goodwill. The allocation of the aggregate acquisition costs is as follows (in thousands):

Assets Acquired:
Cash	$198
Accounts receivable	720
Inventory	337
Property, plant and equipment	225
Database and technology	7,900
Trademarks and trade names	540
Non-compete agreements	760
Other	68
Goodwill (Note 9)	629
Liabilities:
Current liabilities	(1,293)

Total net assets acquired	$10,084

The pro-forma effects of the uPlay, LLC asset acquisition would not have been material to the Company’s results of operations for fiscal 2008 and, therefore, are not presented.

Note 8. Selected Financial Statement Information

	December 31,
	2010	2009
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$154,054	$149,246
Allowance for doubtful accounts	(9,411)	(9,470)

	$144,643	$139,776

Inventories:
Raw materials	$48,804	$53,688
Work-in-process	1,585	451
Finished goods	218,202	165,039

	$268,591	$219,178

Property, plant and equipment, net:
Land	$11,784	$11,636
Buildings and improvements(1)	109,217	112,120
Machinery and equipment	172,051	169,810
Furniture, computers and equipment	111,280	111,150
Production molds	44,096	39,547
Construction-in-process	10,155	7,922

	458,583	452,185
Accumulated depreciation	(328,982)	(308,749)

	$129,601	$143,436

Accounts payable and accrued expenses:
Accounts payable	$42,518	$31,778
Accrued expenses	85,019	86,516
Accrued hedging contracts payable	11,775	—

	$139,312	$118,294

Accrued employee compensation and benefits:
Accrued payroll and taxes	$15,436	$11,653
Accrued vacation and sick pay	9,527	9,621
Accrued commissions	1,493	945

	$26,456	$22,219

(1)	Buildings and improvements include property classified as available for sale in the amount of $1,500,000 in 2010, and $1,890,000 in 2009, respectively. Property held for sale represents the net book value of the golf ball manufacturing facility in Gloversville, New York as the result of the Company’s announcement in May 2008 to close this facility (see Note 3).

Note 9. Goodwill and Intangible Assets

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

	Useful Life (Years)	December 31, 2010			December 31, 2009
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
			(In thousands)			(In thousands)
Indefinite-lived:
Trade name, trademark and trade dress and other	NA	$114,247	$—	$114,247	$121,794	$—	$121,794
Amortizing:
Patents	2-16	36,459	26,405	10,054	36,459	23,827	12,632
Developed technology and other	1-9	12,387	5,361	7,026	12,236	3,758	8,478

Total intangible assets		$163,093	$31,766	$131,327	$170,489	$27,585	$142,904

The increase in other amortizing intangibles is related to the acquisition of amortizing trademarks. Aggregate amortization expense on intangible assets was approximately $4,181,000, $4,261,000 and $3,203,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense related to intangible assets at December 31, 2010 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2011	$3,983
2012	3,453
2013	2,562
2014	1,882
2015	1,844
Thereafter	3,356

$17,080

The Company performs an impairment analysis on its goodwill and intangible assets at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. During the fourth quarter of 2010, the Company conducted its annual impairment test on its goodwill and intangible assets, including the trade names, trademarks and other intangible assets the Company acquired in 2003 as part of the Top-Flite acquisition.

The current fair value of the Company’s goodwill and intangible assets was calculated by taking the expected future cash flows of those assets over their estimated useful lives and discounting the cash flows based upon an appropriate discount rate. The discounted cash flow analysis was based upon reasonable assumptions relating to the Company’s intangible assets such as (i) forecasted sales, (ii) estimated royalty rates, (iii) estimated growth rates, and (iv) the discount rate. In calculating the expected future cash flows from the trade names and trademarks acquired as part of the Top-Flite acquisition, the Company considered the negative impact of a recent trend in the golf industry where premium branded competitor golf balls are now being sold through the sporting goods and mass market channels. This increase in premium branded balls in these retail channels over the past couple of years has negatively impacted sales of Top-Flite branded golf balls. Management thought this competitive pressure in these retail channels would abate over time as the economy began to improve, but in the Company’s analysis it appears that this practice is more permanent in nature, which has caused the Company to reduce its estimates of the amount of future cash flows that will be generated from these intangible assets.

In completing the impairment analysis, the Company determined that the discounted expected cash flows from the trade names and trademarks associated with the Top-Flite acquisition was $7,547,000 less than the carrying value of those assets. As a result, the Company recorded an impairment charge of $7,547,000 during the fourth quarter of 2010, which was reflected in the accompanying Statement of Operations for the year ended December 31, 2010.

Goodwill additions during the year ended December 31, 2009 consisted of approximately $268,000, as a result of adjustments in connection with the uPlay asset acquisition. There were no goodwill additions during 2010. In addition, the goodwill balance decreased by $482,000 at December 31, 2010 and increased by $1,101,000 at December 31, 2009 as a result of the impact of foreign currency translation adjustments on goodwill balances held in foreign currencies.

Note 10. Financing Arrangements

The Company’s primary credit facility is a $250,000,000 Line of Credit with a syndicate of eight banks under the terms of the Company’s November 5, 2004 Amended and Restated Credit Agreement (as subsequently amended, the “Line of Credit”). The Line of Credit expires February 15, 2012. The Company expects to extend its current Line of Credit or replace it with another financing facility to supplement the Company’s cash flows from operations.

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

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability can be effectively limited by the financial covenants contained therein. The financial covenants are tested as of the end of a fiscal quarter (i.e. on March 31, June 30, September 30, and December 31, each year). So long as the Company is in compliance with the financial covenants on each of those four days, the Company has access to the full $250,000,000.

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

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended December 31, 2010, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on December 31, 2010, was approximately $63,775,000. As of December 31, 2010, the Company had no outstanding borrowings under the Line of Credit and had $55,043,000 of cash and cash equivalents. In accordance with the Company’s business seasonality, average outstanding borrowings will typically be higher during the first half of the year during the height of the golf season, and lower during the second half of the year. Average outstanding borrowings during the first half of 2010 were $31,211,000 and peaked at $69,000,000. Average outstanding borrowings during the second half of 2010 were $2,679,000 and peaked at $17,000,000. As of December 31, 2010, the Company remained in compliance with the consolidated leverage ratio as well as with the interest coverage ratio covenants. Because the Company remained in compliance with these financial covenants, as of January 1, 2011, the Company had access to the full $250,000,000 under the Line of Credit (subject to compliance with other terms of the Line of Credit).

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of December 31, 2010, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

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

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2,250,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $338,000 as of December 31, 2010, of which $315,000 was included in other current assets and $23,000 in other long-term assets in the accompanying consolidated balance sheet.

Note 11. Derivatives and Hedging

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

During the years ended December 31, 2010, 2009 and 2008, the Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At December 31, 2010, 2009 and 2008, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $314,190,000, $101,723,000 and $23,742,000, respectively. During the fourth quarter of 2009, the Company began hedging the translation of certain revenues and expenses denominated in foreign currencies. As a result, the notional amounts of the Company’s foreign currency exchange contracts as of December 31, 2010 and 2009 include $217,770,000 and $80,167,000, respectively, relating to exposures in operating results from revenues and expenses of the Company’s international subsidiaries. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated balance sheets at December 31, 2010 and 2009 (in thousands):

	Asset Derivatives
	December 31, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$1,786	Other current assets	$2,705

	Liability Derivatives
	December 31, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$11,775	Accounts payable and accrued expenses	$47

The following table summarizes the location of gains and losses on the consolidated statements of operations that were recognized during the years ended December 31, 2010, 2009 and 2008, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain / (Loss) Recognized in Income on Derivative Instruments
		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative instruments	2010	2009	2008
Foreign currency exchange contracts	Other income (expense)	$(18,600)	$(7,594)	$(3,251)

The net realized and unrealized contractual net losses noted in the table above for the years ended December 31, 2010, 2009 and 2008 were used by the Company to offset actual foreign currency transactional net gains associated with assets and liabilities denominated in foreign currencies as well as net gains associated with the translation of foreign currencies in operating results.

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

Note 12. Earnings (Loss) per Common Share

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

Dilutive securities include the common stock equivalents of convertible preferred stock, options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan (“ESPP”) and outstanding restricted stock awards and units granted to employees and non-employees (see Note 14). Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with ASC Topic 260, “Earnings per Share” (“ASC 260”). Dilutive securities related to the ESPP are calculated by dividing the average withholdings during the period by 85% of the market value of the Company’s common stock at the end of the period.

In June 2009, the Company completed its offering of 1,400,000 shares of convertible preferred stock. The preferred stock is generally convertible into shares of common stock and earns cumulative dividends from the date of original issue at an initial rate of 7.50% per annum. In accordance with ASC 260, dividends on cumulative preferred stock are subtracted from net income (loss) to calculate net income (loss) allocable to common shareholders in the basic earnings (loss) per share calculation. As of December 31, 2010, the Company paid $10,500,000 in dividends to preferred shareholders and accrued $438,000.

The following table summarizes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, and reconciles the weighted-average common shares used in the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Numerator:
Net Income (loss)	$(18,804)	$(15,260)	$66,176
Less: Preferred stock dividends	(10,500)	(5,688)	—

Net income (loss) allocable to common shareholders	$(29,304)	$(20,948)	$66,176

Denominator:
Weighted-average common shares outstanding—basic	63,902	63,176	63,055
Options, restricted stock and other dilutive securities	—	—	743

Weighted-average common shares outstanding—diluted	63,902	63,176	63,798

Basic earnings (loss) per common share	$(0.46)	$(0.33)	$1.05

Diluted earnings (loss) per common share	$(0.46)	$(0.33)	$1.04

Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. For the years ended December 31, 2010, 2009 and 2008, options outstanding totaling approximately 9,873,000, 8,932,000 and 5,702,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive. Additionally, potentially dilutive securities are excluded from the computation in periods in which a net loss is reported as their effect would be antidilutive, including weighted average common stock equivalents of 19,858,000 and 10,747,000 for the years ended December 31, 2010 and 2009, respectively, related to convertible preferred shares outstanding. There were no convertible preferred shares outstanding in 2008.

Note 13. Capital Stock

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

During 2010, the Company repurchased 88,000 shares of its common stock under the November 2007 repurchase program at an average cost per share of $8.32 for a total cost of $725,000. These shares were repurchased to settle shares withheld for taxes due by holders of restricted stock awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2010, the Company remained authorized to repurchase up to an additional $75,165,000 of its common stock under the November 2007 repurchase program.

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

For financial reporting purposes, the GST is consolidated with the Company. The value of shares owned by the GST are accounted for as a reduction to shareholders’ equity until the shares are issued. Each period, the shares owned by the GST are valued at the closing market price, with corresponding changes in the GST balance reflected in additional paid-in capital. The issuance of shares by the GST is accounted for by reducing the GST and additional paid-in capital accounts proportionately as the shares are released. The GST does not impact the determination or amount of compensation expense for the benefit plans being settled. The GST shares do not have any impact on the Company’s earnings per share until they are issued in connection with the settlement of restricted stock units, stock option exercises, employee stock plan purchases or other awards.

The following table presents shares released from the GST for the settlement of employee stock option exercises and employee stock plan purchases for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Employee stock option exercises	—	—	113
Employee restricted stock units vested	283	36	—
Employee stock plan purchases	409	421	260

Total shares released from the GST	692	457	373

Note 14. Share-Based Compensation

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

Stock Plans

As of December 31, 2010, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance share units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Plan are discretionary, although no participant may receive awards in any one year in excess of 2,000,000 shares. The 2001 Directors Plan permits the granting of stock options, restricted stock and restricted stock units. Directors receive an initial equity award grant not to exceed 20,000 shares upon their initial appointment to the Board and thereafter an annual grant not to exceed 10,000 shares upon being re-elected at each annual meeting of shareholders. The maximum number of shares issuable over the term of the 2004 Plan and the 2001 Directors Plan is 17,500,000 and 500,000 shares, respectively.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2010:

	Authorized	Available	Outstanding
	(In thousands)
1991 Stock Incentive Plan	10,000	—	25
Promotion, Marketing and Endorsement Stock Incentive Plan	3,560	—	450
1995 Employee Stock Incentive Plan	10,800	—	1,679
1996 Stock Option Plan	9,000	—	422
2001 Directors Plan	500	118	329
2004 Plan	17,500	2,691	8,097
Employee Stock Purchase Plan	6,000	2,070	—

Total	57,360	4,879	11,002

Stock Options

All stock option grants made under the 2004 Plan and the 2001 Directors Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $3,606,000, $3,384,000 and $3,351,000 of compensation expense relating to outstanding stock options for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term and is reduced by an estimate for pre-vesting forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards. For the years ended December 31, 2010, 2009 and 2008, the average estimated pre-vesting forfeiture rate used was 3.5%, 4.4% and 4.8%, respectively. The table below summarizes the average fair value assumptions used in the valuation of stock options granted during the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Dividend yield	1.1%	1.9%	1.9%
Expected volatility	46.2%	42.7%	35.6%
Risk-free interest rate	2.2%	1.4%	2.7%
Expected life	4.7 years	4.1 years	4.1 years

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2010 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	8,982	$13.28
Granted	1,239	$7.52
Exercised	(62)	$7.72
Forfeited	(110)	$8.28
Expired	(317)	$16.00

Outstanding at December 31, 2010	9,732	$12.55	5.50	$1,270
Vested and expected to vest in the future at December 31, 2010	9,649	$12.59	5.47	$1,237
Exercisable at December 31, 2010	6,457	$14.64	4.05	$208

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $2.84, $2.37 and $3.95 per share, respectively. The total intrinsic value for options exercised during the years ended December 31, 2010 and 2008 was $85,000 and $372,000, respectively. No options were exercised during the year ended December 31, 2009.

At December 31, 2010, there was $3,576,000 of total unrecognized compensation expense related to options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statement of operations.

Cash received from the exercise of stock options for the years ended December 31, 2010 and 2008 was approximately $564,000 and $1,459,000, respectively. During 2010, the Company settled the exercise of stock options through the Callaway Golf Company Grantor Stock Trust (see Note 13—Capital Stock). The tax deficit related to option exercises for the years ended December 31, 2010, 2009 and 2008 totaled approximately $564,000, $237,000 and $610,000, respectively.

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

The Company recorded $51,000 and $1,346,000 of compensation expense related to Restricted Stock awards for the years ended December 31, 2010 and 2008, respectively. As of December 31, 2009, the Company reversed compensation expense of $223,000 related to cancelled Restricted Stock awards due to employee terminations. The Company recorded $3,126,000, $3,400,000, and $2,350,000 of compensation expense in connection with shares underlying Restricted Stock Units for the years ended December 31, 2010, 2009 and 2008, respectively. In 2008, based on the Company’s evaluation of certain financial performance metrics associated with Performance Share Units, the Company determined that the performance metrics would not be achieved for the payout of any portion of these awards, and as a result, reversed previously recognized compensation expense of $737,000. There were no Performance Share Units granted in 2010 and 2009.

The table below summarizes the total number of Restricted Stock Units granted to certain employee participants and directors during the years ended December 31, 2010, 2009 and 2008, as well as the related weighted average grant date fair value for each type of award (number of shares are in thousands).

	# of Shares Granted			Weighted Average Grant-Date Fair Value
	2010	2009	2008	2010	2009	2008
Restricted Stock Units	505	512	324	$7.64	$7.72	$14.57

The fair value of nonvested Restricted Stock awards, Restricted Stock Units and Performance Share Units (collectively “nonvested shares”) is determined based on the closing trading price of the Company’s common stock on the grant date. A summary of the Company’s nonvested share activity for the year ended December 31, 2010 is as follows (in thousands, except fair value amounts):

Restricted Stock, Restricted Stock Units and Performance Share Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,019	$11.37
Granted	505	7.64
Vested	(230)	14.81
Forfeited	(48)	8.73

Nonvested at December 31, 2010(1)	1,246	$9.33

(1)	Total nonvested shares as of December 31, 2010 represent shares underlying Restricted Stock Units.

At December 31, 2010, there was $3,356,000 of total unrecognized compensation expense related to nonvested shares granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statement of operations.

Phantom Stock Units

Phantom Stock Units awarded under the 2004 Plan are a form of share-based award that is indexed to the Company’s stock and is settled in cash. These awards cliff vest over two and three year periods and are accounted for in long-term compensation. The estimated fair value of these awards on the date of grant is based on the closing price of the Company’s common stock multiplied by the number of shares underlying the phantom stock units awarded. The long-term compensation liability is subsequently remeasured based on the fair value of the awards at the end of each interim reporting period through the settlement date of the awards. Once these awards have one year left remaining in the vesting period, that portion of the liability is reclassified to accrued employee compensation expense and benefits in current liabilities. Total compensation expense is recognized on a straight-line basis over the vesting period. On December 29, 2009, the Company granted 1,150,000 Phantom Stock Units, of which fifty percent will vest on the second anniversary date from the date of grant, and the remaining fifty percent will vest on the third anniversary date. On December 29, 2009, these Phantom Stock

Units had an initial valuation of $9,050,000. As of December 31, 2010, there were 1,125,000 units outstanding and the value of these awards increased to $9,075,000 due to an increase in the price of the Company’s common stock. In connection with these awards, the Company recognized pre-tax charges of $3,801,000 for the twelve months ended December 31, 2010. As of December 31, 2009, the expense related to Phantom Stock Units was nominal.

Employee Stock Purchase Plan

Pursuant to the amended and restated Callaway Golf Employee Stock Purchase Plan (the “Plan”), participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s common stock at 85% of the closing price on the last day of each six-month offering period. During 2010, 2009 and 2008 approximately 409,000, 421,000 and 260,000 shares, respectively, of the Company’s common stock were purchased under the Plan on behalf of participating employees. As of December 31, 2010, there were 2,070,000 shares reserved for future issuance under the Plan. In connection with the Plan, the Company recorded $404,000, $452,000 and $537,000 of compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively.

Share-Based Compensation Expense

The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2010, 2009 and 2008 for share-based compensation related to employees and directors. Amounts are in thousands, except for per share data.

	2010	2009	2008
Cost of sales	$938	$457	$553
Operating expenses	12,451	8,356	7,059

Total cost of employee share-based compensation included in income, before income tax	13,389	8,813	7,612
Amount of income tax recognized in earnings	(4,406)	(2,705)	(2,014)

Amount charged against net income	$8,983	$6,108	$5,598

Impact on net income per common share:
Basic	$(0.14)	$(0.10)	$(0.09)
Diluted	$(0.14)	$(0.10)	$(0.09)

From time to time, the Company accelerates the vesting of certain share-based awards as a result of employee terminations. There were no material award accelerations during 2010, 2009 and 2008.

With respect to restricted stock awards granted to certain non-employees, the Company reversed expense of $57,000 and $705,000 for the years ended December 31, 2009 and 2008, respectively, as a result of the remeasurement of shares of Restricted Stock at market value. These Restricted Stock awards became fully vested in October 2009.

Note 15. Employee Benefit Plans

The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to 25% of annual compensation, up to the maximum permitted under federal law. During 2008, the Company was obligated to contribute annually an amount equal to 100% of the participant’s contribution up to 6% of that participant’s annual compensation. On February 1, 2009, in light of the unfavorable economic conditions and the Company’s efforts to reduce costs, the 401(k) Plan was amended to suspend the Company’s obligation to match employee contributions. As of January 1, 2010, the Company amended the Plan to reinstate the Company’s obligation to match employee contributions.

The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer matching and profit sharing contributions at a rate of 25% per year, becoming fully vested after the completion of four years of service. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $5,431,000, $1,380,000 and $7,098,000 during 2010, 2009 and 2008, respectively. Additionally, the Company can make discretionary contributions based on the profitability of the Company. For the years ended December 31, 2010, 2009 and 2008 there were no discretionary contributions.

The Company had an unfunded, nonqualified deferred compensation plan that was backed by Company-owned life insurance policies. As of October 1, 2009, the Company announced the termination of the plan. In December 2009, a portion of the plan assets were liquidated and distributed to its participants. The remaining plan assets were fully liquidated and distributed in October 2010. The plan had been offered to its officers, certain other employees and directors, and allowed participants to defer all or part of their compensation, to be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. At December 31, 2009, the cash surrender value of the remaining Company-owned insurance related to deferred compensation was $3,623,000 and was included in other current assets, and the liability for the deferred compensation was $3,043,000 and was included in accrued employee compensation and benefits. For the year ended December 31, 2009, the total participant deferrals were $423,000.

Note 16. Income Taxes

The Company’s income (loss) before income tax provision (benefit) was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$(46,365)	$(46,967)	$76,255
Foreign	10,803	17,364	25,052

	$(35,562)	$(29,603)	$101,307

The expense (benefit) for income taxes is comprised of (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current tax provision (benefit):
Federal	$(18,494)	$(23,311)	$18,534
State	361	790	1,720
Foreign	5,743	5,329	8,370

	(12,390)	(17,192)	28,624

Deferred tax expense (benefit):
Federal	117	4,752	4,216
State	(2,988)	(1,655)	1,297
Foreign	(1,497)	(248)	994

	(4,368)	2,849	6,507

Income tax provision (benefit)	$(16,758)	$(14,343)	$35,131

During 2010, 2009 and 2008, tax benefits related to the exercise or vesting of stock-based awards were $492,000, $1,028,000 and $1,379,000, respectively. Such benefits were recorded as a reduction of income taxes payable with a corresponding increase in additional paid-in capital or a decrease to deferred tax assets in connection with compensation cost previously recognized in income.

Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Reserves and allowances not currently deductible for tax purposes	$18,113	$16,611
Basis difference related to fixed assets	18,372	21,480
Compensation and benefits	4,550	4,453
Basis difference for inventory valuation	3,549	3,700
Compensatory stock options and rights	9,471	6,169
Deferred revenue and other	2,292	2,777
Operating loss carryforwards	4,766	3,399
Tax credit carryforwards	8,124	4,772
Other	—	76

Total deferred tax assets	69,237	63,437
Valuation allowance for deferred tax assets	(1,704)	(2,504)

Deferred tax assets, net of valuation allowance	67,533	60,933
Deferred tax liabilities:
State taxes, net of federal income tax benefit	(3,827)	(2,253)
Prepaid expenses	(2,086)	(2,174)
Other	(138)	—
Basis difference related to intangible assets	(26,618)	(26,010)

Net deferred tax assets	$34,864	$30,496

The current year change in net deferred taxes of $4,368,000 is comprised of a net deferred expense of $52,000 related to ASC Topic 740-25-6 reserves offset by a net deferred benefit of $4,420,000 recorded through current income tax expense for the year ended December 31, 2010.

The Company has federal and state income tax credit carryforwards of $2,239,000 and $5,885,000 respectively, which will expire at various dates beginning in 2011. Such credit carryforward expire as follows:

State investment tax credits	$255,000	2011
U.S. foreign tax credit	1,464,000	2020
U.S. research tax credit	775,000	2030
State investment tax credits	1,618,000	Do not expire
State research tax credits	4,012,000	Do not expire

The Company has recorded a deferred tax asset of $4,766,000 reflecting the benefit of operating loss carryforwards. The deferred tax assets expire as follows:

State loss carryforwards	$883,000	2011 - 2030
Foreign loss carryforwards	492,000	2019
State loss carryforwards	3,391,000	2033

Deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are anticipated to be in effect at the time the differences are expected to reverse. The realization of the deferred the tax assets, including the loss and credit carryforwards listed above, is subject to the Company generating sufficient taxable income during the periods in which the temporary differences become realizable. The Company maintains a valuation allowance for a deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In evaluating whether a valuation allowance is required, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions.

At December 31, 2010, the Company had deferred tax assets of $69,237,000. Approximately $62,694,000 of the deferred tax assets pertain to the Company’s U.S. business and $6,543,000 pertain to foreign jurisdictions. In evaluating the likelihood that these deferred tax assets will be realized, the Company considered the Company’s taxable loss in the United States in each of the past two years, the reasons for such loss, the Company’s projected financial forecast for 2011 and 2012, and any applicable expiration dates. As a result of this evaluation, the Company concluded that (except for some discrete items for which it established a non-cash valuation allowance as discussed below) it was more likely than not that the deferred tax assets would be realized. If the Company’s operating losses in the United States do not recover and return to profitability as projected by management, the Company could be required to establish a non-cash valuation allowance against a portion or all of the U.S. deferred tax assets.

At December 31, 2010, the Company recorded a non-cash valuation allowance for its deferred tax assets in the amount of $1,704,000 related to state tax credit carryforwards and $511,000 related to certain Top-Flite deferred tax assets existing at the time of the acquisition. In the future, if the Company determines that the realization of the Top-Flite deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce the provision for income taxes. The change in the valuation allowance during 2010 resulted primarily from the reversal of the deferred tax assets and related allowance on certain state net operating losses and state tax credits that expired unutilized.

The Company has a significant amount of U.S. federal and state deferred tax assets, which include net operating loss carryforwards (“NOLs”) and other losses. The Company’s ability to utilize the losses to offset future taxable income may be limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative increase in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. Although the Company’s ownership has changed significantly during the three-year period ended December 31, 2010 (due in significant part to the Company’s June 2009 preferred stock offering), the Company does not believe there has been a cumulative increase in ownership in excess of 50 percentage points during that period. The Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.

A reconciliation of the effective tax rate on income or loss and the statutory tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	1.5%	1.4%	3.6%
Federal and State tax credits, net of U.S. tax benefit	2.6%	5.4%	(0.9)%
Expenses with no tax benefit	(2.4)%	(3.4)%	1.4%
Domestic manufacturing tax benefits	—	(0.7)%	(0.3)%
Change in deferred tax valuation allowance	2.2%	(0.8)%	(2.4)%
Reversal of previously accrued taxes	1.4%	1.5%	(1.7)%
Accrual for interest and income taxes related to uncertain tax positions	5.2%	7.7%	—
Other	1.6%	2.4%	—

Effective tax rate	47.1%	48.5%	34.7%

In 2010, 2009 and 2008, the tax rate benefited from net favorable adjustments to previously estimated tax liabilities in the amount of $515,000, $457,000 and $1,716,000, respectively. The most significant favorable adjustments in each year related to adjustments resulting from the finalization of the Company’s prior year U.S. and state income tax returns as well as agreements reached with the Internal Revenue Service (“IRS”) and other major jurisdictions on certain issues necessitating a reassessment of the Company’s tax exposures for all open tax years, with no individual year being significantly affected.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008
Balance at January 1	$15,831	$16,525	$16,850
Additions based on tax positions related to the current year	1,825	1,364	2,441
Additions for tax positions of prior years	110	866	1,588
Reductions for tax positions of prior years—Other	(1,832)	(70)	(156)
Settlement of tax audits	(4,157)	(1,842)	(2,327)
Reductions due to lapsed statute of limitations	(2,656)	(1,012)	(1,871)

Balance at December 31	$9,121	$15,831	$16,525

As of December 31, 2010, the liability for income taxes associated with uncertain tax benefits was $9,121,000 and can be reduced by $4,110,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments which was recorded as a long-term income tax receivable, as well as $978,000 of tax benefits associated with state income taxes and other timing adjustments which are recorded as deferred income taxes pursuant to ASC Topic 740-25-6. The net amount of $4,033,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.

The Company does expect changes in the amount of unrecognized tax benefits in the next twelve months; however, the Company does not expect the changes to have a material impact on its results of operations or its financial position.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2010, 2009 and 2008, the Company recognized a net benefit of approximately $490,000, $190,000 and $195,000, respectively, related to interest and penalties in the provision for income taxes. As of December 31, 2010 and 2009, the Company had accrued $648,000 and $1,139,000, respectively, (before income tax benefit) for the payment of interest and penalties.

During 2010 the Company concluded an audit by the IRS for tax years 2005 through 2007. The results of the examination did not have a material effect on the financial statements.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2007 and prior
California (U.S.)	2004 and prior
Canada	2005 and prior
Japan	2007 and prior
Korea	2008 and prior
United Kingdom	2006 and prior

As of December 31, 2010, the Company did not provide for United States income taxes or foreign withholding taxes on a cumulative total of $85,000,000 of undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings.

Note 17. Commitments and Contingencies

Legal Matters

In conjunction with the Company’s program of enforcing its proprietary rights, the Company has initiated or may initiate actions against alleged infringers under the intellectual property laws of various countries, including, for example, the U.S. Lanham Act, the U.S. Patent Act, and other pertinent laws. The Company is also active internationally. For example, it has worked with other golf equipment manufacturers to encourage Chinese and other foreign government officials to conduct raids of identified counterfeiters, resulting in the seizure and destruction of counterfeit golf clubs and, in some cases, criminal prosecution of the counterfeiters. Defendants in these actions may, among other things, contest the validity and/or the enforceability of some of the Company’s patents and/or trademarks. Others may assert counterclaims against the Company. Historically, these matters individually, and in the aggregate, have not had a material adverse effect upon the consolidated financial position of the Company. It is possible, however, that in the future one or more defenses or claims asserted by defendants in one or more of those actions may succeed, resulting in the loss of all or part of the rights under one or more patents, loss of a trademark, a monetary award against the Company or some other material loss to the Company. One or more of these results could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace.

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

On February 9, 2006, Callaway Golf filed a complaint in the United States District Court in Delaware (Case No. C.A. 06-91) asserting patent infringement claims against Acushnet, a wholly-owned subsidiary of Fortune Brands, alleging that Acushnet’s Titleist Pro V1 family of golf balls infringed nine claims contained in four golf ball patents owned by Callaway Golf. Acushnet later stipulated that the Pro V1 golf balls infringed the nine asserted claims, and the case proceeded to trial on the sole issue of validity. On December 14, 2007, a jury found that eight of the nine patent claims asserted by the Company against Acushnet were valid, holding one claim invalid. The District Court entered judgment in favor of the Company and against Acushnet on December 20, 2007. On November 10, 2008, the District Court entered an order, effective January 1, 2009, permanently enjoining Acushnet from further infringing those patent claims, while at the same time denying

Acushnet’s motions for a new trial and for judgment as a matter of law. Acushnet appealed the District Court’s judgment to the Federal Circuit (Appeal No. 2009-1076). On August 14, 2009, the Federal Circuit affirmed in part, reversed in part and remanded the case for a new trial. The Federal Circuit affirmed the trial court’s rulings with respect to claim construction, and evidentiary rulings made during the trial and rejected Acushnet’s motion for judgment as a matter of law, but ruled that the jury’s inconsistent verdicts and an error granting partial summary judgment on Acushnet’s anticipation defense required the case against Acushnet to be retried. As a result of its ruling, the Federal Circuit also vacated the permanent injunction. Acushnet filed a petition for review by the United States Supreme Court which was denied on February 22, 2010. The case was retried based upon Callaway Golf’s asserted claims. On March 29, 2010, after a five-day trial, a jury found that the asserted claims were invalid as “anticipated” and “obvious.” Callaway Golf has moved for a new trial and for judgment as a matter of law. Callaway Golf’s motion was fully briefed on June 15, 2010 and is pending for a decision in the district court.

Acushnet has also filed requests for reexamination with the United States Patent and Trademark Office (“PTO”) challenging the validity of the four patents asserted in the litigation. The Company believes that if it secures a favorable final decision from the district court proceedings before all appeals associated with the reexaminations are completed, the reexamination process will be terminated with respect to the patent claims at issue in the litigation. An examiner at the PTO has issued decisions rejecting the claims of the four patents at issue in the litigation. The examiner’s rejections have been appealed to the Board of Patent Appeals and Interferences (“BPAI”). The BPAI heard argument on the appeals on January 19, 2011. The Company continues to believe that the administrative process will take time and that at least some of the prior claims or newly framed claims submitted as part of the reexamination proceeding will eventually be affirmed. If the BPAI does not affirm the claims in the patents subject to reexamination, an appeal will be taken by the Company to the Federal Circuit.

Callaway Golf has asserted that Acushnet’s request for PTO reexamination of the patents that are the subject of the district court patent infringement litigation discussed above breached a settlement agreement between Acushnet and Callaway Golf’s predecessor in interest, Top-Flite. On January 13, 2011, the district court hearing the patent infringement action entered an order holding that Acushnet breached the settlement agreement. Callaway Golf has advised the PTO of the district court’s breach of contract order and has requested that the PTO stop the reexamination proceedings. That request is pending at the PTO. If the patents are invalidated by the PTO, and that decision is upheld by the Federal Circuit, Callaway Golf will pursue all available damages arising from Acushnet’s breach, including the damages that would have been available had it prevailed on its patent infringement claims.

On March 3, 2009, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-131, asserting claims against Acushnet for patent infringement. Specifically, the Company asserts that two golf ball patents acquired from Top-Flite are infringed by Acushnet’s sale of Titleist Pro V1 golf balls introduced after entry of the Court’s permanent injunction referenced above. In the second suit, the Company is seeking damages and an injunction to prevent infringement by Acushnet. Acushnet’s response to the complaint was filed on April 17, 2009. The case is in the discovery phase. Trial has been set for March 2012.

Acushnet has filed requests for reexamination with the PTO challenging the validity of the two patents asserted by the Company in the second suit filed against Acushnet. The PTO has issued a final office action rejecting the claims of one of the patents and the Company has appealed that rejection to the BPAI; the other patent is still being reviewed by the examiner.

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

On May 8, 2008, Kenji Inaba filed a suit against Callaway Golf Japan in the Osaka District Court in Japan. Inaba has alleged that certain golf balls sold by Callaway Golf Japan with a hex aerodynamic pattern infringe his Japanese utility design patent No. 3,478,303 and his Japanese design patent No. 1,300,582. Inaba is seeking damages pursuant to a royalty based on sales. Callaway Golf Japan filed an administrative proceeding in the Japan Patent and Trademark Office (“Japan PTO”) seeking to invalidate the patents in suit. The Japan PTO ruled that the asserted claims in the Inaba patents are invalid. The Osaka District Court also ruled, on different grounds, that the patents are invalid and also that Callaway Golf does not infringe the patents. Inaba appealed both the Osaka District Court and Japan PTO rulings to the Japan Intellectual Property High Court. On December 13, 2010, the Japan Intellectual Property High Court held the ‘582 patent invalid, and ruled that Callaway Golf had not infringed the ‘303 patent. Inaba did not appeal the court’s ruling and the matter is concluded.

On January 19, 2009, the Company filed suit in the Superior Court for the County of San Diego, Case No. 37-2009-00050363-CU-BC-NC, against Corporate Trade International, Inc. (“CTI”) seeking damages for breach of contract and for declaratory relief based on the asserted use and transfer of corporate trade credits to the Company in connection with the purchase of assets from Top-Flite in 2003. On January 26, 2009, CTI filed its own suit in the United States District Court for the Southern District of New York, Case No. 09CV0698, asserting claims for breach of contract, account stated and unjust enrichment, and seeking damages of approximately $8,900,000. On February 26, 2009, CTI removed the Company’s San Diego case to the United States District Court for the Southern District of California, and filed a motion to dismiss, stay, or transfer the California action to New York. On March 1, 2010, the San Diego case was transferred to the Southern District of New York where it has been assigned to the same judge as the New York case. Fact discovery was largely completed by January 31, 2011. No trial date has been set.

In addition to the matters specifically noted above, the Company, incident to its business activities, is subject to a number of legal proceedings, claims, and investigations, including claims of alleged infringement of third-party patents and other intellectual property rights, indemnification claims, and claims related to commercial or employment disputes. If it becomes probable that the Company will incur a loss with respect to any such legal matter and the amount of the loss is reasonably estimable, the Company records an accrual for the estimated amount of the loss. The Company reviews all such legal matters at least quarterly and establishes or adjusts its accruals for such matters to reflect the impact of negotiations, settlements, advice of legal counsel, and other information and events pertaining to a particular matter. All legal costs associated with such legal matters are expensed as incurred. The Company believes that it has valid defenses with respect to the legal matters pending against the Company. Legal matters, however, are inherently unpredictable and the resolution of those matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact that will result from the legal matters pending against the Company. Management, however, believes at this time that the final resolution of the legal matters pending against the Company, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial condition.

Lease Commitments

The Company leases certain warehouse, distribution and office facilities, vehicles as well as office equipment under operating leases. Lease terms range from 1 to 8 years expiring at various dates through February 2018, with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

2011	$12,488
2012	9,914
2013	4,310
2014	3,888
2015	3,561
Thereafter	5,432

$39,593

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $13,967,000, $13,567,000 and $12,985,000, respectively.

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of December 31, 2010, the Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay under these agreements is $88,081,000 over the next four years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of December 31, 2010 are as follows (in thousands):

2011	$41,901
2012	22,684
2013	14,990
2014	8,506
Thereafter	—

$88,081

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. In addition, in connection with the uPlay asset acquisition (see Note 7), the Company could be required to pay an additional purchase price, not to exceed $10,000,000, based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011. As of December 31, 2010, based on the Company’s preliminary assessment of certain performance indicators in connection with the sale of uPlay products, the probability of the Company fulfilling this additional purchase price obligation at the end of the three year period ending December 31, 2011, is remote.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the twelve months ended December 31, 2010 was not material to the Company’s financial position, results of operations or cash flows.

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

Note 18. Fair Value of Financial Instruments

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The following table summarizes the valuation of the Company’s foreign currency exchange contracts by the above pricing levels as of the valuation dates listed (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Foreign currency derivative instruments—asset position	$1,786	$1,786	$2,705	$2,705
Foreign currency derivative instruments—liability position	11,775	11,775	47	47

The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations.

Note 19. Segment Information

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

The table below contains information utilized by management to evaluate its operating segments.

	2010	2009	2008
	(In thousands)
Net sales
Golf Clubs(1)	$791,181	$772,349	$894,129
Golf Balls(1)	176,475	178,450	223,075

	$967,656	$950,799	$1,117,204

Income (loss) before income tax
Golf Clubs(1),(2),(3)	$44,269	$41,369	$134,018
Golf Balls(1),(2),(3)	(2,534)	(16,299)	6,903
Reconciling items(4)	(77,297)	(54,673)	(39,614)

	$(35,562)	$(29,603)	$101,307

Identifiable assets(5)
Golf Clubs	$438,002	$406,835	$429,170
Golf Balls(6)	122,147	129,796	146,855
Reconciling items(4)	324,830	339,299	279,313

	$884,979	$875,930	$855,338

Additions to long-lived assets
Golf Clubs	$20,548	$33,892	$42,050
Golf Balls	2,023	3,315	10,157

	$22,571	$37,207	$52,207

Goodwill
Golf Clubs	$30,630	$31,113	$29,744
Golf Balls	—	—	—

	$30,630	$31,113	$29,744

Depreciation and amortization
Golf Clubs	$26,582	$26,644	$23,863
Golf Balls	14,367	14,104	14,100

	$40,949	$40,748	$37,963

(1)	Certain costs associated with gift card promotions for 2009 have been reclassified from accessories and other into the applicable product categories to conform with the presentation as of December 31, 2010. The Company’s gift card promotions during 2008 did not have a material impact to the Company’s results of operations and therefore, the amounts presented for 2008 were not impacted by this reclassification.

(2)	The Company has been actively implementing certain initiatives targeted at improving gross margins (see Note 3). In connection with these initiatives, for the years ended December 31, 2010, 2009 and 2008, the Company incurred total pre-tax charges of $14,816,000, $6,156,000 and 12,710,000, respectively. Of these total charges, the Company’s golf clubs segment absorbed $12,065,000, $4,644,000 and $5,996,000, respectively, and the Company’s golf balls segment absorbed $762,000, $1,512,000 and $6,538,000, respectively.
(3)	In connection with certain workforce reductions completed during the years ended December 31, 2010 and 2009, the Company’s golf clubs segment absorbed pre-tax charges of $1,261,000 and $3,104,000, respectively, and the Company’s golf balls segment absorbed pre-tax charges of $243,000 and $894,000, respectively.
(4)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. In 2010, the reconciling items include a pre-tax impairment charge of $7,547,000 in connection with certain trademarks and trade names (see Note 9). In 2008, the reconciling items include a one-time pre-tax reversal of $19,922,000 in connection with the Company’s termination of a long-term energy supply contract (see Note 11).
(5)	Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments.
(6)	Includes property classified as available for sale in the amount of $1,500,000 in 2010, and $1,890,000 in both 2009 and 2008, respectively. Property held for sale represents the net book value of the golf ball manufacturing facility in Gloversville, New York as a result of the Company’s announcement in May 2008 to close this facility (see Note 3).

The Company’s net sales by product category are as follows:

	Year Ended December 31,
	2010	2009(1)	2008
	(In thousands)
Net sales
Drivers and Fairway Woods	$225,438	$222,590	$268,286
Irons	223,773	232,935	308,556
Putters	106,178	98,134	101,676
Golf Balls	176,475	178,450	223,075
Accessories and Other	235,792	218,690	215,611

	$967,656	$950,799	$1,117,204

(1)	Certain costs associated with gift card promotions have been reclassified from accessories and other into the applicable product categories to conform with the current period presentation. The Company’s gift card promotions during 2008 did not have a material impact to the Company’s results of operations and therefore, the amounts presented for 2008 were not impacted by this reclassification.

The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Sales	Long-Lived Assets
	(In thousands)
2010
United States	$468,214	$287,524
Europe	130,106	6,806
Japan	164,810	8,635
Rest of Asia	89,455	4,511
Other foreign countries	115,071	17,019

	$967,656	$324,495

2009
United States	$475,383	$313,510
Europe	134,508	7,409
Japan	162,695	7,471
Rest of Asia	76,963	3,310
Other foreign countries	101,250	14,517

	$950,799	$346,217

2008
United States	$554,029	$320,594
Europe	191,089	7,354
Japan	166,476	8,180
Rest of Asia	80,011	3,171
Other foreign countries	125,599	13,750

	$1,117,204	$353,049

Note 20. Transactions with Related Parties

The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving for the Company and makes grants to carefully selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. During 2010, 2009 and 2008, the Company did not make any contributions to the Foundation.

Note 21. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2010 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$302,875	$303,609	$175,644	$185,528	$967,656
Gross profit	$137,295	$123,626	$49,051	$55,524	$365,496
Net income (loss)	$20,303	$11,465	$(18,317)	$(32,255)	$(18,804)
Dividends on convertible preferred stock (Note 4)	$2,625	$2,625	$2,625	$2,625	$10,500
Net income (loss) allocable to common shareholders(1)	$17,678	$8,840	$(20,942)	$(34,880)	$(29,304)
Earnings (loss) per common share(2)
Basic(1)	$0.28	$0.14	$(0.33)	$(0.54)	$(0.46)
Diluted(1)	$0.24	$0.14	$(0.33)	$(0.54)	$(0.46)

	Fiscal Year 2009 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$271,864	$302,219	$190,864	$185,852	$950,799
Gross profit	$116,181	$109,848	$59,577	$58,157	$343,763
Net income (loss)	$6,812	$6,912	$(13,429)	$(15,555)	$(15,260)
Dividends on convertible preferred stock (Note 4)	$—	$438	$2,625	$2,625	$5,688
Net income (loss) allocable to common shareholders	$6,812	$6,474	$(16,054)	$(18,180)	$(20,948)
Earnings (loss) per common share(1)
Basic	$0.11	$0.10	$(0.25)	$(0.29)	$(0.33)
Diluted	$0.11	$0.10	$(0.25)	$(0.29)	$(0.33)

(1)	During the fourth quarter of 2010, the Company recognized an after-tax impairment charge of $4,793,000 ($0.08 per share) related to certain trademarks and trade names (see Note 5).
(2)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

SCHEDULE II

CALLAWAY GOLF COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2009 and 2008

Date	Allowance for Sales Returns	Allowance for Doubtful Accounts
	(In thousands)
Balance, December 31, 2007	$5,696	$7,990
Provision	26,233	3,349
Write-off, disposals, costs and other, net	(25,505)	(2,720)

Balance, December 31, 2008	6,424	8,619
Provision	23,607	2,469
Write-off, disposals, costs and other, net	(24,306)	(1,618)

Balance, December 31, 2009	5,725	9,470
Provision	29,026	3,091
Write-off, disposals, costs and other, net	(29,796)	(3,150)

Balance, December 31, 2010	$4,955	$9,411

S-1

EXHIBIT INDEX

Exhibit	Description

12.1	Ratio of Combined Fixed Charges and Preference Dividends to Earnings.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

24.1	Form of Limited Power of Attorney.

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.