Form 10-Q
period 2011-03-31
CALLAWAY GOLF CO
filed 2011-05-02
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of March 31, 2011 was 64,410,566.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future economic, market or golf industry conditions, future benefits from the Company’s investments in its business, and improved 2011 operational performance and financial results, future cash flows and liquidity, as well as estimated unrecognized stock compensation expense, computation of the annual estimated effective tax rate at each interim period, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards and estimated charges and timing thereof related to the Company’s restructuring of its global operations are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in economic conditions, credit markets, or foreign currency exchange rates, the level of promotional activity in the marketplace, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including those affecting the implementation of the Company’s Global Operations Strategy Initiatives, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Anypoint—Apex—Backstryke-Ben Hogan—BH—Big Bertha—Black Series—Black Series i— Black Series Tour Designs—Callaway—Callaway Collection—Callaway Golf—Callaway uPro GO—C Grind-Chev—Chev 18—Chevron Device—D.A.R.T.—Demonstrably Superior and Pleasingly Different—Diablo Edge-Diablo Forged—Diablo Octane—Dimple-in-Dimple—Divine Line—Eagle-ERC—Flying Lady—FTiZ—FT Performance—FT Tour—FT-9—Fusion—Gems—Great Big Bertha—Heavenwood—Hogan—HX—HX Diablo—HX Diablo Tour—IMIX—Legacy—Legacy Aero—Legend—Marksman—Never Lay Up—Number One Putter in Golf—Odyssey—OptiFit—ORG.14—Razr Hawk—Razr X—Razr X Forged—Razr X Muscleback—Razr X Tour—Rossie—S2H2—Sabertooth—Solaire—Steelhead—Strata—Stronomic—Sure-Out—Teron—TF design—Tech Series—Ti-Hot—Top-Flite—Top-Flite D2—Top-Flite XL—Tour Authentic—Tour Deep—Tour i—Tour i(S)—Tour iX—Tour i(Z)—Trade In! Trade Up!—Tru Bore—uPro—uPro MX—VFT—War Bird—Warbird—Warmsport—White Hot—White Hot Tour—White Hot XG—White Ice—Windsport—World’s Friendliest—X-22—X-22 Tour—X-24Hot—XL7000—X-Act—XJ Series—XL Extreme—X Prototype—X-Series—X-Series Jaws—X-SPANN—Xtra Traction Technology—X-Tour—XTT—Xtra Width Technology—XWT-2-Ball—2-Ball F7.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$28,542	$55,043
Accounts receivable, net	266,667	144,643
Inventories	257,895	268,591
Deferred taxes, net	25,404	24,393
Income taxes receivable	786	10,235
Other current assets	41,332	41,703

Total current assets	620,626	544,608
Property, plant and equipment, net	122,701	129,601
Intangible assets, net	130,321	131,327
Goodwill	31,243	30,630
Deferred taxes, net	11,024	11,874
Other assets	36,447	36,939

Total assets	$952,362	$884,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$174,224	$139,312
Accrued employee compensation and benefits	35,903	26,456
Accrued warranty expense	8,646	8,427
Other current liabilities	1,110	971
Credit facility	3,000	—

Total current liabilities	222,883	175,166
Long-term liabilities:
Income taxes payable	8,462	8,554
Deferred taxes, net	1,456	1,376
Long-term other	9,008	4,037
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 1,400,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	14	14
Common stock, $.01 par value, 240,000,000 shares authorized, 66,317,049 shares issued at March 31, 2011 and December 31, 2010, respectively	663	663
Additional paid-in capital	263,918	263,774
Retained earnings	451,884	442,405
Accumulated other comprehensive income	15,913	13,564
Less: Grantor Stock Trust held at market value, 0 shares and 291,341 shares at March 31, 2011 and December 31, 2010, respectively	—	(2,351)
Less: Common Stock held in treasury, at cost, 1,906,483 shares and 1,910,646 shares at March 31, 2011 and December 31, 2010, respectively	(24,921)	(24,835)

Total Callaway Golf Company shareholders’ equity	707,471	693,234

Non-controlling interest in consolidated entity (Note 9)	3,082	2,612

Total shareholders’ equity	710,553	695,846

Total liabilities and shareholders’ equity	$952,362	$884,979

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Net sales	$285,599	$302,875
Cost of sales	161,918	165,580

Gross profit	123,681	137,295
Operating expenses:
Selling expense	75,219	74,628
General and administrative expense	16,287	24,976
Research and development expense	9,197	9,318

Total operating expenses	100,703	108,922

Income from operations	22,978	28,373
Other income (expense), net	(1,380)	1,571

Income before income taxes	21,598	29,944
Provision for income taxes	8,780	9,641

Net income	12,818	20,303
Dividends on convertible preferred stock	2,625	2,625

Net income allocable to common shareholders	$10,193	$17,678

Earnings per common share:
Basic	$0.16	$0.28
Diluted	$0.15	$0.24
Weighted-average common shares outstanding:
Basic	64,303	63,653
Diluted	84,719	83,926

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$12,818	$20,303
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,880	9,949
Deferred taxes	(125)	(1,746)
Non-cash share-based compensation	2,305	2,519
Gain on disposal of long-lived assets	(6,242)	(14)
Changes in assets and liabilities:
Accounts receivable, net	(122,579)	(139,961)
Inventories	11,533	(12,889)
Other assets	2,001	(6,983)
Accounts payable and accrued expenses	27,712	32,551
Accrued employee compensation and benefits	8,437	8,074
Accrued warranty expense	219	(88)
Income taxes payable	9,661	27,523
Other liabilities	5,006	1,675

Net cash used in operating activities	(39,374)	(59,087)

Cash flows from investing activities:
Capital expenditures	(6,918)	(4,149)
Proceeds from sales of property, plant and equipment	18,172	14
Other investing activities	—	(1,950)

Net cash provided by (used in) investing activities	11,254	(6,085)

Cash flows from financing activities:
Issuance of Common Stock	1,160	1,301
Dividends paid, net	(3,270)	(3,266)
Proceeds from credit facility, net	3,000	31,000
Other financing activities	169	(167)

Net cash provided by financing activities	1,059	28,868

Effect of exchange rate changes on cash and cash equivalents	560	(158)

Net decrease in cash and cash equivalents	(26,501)	(36,462)
Cash and cash equivalents at beginning of year	55,043	78,314

Cash and cash equivalents at end of period	$28,542	$41,852

Supplemental disclosures:
Cash received for income taxes, net	$2,040	$15,931
Cash paid for interest and fees	$(56)	$(120)
Dividends payable	$438	$438
Non-cash equity transactions	$665	$684

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Grantor Stock Trust	Treasury Stock		Non-controlling Interest	Total	Comprehensive Income
	Shares	Amount	Shares	Amount					Shares	Amount
Balance, December 31, 2010	1,400	$14	66,317	$663	$263,774	$442,405	$13,564	$(2,351)	(1,911)	$(24,835)	$2,612	$695,846

Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(282)	—	—	—	—	—	—	(282)
Issuance of Treasury Stock	—	—	—	—	—	—	—	—	(81)	(665)	—	(665)
Compensatory stock and stock options	—	—	—	—	472	—	—	1,655	—	—	—	2,127
Employee stock purchase plan	—	—	—	—	(53)	—	—	634	86	579	—	1,160
Stock dividends	—	—	—	—	69	(69)	—	—	—	—	—	—
Cash dividends	—	—	—	—	—	(3,270)	—	—	—	—	—	(3,270)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	(62)	—	—	62	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	2,349	—	—	—	—	2,349	$2,349
Net income	—	—	—	—	—	12,818	—	—	—	—	470	13,288	12,818

Balance, March 31, 2011	1,400	$14	66,317	$663	$263,918	$451,884	$15,913	$—	(1,906)	$(24,921)	$3,082	$710,553	$15,167

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company” or “Callaway Golf”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

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

Recently Adopted Accounting Standards

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments in this ASU also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Based on the Company’s evaluation of this ASU, the adoption of this statement did not have a material impact on the Company’s consolidated condensed financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments in this ASU will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Based on the Company’s evaluation of this ASU, the adoption of this statement did not have a material impact on the Company’s consolidated condensed financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Restructuring Initiatives

In the fourth quarter of 2006, the Company began the implementation of certain gross margin improvement initiatives. Since its inception and through the end of 2009, these initiatives primarily consisted of process improvements in the procurement of direct materials, including all components used in finished products, and the procurement of indirect goods and services as well as value engineering and automation to create efficiencies within the Company’s operational areas. In 2010, the Company began the implementation of the next phase of the gross margin improvement initiatives, which targets the restructuring and relocation of the Company’s manufacturing and distribution operations (the “Global Operations Strategy”). The Company expects to complete the implementation of this phase of the gross margin improvement initiatives by the end of 2011.

Global Operations Strategy

During the third quarter of 2010, as part of the Company’s Global Operations Strategy, the Company announced the restructuring of its golf club and golf ball manufacturing and distribution operations. This restructuring, which is designed to add speed and flexibility to customer service demands, optimize efficiencies, and facilitate long-term gross margin improvements, includes the reorganization of the Company’s manufacturing and distribution centers located in Carlsbad, California, Toronto, Canada, and Chicopee, Massachusetts, the creation of third-party logistics sites in Dallas, Texas and Toronto, Canada, as well as the establishment of a new production facility in Monterrey, Mexico. It is estimated that this restructuring will be completed by the end of 2011. The Company intends to maintain limited manufacturing and distribution facilities in Carlsbad, California and Chicopee, Massachusetts.

As a result of this restructuring, the Company has recognized and will continue to recognize non-cash charges for the acceleration of depreciation on certain golf club and golf ball manufacturing equipment and cash charges related to severance benefits and transition costs, which consist primarily of consulting expenses, costs associated with redundancies during the start-up and training phase of the new production facility in Monterrey, Mexico, start-up costs associated with the establishment of third-party logistics sites, travel expenses, and costs associated with the transfer of inventory and equipment.

For the three months ended March 31, 2011, the Company recorded pre-tax charges of $6,529,000 in connection with this restructuring, of which $6,302,000 and $227,000 were recognized within cost of sales and general and administrative expenses, respectively, and $4,540,000 and $1,762,000 were absorbed by the Company’s golf clubs and golf balls segments, respectively. Charges related to corporate general and administrative expenses were excluded from the Company’s operating segments. Since the announcement of these restructuring initiatives through March 31, 2011, the Company recognized total pre-tax charges of $21,345,000.

The Company currently estimates that the total costs related to this restructuring will be approximately $35,000,000-$40,000,000. As of March 31, 2011, the total future estimated charges are $16,000,000, of which approximately $14,000,000 will be settled in cash and approximately $2,000,000 will be non-cash charges, and $12,000,000 and $4,000,000 will be absorbed by the golf clubs and golf balls segments, respectively. These estimated charges reflect the Company’s best estimate as of the filing of this report based upon the Company’s current plans. Any change in the Company’s plans during implementation, or any delays, difficulties, or change in costs associated with the implementation of these initiatives, could affect the estimated amounts or timing of the charges.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below depicts the activity and liability balances recorded as part of this restructuring as well as the current estimated future charges relating to this restructuring (in thousands). Amounts payable as of March 31, 2011 and December 31, 2010 were included in accounts payable and accrued expenses, and accrued employee compensation and benefits on the accompanying consolidated condensed balance sheets.

	Workforce Reductions	Transition Costs	Asset Write-offs	Total
Charges to cost and expense	$5,177	$7,861	$1,778	$14,816
Non-cash items	—	—	(1,778)	(1,778)
Cash payments	(1,909)	(7,477)	—	(9,386)

Restructuring payable balance, December 31, 2010	$3,268	$384	$—	$3,652

Charges to cost and expense	$2,142	$3,602	$785	$6,529
Non-cash items	—	—	(785)	(785)
Cash payments	(369)	(3,825)	—	(4,194)

Restructuring payable balance, March 31, 2011	$5,041	$161	$—	$5,202

Total future estimated charges as of March 31, 2011	$6,000	$8,000	$2,000	$16,000

3. Sale of Buildings

In March 2011, the Company completed the sale of three of its buildings located in Carlsbad, California, and entered into lease-back agreements for each building over a period of one to five years. The sale of these buildings was in connection with the Company’s ongoing building consolidation project aimed at consolidating the Company’s campus into a more efficient layout, and the relocation of the Company’s golf club manufacturing facilities from Carlsbad, California to Monterrey, Mexico (see Note 2). The sale resulted in net proceeds of $18,079,000 and a net gain of $12,668,000, of which $6,170,000 was recognized in general and administrative expenses during the quarter ended March 31, 2011. Due to the lease-back arrangement, the Company deferred a portion of this gain in the amount of $6,498,000, of which $2,041,000 is included in accounts payable and accrued expenses and $4,457,000 is included in long-term other on the accompanying consolidated condensed balance sheet as of March 31, 2011. The deferred gain represents the sum of the net present value of the minimum future lease payments through the end of each respective lease term. The Company will recognize this deferred gain on a straight-line basis over the terms of the leases.

4. Preferred Stock Offering

On June 15, 2009, the Company sold 1,400,000 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140,000,000 and incurred costs of $6,085,000, which were recorded as an offset to additional paid-in capital in the consolidated condensed statement of shareholders’ equity. The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of March 31, 2011, the liquidation preference would have been $140,438,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

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

The Company may also elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. If the Company elects to mandatorily convert any preferred stock, it will make an additional payment on the preferred stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on the preferred stock. As of March 31, 2011, this amount would have been $12,688,000.

On or after June 20, 2012, the Company, at its option, may redeem the preferred stock, in whole or in part, at a price equal to 100% of the liquidation preference, plus all accrued and unpaid dividends. The preferred stock has no maturity date and has no voting rights prior to conversion into the Company’s common stock, except in limited circumstances.

5. Earnings per Common Share

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

Dilutive securities include the common stock equivalents of convertible preferred stock, options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan (“ESPP”) and outstanding restricted stock units granted to employees and non-employees (see Note 13). Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share” (“ASC 260”). Dilutive securities related to the ESPP are calculated by dividing the average withholdings during the period by 85% of the market value of the Company’s common stock at the end of the period.

In June 2009, the Company completed its offering of 1,400,000 shares of preferred stock. The preferred stock is generally convertible into shares of common stock and earns cumulative dividends from the date of original issue at an initial rate of 7.50% per annum. In accordance with ASC 260, dividends on cumulative preferred stock are subtracted from net income to calculate net income allocable to common shareholders in the basic earnings per share calculation. For the three months ended March 31, 2011 and 2010, the Company declared $2,625,000 in dividends to preferred shareholders.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, and reconciles the weighted-average common shares used in the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net Income	$12,818	$20,303
Less: Preferred stock dividends	(2,625)	(2,625)

Net Income allocable to common shareholders	$10,193	$17,678

Denominator:
Weighted-average common shares outstanding—basic	64,303	63,653
Preferred stock weighted-average shares outstanding	19,858	19,858
Options, restricted stock units and other dilutive securities	558	415

Weighted-average common shares outstanding—diluted	84,719	83,926

Basic earnings per common share	$0.16	$0.28

Diluted earnings per common share	$0.15	$0.24

Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended March 31, 2011 and 2010, options outstanding totaling approximately 10,443,000 and 9,705,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are anticipated to be in effect at the time the differences are expected to reverse. The realization of the deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the temporary differences become realizable. The Company maintains a valuation allowance for a deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In evaluating whether a valuation allowance is required, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions.

At March 31, 2011, the Company had deferred tax assets of $68,856,000. Approximately $62,255,000 of the deferred tax assets pertain to the Company’s U.S. business and $6,601,000 pertain to foreign jurisdictions. In evaluating the likelihood that these deferred tax assets will be realized, the Company considered, among other factors, the Company’s taxable loss in the United States in each of the past two years, the reasons for such loss, the amount of charges for the Company’s Global Operations Strategy Initiatives included in such loss, the expected completion in 2011 of these initiatives, the Company’s projected financial forecast for 2011 and 2012, and any applicable statutory expiration dates. As a result of this evaluation, the Company concluded that it was more likely than not that the deferred tax assets would be realized, net of discrete items for which it established a non-cash valuation allowance previously. If the Company’s business in the United States does not recover and return to profitability as projected by management, the Company could be required to establish a non-cash valuation allowance against a portion or all of the U.S. deferred tax assets.

In accordance with ASC 740, the Company accrues for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s consolidated condensed financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.”

As of March 31, 2011, the liability for income taxes associated with uncertain tax positions was $9,667,000 and could be reduced by $4,452,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments as well as $1,001,000 of tax benefits associated with state income taxes. The net amount of $4,214,000, if recognized, would affect the Company’s consolidated condensed financial statements and favorably affect the Company’s effective income tax rate. The Company does not expect that unrecognized tax benefit liabilities will significantly increase or decrease during the next 12 months.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the quarter ended March 31, 2011, the Company recognized approximately $98,000 of interest expense and penalties in the provision for income taxes. As of March 31, 2011 and December 31, 2010, the Company had accrued $746,000 and $648,000, respectively, (before income tax benefit), for the payment of interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2007 and prior
California (United States)	2004 and prior
Massachusetts (United States)	2006 and prior
Australia	2005 and prior
Canada	2005 and prior
Japan	2005 and prior
South Korea	2008 and prior
United Kingdom	2006 and prior

The Company has a significant amount of U.S. federal and state deferred tax assets, which include net operating loss carryforwards (“NOLs”) and other losses. The Company’s ability to utilize the losses to offset future taxable income may be limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative increase in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. Although the Company’s ownership has changed significantly during the three-year period ended March 31, 2011 (due in significant part to the Company’s June 2009 preferred stock offering), the Company does not believe there has been a cumulative increase in ownership by “5-percent shareholders” in excess of 50 percentage points during that period. The Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Inventories

Inventories are summarized below (in thousands):

	March 31, 2011	December 31, 2010
Inventories:
Raw materials	$54,453	$48,804
Work-in-process	1,208	1,585
Finished goods	202,234	218,202

	$257,895	$268,591

8. Goodwill and Intangible Assets

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The Company performs an impairment analysis on its goodwill and intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	March 31, 2011			December 31, 2010
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$114,247	$—	$114,247	$114,247	$—	$114,247
Amortizing:
Patents	2-16	36,459	27,041	9,418	36,459	26,405	10,054
Developed technology and other	1-9	12,387	5,731	6,656	12,387	5,361	7,026

Total intangible assets		$163,093	$32,772	$130,321	$163,093	$31,766	$131,327

Aggregate amortization expense on intangible assets was approximately $1,006,000 and $1,052,000 for the three months ended March 31, 2011 and 2010, respectively. Amortization expense related to intangible assets at March 31, 2011 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2011	$2,974
2012	3,449
2013	2,560
2014	1,882
2015	1,844
2016	1,834
Thereafter	1,531

$16,074

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill at March 31, 2011 and December 31, 2010 was $31,243,000 and $30,630,000, respectively. The increase in goodwill during the three months ended March 31, 2011 of $613,000 was primarily due to favorable foreign currency fluctuations.

9. Investments

Investment in TopGolf International, Inc.

In 2006, the Company made an investment in Golf Entertainment International Limited (“GEI” or “TopGolf”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company acquired preferred shares of GEI for approximately $10,000,000. In addition, the Company and GEI entered into a Preferred Partner Agreement under which the Company is granted preferred signage rights, rights as the preferred supplier of golf products used or offered for use at TopGolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in the TopGolf retail stores, access to consumer information obtained by TopGolf, and other rights incidental to those listed.

Since 2007, the Company, along with other GEI shareholders, entered into certain convertible loan agreements with GEI, which were designated for any corporate purpose, including capital projects as well as operational needs. In connection with the loans, the Company received underwriting fees and interest at market rates on the loaned amounts. Through January 2011, the Company funded a combined total of $10,600,000 under the loan agreements, including accrued interest and fees of $4,702,000.

In January 2011, certain third party investors made a significant investment in GEI to fund GEI’s site expansion and other working capital purposes, and GEI completed its reincorporation from the United Kingdom to the United States. In connection with these transactions, in January 2011, the Company agreed to the conversion of all convertible loans into preferred stock. Consequently, the Company received full value for the principal and accrued fees and interest in the form of additional preferred stock of GEI. As of March 31, 2011, the book value of the Company’s investment in GEI totaled $20,600,000.

Also in connection with these transactions in January 2011, the Company, with the assistance of an external valuation firm, completed a valuation analysis of the Company’s investment in GEI (following the third party investments, the reincorporation, and the loan conversions) and concluded that the fair value of the Company’s investment in GEI with all loans converted into preferred stock exceeded the carrying value of the Company’s investment. The Company will continue to monitor the recoverability of this investment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or exceeds its fair value.

The Company’s ownership interest in TopGolf International, Inc. (successor-in-interest to Golf Entertainment International Limited) prior and post conversion continues to be less than 20%. In addition, the Company does not have the ability to significantly influence the operating and financing activities and policies of TopGolf International, Inc. Accordingly, the Company’s investment in TopGolf International, Inc. is accounted for at cost in accordance with ASC Topic 325, “Investments—Other,” and is included in other long-term assets in the accompanying consolidated condensed balance sheets as of March 31, 2011 and December 31, 2010.

Investment in Qingdao Suntech Sporting Goods Limited Company

In October 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated condensed financial statements as of March 31, 2011 and December 31, 2010, in accordance with ASC Topic 810, “Consolidations.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which $2,188,000 was outstanding as of both March 31, 2011 and December 31, 2010. The Company recorded the loan in other long-term assets in the accompanying consolidated condensed balance sheets.

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

	Three Months Ended March 31,
	2011	2010
Beginning balance	$8,427	$9,449
Provision	1,951	2,154
Claims paid/costs incurred	(1,732)	(2,242)

Ending balance	$8,646	$9,361

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

The lenders in the syndicate are Bank of America, N.A., Union Bank of California, N.A., Barclays Bank, PLC, JPMorgan Chase Bank, N.A., US Bank, N.A., Comerica West Incorporation, Fifth Third Bank, and Citibank, N.A. To date, all of the banks in the syndicate have continued to meet their commitments under the Line of Credit. If any of the banks in the syndicate were unable to perform on their commitments to fund the Line of Credit, the Company’s liquidity would be impaired, unless the Company were able to find a replacement source of funding under the Line of Credit or from other sources.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Line of Credit provides for revolving loans of up to $250,000,000, although actual borrowing availability can be effectively limited by the financial covenants contained therein. The financial covenants are tested as of the end of a fiscal quarter (i.e. on March 31, June 30, September 30, and December 31, each year). As long as the Company is in compliance with the financial covenants on each of those four days, the Company has access to the full $250,000,000 (subject to compliance with the other terms of the Line of Credit).

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

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended March 31, 2011, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on March 31, 2011, was approximately $23,000,000. As of March 31, 2011, the Company had $3,000,000 outstanding under the Line of Credit and had $28,542,000 of cash and cash equivalents. As of March 31, 2011, the Company remained in compliance with the consolidated leverage ratio as well as with the interest coverage ratio covenants. Because the Company remained in compliance with these financial covenants, as of April 1, 2011, the Company had access to the full $250,000,000 under the Line of Credit (subject to compliance with other terms of the Line of Credit).

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of March 31, 2011, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

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

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2,250,000 and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $258,000 as of March 31, 2011, of which the entire $258,000 was included in other current assets in the accompanying consolidated condensed balance sheet.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Commitments and Contingencies

Legal Matters

The Company is subject to routine legal claims, proceedings, and investigations incident to its business activities, including claims, proceedings, and investigations relating to commercial disputes and employment matters. The Company also receives from time to time information claiming that products sold by the Company infringe or may infringe patent, trademark, or other intellectual property rights of third parties. One or more such claims of potential infringement could lead to litigation, the need to obtain licenses, the need to alter a product to avoid infringement, a settlement or judgment, or some other action or material loss by the Company, which also could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace. In addition, the Company is occasionally subject to non-routine claims, proceedings, or investigations.

The Company regularly assesses such matters to determine the degree of probability that the Company will incur a loss as a result of such matters as well as the range of possible loss. An estimated loss contingency is accrued in the Company’s financial statements if it is probable the Company will incur a loss and the amount of the loss can be reasonably estimated. The Company reviews all claims, proceedings, and investigations at least quarterly and establishes or adjusts any accruals for such matters to reflect the impact of negotiations, settlements, advice of legal counsel, and other information and events pertaining to a particular matter. All legal costs associated with such matters are expensed as incurred.

Historically, the claims, proceedings and investigations brought against the Company, individually, and in the aggregate, have not had a material adverse effect upon the consolidated results of operations, cash flows, or financial position of the Company. The Company believes that it has valid legal defenses to the matters currently pending against the Company. These matters, including the matters specifically described below, are inherently unpredictable and the resolutions of those matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance, or the financial impact that will result from such matters. Management believes that the final resolution of the current matters pending against the Company, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position. It is possible, however, that the Company’s results of operations or cash flows could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Set forth below is a description of certain litigation to which the Company is a party.

2006 Pro V1 Golf Ball Patent Infringement Litigation

On February 9, 2006, the Company filed a complaint in the United States District Court in Delaware (Case No. C.A. 06-91) asserting patent infringement claims against the Acushnet Company, a wholly-owned subsidiary of Fortune Brands, alleging that Acushnet’s Titleist Pro V1 family of golf balls infringed nine claims contained in four golf ball patents owned by the Company. The Company prevailed in a December 2007 jury trial on 8 of the 9 patent claims asserted against Acushnet. In November 2008, the Delaware District Court entered a permanent injunction prohibiting continued sales of the infringing Pro V1 golf balls by Acushnet. In August 2009, the United States Court of Appeals for the Federal Circuit reversed and remanded the case for a new trial. The case was retried and on March 29, 2010, a jury found that the claims in the patents asserted by the Company against Acushnet were invalid. On April 21, 2011, the District Court in Delaware denied, in part, the Company’s motion for judgment as a matter of law and denied the Company’s motion for a new trial. The Company will appeal the District Court’s rulings to the Court of Appeals for the Federal Circuit.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 2006 Acushnet filed requests for reexamination of the patents asserted by the Company in the United States Patent and Trademark Office (“PTO”). On March 9, 2011, the Board of Patent Appeals and Interferences (“BPAI”) affirmed an examiner’s rejection of the patents, relying on evidence submitted by Acushnet in its requests for reexamination. On April 11, 2011, the Company asked the BPAI to reconsider its decision. If the BPAI maintains its rejection of the patents, the Company will take an appeal to the Federal Circuit. The Company has asserted in the 2006 Pro V1 Golf Ball Patent Litigation described above that Acushnet breached a 1996 settlement agreement by filing the requests for reexamination of the asserted patents in the PTO. On January 13, 2011, the District Court in Delaware entered an order finding Acushnet breached the 1996 settlement agreement by filing the reexamination requests in the PTO. Damages for Acushnet’s breach of the 1996 settlement agreement have not yet been determined by the Court or by a jury.

On March 15, 2011, the Company filed suit against the Director of the PTO in the United States District Court for the Eastern District of Virginia, Case No. 1:11 cv 266, seeking a court order vacating, holding unlawful, and setting aside the PTO’s orders in the reexamination proceedings initiated by Acushnet. Among other things, the Company has alleged that the PTO’s refusal to vacate or stay the reexamination proceedings, in the face of the court order determining that the proceedings were initiated in breach of the 1996 settlement agreement exceeded the PTO’s jurisdiction and authority and was arbitrary, capricious, and otherwise contrary to law.

The 2009 Pro V1 Golf Ball Patent Litigation

After the District Court in Delaware issued a permanent injunction barring further sales of the infringing Pro V1 golf balls in November 2008, Acushnet introduced a new version of those golf balls. On March 3, 2009, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-131, asserting claims against Acushnet for patent infringement with regard to the new balls. Specifically, the complaint asserts that two golf ball patents owned by the Company and acquired from Top-Flite are infringed by the new versions of the Pro V1 golf balls introduced in 2009. Acushnet has filed requests for reexamination with the PTO challenging the validity of the two patents asserted by the Company in the 2009 litigation. The PTO has issued final office actions rejecting the claims of the two patents and the Company has appealed those rejections to the BPAI.

On March 3, 2009, Acushnet filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09-130, asserting claims against the Company for patent infringement. Specifically, Acushnet asserts that the Company’s sale of the Company’s Tour golf balls infringe nine Acushnet golf ball patents. Acushnet then dropped one of the patents, but expanded its infringement contentions to allege that seven other models of the Company’s golf balls, using the Company’s patented HX surface geometry, infringe five of the Acushnet patents asserted in its suit. Acushnet is seeking damages and an injunction to prevent alleged infringement by the Company. The case was consolidated for discovery and pretrial with the Company’s March 3, 2009 case against Acushnet, described above.

On February 25, 2011, the District Court in Delaware entered an order temporarily staying the 2009 cases pursuant to the stipulation of the parties. The District Court dissolved the stay in both cases on April 21, 2011.

Corporate Trade Inc. Litigation

On January 19, 2009, the Company filed suit in the Superior Court for the County of San Diego, Case No. 37-2009-00050363-CU-BC-NC, against Corporate Trade Inc. (“CTI”) seeking damages for breach of contract and for declaratory relief based on the asserted use and transfer of corporate trade credits to the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company in connection with the purchase of assets from Top-Flite in 2003. On January 26, 2009, CTI filed its own suit in the United States District Court for the Southern District of New York, Case No. 09CV0698, asserting claims for breach of contract, account stated and unjust enrichment, and seeking damages of approximately $8,900,000. On February 26, 2009, CTI removed the Company’s San Diego case to the United States District Court for the Southern District of California. On March 1, 2010, the San Diego case was transferred to the Southern District of New York where it was consolidated with the New York case. Discovery has commenced. No trial date has been set.

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

As of March 31, 2011, the Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay under these agreements is $96,004,000 over the next four years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum purchase commitments as of March 31, 2011 are as follows (in thousands):

Remainder of 2011	$51,017
2012	24,192
2013	14,407
2014	6,388
Thereafter	—

$96,004

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

policies. Also, in connection with the uPlay acquisition in December 2008, the Company could be required to pay an additional purchase price, not to exceed $10,000,000, based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011. As of March 31, 2011, based on the Company’s preliminary assessment of certain performance indicators in connection with the sale of uPlay products, the probability of the Company fulfilling this additional purchase price obligation at the end of the three year period ending December 31, 2011, is remote.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2011 was not material to the Company’s financial position, results of operations or cash flows.

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

13. Share-Based Employee Compensation

As of March 31, 2011, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). From time to time, the Company grants Stock Options, Restricted Stock Units and other awards under these two plans.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below summarizes the non-cash amounts recognized in the financial statements for the three months ended March 31, 2011 and 2010 for share-based compensation, including expense for Phantom Stock Units granted to employees (in thousands).

	Three months ended March 31,
	2011	2010
Cost of sales	$163	$254
Operating expenses	2,551	3,330

Total cost of employee share-based compensation included in income, before income tax	2,714	3,584
Amount of income tax recognized in earnings	(901)	(1,140)

Amount charged against net income	$1,813	$2,444

Impact on net income per common share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.02)	$(0.03)

Stock Options

The Company granted 1,731,000 and 1,219,000 shares underlying Stock Options during the three months ended March 31, 2011 and 2010, respectively, at a weighted average grant-date fair value of $2.94 and $2.84 per share, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of Stock Options granted during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Dividend yield	1.4%	1.1%
Expected volatility	48.5%	46.2%
Risk free interest rate	2.0%	2.2%
Expected life	5.0 years	4.7 years

Restricted Stock Units

The Company granted 452,000 shares underlying Restricted Stock Units during the three months ended March 31, 2010, at a weighted average grant-date fair value of $7.54. The number of shares underlying Restricted Stock Units granted during the three months ended March 31, 2011, was nominal. At March 31, 2011, the Company had $2,743,000 of total unrecognized compensation expense related to non-vested shares granted to employees under the Company’s share-based payment plans related to Restricted Stock Units. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated condensed statement of operations due to the application of forfeiture rates.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Phantom Stock Units

Phantom Stock Units (“PSUs”) are a form of share-based awards that are indexed to the Company’s common stock and are settled in cash. As such, PSUs are accounted for as liabilities that are remeasured based on the closing price of the Company’s common stock at the end of each interim period through the settlement date of the awards. PSUs cliff vest over two and three year periods and compensation expense is recognized on a straight-line basis over these vesting periods.

During the first quarter of 2011, the Company granted 679,000 shares of PSUs with a grant date fair value of $5,100,000. At March 31, 2011, the fair value of total PSUs outstanding was $12,301,000. Compensation expense recognized for PSUs outstanding over the three months ended March 31, 2011 and 2010 was $536,000 and $1,065,000, respectively. At March 31, 2011 and December 31, 2010, in connection with the PSUs, the Company accrued $2,401,000 and $2,281,000, respectively, in employee compensation expense and benefits, and $1,935,000 and $1,519,000, respectively, the long-term other in the accompanying consolidated condensed balance sheets.

14. Fair Value of Financial Instruments

The Company’s foreign currency exchange contracts are measured and reported on a fair value basis in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price) in the principal and most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires the classification of assets and liabilities carried at fair value using a three-tier hierarchy based upon observable and unobservable inputs as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The following table summarizes the valuation of the Company’s foreign currency exchange contracts by the above pricing levels as of the valuation dates listed (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Foreign currency derivative instruments—asset position	$1,602	$1,602	$1,786	$1,786
Foreign currency derivative instruments—liability position	8,283	8,283	11,775	11,775

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts (“foreign currency exchange contracts”) to hedge transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars, Australian Dollars and Korean Won. Foreign currency exchange contracts are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign currency exchange rate movements. The Company does not enter into foreign currency exchange contracts for speculative purposes. Foreign currency exchange contracts usually mature within twelve months from their inception.

The Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At March 31, 2011 and December 31, 2010, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $316,791,000 and $314,190,000, respectively, of which $182,445,000 and $217,770,000, respectively, represent contracts used to hedge exposures in operating results from the translation of revenues and expenses of the Company’s international subsidiaries into U.S. dollars. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at March 31, 2011 and December 31, 2010 (in thousands):

	Asset Derivatives
	March 31, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$1,602	Other current assets	$1,786

	Liability Derivatives
	March 31, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$8,283	Accounts payable and accrued expenses	$11,775

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the location of gains and losses in the consolidated condensed statements of operations that were recognized during the three months ended March 31, 2011 and 2010, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative instruments	Three months ended March 31,
		2011	2010
Foreign currency exchange contracts	Other income (expense), net	$(1,339)	$1,274

The net realized and unrealized contractual net gains/losses noted in the table above for the quarter ended March 31, 2011 and 2010 were used by the Company to offset actual foreign currency transactional net gains/losses associated with assets and liabilities denominated in foreign currencies as well as net gains/losses associated with the translation of foreign currencies in operating results.

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

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended March 31,
	2011	2010
Net sales
Golf Clubs(1)	$240,986	$251,837
Golf Balls(1)	44,613	51,038

	$285,599	$302,875

Income (loss) before income taxes
Golf Clubs(1)	$29,555	$43,711
Golf Balls(1)	2,050	1,799
Reconciling items(2)	(10,007)	(15,566)

	$21,598	$29,944

Additions to long-lived assets
Golf Clubs	$5,098	$3,621
Golf Balls	2,100	102

	$7,198	$3,723

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.
(2)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. As a result of the continued weakening trend of the U.S. dollar during the first quarter of 2011, the translation of foreign currency exchange rates had a net positive impact on the Company’s financial results during the first three months of 2011.

Executive Summary for 10-Q

As discussed above, the Company’s first quarter typically represents the initial sell-in to the golf retail channels in preparation for the new golf season. The initial sell-in also carries over into the second quarter. During the first quarter of 2011, the Company’s results varied significantly by region with some reflecting the beginning of a meaningful recovery and others reflecting the negative effects of unforeseen external factors. Sales in Europe, Canada and emerging markets (China, India, and Southeast Asia) were off to a strong start and were able to offset a slight decline in the United States. On the other hand, the recent earthquakes and tsunami in Japan (which is the Company’s second largest region in terms of sales and the region with the highest gross margins), the flooding in Australia, and the delayed opening of the golf market in Korea due to extreme weather offset the recovering regions.

During the first quarter of 2011, the Company’s net sales decreased $17.3 million (6%) to $285.6 million as compared to $302.9 million for the first quarter of 2010. The Company’s sales in Japan, which were adversely affected by the recent natural disasters, decreased $15.9 million (30%). The Company’s net sales in the first quarter were also adversely impacted (compared to the same period in the prior year) by the planned timing of new product launches, including the new 2011 Diablo Octane woods products, which were launched during the fourth quarter of 2010 instead of the first quarter of 2011.

The Company’s gross margins as a percentage of net sales were 43% for the first quarter of 2011 compared to 45% for the first quarter of 2010. This decrease is primarily related to increased investment in the Company’s global operations strategy initiatives (or “GOS Initiatives”), including the reorganization of the Company’s manufacturing and distribution operations. For the first quarter of 2011, the Company incurred pre-tax charges of approximately $6.3 million related to the global operations strategy as compared to $1.0 million during the first quarter of 2010. The decline in sales in Japan, noted above, also affected gross margins as the Company sells a significant amount of premium priced products in that region.

The Company’s operating expenses for the first quarter of 2011 were $100.7 million (35% of net sales) compared to $108.9 million (36% of net sales) for the first quarter of 2010. The operating expenses for the first quarter of 2011 include a gain of $6.2 million related to the sale of three buildings. The buildings were sold in connection with the Company’s ongoing facilities consolidation efforts and relocation of its golf club manufacturing operations.

The Company’s net income during the first quarter of 2011 decreased to $12.8 million from $20.3 million during the first quarter of 2010 and the Company’s earnings per share decreased to $0.15 in the first quarter of 2011 compared to $0.24 per share for the same period in 2010. This decrease is primarily related to the $15.9 million decline in sales in Japan as well as the increased investment in the final stages of the Company’s global operations strategy discussed above.

The second quarter is an important quarter for the Company’s business as it is driven by the degree of sell-through at retail. While it is difficult to estimate the full year impact the recent natural disasters will have on the Company’s business in Japan, the Company is encouraged by some early signs of recovery. The Company is also encouraged by the positive growth trends in the industry, continued growth in the Company’s emerging markets, further development of its apparel business, and the progress on the Company’s global operations strategy, including the reorganization of its manufacturing and distribution operations. As a result, the Company expects that in 2011 its underlying operational performance and full year financial results will improve compared to 2010 and expects that the significant investments made in the Company’s global operations strategy will be completed by the end of 2011.

Three-Month Periods Ended March 31, 2011 and 2010

Net sales for the first quarter of 2011 decreased $17.3 million (6%) to $285.6 million compared to $302.9 million in the first quarter of 2010. This decrease was due to a $15.9 million (30%) decline in sales in Japan primarily as a result of the adverse effects of the natural disaster that extensively affected this region during the last month of the first quarter of 2011. Net sales for the first quarter of 2011 were also negatively affected by the timing of planned product launches in the U.S., primarily due to the Diablo Octane woods products which were launched early in the fourth quarter of 2010 instead of the first quarter of 2011. The Company’s net sales by operating segment is presented below (dollars in millions):

	Three Months Ended March 31,		Growth (Decline)
	2011	2010(1)	Dollars	Percent
Net sales
Golf clubs	$241.0	$251.9	$(10.9)	(4)%
Golf balls	44.6	51.0	(6.4)	(13)%

	$285.6	$302.9	$(17.3)	(6)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2011	2010	Dollars	Percent
Net sales:
United States	$145.4	$151.1	$(5.7)	(4)%
Europe	46.2	42.3	3.9	9%
Japan	37.5	53.4	(15.9)	(30)%
Rest of Asia	23.5	24.6	(1.1)	(4)%
Other foreign countries	33.0	31.5	1.5	5%

	$285.6	$302.9	$(17.3)	(6)%

Net sales in the United States decreased $5.7 million (4%) to $145.4 million during the first quarter of 2011 compared to the same period in the prior year. As mentioned above, this decrease was primarily due to the timing of planned product launches primarily in the woods category. The Company’s sales in regions outside of the United States decreased $11.6 million (8%) to $140.2 million during the first quarter of 2011 compared to the same quarter in 2010. This decrease was largely caused by a decline of $15.9 million in sales in Japan primarily as a result of the earthquake and tsunami in that region in March 2011. Additionally, the Company experienced decreases in sales in Australia due to earthquakes and flooding in that region and in Korea due to adverse weather conditions. These decreases were partially offset by increases in sales in Europe, Canada and in the Company’s emerging markets (China, Southeast Asia and India). The Company’s reported net sales in regions outside the United States in the first quarter of 2011 were favorably affected by the translation of foreign currency sales into U.S. dollars based upon 2011 exchange rates. If 2010 rates were applied to 2011 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $7.9 million less than reported in the first quarter of 2011.

For the first quarter of 2011, gross profit decreased $13.6 million to $123.7 million from $137.3 million in the first quarter of 2010. Gross profit as a percentage of net sales (“gross margin”) decreased to 43% in the first quarter of 2011 compared to 45% in the first quarter of 2010. The decrease in gross margin was primarily attributable to the recognition of certain costs in connection with the final stages of the Company’s GOS Initiatives, which adversely affected gross margins by approximately 2 percentage points compared to 2010. Gross margin was also negatively impacted by the decline in sales in Japan which generally have the highest gross margins of the Company’s sales. In addition, gross margin was impacted by an unfavorable shift in overall product mix from sales of higher margin woods and putters products to sales of lower margin irons products, despite the fact that gross margins in most individual product categories improved as a result of higher average selling prices, lower product costs and less closeout activity. These decreases were offset by cost reductions on golf club components costs, primarily related to the Company’s GOS initiatives. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses increased by $0.6 million to $75.2 million in the first quarter of 2011 compared to $74.6 million in the comparable period of 2010. As a percentage of net sales, selling expenses increased to 26% in the first quarter of 2011 compared to 25% in the first quarter of 2010. This increase includes a $1.0 million increase in marketing expenses primarily in Japan to support new product launches that occurred prior to the natural disaster, partially offset by a decrease in depreciation expense.

General and administrative expenses decreased by $8.7 million (35%) to $16.3 million in the first quarter of 2011 compared to $25.0 million in the comparable period of 2010. As a percentage of net sales, general and administrative expenses decreased to 6% in the first quarter of 2011 from 8% in the first quarter of 2010. This decrease was primarily due to a $6.2 million net gain recognized in connection with the sale of three of the Company’s buildings in March 2011, combined with a $1.6 million decrease in employee costs as a result of workforce reductions announced in 2010 and a decrease in stock compensation expense.

Research and development expenses remained relatively flat at $9.2 million in the first quarter of 2011 compared to $9.3 million in the comparable period of 2010. As a percentage of sales, research and development expenses remained constant at 3% in the first quarter of 2011 and 2010.

Other income (expense) decreased by $3.0 million in the first quarter of 2011 to expense of $1.4 million compared to income of $1.6 million in the comparable period of 2010. This decrease was primarily attributable to net foreign currency losses reported in the first quarter of 2011 compared to net foreign currency gains reported in the first quarter of 2010.

The effective tax rate for the first quarter of 2011 was 40.7% compared to 32.2% for the comparable period in 2010. The tax rate in the first quarter of 2010 benefited from net favorable adjustments to previously estimated tax liabilities resulting from the release of tax contingencies related to the settlement of various issues under tax examination.

Net income for the first quarter of 2011 decreased to $12.8 million from $20.3 million in the comparable period of 2010. Net income allocable to common shareholders for the first quarter of 2011 and 2010 includes a reduction of $2.6 million for dividends on convertible preferred stock. Diluted earnings per share decreased to $0.15 per share on 84.7 million weighted average shares outstanding in the first quarter of 2011 compared to $0.24 per share on 83.9 million weighted average shares outstanding in the first quarter of 2010. Diluted earnings per share for the first quarter of 2011 was negatively affected by decreases of $0.04 per share related to after-tax charges incurred in connection with the Company’s GOS Initiatives and $0.08 per share as a result of the decline in sales in Japan during the first quarter of 2011. These decreases were partially offset by an increase of $0.05 per share related to a gain recognized in connection with the sale of certain buildings during the first quarter of 2011.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended March 31, 2011 and 2010

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2011	2010(1)	Dollars	Percent
Net sales:
Woods	$81.0	$94.3	$(13.3)	(14)%
Irons	70.0	57.3	12.7	22%
Putters	28.9	38.1	(9.2)	(24)%
Accessories and other	61.1	62.2	(1.1)	(2)%

	$241.0	$251.9	$(10.9)	(4)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

The $13.3 million (14%) decrease in net sales of woods to $81.0 million for the quarter ended March 31, 2011 was primarily due to a decrease in sales volume and relatively flat average selling prices. The decrease in sales volume was primarily due to the earlier launch timing of Diablo Octane drivers and fairways, which were launched early in the fourth quarter of 2010 compared to the prior year launch of Diablo Edge drivers and fairways during the first quarter of 2010 as well as a decline in sales of Legacy fairways in Japan. Although overall woods average selling prices were flat, average selling prices for fairway woods decreased primarily from a decline in sales of higher priced Legacy fairways in Japan as well as the introduction of Razr Hawk fairways at a lower average selling price in the first quarter of 2011 compared to FT-iz fairways which were launched in the first quarter of 2010. This decrease was almost entirely offset by a favorable shift in product mix from sales of moderately priced drivers during the first quarter of 2010 to sales of more premium statement drivers during the first quarter of 2011.

The $12.7 million (22%) increase in net sales of irons to $70.0 million for the quarter ended March 31, 2011 was primarily attributable to increases in both sales volume and average selling prices resulting from the current year launch of the more premium Razr X irons compared to the prior year launch of the more moderately priced Big Bertha Diablo irons. Sales of Razr X irons also had a positive impact on sales volume due to strong initial sell-in of this product compared to Big Bertha irons launched in 2010. These increases were partially offset by a decline in sales of wedge products due to fewer models offered during the first quarter of 2011 compared to the same period in the prior year.

The $9.2 million (24%) decrease in net sales of putters to $28.9 million for the quarter ended March 31, 2011 was primarily attributable to a decline in sales volume partially offset by an increase in average selling prices. The decease in sales volume resulted primarily from fewer new putter models offered in the first quarter of 2011 compared to the same period in the prior year. The increase in average selling prices was attributable to a decrease in closeout activity in the first quarter of 2011 compared to the first quarter of 2010.

The $1.1 million (2%) decrease in net sales of accessories and other products to $61.1 million for the quarter ended March 31, 2011 was primarily attributable to the timing of GPS range finder product launches period over period combined with a decline in sales of the Company’s golf accessories and packaged sets. These decreases were partially offset by an increase in sales of the Company’s golf bags as a result of a new golf bag model introduced in 2011 combined with increased sales of golf footwear and apparel.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2011	2010(1)	Dollars	Percent
Net sales:
Golf balls	$44.6	$51.0	$(6.4)	(13)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

The $6.4 million (13%) decrease in net sales of golf balls to $44.6 million for the quarter ended March 31, 2011 was primarily due to a decrease in sales volume combined with relatively flat average selling prices. The decrease in sales volume was driven by a decline in sales of Callaway brand premium golf ball models that were launched in the first quarter of 2010, in addition to a planned reduction in Callaway golf ball models during 2011. These decreases were partially offset by sales of moderately priced Big Bertha Diablo Tour golf balls, which were launched in the first quarter of 2011.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth (Decline)
	2011	2010(1)	Dollars	Percent
Income (loss) before income taxes
Golf clubs(2)	$29.6	$43.7	$(14.1)	(32)%
Golf balls(2)	2.1	1.8	0.3	17%
Reconciling items(3)	(10.1)	(15.6)	5.5	(35)%

	$21.6	$29.9	$(8.3)	(28)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.
(2)	During the three months ended March 31, 2011, the Company incurred total pre-tax charges of $6.5 million in connection with the GOS Initiatives, of which $4.5 million and $1.8 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively, and $0.2 million was included in corporate general and administrative expenses. During the three months ended March 31, 2010, the Company incurred total pre-tax charges of $1.1 million in connection with initiatives targeted at improving gross margins, of which $0.8 million and $0.3 million were absorbed by the Company’s golf clubs and golf balls segments, respectively (see Note 2 “Restructuring Initiatives” in the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q).
(3)	Reconciling items represent corporate general and administration expenses and other income (expenses) of $10.1 million and $15.6 million for the three months ended March 31, 2011 and 2010, respectively, which are not utilized by management in determining segment profitability. For further information on segment reporting see Note 16 to the Consolidated Condensed Financial Statements—“Segment Information” in this Form 10-Q.

Pre-tax income in the Company’s golf clubs operating segment decreased to $29.6 million for the first quarter of 2011 from $43.7 million for the comparable period in the prior year. This decrease was primarily attributable to the decrease in net sales as discussed above combined with a decrease in gross margin primarily driven by $4.5 million of costs incurred in connection with the GOS Initiatives during the first quarter of 2011. Gross margin was also negatively impacted by an unfavorable shift in product mix from sales of higher margin woods, in particular Legacy woods products in Japan, and putter products to sales of lower margin iron products.

This decrease was almost entirely offset by cost savings provided by the Company’s initiatives targeted at improved gross margins, including cost reductions on club components as a result of improved product designs and sourcing of lower cost raw materials.

Pre-tax income in the Company’s golf balls operating segment increased to $2.1 million for the first quarter of 2011 from $1.8 million for the comparable period in the prior year. This increase was primarily due to an increase in gross margin as a result of a favorable shift in golf ball production to more cost efficient regions outside the U.S., partially offset by the decrease in net sales as discussed above as well as an increase in the cost of certain golf ball raw materials.

Financial Condition

The Company’s cash and cash equivalents decreased $26.5 million (48%) to $28.5 million at March 31, 2011, from $55.0 million at December 31, 2010. Most of this decrease was due to the general seasonality of the Company’s business. Generally, during the first quarter, the Company will rely more heavily on its credit facility to fund operations as cash inflows from operations begin to increase during the second quarter as a result of cash collections from customers. During the three months ended March 31, 2011, the Company used its cash and cash equivalents as well as borrowings from its credit facility to fund cash used in operating activities of $39.4 million as well as $6.9 million in capital expenditures. Additionally, in March 2011, the Company used proceeds of $18.2 million primarily from the sale of three of its buildings in Carlsbad, California to pay down borrowings on its line of credit at the end of the period. The Company concluded the quarter ended March 31, 2011 with $3.0 million outstanding under its primary credit facility. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facility, as deemed necessary (see further information on the Company’s credit line below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of March 31, 2011, the Company’s net accounts receivable increased $122.0 million to $266.7 million from $144.6 million as of December 31, 2010. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $285.6 million during the first quarter of 2011 compared to net sales of $185.5 million during the fourth quarter of 2010. The Company’s net accounts receivable decreased by $10.7 million as of March 31, 2011 compared to the Company’s net accounts receivable as of March 31, 2010. This decrease was primarily attributable to a $17.3 million decrease in net sales in the first quarter of 2011 compared to the first quarter of 2010.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s net inventory decreased $10.7 million to $257.9 million as of March 31, 2011 compared to $268.6 million as of December 31, 2010. The Company’s net inventory increased by $27.1 million as of March 31, 2011 compared to the Company’s net inventory as of March 31, 2010. Net inventories as a percentage of the trailing twelve months net sales increased to 27.1% as of March 31, 2011 compared to 23.5% as of March 31, 2010. This increase was driven primarily by (i) a planned increase in golf bag inventory to avoid production constraints that were experienced in the prior year, (ii) the transition of manufacturing to the Company’s new facility in Mexico which requires some duplication of inventory until the transition is complete, and (iii) an increase in inventory in our Asia Pacific regions. The Company expects to sell this inventory in the normal course of business in 2011.

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

The lenders in the syndicate are Bank of America, N.A., Union Bank of California, N.A., Barclays Bank, PLC, JPMorgan Chase Bank, N.A., US Bank, N.A., Comerica West Incorporation, Fifth Third Bank, and Citibank, N.A. To date, all of the banks in the syndicate have continued to meet their commitments under the Line of Credit. If any of the banks in the syndicate were unable to perform on their commitments to fund the Line of Credit, the Company’s liquidity would be impaired, unless the Company were able to find a replacement source of funding under the Line of Credit or from other sources.

The Line of Credit provides for revolving loans of up to $250.0 million, although actual borrowing availability can be effectively limited by the financial covenants contained therein. The financial covenants are tested as of the end of a fiscal quarter (i.e. on March 31, June 30, September 30, and December 31, each year). As long as the Company is in compliance with the financial covenants on each of those four days, the Company has access to the full $250.0 million (subject to compliance with the other terms of the Line of Credit).

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

Based on the Company’s consolidated leverage ratio covenant and adjusted EBITDA for the four quarters ended March 31, 2011, the maximum amount of Consolidated Funded Indebtedness, including borrowings under the Line of Credit, that could have been outstanding on March 31, 2011, was approximately $23.0 million. As of March 31, 2011, the Company had $3.0 million outstanding under the Line of Credit and had $28.5 million of cash and cash equivalents. As of March 31, 2011, the Company remained in compliance with the consolidated leverage ratio as well as with the interest coverage ratio covenants. Because the Company remained in compliance within these financial covenants, as of April 1, 2011, the Company had full access to the full $250.0 million under the Line of Credit.

In addition to these financial covenants, the Line of Credit includes certain other restrictions, including restrictions limiting dividends, stock repurchases, capital expenditures and asset sales. As of March 31, 2011, the Company was in compliance with these restrictions and the other terms of the Line of Credit.

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

The total origination fees incurred in connection with the Line of Credit, including fees incurred in connection with the amendments to the Line of Credit, were $2.2 million and are being amortized into interest expense over the remaining term of the Line of Credit agreement. Unamortized origination fees were $0.3 million as of March 31, 2011, of which the entire $0.3 million was included in other current assets in the accompanying Consolidated Condensed Balance Sheet in this Form 10-Q.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of March 31, 2011 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations(1)	$96.0	$51.0	$38.6	$6.4	$—
Dividends on convertible preferred stock(2)	12.7	7.9	4.8	—	—
Operating leases(3)	43.9	14.3	15.5	9.3	4.8
Uncertain tax contingencies(4)	9.7	0.9	1.7	4.0	3.1

Total	$162.1	$74.0	$60.6	$19.6	$7.9

(1)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(2)	The Company may elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. Given these factors, if the Company elects to mandatorily convert any preferred stock, it will make a payment on the preferred stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on preferred stock (see Note 4 to the Consolidated Condensed Financial Statements—“Preferred Stock Offering” in this Form 10-Q). The amounts included in the table above represent the Company’s total commitment to pay preferred dividends through June 15, 2012 should it opt to mandatorily convert any preferred stock. However, if the preferred stock were to remain outstanding subsequent to June 15, 2012, the Company would be required to continue to pay dividends subject to the terms and conditions of the preferred stock. These additional dividends are not reflected in this table.

(3)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
(4)	Amount represents total uncertain income tax positions. For further discussion see Note 6 “Income Taxes” to the Consolidated Condensed Financial Statements in this Form 10-Q.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. Also, in connection with the uPlay acquisition in December 2008, the Company could be required to pay an additional purchase price of up to $10.0 million based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011. As of March 31, 2011, based on the Company’s preliminary assessment of certain performance indicators in connection with the sale of uPlay products, the probability of the Company fulfilling this additional purchase price obligation at the end of the three year period ending December 31, 2011, is remote.

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2011 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 12 “Commitments and Contingencies” to the Notes to Consolidated Condensed Financial Statements and “Legal Proceedings” in Item 1 of Part II in this Form 10-Q.

Sufficiency of Liquidity

Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its current or future financing facilities, will be sufficient to finance current operating requirements, required capital expenditures, contractual obligations and commercial commitments, for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments (including noncompliance with the financial covenants under its Line of Credit), general economic trends, foreign currency exchange rates, the delayed recovery in Japan, or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see above, “Sources of Liquidity”.)

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $30.0 million for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

At March 31, 2011, the Company had total outstanding commitments on non-cancelable operating leases of approximately $43.9 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 8 years expiring at various dates through February 2018, with options to renew at varying terms.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2010.

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

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies) (see Note 15 “Derivatives and Hedging” to the Notes to Consolidated Condensed Financial Statements). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts (“foreign currency exchange contracts”) to hedge transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars, Australian Dollars and Korean Won. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.

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

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At March 31, 2011 and December 31, 2010, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $316.8 million and $314.2 million, respectively. At March 31, 2011 and December 31, 2010, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2011 through its foreign currency exchange contracts.

The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $33.2 million at March 31, 2011. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its Line of Credit (see Note11 to the Company’s Consolidated Condensed Financial Statements in this Form 10-Q). Outstanding borrowings under the Line of Credit accrue interest, at the Company’s election, based upon the Company’s consolidated leverage ratio and trailing four quarters’ EBITDA, of (i) the higher of (a) the Federal Funds Rate plus 50.0 basis points or (b) Bank of America’s prime rate, or (ii) the Eurodollar Rate (as defined in the agreement governing the Line of Credit) plus a margin of 50.0 to 125.0 basis points.

As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by an increase of 10% in interest rates would be nominal over a twelve month period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2011, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain Factors Affecting Callaway Golf Company

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2010, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). Except as discussed below, there are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2010 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

The recent earthquake and tsunami in Japan may adversely affect the Company’s business in this region, which could harm the Company’s overall consolidated operating results.

In March 2011, Japan experienced a 9.0 magnitude earthquake followed by tsunami waves and aftershocks. These events have affected the infrastructure in the country, caused power outages and have temporarily disrupted the local, and possibly international, supply chains for some vendors. Demand for golf products in this region could be negatively affected as consumers restrict their recreational activities and as tourism to this region declines. Although the Company has started to see a rebound in the geographic areas outside of Tokyo, Japan, it is difficult to estimate the full year impact this natural disaster will have on the Company’s business and operating results.

If the Company’s business in the United States does not recover and return to profitability as projected by management, the Company could be required to establish a non-cash valuation allowance against a portion or all of the U.S. deferred tax assets.

The Company has a significant amount of U.S. federal and state deferred tax assets (see Note 6 – “Income Taxes” to the Notes to Consolidated Condensed Financial Statements). If the Company’s business in the U.S. does not recover and return to profitability as projected by management, the Company could be required to establish a non-cash valuation allowance against a portion or all of the U.S. deferred tax assets, which could have a significant adverse effect on the Company’s results of operations.

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

During the three months ended March 31, 2011, the Company repurchased 81,000 shares of its common stock at an average cost per share of $8.12 under the November 2007 repurchase program. The Company received these shares to settle taxes paid on behalf of holders of Restricted Stock Units. As of March 31, 2011, the Company remained authorized to repurchase up to an additional $74.5 million of its common stock under this program.

The following table summarizes the purchases by the Company under its repurchase programs during the first quarter of 2011 (in thousands, except per share data):

	Three Months Ended March 31, 2011
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
January 1, 2011—January 31, 2011	81	$8.12	81	$74,500
February 1, 2011—February 28, 2011	—	$—	—	$74,500
March 1, 2011—March 31, 2011	—	$—	—	$74,500

Total	81	$8.12	81	$74,500

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

3.3	Amended and Restated Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 5, 2010 (file no. 1-10962).

4.1	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

4.2	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

10.1	2011 Senior Management Incentive Program, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 30, 2011 (file no. 1-10962).

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(†)	Included with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Senior Executive Vice President and Chief Financial Officer

Date: April 29, 2011

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