Form 10-Q
period 2011-06-30
CALLAWAY GOLF CO
filed 2011-08-01
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of June 30, 2011 was 64,622,510.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, estimated unrecognized stock compensation expense, computation of the annual estimated effective tax rate at each interim period, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, the estimated amount or timing of charges and savings related to the Company’s restructuring plan, the reinvestment of the savings, the completion of the restructuring plan or the transition of the North American manufacturing and distribution operations, the recovery of the Company’s business in Japan, continued growth in emerging markets, as well as the return to profitability in 2012 are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in economic conditions, credit markets, or foreign currency exchange rates, the level of promotional activity in the marketplace, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including those affecting the implementation of the Company’s Global Operations Strategy Initiatives, the success of the Company’s reorganization and reinvestment initiatives announced in June 2011, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Anypoint—Apex—Backstryke—Ben Hogan—BH—Big Bertha—Black Series—Black Series i— Black Series Tour Designs—Callaway—Callaway Collection—Callaway Golf—Callaway uPro GO—C Grind—Chev—Chev 18—Chevron Device—D.A.R.T.—Demonstrably Superior and Pleasingly Different—Diablo Edge-Diablo Forged—Diablo Octane—Dimple-in-Dimple—Divine Line—Eagle-ERC—Flying Lady—FTiZ—FT Performance—FT Tour—FT-9—Fusion—Gems—Great Big Bertha—Heavenwood—Hogan—HX—HX Diablo—HX Diablo Tour—IMIX—Legacy—Legacy Aero—Legend—Marksman—Never Lay Up—Number One Putter in Golf—Odyssey—OptiFit—ORG.14—Razr Hawk—Razr X—Razr X Forged—Razr X Muscleback—Razr X Tour—Rossie—S2H2—Sabertooth—Solaire—Steelhead—Strata—Stronomic—Sure-Out—Teron—TF design—Tech Series—Ti-Hot—Top-Flite—Top-Flite D2—Top-Flite XL—Tour Authentic—Tour Deep—Tour i—Tour i(S)—Tour iX—Tour i(Z)—Trade In! Trade Up!—Tru Bore—uPro—uPro MX—VFT—War Bird—Warbird—Warmsport—White Hot—White Hot Tour—White Hot XG—White Ice—Windsport—World’s Friendliest—X-22—X-22 Tour—X-24Hot—XL7000—X-Act—XJ Series—XL Extreme—X Prototype—X-Series—X-Series Jaws—X-SPANN—Xtra Traction Technology—X-Tour—XTT—Xtra Width Technology—XWT-2-Ball—2-Ball F7.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$66,532	$55,043
Accounts receivable, net	253,483	144,643
Inventories	215,255	268,591
Deferred taxes, net	4,761	24,393
Income taxes receivable	6,870	10,235
Other current assets	37,869	41,703

Total current assets	584,770	544,608
Property, plant and equipment, net	122,064	129,601
Intangible assets, net	123,903	131,327
Goodwill	31,452	30,630
Deferred taxes, net	1,624	6,614
Other assets	37,007	36,939

Total assets	$900,820	$879,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$120,783	$139,312
Accrued employee compensation and benefits	37,370	26,456
Accrued warranty expense	11,982	8,427
Deferred taxes	7,018	27
Income tax liability	763	944
Asset-based credit facility	37,142	—

Total current liabilities	215,058	175,166
Long-term liabilities:
Income taxes payable	7,786	8,554
Deferred taxes, net	25,582	1,376
Long-term other	6,360	4,037
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 1,400,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	14	14
Common stock, $.01 par value, 240,000,000 shares authorized, 66,340,695 and 66,317,049 shares issued at June 30, 2011 and December 31, 2010, respectively	663	663
Additional paid-in capital	266,783	263,774
Retained earnings	379,739	437,145
Accumulated other comprehensive income	18,893	13,564
Less: Grantor Stock Trust held at market value, 0 shares and 291,341 shares at June 30, 2011 and December 31, 2010, respectively	—	(2,351)
Less: Common Stock held in treasury, at cost, 1,678,185 shares and 1,910,646 shares at June 30, 2011 and December 31, 2010, respectively	(22,848)	(24,835)

Total Callaway Golf Company shareholders’ equity	643,244	687,974

Non-controlling interest in consolidated entity (Note 10)	2,790	2,612

Total shareholders’ equity	646,034	690,586

Total liabilities and shareholders’ equity	$900,820	$879,719

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales	$273,814	$303,609	$559,413	$606,484
Cost of sales	171,152	179,983	333,070	345,563

Gross profit	102,662	123,626	226,343	260,921
Operating expenses:
Selling expense	74,196	70,730	149,415	145,358
General and administrative expense	30,124	19,147	46,411	44,123
Research and development expense	8,498	8,648	17,695	17,966

Total operating expenses	112,818	98,525	213,521	207,447

Income (loss) from operations	(10,156)	25,101	12,822	53,474
Other expense, net	(3,427)	(4,704)	(4,807)	(3,133)

Income (loss) before income taxes	(13,583)	20,397	8,015	50,341
Provision for income taxes (Note 3)	49,981	8,932	58,761	18,573

Net income (loss)	(63,564)	11,465	(50,746)	31,768
Dividends on convertible preferred stock	2,625	2,625	5,250	5,250

Net income (loss) allocable to common shareholders	$(66,189)	$8,840	$(55,996)	$26,518

Earnings (loss) per common share:
Basic	$(1.03)	$0.14	$(0.87)	$0.42
Diluted	$(1.03)	$0.14	$(0.87)	$0.38
Weighted-average common shares outstanding:
Basic	64,425	63,844	64,365	63,749
Diluted	64,425	84,259	64,365	84,093

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(50,746)	$31,768
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	19,191	19,555
Impairment charge	5,413	—
Deferred taxes	55,895	(1,914)
Non-cash share-based compensation	7,581	5,002
(Gain) loss on disposal of long-lived assets (Note 4)	(6,752)	73
Changes in assets and liabilities:
Accounts receivable, net	(107,442)	(120,085)
Inventories	56,606	2,482
Other assets	5,095	(4,493)
Accounts payable and accrued expenses	(28,345)	24,398
Accrued employee compensation and benefits	9,095	(690)
Accrued warranty expense	3,555	(59)
Income taxes receivable	3,051	31,592
Other liabilities	2,370	2,639

Net cash used in operating activities	(25,433)	(9,732)

Cash flows from investing activities:
Capital expenditures	(14,089)	(7,549)
Proceeds from sales of property, plant and equipment (Note 4)	18,172	—
Other investing activities	—	(1,870)

Net cash provided by (used in) investing activities	4,083	(9,419)

Cash flows from financing activities:
Issuance of Common Stock	1,160	1,683
Dividends paid	(6,542)	(6,530)
Proceeds from asset-based credit facility, net	37,142	—
Other financing activities	129	(309)

Net cash provided by (used in) financing activities	31,889	(5,156)

Effect of exchange rate changes on cash and cash equivalents	950	(413)

Net increase (decrease) in cash and cash equivalents	11,489	(24,720)
Cash and cash equivalents at beginning of year	55,043	78,314

Cash and cash equivalents at end of period	$66,532	$53,594

Supplemental disclosures:
Cash received for income taxes, net	$37	$10,735
Cash paid for interest and fees	$(216)	$(350)
Dividends payable	$438	$438
Acquisition of Treasury Stock for minimum statutory withholding taxes	$1,512	$696
Purchases of capital expenditures unpaid at period end	$1,609	$922

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Grantor Stock Trust	Treasury Stock		Non-controlling Interest	Total	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount					Shares	Amount
Balance, December 31, 2010	1,400	$14	66,317	$663	$263,774	$437,145	$13,564	$(2,351)	(1,911)	$(24,835)	$2,612	$690,586

Acquisition of Treasury Stock for minimum statutory withholding taxes	—	—	—	—	—	—	—	—	(215)	(1,512)	—	(1,512)
Compensatory stock and stock options	—	—	24	—	3,006	—	—	1,655	362	2,920	—	7,581
Employee stock purchase plan	—	—	—	—	(53)	—	—	634	86	579	—	1,160
Stock dividends	—	—	—	—	118	(118)	—	—	—	—	—	—
Cash dividends	—	—	—	—	—	(6,542)	—	—	—	—	—	(6,542)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	(62)	—	—	62	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	5,329	—	—	—	—	5,329	$5,329
Net income (loss)	—	—	—	—	—	(50,746)	—	—	—	—	178	(50,568)	(50,746)

Balance, June 30, 2011	1,400	$14	66,341	$663	$266,783	$379,739	$18,893	$—	(1,678)	$(22,848)	$2,790	$646,034	$(45,417)

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

Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Based on the Company’s evaluation of this ASU, the adoption of this amendment will only impact the presentation of comprehensive income on the Company’s consolidated condensed financial statements.

In May 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments to this ASU are to be applied prospectively. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Based on the Company’s evaluation of this ASU, the adoption of this amendment will not have a material impact on the Company’s consolidated condensed financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Restructuring Initiatives

Global Operations Strategy

In the fourth quarter of 2006, the Company began the implementation of certain gross margin improvement initiatives. Since its inception and through the end of 2009, these initiatives primarily consisted of process improvements in the procurement of direct materials, including all components used in finished products, and the procurement of indirect goods and services as well as value engineering and automation to create efficiencies within the Company’s operational areas. In 2010, the Company began the implementation of the next phase of the gross margin improvement initiatives, which targets the restructuring and relocation of the Company’s manufacturing and distribution operations (the “Global Operations Strategy” or “GOS”). The Company expects to complete the implementation of this phase of the gross margin improvement initiatives by the end of 2011.

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

For the three and six months ended June 30, 2011, in connection with this restructuring, the Company recorded pre-tax charges of $5,813,000 and $12,342,000, respectively, the majority of which was recognized within cost of sales, and of which $8,356,000 and $3,793,000 was absorbed by the Company’s golf clubs and golf balls segments, respectively. Charges related to corporate general and administrative expenses of $193,000 were excluded from the Company’s operating segments. Since the announcement of these restructuring initiatives through June 30, 2011, the Company has recognized total pre-tax charges of $27,158,000.

The Company currently estimates that the total costs related to Global Operations Strategy will be approximately $35,000,000-$40,000,000. As of June 30, 2011, the total future estimated charges are $9,500,000, of which approximately $8,200,000 will be settled in cash and approximately $1,300,000 will be non-cash charges, and $7,100,000 and $2,400,000 will be absorbed by the golf clubs and golf balls segments, respectively. These estimated charges reflect the Company’s best estimate as of the filing of this report based upon the Company’s current plans. Any change in the Company’s plans during implementation, or any delays, difficulties, or change in costs associated with the implementation of these initiatives, could affect the estimated amounts or timing of the charges.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reorganization and Reinvestment Initiatives

On June 29, 2011, the Company announced that it was implementing certain restructuring initiatives that will involve (i) streamlining the organization to reduce costs, simplify internal processes, and increase focus on the Company’s consumers and retail partners, (ii) reorganizing the Company’s organizational structure to place greater emphasis on global brand management and improve the effectiveness of the Company’s key initiatives, and (iii) reinvesting in brand and demand creation initiatives to drive sales growth. The Company’s restructuring plan is expected to result in annualized pre-tax savings of approximately $50,000,000 with up to half of this savings to be reinvested into the brand and more effective demand creation initiatives. In connection with this initiative, the Company expects to incur total pre-tax charges of approximately $15,000,000 to $20,000,000, including the $5,162,000 recognized in the second quarter of 2011. A substantial majority of the remaining charges will be recognized during the third and fourth quarters of 2011.

The table below depicts the activity and liability balances recorded as part of the Company’s GOS and Reorganization and Reinvestment Initiatives as well as the current estimated future charges relating to these initiatives (in thousands). Amounts payable as of June 30, 2011 and December 31, 2010 were included in accounts payable and accrued expenses, and accrued employee compensation and benefits on the accompanying consolidated condensed balance sheets.

	GOS Initiatives			Reorganization and Reinvestment Initiatives
	Workforce Reductions	Transition Costs	Asset Write-offs	Workforce Reductions	Total
Restructuring payable balance, December 31, 2010	$3,268	$384	$—	$—	$3,652

Charges to cost and expense	$2,142	$3,602	$785	$—	$6,529
Non-cash items	—	—	(785)	—	(785)
Cash payments	(369)	(3,825)	—	—	(4,194)

Restructuring payable balance, March 31, 2011	$5,041	$161	$—	$—	$5,202
Charges to cost and expense	$1,999	$3,154	$660	$5,162	$10,975
Non-cash items	—	—	(660)	(1,746)	(2,406)
Cash payments	(1,095)	(3,220)	—	(1,950)	(6,265)

Restructuring payable balance, June 30, 2011	$5,945	$95	$—	$1,466	$7,506

Total future estimated charges as of June 30, 2011	$3,600	$4,600	$1,300	$12,300 (1)	$24,500

(1)	For purposes of this table, the Company used the middle of the range of future estimated charges.

3. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Standards Codification (“ASC”) 270, “Interim Reporting,” and ASC 740, “Accounting for Income Taxes” (“ASC 740”). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the change occurs.

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

In accordance with ASC 740, the Company accrues for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s consolidated condensed financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.” As of June 30, 2011, the liability for income taxes associated with uncertain tax positions was $9,362,000 and could be reduced by $4,312,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments as well as $978,000 of tax benefits associated with state income taxes. The net amount of $4,072,000, if recognized, would affect the Company’s consolidated condensed financial statements and favorably affect the Company’s effective income tax rate. The Company does not expect that unrecognized tax benefit liabilities will significantly increase or decrease during the next 12 months.

Deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are anticipated to be in effect at the time the differences are expected to reverse. The realization of the deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the temporary differences become realizable. The Company maintains a valuation allowance for a deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In evaluating whether a valuation allowance is required, the Company considers all available positive and negative evidence, including prior operating results, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. When sufficient negative evidence exists that indicates that full realization of deferred tax assets is no longer more likely than not, a valuation allowance is established as necessary against the deferred tax assets, increasing income tax expense in the period that such conclusion is reached.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In evaluating the likelihood that the Company’s deferred tax assets at June 30, 2011 would be realized, the Company considered, among other things, the Company’s taxable losses in the United States in each of the last two years, the fact that the Company’s business in the United States is not recovering and returning to profitability as management had previously projected, and the Company’s current projected taxable loss for the U.S. business for fiscal 2011. Under applicable accounting rules, such losses are considered to be significant negative evidence in assessing the realizability of deferred tax assets. As a result, the Company recorded at June 30, 2011 a $57,249,000 increase to income tax expense in order to establish a valuation allowance against its U.S. deferred tax assets. The Company has concluded that with respect to non-U.S. entities, there is sufficient positive evidence to conclude that such deferred tax assets will be realized. If, in the future, sufficient positive evidence arises, such as sustained return to profitability, that would indicate that realization of the U.S. deferred tax assets is once again more likely than not, any existing valuation allowance would be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached.

The non-cash charge to establish a valuation allowance does not have any impact on the Company’s consolidated operating income or cash flow, nor does such an allowance preclude the Company from using loss carryforwards or other deferred tax assets in the future, except as described below. Until the Company re-establishes a pattern of continuing profitability, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the consolidated condensed statement of operations for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the consolidated condensed statement of operations.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the three and six months ended June 30, 2011, the Company recognized approximately $42,000 and $140,000, respectively, of interest expense and penalties in the provision for income taxes. As of June 30, 2011 and December 31, 2010, the Company had accrued $788,000 and $648,000, respectively, (before income tax benefit), for the payment of interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2007 and prior
California (United States)	2004 and prior
Massachusetts (United States)	2006 and prior
Australia	2005 and prior
Canada	2006 and prior
Japan	2007 and prior
South Korea	2008 and prior
United Kingdom	2006 and prior

Although the Company has set up a valuation allowance against the majority of its U.S. federal and state deferred tax assets, which include tax credits, net operating loss carryforwards (“NOLs”) and other losses, such allowance does not preclude the Company from using the deferred tax assets in the future. However, the Company’s ability to utilize the tax credits and losses to offset future taxable income may be limited significantly if the Company were to experience a cumulative increase in ownership of the Company’s stock by “5-percent shareholders” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended, the “Code”) that

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

exceeds 50 percentage points over a rolling three-year period. The determination of whether a Section 382 ownership change has occurred is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. Although the Company’s ownership has changed significantly during the three-year period ended June 30, 2011 (due in significant part to the Company’s June 2009 preferred stock offering), the Company does not believe there has been a cumulative increase in ownership by “5-percent shareholders” in excess of 50 percentage points during that period. The Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2010, the Company identified that it had understated its long-term deferred tax liabilities by approximately $5,260,000 in its consolidated financial statements in certain periods prior to December 31, 2010. This correction relates to the tax treatment of certain intangible assets that were acquired prior to 2008. Accordingly, the Company has corrected the accompanying balance sheet as of December 31, 2010 by decreasing retained earnings from $442,405,000 as previously reported to $437,145,000, and by decreasing deferred tax assets, net from $11,874,000 as previously reported to $6,614,000. This correction does not impact the Company’s consolidated statements of operations or statements of cash flows previously reported in the Company’s consolidated financial statements for each of the three years in the period ended December 31, 2010 included in its 2010 Form 10-K. The Company does not believe the foregoing correction is material to such financial statements.

4. Sale of Buildings

In March 2011, the Company completed the sale of three of its buildings located in Carlsbad, California, and entered into lease-back agreements for each building over a period of one to five years. The sale of these buildings was in connection with the Company’s ongoing building consolidation project aimed at consolidating the Company’s campus into a more efficient layout, and the relocation of the Company’s golf club manufacturing facilities from Carlsbad, California to Monterrey, Mexico (see Note 2). The sale resulted in net proceeds of $18,079,000 and a net gain of $12,668,000, of which $6,170,000 was recognized in general and administrative expenses during the first quarter of 2011. Due to the lease-back arrangement, the Company deferred a portion of this gain in the amount of $6,498,000, which represents the sum of the net present value of the minimum future lease payments through the end of each respective lease term. During the three months ended June 30, 2011, the Company recognized $510,000 of this deferred gain in general and administrative expenses. The amortization of the deferred gain will offset future rent expense over the term of the leases.

5. Preferred Stock Offering

On June 15, 2009, the Company sold 1,400,000 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140,000,000 and incurred costs of $6,085,000, which were recorded as an offset to additional paid-in capital in the consolidated condensed statement of shareholders’ equity. The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of June 30, 2011, the liquidation preference would have been $140,438,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

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

The Company may also elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. If the Company elects to mandatorily convert any preferred stock, it will make an additional payment on the preferred stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on the preferred stock. As of June 30, 2011, this amount would have been $10,063,000.

On or after June 20, 2012, the Company, at its option, may redeem the preferred stock, in whole or in part, at a price equal to 100% of the liquidation preference, plus all accrued and unpaid dividends. The preferred stock has no maturity date and has no voting rights prior to conversion into the Company’s common stock, except in limited circumstances.

6. Earnings per Common Share

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

Dilutive securities include the common stock equivalents of convertible preferred stock, options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan (“ESPP”) and outstanding restricted stock units granted to employees and non-employees (see Note 14). Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with ASC Topic 260, “Earnings per Share” (“ASC 260”). Dilutive securities related to the ESPP are calculated by dividing the average withholdings during the period by 85% of the market value of the Company’s common stock at the end of the period.

In June 2009, the Company completed its offering of 1,400,000 shares of preferred stock. The preferred stock is generally convertible into shares of common stock and earns cumulative dividends from the date of original issue at an initial rate of 7.50% per annum. In accordance with ASC 260, dividends on cumulative preferred stock are subtracted from net income to calculate net income allocable to common shareholders in the basic earnings per share calculation. For the three and six months ended June 30, 2011 and 2010, the Company declared $2,625,000 and $5,250,000, respectively, in dividends to preferred shareholders.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, and reconciles the weighted-average common shares used in the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(63,564)	$11,465	$(50,746)	$31,768
Less: Preferred stock dividends	(2,625)	(2,625)	(5,250)	(5,250)

Net income (loss) allocable to common shareholders	$(66,189)	$8,840	$(55,996)	$26,518

Denominator:
Weighted-average common shares outstanding—basic	64,425	63,844	64,365	63,749
Preferred stock weighted-average shares outstanding	—	19,858	—	19,858
Options, restricted stock and other dilutive securities	—	557	—	486

Weighted-average common shares outstanding—diluted	64,425	84,259	64,365	84,093

Basic earnings (loss) per common share	$(1.03)	$0.14	$(0.87)	$0.42

Diluted earnings (loss) per common share	$(1.03)	$0.14	$(0.87)	$0.38

Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities were excluded from the computation in periods in which a net loss is reported as their effect would be antidilutive. For the three months ended June 30, 2011 and 2010, dilutive securities outstanding totaling approximately 30,902,000 (including preferred stock of 19,858,000) and 9,982,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the six months ended June 30, 2011 and 2010, dilutive securities outstanding totaling approximately 30,893,000 (including preferred stock of 19,858,000) and 9,849,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

7. Inventories

Inventories are summarized below (in thousands):

	June 30, 2011	December 31, 2010
Inventories:
Raw materials	$46,898	$48,804
Work-in-process	1,173	1,585
Finished goods	167,184	218,202

	$215,255	$268,591

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Useful Life (Years)	June 30, 2011			December 31, 2010
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$108,834	$—	$108,834	$114,247	$—	$114,247
Amortizing:
Patents	2-16	36,459	27,677	8,782	36,459	26,405	10,054
Developed technology and other	1-9	12,387	6,100	6,287	12,387	5,361	7,026

Total intangible assets		$157,680	$33,777	$123,903	$163,093	$31,766	$131,327

Aggregate amortization expense on intangible assets was approximately $1,004,000 and $2,010,000 for the three and six months ended June 30, 2011, respectively. Amortization expense related to intangible assets at June 30, 2011 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2011	$1,969
2012	3,449
2013	2,560
2014	1,882
2015	1,844
2016	1,834
Thereafter	1,531

$15,069

During the second quarter of 2011, the Company conducted an impairment test on its goodwill and intangible assets, including the trade names, trademarks and other intangible assets the Company acquired in 2003 as part of the Top-Flite acquisition. The current fair value of the Company’s intangible assets was calculated by taking the expected future cash flows of those assets over their estimated useful lives and discounting the cash flows based upon an appropriate discount rate. The discounted cash flow analysis was based upon reasonable assumptions relating to the Company’s intangible assets such as (i) forecasted sales, (ii) estimated royalty rates, (iii) estimated long-term growth rates, and (iv) the discount rate. In calculating the expected future cash flows from the trade names and trademarks acquired as part of the Top-Flite acquisition, the Company considered the continued negative impact of a trend in the golf industry where premium branded competitor golf balls are being sold through the mass market channel as well as a recent increase of in-house brands being sold in the sporting goods and mass market channels. This increase in premium branded and in-house balls in these retail channels over the past two years as well as the fact that the Company’s business in the United States has not recovered and returned to profitability as

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

management had previously projected has negatively impacted sales of Top-Flite branded golf balls more than previously estimated. Management believed this competitive pressure in these retail channels would abate over time as the economy began to improve. However, the Company has concluded that this practice appears more permanent in nature, and has therefore reduced its estimates of the amount of future cash flows that will be generated from these intangible assets accordingly.

In completing the impairment analysis, the Company determined that the discounted expected cash flows from the trade names and trademarks associated with the Top-Flite acquisition was $5,413,000 less than the carrying value of those assets. As a result, the Company recorded an impairment charge of $5,413,000 during the second quarter of 2011, which was reflected in general and administrative expenses in the accompanying statement of operations for the quarter ended June 30, 2011.

Goodwill at June 30, 2011 and December 31, 2010 was $31,452,000 and $30,630,000, respectively. The increase in goodwill during the three and six months ended June 30, 2011 of $209,000 and $822,000, respectively, was due to foreign currency fluctuations.

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

In January 2011, certain third party investors made a significant investment in GEI to fund GEI’s site expansion and other working capital purposes, and GEI completed its reincorporation from the United Kingdom to the United States. In connection with these transactions, in January 2011, the Company agreed to the conversion of all convertible loans into preferred stock. Consequently, the Company received full value for the principal and accrued fees and interest in the form of preferred stock of GEI. As of June 30, 2011, the book value of the Company’s investment in GEI totaled $20,600,000.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s ownership interest in TopGolf International, Inc. (successor-in-interest to Golf Entertainment International Limited) prior and post conversion continues to be less than 20%. In addition, the Company does not have the ability to significantly influence the operating and financing activities and policies of TopGolf International, Inc. Accordingly, the Company’s investment in TopGolf International, Inc. is accounted for at cost in accordance with ASC Topic 325, “Investments—Other,” and is included in other long-term assets in the accompanying consolidated condensed balance sheets as of June 30, 2011 and December 31, 2010.

10. Non-Controlling Interest

Investment in Qingdao Suntech Sporting Goods Limited Company

In October 2006, the Company entered into a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated condensed financial statements as of June 30, 2011 and December 31, 2010, in accordance with ASC Topic 810, “Consolidations.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which $2,188,000 was outstanding as of both June 30, 2011 and December 31, 2010. The Company recorded the loan in other long-term assets in the accompanying consolidated condensed balance sheets.

11. Product Warranty

The Company has a stated two-year warranty policy for its golf clubs, although the Company sometimes honors warranty claims after the two-year stated warranty period at the Company’s discretion. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The increase in the provision for future warranty claims during the three and six months ended June 30, 2011 is primarily due to inconsistent product performance related to certain of the Company’s GPS devices. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$8,646	$9,361	$8,427	$9,449
Provision	6,234	2,513	8,185	4,412
Claims paid/costs incurred	(2,898)	(2,484)	(4,630)	(4,471)

Ending balance	$11,982	$9,390	$11,982	$9,390

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Financing Arrangements

On June 30, 2011, the Company’s entered into a Loan and Security Agreement with Bank of America N.A. (the “ABL Facility”) which replaced the Company’s prior Line of Credit which was scheduled to mature February 15, 2012. The ABL Facility provides a senior secured asset-based revolving credit facility of up to $75,000,000, comprised of a $62,500,000 U.S. facility (of which $20,000,000 is available for letters of credit) and a $12,500,000 Canadian facility (of which $5,000,000 is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $500,000 at June 30, 2011. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S. and Canadian legal entities.

The maximum amount of Consolidated Funded Indebtedness, including borrowings under the ABL Facility, that could have been outstanding on June 30, 2011, was approximately $75,000,000. As of June 30, 2011, the Company had $37,142,000 outstanding under the ABL Facility and had $66,532,000 of cash and cash equivalents. Amounts borrowed under the ABL Facility may be repaid and reborrowed from time to time. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

The interest rate applicable from time to time to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing-twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). The interest rate applicable to outstanding loans under the U.S. facility is based on a calculation of either the U.S. Prime Rate or the British Bankers Association LIBOR Rate as published by Reuters (“LIBOR”) plus an applicable margin of 1.00% to 2.75%. The interest rate applicable to outstanding loans under the Canadian facility is based on a calculation of either the Base Rate publicly announced by Bank of America Canada or Canada’s Prime Rate plus a margin of 1.00% to 2.75%. At June 30, 2011, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.75%.

The Company’s “availability ratio” is the ratio, expressed as a percentage, of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian and U.S. borrowing bases, as adjusted. All applicable margins will be permanently reduced by 0.25% if EBITDA, as defined in the ABL Facility, meets or exceeds $25,000,000 over any trailing twelve-month period, and will be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50,000,000 over any trailing twelve-month period.

In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of June 30, 2011, the Company was in compliance with these restrictions and the other terms of the ABL Facility.

The origination fees incurred in connection with the ABL Facility as of June 30, 2011 totaled $1,523,000, which are included in other assets in the accompanying consolidated condensed balance sheet, and will be amortized into interest expense over the term of the ABL Facility agreement.

On July 22, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with a syndicate of five banks with Bank of America N.A. as the Administrative

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Agent. The Amended Loan Agreement increased the amount provided for under the ABL Facility to $210,000,000, comprised of a $175,000,000 U.S. facility and a $35,000,000 Canadian facility, in each case subject to borrowing base availability under the applicable facility.

13. Commitments and Contingencies

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

2006 Pro 1/1 Golf Ball Patent Infringement Litigation

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The case was retried and on March 29, 2010, a jury found that the claims in the patents asserted by the Company against Acushnet were invalid. On April 21, 2011, the District Court in Delaware denied, in part, the Company’s motion for judgment as a matter of law and denied the Company’s motion for a new trial. The Company has appealed the District Court’s rulings to the Court of Appeals for the Federal Circuit.

In 2006 Acushnet filed requests for reexamination of the patents asserted by the Company in the United States Patent and Trademark Office (“PTO”). On March 9, 2011, the Board of Patent Appeals and Interferences (“BPAI”) affirmed an examiner’s rejection of the patents, relying on evidence submitted by Acushnet in its requests for reexamination. On April 11, 2011, the Company asked the BPAI to reconsider its decision. On June 24, 2011, the BPAI denied the Company’s request for reconsideration. The Company will appeal the BPAI’s decision to the Federal Circuit. The Company has asserted in the 2006 Pro V1 Golf Ball Patent Litigation described above that Acushnet breached a 1996 settlement agreement by filing the requests for reexamination of the asserted patents in the PTO. On January 13, 2011, the District Court in Delaware entered an order finding Acushnet breached the 1996 settlement agreement by filing the reexamination requests in the PTO. Damages for Acushnet’s breach of the 1996 settlement agreement have not yet been determined by the Court or by a jury.

On March 15, 2011, the Company filed suit against the Director of the PTO in the United States District Court for the Eastern District of Virginia, Case No. 1:11 cv 266, seeking a court order vacating, holding unlawful, and setting aside the PTO’s orders in the reexamination proceedings initiated by Acushnet. Among other things, the Company has alleged that the PTO’s refusal to vacate or stay the reexamination proceedings—in the face of the Delaware court’s order determining that the PTO proceedings were initiated in breach of the 1996 settlement agreement—exceeded the PTO’s jurisdiction and authority and was arbitrary, capricious, and otherwise contrary to law. On July 27, 2011, the Court granted the PTO’s motion for summary judgment, holding that the PTO’s actions were not arbitrary, capricious or contrary to the law. The Company will appeal the Court’s decision to the Federal Circuit.

The 2009 Pro VI Golf Ball Patent Litigation

After the District Court in Delaware issued a permanent injunction barring further sales of the infringing Pro V1 golf balls in November 2008, Acushnet introduced a new version of those golf balls. On March 3, 2009, the Company filed a complaint in the United States District Court for the District of Delaware, Case No. C.A. 09131, asserting claims against Acushnet for patent infringement with regard to the new balls. Specifically, the complaint asserts that two golf ball patents owned by the Company and acquired from Top-Flite are infringed by the new versions of the Pro V1 golf balls introduced in 2009. Acushnet has filed requests for reexamination with the PTO challenging the validity of the two patents asserted by the Company in the 2009 litigation. The PTO has issued final office actions rejecting the claims of the two patents and the Company has appealed those rejections to the BPAI.

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

On February 25, 2011, the District Court in Delaware entered an order temporarily staying the 2009 cases pursuant to the stipulation of the parties. On May 6, 2011, the parties requested, and the District Court agreed, to temporarily continue the stay of the 2009 cases.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase orders for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. In addition, the Company has made contractual commitments to each of its officers and certain other employees (see further discussion below). It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements.

As of June 30, 2011, the Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay under these agreements is $88,663,000 over the next four years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum contractual commitments as of June 30, 2011 are as follows (in thousands):

Remainder of 2011	$47,762
2012	23,855
2013	12,693
2014	4,353
Thereafter	—

$88,663

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. Also, in connection with the uPlay acquisition in December 2008, the Company could be required to pay an additional purchase price, not to exceed $10,000,000, based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011. As of June 30, 2011, based on the Company’s preliminary assessment of certain performance indicators in connection with the sale of uPlay products, the probability of the Company paying this additional purchase price obligation at the end of the three year period ending December 31, 2011, is remote.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three and six months ended June 30, 2011 was not material to the Company’s financial position, results of operations or cash flows.

Employment Contracts

The Company has entered into employment contracts with certain of the Company’s officers. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by the Company for convenience or by the officer for substantial cause. In June 2011, the Company recognized $5,162,000 in severance benefits in connection with the reorganization and reinvestment initiatives announced in June 2011 (see Note 2). In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide for certain protections in the event of such a change in control. These protections include the payment of certain severance benefits, including salary continuation, upon the termination of employment following a change in control.

14. Share-Based Employee Compensation

As of June 30, 2011, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). From time to time, the Company grants stock options, restricted stock units and other awards under these two plans.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below summarizes the amounts recognized in the financial statements for the three and six months ended June 30, 2011 and 2010 for share-based compensation, including expense for phantom stock units granted to employees (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of sales	$180	$186	$343	$512
Operating expenses	5,640	2,681	8,191	7,261

Total cost of employee share-based compensation included in income (loss), before income tax	5,820	2,867	8,534	7,773
Amount of income tax recognized in earnings	(2,383)	(956)	(3,284)	(2,526)

Amount charged against net income (loss)	$3,437	$1,911	$5,250	$5,247

Impact on net income per common share:
Basic	$(0.05)	$(0.03)	$(0.08)	$(0.08)
Diluted	$(0.05)	$(0.02)	$(0.08)	$(0.06)

In connection with the Company’s reorganization and reinvestment initiatives announced in June 2011 (see discussion at Note 2), the Company recognized $2,921,000 in stock compensation expense as a result of the contractual acceleration of certain stock options, restricted stock units and phantom stock units.

Stock Options

The Company granted 1,731,000 and 1,228,000 shares underlying stock options during the six months ended June 30, 2011 and 2010, respectively, at a weighted average grant-date fair value of $2.94 and $2.85 per share, respectively. The Company did not grant stock options during the three months ended June 30, 2011. The number of shares underlying stock options granted during the three months ended June 30, 2010 was nominal.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of stock options granted during the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dividend yield	—	1.4%	1.4%	1.1%
Expected volatility	—	47.1%	48.5%	46.2%
Risk free interest rate	—	2.1%	2.0%	2.2%
Expected life	—	4.9 years	5.0 years	4.7 years

Restricted Stock Units

The Company granted 60,960 and 501,000 shares underlying restricted stock units during the six months ended June 30, 2011 and 2010, respectively, at a weighted average grant-date fair value of $7.01 and $7.66, respectively. The number of shares underlying restricted stock units granted during the three months ended June 30, 2011 and 2010, was 57,640 and 48,928, respectively, at a weighted average grant-date fair value of $6.94 and $8.72, respectively. At June 30, 2011, the Company had $2,455,000 of total unrecognized

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

compensation expense related to non-vested shares granted to employees and non-employees under the Company’s share-based payment plans related to restricted stock units. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated condensed statement of operations due to the application of forfeiture rates.

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

During the first quarter of 2011, the Company granted 679,000 shares of PSUs with a grant date fair value of $5,100,000. At June 30, 2011, the fair value of total PSUs outstanding was $8,313,000. Compensation expense recognized for PSUs outstanding over the three and six months ended June 30, 2011 was $1,933,000 and $2,469,000, respectively, and $386,000 and $1,450,000 for the three and six month ended June 30, 2010, respectively. In connection with the PSUs, at June 30, 2011 and December 31, 2010, the Company accrued $2,032,000 and $2,281,000, respectively, in employee compensation expense and benefits, and $1,793,000 and $1,519,000, respectively, in long-term other in the accompanying consolidated condensed balance sheets.

15. Fair Value of Financial Instruments

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The following table summarizes the valuation of the Company’s foreign currency exchange contracts by the above pricing levels as of the valuation dates listed (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Foreign currency derivative instruments—asset position	$601	$601	$1,786	$1,786
Foreign currency derivative instruments—liability position	6,096	6,096	11,775	11,775

The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations. See Note 16 below for further information on foreign currency exchange contracts.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis. These assets include property, plant and equipment, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended June 30, 2011, certain non-amortizing intangible assets were written down to their implied fair value, resulting in an impairment charge of $5,413,000 (Note 8). The implied fair value was based on significant unobservable inputs, and as a result, the fair value measurement was classified as Level 3.

16. Derivatives and Hedging

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

The Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At June 30, 2011 and December 31, 2010, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $229,774,000 and $314,190,000, respectively, of which $134,704,000 and $217,770,000, respectively, represent contracts used to hedge exposures in operating results from the translation of revenues and expenses of the Company’s international subsidiaries into U.S. dollars. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at June 30, 2011 and December 31, 2010 (in thousands):

	Asset Derivatives
	June 30, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$601	Other current assets	$1,786

	Liability Derivatives
	June 30, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$6,096	Accounts payable and accrued expenses	$11,775

The following table summarizes the location of gains and losses in the consolidated condensed statements of operations that were recognized during the three and six months ended June 30, 2011 and 2010, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments under SFAS No. 133	Location of gain (loss) recognized in income on derivative instruments	Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Foreign currency exchange contracts	Other income (expense)	$(5,716)	$(1,095)	$(7,054)	$179

The net realized and unrealized contractual net losses recognized for the three and six months ended June 30, 2011 were used to offset actual foreign currency transactional gains of $2,479,000 and $2,544,000, respectively. The net realized and unrealized contractual net losses/gains recognized for the three and six months ended June 30, 2010 were used by the Company to offset actual foreign currency transactional net losses of $4,017,000 and $3,965,000, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17. Segment Information

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

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales
Golf clubs	$219,081	$245,506	$460,067	$497,343
Golf balls	54,733	58,103	99,346	109,141

	$273,814	$303,609	$559,413	$606,484

Income (loss) before provision for income taxes
Golf clubs(1)(2)	$13,445	$30,738	$43,000	$74,450
Golf balls(1)(2)	(52)	5,851	1,998	7,649
Reconciling items(3)	(26,976)	(16,192)	(36,983)	(31,758)

	$(13,583)	$20,397	$8,015	$50,341

Additions to long-lived assets
Golf clubs	$6,126	$3,257	$11,224	$6,569
Golf balls	1,321	392	3,421	494

	$7,447	$3,649	$14,645	$7,063

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.
(2)	The Company has been actively implementing certain initiatives targeted at improving gross margins (see Note 2). In connection with these initiatives, the Company’s golf clubs and golf balls segments absorbed incremental pre-tax charges of $2,663,000 and $1,988,000, respectively, during the three months ended June 30, 2011 compared to the same period in the prior year, and $6,400,000 and $3,552,000, respectively, during the six months ended June 30, 2011 compared to the same period in the prior year.
(3)	Represents corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the three and six months ended June 30, 2011, the reconciling items include (i) a pre-tax impairment charge of $5,413,000 in connection with certain trademarks and trade names (see Note 8), (ii) a pre-tax charge of $5,162,000 in connection with the Company’s reorganization and reinvestment initiatives (see Note 2), and (iii) pre-tax gains of $510,000 and $6,170,000, respectively, in connection with the sale of certain buildings (see Note 4).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway Golf, Top-Flite and Ben Hogan woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls. As discussed in Note 17 “Segment Information” to the Notes to Consolidated Condensed Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.

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

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. As a result of the continued weakening trend of the U.S. dollar during the first quarter of 2011, the translation of foreign currency exchange rates had a net positive impact on the Company’s financial results during the first six months of 2011.

Executive Summary

The Company’s business has not recovered from the global economic recession as quickly as management had expected and is lagging the overall golf industry recovery as a whole. This is partially due to the effects of insufficient investment in the Company’s brand marketing and demand creation initiatives during the recession. The Company’s 2011 results reflect the delayed recovery, the effects of the natural disasters in Japan, as well as certain significant charges for 2011 that were not included in 2010 results.

The Company’s net sales were down 8% for the first half of 2011 compared to the same period in the prior year. Changes in foreign currency exchange rates positively affected first half 2011 net sales by approximately $19 million compared to the same period in 2010. This decrease in 2011 was primarily due to the delayed recovery in the Company’s business as mentioned above, declines in sales volume across all product categories due to the timing of product launches compared to the prior year, a decline in sales in Japan primarily due to the natural disasters in that region as well as an unfavorable shift in the competitive landscape driven by the success of certain competitor products launched this year.

The Company’s gross margins as a percentage of net sales were 40% for the six months of 2011 compared to 43% for the six months of 2010. This decrease is primarily related to an increased investment in the Company’s Global Operations Strategy Initiatives (“GOS”), including the reorganization of the Company’s manufacturing and distribution operations as well as the decrease in sales in Japan noted above. For the first six months of 2011, the Company incurred pre-tax charges of approximately $12.1 million related to the GOS Initiatives as compared to $2.2 million during the same period in 2010.

The Company’s operating expenses for the first six months of 2011 were $213.5 million (38% of net sales) compared to $207.4 million (34% of sales) for the first six months of 2010. The Company’s operating expenses for the first half of 2011 include a $5.4 million non-cash impairment charge related to its Top-Flite assets and $5.2 million of charges related to the recently announced restructuring. These charges were partially offset by a $6.7 million gain on the sale of three buildings sold in March 2011.

The Company’s 2011 financial results were significantly affected by the establishment in the second quarter of a $57.2 million non-cash deferred tax valuation allowance related to the Company’s U.S. deferred tax assets. This valuation allowance had a significant effect on the Company’s income tax provision and earnings. The Company expects to be able to reverse the valuation allowance once the Company’s U.S. business returns to sustained profitability.

The Company’s net income during the first six months of 2011 decreased to a net loss of $50.7 million from net income of $31.8 million during the comparable period of 2010 and the Company’s earnings per share decreased to a loss of $0.87 per share for the first half of 2011 compared to earnings per share of $0.38 for the same period in 2010. This decrease is primarily related to the 8% decline in sales as well as the significant charges discussed above taken during the first half of 2011, including the non-cash deferred tax valuation allowance, charges for the GOS initiatives, a non-cash impairment charge related to Top-Flite assets; and the charges related to restructuring activities. These charges were partially offset by the gain on the sale of buildings sold during the first quarter of 2011.

In an effort to return the Company to profitability, management has adopted and is in the process of implementing a restructuring plan that is expected to reduce costs by an estimated $50.0 million on an annualized basis and better align the Company’s cost structure with sales levels. Up to half of these savings will be reinvested in the Company’s brand and in more effective demand creation initiatives. The Company’s restructuring plan involves (i) streamlining the organization to reduce costs, simplify internal processes, and increase the focus on the Company’s consumer and retail partners, (ii) realigning the organization to place greater emphasis on global brand management and to drive the Company’s key global initiatives, and (iii) incremental investment in the brand and demand creation initiatives to drive sales growth. In addition, the Company expects (i) to complete in 2011 the previously announced transition of its North American manufacturing and distribution operations, (ii) its business in Japan to recover to more normal levels in 2012, and (iii) continued growth from its emerging markets. The Company believes that these factors, along with additional and more effective demand creation initiatives, should set the stage for the Company’s return to profitability in 2012.

Three-Month Periods Ended June 30, 2011 and 2010

Net sales for the second quarter of 2011 decreased $29.8 million (10%) to $273.8 million compared to $303.6 million in the second quarter of 2010. This decrease was primarily due to declines in sales volume across all product categories. Net sales of the Company’s products during the second quarter of 2011 were adversely affected by (i) the timing of planned products launched compared to the same period in the prior year driven primarily by the X-24 Hot irons launched in May 2010 with no iron products launched in the second quarter of this year combined with (ii) the launch of a putter platform last year with the introduction of the White Ice line of putters compared to limited putter line extensions released in the current year, and (iii) declines in market share in most product categories due to the strategic decision to reduce sales of less profitable products and limited closeout activity as well as an unfavorable shift in the competitive landscape driven by the success of certain competitor products launched this year. The Company’s net sales by operating segment is presented below (dollars in millions):

	Three Months Ended June 30,		Decline
	2011	2010(1)	Dollars	Percent
Net sales
Golf clubs	$219.1	$245.5	$(26.4)	(11)%
Golf balls	54.7	58.1	(3.4)	(6)%

	$273.8	$303.6	$(29.8)	(10)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2011	2010	Dollars	Percent
Net sales:
United States	$138.6	$162.4	$(23.8)	(15)%
Europe	42.9	41.5	1.4	3%
Japan	28.7	30.2	(1.5)	(5)%
Rest of Asia	27.6	24.7	2.9	12%
Other foreign countries	36.0	44.8	(8.8)	(20)%

	$273.8	$303.6	$(29.8)	(10)%

Net sales in the United States decreased $23.8 million (15%) to $138.6 million during the second quarter of 2011 compared to the same period in the prior year. The Company’s sales in regions outside of the United States decreased $6.0 million (4%) to $135.2 million during the second quarter of 2011 compared to the same quarter in 2010. As mentioned above, 2011 sales in all regions were negatively impacted by the timing of planned product launches primarily in the irons and putters categories compared to the same period of the prior year. The

Company’s reported net sales in regions outside the United States in the second quarter of 2011 were favorably affected by the translation of foreign currency sales into U.S. dollars based upon 2011 exchange rates. If 2010 rates were applied to 2011 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $11.4 million less than reported in the second quarter of 2011.

For the second quarter of 2011, gross profit decreased $20.9 million to $102.7 million from $123.6 million in the second quarter of 2010. Gross profit as a percentage of net sales (“gross margin”) decreased to 37% in the second quarter of 2011 compared to 41% in the second quarter of 2010. The decrease in gross margin was primarily attributable to a decrease in production volumes which resulted in an unfavorable absorption of fixed costs and the recognition of certain costs in connection with the final stages of the Company’s GOS Initiatives. These decreases were partially offset by (i) a favorable shift in product mix due to an increase in sales of higher margin woods products combined with a shift in sales to the Razr family of products in 2011 from sales of lower margin Big Bertha Diablo product lines in 2010, (ii) a decrease in close-out activity primarily in golf club products, and (iii) cost reductions on golf club component costs as well as reductions on club conversion costs primarily related to the Company’s GOS initiatives. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses increased by $3.5 million to $74.2 million (27% of net sales) in the second quarter of 2011 compared to $70.7 million (23% of net sales) in the comparable period of 2010. The dollar increase was primarily due to increases of $2.7 million in advertising and promotional activities, $0.7 million in consulting expenses and $0.5 million in travel and entertainment.

General and administrative expenses increased by $11.0 million (57%) to $30.1 million (11% of net sales) in the second quarter of 2011 compared to $19.2 million (6% of net sales) in the comparable period of 2010. The increase was primarily due to a $5.4 million impairment charge recognized in June 2011 related to a reduction in the fair value of certain intangible assets acquired in 2003 as part of the Top-Flite Acquisition, in addition to a $5.2 million charge in connection with certain reorganization and reinvestment initiatives announced in June 2011.

Research and development expenses remained relatively flat at $8.5 million in the second quarter of 2011 compared to $8.6 million in the comparable period of 2010. As a percentage of sales, research and development expenses remained constant at 3% in the second quarter of 2011 and 2010.

Other expense decreased by $1.3 million to $3.4 million in the second quarter of 2011 compared to $4.7 million in the comparable period of 2010. This decrease was primarily attributable to a decrease in net foreign currency losses in the second quarter of 2011 compared to the second quarter of 2010.

The Company’s provision for income taxes totaled $50.0 million for the second quarter of 2011, compared to $8.9 million for the comparable period of 2010. During the second quarter of 2011, the Company recorded tax expense of $57.2 million in order to establish a valuation allowance against its U.S. deferred tax assets. Due to the effects of its deferred tax asset valuation allowance, the Company’s effective tax rate for the second quarter of 2011 is not comparable to the effective tax rate for the second quarter of 2010 as the Company’s income tax amount is not directly correlated to the amount of its pretax loss.

Net income for the second quarter of 2011 decreased to a net loss of $63.6 million compared to net income of $11.5 million in the comparable period of 2010. Diluted earnings per share decreased to losses per share of $1.03 on 64.4 million weighted average shares outstanding in the second quarter of 2011 compared to earnings per share of $0.14 on 84.3 million fully diluted weighted average shares outstanding in the second quarter of 2010. Losses per share for the second quarter of 2011 were negatively affected by decreases of $0.89 per share related to charges of $57.2 million in connection with an adjustment to the deferred tax asset valuation allowance, $0.05 per share related to after-tax charges of $3.3 million for an impairment charge recognized in June 2011 related to a reduction in the book value of certain intangible assets acquired in 2003 as part of the Top-Flite Acquisition, $0.05 per share related to after-tax charges of $3.2 million in connection with certain reorganization initiatives that were announced in June 2011, and $0.04 per share related to after-tax charges of $2.6 million related to the Company’s ongoing GOS Initiatives.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended June 30, 2011 and 2010

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2011	2010(1)	Dollars	Percent
Net sales:
Woods	$65.3	$63.3	$2.0	3%
Irons	61.1	71.2	(10.1)	(14)%
Putters	23.8	33.6	(9.8)	(29)%
Accessories and other	68.9	77.4	(8.5)	(11)%

	$219.1	$245.5	$(26.4)	(11)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

The $2.0 million (3%) increase in net sales of woods to $65.3 million for the quarter ended June 30, 2011 was primarily due to an increase in average selling prices partially offset by a decrease in sales volume. The increase in average selling prices was primarily due to a favorable shift in product mix from sales of moderately priced drivers and fairway woods during the second quarter of 2010 to sales of more premium statement drivers and fairway woods during the second quarter of 2011 combined with less closeout activity during the current year. This increase in average selling prices was partially offset by the introduction of Razr Hawk fairway woods at a lower average selling price in 2011 compared to FT-iz fairway woods which were launched in 2010. The decrease in sales volume was primarily due to the earlier launch timing of Diablo Octane drivers and fairway woods, which were launched early in the fourth quarter of 2010 compared to the prior year launch of Diablo Edge drivers and fairway woods during the first quarter of 2010.

The $10.1 million (14%) decrease in net sales of irons to $61.1 million for the quarter ended June 30, 2011 was primarily attributable to a decline in sales volume partially offset by an increase in average selling prices. The decline in sales volume was primarily due the prior year launch of the X-24 Hot irons in May of 2010 with no comparable new irons launch during the second quarter of 2011. The increase in average selling prices resulted from the current year launch of the more premium Razr X irons compared to the prior year launch of the more moderately priced Big Bertha Diablo irons and the value-priced X-24 Hot irons. This increase in irons sales was partially offset by a decline in sales of wedge products due to fewer new models offered during the second quarter of 2011 compared to the same period in the prior year.

The $9.8 million (29%) decrease in net sales of putters to $23.8 million for the quarter ended June 30, 2011 was primarily attributable to a decline in sales volume partially offset by an increase in average selling prices. The decrease in sales volume resulted primarily from fewer new putter models offered during the second quarter of 2011 compared to the same period in the prior year as well as an unfavorable shift in the competitive landscape driven by the success of certain competitor products launched this year. The increase in average selling prices was attributable to a decrease in closeout activity in the second quarter of 2011 compared to the same period in the prior year.

The $8.5 million (11%) decrease in net sales of accessories and other products to $68.9 million for the quarter ended June 30, 2011 was primarily driven by a decline in sales of the Company’s GPS devices as well as a decline in sales of bags, packaged sets and gloves. These decreases were partially offset by an increase in apparel sales.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Decline
	2011	2010(1)	Dollars	Percent
Net sales:
Golf balls	$54.7	$58.1	$(3.4)	(6)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

The $3.4 million (6%) decrease in net sales of golf balls to $54.7 million for the quarter ended June 30, 2011 was primarily due to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to a decline in sales of Top-Flite XL and D2 ball models due to the continued trend of premium branded competitor golf balls being sold through the sporting goods and mass market channels as well as a planned reduction in Callaway golf ball models during 2011. The increase in average selling prices was due to an increase in the price of the Company’s 2011 range balls and D2 golf balls compared to similar models offered in the same period of the prior year.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Decline
	2011	2010(1)	Dollars	Percent
Income (loss) before income taxes
Golf clubs(2)	$13.4	$30.7	$(17.3)	(56)%
Golf balls(2)	(0.1)	5.9	(6.0)	(102)%
Reconciling items(3)	(26.9)	(16.2)	(10.7)	(66)%

	$(13.6)	$20.4	$(34.0)	(167)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.
(2)	The Company has been actively implementing certain initiatives targeted at improving gross margins (see Note 2 “Restructuring Initiatives” in the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q). In connection with these initiatives, the Company’s golf clubs and golf balls segments absorbed incremental pre-tax charges of $2.7 million and $2.0 million, respectively, during the quarter ended June 30, 2011 compared to the same period in the prior year.
(3)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the quarter ended June 30, 2011, the reconciling items include (i) a pre-tax impairment charge of $5.4 million in connection with certain trademarks and trade names (see Note 8 “Goodwill and Intangible Assets” in the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q), (ii) a pre-tax charge of $5.2 million in connection with the Company’s reorganization and reinvestment initiatives (see Note 2 “Restructuring Initiatives” in the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q), and (iii) pre-tax gains of $0.5 million in connection with the sale of certain buildings (see Note 4 “Sale of Buildings” in the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q).

Pre-tax income in the Company’s golf clubs operating segment decreased to $13.4 million for the second quarter of 2011 from $30.7 million for the comparable period in the prior year. This decrease was primarily attributable to the decrease in net sales as discussed above combined with a decrease in gross margin primarily driven by $3.8 million of costs incurred in connection with the GOS Initiatives during the second quarter of 2011. Gross margin was also negatively impacted by (i) a decrease in production volumes which resulted in an unfavorable absorption of fixed costs and (ii) lower pricing on Razr fairway woods products. These decreases were partially offset by (i) a favorable shift in product mix due to an increase in sales of higher margin woods products combined with a shift in sales to the Razr family of products in 2011 from sales of lower margin Big Bertha product lines in 2010, (ii) a decrease in close-out activity primarily in golf clubs products, and (iii) cost savings resulting from the Company’s GOS initiatives including cost reductions on golf club components costs as a result of improved product designs and sourcing of lower cost raw materials as well as reductions on club conversion costs generated from labor savings on clubs produced in the Company’s new manufacturing facility in Monterrey, Mexico.

The $6.0 million decrease in pre-tax income in the Company’s golf balls operating segment was primarily attributable to the decrease in net sales as discussed above combined with a decrease in gross margin primarily driven by $2.0 million of costs incurred in connection with the GOS Initiatives during the second quarter of 2011. Gross margin was also negatively impacted by (i) a decrease in production volumes which resulted in an unfavorable absorption of fixed costs, (ii) an increase in raw material costs used in the production and procurement of golf balls, and (iii) promotional activity for Tour iS and Tour iZ golf balls.

Six-Month Periods Ended June 30, 2011 and 2010

Net sales for the six months ended June 30, 2011 decreased $47.1 million (8%) to $559.4 million compared to $606.5 million for the same period in the prior year 2010. This decrease was due to a $17.3 million (21%) decline in sales in Japan primarily as a result of the adverse effects of the natural disaster that extensively affected this region in March 2011. Net sales for the first half of 2011 were also negatively affected by: (i) the timing of planned product launches in the U.S., primarily due to the Diablo Octane woods products which were launched early in the fourth quarter of 2010 instead of the first quarter of 2011, (ii) the launch of a putter platform last year with the introduction of the White Ice line of putters compared to limited putter line extensions released in the current year, and (iii) declines in market share in most product categories due to the strategic decision to reduce sales of less profitable products and limit closeout activity as well as an unfavorable shift in the competitive landscape driven by the success of certain competitor products launched this year. These decreases were partially offset by the current year successful launch of the Company’s Razr family of products especially within the irons category, which was the only product category to experience growth for the first half of 2011 compared to the same period in the prior year. The Company’s net sales by operating segment is presented below (dollars in millions):

	Six Months Ended June 30,		Decline
	2011	2010	Dollars	Percent
Net sales
Golf clubs	$460.1	$497.4	$(37.3)	(7)%
Golf balls	99.3	109.1	(9.8)	(9)%

	$559.4	$606.5	$(47.1)	(8)%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2011	2010	Dollars	Percent
Net sales:
United States	$283.9	$313.4	$(29.5)	(9)%
Europe	89.1	83.7	5.4	6%
Japan	66.3	83.6	(17.3)	(21)%
Rest of Asia	51.1	49.3	1.8	4%
Other foreign countries	69.0	76.5	(7.5)	(10)%

	$559.4	$606.5	$(47.1)	(8)%

Net sales in the United States decreased $29.5 million (9%) to $283.9 million during the first half of 2011 compared to the same period in the prior year. As mentioned above, this decrease was primarily due to the timing of planned product launches primarily in the woods category. The Company’s sales in regions outside of the United States decreased $17.6 million (6%) to $275.5 million during the first half of 2011 compared to the same period in 2010. This decrease was largely caused by a decline of $17.3 million in sales in Japan primarily as a result of the earthquake and tsunami in that region in March 2011. These decreases were partially offset by increases in sales in Europe and in the Company’s emerging markets (China, Southeast Asia and India). The Company’s reported net sales in regions outside the United States during the first half of 2011 were favorably affected by the translation of foreign currency sales into U.S. dollars based upon 2011 exchange rates. If 2010 rates were applied to 2011 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $19.3 million less than reported during the six months ended June 30, 2011.

For the first six months of 2011, gross profit decreased $34.6 million to $226.3 million from $260.9 million in the comparable period of 2010. Gross profit as a percentage of net sales (“gross margin”) decreased to 40% in the first six months of 2011 compared to 43% in the comparable period of 2010. The decrease in gross margin was primarily attributable to (i) a decrease in production volumes which resulted in unfavorable absorption of fixed costs, (ii) the recognition of certain costs in connection with the final stages of the Company’s GOS Initiatives, and (iii) the decline in sales in Japan which generally have the highest gross margins of the Company’s sales. These decreases were partially offset by a decrease in close-out activity primarily in golf clubs products, and cost reductions on golf club components costs as well as reductions on club conversion costs primarily related to the Company’s GOS initiatives. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses increased by $4.0 million to $149.4 million (27% of net sales) in the first six months of 2011 compared to $145.4 million (24% of net sales) in the comparable period of 2010. The dollar increase was primarily due to increases of $3.7 million in advertising and promotional activities, $0.9 million in travel and entertainment and $0.6 million in consulting, partially offset by a $0.8 million decrease in depreciation expense.

General and administrative expenses increased by $2.3 million to $46.4 million (8% of net sales) in the first six months of 2011 compared to $44.1 million (7% of net sales) in the comparable period of 2010. The dollar increase was primarily due to a $5.4 million impairment charge recognized in June 2011 related to a reduction in the fair value of certain intangible assets acquired in 2003 as part of the Top-Flite Acquisition and a $5.2 million charge in connection with certain reorganization initiatives announced in June 2011. These increases were partially offset by a $6.7 million net gain recognized in connection with the sale of three of the Company’s buildings in March 2011, in addition to a $1.3 million decrease in employee related expenses.

Research and development expenses decreased by $0.3 million to $17.7 million in the first six months of 2011 compared to $18.0 million in the comparable period of 2010. As a percentage of sales, research and development expenses remained constant during the first six months of 2011 and 2010.

Other expense increased by $1.7 million to $4.8 million in the first six months of 2011 compared to $3.1 million in the comparable period of 2010. This increase was primarily attributable to an increase in net foreign currency losses as well as a decrease in interest income.

The Company’s provision for income taxes totaled $58.8 million for the first six month of 2011, compared to $18.6 million for the comparable period of 2010. During the second quarter of 2011, the Company recorded tax expense of $57.2 million in order to establish a valuation allowance against its U.S. deferred tax assets. Due to the effects of its deferred tax asset valuation allowance, the Company’s effective tax rate for the six months ended June 30, 2011 is not comparable to the effective tax rate for the six months ended June 30, 2010 as the Company’s income tax amount is not directly correlated to the amount of its pretax income.

Net income for the first six months of 2011 decreased to a net loss of $50.7 million compared to net income of $31.8 million in the comparable period of 2010. Diluted earnings per share decreased to losses per share of $0.87 on 64.4 million weighted average shares outstanding in the first six months of 2011 compared to earnings per share of $0.38 on 84.1 million fully diluted weighted average shares outstanding in the first six months of 2010. Losses per share in 2011 were negatively affected by decreases of $0.89 per share related to charges of $57.2 million in connection with an adjustment to the deferred tax asset valuation allowance, $0.05 per share related to after-tax charges of $3.3 million for an impairment charge recognized in June 2011 related to a reduction in the book value of certain intangible assets acquired in 2003 as part of the Top-Flite Acquisition, $0.05 per share related to after-tax charges of $3.2 million in connection with certain reorganization initiatives that were announced in June 2011, and $0.10 per share related to after-tax charges of $6.2 million related to the Company’s ongoing GOS Initiatives. These decreases were partially offset by an increase of $0.06 per share related to a $4.1 million gain recognized in connection with the sale of certain buildings during the first quarter of 2011.

Golf Clubs and Golf Balls Segments Results for the Six Months Ended June 30, 2011 and 2010

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2011	2010(1)	Dollars	Percent
Net sales:
Woods	$146.3	$157.6	$(11.3)	(7)%
Irons	131.2	128.5	2.7	2%
Putters	52.6	71.7	(19.1)	(27)%
Accessories and other	130.0	139.6	(9.6)	(7)%

	$460.1	$497.4	$(37.3)	(7)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

The $11.3 million (7%) decrease in net sales of woods to $146.3 million for the six months ended June 30, 2011 was primarily due to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to the earlier launch timing of Diablo Octane drivers and fairway woods, which were launched early in the fourth quarter of 2010 compared to the prior year launch of Diablo Edge drivers and fairway woods during the first quarter of 2010. The increase in average selling prices was primarily due to a favorable shift in product mix from sales of moderately priced drivers during the first half of 2010 to sales of more premium statement drivers during the first half of 2011 combined with less closeout activity during the six months ended June 30, 2011 compared to the same period of the prior year. This increase in average selling prices was partially offset by the introduction of Razr Hawk fairway woods at a lower average selling price in 2011 compared to FT-iz fairway woods which were launched in 2010.

The $2.7 million (2%) increase in net sales of irons to $131.2 million for the six months ended June 30, 2011 was primarily attributable to an increase in average selling prices partially offset by a decline in sales volume. The increase in average selling prices primarily resulted from the current year launch of the more premium Razr X irons compared to the prior year launch of the more moderately priced Big Bertha Diablo irons and the value-priced X-24 Hot irons. The decline in sales volume was primarily due to the prior year launch of the X-24 Hot irons in May 2010 with no comparable new irons launch during the second quarter of 2011 as well as a decline in sales of wedge products due to fewer models offered during the first quarter of 2011 compared to the same period in the prior year.

The $19.1 million (27%) decrease in net sales of putters to $52.6 million for the six months ended June 30, 2011 was primarily attributable to a decline in sales volume partially offset by an increase in average selling prices. The decease in sales volume resulted primarily from fewer new putter models offered in the first half of 2011 compared to the same period in the prior year as well as an unfavorable shift in the competitive landscape driven by the success of certain competitor products launched this year. The increase in average selling prices was attributable to a decrease in closeout activity in the first half of 2011 compared to the same period in 2010.

The $9.6 million (7%) decrease in net sales of accessories and other products to $130.0 million for the six months ended June 30, 2011 was primarily attributable to a decline in sales of the Company’s GPS devices as well as a decline in sales of packaged sets, headwear and accessories. These decreases were partially offset by an increase in sales of the Company’s footwear and apparel due to closeout activity with certain retailers during the six months ended June 30, 2011.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2011	2010	Dollars	Percent
Net sales:
Golf balls	$99.3	$109.1	$(9.8)	(9)%

The $9.8 million (9%) decrease in net sales of golf balls to $99.3 million for the six months ended June 30, 2011 was primarily due to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was driven by a decline in sales of Callaway brand premium golf ball models that were launched in the first quarter of 2010, in addition to a planned reduction in Callaway golf ball models during 2011. The increase in average selling prices primarily related to an increase in the price of the Company’s range balls compared to the same period in the prior year as well as a favorable shift in product mix from sales of lower priced TopFlite golf balls during the first half of 2010 to sales of higher priced Callaway branded golf balls during the first half of 2011.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Decline
	2011	2010	Dollars	Percent
Income (loss) before income taxes
Golf clubs(1)	$43.0	$74.5	$(31.5)	(42)%
Golf balls(1)	2.0	7.6	(5.6)	(74)%
Reconciling items(2)	(37.0)	(31.8)	(5.2)	(16)%

	$8.0	$50.3	$(42.3)	(84)%

(1)	The Company has been actively implementing certain initiatives targeted at improving gross margins (see Note 2 “Restructuring Initiatives” in the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q). In connection with these initiatives, the Company’s golf clubs and golf balls segments absorbed incremental pre-tax charges of $6.4 million and $3.6 million, respectively, during the six months ended June 30, 2011 compared to the same period in the prior year.
(2)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the six months ended June 30, 2011, the reconciling items include (i) a pre-tax impairment charge of $5.4 million in connection with certain trademarks and trade names (see Note 8 “Goodwill and Intangible Assets” in the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q), (ii) a pre-tax charge of $5.2 million in connection with the Company’s reorganization and reinvestment initiatives (see Note 2 “Restructuring Initiatives” in the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q), and (iii) pre-tax gains of $6.2 million in connection with the sale of certain buildings (see Note 4 “Sale of Buildings” in the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q).

Pre-tax income in the Company’s golf clubs operating segment decreased to $43.0 million for the first six months of 2011 from $74.5 million for the comparable period in the prior year. This decrease was primarily attributable to the decrease in net sales as discussed above combined with a decrease in gross margin primarily driven by $8.4 million of costs incurred in connection with the GOS Initiatives during the first six months of 2011. Gross margin was also negatively impacted by (i) a decrease in production volumes which resulted in an unfavorable absorption of fixed costs, (ii) the decline in sales in Japan which generally have the highest gross margins of the Company’s sales, and (iii) lower pricing on Razr fairway woods products. These decrease were partially offset by (i) a decrease in close-out activity primarily in golf clubs products, and (ii) cost savings resulting from the Company’s GOS initiatives including cost reductions on golf club components costs as a result of improved product designs and sourcing of lower cost raw materials as well as reductions on club conversion costs generated from labor savings on clubs produced in the Company’s new manufacturing facility in Monterrey, Mexico.

Pre-tax income in the Company’s golf balls operating segment decreased to $2.0 million for the first six months of 2011 from $7.6 million for the comparable period in the prior year. This decrease was primarily attributable to the decrease in net sales as discussed above combined with a decrease in gross margin primarily driven by $3.8 million of costs incurred in connection with the GOS Initiatives during the first six months of 2011. Gross margin was also negatively impacted by (i) a decrease in production volumes which resulted in unfavorable absorption of fixed costs, (ii) promotional activity for Tour iS and Tour iZ golf balls and (iii) an increase in raw material costs used in the production and procurement of golf balls.

Financial Condition

The Company’s cash and cash equivalents increased $11.5 million (21%) to $66.5 million at June 30, 2011, from $55.0 million at December 31, 2010. Most of this increase was due to the general seasonality of the Company’s business. Generally, during the first quarter, the Company will rely more heavily on its credit facilities to fund operations as cash inflows from operations begin to increase during the second quarter as a result of cash collections from customers. During the six months ended June 30, 2011, the Company used its cash and cash equivalents as well as borrowings from its credit facility to fund cash used in operating activities of $25.4 million as well as $14.1 million in capital expenditures. Additionally, the Company used proceeds of $18.2 million primarily from the sale of three of its buildings in Carlsbad, California to pay down borrowings on its previous line of credit during the period. The Company concluded the quarter ended June 30, 2011 with $37.1 million outstanding under its asset-based credit facility. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facility, as deemed necessary (see further information on the Company’s asset-backed line of credit below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of June 30, 2011, the Company’s net accounts receivable increased $108.9 million to $253.5 million from $144.6 million as of December 31, 2010. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $273.8 million during the second quarter of 2011 compared to net sales of $185.5 million during the fourth quarter of 2010. The Company’s net accounts receivable decreased by $1.1 million as of June 30, 2011 compared to the Company’s net accounts receivable as of June 30, 2010. This decrease was primarily attributable to a $29.8 million decrease in net sales in the second quarter of 2011 compared to the second quarter of 2010 almost completely offset by longer payment terms.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s net inventory decreased $53.3 million to $215.3 million as of June 30, 2011 compared to $268.6 million as of December 31, 2010. The Company’s net inventory remained relatively flat as of June 30, 2011 compared to the balance as of June 30, 2010. Net inventories as a percentage of the trailing twelve months net sales increased to 23.3% as of June 30, 2011 compared to 21.8% as of June 30, 2010. This increase was driven primarily by (i) lower than anticipated net sales over the trailing twelve months, (ii) a planned increase in golf bag inventory to avoid production constraints that were experienced in the prior year, (iii) the transition of manufacturing to the Company’s new facility in Mexico which requires some duplication of inventory until the transition is complete, and (iv) an increase in inventory in our Asia Pacific regions. The Company expects to sell this inventory in the normal course of business in 2011.

Liquidity and Capital Resources

Sources of Liquidity

On June 30, 2011, the Company’s entered into a Loan and Security Agreement with Bank of America N.A. (the “ABL Facility”) which replaced the Company’s prior Line of Credit which was scheduled to mature February 15, 2012. The ABL Facility provides a senior secured asset-based revolving credit facility of up to $75.0 million, comprised of a $62.5 million U.S. facility (of which $20.0 million is available for letters of credit) and a $12.5 million Canadian facility (of which $5.0 million is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $0.5 million at June 30, 2011. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S. and Canadian legal entities.

The maximum amount of Consolidated Funded Indebtedness, including borrowings under the ABL Facility, that could have been outstanding on June 30, 2011, was approximately $75.0 million. As of June 30, 2011, the Company had $37.1 million outstanding under the ABL Facility and had $66.5 million of cash and cash equivalents. Amounts borrowed under the ABL Facility may be repaid and reborrowed from time to time. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

The interest rate applicable from time to time to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing-twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). The interest rate applicable to outstanding loans under the U.S. facility is based on a calculation of either the U.S. Prime Rate or the British Bankers Association LIBOR Rate as published by Reuters (“LIBOR”) plus an applicable margin of 1.00% to 2.75%. The interest rate applicable to outstanding loans under the Canadian facility is based on a calculation of either the Base Rate publicly announced by Bank of America Canada or Canada’s Prime Rate plus a margin of 1.00% to 2.75%. At June 30, 2011, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.75%.

The Company’s “availability ratio” is the ratio, expressed as a percentage, of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian and U.S. borrowing bases, as adjusted. All applicable margins will be permanently reduced by 0.25% if EBITDA, as defined in the ABL Facility, meets or exceeds $25.0 million over any trailing twelve-month period, and will be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50.0 million over any trailing twelve-month period.

In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of June 30, 2011, the Company was in compliance with these restrictions and the other terms of the ABL Facility.

The origination fees incurred in connection with the ABL Facility as of June 30, 2011 totaled $1.5 million, which are included in other assets in the accompanying consolidated condensed balance sheet, and will be amortized into interest expense over the term of the ABL Facility agreement.

On July 22, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with a syndicate of five banks with Bank of America N.A. as the Administrative Agent. The Amended Loan Agreement increased the amount provided for under the ABL Facility to $210.0 million, comprised of a $175.0 million U.S. facility and a $35.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of June 30, 2011 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations(1)	$88.7	$47.8	$36.5	$4.4	$—
Dividends on convertible preferred stock(2)	10.1	10.1	—	—	—
Operating leases(3)	41.9	14.1	14.5	8.8	4.5
Uncertain tax contingencies(4)	9.4	1.2	1.7	3.3	3.2

Total	$150.1	$73.2	$52.7	$16.5	$7.7

(1)

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase orders for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(2)	The Company may elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. Given these factors, if the Company elects to mandatorily convert any preferred stock, it will make a payment on the preferred stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on preferred stock (see Note 5 to the Consolidated Condensed Financial Statements—“Preferred Stock Offering” in this Form 10-Q). The amounts included in the table above represent the Company’s total commitment to pay preferred dividends through June 15, 2012 should it opt to mandatorily convert any preferred stock. However, if the preferred stock were to remain outstanding subsequent to June 15, 2012, the Company would be required to continue to pay dividends subject to the terms and conditions of the preferred stock. These additional dividends are not reflected in this table.
(3)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
(4)	Amount represents total uncertain income tax positions. For further discussion see Note 3 “Income Taxes” to the Consolidated Condensed Financial Statements in this Form 10-Q.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. Also, in connection with the uPlay acquisition in December 2008, the Company could be required to pay an additional purchase price of up to $10.0 million based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011. As of June 30, 2011, based on the Company’s preliminary assessment of certain performance indicators in connection with the sale of uPlay products, the probability of the Company paying this additional purchase price obligation at the end of the three year period ending December 31, 2011, is remote.

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended June 30, 2011 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 13 “Commitments and Contingencies” to the Notes to Consolidated Condensed Financial Statements and “Legal Proceedings” in Item 1 of Part II in this Form 10-Q.

Sufficiency of Liquidity

Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its current or future financing facilities, will be sufficient to finance current operating requirements, required capital expenditures, contractual obligations and commercial commitments, for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments (including noncompliance with the financial covenants under its credit facilities), general economic trends, foreign currency exchange rates, the recovery in Japan, or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see above, “Sources of Liquidity”.)

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $25.0 million to $30.0 million for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

At June 30, 2011, the Company had total outstanding commitments on non-cancelable operating leases of approximately $41.9 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 8 years expiring at various dates through February 2018, with options to renew at varying terms.

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

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies) (see Note 16 “Derivatives and Hedging” to the Notes to Consolidated Condensed Financial Statements). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts (“foreign currency exchange contracts”) to hedge transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars, Australian Dollars and Korean Won. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.

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

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At June 30, 2011 and December 31, 2010, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $229.8 million and $314.2 million, respectively. At June 30, 2011 and December 31, 2010, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2011 through its foreign currency exchange contracts.

The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $24.6 million at June 30, 2011. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its ABL Facility. Outstanding borrowings under the ABL Facility accrue interest as described in Note 12 to the Company’s Consolidated Condensed Financial Statements in this Form 10-Q) and in “Sources of Liquidity” above. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by an increase of 10% in interest rates would be nominal over a six month period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2011, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information set forth in Note 13 “Commitments and Contingencies,” to the Consolidated Condensed Financial Statements included in Part I, Item 1, of this Quarterly Report, is incorporated herein by this reference.

Item 1A.	Risk Factors

Certain Factors Affecting Callaway Golf Company

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2010, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). Except as discussed below, there are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2010, as supplemented by the Company’s Form 10-Q for the three months ended March 31, 2011, with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

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

During the three months ended June 30, 2011, the Company repurchased 133,000 shares of its common stock at an average cost per share of $6.34 under the November 2007 repurchase program. The Company received these shares to settle taxes paid on behalf of holders of restricted stock units. As of June 30, 2011, the Company remained authorized to repurchase up to an additional $73.7 million of its common stock under this program.

The following table summarizes the purchases by the Company under its repurchase programs during the second quarter of 2011 (in thousands, except per share data):

	Three Months Ended June 30, 2011
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
April 1, 2011—April 30, 2011	1	$7.09	1	$74,494
May 1, 2011—May 31, 2011	2	$6.82	2	$74,478
June 1, 2011—June 30, 2011	130	$6.33	130	$73,653

Total	133	$6.34	133	$73,653

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

3.3	Amended and Restated Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 5, 2010 (file no. 1-10962).

4.1	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

4.2	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

10.1	Officer Employment Agreement, effective as of May 1, 2011, by and between Callaway Golf Company and Jeffrey M. Colton, incorporated herein by this reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2011 (file no. 1-10962).

10.2	Officer Employment Agreement, effective as of May 1, 2011, by and between Callaway Golf Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2011 (file no. 1-10962).

10.3	Officer Employment Agreement, effective as of May 1, 2011, by and between Callaway Golf Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2011 (file no. 1-10962).

10.4	Officer Employment Agreement, effective as of May 1, 2011, by and between Callaway Golf Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2011 (file no. 1-10962).

10.5	Officer Employment Agreement, effective as of May 1, 2011, by and between Callaway Golf Company and Thomas T.Yang, incorporated herein by this reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2011 (file no. 1-10962).

10.6	Loan and Security Agreement, dated as of June 30, 2011, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Bank of America, N.A., as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 6, 2011 (file no. 1-10962).

10.7	Amended and Restated Loan and Security Agreement, dated as of July 22, 2011, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Bank of America, N.A., as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, Wells Fargo Capital Finance, LLC, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 27, 2011 (file no. 1-10962).

31.1	Certification of Anthony S. Thornley pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Anthony S. Thornley and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

(†)	Included with this Report.
*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ MARLO M. CORMIER PLATZ
Marlo M. Cormier Platz
Vice President and Chief Accounting Officer

Date: August 1, 2011

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Anthony S. Thornley pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Anthony S. Thornley and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document

101.2	XBRL Taxonomy Extension Schema Document

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Definition Linkbase Document

101.5	XBRL Taxonomy Extension Label Linkbase Document

101.6	XBRL Taxonomy Extension Presentation Linkbase Document