Form 10-Q
period 2011-09-30
CALLAWAY GOLF CO
filed 2011-11-02
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of October 31, 2011 was 64,886,876.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, estimated unrecognized stock compensation expense, computation of the annual estimated effective tax rate at each interim period, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, the estimated amount or timing of charges and savings related to the Company’s restructuring plan, the reinvestment of the savings, the completion of the restructuring plan or the transition of the North American manufacturing and distribution operations, the recovery of the Company’s business in Japan, as well as the return to profitability in 2012 are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in economic conditions, credit markets, or foreign currency exchange rates, the level of promotional activity in the marketplace, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including those affecting the implementation of the Company’s global operations strategy initiatives, the success of the Company’s reorganization and reinvestment initiatives announced in June 2011, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Anypoint—Apex—Backstryke—Ben Hogan—BH—Big Bertha—Black Series Tour Designs—Callaway—Callaway Golf—Callaway uPro GO—C Grind—Chev—Chev 18—Chevron Device—D.A.R.T.—Demonstrably Superior and Pleasingly Different—Diablo Edge-Diablo Forged—Diablo Octane—Dimple-in-Dimple—Divine—Eagle-ERC—Flying Lady—FTiZ—FT Performance—FT Tour—Fusion—Gems—Great Big Bertha—Heavenwood—Hogan—HX—HX Diablo—HX Diablo Tour—Hex Aerodynamics—Hex Black Tour— IMIX—Legacy—Legacy Aero—Legend—Marksman—Never Lay Up—Number One Putter in Golf—Odyssey—OptiFit—ORG.14—Razr Fit—Razr Hawk—Razr X—Razr XF—Razr X Forged—Razr X Muscleback—Razr X Tour—Rossie—S2H2—Sabertooth—Solaire—Steelhead—Strata—Stronomic—Sure-Out—Teron—TF design—Tech Series—Ti-Hot—Top-Flite—Top-Flite D2—Top-Flite XL—Tour Authentic—Tour i—Tour i(S)—Tour iX—Tour i(Z)—Trade In! Trade Up!—Tru Bore—uPro—uPro MX—VFT—War Bird—White Hot—White Hot Tour—White Hot XG—White Ice—World’s Friendliest—XL7000—X-Act—XJ Series—XL Extreme—X-Series—X-Series Jaws—X-SPANN—Xtra Traction Technology—XTT—Xtra Width Technology—XWT-2-Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$64,295	$55,043
Accounts receivable, net	147,528	144,643
Inventories	204,213	268,591
Deferred taxes, net	4,761	23,514
Income taxes receivable	5,229	10,235
Other current assets	28,212	41,703

Total current assets	454,238	543,729
Property, plant and equipment, net	119,653	129,601
Intangible assets, net	122,903	131,327
Goodwill	30,462	30,630
Deferred taxes, net	1,495	3,786
Other assets	36,999	36,939

Total assets	$765,750	$876,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$105,783	$139,312
Accrued employee compensation and benefits	27,220	26,456
Accrued warranty expense	9,989	8,427
Deferred taxes	4,761	27
Income tax liability	336	944

Total current liabilities	148,089	175,166
Long-term liabilities:
Income taxes payable	7,286	8,554
Deferred taxes, net	27,422	1,376
Long-term other	6,097	4,037
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 1,400,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	14	14
Common stock, $.01 par value, 240,000,000 shares authorized, 66,340,695 and 66,317,049 shares issued at September 30, 2011 and December 31, 2010, respectively	663	663
Additional paid-in capital	264,461	264,235
Retained earnings	314,201	432,977
Accumulated other comprehensive income	12,732	13,564
Less: Grantor Stock Trust held at market value, 0 shares and 291,341 shares at September 30, 2011 and December 31, 2010, respectively	—	(2,351)
Less: Common Stock held in treasury, at cost, 1,453,819 shares and 1,910,646 shares at September 30, 2011 and December 31, 2010, respectively	(17,800)	(24,835)

Total Callaway Golf Company shareholders’ equity	574,271	684,267

Non-controlling interest in consolidated entity (Note 10)	2,585	2,612

Total shareholders’ equity	576,856	686,879

Total liabilities and shareholders’ equity	$765,750	$876,012

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	$173,243	$175,644	$732,656	$782,128
Cost of sales	125,857	126,593	458,927	472,156

Gross profit	47,386	49,051	273,729	309,972
Operating expenses:
Selling expense	62,273	56,307	211,688	201,665
General and administrative expense	20,775	21,447	67,186	65,570
Research and development expense	8,501	9,265	26,196	27,231

Total operating expenses	91,549	87,019	305,070	294,466

Income (loss) from operations	(44,163)	(37,968)	(31,341)	15,506
Other expense, net	(3,570)	(2,449)	(8,377)	(5,582)

Income (loss) before income taxes	(47,733)	(40,417)	(39,718)	9,924
Income tax provision (benefit) (Note 3)	14,854	(22,100)	69,117	(3,527)

Net income (loss)	(62,587)	(18,317)	(108,835)	13,451
Dividends on convertible preferred stock	2,625	2,625	7,875	7,875

Net income (loss) allocable to common shareholders	$(65,212)	$(20,942)	$(116,710)	$5,576

Earnings (loss) per common share:
Basic	$(1.01)	$(0.33)	$(1.81)	$0.09
Diluted	$(1.01)	$(0.33)	$(1.81)	$0.09
Weighted-average common shares outstanding:
Basic	64,781	63,989	64,505	63,831
Diluted	64,781	63,989	64,505	64,319

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(108,835)	$13,451
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,438	30,242
Impairment charge	5,413	—
Deferred taxes	51,660	(10,713)
Non-cash share-based compensation	8,879	7,547
(Gain) loss on disposal of long-lived assets (Note 4)	(7,196)	149
Changes in assets and liabilities:
Accounts receivable, net	(4,582)	(11,462)
Inventories	63,886	(3,193)
Other assets	12,556	1,592
Accounts payable and accrued expenses	(35,332)	4,849
Accrued employee compensation and benefits	(630)	725
Accrued warranty expense	1,562	(518)
Income taxes receivable	3,925	18,911
Other liabilities	2,116	4,303

Net cash provided by operating activities	21,860	55,883

Cash flows from investing activities:
Capital expenditures	(21,154)	(15,355)
Proceeds from sales of property, plant and equipment (Note 4)	18,287	—
Other investing activities	—	(2,595)

Net cash used in investing activities	(2,867)	(17,950)

Cash flows from financing activities:
Issuance of common stock	2,198	2,954
Dividends paid	(9,819)	(9,800)
Credit facility origination fees	(2,467)	—
Other financing activities	(84)	(546)

Net cash used in financing activities	(10,172)	(7,392)

Effect of exchange rate changes on cash and cash equivalents	431	2,077

Net increase in cash and cash equivalents	9,252	32,618
Cash and cash equivalents at beginning of year	55,043	78,314

Cash and cash equivalents at end of period	$64,295	$110,932

Supplemental disclosures:
Cash received/(paid) for income taxes, net	$(1,352)	$11,309
Cash paid for interest and fees	$2,753	$(443)
Dividends payable	$438	$438
Acquisition of treasury stock for minimum statutory withholding taxes	$1,587	$714
Purchases of capital expenditures unpaid at period end	$1,636	$1,846

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Grantor Stock Trust	Treasury Stock		Non-controlling Interest	Total	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount					Shares	Amount
Balance, December 31, 2010	1,400	$14	66,317	$663	$264,235	$432,977	$13,564	$(2,351)	(1,911)	$(24,835)	$2,612	$686,879

Acquisition of Treasury Stock for minimum statutory withholding taxes	—	—	—	—	—	—	—	—	(227)	(1,587)	—	(1,587)
Compensatory stock and stock options	—	—	24	—	2,198	—	—	1,655	394	5,026	—	8,879
Employee stock purchase plan	—	—	—	—	(2,032)	—	—	634	290	3,596	—	2,198
Stock dividends	—	—	—	—	122	(122)	—	—	—	—	—	—
Cash dividends	—	—	—	—	—	(9,819)	—	—	—	—	—	(9,819)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	(62)	—	—	62	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(832)	—	—	—	—	(832)	$(832)
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	(340)	(340)
Net income (loss)	—	—	—	—	—	(108,835)	—	—	—	—	313	(108,522)	(108,835)

Balance, September 30, 2011	1,400	$14	66,341	$663	$264,461	$314,201	$12,732	$—	(1,454)	$(17,800)	$2,585	$576,856	$(109,667)

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

Recent Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Although early adoption is permitted, the Company will adopt ASU 2011-08 as of January 1, 2012. Based on the Company’s evaluation of this ASU, the adoption of ASU 2011-08 will not have a material impact on the Company’s consolidated condensed financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). This ASU amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Although early adoption is permitted, the Company will adopt ASU 2011-05 as of January 1, 2012. Based on the Company’s evaluation of this ASU, the adoption of ASU 2011-05 will only impact the presentation of comprehensive income on the Company’s consolidated condensed financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” (“ASU 2011-04”). This ASU

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

represents the converged guidance of the FASB and the International Accounting Standards Board (together, the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments to this ASU are to be applied prospectively. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Based on the Company’s evaluation of this ASU, the adoption of ASU 2011-04 will not have a material impact on the Company’s consolidated condensed financial statements.

2. Restructuring Initiatives

Global Operations Strategy

In the fourth quarter of 2006, the Company began the implementation of certain gross margin improvement initiatives. Since their inception and through the end of 2009, these initiatives primarily consisted of process improvements in the procurement of direct materials, including all components used in finished products, and the procurement of indirect goods and services as well as value engineering and automation to create efficiencies within the Company’s operational areas. In 2010, the Company began the implementation of the next phase of the gross margin improvement initiatives, which targets the restructuring and relocation of the Company’s manufacturing and distribution operations (the “Global Operations Strategy” or “GOS Initiatives”). The Company expects to complete the implementation of this phase of the gross margin improvement initiatives by the end of 2011.

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

As a result of this restructuring, the Company has recognized and will continue to recognize in 2011 non-cash charges for the acceleration of depreciation on certain golf club and golf ball manufacturing equipment and cash charges related to severance benefits and transition costs, which consist primarily of consulting expenses, costs associated with redundancies during the start-up and training phase of the new production facility in Monterrey, Mexico, start-up costs associated with the establishment of third-party logistics sites, travel expenses, and costs associated with the transfer of inventory and equipment.

For the three and nine months ended September 30, 2011, in connection with this restructuring, the Company recorded pre-tax charges of $5,229,000 and $17,571,000, respectively, the majority of which was recognized within cost of sales, and of which $12,279,000 and $5,061,000 was absorbed by the Company’s golf clubs and golf balls segments, respectively. Charges related to corporate general and administrative expenses of $231,000 were excluded from the Company’s operating segments. Since the announcement of these restructuring initiatives through September 30, 2011, the Company has recognized total pre-tax charges of $32,387,000.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In October 2011, in connection with the GOS Initiatives, the Company entered into an agreement with a third party to sublease one of the Company’s buildings, which resulted in the recognition of net charges of approximately $3,800,000. As a result, the Company increased the total estimated charges related to its GOS Initiatives to approximately $40,000,000-$45,000,000. As of September 30, 2011, the total future estimated charges are $7,800,000, of which approximately $7,400,000 will be settled in cash and approximately $400,000 will be non-cash charges, and $6,700,000 and $1,100,000 will be absorbed by the golf clubs and golf balls segments, respectively. These estimated charges reflect the Company’s best estimate as of the filing of this report based upon the Company’s current plans. Any change in the Company’s plans, or any delays, difficulties, or change in costs associated with the implementation of these initiatives, could affect the estimated amounts or timing of the charges.

Reorganization and Reinvestment Initiatives

In June 2011, the Company announced that it was implementing certain restructuring initiatives (the “Reorganization and Reinvestment Initiatives”) that involve (i) streamlining the Company’s organization to reduce costs, simplify internal processes, and increase focus on the Company’s consumers and retail partners, (ii) reorganizing the Company’s organizational structure to place greater emphasis on global brand management and improve the effectiveness of the Company’s key initiatives, and (iii) reinvesting in brand and demand creation initiatives to drive sales growth. The Company’s restructuring plan is expected to result in annualized pre-tax savings of approximately $50,000,000 with up to half of this savings to be reinvested into the Callaway brand and more effective demand creation initiatives. In connection with the Reorganization and Reinvestment Initiatives, the Company expects to incur total pre-tax charges of approximately $15,000,000 to $20,000,000. The Company recognized $7,395,000 and $12,557,000 of these charges during the three and nine months ended September 30, 2011, respectively, and expects to incur a majority of the remaining charges during the fourth quarter of 2011.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below depicts the activity and liability balances recorded as part of the Company’s GOS and Reorganization and Reinvestment Initiatives as well as the current estimated future charges relating to these initiatives (in thousands). Amounts payable as of September 30, 2011 and December 31, 2010 were included in accounts payable and accrued expenses, and accrued employee compensation and benefits on the accompanying consolidated condensed balance sheets.

	GOS Initiatives			Reorganization and Reinvestment Initiatives
	Workforce Reductions	Transition Costs	Asset Write-offs	Workforce Reductions	Total
Restructuring payable balance, December 31, 2010	$3,268	$384	$—	$—	$3,652

Charges to cost and expense	$2,142	$3,602	$785	—	$6,529
Non-cash items	—	—	(785)	—	(785)
Cash payments	(369)	(3,825)	—	—	(4,194)

Restructuring payable balance, March 31, 2011	$5,041	$161	$—	$—	$5,202
Charges to cost and expense	$1,999	$3,154	$660	$5,162	$10,975
Non-cash items	—	—	(660)	(1,746)	(2,406)
Cash payments	(1,095)	(3,220)	—	(1,950)	(6,265)

Restructuring payable balance, June 30, 2011	$5,945	$95	$—	$1,466	$7,506
Charges to cost and expense	$1,038	$3,565	$626	$7,395	$12,624
Non-cash items	—	—	(626)	(380)	(1,006)
Cash payments	(3,260)	(3,615)	—	(4,357)	(11,232)

Restructuring payable balance, September 30, 2011	$3,723	$45	$—	$4,124	$7,892

Total future charges estimated as of September 30, 2011	$1,000	$6,400	$400	$3,000	$10,800

3. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Standards Codification (“ASC”) 270, “Interim Reporting,” and ASC 740, “Accounting for Income Taxes” (together, “ASC 740”). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the change occurs.

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

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could impact the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state, and international taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company (“uncertain tax positions”) and, therefore, require the Company to pay additional taxes. As required under applicable accounting rules, the Company therefore accrues an amount for its estimate of additional tax liability, including interest and penalties, which the Company could potentially incur as a result of the ultimate resolution of the uncertain tax positions. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, the expiration of applicable statute of limitations, or upon occurrence of other events.

In accordance with ASC 740, the Company accrues for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay additional taxes. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s consolidated condensed financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.” As of September 30, 2011, the liability for income taxes associated with uncertain tax positions was $9,876,000 and could be reduced by $4,341,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments as well as $1,066,000 of tax benefits associated with state income taxes. The net amount of $4,469,000, if recognized, would favorably affect the Company’s consolidated condensed financial statements and effective income tax rate. The Company does not expect that unrecognized tax benefit liabilities will significantly increase or decrease during the next 12 months.

Deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are anticipated to be in effect at the time the differences are expected to reverse. The realization of the deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the temporary differences become realizable. The Company establishes a valuation allowance against its deferred tax assets when required by applicable accounting rules, increasing income tax expense in the period that such allowance is established. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence pertaining to the likelihood that the deferred tax asset will be realized, including prior operating results, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. Certain evidence such as the amount of taxable income or losses in recent years is given greater weight than forecasted future taxable income under the applicable accounting rules when making the required assessment of whether realization is likely. In evaluating whether the realization of the Company’s U.S. deferred tax assets would be deemed likely under applicable accounting rules, the Company considered, among other things, the Company’s taxable losses in the United States in each of the last two years and the Company’s current projected taxable loss for the U.S. business for fiscal 2011. When evaluated in light of the applicable standards, this evidence suggested that the Company should establish a valuation allowance. As a result, during the nine months ended September 30, 2011, the Company recorded a $51,925,000 increase to income tax expense in order to establish a valuation allowance against its U.S. deferred tax assets, and also reversed certain pre-paid tax assets related to intercompany profits of $12,237,000 to income tax expense. At each quarter end that a valuation allowance is maintained, as the U.S. deferred tax assets are adjusted upwards or downwards, the associated valuation allowance and income tax expense will be adjusted. If sufficient positive evidence arises in the future, such as a sustained return to profitability, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached. The Company has concluded that with respect to non-U.S. entities, there is sufficient positive evidence to conclude that realization of its deferred tax assets is deemed to be likely under applicable accounting rules, and no allowances have been established.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The non-cash charge to establish a valuation allowance does not have any impact on the Company’s consolidated operations or cash flow, nor does such an allowance preclude the Company from using loss carryforwards or other deferred tax assets in the future, except as described below. Until the Company re-establishes a pattern of continuing profitability, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the consolidated condensed statement of operations for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the consolidated condensed statement of operations.

As a result of the establishment of the valuation allowance against its U.S. deferred tax assets, the Company does not recognize a tax benefit on taxable losses generated in the U.S. Furthermore, income taxes related to intercompany profits generated from sales in the U.S. to the Company’s foreign subsidiaries that would typically impact the statement of operations in periods with no valuation allowance are no longer deferred and amounts previously accumulated as prepaid tax expense are charged to the provision for income taxes in the statement of operations. The reversal of the prepaid tax asset is included in the determination of the annual estimated effective tax rate resulting in $12,237,000 of tax expense for the three and nine months ended September 30, 2011. The Company expects to incur tax expense of $9,308,000 during the fourth quarter of 2011 as the remaining prepaid taxes are charged to the provision for income taxes.

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2010, the Company identified that it had understated its long-term deferred tax liabilities by approximately $8,967,000 in its consolidated financial statements as of December 31, 2010 and in certain prior periods. This understatement relates to the tax treatment of certain intangible assets, certain depreciable assets, deductible stock options and deferred revenue related to gift cards all of which relate to periods prior to 2008. Accordingly, the Company corrected the accompanying consolidated condensed balance sheet as of December 31, 2010, which resulted in a decrease to retained earnings of $9,428,000 and an increase to additional paid-in capital of $461,000, with corresponding decreases of $879,000 and $8,088,000 to short-term and long-term deferred tax assets. These corrections do not impact the Company’s consolidated statements of operations previously reported in the Company’s consolidated financial statements for each of the three years in the period ended December 31, 2010 included in its 2010 Form 10-K. The Company does not believe the foregoing corrections are material to such financial statements. The effect of these corrections on the Company’s December 31, 2010 balance sheet are summarized as follows (in thousands):

	December 31, 2010
	As Previously Reported	As Corrected
Deferred tax assets, net (current)	$24,393	$23,514
Deferred tax assets, net (non-current)	$11,874	$3,786
Additional paid-in capital	$263,774	$264,235
Retained earnings	$442,405	$432,977

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of the corrections to long-term deferred tax liabilities for certain depreciable assets, deductible stock options and deferred revenue related to gift cards, the Company determined that it had overstated the amount of the valuation allowance recorded during the three and six months ended June 30, 2011 by $4,498,000. The Company will prospectively correct the consolidated condensed financial statements for the three and six months ended June 30, 2011 as follows (in thousands):

	June 30, 2011
	As Previously Reported	As Corrected
Deferred tax assets, net (current)	$4,761	$5,723
Deferred tax assets, net (non-current)	$1,624	$4,452
Deferred tax liabilities, net (current)	$7,018	$6,621
Deferred tax liabilities, net (non-current)	$25,582	$25,271
Additional paid-in capital	$266,783	$267,244
Retained earnings	$379,739	$383,776

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Provision for income taxes	$49,981	$45,483	$58,761	$54,263
Net loss	$(63,564)	$(59,066)	$(50,746)	$(46,248)
Net loss allocable to common shareholders	$(66,189)	$(61,691)	$(55,996)	$(51,498)
Loss per common share basic and diluted	$(1.03)	$(0.96)	$(0.87)	$(0.80)

The Company does not believe the corrections above are material to the financial statements for the three and six months ended June 30, 2011.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the three and nine months ended September 30, 2011, the Company recognized approximately $41,000 and $180,000, respectively, of interest expense and penalties in the provision for income taxes. As of September 30, 2011 and December 31, 2010, the Company had accrued $828,000 and $648,000, respectively, (before income tax benefit), for the payment of interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2007 and prior
California (United States)	2004 and prior
Massachusetts (United States)	2007 and prior
Australia	2006 and prior
Canada	2006 and prior
Japan	2007 and prior
South Korea	2008 and prior
United Kingdom	2006 and prior
Thailand	2008 and prior

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Although the Company has set up a valuation allowance against the majority of its U.S. federal and state deferred tax assets, which include tax credits, net operating loss carryforwards (“NOLs”) and other losses, such allowance does not preclude the Company from using the deferred tax assets in the future. However, the Company’s ability to utilize the tax credits and losses to offset future taxable income may be limited significantly if the Company were to experience a cumulative increase in ownership of the Company’s stock by “5-percent shareholders” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. The determination of whether a Section 382 ownership change has occurred is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. Although the Company’s ownership has changed significantly during the three-year period ended September 30, 2011 (due in significant part to the Company’s June 2009 preferred stock offering), the Company does not believe there has been a cumulative increase in ownership by “5-percent shareholders” in excess of 50 percentage points during that period. The Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.

4. Sale of Buildings

In March 2011, the Company completed the sale of three of its buildings located in Carlsbad, California, and entered into lease-back agreements for each building over a period of one to five years. The sale of these buildings was in connection with the Company’s ongoing building consolidation project aimed at consolidating the Company’s campus into a more efficient layout, and the relocation of the Company’s golf club manufacturing facilities from Carlsbad, California to Monterrey, Mexico (see Note 2). The sale resulted in net proceeds of $18,079,000 and a net gain of $12,668,000, of which $6,170,000 was recognized in general and administrative expenses during the first quarter of 2011. Due to the lease-back arrangement, the Company deferred a portion of this gain in the amount of $6,498,000, which represents the sum of the net present value of the minimum future lease payments through the end of each respective lease term. During the three and nine months ended September 30, 2011, the Company recognized $511,000 and $1,021,000, respectively, of this deferred gain in general and administrative expenses. The amortization of the deferred gain will offset future rent expense over the term of the leases.

5. Preferred Stock Offering

On June 15, 2009, the Company sold 1,400,000 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140,000,000 and incurred costs of $6,085,000, which were recorded as an offset to additional paid-in capital in the consolidated condensed statement of shareholders’ equity. The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of September 30, 2011, the liquidation preference would have been $140,438,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company may also elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. If the Company elects to mandatorily convert any preferred stock, it will make an additional payment on the preferred stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on the preferred stock. As of September 30, 2011, this amount would have been $7,437,500.

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

The preferred stock is generally convertible into shares of common stock and earns cumulative dividends from the date of original issue at an initial rate of 7.50% per annum. In accordance with ASC 260, dividends on cumulative preferred stock are subtracted from net income to calculate net income allocable to common shareholders in the basic earnings per share calculation. For the three and nine months ended September 30, 2011 and 2010, the Company declared $2,625,000 and $7,875,000, respectively, in dividends to preferred shareholders.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, and reconciles the weighted-average common shares used in the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings (loss) per common share—basic
Net income (loss)	$(62,587)	$(18,317)	$(108,835)	$13,451
Less: Preferred stock dividends	(2,625)	(2,625)	(7,875)	(7,875)

Net income (loss) allocable to common shareholders	$(65,212)	$(20,942)	$(116,710)	$5,576

Weighted-average common shares outstanding—basic	64,781	63,989	64,505	63,831

Basic earnings (loss) per common share	$(1.01)	$(0.33)	$(1.81)	$0.09

Earnings (loss) per common share—diluted
Net income (loss)	$(65,212)	$(20,942)	$(116,710)	$5,576

Weighted-average common shares outstanding—basic	64,781	63,989	64,505	63,831
Options, restricted stock and other dilutive securities	—	—	—	488

Weighted-average common shares outstanding—diluted	64,781	63,989	64,505	64,319

Diluted earnings (loss) per common share	$(1.01)	$(0.33)	$(1.81)	$0.09

Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities were excluded from the computation in periods in which a net loss is reported as their effect would be antidilutive. For the three months ended September 30, 2011 and 2010, dilutive securities outstanding totaling approximately 30,583,000 and 30,307,000 shares, respectively, including preferred stock of 19,858,000, were excluded from the calculations. For the nine months ended September 30, 2011 and 2010, dilutive securities outstanding totaling approximately 30,790,000 and 29,758,000 shares, respectively, including preferred stock of 19,858,000, were excluded from the calculations.

7. Inventories

Inventories are summarized below (in thousands):

	September 30, 2011	December 31, 2010
Inventories:
Raw materials	$41,291	$48,804
Work-in-process	650	1,585
Finished goods	162,272	218,202

	$204,213	$268,591

8. Goodwill and Intangible Assets

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The Company performs

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

an impairment analysis on its goodwill and intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	September 30, 2011			December 31, 2010
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$108,834	$—	$108,834	$114,247	$—	$114,247
Amortizing:
Patents	2-16	36,459	28,308	8,151	36,459	26,405	10,054
Developed technology and other	1-9	12,387	6,469	5,918	12,387	5,361	7,026

Total intangible assets		$157,680	$34,777	$122,903	$163,093	$31,766	$131,327

Aggregate amortization expense on intangible assets was approximately $1,000,000 and $3,011,000 for the three and nine months ended September 30, 2011, respectively. Amortization expense related to intangible assets at September 30, 2011 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2011	$1,148
2012	3,449
2013	2,560
2014	1,881
2015	1,844
2016	1,834
Thereafter	1,353

$14,069

Goodwill at September 30, 2011 and December 31, 2010 was $30,462,000 and $30,630,000, respectively. The decrease in goodwill during the three and nine months ended September 30, 2011 of $990,000 and $168,000, respectively, was due to foreign currency fluctuations.

During the second quarter of 2011, the Company conducted an impairment test on its goodwill and intangible assets, including the trade names, trademarks and other intangible assets the Company acquired in 2003 as part of the Top-Flite acquisition. The fair value of the Company’s intangible assets was calculated by taking the expected future cash flows of those assets over their estimated useful lives and discounting the cash flows based upon an appropriate discount rate. The discounted cash flow analysis was based upon management’s best estimates relating to the Company’s intangible assets such as (i) forecasted sales, (ii) estimated royalty rates, (iii) estimated long-term growth rates, and (iv) the discount rate. In calculating the expected future cash flows from the trade names and trademarks acquired as part of the Top-Flite acquisition, the Company considered the continued negative impact of a trend in the golf industry where premium branded competitor golf balls are being sold through the mass market channel as well as a recent increase of in-house brands being sold in the sporting goods and mass market channels. This increase in premium branded and in-house balls in these retail channels over the past two years as well as the fact that the Company’s business in the United States has not recovered and returned to profitability as management had previously projected has negatively impacted sales of Top-Flite

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

branded golf balls more than previously estimated. Management believed this competitive pressure in these retail channels would abate over time as the economy began to improve. However, the Company has concluded that this practice appears more permanent in nature, and has therefore reduced its estimates of the amount of future cash flows that will be generated from these intangible assets accordingly.

In completing the impairment analysis, the Company determined that the discounted expected cash flows from the trade names and trademarks associated with the Top-Flite acquisition was $5,413,000 less than the carrying value of those assets. As a result, the Company recorded an impairment charge of $5,413,000 during the second quarter of 2011, which is reflected in general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2011.

During the third quarter of 2011, the Company’s market capitalization continued to decline below its recorded book value. In response to this indicator, the Company also performed impairment testing on the Company’s recorded goodwill and certain intangible assets during the current period, which was based on internal cash flow estimates discounted at an appropriate interest rate, as discussed above. Based on the results of the impairment testing, no impairment was identified. If the current economic and market conditions continue to decline, the Company’s business may be further adversely affected, which could result in an impairment of goodwill or other intangible assets in the future.

9. Investments

Investment in TopGolf International, Inc.

The Company has an investment in TopGolf International, Inc. (“TopGolf”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company owns $20,600,000 of preferred shares of TopGolf and has entered into a Preferred Partner Agreement with TopGolf in which the Company was granted preferred signage rights, rights as the preferred supplier of golf products used or offered for use at TopGolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in the TopGolf retail stores, access to consumer information obtained by TopGolf, and other rights incidental to those listed.

The Company’s ownership interest in TopGolf is less than 20%. In addition, the Company does not have the ability to significantly influence the operating and financing activities and policies of TopGolf. Accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other,” and is included in other long-term assets in the accompanying consolidated condensed balance sheets as of September 30, 2011 and December 31, 2010.

10. Non-Controlling Interest

Investment in Qingdao Suntech Sporting Goods Limited Company

The Company has a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

financial results of Suntech in its consolidated condensed financial statements as of September 30, 2011 and December 31, 2010, in accordance with ASC Topic 810, “Consolidations.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which $1,988,000 and $2,188,000 was outstanding as of September 30, 2011 and December 31, 2010, respectively. The Company recorded the loan in other long-term assets in the accompanying consolidated condensed balance sheets as of September 30, 2011 and December 31, 2010.

11. Product Warranty

The Company has a stated two-year warranty policy for its golf clubs, although the Company sometimes honors warranty claims after the two-year stated warranty period at the Company’s discretion. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The increase in the provision for future warranty claims during the nine months ended September 30, 2011 is primarily due to the product withdrawal of the uPro MX, the latest version of the Company’s GPS devices. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$11,982	$9,390	$8,427	$9,449
Provision	1,938	2,344	10,123	6,658
Claims paid/costs incurred	(3,931)	(2,803)	(8,561)	(7,176)

Ending balance	$9,989	$8,931	$9,989	$8,931

12. Financing Arrangements

The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $210,000,000, comprised of a $175,000,000 U.S. facility (of which $20,000,000 is available for letters of credit) and a $35,000,000 Canadian facility (of which $5,000,000 is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $500,000 at September 30, 2011. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S. and Canadian legal entities.

As of September 30, 2011, the Company had no borrowings outstanding under the ABL Facility and had $64,295,000 of cash and cash equivalents. The maximum amount of Consolidated Funded Indebtedness, including borrowings under the ABL Facility, that could have been outstanding on September 30, 2011, was approximately $88,000,000. Average outstanding borrowings during the three and nine months ended September 30, 2011 were $8,143,000 and $33,089,000, respectively. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing-twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). The interest rate applicable to outstanding loans under the U.S. facility is based on a calculation of either the U.S. Prime Rate or the British Bankers Association LIBOR Rate as published by Reuters (“LIBOR”) plus an applicable margin of 1.00% to 2.75%. The interest rate applicable to outstanding loans under the Canadian facility is based on a calculation of either the Base Rate publicly announced by Bank of America Canada or Canada’s Prime Rate plus a margin of 1.00% to 2.75%. At September 30, 2011, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.75%.

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

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of September 30, 2011, the Company was in compliance with these restrictions and the other terms of the ABL Facility.

The origination fees incurred in connection with the ABL Facility as of September 30, 2011 totaled $2,525,000, which are included in other assets in the accompanying consolidated condensed balance sheet, and will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees were $2,399,000 as of September 30, 2011, of which $504,000 was included in other current assets and $1,895,000 in other long-term assets in the accompanying consolidated condensed financial statements.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The 2006 Pro V1 Golf Ball Patent Infringement Litigation

On February 9, 2006, the Company filed a complaint in the United States District Court in Delaware (Case No. C.A. 06-91) asserting patent infringement claims against the Acushnet Company, a wholly-owned subsidiary of Fortune Brands, alleging that Acushnet’s Titleist Pro V1 family of golf balls infringed nine claims contained in four golf ball patents owned by the Company. The Company prevailed in a December 2007 jury trial on 8 of the 9 patent claims asserted against Acushnet. In November 2008, the Delaware District Court entered a permanent injunction prohibiting continued sales of the infringing Pro V1 golf balls by Acushnet. In August 2009, the United States Court of Appeals for the Federal Circuit reversed and remanded the case for a new trial. The case was retried and on March 29, 2010, a jury found that the claims in the patents asserted by the Company against Acushnet were invalid. On April 21, 2011, the District Court in Delaware denied, in part, the Company’s motion for judgment as a matter of law and denied the Company’s motion for a new trial. The Company has appealed the District Court’s rulings to the Court of Appeals for the Federal Circuit, Appeal No. 2011-1407.

In 2006 Acushnet filed requests for reexamination of the patents asserted by the Company in the United States Patent and Trademark Office (“PTO”). On March 9, 2011, the Board of Patent Appeals and Interferences (“BPAI”) affirmed an examiner’s rejection of the patents, relying on evidence submitted by Acushnet in its requests for reexamination. On April 11, 2011, the Company asked the BPAI to reconsider its decision. On September 24, 2011, the BPAI denied the Company’s request for reconsideration. The Company has appealed the BPAI’s decision to the Federal Circuit, Appeal Nos. 2011-1622, 2011-1623, 2011-1624, and 2011-1625. The Company has asserted in the 2006 Pro V1 Golf Ball Patent Litigation described above that Acushnet breached a 1996 settlement agreement by filing the requests for reexamination of the asserted patents in the PTO. On January 13, 2011, the District Court in Delaware entered an order finding Acushnet breached the 1996 settlement agreement by filing the reexamination requests in the PTO. Damages for Acushnet’s breach of the 1996 settlement agreement have not yet been determined by the Court or by a jury.

On March 15, 2011, the Company filed suit against the Director of the PTO in the United States District Court for the Eastern District of Virginia, Case No. 1:11 cv 266, seeking a court order vacating, holding unlawful, and setting aside the PTO’s orders in the reexamination proceedings initiated by Acushnet. Among other things, the Company has alleged that the PTO’s refusal to vacate or stay the reexamination proceedings—in

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the face of the Delaware court’s order determining that the PTO proceedings were initiated in breach of the 1996 settlement agreement—exceeded the PTO’s jurisdiction and authority and was arbitrary, capricious, and otherwise contrary to law. On July 27, 2011, the Court granted the PTO’s motion for summary judgment, holding that the PTO’s actions were not arbitrary, capricious or contrary to the law. The Company has appealed the Court’s decision to the Federal Circuit, Appeal No. 2011-1551.

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

On February 25, 2011, the District Court in Delaware entered an order temporarily staying the 2009 cases pursuant to the stipulation of the parties. On May 6, 2011, the parties requested, and the District Court agreed, to temporarily continue the stay of the 2009 cases. The stay is still in place.

Corporate Trade Inc. Litigation

On January 19, 2009, the Company filed suit in the Superior Court for the County of San Diego, Case No. 37-2009-00050363-CU-BC-NC, against Corporate Trade Inc. (“CTI”) seeking damages for breach of contract and for declaratory relief based on the asserted use and transfer of corporate trade credits to the Company in connection with the purchase of assets from Top-Flite in 2003. On January 26, 2009, CTI filed its own suit in the United States District Court for the Southern District of New York, Case No. 09CV0698, asserting claims for breach of contract, account stated and unjust enrichment, and seeking damages of approximately $8,900,000. On February 26, 2009, CTI removed the Company’s San Diego case to the United States District Court for the Southern District of California. On March 1, 2010, the San Diego case was transferred to the Southern District of New York where it was consolidated with the New York case. Discovery has concluded and expert reports have been exchanged. No trial date has been set.

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase orders for production materials, endorsement agreements with professional golfers

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of September 30, 2011, the Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay under these agreements is $83,190,000 over the next four years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum contractual commitments as of September 30, 2011 are as follows (in thousands):

Remainder of 2011	$46,459
2012	22,550
2013	11,485
2014	2,596
Thereafter	100

$83,190

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. Also, in connection with the uPlay acquisition in December 2008, the Company could be required to pay an additional purchase price, not to exceed $10,000,000, based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011. As of September 30, 2011, based on the Company’s preliminary assessment of certain performance indicators in connection with the sale of uPlay products, the probability of the Company paying this additional purchase price obligation at the end of the three year period ending December 31, 2011, is remote.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the three and nine months ended September 30, 2011 was not material to the Company’s financial position, results of operations or cash flows.

Employment Contracts

The Company has entered into employment contracts with certain of the Company’s officers. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by the Company for convenience or by the officer for substantial cause. For the nine months ended September 30, 2011, the Company recognized $12,557,000 in severance benefits in connection with the Reorganization and Reinvestment Initiatives announced in June 2011 (see Note 2). In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide for certain protections in the event of such a change in control. These protections include the payment of certain severance benefits, including salary continuation, upon the termination of employment following a change in control.

14. Share-Based Employee Compensation

As of September 30, 2011, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the 2001 Non-Employee Directors Stock Incentive Plan (the “2001 Directors Plan”). From time to time, the Company grants stock options, restricted stock units and other awards under these two plans.

The table below summarizes the amounts recognized in the financial statements for the three and nine months ended September 30, 2011 and 2010 for share-based compensation, including expense for phantom stock units and stock appreciation rights granted to employees (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of sales	$185	$240	$528	$680
Operating expenses	1,066	3,381	9,257	9,392

Total cost of employee share-based compensation included in income (loss), before income tax	1,251	3,621	9,785	10,072
Amount of income tax recognized in earnings	(482)	(1,271)	(3,767)	(3,367)

Amount charged against net income (loss)	$769	$2,350	$6,018	$6,705

Impact on net income (loss) per common share:
Basic	$(0.01)	$(0.04)	$(0.09)	$(0.11)
Diluted	$(0.01)	$(0.04)	$(0.09)	$(0.10)

In connection with the Reorganization and Reinvestment Initiatives announced in June 2011 (see Note 2), the Company recognized $650,000 and $3,571,000 during the three and nine months ended September 30, 2011, respectively, in stock compensation expense as a result of the contractual acceleration of the vesting of certain stock options, restricted stock units and phantom stock units.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

The Company granted 1,731,000 and 1,239,000 shares underlying stock options during the nine months ended September 30, 2011 and 2010, respectively, at a weighted average grant-date fair value of $2.94 and $2.84 per share, respectively. The Company did not grant stock options during the three months ended September 30, 2011. The number of shares underlying stock options granted during the three months ended September 30, 2010 was nominal.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of stock options granted during the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011(1)	2010	2011	2010
Dividend yield	—	1.6%	1.4%	1.1%
Expected volatility	—	47.1%	48.5%	46.2%
Risk free interest rate	—	1.8%	2.0%	2.2%
Expected life	—	4.9 years	5.0 years	4.7 years

(1)	No shares were granted during the quarter ended September 30, 2011

Restricted Stock Units

The Company granted 61,000 and 505,000 shares underlying restricted stock units during the nine months ended September 30, 2011 and 2010, respectively, at a weighted average grant-date fair value of $7.01 and $7.64, respectively. There were no restricted stock units granted during the three months ended September 30, 2011 and 2010. At September 30, 2011, the Company had $1,951,000 of total unrecognized compensation expense related to non-vested shares granted to employees and non-employees under the Company’s share-based payment plans related to restricted stock units. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated condensed statement of operations due to the application of forfeiture rates.

Phantom Stock Units

Phantom stock units (“PSUs”) are a form of share-based awards that are indexed to the Company’s common stock and are settled in cash. As such, PSUs are accounted for as liabilities and are remeasured based on the closing price of the Company’s common stock at the end of each interim period through the settlement date of the awards. PSUs vest over two and three year periods and compensation expense is recognized on a straight-line basis over these vesting periods.

During the first quarter of 2011, the Company granted 679,000 shares of PSUs with a grant date fair value of $5,100,000. At September 30, 2011, the fair value of total PSUs outstanding was $5,811,000. For the three months ended September 30, 2011, the Company reversed compensation expense of $74,000 related to outstanding PSUs and recognized expense of $1,076,000 in the comparable period for the previous year. Compensation expense recognized for PSUs outstanding over the nine months ended September 30, 2011 and 2010 was $2,395,000 and $2,526,000, respectively. In connection with the PSUs, at September 30, 2011 and December 31, 2010, the Company accrued $1,790,000 and $2,281,000, respectively, in employee compensation

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

expense and benefits, and $1,528,000 and $1,519,000, respectively, in long-term other in the accompanying consolidated condensed balance sheets.

Stock Appreciation Rights

During the three months ended September 30, 2011, the Company granted 500,000 of cash settled Stock Appreciation Rights (“SARs”). The Company records compensation expense for SARs based on the estimated fair value on the date of grant using the Black Scholes option-pricing model. SARs are subsequently remeasured at each interim reporting period based on a revised Black Scholes value. Upon vesting, the fair value of the SARs will be equal to the intrinsic value. As of September 30, 2011, the Company recognized $25,900 in compensation expense related to these awards with the corresponding accrual in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheet at September 30, 2011.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The following table summarizes the valuation of the Company’s foreign currency exchange contracts by the above pricing levels as of the valuation dates listed (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Foreign currency derivative instruments—asset position	$3,588	$3,588	$1,786	$1,786
Foreign currency derivative instruments—liability position	$5,090	$5,090	$11,775	$11,775

The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations. See Note 16 below for further information on foreign currency exchange contracts.

Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis. These assets include property, plant and equipment, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the nine months ended September 30, 2011, certain non-amortizing intangible assets were written down to their implied fair value, resulting in an impairment charge of $5,413,000 (Note 8). The implied fair value was based on significant unobservable inputs, and as a result, the fair value measurement was classified as Level 3.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At September 30, 2011 and December 31, 2010, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $169,354,000 and $314,190,000, respectively, of which $108,852,000 and $217,770,000, respectively, represent contracts used to hedge exposures in operating results from the translation of revenues and expenses of the Company’s international subsidiaries into U.S. dollars and $60,502,000 and $96,420,000, respectively, represents contracts used to hedge balance sheet exposures denominated in foreign currencies. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at September 30, 2011 and December 31, 2010 (in thousands):

	Asset Derivatives
	September 30, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$3,588	Other current assets	$1,786

	Liability Derivatives
	September 30, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$5,090	Accounts payable and accrued expenses	$11,775

The following table summarizes the location of gains and losses in the consolidated condensed statements of operations that were recognized during the three and nine months ended September 30, 2011 and 2010, respectively, in addition to the derivative contract type (in thousands):

		Amount of Loss Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments under SFAS No. 133	Location of loss recognized in income on derivative instruments	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Foreign currency exchange contracts	Other expense	$(709)	$(12,349)	$(7,763)	$(12,170)

In addition, during the three months ended September 30, 2011 and 2010, the Company recognized $2,508,000 and $8,361,000, respectively, in foreign currency transactional net losses and gains, respectively, and $36,000 and $4,396,000 in foreign currency transactional net gains during the nine months ended September 30, 2011 and 2010, respectively.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales
Golf clubs(1)	$140,503	$140,323	$600,570	$637,579
Golf balls(1)	32,740	35,321	132,086	144,549

	$173,243	$175,644	$732,656	$782,128

Income (loss) before provision for income taxes
Golf clubs(1)(2)	$(23,941)	$(18,644)	$19,058	$55,718
Golf balls(1)(2)	(6,637)	(4,423)	(4,638)	3,314
Reconciling items(3)	(17,155)	(17,350)	(54,138)	(49,108)

	$(47,733)	$(40,417)	$(39,718)	$9,924

Additions to long-lived assets
Golf clubs	$4,583	$8,389	$15,807	$14,958
Golf balls	2,509	341	5,930	835

	$7,092	$8,730	$21,737	$15,793

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.
(2)	The Company has been actively implementing certain initiatives targeted at improving gross margins (see Note 2). In connection with these initiatives, during the three months ended September 30, 2011, the Company’s golf clubs segment absorbed $916,000 less in pre-tax charges compared to the same period in 2010, and the Company’s golf balls segment recognized $1,003,000 in incremental pre-tax charges compared to the same period in 2010. During the nine months ended September 30, 2011, the Company’s golf clubs and golf balls segments absorbed incremental pre-tax charges of $5,484,000 and $4,554,000, respectively, compared to the same period in the prior year.
(3)	Represents corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The reconciling items include (i) pre-tax charges of $7,395,000 and $12,557,000, for the three and nine months ended September 30, 2011, respectively, in connection with the Reorganization and Reinvestment Initiatives (see Note 2), (ii) the recognition of a pre-tax gain of $6,170,000 during the nine months ended September 31, 2011 in connection with the sale of certain buildings (see Note 4), and (iii) a pre-tax impairment charge of $5,413,000 during the nine months ended September 30, 2011 in connection with certain trademarks and trade names (see Note 8).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors” on page 2 of this report.

Results of Operations

Overview of Business and Seasonality

The Company designs, manufactures and sells high quality golf clubs and golf balls and also sells golf apparel, golf footwear, golf bags, gloves, eyewear and other golf-related accessories, including uPro GPS on-course measurement devices. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s golf products are designed for golfers of all skill levels, both amateur and professional.

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

In most of the regions where the Company does business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s business is therefore also subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third quarter sales are generally dependent on reorder business but are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key markets. However, fourth quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions. In general, however, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability generally occurs during the first half of the year.

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. As a result of the continued weakening trend of the U.S. dollar in 2011, the translation of foreign currency exchange rates had a net positive impact on the Company’s financial results during the first nine months of 2011.

Executive Summary

The Company’s 2011 results continue to reflect the impact of a challenging golf market as well as an unfavorable shift in the competitive landscape driven by the success of certain competitor products launched this year. These factors, among other things, resulted in a 6% decline in sales and a 300 basis point decline in gross margins for the first nine months of 2011 compared to the same period in the prior year. These declines were partially offset by the positive effects of changes in foreign currency rates on sales and gross margins during the period. Additionally, the Company’s operating expenses for the first nine months of 2011 increased $10.6 million to 42% of net sales compared to 38% of net sales for the first nine months of 2010. This increase in operating expenses was primarily due to charges related to the Company’s restructuring initiatives announced in June 2011 as discussed below in more detail as well as the unfavorable effect of changes in foreign currency rates.

The Company’s net income during the first nine months of 2011 decreased to a net loss of $108.8 million from net income of $13.5 million during the comparable period of 2010, and earnings per share decreased to a loss of $1.81 per share for the first nine months of 2011 compared to earnings per share of $0.09 for the same period in 2010. These results were negatively affected by certain significant charges including (i) the establishment of a $51.9 million non-cash deferred tax valuation allowance related to the Company’s U.S. deferred tax assets; (ii) increased investment of $9.9 million in the Company’s Global Operations Strategy Initiatives (the “GOS Initiatives”), including the reorganization of the Company’s manufacturing and distribution operations; (iii) $12.6 million of charges related to the restructuring initiatives announced in June 2011 (the “Reorganization and Reinvestment Initiatives”); and (iv) a $5.4 million non-cash impairment charge related to its Top-Flite assets. These charges were partially offset by a $6.2 million gain on the sale of buildings sold during the first quarter of 2011.

In June 2011, in response to the challenging market conditions and the Company’s performance, the Company announced a restructuring plan that involved personnel changes at all levels of the organization and a reevaluation of business processes. The restructuring was designed to deliver annualized pre-tax savings of approximately $50 million with the Company reinvesting approximately half that amount in brand and marketing initiatives for 2012. During the third quarter of 2011, the Company completed substantially all of the personnel changes and has reorganized the Company to provide for increased focus on the different product categories and regions of the Company’s business with the intent to achieve sustained profitability in each area. Growth in revenue is an essential part of this strategy, particularly in the Company’s core products.

Management believes that the increased investment in brand and demand creation initiatives will generate higher sales which together with savings from its Reorganization and Reinvestment Initiatives, the continued strength of the Company’s brands in the marketplace, the new technology embedded in the Company’s 2012 products, and anticipated increased efficiency in its supply and distribution operations resulting from the completion of the Company’s GOS Initiatives this year should result in a much improved 2012 for the Company. While a full recovery will take more than a year, management believes that the actions taken in 2011 will result in a return to profitability in 2012.

Three-Month Periods Ended September 30, 2011 and 2010

Net sales for the third quarter of 2011 decreased $2.4 million (1%) to $173.2 million compared to $175.6 million in the third quarter of 2010. This decrease was primarily due to a decline in golf ball sales combined with relatively flat sales of golf clubs. The decline in golf ball sales was primarily due to a planned reduction in golf ball model introductions during 2011. Although the Company’s total golf club sales remained relatively flat, there was a $10.4 million decline in irons sales, offset by a $14.4 million increase in driver sales during the third quarter of 2011 compared to the same period of the prior year. The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2011	2010(1)	Dollars	Percent
Net sales:
Golf clubs	$140.5	$140.3	$0.2	0%
Golf balls	32.7	35.3	(2.6)	(7)%

	$173.2	$175.6	$(2.4)	(1)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results for the Three Months Ended September 30, 2011 and 2010” below.

Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2011	2010	Dollars	Percent
Net sales:
United States	$73.9	$76.2	$(2.3)	(3)%
Europe	25.4	23.4	2.0	9%
Japan	41.8	36.7	5.1	14%
Rest of Asia	17.5	21.5	(4.0)	(19)%
Other countries	14.6	17.8	(3.2)	(18)%

	$173.2	$175.6	$(2.4)	(1)%

Net sales in the United States decreased $2.3 million (3%) to $73.9 million during the third quarter of 2011 compared to the same period in the prior year. The Company’s sales in regions outside of the United States remained flat at $99.3 million for the third quarter of 2011 and 2010. The Company’s sales in Japan were favorably impacted by the launch of Legacy Black irons and woods in that region during the third quarter of 2011. The Company’s reported net sales in regions outside the United States in the third quarter of 2011 were favorably affected by the translation of foreign currency sales into U.S. dollars based upon 2011 exchange rates. If 2010 exchange rates were applied to 2011 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $7.0 million less than reported in the third quarter of 2011.

For the third quarter of 2011, gross profit decreased $1.7 million to $47.4 million from $49.1 million in the third quarter of 2010. Gross profit as a percentage of net sales (“gross margin”) decreased to 27% in the third quarter of 2011 compared to 28% in the third quarter of 2010. The decrease in gross margin was primarily attributable to a decrease in production volumes which resulted in unfavorable absorption of fixed costs, as well as increased raw material costs used in the production of golf balls. These decreases were partially offset by a favorable shift in sales to higher margin Razr family of products in 2011 compared to sales of lower margin Big

Bertha Diablo and X-22 and X-24 product lines in 2010 combined with the favorable effect of foreign currency exchange rates during the third quarter of 2011 compared to the same period of the prior year. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses increased by $6.0 million to $62.3 million (36% of net sales) in the third quarter of 2011 compared to $56.3 million (32% of net sales) in the comparable period of 2010. The dollar increase was primarily due to charges of $3.5 million in connection with the Reorganization and Reinvestment Initiatives (See Note 2 to the Notes to Consolidated Condensed Financial Statements), in addition to a $2.5 million increase in advertising and promotional expenses.

General and administrative expenses decreased by $0.6 million to $20.8 million (12% of net sales) in the third quarter of 2011 compared to $21.4 million (12% of net sales) in the comparable period of 2010. The decrease was primarily due to a $3.4 million decrease in employee related expenses, partially offset by charges of $2.2 million in connection with the Reorganization and Reinvestment Initiatives.

Research and development expenses decreased by $0.8 million to $8.5 million (5% of net sales) in the third quarter of 2011 compared to $9.3 million (5% of net sales) in the comparable period of 2010.

Other expense increased by $1.1 million to $3.6 million in the third quarter of 2011 compared to $2.5 million in the comparable period of 2010. This increase was primarily due to a $1.3 million decrease in interest income, partially offset by a $0.7 million increase in net foreign currency gains in the third quarter of 2011 compared to the third quarter of 2010.

The Company’s provision for income taxes totaled $14.9 million for the third quarter of 2011, compared to an income tax benefit of $22.1 million for the comparable period of 2010. During the second quarter of 2011, the Company established a valuation allowance against its U.S. deferred tax assets, which also resulted in the reversal of certain pre-paid tax assets in the third quarter of 2011 of $12.3 million related to intercompany profits. The Company expects to recognize a negative annual effective tax rate for 2011 due to the impacts of (i) the establishment of a valuation allowance against net U.S. deferred tax assets, (ii) the reversal of prepaid tax assets that will impact the effective tax rate, and (iii) the recognition of tax expense calculated on foreign pretax income. Due to the effects of its deferred tax asset valuation allowance, the Company’s effective tax rate for the third quarter of 2011 is not comparable to the effective tax rate for the third quarter of 2010 as the Company’s income tax amount is not directly correlated to the amount of its pretax loss.

Net loss for the third quarter of 2011 increased to $62.6 million compared to $18.3 million in the comparable period of 2010. Diluted losses per share increased to $1.01 per share on 64.8 million weighted average shares outstanding in the third quarter of 2011 compared to $0.33 on 64.0 million weighted average shares outstanding in the third quarter of 2010. The Company’s net loss per share for the third quarter of 2011 was negatively affected by $0.19 per share related to the reversal of certain prepaid tax assets in the third quarter of 2011 of $12.3 million related to intercompany profits, and $0.07 per share related to after-tax charges of $4.5 million in connection with the Reorganization and Reinvestment Initiatives.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2011 and 2010

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2011	2010(1)	Dollars	Percent
Net sales:
Woods	$41.5	$27.1	$14.4	53%
Irons	38.2	48.6	(10.4)	(21)%
Putters	15.1	15.9	(0.8)	(5)%
Accessories and other	45.7	48.7	(3.0)	(6)%

	$140.5	$140.3	$0.2	0%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

The $14.4 million (53%) increase in net sales of woods to $41.5 million for the quarter ended September 30, 2011 was primarily due to an increase in average selling prices and sales volume. The increase in average selling prices was primarily due to a favorable shift in product mix from sales of moderately priced drivers and fairway woods during the third quarter of 2010 to sales of more premium statement drivers and fairway woods during the third quarter of 2011 combined with less closeout activity during the current year. The increase in sales volume was primarily due to favorable consumer acceptance of the current year Razr Hawk drivers and fairway woods compared to the FT drivers and fairway woods in the prior year, as well as the current quarter launch of the Legacy Black woods products in the Asian markets.

The $10.4 million (21%) decrease in net sales of irons to $38.2 million for the quarter ended September 30, 2011 was primarily attributable to a decline in sales volume partially offset by an increase in average selling prices. The decline in sales volume was primarily due to the prior year launch of the X-24 Hot irons in May of 2010 with no comparable new irons launch during the same period of 2011 as well as a decline in sales volumes of Legacy irons due to the fact that the Company launched two Legacy iron models in the spring of 2010 compared to the current year single model launch of the Legacy Black irons in September 2011. The increase in average selling prices resulted from the current year launch of the more premium Razr X irons compared to the prior year launch of the more moderately priced Big Bertha Diablo irons and the value-priced X-24 Hot irons.

The $0.8 million (5%) decrease in net sales of putters to $15.1 million for the quarter ended September 30, 2011 was primarily attributable to a decline in sales volume partially offset by an increase in average selling prices. The decrease in sales volume resulted primarily from fewer new putter models offered during the third quarter of 2011 compared to the same period in the prior year as well as an unfavorable shift in the competitive landscape driven by the success of certain competitor products launched this year. The increase in average selling prices was attributable to a decrease in closeout activity during the third quarter of 2011 compared to the same period in the prior year.

The $3.0 million (6%) decrease in net sales of accessories and other products to $45.7 million for the quarter ended September 30, 2011 was primarily driven by a decline in sales of packaged sets as well as a decline in sales of GPS devices, primarily due to the withdrawal of the Company’s MX GPS devices as a result of inconsistent product performance, as well as a decline in sales of gloves. These decreases were partially offset by an increase in footwear sales during the quarter.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Decline
	2011	2010(1)	Dollars	Percent
Net sales:
Golf balls	$32.7	$35.3	$(2.6)	(7)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

The $2.6 million (7%) decrease in net sales of golf balls to $32.7 million for the quarter ended September 30, 2011 was primarily due to a decrease in sales volume combined with relatively flat average selling prices. The decrease in sales volume was primarily due to a decline in sales of Callaway Tour balls due to no new Tour ball launch in 2011 as well as a decline in sales volumes of Top-Flite range balls.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2011	2010(1)	Dollars	Percent
Income (loss) before income taxes
Golf clubs(2)	$(23.9)	$(18.6)	$(5.3)	(29)%
Golf balls(2)	(6.6)	(4.4)	(2.2)	(50)%
Reconciling items(3)	(17.2)	(17.4)	0.2	1%

	$(47.7)	$(40.4)	$(7.3)	(18)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.
(2)	In connection with the final phase of the Company’s GOS Initiatives (See Note 2 to the Notes to Consolidated Condensed Financial Statements), during the three months ended September 30, 2011, the Company’s golf clubs segment absorbed $0.9 million less in pre-tax charges compared to the same period in the prior year, and the Company’s golf balls segment recognized $1.0 million in incremental pre-tax charges compared to the same period in the prior year.
(3)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the quarter ended September 30, 2011, the reconciling items include pre-tax charges of $7.4 million in connection with the Reorganization and Reinvestment Initiatives.

Pre-tax loss in the Company’s golf clubs operating segment increased to $23.9 million for the third quarter of 2011 from $18.6 million for the comparable period in the prior year. This increase in loss before income taxes was primarily driven by a decrease in net sales as discussed above combined with a decrease in gross margin and an increase in marketing expenses. The decrease in gross margin was primarily driven by a decrease in production volumes which resulted in an unfavorable absorption of fixed costs. This decrease was partially offset by (i) a favorable shift in higher margin product mix due to sales of the Razr family of products in 2011 compared to sales of lower margin Big Bertha Diablo family of products in 2010, and (ii) cost savings resulting from the Company’s GOS Initiatives, including cost reductions on golf club components costs as a result of improved product designs and sourcing of lower cost raw materials as well as reductions on club conversion costs generated from labor savings on clubs produced in the Company’s new manufacturing facility in Monterrey, Mexico.

Pre-tax loss in the Company’s golf balls operating segment increased to $6.6 million for the third quarter of 2011 from $4.4 million for the comparable period in the prior year. This increase in pre-tax loss was primarily attributable to the decrease in net sales as discussed above combined with a decrease in gross margin primarily due to a decrease in production volumes which resulted in an unfavorable absorption of fixed costs, and increased raw material costs used in the production and procurement of golf balls.

Nine-Month Periods Ended September 30, 2011 and 2010

Net sales for the nine months ended September 30, 2011 decreased $49.4 million (6%) to $732.7 million compared to $782.1 million for the same period in the prior year 2010. This decrease was primarily due to a decline in sales in the Company’s golf clubs and golf balls segments, as noted below (dollars in millions):

	Nine Months Ended September 30,		Decline
	2011	2010(1)	Dollars	Percent
Net sales
Golf clubs	$600.6	$637.6	$(37.0)	(6)%
Golf balls	132.1	144.5	(12.4)	(9)%

	$732.7	$782.1	$(49.4)	(6)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results for the Nine Months Ended September 30, 2011 and 2010” below.

Net sales information by region is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2011	2010	Dollars	Percent
Net sales:
United States	$357.8	$389.6	$(31.8)	(8)%
Europe	114.4	107.1	7.3	7%
Japan	108.1	120.3	(12.2)	(10)%
Rest of Asia	68.6	70.8	(2.2)	(3)%
Other countries	83.8	94.3	(10.5)	(11)%

	$732.7	$782.1	$(49.4)	(6)%

Net sales in the United States decreased $31.8 million (8%) to $357.8 million during the first nine months of 2011 compared to the same period in the prior year. As mentioned above, this decrease was primarily due to the timing of planned product launches as well as an unfavorable shift in the competitive landscape driven by the success of certain competitor products launched this year. The Company’s sales in regions outside of the United States decreased $17.6 million (5%) to $374.9 million during the first nine months of 2011 compared to the same period in 2010. This decrease was largely caused by a decline of $12.2 million in sales in Japan primarily as a result of the earthquake and tsunami in that region in March 2011. These decreases were partially offset by increases in sales in Europe and in the Company’s emerging markets (China, Southeast Asia and India). The Company’s reported net sales in regions outside the United States during the first nine months of 2011 were favorably affected by the translation of foreign currency sales into U.S. dollars based upon 2011 exchange rates. If 2010 rates were applied to 2011 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $26.3 million less than reported during the nine months ended September 30, 2011.

For the first nine months of 2011, gross profit decreased $36.2 million to $273.7 million from $310.0 million in the comparable period of 2010. Gross profit as a percentage of net sales (“gross margin”) decreased to 37% in the first nine months of 2011 compared to 40% in the comparable period of 2010. The decrease in gross margin was primarily attributable to (i) a decrease in production volumes which resulted in unfavorable absorption of fixed costs, (ii) the recognition of certain costs in connection with the final phase of the Company’s GOS Initiatives, and (iii) a decline in sales in Japan which generally have the highest gross margins of the Company’s sales. These decreases were partially offset by (i) cost reductions on golf club components costs as well as reductions on club conversion costs primarily related to the Company’s GOS Initiatives and (ii) a reduction of close out activity across most product categories. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses increased by $10.0 million to $211.7 million (29% of net sales) in the first nine months of 2011 compared to $201.7 million (26% of net sales) in the comparable period of 2010. The dollar increase was primarily due to increases of $6.4 million in advertising and promotional activities and $3.6 million in charges related to the Reorganization and Reinvestment Initiatives.

General and administrative expenses increased by $1.6 million to $67.2 million (9% of net sales) in the first nine months of 2011 compared to $65.6 million (8% of net sales) in the comparable period of 2010. The dollar increase was primarily due to charges of $7.4 million related to the Reorganization and Reinvestment Initiatives, in addition to a $5.4 million impairment charge recognized in June 2011 related to a reduction in the fair value of certain intangible assets acquired in 2003 as part of the Top-Flite Acquisition. These increases were partially offset by a $6.2 million net gain recognized in connection with the sale of three of the Company’s buildings in March 2011, in addition to a $4.9 million decrease in employee related expenses.

Research and development expenses decreased by $1.0 million to $26.2 million (4% of net sales) in the first nine months of 2011 compared to $27.2 million (3% of net sales) in the comparable period of 2010.

Other expense increased by $2.8 million to $8.4 million in the first nine months of 2011 compared to $5.6 million in the comparable period of 2010. This increase was primarily attributable to a $2.3 million decrease in interest income.

The Company’s provision for income taxes totaled $69.1 million for the first nine months of 2011, compared to an income tax benefit of $3.5 million for the comparable period of 2010. During the nine months ended September 30, 2011, the Company recorded tax expense of $51.9 million in order to establish a valuation allowance against its U.S. deferred tax assets, which also resulted in the reversal of certain pre-paid tax assets of $12.3 million related to intercompany profits. The Company expects to recognize a negative annual effective tax rate for 2011 due to the impacts of (i) the establishment of a valuation allowance against net U.S. deferred tax assets, (ii) the reversal of prepaid tax assets that will impact the effective tax rate, and (iii) the recognition of tax expense calculated on foreign pretax income. Due to the effects of its deferred tax asset valuation allowance, the Company’s effective tax rate for the nine months ended September 30, 2011 is not comparable to the effective tax rate for the nine months ended September 30, 2010 as the Company’s income tax amount is not directly correlated to the amount of its pretax income.

Net income for the first nine months of 2011 decreased to a net loss of $108.8 million compared to net income of $13.5 million in the comparable period of 2010. Diluted earnings per share decreased to losses per share of $1.81 on 64.5 million weighted average shares outstanding in the first nine months of 2011 compared to earnings per share of $0.09 on 64.3 million diluted weighted average shares outstanding in the first nine months of 2010. Losses per share in 2011 were negatively affected by incremental decreases of $0.81 per share related to charges of $51.9 million in connection with an adjustment to the deferred tax asset valuation allowance, $0.19 per share related to the reversal of certain prepaid tax assets in the first nine months of 2011 of $12.3 million related to intercompany profits, and $0.12 per share related to after-tax charges of $7.7 million in connection with the Reorganization and Reinvestment Initiatives, $0.10 per share related to after-tax charges of $6.0 million related to the final phase of the Company’s GOS Initiatives, and $0.05 per share related to after-tax charges of $3.3 million for an impairment charge recognized in June 2011 related to a reduction in the book value of certain intangible assets acquired in 2003 as part of the Top-Flite Acquisition. These decreases were partially offset by an increase of $0.07 per share related to a $4.1 million after-tax gain recognized in connection with the sale of certain buildings during the first quarter of 2011.

Golf Clubs and Golf Balls Segments Results for the Nine Months Ended September 30, 2011 and 2010

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2011	2010(1)	Dollars	Percent
Net sales:
Woods	$187.8	$184.7	$3.1	2%
Irons	169.4	177.0	(7.6)	(4)%
Putters	67.7	87.6	(19.9)	(23)%
Accessories and other	175.7	188.3	(12.6)	(7)%

	$600.6	$637.6	$(37.0)	(6)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

The $3.1 million (2%) increase in net sales of woods to $187.8 million for the nine months ended September 30, 2011 was primarily due to an increase in average selling prices partially offset by decrease in sales volume. The increase in average selling prices was primarily due to a favorable shift in product mix from sales of moderately priced drivers and fairway woods during the first nine months of 2010 to sales of more premium drivers during the first nine months of 2011 combined with less closeout activity during the nine months ended September 30, 2011 compared to the same period of the prior year. This increase in average selling prices was partially offset by the introduction of Razr Hawk fairway woods at a lower average selling price in 2011 compared to FT-iz fairway woods which were launched in 2010. The decrease in sales volume was primarily due to the earlier launch timing of the 2011 Diablo Octane drivers and fairway woods, which were launched early in the fourth quarter of 2010 compared to the prior year launch of Diablo Edge drivers and fairway woods during the first quarter of 2010.

The $7.6 million (4%) decrease in net sales of irons to $169.4 million for the nine months ended September 30, 2011 was primarily attributable to a decline in sales volume partially offset by an increase in average selling prices. The decline in sales volume was primarily due to the prior year launch of the X-24 Hot and X-20 NG irons during the first half of 2010 with no comparable new irons launch during the same period of 2011 as well as a decline in sales of wedge products due to fewer models offered during 2011 compared to the same period in the prior year. The increase in average selling prices primarily resulted from the current year launch of the more premium Razr X irons compared to the prior year launch of the more moderately priced Big Bertha Diablo irons and the value-priced X-24 Hot and X-20 NG irons.

The $19.9 million (23%) decrease in net sales of putters to $67.7 million for the nine months ended September 30, 2011 was primarily attributable to a decline in sales volume partially offset by an increase in average selling prices. The decrease in sales volume resulted primarily from fewer new putter models offered during the first nine months of 2011 compared to the same period in the prior year as well as an unfavorable shift in the competitive landscape driven by the success of certain competitor products launched this year. The increase in average selling prices was attributable to a decrease in closeout activity during the first nine months of 2011 compared to the same period in 2010. In addition, putter sales were negatively affected by an overall decline in the category in the U.S.

The $12.6 million (7%) decrease in net sales of accessories and other products to $175.7 million for the nine months ended September 30, 2011 was primarily attributable to a decline in sales of the Company’s GPS devices as well as a decline in sales of packaged sets, gloves, headwear and accessories. These decreases were partially offset by an increase in sales of the Company’s footwear and apparel primarily due to closeout activity with certain retailers during the nine months ended September 30, 2011.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Decline
	2011	2010(1)	Dollars	Percent
Net sales:
Golf balls	$132.1	$144.5	$(12.4)	(9)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

The $12.4 million (9%) decrease in net sales of golf balls to $132.1 million for the nine months ended September 30, 2011 is primarily due to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was driven by a decline in sales of Callaway brand premium golf ball models that were launched in the first quarter of 2010, in addition to a planned reduction in Callaway golf ball models during 2011. The increase in average selling prices was primarily related to an increase in the price of the Company’s range balls compared to the same period in the prior year as well as a favorable shift in product mix from sales of lower priced TopFlite golf balls during the first nine months of 2010 to sales of higher priced Callaway branded golf balls during the same period in 2011.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Decline
	2011	2010(1)	Dollars	Percent
Income (loss) before income taxes
Golf clubs(2)	$19.1	$55.7	$(36.6)	(66)%
Golf balls(2)	(4.6)	3.3	(7.9)	(239)%
Reconciling items(3)	(54.2)	(49.1)	(5.1)	(10)%

	$(39.7)	$9.9	$(49.6)	(501)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.
(2)	In connection with the final phase of the GOS Initiatives, the Company’s golf clubs and golf balls segments absorbed incremental pre-tax charges of $5.5 million and $4.6 million, respectively, during the nine months ended September 30, 2011 compared to the same period in the prior year.
(3)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the nine months ended September 30, 2011, the reconciling items include (i) a pre-tax charge of $12.6 million in connection with the Reorganization and Reinvestment Initiatives, (ii) a pre-tax impairment charge of $5.4 million in connection with certain trademarks and trade names (see Note 8 “Goodwill and Intangible Assets” to the Notes to Consolidated Condensed Financial Statements), and (iii) a pre-tax gain of $6.2 million in connection with the sale of certain buildings (see Note 4 “Sale of Buildings” to the Notes to Consolidated Condensed Financial Statements).

Pre-tax income in the Company’s golf clubs operating segment decreased to $19.1 million for the first nine months of 2011 from $55.7 million for the comparable period in the prior year. This decrease was primarily attributable to the decrease in net sales as discussed above combined with a decrease in gross margin and an increase in marketing expenses. The decrease in gross margin was primarily driven by incremental charges of $5.5 million of costs incurred in connection with the final phase of the Company’s GOS Initiatives during the first nine months of 2011. Gross margin was also negatively impacted by (i) a decrease in production volumes which resulted in an unfavorable absorption of fixed costs, and (ii) the decline in sales in Japan which generally have the highest gross margins of the Company’s sales. These decrease were partially offset by (i) cost savings resulting from the Company’s GOS Initiatives including cost reductions on golf club components costs as a result of improved product designs and sourcing of lower cost raw materials as well as reductions on club conversion costs generated from labor savings on clubs produced in the Company’s new manufacturing facility in Monterrey, Mexico, and (ii) a decrease in close-out activity.

Pre-tax income in the Company’s golf balls operating segment decreased to a pre-tax loss of $4.6 million for the first nine months of 2011 from pre-tax income of $3.3 million for the comparable period in the prior year. This decrease was primarily attributable to the decrease in net sales as discussed above combined with a decrease in gross margin primarily driven by incremental charges of $4.6 million of costs incurred in connection with the final phase of the Company’s GOS Initiatives during the first nine months of 2011. Gross margin was also negatively impacted by (i) a decrease in production volumes which resulted in unfavorable absorption of fixed costs, (ii) an increase in raw material costs used in the production and procurement of golf balls, and (iii) promotional activity for Tour iS and Tour iZ golf balls.

Financial Condition

The Company’s cash and cash equivalents increased $9.3 million (17%) to $64.3 million at September 30, 2011, from $55.0 million at December 31, 2010. Most of this increase was due to the general seasonality of the Company’s business. Generally, during the first quarter, the Company will rely more heavily on its credit facilities to fund operations as cash inflows from operations begin to increase during the second and third quarters as a result of cash collections from customers. During the nine months ended September 30, 2011, the Company generated cash flows from operating activities of $21.9 million. The Company used a portion of this cash as well as proceeds from the sale of property and equipment of $18.3 million (primarily from the sale of three of its buildings in Carlsbad, California) to fund capital expenditures of $21.2 million and pay dividends of $9.8 million during the nine months ended September 30, 2011. The Company concluded the quarter ended September 30, 2011 with no balance outstanding under its asset-based credit facility. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facility, as deemed necessary (see further information on the Company’s asset-backed line of credit below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of September 30, 2011, the Company’s net accounts receivable increased $2.9 million to $147.5 million from $144.6 million as of December 31, 2010. The increase in accounts receivable reflects the general seasonality of the business. The Company’s net accounts receivable decreased by $4.9 million as of September 30, 2011 compared to the Company’s net accounts receivable as of September 30, 2010. This decrease was primarily attributable to the decrease in net sales in the third quarter of 2011 compared to the third quarter of 2010.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventory decreased $64.4 million to $204.2 million as of September 30, 2011 compared to $268.6 million as of December 31, 2010 and decreased $25.6 million compared to the balance as of September 30, 2010. This decrease was driven primarily by the build up of inventory levels at the end of September 2010, to support the launch of certain new products in November of 2010. There is no similar product launch planned for the current year. Net inventories as a percentage of the trailing twelve months net sales decreased to 22.2% as of September 30, 2011 compared to 23.7% as of September 30, 2010.

Liquidity and Capital Resources

Sources of Liquidity

The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $210.0 million, comprised of a $175.0 million U.S. facility (of which $20.0 million is available for letters of credit) and a $35.0 million Canadian facility (of which $5.0 million is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $0.5 million at September 30, 2011. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S. and Canadian legal entities.

As of September 30, 2011, the Company had no borrowings outstanding under the ABL Facility and had $64.3 million of cash and cash equivalents. The maximum amount of Consolidated Funded Indebtedness, including borrowings under the ABL Facility, that could have been outstanding on September 30, 2011, was approximately $88.0 million. Average outstanding borrowings during the three and nine months ended September 30, 2011 were $8.1 million and $33.1 million, respectively. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing-twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). The interest rate applicable to outstanding loans under the U.S. facility is based on a calculation of either the U.S. Prime Rate or the British Bankers Association LIBOR Rate as published by Reuters (“LIBOR”) plus an applicable margin of 1.00% to 2.75%. The interest rate applicable to outstanding loans under the Canadian facility is based on a calculation of either the Base Rate publicly announced by Bank of America Canada or Canada’s Prime Rate plus a margin of 1.00% to 2.75%. At September 30, 2011, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.75%.

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

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of September 30, 2011, the Company was in compliance with these restrictions and the other terms of the ABL Facility.

The origination fees incurred in connection with the ABL Facility as of September 30, 2011 totaled $2.5 million, which are included in other assets in the accompanying consolidated condensed balance sheet, and will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees were $2.4 million as of September 30, 2011, of which $0.5 million was included in other current assets and $1.9 million in other long-term assets in the accompanying consolidated condensed financial statements.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of September 30, 2011 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations(1)	$83.2	$46.5	$34.0	$2.7	$—
Dividends on convertible preferred stock(2)	7.4	7.4	—	—	—
Operating leases(3)	40.1	14.1	13.6	8.6	3.8
Uncertain tax contingencies(4)	9.9	1.2	1.7	3.3	3.7

Total	$140.6	$69.2	$49.3	$14.6	$7.5

(1)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase orders for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(2)	The Company may elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. Given these factors, if the Company elects to mandatorily convert any preferred stock, it will make a payment on the preferred stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on preferred stock (see Note 5 to the Consolidated Condensed Financial Statements—“Preferred Stock Offering” in this Form 10-Q). The amounts included in the table above represent the Company’s total commitment to pay preferred dividends through June 15, 2012 should it opt to mandatorily convert any preferred stock. However, if the preferred stock were to remain outstanding subsequent to June 15, 2012, the Company would be required to continue to pay dividends subject to the terms and conditions of the preferred stock. These additional dividends are not reflected in this table.
(3)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
(4)	Amount represents total uncertain income tax positions. For further discussion see Note 3 “Income Taxes” to the Consolidated Condensed Financial Statements in this Form 10-Q.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. Also, in connection with the uPlay acquisition in December 2008, the Company could be required to pay an additional purchase price of up to $10.0 million based on a percentage of earnings generated from the sale of uPlay products over a period of three years ending on December 31, 2011. As of September 30, 2011, based on the Company’s preliminary assessment of certain performance indicators in connection with the sale of uPlay products, the probability of the Company paying this additional purchase price obligation at the end of the three year period ending December 31, 2011, is remote.

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended September 30, 2011 was not material to the Company’s financial position, results of operations or cash flows.

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

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $30.0 million for the year ending December 31, 2011.

Off-Balance Sheet Arrangements

At September 30, 2011, the Company had total outstanding commitments on non-cancelable operating leases of approximately $40.1 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 8 years expiring at various dates through February 2018, with options to renew at varying terms.

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

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At September 30, 2011 and December 31, 2010, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $169.4 million and $314.2 million, respectively. At September 30, 2011 and December 31, 2010, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2011 through its foreign currency exchange contracts.

The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $18.1 million at September 30, 2011. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its ABL Facility. Outstanding borrowings under the ABL Facility accrue interest as described in Note 12 to the Company’s Consolidated Condensed Financial Statements in this Form 10-Q and in “Sources of Liquidity” above. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by an increase of 10% in interest rates would be nominal over a nine month period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2011, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2011, the Company repurchased 12,000 shares of its common stock at an average cost per share of $6.39 under the November 2007 repurchase program. The Company received these shares to settle taxes paid on behalf of holders of restricted stock units. As of September 30, 2011, the Company remained authorized to repurchase up to an additional $73.6 million of its common stock under this program.

The following table summarizes the purchases by the Company under its repurchase programs during the third quarter of 2011 (in thousands, except per share data):

	Three Months Ended September 30, 2011
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
July 1, 2011—July 31, 2011	10	$6.56	10	$73,585
August 1, 2011—August 31, 2011	2	$5.21	2	$73,577
September 1, 2011—September 30, 2011	—	$—	—	$73,577

Total	12	$6.39	12	$73,577

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

3.3	Amended and Restated Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 5, 2010 (file no. 1-10962).

4.1	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 15, 2009 (file no. 1-10962).

4.2	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 15, 2009 (file no. 1-10962).

10.1	Notice of Grant and Agreement for Stock Appreciation Right, by and between Callaway Golf Company and Anthony S. Thornley effective September 1, 2011, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 2, 2011 (file no. 1-10962).

10.2	Director’s Service Agreement, effective as of December 1, 2002, as amended, by and between Callaway Golf Company and Neil Howie.†

10.3	Executive Entrustment Agreement, effective as of March 1, 2008, as amended, by and between Callaway Golf Company and Alex Boezeman.†

10.4	Contract of Employment, effective as of October 19, 2009, as amended, by and between Callaway Golf Company and Leighton Richards.†

10.5	Officer Employment Agreement, effective as of May 1, 2011, by and between Callaway Golf Company and Joseph Urzetta.†

31.1	Certification of Anthony S. Thornley pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Anthony S. Thornley and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

(†)	Included with this Report.
*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/S/ MARLO M. CORMIER PLATZ
Marlo M. Cormier Platz
Vice President and Chief Accounting Officer

Date: November 2, 2011

EXHIBIT INDEX

Exhibit	Description
10.2	Director’s Service Agreement, effective as of December 1, 2002, as amended, by and between Callaway Golf Company and Neil Howie.

10.3	Executive Entrustment Agreement, effective as of March 1, 2008, as amended, by and between Callaway Golf Company and Alex Boezeman.

10.4	Contract of Employment, effective as of October 19, 2009, as amended, by and between Callaway Golf Company and Leighton Richards.

10.5	Officer Employment Agreement, effective as of May 1, 2011, by and between Callaway Golf Company and Joseph Urzetta.

31.1	Certification of Anthony S. Thornley pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Anthony S. Thornley and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.