Form 10-K
period 2011-12-31
CALLAWAY GOLF CO
filed 2012-03-02
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the Registrant’s common stock held by nonaffiliates of the Registrant was $400,693,090 based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and shares held in treasury, without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.

As of January 31, 2012, the number of shares of the Registrant’s common stock and preferred stock outstanding was 65,018,357 and 1,400,000, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“Commission”) pursuant to Regulation 14A in connection with the Registrant’s 2012 Annual Meeting of Shareholders, which is scheduled to be held on May 23, 2012. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2011.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, the estimated amount or timing of charges and savings related to the Company’s various restructuring initiatives, the reinvestment of the savings and the benefits to be derived therefrom, as well as the return to profitability and improvements in 2012, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in economic conditions, credit markets, or foreign currency exchange rates, the level of promotional activity in the marketplace, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including those affecting the success of the Company’s Reorganization and Reinvestment Initiatives announced in June 2011, as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in this report, as well as the Company’s other reports on Forms 10-Q and 8-K subsequently filed with the Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Anypoint—Apex—Backstryke—Big Bertha—Black Series Tour Designs—Callaway—Callaway Golf—Callaway uPro GO—C Grind—Chev—Chev 18—Chevron Device—D.A.R.T— Diablo Edge-Diablo Forged—Diablo Octane—Dimple-in-Dimple—Divine—Eagle-ERC—Flying Lady—FTiZ—FT Performance—FT Tour—Fusion—Gems—Great Big Bertha—Heavenwood—HX—HX Diablo—HX Diablo Tour—Hex Aerodynamics—Hex Black Tour— IMIX—Legacy—Legacy Aero—Marksman—Never Lay Up—Number One Putter in Golf—Odyssey—OptiFit—ORG.14—Razr Fit—Razr Hawk—Razr X—Razr XF—Razr X Forged—Razr X Muscleback—Razr X Tour—Rossie—S2H2—Sabertooth—Solaire—Steelhead—Strata—Stronomic—Teron—TF design—Tech Series—Ti-Hot—Top-Flite—Top-Flite D2—Top-Flite XL—Tour Authentic—Tour i—Tour i(S)—Tour iX—Tour i(Z)—Trade In! Trade Up!—Tru Bore—uPro—uPro MX—VFT—War Bird—White Hot—White Hot Tour—White Hot XG—White Ice—World’s Friendliest—XL7000—X-Act—XJ Series—XL Extreme—X-Series—X-Series Jaws—X-SPANN—Xtra Traction Technology—XTT—Xtra Width Technology—XWT-2-Ball.

CALLAWAY GOLF COMPANY

PART I

Item 1.	Business

Callaway Golf Company (the “Company” or “Callaway Golf”) was incorporated in California in 1982 with the main purpose of designing, manufacturing and selling high quality golf clubs. The Company became a publicly traded corporation in 1992, and in 1999, reincorporated in the state of Delaware. The Company has evolved over time from a manufacturer of golf clubs to one of the leading manufacturers and distributors of a full line of golf equipment and accessories.

Today, the Company, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls, and also sells golf accessories (such as GPS range finders, golf bags, gloves, footwear, apparel, headwear, eyewear, towels and umbrellas) under the Callaway Golf, Odyssey, Top-Flite and uPro brand names. The Company generally sells its products to retailers, directly and through its wholly-owned subsidiaries, and to third-party distributors. The Company sells pre-owned golf products through its website, www.callawaygolfpreowned.com. In addition, the Company sells Callaway Golf, Top-Flite and Odyssey products direct to consumers online through its website www.shop.callawaygolf.com. The Company also licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf and lifestyle products, including apparel, rangefinders, practice aids and travel gear. The Company’s products are sold in the United States and in over 100 countries around the world.

Financial Information about Segments and Geographic Areas

Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 19 to the Notes to the Company’s Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009, which note is incorporated herein by this reference and is included as part of Item 8—“Financial Statements and Supplementary Data.”

Products

The Company designs, manufactures and sells high quality golf clubs and golf balls, and designs and sells golf accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s products are designed for golfers of all skill levels, both amateur and professional, and are generally designed to conform to the Rules of Golf as published by the United States Golf Association (“USGA”) and the R&A Rules Limited (the “R&A”). For further discussion on certain risks associated with product design and development, see below, “Certain Factors Affecting Callaway Golf Company,” contained in Item 1A.

The following table sets forth the contribution to net sales attributable to the principal product groups for the periods indicated:

	Year Ended December 31,
	2011		2010(1)		2009(1)
	(Dollars in millions)
Drivers, fairway woods and hybrids	$212.9	24%	$225.2	23%	$223.2	23%
Irons	207.8	24%	223.9	23%	232.7	25%
Putters	88.8	10%	106.3	11%	98.3	10%
Golf balls	160.4	18%	176.6	18%	178.7	19%
Accessories and other	216.6	24%	235.7	25%	217.9	23%

Net sales	$886.5	100%	$967.7	100%	$950.8	100%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

For a discussion regarding the changes in net sales for each product group from 2011 to 2010 and from 2010 to 2009, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.

The Company’s current principal products by product group are described below:

Drivers, Fairway Woods and hybrids. This product category includes sales of the Company’s drivers, fairway woods and hybrid products, which are sold under the Callaway Golf and Top-Flite brands. These products are generally made of metal (either titanium or steel) or a combination of metal and a composite material. The Company’s products compete at various price levels in the woods category. The Company’s drivers, fairway woods and hybrid products are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers.

Irons. This product category includes sales of the Company’s irons and wedges, which are sold under the Callaway Golf and Top-Flite brands. The Company’s irons are generally made of metal (either titanium, steel or special alloy) or a composite material (a combination of metal and polymer materials). The Company’s products compete at various price levels in the irons category. The Company’s irons are available in a variety of designs, shafts and other specifications to accommodate the preferences and skill levels of all golfers.

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

Accessories and Other. This product category includes sales of golf bags, golf gloves, golf footwear, GPS on-course range finders, golf apparel, packaged club sets, headwear, towels, umbrellas, eyewear and other accessories, as well as sales of pre-owned products through www.callawaygolfpreowned.com Additionally, this product category includes royalties from licensing of the Company’s trademarks and service marks on products such as golf apparel, travel gear, rangefinders and practice aids.

Product Design and Development

Product design at the Company is a result of the integrated efforts of its brand management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created a work environment in which new ideas are valued and explored. In 2011, 2010 and 2009, the Company invested $34.3 million, $36.4 million and $32.2 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new products.

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

As of December 31, 2011, the Company substantially completed the final phase of its planned Global Operations Strategy Initiatives (see Note 3 “Restructuring Initiatives” to the Notes to Consolidated Financial Statements). These initiatives were designed to add speed and flexibility to meet customer service demands, optimize efficiencies, and facilitate long-term gross margin improvements. During 2011, the Company (i) completed the reorganization of its manufacturing and distribution centers located in Carlsbad, California, Toronto, Canada, and Chicopee, Massachusetts, (ii) transitioned to the use of third-party logistics in Dallas, Texas and Toronto, Canada, and (iii) completed the establishment of a new production facility in Monterrey, Mexico. As a result of these changes, during 2011, approximately 79% and 67% of the Company’s golf club and golf ball production volume, respectively, was generated in regions outside the U.S. compared to 60% during 2010 for both golf clubs and golf balls. At the conclusion of 2011, almost all of the Company’s golf club production volume and 75% of golf ball production volume was generated in regions outside of the United States. The Company maintains limited golf club assembly in its facilities in Carlsbad, California and manufactures the balance of golf ball production volume at its facility in Chicopee, Massachusetts.

Raw Materials

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

Sales and Marketing

Sales in the United States

Of the Company’s total net sales, approximately 47%, 48% and 50% were derived from customers within the United States in 2011, 2010 and 2009, respectively. The Company primarily sells to both on- and off-course golf retailers and sporting goods retailers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. The Company also sells certain products to mass merchants. On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 6% of the Company’s consolidated revenues in 2011, 2010 and 2009. On a segment basis, the golf ball customer base is more concentrated than the golf club customer base. In 2011, the top five golf ball customers accounted for approximately 22% of the Company’s total consolidated golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

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

The Company also has a separate team of club fitting specialists who focus on the Company’s custom club sales. Custom club sales are generated primarily from the utilization of the Company’s club fitting programs such as performance centers, which utilize high speed cameras and precision software to capture relevant swing data. All performance centers and participating on-and-off course retail stores are equipped with custom fitting systems that incorporate the use of an extensive variety of clubhead and shaft combinations in order to find a set of golf clubs that fits a golfer’s personal specifications. In addition, the Company utilizes tour fitting vans with club fitting and building capabilities. Club fittings are performed by golf professionals who are specifically trained to fit golfers of all abilities into custom-fitted clubs. The Company believes that offering golfers the opportunity to increase performance with custom club specifications increases sales and promotes brand loyalty.

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

Sales Outside of the United States

Of the Company’s total net sales, approximately 53%, 52% and 50% of the Company’s net sales were derived from sales for distribution outside of the United States in 2011, 2010 and 2009, respectively. The Company does business (either directly or through its subsidiaries and distributors) in more than 100 countries around the world. The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will continue to be an important element in the future growth and success of the Company.

The majority of the Company’s international sales are made through its wholly-owned subsidiaries located in Europe, Japan, Canada, Korea, Australia, China, India, Malaysia and Thailand. In addition to sales through its subsidiaries, the Company also sells through its distribution network in over 60 foreign countries, including Singapore, Indonesia, the Philippines, South Africa, and in numerous countries in Central and South America. Prices of golf clubs and balls for sales by distributors outside of the United States generally reflect an export pricing discount to compensate international distributors for selling and distribution costs. A change in the Company’s relationship with significant distributors could negatively impact the volume of the Company’s international sales.

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

The Company also offers the full line of Callaway Golf, Top-Flite and Odyssey products, including drivers, fairway woods, hybrids, irons, putters, golf balls, footwear, eyewear, golf and lifestyle apparel and golf-related accessories, including uPro GPS on-course range finders, through its website www.shop.callawaygolf.com.

Advertising and Promotion

The Company develops and executes its advertising and promotional campaigns for its products based on the Company’s global brand principles. Within the United States, the Company has focused its advertising efforts mainly on a combination of printed advertisements in national magazines, such as Golf Magazine, Sports Illustrated and Golf Digest, and television commercials, primarily on The Golf Channel, ESPN and on network television during golf telecasts, as well as web-based advertising. Advertising of the Company’s products outside of the United States is generally handled by the Company’s subsidiaries, and while it is based on the Company’s global brand principles, the local execution is tailored by each region based on their unique consumer market and lifestyles.

In addition, the Company establishes relationships with professional golfers in order to promote the Company’s products. The Company has entered into endorsement arrangements with members of the various professional golf tours to promote the Company’s golf club and golf ball products as well as golf bags, golf apparel, golf footwear, GPS on-course devices and various golf accessories. For certain risks associated with such endorsements, see below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Competition

The golf club markets in which the Company competes are highly competitive and are served by a number of well-established and well-financed companies with recognized brand names. With respect to drivers, fairway woods and irons, the Company’s major competitors are TaylorMade, Ping, Acushnet (Titleist brand), Puma (Cobra brand), SRI Sports Limited (Cleveland and Srixon brands), Mizuno, Bridgestone and Nike. For putters, the Company’s major competitors are Titleist, Ping and TaylorMade. The Company believes that it is a leader in every golf club market in which it competes.

The golf ball business is also highly competitive. There are a number of well-established and well-financed competitors, including Acushnet (Titleist and Pinnacle brands), SRI Sports Limited (Dunlop and Srixon brands), Bridgestone (Bridgestone and Precept brands), Nike, TaylorMade and others. These competitors compete for market share in the golf ball business, with Acushnet having a market share of over 50% of the golf ball business in the United States and a leading position in certain other regions outside the United States. The Company’s golf ball products continue to be well received by both professional and amateur golfers alike, and continue to receive a significant degree of usage on the major professional golf tours. The Company believes that it is a technological leader in the golf ball market.

For both golf clubs and golf balls, the Company generally competes on the basis of technology, quality, performance, customer service and price. In order to gauge the effectiveness of the Company’s response to such factors, management receives and evaluates Company-generated market trends for U.S. and foreign markets, as well as periodic public and customized market research for the U.S. and U.K. markets from Golf Datatech that includes trends from certain on and off course retailers. In addition, the Company utilizes Sports Marketing Surveys for the U.K. markets and GfK Group for the markets in Japan.

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

The Company adheres to all applicable Environmental Laws and takes action as necessary to comply with these laws. The Company maintains an environmental and safety program and employs full-time environmental, health and safety professionals at its facilities located in Carlsbad, California, Chicopee, Massachusetts and Monterrey, Mexico. The environmental and safety program includes obtaining environmental permits as required, capturing and appropriately disposing of any waste by-products, tracking hazardous waste generation and disposal, air emissions, safety situations, material safety data sheet management, storm water management and recycling, and auditing and reporting on its compliance.

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

Sustainability

The Company believes it is important to conduct its business in an environmentally, economically, and socially sustainable manner. In this regard, the Company has implemented an environmental sustainability initiative which focuses on key performance indicators and business objectives, including reductions of volatile organic compound (VOC) emissions, reductions of hazardous waste, reductions in water usage, improved recycling and development programs which involve the elimination or reduction of undesirable chemicals and solvents in favor of chemically similar functional alternatives. These efforts cross divisional lines and are visible in the following areas within the Company:

•

Facilities through the partnership with local utilities to implement energy reduction initiatives such as energy efficient lighting, demand response energy management and heating, ventilation and air conditioning optimization;

•	Manufacturing through automation and waste minimization;

•	Product development through design efficiency and specification of environmentally preferred substances;

•	Logistics improvements and packaging minimization; and

•	Supply chain management through Social, Safety, and Environmental Responsibility audits of suppliers.

These programs are routinely monitored through metrics reporting and reviewed by management.

The Company also has two existing programs focusing on the community, the Callaway Golf Company Foundation and the Callaway Golf Community Giving program. Through these programs the Company and its employees are able to give back to the community through monetary donations and by providing community services. Information on both of these programs is available on the Company’s website at www.callawaygolf.com. By being active and visible in the community and by embracing the tenets of environmental stewardship, the Company believes it is acting in an environmentally responsible manner.

Intellectual Property

The Company is the owner of approximately 3,100 U.S. and foreign trademark registrations and over 2,300 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Item 3 “Legal Proceedings” below and in Note 17 “Commitments and Contingencies—Legal Matters” to the Notes to Consolidated Financial Statements in this Form 10-K.

The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. See below, “Certain Factors Affecting Callaway Golf Company” contained in Item 1A.

Licensing

The Company from time to time, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel, travel gear, rangefinders and practice aids. With respect to its line of golf apparel, the Company has current licensing arrangements with Perry Ellis International for a complete line of men’s and women’s apparel for distribution in certain retail channels in the United States, Canada and Mexico, and Sanei International Co., Ltd. for a complete line of men’s and women’s apparel for distribution in Japan, Korea, China and other Asia Pacific countries.

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

Employees

As of December 31, 2011, the Company and its subsidiaries had approximately 2,100 full-time and part-time employees. This number includes a reduction in personnel due in part to the Company’s restructuring of its golf club and golf ball manufacturing and distribution operations, which was substantially completed as of

December 31, 2011, and the Company’s Reorganization and Reinvestment Initiatives announced in June 2011 (see Note 3 “Restructuring Initiatives” to the Notes to Consolidated Financial Statements in this Form 10-K). These reductions were offset by an increase in personnel as a result of the Company’s efforts to expand operations in regions outside the United States. The Company also employs temporary workers as the business requires.

The Company’s golf ball manufacturing employees in Chicopee, Massachusetts, are unionized and are covered under a collective bargaining agreement, which expires on September 30, 2014. In addition, certain of the Company’s production employees in Canada and Australia are also unionized. The Company considers its employee relations to be good.

Executive Officers of the Registrant

Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
Anthony S. Thornley	65	President and Chief Executive Officer, Director
Steven C. McCracken	61	Senior Executive Vice President and Chief Administrative Officer
Bradley J. Holiday	58	Senior Executive Vice President and Chief Financial Officer
Jeffrey M. Colton	39	Senior Vice President, Global Brand and Product
Joseph Urzetta	55	Senior Vice President, Americas
Neil Howie	49	Managing Director, Europe, Middle East and Africa
Alex Boezeman	53	Managing Director, East Asia
Leighton Richards	39	Managing Director, Southeast Asia and South Pacific

Anthony S. Thornley was named interim President and Chief Executive Officer of the Company in June 2011. He has served as a Director of the Company since April 2004 and was the Chair and designated “Financial Expert” of the Audit Committee until his appointment as President and Chief Executive Officer. From February 2002 to July 2005, he served as President and Chief Operating Officer of QUALCOMM Incorporated, the San Diego-based company that pioneered and developed technologies used in wireless networks throughout much of the world. He previously served as QUALCOMM’s Chief Financial Officer from 1994 to February 2002. Prior to joining QUALCOMM, Mr. Thornley worked for Nortel Networks for 16 years, serving in various financial and information systems management positions including Vice President of Public Networks, Vice President of Finance NT World Trade, and Corporate Controller Northern Telecom Limited. Before Nortel, Mr. Thornley worked for Coopers & Lybrand. Mr. Thornley is a Director of Cavium Networks (a semiconductor company). Mr. Thornley received his degree in chemistry from Manchester University, England, and qualified as a chartered accountant.

Steven C. McCracken is Senior Executive Vice President and Chief Administrative Officer of the Company and has served in such capacity since October 2005. He previously served as Senior Executive Vice President, Chief Legal Officer and Secretary from August 2000 until October 2005. He served as Executive Vice President, Licensing and Chief Legal Officer from April 1997 to August 2000. He has served as an Executive Vice President since April 1996 and served as General Counsel from April 1994 to April 1997. He served as Vice President from April 1994 to April 1996. He served as Secretary from April 1994 to December 2008. Prior to joining the Company, Mr. McCracken was a partner at Gibson, Dunn & Crutcher LLP for 11 years, and had been in the private practice of law for over 18 years. During a portion of that period, he provided legal services to the Company. Mr. McCracken serves on the boards of Pro Kids Golf Academy and Learning Center (First Tee of

San Diego) and Top Golf International, Inc. (in which the Company has a minority interest investment). He is also Chair of the U.S. Golf Manufacturers Council. Mr. McCracken received a B.A., magna cum laude, from the University of California at Irvine and a J.D. from the University of Virginia.

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

Jeffrey M. Colton is Senior Vice President of Global Brand and Product and has served in such capacity since July 2011. Until July 2011, Mr. Colton held the position of Senior Vice President, U.S., leading the U.S. Sales and Marketing organizations for the Company. He began his career at the Company as a research assistant in 1994 and advanced through positions of increasing responsibility in both research and development and marketing. Mr. Colton earned a Bachelor of Science degree in Applied Physics from Harvey Mudd College in Claremont, California.

Joseph Urzetta is Senior Vice President, Americas and has served in such capacity since July 2011. In this role, Mr. Urzetta is responsible for the sales and marketing functions in the United States, Canada and Latin America. Mr. Urzetta joined Callaway Golf in 2000 as Strategic Account Manager before quickly earning a promotion to Director of Strategic Accounts. He later held the positions of Vice President and Senior Vice President, U.S. Sales. Before joining the Company, Mr. Urzetta was Vice President of Sales for a golf-related software developer. Prior to that, he held several key strategic sales positions for Nike between 1995 and 1999, including Regional Sales Manager and Category Business Manager, Regional Development Sales Manager and Strategic Sales Manager, U.S. Department Stores. Before joining Nike, Mr. Urzetta excelled in several sales and sales management roles in the sporting goods industry. He earned his Bachelor of Arts in Business Administration from St. John Fisher College.

Neil Howie is Managing Director, Europe, Middle East and Africa and has served in such capacity since July 2011. In this role, Mr. Howie is responsibile for the sales and marketing functions in Europe, Middle East and Africa. Until 2011, Mr. Howie held the position of Managing Director of Callaway Golf Europe Ltd. Prior to joining the Company in 1998, Mr. Howie served as Managing Director of Rogue Golf Company Ltd.

Alex M. Boezeman is Managing Director, East Asia and has served in such capacity since July 2011. In this role, Mr. Boezeman is responsible for the sales and marketing functions in East Asia. Until July 2011, Mr. Boezeman held the position of President of Asia Region and Representative Director of Callaway Golf Japan. Prior to joining the Company in 1997, Mr. Boezeman was responsible for the marketing activities of an American tobacco company expanding into Japan and Taiwan. Mr. Boezeman has a degree in international business from the University of Hawaii.

Leighton Richards is Managing Director, Southeast Asia, South Pacific and India and has served in such capacity since July 2011. In this position, Mr. Richards is responsible for the sales and marketing functions in Southeast Asia, South Pacific and India. Mr. Richards joined the Company in 2008 as the National Sales and Marketing Director responsible for the Australian and New Zealand market. He was appointed General Manager, South Pacific in 2009. Prior to joining the Company, Mr. Richards worked in sales and marketing for The Swatch Group beginning in 2005. Mr. Richards has a Bachelor of Commerce with majors in Commercial Law and Management from the Deakin University in Australia.

Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2011 Annual Meeting of Shareholders. In addition, copies of the employment agreements for all the executive officers are included as exhibits to this report.

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

The Company’s operating results may be adversely affected by the current debt crisis in Europe and elsewhere and by related global economic conditions.

The current Greek debt crisis and related European financial restructuring efforts may cause the value of the European currencies, including the Euro, to further deteriorate, thus reducing the purchasing power of European customers. In addition, the European crisis is contributing to instability in global credit markets. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, consumer purchasing power and demand for Company products could decline, which could have a material adverse impacts on the Company’s operating results and financial condition and cash flows.

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

A significant portion of the Company’s purchases and sales are international purchases and sales, and the Company conducts transactions in approximately 19 currencies worldwide. Conducting business in such various currencies exposes the Company to fluctuations in foreign currency exchange rates relative to the U.S. dollar.

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

The Company’s obligations and certain financial covenants contained under the existing credit facility expose it to risks that could adversely affect its business, operating results and financial condition.

The Company’s primary credit facility is comprised of a $230.0 million secured asset-based revolving credit facility (as amended, the “ABL Facility”), comprised of a $158.3 million U.S. facility, a $31.7 million Canadian facility and a $40.0 million United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. Borrowing under the U.K. facility will be permitted upon satisfaction of customary conditions relating to delivery of U.K. collateral security documents. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities. The Company’s borrowing is limited by the “availability ratio,” which is expressed as a percentage, of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins will be permanently reduced by 0.25% if EBITDA, as defined in the ABL Facility, meets or exceeds $25.0 million over any trailing twelve-month period, and will be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50.0 million over any trailing twelve-month period.

The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Additionally, the Company will be subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25.0 million. If the Company experiences a decline in revenues or adjusted EBITDA, the Company may have difficulty paying interest and principal amounts due on our ABL Facility or other indebtedness and meeting certain of the financial covenants contained in the ABL Facility. If the Company is unable to make required payments under the ABL Facility, or if the Company fails to comply with the various covenants and other requirements of the ABL Facility or other indebtedness, the Company would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof. Any default under the ABL Facility or other indebtedness could have a significant adverse effect on the Company’s liquidity, business, operating results and financial condition and ability to make any dividend or other payments on the Company’s capital stock.

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

These marketplace conditions raise a number of issues that the Company must successfully manage. For example, the Company must properly anticipate consumer preferences and design products that meet those preferences while also complying with significant restrictions imposed by the Rules of Golf (see further discussion of the Rules of Golf below) or its new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, the Company’s research and development and supply chain groups face constant pressures to design, develop, source and supply new products that perform better than their predecessors—many of which incorporate new or otherwise untested technology, suppliers or inputs. Third, for new products to generate equivalent or greater revenues than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in the Company’s own inventory. Should the Company not successfully manage all of the risks associated with this rapidly moving marketplace, the Company’s results of operations, financial condition and cash flows could be significantly adversely affected.

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

In order for the Company to significantly grow its sales of golf clubs or golf balls, the Company must either increase its share of the market for golf clubs or balls, or the market for golf clubs or balls must grow. The Company already has a significant share of worldwide sales of golf clubs and golf balls. Therefore, opportunities for additional market share may be limited. The Company also believes that overall dollar volume of the worldwide market for golf equipment sales has declined over the past three years. In the future, the overall dollar volume of worldwide sales of golf clubs or golf balls may not grow or may continue to decline.

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

A significant amount of the Company’s golf club products are assembled at the Company’s facilities in Monterey, Mexico and a moderate amount of the Company’s golf ball products are manufactured at its facilities in Chicopee, Massachusetts. Both golf club and golf balls are shipped from third-party logistics facilities in Dallas, Texas and Toronto, Canada. A significant disruption at any of the Company’s golf club or golf ball manufacturing facilities or at the third-party logistics sites could adversely affect the Company’s sales, profitability and results of operations.

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

Golf Balls. The golf ball business is also highly competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated U.S. market share of over 50%. As the Company’s competitors continue to incur significant costs in the areas of advertising, tour and other promotional support, the Company will continue to incur significant expenses in both tour and advertising support and product development. Unless there is a change in competitive conditions, these competitive pressures and increased costs will continue to adversely affect the profitability of the Company’s golf ball business.

Accessories. The Company’s accessories include golf bags, golf gloves, golf footwear, golf apparel and other items. The Company faces significant competition in every region with respect to each of these product categories. In most cases, the Company is not the market leader with respect to its accessory markets.

The Company’s golf ball business has a concentrated customer base. The loss of one or more of the Company’s top customers could have a significant negative impact on this business.

On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 6% of the Company’s consolidated revenues in 2011, 2010 and 2009. On a segment basis, the golf ball customer base is much more concentrated than the golf club customer base. In 2011, the top five golf ball customers accounted for approximately 22% of the Company’s total consolidated golf ball sales. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

International political instability and terrorist activities may decrease demand for the Company’s products and disrupt its business.

Terrorist activities and armed conflicts could have an adverse effect upon the United States or worldwide economy and could cause decreased demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, or the operation of the Company’s manufacturing facilities, the Company’s ability to obtain the materials necessary to manufacture its products and to deliver customer orders would be harmed, which would have a significant adverse affect on the Company’s results of operations, financial condition and cash flows. Such events can negatively impact tourism, which could adversely affect the Company’s sales to retailers at resorts and other vacation destinations. In addition, the occurrence of political instability and/or terrorist activities generally restricts travel to and from the affected areas, making it more difficult in general to manage the company’s international operations.

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

The Company’s business is subject to seasonal fluctuations. The Company’s first quarter sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. The Company’s second and third quarter sales generally represent reorder business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of products by the Company’s competitors. Retailers are sometimes reluctant to reorder the Company’s products in significant quantities when they already have excess inventory of products of the Company or its competitors. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of the Company’s key markets and rounds played are up. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like golf clubs, reorders of golf balls depend on the rate of sell-through. The Company’s sales during the fourth quarter are generally significantly less than the other quarters because in many of the Company’s principal markets fewer people are playing golf during that time of year due to cold weather. Furthermore, the Company generally announces its new product line in the fourth quarter to allow retailers to plan for the new golf season. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products or result in closeout sales at reduced prices.

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

The Company has a significant amount of U.S. federal and state deferred tax assets, which include net operating loss carryforwards (“NOLs”) and other losses. The Company’s ability to utilize the losses to offset future taxable income may be limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative increase in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. Although the Company’s ownership has changed significantly during the three-year period ended December 31, 2011 (due in significant part to the Company’s June 2009 preferred stock offering), the Company does not believe there has been a cumulative increase in ownership in excess of 50 percentage points during that period. The Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.

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

The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf, Odyssey and Top-Flite branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Nationwide Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of the Company’s professional endorsers were to stop using the Company’s products contrary to their endorsement agreements, the Company’s business could be adversely affected in a material way by the negative publicity or lack of endorsement.

The Company believes that professional usage of its golf clubs and golf balls contributes to retail sales. The Company therefore spends a significant amount of money to secure professional usage of its products. Many other companies, however, also aggressively seek the patronage of these professionals and offer many inducements, including significant cash incentives and specially designed products. There is a great deal of competition to secure the representation of tour professionals. As a result, it is expensive to attract and retain such tour professionals. The inducements offered by other companies could result in a decrease in usage of the Company’s products by professional golfers or limit the Company’s ability to attract other tour professionals. A decline in the level of professional usage of the Company’s products could have a material adverse effect on the Company’s sales and business.

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

The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will be an element in the future growth and success of the Company. The Company sells and distributes its products directly in many key international markets in Europe, Asia, North America and elsewhere around the world. These activities have resulted and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. In addition, there are a limited number of suppliers of golf club components in the United States, and the Company has increasingly become more reliant on suppliers and vendors located outside of the United States. The operation of foreign distribution in the Company’s international markets, as well as the management of relationships with international suppliers and vendors, will continue to require the dedication of management and other Company resources. The Company manufactures most of its products outside of the United States.

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

The Company relies on increasingly complex information systems for management of its manufacturing, distribution, sales and other functions. If the Company’s information systems fail to perform these functions adequately or if the Company experiences an interruption in their operation, including a breach in cyber security, its business and results of operations could suffer.

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

Unauthorized access to, or accidental disclosure of, consumer personally-identifiable information that the Company collects through its websites may result in significant expenses and negatively impact our reputation and business.

There is growing concern over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. While the Company has implemented security measures, the Company’s computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. Any perceived or actual unauthorized disclosure of personally-identifiable information regarding visitors to the Company’s websites or otherwise, whether through a breach of the Company’s network by an unauthorized party, employee theft, misuse or error or otherwise, could harm the Company’s reputation, impair the Company’s ability to attract website visitors, or subject the Company to claims or litigation arising from damages suffered by consumers, and adversely affect the Company’s operations, financial performance and condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company and its subsidiaries conduct operations in both owned and leased properties. The Company’s principal executive offices and domestic operations are located in Carlsbad, California. The Company has five buildings that are utilized in its Carlsbad operations, which are comprised of corporate offices and the Company’s performance center, as well as manufacturing, research and development, warehousing and distribution facilities. These buildings comprise approximately 515,000 square feet of space. The Company owns two of these buildings, representing approximately 269,000 square feet of space, and leases three properties representing approximately 246,000 square feet of space. The lease terms expire between March 2012 and November 2017.

The Company also owns a golf ball manufacturing plant, warehouse and offices that encompass approximately 869,000 square feet in Chicopee, Massachusetts.

In addition, the Company leases a golf club manufacturing facility in Monterrey, Mexico comprised of approximately 180,000 square feet. The lease term for this facility expires in February 2018.

The Company owns and leases additional properties domestically and internationally, including properties in Texas, Australia, Canada, Japan, Korea, the United Kingdom, China, Thailand, Malaysia and India. The Company’s operations at each of these properties are used to some extent for both the golf club and golf ball businesses. The Company believes that its facilities currently are adequate to meet its requirements.

Item 3.	Legal Proceedings

The information set forth in Note 17 “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its common stock is “ELY.” As of January 31, 2012, the approximate number of holders of record of the Company’s common stock was 7,900. The following table sets forth the range of high and low per share sales prices of the Company’s common stock and per share dividends for the periods indicated.

	Year Ended December 31,
	2011			2010
Period:	High	Low	Dividend	High	Low	Dividend
First Quarter	$8.37	$6.60	$0.01	$9.50	$7.37	$0.01
Second Quarter	$7.20	$5.82	$0.01	$10.19	$6.00	$0.01
Third Quarter	$6.92	$5.10	$0.01	$7.34	$5.80	$0.01
Fourth Quarter	$6.07	$4.70	$0.01	$8.48	$6.64	$0.01

The Company intends to continue to pay quarterly dividends subject to capital availability and quarterly determinations that cash dividends are in the best interests of its stockholders. Future dividends may be affected by, among other items, the Company’s views on potential future capital requirements, projected cash flows and needs, changes to our business model and certain restrictions limiting dividends imposed by the Company’s credit facility (see Item 7—“Sources of Liquidity” below).

Performance Graph

The following graph presents a comparison of the cumulative total shareholder return of the Company’s common stock since December 31, 2006 to two indices: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 600 Smallcap Index (“S&P 600”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the U.S., and is considered to be a leading indicator of U.S. equity securities. The S&P 600 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of small-cap stocks traded in the U.S. The graph assumes an initial investment of $100 at December 31, 2006 and reinvestment of all dividends in ELY stock on the dividend payable date.

	2006	2007	2008	2009	2010	2011
Callaway Golf (NYSE: ELY)	$100.00	$122.96	$67.10	$55.20	$59.39	$40.96
S&P 500	$100.00	$103.53	$63.69	$78.62	$88.67	$88.67
S&P 600 Smallcap	$100.00	$98.78	$67.18	$83.15	$103.93	$103.76

The Callaway Golf Company index is based upon the closing prices of Callaway Golf Company common stock on December 31, 2006, 2007, 2008, 2009, 2010 and 2011 of $14.41, $17.43, $9.29, $7.54, $8.07 and $5.53, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2007, the Board of Directors authorized a repurchase program (the “November 2007 repurchase program”) for the Company to repurchase shares of its common stock up to a maximum cost to the Company of $100.0 million, which will remain in effect until completed or otherwise terminated by the Board of Directors. During the three months ended December 31, 2011, the Company did not repurchase any shares of its common stock. As of December 31, 2011, the Company remained authorized to repurchase up to $73.6 million of its common stock under this program.

Item 6.	Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2011 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2011 and 2010 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2011 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this report.

	Year Ended December 31,
	2011(1),(2),(3),(4),(5)	2010(2),(3),(4)	2009(2),(3)	2008(2),(7),(8)	2007(2)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$886,528	$967,656	$950,799	$1,117,204	$1,124,591
Cost of sales	575,226	602,160	607,036	630,371	631,368

Gross profit	311,302	365,496	343,763	486,833	493,223
Selling, general and administrative expenses	358,081	355,716	342,084	373,275	371,020
Research and development expenses	34,309	36,383	32,213	29,370	32,020

Income (loss) from operations	(81,088)	(26,603)	(30,534)	84,188	90,183
Interest income	546	2,886	1,807	2,312	2,202
Interest expense	(1,618)	(848)	(1,754)	(4,666)	(5,363)
Other income (expense), net	(8,101)	(10,997)	878	(449)	1,253
Change in energy derivative valuation account	—	—	—	19,922	—

Income (loss) before income taxes	(90,261)	(35,562)	(29,603)	101,307	88,275
Income tax provision (benefit)	81,559	(16,758)	(14,343)	35,131	33,688

Net income (loss)	(171,820)	(18,804)	(15,260)	66,176	54,587
Dividends on convertible preferred stock	10,500	10,500	5,688	—	—

Net income (loss) allocable to common shareholders	$(182,320)	$(29,304)	$(20,948)	$66,176	$54,587

Earnings (loss) per common share:
Basic	$(2.82)	$(0.46)	$(0.33)	$1.05	$0.82
Diluted	$(2.82)	$(0.46)	$(0.33)	$1.04	$0.81
Dividends paid per common share	$0.04	$0.04	$0.10	$0.28	$0.28

	December 31,
	2011(1)	2010(9)	2009(6),(9)	2008(8),(9)	2007(9)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$43,023	$55,043	$78,314	$38,337	$49,875
Working capital	$251,545	$368,563	$360,654	$235,713	$272,154
Total assets	$727,112	$876,012	$866,963	$846,371	$829,111
Long-term liabilities	$46,514	$13,967	$14,594	$21,559	$44,322
Total Callaway Golf Company shareholders’ equity	$509,956	$684,267	$698,291	$569,188	$559,263

(1)	The Company’s provision for income taxes for the year ended December 31, 2011 includes $52.5 million of tax expense in order to establish a valuation allowance against its U.S. deferred tax assets and $21.6 million related to the recognition of certain prepaid tax expenses on intercompany profits. The reduction of deferred tax assets had a corresponding decrease in working capital and total assets, as well as an increase in long-term liabilities. See Note 16 “Income Taxes” to the Notes to Consolidated Financial Statements in this Form 10-K.
(2)	The Company has been actively implementing multiple phases of the gross margin improvement initiatives that were announced in 2006. As such, the Company’s operating statements for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 include pre-tax charges of $24.7 million, $14.8 million, $6.2 million, $12.7 million and $8.9 million, respectively, in connection with these initiatives. See Note 3 “Restructuring Initiatives” to the Notes to Consolidated Financial Statements in this Form 10-K.
(3)	The Company’s operating statement for the year ended December 31, 2011 includes pre-tax charges of $16.3 million in connection with the Reorganization and Reinvestment Initiatives announced in June 2011. See Note 3 “Restructuring Initiatives” to the Notes to Consolidated Financial Statements in this Form 10-K. For the years ended December 31, 2010 and 2009, the Company recognized pre-tax charges of $4.0 million and $5.2 million, respectively, in connection with workforce reductions announced in the fourth quarter in 2010 and April 2009.
(4)	In 2011 and 2010, the Company recognized a pre-tax impairment charge of $5.4 million and $7.5 million, respectively, in connection with certain trademarks and trade names. Additionally, in 2011, the Company recognized a pre-tax impairment charge of $1.1 million in connection with the write-off of goodwill. For further discussion, see Note 9 “Goodwill and Intangible Assets” to the Notes to Consolidated Financial Statements in this Form 10-K.
(5)	In March 2011, the Company completed the sale of three of its buildings located in Carlsbad, California. In connection with this sale, the Company recognized a pre-tax gain of $6.2 million. See Note 7 “Sale of Buildings” to the Notes to Consolidated Financial Statements in this Form 10-K.
(6)	On June 15, 2009, the Company sold 1.4 million shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (“preferred stock”). As a result, total shareholders’ equity as of December 31, 2009, 2010 and 2011 includes net proceeds of $134.0 million in connection with the issuance of preferred stock. For further discussion, see Note 4 “Preferred Stock Offering” to the Notes to Consolidated Financial Statements in this Form 10-K.
(7)	The Company’s financial condition as of December 31, 2008, 2009, 2010 and 2011 includes certain assets and liabilities that were acquired in the uPlay, LLC asset acquisition on December 31, 2008. The Company’s operating statements for the years ended December 31, 2009, 2010 and 2011 include the results of operations of uPlay, LLC.
(8)	In the fourth quarter of 2008, the Company reversed a $19.9 million energy derivative valuation account.
(9)	Working capital, total assets and total Callaway Golf Company shareholders’ equity for these periods have been corrected from the amounts previously reported. This correction resulted in a $0.9 million decrease to short-term net deferred tax assets, an $8.1 million decrease to long-term net deferred tax assets and a $9.0 million decrease to shareholders’ equity. See Note 16 “Income Taxes” to the Notes to Consolidated Financial Statements in this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition

Sales are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” as products are shipped to customers, net of an allowance for sales returns and accruals for sales programs. The Company records a reserve for anticipated returns through a reduction of sales and cost of sales in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. In addition, from time to time, the Company offers sales programs that allow for specific returns. The Company records a reserve for anticipated returns related to these sales programs based on the terms of the sales program as well as historical returns, current economic trends, changes in customer demands and sell-through of products. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual costs of sales returns are significantly different than the recorded estimated allowance, the Company may be exposed to losses or gains that could be material. Assuming there had been a 10% increase over the recorded estimated allowance for 2011 sales returns, pre-tax loss for the year ended December 31, 2011 would have been increased by approximately $3.5 million.

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

Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. However, if the Company is not able to accurately determine when gift card redemption is remote, the Company may be exposed to losses or gains that could be material. The deferred revenue associated with outstanding gift cards decreased from $3.2 million at December 31, 2010 to $2.0 million at December 31, 2011.

Revenues from course credits in connection with the use of the Company’s uPro GPS on-course range finders are deferred when purchased and recognized when customers download the course credits for usage. Deferred revenue associated with unused course credits remained constant at $2.6 million at both December 31, 2011 and 2010.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected. Assuming there had been a 10% increase over the 2011 recorded estimated allowance for doubtful accounts, pre-tax loss for the year ended December 31, 2011 would have been increased by approximately $0.7 million.

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

The calculation of the Company’s allowance for obsolete or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, the Company may need to increase its inventory allowance, which could significantly adversely affect the Company’s operating results. Assuming there had been a 10% increase over the 2011 recorded estimated allowance for obsolete or unmarketable inventory, pre-tax loss for the year ended December 31, 2011 would have been increased by approximately $1.7 million.

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

The Company uses its best judgment based on current facts and circumstances related to its business when making these estimates. However, if actual results are not consistent with the Company’s estimates and assumptions used in calculating future cash flows and asset fair values, the Company may be exposed to losses that could be material. As of December 31, 2011, the fair values of the Company’s reporting units in the U.S., United Kingdom, Canada and Korea, as well as the fair value of certain trade names and trademarks substantially exceeded their carrying values. However, during the second quarter of 2011, the Company determined that the discounted expected cash flows from trade names, trademarks and other intangible assets the Company acquired in 2003 as part of the acquisition of the assets of TFGC Estate, Inc. (f/k/a The Top-Flite Golf Company) were $5.4 million less than the carrying value of those assets. As a result, the Company recorded an impairment charge of $5.4 million to reduce the carrying value of these assets. In addition, in the fourth quarter of 2011, the Company conducted an impairment test on goodwill related to its reporting unit in Australia. In completing the impairment analysis, the Company determined that the discounted expected cash flows from this subsidiary were $1.1 million less than the subsidiary’s net book value including goodwill. As a result, the Company recorded an impairment charge of $1.1 million to write-off the goodwill balance. For further discussion, see Note 9 to the Notes to the Consolidated Financial Statements—“Goodwill and Intangible Assets” in this Form 10-K.

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

The Company’s estimates for calculating the warranty reserve are principally based on assumptions regarding the warranty costs of each club product line over the expected warranty period. Where little or no claims experience may exist, the Company’s warranty obligation calculation is based upon long-term historical warranty rates of similar products until sufficient data is available. As actual model-specific rates become available, the Company’s estimates are modified to ensure that the forecast is within the range of likely outcomes.

Historically, the Company’s actual warranty claims have not been materially different from management’s original estimated warranty obligation. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the warranty obligation. However, if the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company may be exposed to losses that could be material. Assuming there had been a 10% increase over the 2011 recorded estimated allowance for warranty obligations, pre-tax loss for the year ended December 31, 2011 would have been increased by approximately $0.8 million.

Income Taxes

Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740, “Income Taxes,” and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. In accordance with the applicable accounting rules, the Company maintains a valuation allowance for a deferred tax asset when it is deemed it to be more likely than not that some or all of the deferred tax asset will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. As a result of the Company’s evaluation during 2011, the Company recorded a $52.5 million increase to income tax expense in order to establish a valuation allowance against its U.S. deferred tax assets. In addition, the Company has discontinued recognizing income tax benefits related to its U.S. net operating losses until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the benefits from its U.S. deferred tax assets. For further information, see Note 16 “Income Taxes” to the Notes to Consolidated Financial Statements in this Form 10-K.

Pursuant to ASC Topic 740-25-6, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that the Company would be required to pay such additional taxes.

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

The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options and stock appreciation rights (“SARs”) at the date of grant. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the Company’s expected stock price volatility, the expected dividend yield, the expected life of an option or SAR and the risk-free rate, which is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option or SAR. The Company uses historical data to estimate the expected price volatility and the expected option or SAR life. The Company uses forecasted dividends to estimate the expected dividend yield. The Company believes a forecasted calculation is more appropriate than using historical data since the amount of dividends paid have decreased beginning in 2009. Changes in subjective input assumptions can materially affect the fair value estimates of an option or SAR. Furthermore, the estimated fair value of an option or SAR does not necessarily represent the value that will ultimately be realized by an employee. Compensation expense is recognized on a straight-line basis over the vesting period for stock options. Compensation expense for SARs is recognized on a straight-line basis over the vesting period based on an estimated fair value, which is remeasured each reporting period. Once vested, the SARs continued to be remeasured to fair value until they are exercised.

The Company records compensation expense for restricted stock awards and restricted stock units (collectively “restricted stock”) based on the estimated fair value of the award on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the date of grant multiplied by the number of shares awarded. Compensation expense is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate.

Phantom stock units (“PSUs”) are a form of share-based awards that are indexed to the Company’s stock and are settled in cash. As such, these awards are classified as liabilities. Because phantom stock units are settled in cash, compensation expense recognized over the vesting period will vary based on changes in fair value. Fair value is remeasured at the end of each interim reporting period through the settlement date of the awards and is based on the closing price of the Company’s stock.

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

The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway Golf and Top-Flite woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls. As discussed in Note 19 “Segment Information” to the Notes to Consolidated Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.

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

Over half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. As a result of the continued weakening trend of the U.S. dollar in 2011, the translation of foreign currency exchange rates had a net positive impact on the Company’s financial results during year ended 2011.

Executive Summary

The Company’s 2011 results reflect the impact of a challenging golf market as well as an unfavorable shift in the competitive landscape driven by the success of certain competitor products launched during the year. These factors, combined with the absence of a fourth quarter woods launch by the Company and the negative impact of natural disasters in Japan, Australia and South East Asia, resulted in an 8% decline in sales and a 300 basis point decline in gross margins with relatively flat operating expenses in 2011 compared to 2010. These declines were partially offset by the positive effects of changes in foreign currency rates on sales and gross margins during the period as well as savings from the Company’s ongoing gross margin initiatives and current year restructuring initiatives, as discussed below in more detail.

Net loss for the year ended December 31, 2011 increased to $171.8 million compared to $18.8 million in the comparable period of 2010. Diluted loss per share increased to $2.82 in 2011 compared to $0.46 in 2010. The Company’s net loss for the years ended December 31, 2011 and 2010 include the following charges:

	2011	2010
Pre-tax Global Operation Strategy charges	$(24.7)	$(14.8)
Pre-tax impairment charges	(6.5)	(7.5)
Pre-tax charges related to the Reorganization and Reinvestment Initiatives	(16.3)	—
Pre-tax gain on sale of buildings	6.2	—
Income tax (provision) benefit(1)	(81.6)	16.8

Total charges	$(122.9)	$(5.5)

(1)	The Company’s income tax provision for 2011 includes charges of $52.5 million related to the establishment of a valuation allowance against its U.S deferred tax assets, and $21.6 million related to the recognition of certain prepaid tax expenses on intercompany profits. See Note 16 “Income Taxes” to the Notes to Consolidated Financial Statements included in this Form 10-K.

In June 2011, as a result of the Company’s performance, the Company announced a restructuring plan (the “Reorganization and Reinvestment Initiatives”) that involved personnel changes at all levels of the organization and a reevaluation of business processes. The restructuring was designed to deliver annualized pre-tax savings of approximately $50 million with the Company reinvesting approximately half that amount in brand and marketing initiatives for 2012. During 2011, the Company completed substantially all of the personnel changes and has reorganized the Company to provide for increased focus on the different product categories and regions of the Company’s business with the intent to achieve sustained profitability in each area. The Company is on track to achieve the $50 million annual savings target communicated last June and has begun investing a significant portion of those savings in the Company’s newly developed 2012 globally integrated brand and marketing initiatives.

Management believes it is making the changes that are necessary to take the Company back to a strong leadership position in the golf equipment industry and that the increased investment in brand and demand creation initiatives will generate higher sales which together with savings from its Reorganization and Reinvestment Initiatives, the continued strength of the Company’s brands in the marketplace, the new technology embedded in the Company’s 2012 products, and anticipated increased efficiency in its supply and distribution operations resulting from the completion of the Company’s Global Operations Strategy Initiatives (the “GOS Initiatives”) this year should result in much improved 2012 financial performance for the Company.

Years Ended December 31, 2011 and 2010

Net sales for the year ended December 31, 2011 decreased $81.2 million (8%) to $886.5 million compared to $967.7 million for the year ended December 31, 2010. This decrease was due to a decline in sales in the golf clubs and golf balls segments, as noted below (dollars in millions):

	Years Ended December 31,		Decline
	2011	2010(1)	Dollars	Percent
Net sales
Golf clubs	$726.1	$791.1	$(65.0)	(8)%
Golf balls	160.4	176.6	(16.2)	(9)%

	$886.5	$967.7	$(81.2)	(8)%

(1)	Certain prior period amounts have been reclassified to conform to the current year presentation.

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2011	2010	Dollars	Percent
Net sales:
United States	$419.4	$468.2	$(48.8)	(10)%
Europe	133.6	130.1	3.5	3%
Japan	149.8	164.8	(15.0)	(9)%
Rest of Asia	82.7	89.5	(6.8)	(8)%
Other foreign countries	101.0	115.1	(14.1)	(12)%

	$886.5	$967.7	$(81.2)	(8)%

Net sales in the United States decreased $48.8 million (10%) to $419.4 million during 2011 compared to 2010. This decrease was primarily due to the timing of planned product launches as well as an unfavorable shift in the competitive landscape driven by the success of certain competitor products launched in 2011. The Company’s sales in regions outside of the United States decreased $32.4 million (6%) to $467.1 million during 2011 compared to the prior year. This decrease was largely caused by an unfavorable shift in the competitive landscape combined with the natural disasters in Japan, Australia and in South East Asia in 2011. These decreases were partially offset by increases in sales in Europe and in some of the Company’s emerging markets (China and India). The Company’s reported net sales in regions outside the United States during 2011 were favorably affected by the translation of foreign currency sales into U.S. dollars based upon 2011 exchange rates.

If 2010 rates were applied to 2011 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $29.0 million less than the net sales reported for 2011.

Gross profit decreased $54.2 million to $311.3 million in 2011 from $365.5 million in 2010. Gross profit as a percentage of net sales (“gross margin”) decreased to 35% in 2011 compared to 38% in 2010. The decrease in gross margin was primarily attributable to (i) a decrease in production volumes which resulted in unfavorable absorption of fixed costs, (ii) the recognition of certain costs in connection with the final phase of the Company’s GOS Initiatives, and (iii) a decline in sales in Japan which generally have the highest gross margins of the Company’s sales. These decreases were partially offset by (i) cost reductions on golf club components costs as well as reductions on club conversion costs primarily related to the Company’s GOS Initiatives, (ii) a reduction of closeout activity across most product categories, and (iii) favorable changes in foreign currency in 2011. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses increased by $8.0 million to $265.3 million (30% of net sales) for the year ended December 31, 2011 compared to $257.3 million (27% of net sales) in the comparable period of 2010. The dollar increase was primarily due to increases of $5.8 million in advertising and promotional activities and $5.1 million in charges related to the Company’s Reorganization and Reinvestment Initiatives, partially offset by a decrease of $4.8 million in employee costs.

General and administrative expenses decreased by $5.7 million to $92.8 million (10% of net sales) for the year ended December 31, 2011 compared to $98.4 million (10% of net sales) in the comparable period of 2010. This decrease was primarily due to a reduction of $8.8 million in employee related expenses and a $6.2 million net gain recognized in connection with the sale of three of the Company’s buildings in March 2011. These decreases were partially offset by charges of $9.4 million related to the Company’s Reorganization and Reinvestment Initiatives.

Research and development expenses decreased by $2.1 million to $34.3 million (4% of net sales) for the year ended December 31, 2011 compared to $36.4 million (4% of net sales) in the comparable period of 2010 primarily due to a reduction of $1.4 million in employee related charges.

Other expense decreased by $2.9 million to $8.1 million for the year ended December 31, 2011 compared to $11.0 million in the comparable period of 2010. This decrease was primarily attributable to a decrease in net foreign currency hedging losses.

The Company’s provision for income taxes totaled $81.6 million for the year ended December 31, 2011, compared to an income tax benefit of $16.8 million in the comparable period of 2010. In 2011, the Company recorded tax expense of $52.5 million in order to establish a valuation allowance against its U.S. deferred tax assets, which also resulted in the recognition of certain prepaid tax expenses of $21.6 million related to intercompany profits. The Company recognized income tax expense despite pre-tax losses in 2011 due to the impacts of (i) the establishment of a valuation allowance against net U.S. deferred tax assets, (ii) the recognition of prepaid tax expenses, and (iii) the recognition of tax expense calculated on foreign pre-tax income. Due to the effects of its deferred tax asset valuation allowance, the Company’s effective tax rate for the year ended December 31, 2011 is not comparable to the effective tax rate for the year ended December 31, 2010 as the Company’s income tax amount is not directly correlated to the amount of its pre-tax income.

Net loss for the year ended December 31, 2011 increased to $171.8 million compared to $18.8 million in the comparable period of 2010. Diluted loss per share increased to $2.82 in 2011 compared to $0.46 in 2010. The Company’s net loss for the years ended December 31, 2011 and 2010 include the following charges:

	2011	2010
Pre-tax Global Operation Strategy charges	$(24.7)	$(14.8)
Pre-tax impairment charges	(6.5)	(7.5)
Pre-tax charges related to the Reorganization and Reinvestment Initiatives	(16.3)	—
Pre-tax gain on sale of buildings	6.2	—
Income tax (provision) benefit(1)	(81.6)	16.8

Total charges	$(122.9)	$(5.5)

(1)	The Company’s income tax provision for 2011 includes charges of $52.5 million related to the establishment of a valuation allowance against its U.S deferred tax assets, and $21.6 million related to the recognition of certain prepaid tax expenses on intercompany profits. See Note 16 “Income Taxes” to the Notes to Consolidated Financial Statements included in this Form 10-K.

Golf Clubs and Golf Balls Segments Results for the Years Ended December 31, 2011 and 2010

Golf Clubs Segment

Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2011	2010(1)	Dollars	Percent
Net sales:
Woods	$212.9	$225.2	$(12.3)	(5)%
Irons	207.8	223.9	(16.1)	(7)%
Putters	88.8	106.3	(17.5)	(16)%
Accessories and other	216.6	235.7	(19.1)	(8)%

	$726.1	$791.1	$(65.0)	(8)%

(1)	Certain prior period amounts have been reclassified to conform to the current year presentation.

The $12.3 million (5%) decrease in net sales of woods to $212.9 million for the year ended December 31, 2011 was primarily due to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to the earlier launch timing of the 2011 Diablo Octane drivers and fairway woods, which were launched early in the fourth quarter of 2010 compared to the prior year launch of Diablo Edge drivers and fairway woods during the first quarter of 2010. Additionally sales volumes were negatively impacted by the natural disasters in Japan, Australia and South East Asia during 2011. The increase in average selling prices was primarily due to a favorable shift in product mix from sales of moderately priced drivers and fairway woods in 2010 to sales of more premium drivers in 2011 combined with less closeout activity during the year ended December 31, 2011 compared to the prior year.

The $16.1 million (7%) decrease in net sales of irons to $207.8 million for the year ended December 31, 2011 was primarily attributable to a decline in sales volume partially offset by an increase in average selling prices. The decline in sales volume was primarily due to fewer new irons models launched in 2011 compared to the prior year. Additionally, sales volumes were negatively impacted by the natural disasters in Japan, Australia and South East Asia during 2011 as well as a push in 2010 to sell irons and wedges which became nonconforming in 2011. The increase in average selling prices primarily resulted from the current year launch of the more premium Razr X irons compared to the prior year launch of the more moderately priced Big Bertha Diablo irons and the value-priced X-24 Hot and X-20 NG irons.

The $17.5 million (16%) decrease in net sales of putters to $88.8 million for the year ended December 31, 2011 was primarily attributable to a decline in sales volume partially offset by an increase in average selling prices. The decrease in sales volume resulted primarily from fewer new putter models offered during 2011 compared to the prior year as well as a general downturn in the putters category. The increase in average selling prices was attributable to a decrease in closeout activity during 2011 compared to 2010.

The $19.1 million (8%) decrease in net sales of accessories and other products to $216.6 million for the year ended December 31, 2011 was primarily attributable to a decline in sales of the Company’s GPS devices as well as a decline in sales of packaged sets, gloves, headwear and accessories. These decreases were partially offset by an increase in sales of the Company’s footwear and apparel primarily due to increased closeout activity with certain retailers in 2011.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2011	2010(1)	Dollars	Percent
Net sales:
Golf balls	$160.4	$176.6	$(16.2)	(9)%

(1)	Certain prior period amounts have been reclassified to conform to the current year presentation.

The $16.2 million (9%) decrease in net sales of golf balls to $160.4 million for the year ended December 31, 2011 was primarily due to a decrease in sales volume combined with a slight decline in average selling prices. The decrease in sales volume was driven by a decline in sales of TopFlite range balls combined with a decline in sales of certain Callaway brand premium golf ball models due to there being no new premium golf ball launch in 2011 and lower investments in golf ball marketing and advertising in 2011. The slight decrease in average selling prices was generated by an unfavorable shift in product mix from sales of higher priced Callaway Tour balls to sales of more moderately priced golf balls.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/ (Decline)
	2011	2010(1)	Dollars	Percent
Income (loss) before income taxes
Golf clubs(2)(3)	$(3.9)	$39.2	$(43.1)	(110)%
Golf balls(2)(3)	(12.7)	2.6	(15.3)	(588)%
Reconciling items(4)	(73.7)	(77.4)	3.7	5%

	$(90.3)	$(35.6)	$(54.7)	(154)%

(1)	Certain prior period amounts have been reclassified to conform to the current year presentation.
(2)	In 2011, the Company incurred total pre-tax charges of $24.7 million in connection with the Global Operations Strategy initiatives that were announced in 2010. Of these total charges, $15.6 million and $5.0 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively, and $4.1 million were recognized in corporate general and administrative expenses. In 2010, the Company incurred total pre-tax charges of $14.8 million in connection with these initiatives, of which $12.1 million and $0.8 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively, and $1.9 million were recognized in corporate general and administrative expenses. See Note 3 “Restructuring Initiatives” in the Notes to Consolidated Financial Statements included in this Form 10-K).
(3)	In 2011, the Company recognized pre-tax charges of $16.3 million in connection with the Reorganization and Reinvestment Initiatives, of which $5.6 million and $1.3 million were absorbed by the Company’s golf clubs and golf balls operating segments, and $9.4 million were recognized in corporate general and administrative expenses. See Note 3 “Restructuring Initiatives” in the Notes to Consolidated Financial Statements included in this Form 10-K). In 2010, the Company incurred pre-tax charges of $4.0 million related to the workforce reductions announced in the fourth quarter in 2010, of which $1.3 million and $0.2 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively, and $2.5 million were recognized in corporate general and administrative expenses.
(4)	Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. In addition to the amounts identified in notes 2 and 3 above, for 2011 and 2010, these reconciling items also include the following: (i) pre-tax impairment charges of $6.5 million and $7.5 million, respectively, primarily related to certain trademarks and trade names (see Note 9 “Goodwill and Intangible Assets” to the Notes to Consolidated Financial Statements in this Form 10-K), (ii) net losses of $8.2 million and $11.7 million, respectively, related to net realized and unrealized foreign currency hedging losses, offset by net foreign currency transaction gains included in other income (expense), and (iii) a pre-tax gain of $6.2 million recognized in 2011 in connection with the sale of certain buildings (see Note 7 “Sale of Buildings” to the Notes to Consolidated Financial Statements in this Form 10-K). For further information on segment reporting see Note 19 “Segment Information” to the Notes to Consolidated Financial Statements in this Form 10-K.

Pre-tax income in the Company’s golf clubs operating segment decreased to a pre-tax loss of $3.9 million for 2011 from pre-tax income of $39.2 million for 2010. This decrease was primarily attributable to the decrease in net sales as discussed above combined with a decrease in gross margin. The decrease in gross margin was primarily driven by incremental charges of $3.5 million in 2011 related to the final phase of the Company’s GOS Initiatives. Gross margin was also negatively impacted by (i) a decrease in production volumes which resulted in an unfavorable absorption of fixed costs, and (ii) the decline in sales in Japan which generally have the highest gross margins of the Company’s sales. These decreases were partially offset by (i) cost savings resulting from the Company’s GOS Initiatives including cost reductions on golf club components costs as a result of improved product designs and sourcing of lower cost raw materials as well as reductions on club conversion costs generated from labor savings on clubs produced in the Company’s new manufacturing facility in Monterrey, Mexico, (ii) a decrease in close-out activity, and (iii) favorable changes in foreign currency rates in 2011. In addition, in 2011, the golf clubs operating segment absorbed $5.6 million in charges related to the Company’s Reorganization and Reinvestment Initiatives, most of which was recognized in operating expenses.

Pre-tax income in the Company’s golf balls operating segment decreased to a pre-tax loss of $12.7 million for 2011 from pre-tax income of $2.6 million for 2010. This decrease was primarily attributable to the decrease in net sales as discussed above combined with a decrease in gross margin. The decrease in gross margin was primarily driven by incremental charges of $4.2 million in 2011 related to the final phase of the Company’s GOS Initiatives. Gross margin was also negatively impacted by a decrease in production volumes which resulted in unfavorable absorption of fixed costs as well as an increase in raw material costs used in the production and procurement of golf balls, partially offset by favorable changes in foreign currency rates in 2011. In addition, in 2011, the golf balls operating segment absorbed $1.3 million in charges related to the Company’s Reorganization and Reinvestment Initiatives, most of which was recognized in operating expenses.

Years Ended December 31, 2010 and 2009

Net sales in 2010 increased by $16.9 million (2%) to $967.7 million compared to $950.8 million in 2009. Global economic conditions continued to be challenging during the current year and the golf industry overall did not recover in 2010 as the Company’s management had anticipated at the beginning of the year. Although the unfavorable economic and industry conditions significantly affected sales volumes in 2010, favorable foreign currency rates and an overall increase in average selling prices, as a result of less promotional activity, were able to offset the volume decline. Net sales were favorably impacted by $29.0 million due to changes in foreign currency rates used to translate sales in foreign currencies into U.S. dollars. This increase in net sales consists of a $19.0 million increase in net sales of the Company’s golf clubs segment partially offset by a $2.1 million decrease in net sales of the Company’s golf balls segment as presented below (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2010(1)	2009(1)	Dollars	Percent
Net sales
Golf clubs	$791.1	$772.1	$19.0	2%
Golf balls	176.6	178.7	(2.1)	(1)%

	$967.7	$950.8	$16.9	2%

(1)	Certain prior period amounts have been reclassified to conform to the current year presentation.

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2010	2009	Dollars	Percent
Net sales:
United States	$468.2	$475.4	$(7.2)	(2)%
Europe	130.1	134.5	(4.4)	(3)%
Japan	164.8	162.7	2.1	1%
Rest of Asia	89.5	77.0	12.5	16%
Other foreign countries	115.1	101.2	13.9	14%

	$967.7	$950.8	$16.9	2%

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

For the year ended December 31, 2010, gross profit increased $21.7 million to $365.5 million from $343.8 million for the comparable period of 2009. Gross profit as a percentage of net sales increased to 38% for the year ended December 31, 2010 compared to 36% for the same period in 2009. The increase in gross margin was primarily attributable to: (i) net favorable changes in foreign currency rates; (ii) cost reductions on golf club components costs; (iii) a favorable shift in sales mix; (iv) lower promotional activity on in-line products in 2010 compared to 2009; and (v) a favorable shift in golf ball production to more cost efficient regions outside the United States. These increases were partially offset by price reductions taken on older golf club products, charges related to the Company’s Global Operations Strategy Initiatives and an increase in excess and obsolete inventory related charges. See “Segment Profitability” below for further discussion of gross margins.

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

General and administrative expenses increased $16.9 million to $98.4 million for the year ended December 31, 2010 from $81.5 million in the comparable period of 2009. As a percentage of net sales, general and administrative expenses increased to 10% in 2010 from 9% in 2009. The dollar increase was primarily due to a $7.9 million increase in employee related costs, including the restoration of employee benefits in 2010, a $7.5 million impairment charge related to a reduction in recorded book value of certain intangible assets acquired in 2003 as part of the Top-Flite Acquisition, as well as $2.0 million in costs associated with the Company’s Global Operations Strategy.

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

Golf Clubs and Golf Balls Segments Results for the Years Ended December 31, 2010 and 2009

Golf Clubs Segment

Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2010(1)	2009(1)	Dollars	Percent
Net sales:
Woods	$225.2	$223.2	$2.0	1%
Irons	223.9	232.7	(8.8)	(4)%
Putters	106.3	98.3	8.0	8%
Accessories and other	235.7	217.9	17.8	8%

	$791.1	$772.1	$19.0	2%

(1)	Certain prior period amounts have been reclassified to conform to the current year presentation.

The $2.0 million (1%) increase in net sales of woods to $225.2 million for the year ended December 31, 2010 was primarily attributable to an increase in sales volume partially offset by a slight decrease in average selling prices. The increase in sales volume was primarily driven by a 44% increase in sales of fairway woods due to an increase in new fairway woods products in 2010, partially offset by a 20% decrease in sales of drivers, which had fewer new product releases in 2010. The slight decrease in average selling prices was primarily due to close-out activity on older driver models, partially offset by a decrease in promotional activity in 2010.

The $8.8 million (4%) decrease in net sales of irons to $223.9 million for the year ended December 31, 2010 was primarily attributable to a decrease in both sales volume and average selling prices. The decrease in sales volume was primarily attributable to the later timing of iron models launched in the first half of 2010 compared to the same period in the prior year. The Company launched its X-24 Hot irons in May of 2010 and therefore did not benefit from a full year worth of sales compared to twelve months of sales of the X-22 irons during 2009. This decrease was partially offset by increased sales of the Company’s current year Diablo Edge irons compared to sales of the Diablo irons launched in 2009. The decrease in average selling prices was largely due to a shift in product mix with the 2010 launch of more moderately priced Diablo Edge irons compared to the higher priced X-22 and X Forged line of irons launched in 2009. In addition, average selling prices were negatively affected by increased close-out activity on certain irons and wedges which will be non-conforming in 2011.

The $8.0 million (8%) increase in net sales of putters to $106.3 million for the year ended December 31, 2010 was primarily attributable to an increase in average selling prices partially offset by a slight decline in sales volumes. The increases in average selling prices was attributable to sales of the new White Ice series of putters introduced in 2010, which outpaced the decline in sales of the older White Hot XG series of putters. In addition, average selling prices were favorably affected by the current year launch of the premium Black Series iX line of putters and Backstryke putter models, which were introduced at higher prices compared to the models launched in 2009. The decrease in sales volume was primarily due to a decrease in sales of the Company’s progressive putter models and lower close-out sales volumes of older putter models.

The $17.8 million (8%) increase in net sales of accessories and other products to $235.7 million for the year ended December 31, 2010 was primarily attributable to: (i) increased sales of packaged sets, which include the current year launch of the women’s Solaire line of golf clubs; (ii) increased sales of golf apparel under the

Company’s new distribution agreement with Perry Ellis International compared to licensing revenues recognized during the twelve months ended December 31, 2009 under the former agreement with the Company’s prior licensee; and (iii) increased sales of golf bags. These increases were partially offset by a decline in sales of GPS on-course range finders, golf gloves and golf footwear.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2010(1)	2009(1)	Dollars	Percent
Net sales:
Golf balls	$176.6	$178.7	$(2.1)	(1)%

(1)	Certain prior period amounts have been reclassified to conform to the current year presentation.

The $2.1 million (1%) decrease in net sales of golf balls to $176.6 million for the year ended December 31, 2010 was primarily due to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was driven by a decline in sales of TopFlite ball product lines partially offset by an increase in sales of the Callaway Golf product lines (primarily the premium Tour-i series) as well as the introduction of the new Solaire women’s line of golf balls. The increase in average selling prices was generated by a shift in product mix to sales of more premium lines of golf balls in 2010 compared to 2009.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2010(1)	2009(1)	Dollars	Percent
Income (loss) before income taxes
Golf clubs(2)(3)	$39.2	$34.5	$4.7	14%
Golf balls(2)(3)	2.6	(9.4)	12.0	128%
Reconciling items(4)	(77.4)	(54.7)	(22.7)	(41)%

	$(35.6)	$(29.6)	$(6.0)	(20)%

(1)	Certain prior period amounts have been reclassified to conform to the current year presentation.
(2)	As a result of the Global Operations Strategy implemented in 2010, during the year ended December 31, 2010, the Company incurred total pre-tax charges of $14.8 million, of which $12.1 million and $0.8 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively. During the year ended December 31, 2009, the Company incurred total pre-tax charges of $6.2 million in connection with initiatives targeted at improving gross margins, of which $4.7 million and $1.5 million were absorbed by the Company’s golf clubs and golf balls segments, respectively (see Note 3 “Restructuring Initiatives” in the Notes to Consolidated Financial Statements included in this Form 10-K).
(3)	During the year ended December 31, 2010, the Company incurred pre-tax charges of $4.0 million related to the workforce reductions announced in the fourth quarter in 2010, of which $1.3 million and $0.2 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively. During the year ended December 31, 2009, the Company incurred pre-tax charges of $5.2 million in connection with the workforce reductions announced in April 2009, of which $3.1 million and $0.9 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively.
(4)

Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. The reconciling items for 2010 include a pre-tax impairment charge of $7.5 million that was recognized in the fourth quarter of 2010 related to certain trademarks and trade names (see Note 9 “Goodwill and Intangible Assets” to the Notes to Consolidated Financial Statements in this Form 10-K), and a $11.2 million increase in net realized and unrealized losses related to foreign currency hedging contracts included in other income (expense). For further information on segment reporting see Note 19 “Segment Information” to the Notes to Consolidated Financial Statements in this Form 10-K.

Pre-tax income in the Company’s golf clubs operating segment increased to $39.2 million for the year ended December 31, 2010 from $34.5 million for the comparable period in 2009. The increase in the golf clubs operating segment pre-tax income was primarily attributable to an increase in net sales as discussed above combined with an increase in gross margin, partially offset by an increase in operating expenses. The increase in gross margin was primarily due to: (i) favorable changes in foreign currency rates; (ii) cost savings provided by the Company’s Global Operations Strategy Initiatives, including cost reductions on club components as a result of improved product designs and sourcing of lower cost raw materials; (iii) a favorable shift in product mix within the putters product category; and (iv) a decrease in golf club promotional activity in 2010 compared to 2009. These increases were partially offset by (i) price reductions taken on older club products in 2010; (ii) an unfavorable shift in product mix within irons products; (iii) charges related to the Company’s Global Operations Strategy Initiatives; and (iv) an increase in excess and obsolete inventory related charges primarily for older, incomplete sets of irons and residual golf apparel from the Company’s prior licensee arrangement.

Pre-tax income in the Company’s golf balls operating segment increased to $2.6 million for the year ended December 31, 2010 from a pre-tax loss of $9.4 million for the comparable period in 2009. This improvement was primarily due to an increase in gross margin combined with a decrease in operating expenses, partially offset by a decrease in net sales as discussed above. The increase in gross margin was primarily a result of favorable changes in foreign currency rates, cost savings provided by the Company’s Global Operations Strategy Initiatives, including a favorable shift in golf ball production to more cost efficient regions outside the United States, as well as a favorable shift in product mix as a result of increased sales of higher margin Callaway Golf balls in 2010 compared to sales of value priced Top-Flite golf balls in 2009.

Financial Condition

The Company’s cash and cash equivalents decreased $12.0 million (22%) to $43.0 million at December 31, 2011, from $55.0 million at December 31, 2010. During the year ended December 31, 2011, the Company generated cash flows from operating activities of $10.1 million. The Company used its cash on hand, cash flow from operating activities as well as proceeds from the sale of property and equipment of $19.4 million (primarily from the sale of three of its buildings in Carlsbad, California and one building in Gloversville, New York) to fund capital expenditures of $28.9 million and pay dividends of $13.1 million during 2011. The Company concluded 2011 with no balance outstanding under its asset-based credit facility. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facility, as deemed necessary (see further information on the Company’s asset-based credit facility below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of December 31, 2011, the Company’s net accounts receivable decreased $28.9 million to $115.7 million from $144.6 million as of December 31, 2010. This decrease was primarily attributable to the decrease in net sales in the fourth quarter of 2011 compared to the fourth quarter of 2010.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s net inventory decreased $35.5 million to $233.1 million as of December 31, 2011 compared to $268.6 million as of December 31, 2010. This decrease was driven primarily by the later timing of new product launches planned for 2012 as well as a reduction in out of catalog products resulting from improved product life-cycle management processes. Net inventories as a percentage of the trailing twelve months net sales decreased to 26.3% as of December 31, 2011 compared to 27.8% as of December 31, 2010.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $230.0 million, comprised of a $158.3 million U.S. facility (of which $20.0 million is available for letters of credit), a $31.7 million Canadian facility (of which $5.0 million is available for letters of credit) and a $40.0 million United Kingdom facility (of which $2.0 million is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. Borrowing under the U.K. facility will be permitted upon satisfaction of customary conditions relating to delivery of U.K. collateral security documents. The aggregate amount outstanding under the Company’s letters of credit was $0.5 million at December 31, 2011. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.

As of December 31, 2011, the Company had no borrowings outstanding under the ABL Facility and had $43.0 million of cash and cash equivalents. Generally, during the first quarter, the Company will rely more heavily on its credit facilities to fund operations as cash inflows from operations begin to increase during the second and third quarters as a result of cash collections from customers. The maximum amount of Consolidated Funded Indebtedness, including borrowings under the ABL Facility, that could have been outstanding on December 31, 2011, was approximately $87.7 million. Average outstanding borrowings during the twelve months ended December 31, 2011 were $25.1 million. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing-twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). At December 31, 2011, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.75%.

The Company’s “availability ratio” is the ratio, expressed as a percentage, of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins will be permanently reduced by 0.25% if EBITDA, as defined in the ABL Facility, meets or exceeds $25.0 million over any trailing twelve-month period, and will be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50.0 million over any trailing twelve-month period.

In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Additionally, the Company will be subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25.0 million. As of December 31, 2011, the Company was in compliance with all covenants of the ABL Facility.

The origination fees incurred in connection with the ABL Facility as of December 31, 2011 totaled $3.2 million, which are included in other assets in the accompanying consolidated balance sheet, and will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees were $2.9 million as of December 31, 2011, of which $0.6 million was included in other current assets and $2.3 million in other long-term assets in the accompanying consolidated financial statements.

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

During 2011, the Company repurchased approximately 227,000 shares of its common stock under the November 2007 repurchase program at an average cost per share of $6.99 for a total cost of $1.6 million. The Company acquired these shares to satisfy the Company’s tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2011, the Company remained authorized to repurchase up to an additional $73.6 million of its common stock under this program.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of December 31, 2011 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years		4-5 Years		More than 5 Years
Unconditional purchase obligations(1)	$79.0	$47.4	$31.1		$0.5		$—
Dividends on convertible preferred stock(2)	4.8	4.8	—	(2)	—	(2)	—	(2)
Operating leases(3)	33.1	14.0	11.4		5.8		1.9
Uncertain tax contingencies(4)	9.9	1.2	1.7		4.0		3.0

Total	$126.8	$67.4	$44.2		$10.3		$4.9

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
(2)	The amounts included in the table above represent the Company’s total commitment to pay preferred dividends through June 15, 2012 should it opt to mandatorily convert or redeem any preferred stock. However, if the preferred stock were to remain outstanding subsequent to June 15, 2012, the Company would be required to continue to pay dividends subject to the terms and conditions of the preferred stock. These additional dividends are not reflected in this table. See Note 4 “Preferred Stock Offering” to the Notes to Consolidated Financial Statements in this Form 10-K.
(3)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under noncancelable operating leases.
(4)	Amount represents total uncertain income tax positions pursuant to the adoption of ASC Topic 740-25-6. For further discussion see Note 16 “Income Taxes” to the Notes to Consolidated Financial Statements in this Form 10-K.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2011 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 17 “Commitments and Contingencies” to the Notes to Consolidated Financial Statements in this Form 10-K.

Sufficiency of Liquidity

Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its operating cash flows, together with its current or future credit facilities, will be sufficient to finance current operating requirements, planned capital expenditures, contractual obligations and commercial commitments, for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments (including noncompliance with the financial covenants under its ABL Facility), general economic trends, foreign currency exchange rates, or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see above, “Sources of Liquidity” and “Certain Factors Affecting Callaway Golf Company” contained in Item 1A).

As of December 31, 2011, a significant portion of the Company’s total cash and short-term investments is held outside of the U.S. Outside of settling intercompany balances during the normal course of operations, the Company may repatriate funds from its foreign subsidiaries. The Company has not, nor does it anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. As such, the Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If in the future the Company decides to repatriate such foreign earnings, it would need to accrue and pay incremental U.S. federal and state income tax, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards.

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $25.0 million to $30.0 million for the year ending December 31, 2012.

Off-Balance Sheet Arrangements

At December 31, 2011, the Company had total outstanding commitments on non-cancelable operating leases of approximately $33.1 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 7 years expiring at various dates through February 2018, with options to renew at varying terms.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company uses derivative financial instruments for hedging purposes to limit its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with creditworthy banks, including the bank that is party to the Company’s ABL Facility (see Note 10 “Financing Arrangements” to the Notes to the Consolidated Financial Statements in this Form 10-K). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from its ABL Facility.

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies) (see Note 11 “Derivatives and Hedging” to the Notes to Consolidated Financial Statements in this Form 10-K). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts (“foreign currency exchange contracts”) to hedge transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars, Australian Dollars and Korean Won. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.

Foreign currency exchange contracts are used only to meet the Company’s objectives of offsetting gains and losses from foreign currency exchange exposures with gains and losses from the contracts used to hedge them in order to reduce volatility of earnings. The extent to which the Company’s hedging activities mitigate the effects of changes in foreign currency exchange rates varies based upon many factors, including the amount of transactions being hedged. Foreign currency rates for financial reporting purposes had a significant positive impact upon the Company’s consolidated reported financial results in 2011 compared to 2010 (see above, “Certain Risk Factors Affecting Callaway Golf Company” contained in Item 1A and “Results of Operations” contained in Item 7). The Company does not enter into foreign currency exchange contracts for speculative purposes. Foreign currency exchange contracts generally mature within twelve months from their inception.

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At December 31, 2011, 2010 and 2009, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $165.5 million, $314.2 million and $101.7 million, respectively. At December 31, 2011 and 2010, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2011 through its foreign currency exchange contracts.

The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $18.1 million at December 31, 2011. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its ABL Facility (see Note 10 “Financing Arrangements” to the Notes to Consolidated Financial Statements in this Form 10-K). The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing-twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). The interest rate applicable to outstanding loans under the U.S. facility is based on a calculation of either the U.S. Prime Rate or the British Bankers Association LIBOR Rate as published by Reuters (“LIBOR”) plus an applicable margin of 1.25% to 2.75%. The interest rate applicable to outstanding loans under the Canadian facility is based on a calculation of either the Base Rate publicly announced by Bank of America Canada or Canada’s Prime Rate plus a margin of 1.25% to 2.75%. The interest rate applicable to outstanding loans under the U.K. facility is based on a calculation of the U.S. Prime Rate plus an applicable margin of 2.25% and 2.75%.

As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by an increase of 10% in interest rates would be nominal over a twelve month period.

Item 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011, together with the report of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-35.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2011, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework. Based on that assessment, management concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective based on the COSO criteria.

Changes in Internal Control over Financial Reporting. During the fourth quarter ended December 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Callaway Golf Company

Carlsbad, California

We have audited the internal control over financial reporting of Callaway Golf Company and its subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and our report dated March 2, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 2, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Commission within 120 days after the end of fiscal year 2011 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.	Executive Compensation

The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers and Directors,” “Compensation Discussion and Analysis,” “Report of the Compensation and Management Succession Committee” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2011 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal year 2011 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the number of stock options and shares underlying Restricted Stock Units (RSUs) outstanding and authorized for issuance under all equity compensation plans of the Company as of December 31, 2011. See Note 14 “Share-Based Compensation” to the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the equity plans of the Company.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of RSUs		Weighted Average Exercise Price of Outstanding Options(4)	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders(1)	9,309	(3)	$10.44	1,742
Equity Compensation Plans Not Approved by Shareholders(2)	1,238	(2)	$16.73	—

Total	10,547		$11.23	1,742

(1)	Consists of the following plans: 1996 Stock Option Plan, 2001 Non-Employee Directors Stock Incentive Plan and 2004 Incentive Plan. No shares are available for grant under the 1996 Stock Option Plan at December 31, 2011. The 2001 Non-Employee Directors Stock Incentive Plan expired on December 31, 2011. The shares available for grant under this plan are only available to satisfy incremental dividend equivalent rights for outstanding awards. The 2004 Incentive Plan permits the award of stock options, restricted stock, performance units and various other stock-based awards.

(2)	Consists of 1,037,666 shares underlying stock options issuable from the 1995 Employee Stock Incentive Plan (the “1995 Plan”) and 200,000 shares underlying stock options issuable from the 1992 Promotion, Marketing and Endorsement Stock Incentive Plan (the “Promotion Plan”). In connection with shareholder approval of the 2004 Incentive Plan, the Company agreed that no further grants would be made under the 1995 Plan or the Promotion Plan. No grants have been made under the 1995 Plan since May 2004 or under the Promotion Plan since March 2002.
(3)	Includes 8,190,851 and 464,917 shares underlying stock options and RSUs, respectively, issuable from the 2004 Incentive Plan; 162,000 and 169,805 shares underlying stock options and RSUs, respectively, issuable from the 2001 Non-Employee Directors Stock Incentive Plan; 321,500 shares underlying stock options issuable from the 1996 Stock Option Plan.
(4)	Does not include shares underlying RSUs, which do not have an exercise price.

Equity Compensation Plans Not Approved By Shareholders

The Company has the following equity compensation plans which were not approved by shareholders: the 1995 Employee Stock Incentive Plan (the “1995 Plan”) and the 1992 Promotion, Marketing and Endorsement Stock Incentive Plan (the “Promotion Plan”). No shares are available for grant under the 1995 Plan or the Promotion Plan at December 31, 2011. No grants have been made under the 1995 Plan since May 2004 or under the Promotion Plan since March 2002. For additional information, see Note 14 “Share-Based Compensation” to the Notes to Consolidated Financial Statements in this Form 10-K.

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

The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers and Directors—Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Transactions with Related Persons,” and “Board of Directors and Corporate Governance” to be filed with the Commission within 120 days after the end of fiscal year 2011 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of fiscal year 2011 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-35:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2011 and 2010;

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009;

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009;

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009;

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

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

3.3	Amended and Restated Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 5, 2010 (file no. 1-10962).

4.1	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

4.2	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

Executive Compensation Contracts/Plans

10.1	Callaway Golf Company Second Amended and Restated Chief Executive Officer Employment Agreement, effective as of December 3, 2009, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.56 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 9, 2009 (file no. 1-10962).

10.2	First Amendment to Second Amended and Restated Chief Executive Officer Employment Agreement, effective as of April 19, 2010, by and between Callaway Golf Company and George Fellows, incorporated herein by this reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 23, 2010 (file no. 1-10962).

10.3	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.4	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 27, 2009 (file no. 1-10962).

10.5	Second Amendment to Officer Employment Agreement, effective as of April 30, 2010, by and between Callaway Golf Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.56 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 23, 2010 (file no. 1-10962).

10.6	Officer Employment Agreement, effective as of May 1, 2011, by and between Callaway Golf Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2011 (file no.
1-10962).

10.7	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.8	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 27, 2009 (file no. 1-10962).

10.9	Second Amendment to Officer Employment Agreement, effective as of April 30, 2010, by and between Callaway Golf Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 23, 2010 (file no. 1-10962).

10.10	Officer Employment Agreement, effective as of May 1, 2011, by and between Callaway Golf Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2011 (file no.
1-10962).

10.11	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.12	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 27, 2009 (file no. 1-10962).

10.13	Second Amendment to Officer Employment Agreement, effective as of April 30, 2010, by and between Callaway Golf Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 23, 2010 (file no. 1-10962).

10.14	Officer Employment Agreement, effective as of May 1, 2011, by and between Callaway Golf Company and David A. Laverty, incorporated herein by this reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2011 (file no.
1-10962).

10.15	Officer Employment Agreement, effective as of May 1, 2008, by and between the Company and Thomas Yang, incorporated herein by this reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 6, 2008 (file no. 1-10962).

10.16	Callaway Golf Company First Amendment to the Officer Employment Agreement, effective as of January 26, 2009, by and between the Company and Thomas Yang, incorporated herein by this reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 27, 2009 (file no. 1-10962).

10.17	Second Amendment to Officer Employment Agreement, effective as of April 30, 2010, by and between Callaway Golf Company and Thomas T. Yang, incorporated herein by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 23, 2010 (file no. 1-10962).

10.18	Officer Employment Agreement, effective as of May 1, 2011, by and between Callaway Golf Company and Thomas T. Yang, incorporated herein by this reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2011 (file no.
1-10962).

10.19	Officer Employment Agreement, effective as of May 1, 2008, by and between Callaway Golf Company and Jeffrey M. Colton, as amended on January 26, 2009 and further amended on August 7, 2009, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Commission on November 3, 2009 (file no. 1-10962).

10.20	Officer Employment Agreement, effective as of May 1, 2011, by and between Callaway Golf Company and Jeffrey M. Colton, incorporated herein by this reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2011 (file no.
1-10962).

10.21	Officer Employment Agreement, effective as of May 1, 2011, by and between Callaway Golf Company and Joseph Urzetta, incorporated herein by this reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the Commission on November 2, 2011 (file no. 1-10962).

10.22	Director’s Service Agreement, effective as of December 1, 2002, as amended, by and between Callaway Golf Company and Neil Howie, incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the Commission on November 2, 2011 (file no. 1-10962).

10.23	Executive Entrustment Agreement, effective as of March 1, 2008, as amended, by and between Callaway Golf Company and Alex Boezeman, incorporated herein by this reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the Commission on November 2, 2011 (file no. 1-10962).

10.24	Contract of Employment, effective as of October 19, 2009, as amended, by and between Callaway Golf Company and Leighton Richards, incorporated herein by this reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the Commission on November 2, 2011 (file no. 1-10962).

10.25	Form of Notice of Grant of Stock Option and Option Agreement for Officers, incorporated herein by this reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.26	Form of Notice of Stock Option Grant for Officers, incorporated herein by this reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.27	Form of Notice of Grant of Stock Option and Option Agreement, incorporated herein by this reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.28	Form of Restricted Stock Unit Grant, incorporated herein by this reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.29	Form of Performance Unit Grant, incorporated herein by this reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.30	Form of Phantom Stock Units Agreement, incorporated herein by this reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 30, 2009 (file no. 1-10962).

10.31	Form of Notice of Grant and Agreement for Contingent Stock Option/SAR, incorporated herein by this reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 26, 2009 (file no. 1-10962).

10.32	Form of Notice of Grant of Stock Option and Option Agreement for Non-Employee Directors, incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.33	Form of Non-Employee Director Restricted Stock Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Commission on March 1, 2007 (file no. 1-10962).

10.34	Form of Restricted Stock Grant, incorporated herein by this reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, as filed with the Commission on January 26, 2010 (file no. 1-10962).

10.35	Form of Notice of Grant and Agreement for Stock Appreciation Right.†

10.36	Notice of Grant and Agreement for Stock Appreciation Right, by and between Callaway Golf Company and Anthony S. Thornley effective September 1, 2011, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 2, 2011 (file no. 1-10962).

10.37	Callaway Golf Company 2001 Non-Employee Directors Stock Incentive Plan (Amended and Restated Effective as of June 6, 2006), incorporated herein by this reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 9, 2006 (file no. 1-10962).

10.38	Callaway Golf Company Non-Employee Directors Stock Option Plan (As Amended and Restated August 15, 2000), incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.39	Callaway Golf Company 1996 Stock Option Plan (As Amended and Restated May 3, 2000), incorporated herein by this reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).

10.40	Callaway Golf Company 1995 Employee Stock Incentive Plan (As Amended and Restated November 7, 2001), incorporated herein by this reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).

10.41	Callaway Golf Company 1991 Stock Incentive Plan (as Amended and Restated August 15, 2000), incorporated herein by this reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 21, 2002 (file no. 1-10962).

10.42	Callaway Golf Company Amended and Restated 2004 Incentive Plan (effective May 19, 2009), incorporated herein by this reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 3, 2009 (file no. 1-10962).

10.43	2011 Senior Management Incentive Program, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 30, 2011 (file no. 1-10962).

10.44	Indemnification Agreement, dated January 25, 2010, between the Company and Adebayo O. Ogunlesi incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, as filed with the Commission on January 26, 2010 (file no. 1-10962).

10.45	Indemnification Agreement, dated March 4, 2009, between the Company and John F. Lundgren, incorporated herein by this reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 10, 2009 (file no. 1-10962).

10.46	Indemnification Agreement, dated April 7, 2004, between the Company and Anthony S. Thornley, incorporated herein by this reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.47	Indemnification Agreement, dated as of April 21, 2003, between the Company and Samuel H. Armacost, incorporated herein by this reference to Exhibit 10.57 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.48	Indemnification Agreement, dated as of April 21, 2003, between the Company and John C. Cushman, III, incorporated herein by this reference to Exhibit 10.58 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.49	Indemnification Agreement, effective June 7, 2001, between the Company and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).

10.50	Indemnification Agreement, dated July 1, 1999, between the Company and Yotaro Kobayashi, incorporated herein by this reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

10.51	Indemnification Agreement, dated July 1, 1999, between the Company and Richard L. Rosenfield, incorporated herein by this reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

Other Contracts

10.52	Loan and Security Agreement, dated as of June 30, 2011, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Bank of America, N.A., as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 6, 2011 (file no. 1-10962).

10.53	Amended and Restated Loan and Security Agreement, dated as of July 22, 2011, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Bank of America, N.A., as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, Wells Fargo Capital Finance, LLC, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 27, 2011 (file no. 1-10962).

10.54	Second Amended and Restated Loan and Security Agreement, dated as of December 22, 2011, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Callaway Golf European Holding Company Limited, Bank of America, N.A., as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, Wells Fargo Capital Finance, LLC, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 28, 2011 (file no. 1-10962).

12.1	Ratio of Combined Fixed Charges and Preference Dividends to Earnings.†

21.1	List of Subsidiaries.†

23.1	Consent of Deloitte & Touche LLP.†

24.1	Form of Limited Power of Attorney.†

31.1	Certification of George Fellows pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of George Fellows and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Included in this report

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

CALLAWAY GOLF COMPANY

By:	/S/ ANTHONY S. THORNLEY
Anthony S. Thornley
President and Chief Executive Officer

Date: March 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/S/ ANTHONY S. THORNLEY Anthony S. Thornley	President and Chief Executive Officer, Director	March 2, 2012

Principal Financial Officer and Principal Accounting Officer:

/S/ BRADLEY J. HOLIDAY Bradley J. Holiday	Senior Executive Vice President and Chief Financial Officer	March 2, 2012

/S/ MARLO CORMIER PLATZ Marlo Cormier Platz	Vice President and Chief Accounting Officer	March 2, 2012

Directors:

* Samuel H. Armacost	Director	March 2, 2012

* Ronald S. Beard	Chairman of the Board	March 2, 2012

* John C. Cushman, III	Director	March 2, 2012

* Yotaro Kobayashi	Director	March 2, 2012

* Richard L. Rosenfield	Director	March 2, 2012

* John F. Lundgren	Director	March 2, 2012

* Adebayo O. Ogunlesi	Director	March 2, 2012

*By:	/S/ MARLO CORMIER PLATZ
Marlo Cormier Platz
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Callaway Golf Company

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income (loss), for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Callaway Golf Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 2, 2012

CALLAWAY GOLF COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$43,023	$55,043
Accounts receivable, net	115,673	144,643
Inventories	233,070	268,591
Deferred taxes, net	4,029	23,514
Income taxes receivable	3,654	10,235
Other current assets	19,880	41,703

Total current assets	419,329	543,729
Property, plant and equipment, net	117,147	129,601
Intangible assets, net	121,935	131,327
Goodwill	29,203	30,630
Deferred taxes, net	1,386	3,786
Other assets	38,112	36,939

	$727,112	$876,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$129,193	$139,312
Accrued employee compensation and benefits	23,785	26,456
Accrued warranty expense	8,140	8,427
Deferred taxes	4,108	27
Income tax liability	2,558	944

Total current liabilities	167,784	175,166
Long-term liabilities:
Income taxes payable	8,115	8,554
Deferred taxes, net	31,429	1,376
Long-term incentive compensation and other	6,970	4,037
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 1,400,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	14	14
Common stock, $.01 par value, 240,000,000 shares authorized, 66,340,695 shares and 66,317,049 shares issued at December 31, 2011 and 2010, respectively	663	663
Additional paid-in capital	265,067	264,235
Retained earnings	247,941	432,977
Accumulated other comprehensive income	14,071	13,564
Less: Grantor Stock Trust held at market value, 0 shares and 291,341 shares at December 31, 2011 and 2010, respectively	—	(2,351)
Less: Common stock held in treasury, at cost, 1,453,819 shares and 1,910,646 shares at December 31, 2011 and 2010, respectively	(17,800)	(24,835)

Total Callaway Golf Company shareholders’ equity	509,956	684,267

Non-controlling interest in consolidated entity (Note 6)	2,858	2,612

Total shareholders’ equity	512,814	686,879

Total liabilities and shareholders’ equity	$727,112	$876,012

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales	$886,528	$967,656	$950,799
Cost of sales	575,226	602,160	607,036

Gross profit	311,302	365,496	343,763
Selling expenses	265,325	257,285	260,597
General and administrative expenses	92,756	98,431	81,487
Research and development expenses	34,309	36,383	32,213

Total operating expenses	392,390	392,099	374,297
Loss from operations	(81,088)	(26,603)	(30,534)
Interest income	546	2,886	1,807
Interest expense	(1,618)	(848)	(1,754)
Other income (expense), net	(8,101)	(10,997)	878

Loss before income taxes	(90,261)	(35,562)	(29,603)
Income tax provision (benefit)	81,559	(16,758)	(14,343)

Net loss	(171,820)	(18,804)	(15,260)
Dividends on convertible preferred stock	10,500	10,500	5,688

Net loss allocable to common shareholders	$(182,320)	$(29,304)	$(20,948)

Loss per common share:
Basic	$(2.82)	$(0.46)	$(0.33)
Diluted	$(2.82)	$(0.46)	$(0.33)
Weighted-average common shares outstanding:
Basic	64,601	63,902	63,176
Diluted	64,601	63,902	63,176

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(171,820)	$(18,804)	$(15,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,636	40,949	40,748
Impairment charge	6,533	7,547	—
Deferred taxes	55,930	(3,788)	3,424
Non-cash share-based compensation	9,570	9,588	8,756
(Gain) loss on disposal of long-lived assets	(7,491)	177	(594)
Changes in assets and liabilities:
Accounts receivable, net	28,100	(2,096)	(11,567)
Inventories	36,460	(38,824)	47,415
Other assets	20,599	(9,896)	8,380
Accounts payable and accrued expenses	(12,613)	13,012	(19,713)
Accrued employee compensation and benefits	(4,187)	2,595	(5,179)
Accrued warranty expense	(287)	(1,022)	(2,165)
Income taxes receivable and payable	7,653	8,356	(6,567)
Other liabilities	3,015	1,838	(4,807)

Net cash provided by operating activities	10,098	9,632	42,871

Cash flows from investing activities:
Capital expenditures	(28,931)	(22,216)	(38,845)
Proceeds from sales of property and equipment	19,371	—	—
Other investing activities	—	(2,581)	166

Net cash used in investing activities	(9,560)	(24,797)	(38,679)

Cash flows from financing activities:
Issuance of common stock	2,195	2,954	2,562
Issuance of preferred stock	—	—	140,000
Equity issuance costs	—	(54)	(6,031)
Dividends paid, net	(13,093)	(13,067)	(11,590)
Borrowings/(payments) on credit facilities, net	—	—	(90,000)
Credit facility origination fees	(2,467)	—	—
Other financing activities	80	(650)	172

Net cash provided by (used in) financing activities	(13,285)	(10,817)	35,113

Effect of exchange rate changes on cash and cash equivalents	727	2,711	672

Net increase (decrease) in cash and cash equivalents	(12,020)	(23,271)	39,977
Cash and cash equivalents at beginning of year	55,043	78,314	38,337

Cash and cash equivalents at end of year	$43,023	$55,043	$78,314

Supplemental disclosures:
Cash paid for interest and fees	$3,744	$568	$1,563
Cash received for income taxes	$3,473	$13,849	$8,974
Dividends payable	$438	$438	$438

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Callaway Golf Shareholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Grantor Stock Trust	Treasury Stock		Non-controlling Interest	Total	Comprehensive Income /(Loss)
	Shares	Amount	Shares	Amount						Shares	Amount
Balance, December 31, 2008 (as previously reported)	—	$—	66,276	$663	$102,329	$(279)	$518,851	$(6,376)	$(13,383)	(1,769)	$(23,650)	$2,213	$580,368	$40,896

Prior period adjustment (Note 16)	—	—	—	—	461	—	(9,428)	—	—	—	—	—	(8,967)	—

Balance, December 31, 2008(1)	—	$—	66,276	$663	$102,790	$(279)	$509,423	$(6,376)	$(13,383)	(1,769)	$(23,650)	$2,213	$571,401	$40,896
Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(237)	—	—	—	—	—	—	—	(237)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	—	—	(54)	(460)	—	(460)
Compensatory stock and stock options	—	—	20	—	7,338	279	—	—	322	—	—	—	7,939
Issuance of Preferred Stock	1,400	14	—	—	151,115	—	—	—	—	—	—	—	151,129
Change in redemption value of Preferred Stock	—	—	—	—	—	—	(17,160)	—	—	—	—	—	(17,160)
Employee stock purchase plan	—	—	—	—	(411)	—	—	—	2,973	—	—	—	2,562
Stock dividends	—	—	—	—	26	—	(24)	—	—	—	—	—	2
Cash dividends	—	—	—	—	—	—	(12,028)	—	—	—	—	—	(12,028)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	(2,674)	—	—	—	2,674	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	12,616	—	—	—	—	12,616	$12,616
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(64)	(64)
Net loss	—	—	—	—	—	—	(15,260)	—	—	—	—	475	(14,785)	(15,260)

Balance, December 31, 2009(1)	1,400	$14	66,296	$663	$257,947	$—	$464,951	$6,240	$(7,414)	(1,823)	$(24,110)	$2,624	$700,915	$(2,644)

Exercise of stock options	—	—	—	—	(59)	—	—	—	538	—	—	—	479
Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(564)	—	—	—	—	—	—	—	(564)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	—	—	(88)	(725)	—	(725)
Compensatory stock and stock options	—	—	21	—	7,341	—	—	—	1,571	—	—	—	8,912
Issuance of Preferred Stock	—	—	—	—	(54)	—	—	—	—	—	—	—	(54)
Employee stock purchase plan	—	—	—	—	(412)	—	—	—	2,887	—	—	—	2,475
Stock dividends	—	—	—	—	9	—	(103)	—	94	—	—	—	—
Cash dividends	—	—	—	—	—	—	(13,067)	—	—	—	—	—	(13,067)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	27	—	—	—	(27)	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	7,324	—	—	—	—	7,324	$7,324
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(358)	(358)
Net loss	—	—	—	—	—	—	(18,804)	—	—	—	—	346	(18,458)	(18,804)

Balance, December 31, 2010(1)	1,400	$14	66,317	$663	$264,235	$—	$432,977	$13,564	$(2,351)	(1,911)	$(24,835)	$2,612	$686,879	$(11,480)
Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(83)	—	—	—	—	—	—	—	(83)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	—	—	(227)	(1,587)	—	(1,587)
Compensatory stock and stock options	—	—	24	—	2,889	—	—	—	1,655	394	5,026	—	9,570
Employee stock purchase plan	—	—	—	—	(2,035)	—	—	—	634	290	3,596	—	2,195
Stock dividends	—	—	—	—	123	—	(123)	—	—	—	—	—	—
Cash dividends	—	—	—	—	—	—	(13,093)	—	—	—	—	—	(13,093)
Adjustment of Grantor Stock Trust shares to market	—	—	—	—	(62)	—	—	—	62	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	507	—	—	—	—	507	$507
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(341)	(341)
Net loss	—	—	—	—	—	—	(171,820)	—	—	—	—	587	(171,233)	(171,820)

Balance, December 31, 2011	1,400	$14	66,341	$663	$265,067	$—	$247,941	$14,071	$—	(1,454)	$(17,800)	$2,858	$512,814	$(171,313)

(1)	As corrected for the deferred tax adjustment discussed in Note 16.

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls. The Company also sells golf accessories such as golf bags, golf gloves, golf footwear, GPS on-course range finders, golf and lifestyle apparel, golf headwear, eyewear, golf towels and golf umbrellas. The Company generally sells its products to golf retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third-party distributors in the United States and in over 100 countries around the world. The Company also sells pre-owned Callaway Golf products through its website, www.callawaygolfpreowned.com and sells new Callaway Golf products through its website www.shop.callawaygolf.com. In addition, the Company licenses its name for golf apparel, travel gear and other golf accessories.

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

Recent Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this amendment will not have a material impact on the Company’s disclosures to the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, “Intangibles-Goodwill and Other.” The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Based on the Company’s evaluation of this ASU, the adoption of this amendment will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In addition, in December 2011, the FASB issued an amendment to ASU No. 2011-05 that defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. ASU 2011-05 will be applied retrospectively, and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Based on the Company’s evaluation of this ASU, the adoption of this amendment will only impact the presentation of comprehensive income (loss) on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 will be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. Based on the Company’s evaluation of this ASU, the adoption of this amendment will not have a material impact on the Company’s consolidated financial statements.

Revenue Recognition

Sales are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” as products are shipped to customers, net of an allowance for sales returns and sales programs. The criteria for recognition of revenue are met when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable and collectability is reasonably assured. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs.

Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The deferred revenue associated with outstanding gift cards decreased from $3,247,000 at December 31, 2010 to $1,988,000 at December 31, 2011.

Revenues from course credits in connection with the use of uPro GPS on-course range finders are deferred when purchased and recognized when customers download the course credits for usage. Deferred revenue associated with unused course credits was $2,945,000 and $2,898,000 at December 31, 2011 and 2010, respectively.

Amounts billed to customers for shipping and handling are included in net sales and costs incurred related to shipping and handling are included in cost of sales.

Royalty income is recorded in net sales as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements. The Company recognized royalty income under its various licensing agreements of $6,219,000, $5,831,000 and $5,634,000 during 2011, 2010 and 2009, respectively.

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

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Beginning balance	$8,427	$9,449	$11,614
Provision	8,614	8,439	8,544
Claims paid/costs incurred	(8,901)	(9,461)	(10,709)

Ending balance	$8,140	$8,427	$9,449

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables and payables, foreign currency forward contracts and put and call option contracts (see Note 11) and its credit facilities (see Note 10). The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates.

Advertising Costs

The Company advertises primarily through television and print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2011, 2010 and 2009 were $53,051,000, $48,432,000 and $47,366,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs for 2011, 2010 and 2009 were $34,309,000, $36,383,000 and $32,213,000 respectively.

Foreign Currency Translation and Transactions

The Company’s foreign subsidiaries utilize their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into United States dollars using the current exchange rate at the balance sheet date for assets and liabilities and at the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in shareholders’ equity. Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur. The Company recorded net foreign currency transaction gains of $708,000, $6,926,000 and $7,112,000 in 2011, 2010 and 2009, respectively.

Derivatives and Hedging

The Company from time to time uses derivative financial instruments to manage its exposure to foreign exchange rates. The derivative instruments are accounted for pursuant to ASC Topic 815, “Derivatives and Hedging,” which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. As of December 31, 2011, the Company had derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts that were not designated as hedging instruments in accordance with ASC Topic 815.

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

Inventories

Inventories are valued at the lower of cost or fair market value. Cost is determined using the first-in, first-out (FIFO) method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon current inventory levels, sales trends and historical experience as well as management’s estimates of market conditions and forecasts of future product demand, all of which are subject to change.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	10-30 years
Machinery and equipment	5-10 years
Furniture, computers and equipment	3-5 years
Production molds	2-5 years

Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in net income (loss). Construction in-process consists primarily of costs associated with building improvements, machinery and equipment that have not yet been placed into service, unfinished molds as well as in-process internally developed software.

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

Long-Lived Assets

In accordance with ASC Topic 360-10-05, “Impairment or Disposal of Long-Lived Assets”, the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.

Goodwill and Intangible Assets

Goodwill and intangible assets consist of goodwill, trade names, trademarks, service marks, trade dress, patents and other intangible assets acquired during the acquisition of Odyssey Sports, Inc., the Top-Flite and Ben Hogan assets, FrogTrader, Inc., the Tour Golf Group assets, the uPlay, LLC assets and certain foreign distributors.

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of goodwill and other indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. To determine fair value, the Company uses its internal discounted cash flow estimates, quoted market prices, royalty rates when available and independent appraisals when appropriate.

Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC Topic 360-10-05 discussed above. See Note 9 for further discussion of the Company’s goodwill and intangible assets.

Investments

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such classification at each balance sheet date. Investments that do not have readily determinable fair values are stated at cost and are reported in other assets. The Company monitors investments for impairment in accordance with ASC Topic 325-35-2, “Impairment” and ASC Topic 320-35-17 through 35-35, “Scope of Impairment Guidance.” See Note 5 for further discussion of the Company’s investments.

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

The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options and stock appreciation rights (“SARs”) at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options/SARs. The Company uses historical data among other information to estimate the expected price volatility, option/SAR life, and forfeiture rate. The Company uses forecasted dividends to estimate the expected dividend yield. The Company believes a forecasted calculation is more appropriate than using historical data since the amount of dividends paid have decreased beginning in 2009. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option/SAR. Compensation expense is recognized on a straight-line basis over the vesting period for stock options. Compensation expense for SARs is recognized on a straight-line basis over the vesting period based on an estimated fair value, which is remeasured each reporting period. Once vested, the SARs continue to be remeasured to fair value until they are exercised.

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

Phantom stock units (“PSUs”) are a form of share-based awards that are indexed to the Company’s stock and are settled in cash. As such, these awards are classified as liabilities. Because PSUs are settled in cash, compensation expense recognized over the vesting period will vary based on changes in fair value. Fair value is remeasured at the end of each interim reporting period through the award’s settlement date and is based on the closing price of the Company’s stock.

Income Taxes

Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740 and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. In accordance with the applicable accounting rules, the Company maintains a valuation allowance for a deferred tax asset when it deemed it to be more likely than not that some or all of the deferred tax asset will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. As a result of the Company’s evaluation during 2011, the Company recorded a $52,455,000 increase to income tax expense in order to establish a valuation allowance against its U.S. deferred tax assets. In addition, the Company has discontinued recognizing income tax benefits related to its U.S. net operating losses until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the benefits from its U.S. deferred tax assets. For further information, see Note 16 “Income Taxes.”

Pursuant to ASC Topic 740-25-6, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that the Company would be required to pay such additional taxes.

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

Other Income (Expense), Net

Other income (expense), net primarily includes gains and losses on foreign currency exchange contracts and foreign currency transactions. The components of other income (expense), net are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Foreign currency exchange contract losses, net	$(8,861)	$(18,600)	$(7,594)
Foreign currency transaction gains, net	708	6,926	7,112
Gains on deferred compensation plan assets	—	199	867
Other	52	478	493

	$(8,101)	$(10,997)	$878

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income for the Company include net income and foreign currency translation adjustments. Since the Company has met the indefinite reversal criteria, it does not accrue income taxes on foreign currency translation adjustments. The total equity adjustment from foreign currency translation included in accumulated other comprehensive income was income of $14,071,000 and $13,564,000 as of December 31, 2011 and 2010, respectively.

Segment Information

The Company’s operating segments are organized on the basis of products and consist of Golf Clubs and Golf Balls. The Golf Clubs segment consists primarily of Callaway Golf and Top-Flite woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, GPS on-course range finders, other golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The Golf Balls segment consists primarily of Callaway Golf and Top-Flite golf balls that are designed, manufactured and sold by the Company. The Company also discloses information about geographic areas. This information is presented in Note 19.

Concentration of Credit Risk

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

The Company operates in the golf equipment industry and primarily sells its products to golf equipment retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants, directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. At December 31, 2011, no single customer in the United States represented over 10% of the Company’s outstanding accounts receivable balance. Managing customer-related credit risk is more difficult in regions outside of the United States. During 2011, approximately 53% of the Company’s net sales were made in regions outside of the United States, compared to 52% in 2010 and 50% in 2009. Prolonged unfavorable economic conditions in the United States or in the Company’s international markets could significantly increase the Company’s credit risk.

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

Note 3. Restructuring Initiatives

Global Operations Strategy

In 2010, the Company began the implementation of its Global Operations Strategy Initiatives (“GOS Initiatives”), which targeted the restructuring and relocation of the Company’s manufacturing and distribution operations.

During the third quarter of 2010, as part of the Company’s GOS Initiatives, the Company announced the restructuring of its golf club and golf ball manufacturing and distribution operations. This restructuring, which is designed to add speed and flexibility to customer service demands, optimize efficiencies, and facilitate long-term gross margin improvements, includes the reorganization of the Company’s manufacturing and distribution centers located in Carlsbad, California, Toronto, Canada, and Chicopee, Massachusetts, the creation of third-party logistics sites in Dallas, Texas and Toronto, Canada, as well as the establishment of a new production facility in Monterrey, Mexico. This restructuring was completed in 2011. The Company intends to maintain limited manufacturing and distribution facilities in Carlsbad, California and Chicopee, Massachusetts.

As a result of this restructuring, the Company has recognized non-cash charges for the acceleration of depreciation on certain golf club and golf ball manufacturing equipment and cash charges related to severance benefits and transition costs, which consist primarily of consulting expenses, costs associated with redundancies during the start-up and training phase of the new production facility in Monterrey, Mexico, start-up costs associated with the establishment of third-party logistics sites, travel expenses, and costs associated with the transfer of inventory and equipment.

For the years ended December 31, 2011 and 2010, the Company recorded pre-tax charges of $24,680,000 and $14,816,000, respectively, in connection with this restructuring. Of these amounts, $20,590,000 and $12,827,000 were recognized within cost of goods sold in 2011 and 2010, respectively, and $4,090,000 and $1,989,000 were recognized within general and administrative expenses in 2011 and 2010, respectively. Of these total charges, $15,552,000 and $12,065,000 were absorbed by the Company’s golf clubs segment in 2011 and 2010, respectively, and $5,038,000 and $762,000 were absorbed by the Company’s golf balls segment in 2011 and 2010, respectively. Charges of $4,090,000 and $1,989,000 related to corporate general and administrative expenses were excluded from the Company’s operating segments in 2011 and 2010, respectively.

In the aggregate through December 31, 2011, the Company recognized total charges of $39,496,000 in connection with the GOS Initiatives, which are in-line with management’s estimates. As of December 31, 2011, the Company does not foresee additional future charges related to these initiatives.

Reorganization and Reinvestment Initiatives

In June 2011, the Company announced that it was implementing certain restructuring initiatives (the “Reorganization and Reinvestment Initiatives”) that involve (i) streamlining the Company’s organization to reduce costs, simplify internal processes, and increase focus on the Company’s consumers and retail partners, (ii) reorganizing the Company’s organizational structure to place greater emphasis on global brand management and improve the effectiveness of the Company’s key initiatives, and (iii) reinvesting in brand and demand creation initiatives to drive sales growth. The Company’s restructuring plan is expected to result in annualized pre-tax savings of approximately $50,000,000 with up to half of this savings to be reinvested into the Callaway brand and more effective demand creation initiatives. The majority of these savings and reinvestments are expected to be realized in 2012. During the year ended December 31, 2011, the Company recognized

$16,329,000 of charges related to these initiatives, of which $1,251,000 and $15,078,000 were recognized in cost of goods sold and operating expenses, respectively. Total charges absorbed by the Company’s golf clubs and golf balls operating segments were $5,642,000 and $1,329,000 respectively. The Company expects future estimated charges of $1,000,000, to be settled in cash, in 2012.

The table below depicts the activity and liability balances recorded as part of the Company’s GOS Initiatives and Reorganization and Reinvestment Initiatives as well as the current estimated future charges relating to these initiatives (in thousands). Amounts payable as of December 31, 2011 and December 31, 2010 were included in accounts payable and accrued expenses, and accrued employee compensation and benefits on the accompanying consolidated balance sheets.

	GOS Initiatives			Reorganization and Reinvestment Initiatives
	Workforce Reductions	Transition Costs	Asset Write-offs	Workforce Reductions	Total
Charges to cost and expense	$5,177	$7,861	$1,778	$—	$14,816
Non-cash items	—	—	(1,778)	—	(1,778)
Cash payments	(1,909)	(7,477)	—	—	(9,386)

Restructuring payable balance, December 31, 2010	3,268	384	—	—	3,652
Charges to cost and expense	4,702	17,527	2,451	16,329	41,009
Non-cash items	—	—	(2,451)	(2,126)	(4,577)
Cash payments	(6,751)	(17,856)	—	(8,846)	(33,453)

Restructuring payable balance, December 31, 2011	$1,219	$55	$—	$5,357	$6,631

Total future estimated charges as of December 31, 2011	$—	$—	$—	$1,000	$1,000

Note 4. Preferred Stock Offering

On June 15, 2009, the Company sold 1,400,000 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140,000,000 and incurred costs of $6,085,000, which were recorded as an offset to additional paid in capital in the consolidated statement of shareholders’ equity. The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of December 31, 2011, the liquidation preference would have been $140,438,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

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

The Company may also elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. If the Company elects to mandatorily convert any preferred stock, it will make an additional payment on the preferred stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on the preferred stock. As of December 31, 2011, this amount would have been $4,813,000.

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

The Company’s ownership interest in TopGolf is less than 20%. In addition, the Company does not have the ability to significantly influence the operating and financing activities and policies of TopGolf. Accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other,” and is included in other long-term assets in the accompanying consolidated balance sheets as of December 31, 2011 and December 31, 2010.

Note 6. Non-Controlling Interests

Investment in Qingdao Suntech Sporting Goods Limited Company

The Company has a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated financial statements in accordance with ASC Topic 810, “Consolidations.” For the years ended December 31, 2011, 2010 and 2009, non-controlling interest related to Suntech in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) included net profits of $587,000, $346,000 and $475,000, respectively.

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which of which $1,988,000 and $2,188,000 was outstanding as of December 31, 2011 and December 30, 2010, respectively. The Company recorded the loan in other long-term assets in the accompanying consolidated balance sheets.

Note 7. Sale of Buildings

In March 2011, the Company completed the sale of three of its buildings located in Carlsbad, California, and entered into lease-back agreements for each building over a period of one to five years. The sale of these buildings was in connection with the Company’s ongoing building consolidation project aimed at consolidating the Company’s campus into a more efficient layout, and the relocation of the Company’s golf club manufacturing facilities from Carlsbad, California to Monterrey, Mexico (see Note 3). The sale resulted in net proceeds of $18,079,000 and a net gain of $12,668,000, of which $6,170,000 was recognized in general and administrative expenses during the first quarter of 2011. Due to the lease-back arrangement, the Company deferred a portion of this gain in the amount of $6,498,000, which represents the sum of the net present value of the minimum future lease payments through the end of each respective lease term. During the year ended December 31, 2011, the Company recognized $1,531,000 of this deferred gain in general and administrative expenses. The amortization of the deferred gain will offset future rent expense over the term of the leases which range from 1 to 5 years.

In addition, in December 2011, the Company completed the sale of its golf ball manufacturing facility in Gloversville, New York, which was classified as held for sale. The Company received net proceeds of $1,028,000 and recognized a $72,000 net loss on the sale.

Note 8. Selected Financial Statement Information

	December 31,
	2011	2010
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$122,936	$154,054
Allowance for doubtful accounts	(7,263)	(9,411)

	$115,673	$144,643

Inventories:
Raw materials	$46,976	$48,804
Work-in-process	1,286	1,585
Finished goods	184,808	218,202

	$233,070	$268,591

Property, plant and equipment, net:
Land	$8,871	$11,784
Buildings and improvements	81,349	109,217
Machinery and equipment	154,339	172,051
Furniture, computers and equipment	126,592	111,280
Production molds	39,761	44,096
Construction-in-process	6,591	10,155

	417,503	458,583
Accumulated depreciation	(300,356)	(328,982)

	$117,147	$129,601

Accounts payable and accrued expenses:
Accounts payable	$39,012	$42,518
Accrued expenses	72,465	70,024
Accrued goods in-transit	13,970	14,995
Accrued hedging contracts payable	3,746	11,775

	$129,193	$139,312

Accrued employee compensation and benefits:
Accrued payroll and taxes	$13,550	$15,436
Accrued vacation and sick pay	8,947	9,527
Accrued commissions	1,288	1,493

	$23,785	$26,456

Note 9. Goodwill and Intangible Assets

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

	Useful Life (Years)	December 31, 2011			December 31, 2010
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
			(In thousands)			(In thousands)
Indefinite-lived:
Trade name, trademark and trade dress and other	NA	$108,834	$—	$108,834	$114,247	$—	$114,247
Amortizing:
Patents	2-16	36,459	28,908	7,551	36,459	26,405	10,054
Developed technology and other	1-9	12,387	6,837	5,550	12,387	5,361	7,026

Total intangible assets		$157,680	$35,745	$121,935	$163,093	$31,766	$131,327

Aggregate amortization expense on intangible assets was approximately $3,979,000, $4,181,000 and $4,261,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense related to intangible assets at December 31, 2011 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2012	$3,449
2013	2,560
2014	1,882
2015	1,844
2016	1,834
Thereafter	1,532

$13,101

Goodwill at December 31, 2011 and December 31, 2010 was $29,203,000 and $30,630,000. This decrease was due to the write-off of $1,120,000 of goodwill related to the Company’s reporting unit in Australia as a result of an impairment (see below), as well as $307,000 due to foreign currency fluctuations. Gross goodwill before impairments at December 31, 2011 and 2011 was $30,323,000 and $30,630,000, respectively.

During the second quarter of 2011, the Company conducted an impairment test on its goodwill and intangible assets, including the trade names, trademarks and other intangible assets the Company acquired in 2003 as part of the Top-Flite acquisition. The fair value of the Company’s intangible assets was calculated by taking the expected future cash flows of those assets over their estimated useful lives and discounting the cash flows based upon an appropriate discount rate. The discounted cash flow analysis was based upon management’s best estimates relating to the Company’s intangible assets such as (i) forecasted sales, (ii) estimated royalty rates, (iii) estimated long-term growth rates, and (iv) the discount rate. In calculating the expected future cash flows from the trade names and trademarks acquired as part of the Top-Flite acquisition, the Company considered the continued negative impact of a trend in the golf industry where premium branded competitor golf balls are being sold through the mass market channel as well as a recent increase of in-house brands being sold in the sporting goods and mass market channels. This increase in premium branded and in-house balls in these retail channels over the past two years as well as the fact that the Company’s business in the United States has not recovered and returned to profitability as management had previously projected has negatively impacted sales of Top-Flite branded golf balls more than previously estimated. Although management believed this competitive pressure in these retail channels would abate over time as the economy began to improve, the Company has concluded that this practice appears more permanent in nature, and accordingly has reduced its estimates of the amount of future cash flows that will be generated from these intangible assets.

In completing the impairment analysis, the Company determined that the discounted expected cash flows from the trade names and trademarks associated with the Top-Flite acquisition was $5,413,000 less than the carrying value of those assets. As a result, during the second quarter of 2011, the Company recorded an impairment charge of $5,413,000 in order to write-down these assets to fair value. During the fourth quarter of 2010, the Company also recorded an impairment charge of $7,547,000 related to the trade names and trademarks of the Top-Flite acquisition. Both charges were reflected in general and administrative expenses in the accompanying statement of operations for the years ended December 31, 2011 and 2010.

In addition, in the fourth quarter of 2011, the Company conducted an impairment test on goodwill related to its reporting unit in Australia. Due to the negative impact of significant flooding and inclimate weather as well as a decline in economic conditions in that region during 2011, the Company determined that the estimated fair value for this unit was $1,120,000 less than the unit’s net book value including goodwill. As a result, the Company recorded an impairment charge of $1,120,000 to write-off the goodwill balance related to this reporting unit.

Note 10. Financing Arrangements

The Company’s has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $230,000,000, comprised of a $158,333,000 U.S. facility (of which $20,000,000 is available for letters of credit), a $31,667,000 Canadian facility (of which $5,000,000 is available for letters of credit) and a $40,000,000 United Kingdom facility (of which $2,000,000 is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. Borrowing under the U.K. facility will be permitted upon satisfaction of customary conditions relating to delivery of U.K. collateral security documents. The aggregate amount outstanding under the Company’s letters of credit was $500,000 at December 31, 2011. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.

As of December 31, 2011, the Company had no borrowings outstanding under the ABL Facility and had $43,023,000 of cash and cash equivalents. Generally, during the first quarter, the Company will rely more heavily on its credit facilities to fund operations as cash inflows from operations begin to increase during the second and third quarters as a result of cash collections from customers. The maximum amount of Consolidated Funded Indebtedness, including borrowings under the ABL Facility, that could have been outstanding on December 31, 2011, was approximately $87,700,000. Average outstanding borrowings during the twelve months ended December 31, 2011 were $25,086,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing-twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). At December 31, 2011, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.75%.

The Company’s “availability ratio” is the ratio, expressed as a percentage, of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins will be permanently reduced by 0.25% if EBITDA, as defined in the ABL Facility, meets or exceeds $25,000,000 over any trailing twelve-month period, and will be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50,000,000 over any trailing twelve-month period.

In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Additionally, the Company will be subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25.0 million. As of December 31, 2011, the Company was in compliance with all covenants of the ABL Facility.

The origination fees incurred in connection with the ABL Facility as of December 31, 2011 totaled $3,194,000, which are included in other assets in the accompanying consolidated balance sheet, and will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees were $2,925,000 as of December 31, 2011, of which $650,000 was included in other current assets and $2,275,000 in other long-term assets in the accompanying consolidated financial statements.

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

In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts (“foreign currency exchange contracts”) to hedge transactions that are denominated primarily in Japanese Yen, British Pounds, Euros, Canadian Dollars, Australian Dollars and Korean Won. Foreign currency exchange contracts are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign currency exchange contracts for speculative purposes. Foreign currency exchange contracts usually mature within twelve months from their inception.

During the years ended December 31, 2011, 2010 and 2009, the Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At December 31, 2011, 2010 and 2009, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $165,533,000, $314,190,000 and $101,723,000, respectively. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated balance sheets at December 31, 2011 and 2010 (in thousands):

	Asset Derivatives
	December 31, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$2,514	Other current assets	$1,786

	Liability Derivatives
	December 31, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$3,746	Accounts payable and accrued expenses	$11,775

The following table summarizes the location of gains and losses on the consolidated statements of operations that were recognized during the years ended December 31, 2011, 2010 and 2009, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain / (Loss) Recognized in Income on Derivative Instruments
		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative instruments	2011	2010	2009
Foreign currency exchange contracts	Other income (expense), net	$(8,861)	$(18,600)	$(7,594)

The net realized and unrealized contractual net losses noted in the table above for the years ended December 31, 2011, 2010 and 2009 were used by the Company to offset actual foreign currency transactional net gains associated with assets and liabilities denominated in foreign currencies as well as net gains associated with the translation of foreign currencies in operating results.

Note 12. Loss per Common Share

Loss per common share, basic and diluted, are computed by dividing net loss allocable to common shareholders by the weighted-average number of common shares outstanding for the period. Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported. Dividends on cumulative preferred stock are added to net loss to calculate net loss allocable to common shareholders in the basic loss per share calculation, and in the diluted loss per share calculation in periods when a net loss is reported.

Potentially dilutive securities such as common stock equivalents of convertible preferred stock, options granted pursuant to the Company’s stock option plans, potential shares related to the employee stock purchase plan (“ESPP”) and outstanding restricted stock units granted to employees and non-employees (see Note 14) are excluded from the calculation in periods when a net loss is reported as their effect would be anti-dilutive. For the years ended December 31, 2011, 2010 and 2009, shares totaling 30,676,000, 30,267,000 and 21,004,000 were excluded from the calculations as their effect would have been anti-dilutive.

The following table summarizes the computation of basic and diluted loss per share:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Basic and diluted loss per common share
Net loss	$(171,820)	$(18,804)	$(15,260)
Less: Preferred stock dividends	(10,500)	(10,500)	(5,688)

Net loss allocable to common shareholders	$(182,320)	$(29,304)	$(20,948)

Weighted-average common shares outstanding—basic	64,601	63,902	63,176
Weighted-average common shares outstanding—diluted	64,601	63,902	63,176
Basic loss per common share	$(2.82)	$(0.46)	$(0.33)
Diluted loss per common share	$(2.82)	$(0.46)	$(0.33)

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

During 2011, the Company repurchased 227,000 shares of its common stock under the November 2007 repurchase program at an average cost per share of $6.99 for a total cost of $1,587,000. These shares were repurchased to settle shares withheld for taxes due by holders of restricted stock awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2011, the Company remained authorized to repurchase up to an additional $73,577,000 of its common stock under the November 2007 repurchase program.

Grantor Stock Trust

In July 1995, the Company established the Callaway Golf Company Grantor Stock Trust (the “GST”) for the purpose of funding the Company’s obligations with respect to one or more of the Company’s nonqualified or qualified employee benefit plans. The GST shares were used primarily for the settlement of employee equity-based awards, including restricted stock awards and units, stock option exercises and employee stock plan purchases.

During 2011, the GST was terminated. The following table presents shares released from the GST for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Employee stock option exercises	—	62	—
Employee restricted stock units vested	205	221	36
Employee stock plan purchases	86	409	421

Total shares released from the GST	291	692	457

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

Stock Plans

As of December 31, 2011, the Company had only one shareholder approved stock plan under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”). The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Plan are discretionary, although no participant may receive awards in any one year in excess of 2,000,000 shares. The maximum number of shares issuable over the term of the 2004 Plan is 17,500,000.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2011:

	Authorized	Available		Outstanding
	(In thousands)
Promotion, Marketing and Endorsement Stock Incentive Plan	3,560	—		200
1995 Employee Stock Incentive Plan	10,800	—		1,038
1996 Stock Option Plan	9,000	—		321
2001 Directors Plan	500	92	*	332
2004 Plan	17,500	1,650		8,656

Total	41,360	1,742		10,547

*	The Company’s 2001 Non-Employee Directors Plan expired on December 31, 2011. The shares available for grant under this plan are only available to satisfy incremental dividend equivalent rights for outstanding awards.

Stock Options

All stock option grants made under the 2004 Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $3,306,000, $3,606,000 and $3,384,000 of compensation expense relating to outstanding stock options for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. Compensation expense for employee stock options is recognized on a straight-line basis over the vesting term and is reduced by an estimate for forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards. For the years ended December 31, 2011, 2010 and 2009, the weighted average estimated forfeiture rate used was 4.5%, 3.5% and 4.4%, respectively. The table below summarizes the average fair value assumptions used in the valuation of stock options granted during the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Dividend yield	1.4%	1.1%	1.9%
Expected volatility	48.5%	46.2%	42.7%
Risk-free interest rate	2.0%	2.2%	1.4%
Expected life	5.0 years	4.7 years	4.1 years

The Company uses forecasted dividends to estimate the expected dividend yield as dividends paid have decreased beginning in 2009. The expected volatility is based on the historical volatility, among other factors, of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant. The expected life of the Company’s options is based on evaluations of historical employee exercise behavior, forfeitures, cancellations and other factors. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time. Changes in the subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by the employee holding the option.

The following table summarizes the Company’s stock option activities for the year ended December 31, 2011 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	9,732	$12.55
Granted	1,731	$7.51
Exercised	—	$—
Forfeited	(293)	$7.51
Expired	(1,258)	$17.21

Outstanding at December 31, 2011	9,912	$11.23	3.26	$—
Vested and expected to vest in the future at December 31, 2011	9,854	$11.25	3.23	$—
Exercisable at December 31, 2011	8,065	$12.06	2.24	$—

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $2.94, $2.37 and $3.95 per share, respectively. The total intrinsic value for options exercised during the years ended December 31, 2010 was $85,000. No options were exercised during the years ended December 31, 2011 and 2009.

At December 31, 2011, there was $3,351,000 of total unrecognized compensation expense related to options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statement of operations.

Cash received from the exercise of stock options for the year ended December 31, 2010 was $564,000. There were no stock option exercises in 2011 and 2009. During 2010, the Company settled the exercise of stock options through the Callaway Golf Company Grantor Stock Trust (see Note 13).

Restricted Stock Awards and Restricted Stock Units

All restricted stock awards and restricted stock units awarded under the 2004 Plan and the 2001 Directors Plan are recorded at the Company’s closing stock price on the date of grant. Restricted stock awards and restricted stock units generally cliff-vest over a three year period. In connection with restricted stock awards, the Company recorded compensation expense of $51,000 in 2010 and reversed compensation expense of $223,000 in 2009, due to employee terminations. The Company did not grant restricted stock awards in 2011, 2010 and 2009. In 2011, 2010 and 2009, the Company recorded $1,799,000, $3,126,000 and $3,400,000, respectively, of compensation expense related to restricted stock units.

The table below summarizes the total number of restricted stock units granted to certain employees and directors and the weighted average grant date fair value during the years ended December 31, 2011, 2010 and 2009 (number of shares are in thousands).

	# of Units Granted			Weighted Average Grant-Date Fair Value
	2011	2010	2009	2011	2010	2009
Restricted Stock Units	61	505	512	$7.01	$7.64	$7.72

The table below is a roll-forward of the activity for restricted stock units during the twelve months ended December 31, 2011 (in thousands, except fair value amounts):

Restricted Stock Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,246	$9.33
Granted	61	7.01
Vested	(606)	11.05
Forfeited	(77)	7.49

Nonvested at December 31, 2011	624	$7.62

At December 31, 2011, there was $1,460,000 of total unrecognized compensation expense related to nonvested restricted stock units granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 0.8 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statement of operations.

Phantom Stock Units

Phantom stock units (“PSUs”) awarded under the 2004 Plan are a form of share-based award that is indexed to the Company’s stock and is settled in cash. As such, these awards are classified as liabilities. Because PSUs are settled in cash, compensation expense recognized over the vesting period will vary based on changes in fair value. Fair value is remeasured at the end of each interim reporting period and is based on the closing price of the Company’s stock. PSUs generally vest over two and three year periods. The table below summarizes the total number of PSUs granted to employees during the years ended December 31, 2011, 2010 and 2009 (in thousands).

	# of Units Granted
	2011	2010	2009
Phantom stock units	679	—	1,150

The table below is a roll-forward of the activity for phantom stock units during the twelve months ended December 31, 2011 (in thousands, except fair value amounts):

Phantom Stock Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,125	$7.87
Granted	679	7.51
Vested	(883)	7.78
Forfeited	(200)	7.70

Nonvested at December 31, 2011	721	$7.68

In connection with these awards, the Company recognized compensation expense of $2,095,000 and $3,801,000 for the years ended December 31, 2011and 2010, respectively. Compensation expense recognized in 2009 was nominal. Accrued compensation expense for PSUs was $1,919,000 at December 31, 2011, of which $1,325,000 was included in accrued employee compensation and benefits and $594,000 was included in long-term incentive compensation and other in the accompanying consolidated balance sheet. Accrued compensation expense at December 31, 2010 was $3,801,000, of which $2,281,000 was included in accrued employee compensation and benefits and $1,520,000 was included in long-term incentive compensation and other in the accompanying consolidated balance sheet.

Stock Appreciation Rights

In 2011, the Company granted 500,000 units of cash settled stock appreciation rights (“SARs”) that vest over one year. The Company records compensation expense for SARs based on the estimated fair value on the date of grant using the Black Scholes option-pricing model. SARs are subsequently remeasured at each interim reporting period based on a revised Black Scholes value until they are exercised. As of December 31, 2011, the Company recognized $321,000 in compensation expense related to these awards with the corresponding accrual in accrued employee compensation and benefits in the accompanying consolidated balance sheet.

Employee Stock Purchase Plan

Pursuant to the amended and restated Callaway Golf Employee Stock Purchase Plan (the “Plan”), participating employees authorize the Company to withhold compensation and to use the withheld amounts to purchase shares of the Company’s common stock at 85% of the closing price on the last day of each six-month offering period. During the third quarter in 2011, in connection with the Company’s Reorganization and Reinvestment Initiatives (see Note 3), the Company terminated the Employee Stock Purchase Plan.

In 2011, 2010 and 2009 the Company purchased approximately 376,000, 409,000 and 421,000 shares, respectively, of common stock under the Plan on behalf of participating employees and recorded compensation expense of $234,000, $404,000 and $452,000, respectively.

Share-Based Compensation Expense

The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2011, 2010 and 2009 for share-based compensation related to employees and directors. Amounts are in thousands, except for per share data.

	2011	2010	2009
Cost of sales	$424	$938	$457
Operating expenses	10,882	12,451	8,356

Total cost of employee share-based compensation included in loss before income tax	11,306	13,389	8,813
Income tax benefit	(4,353)	(4,406)	(2,705)

Amount included in net loss	$6,953	$8,983	$6,108

Impact on net loss per common share:
Basic	$(0.11)	$(0.14)	$(0.10)
Diluted	$(0.11)	$(0.14)	$(0.10)

In connection with an employment agreement with a former executive officer of the Company, the Company was contractually obligated to grant $11,730,000 in the form of various share-based awards over the service period stipulated in the agreement. As a result, the total contractual obligation related to these equity awards was recognized on a straight-line basis over the contract term, which resulted in the recognition of compensation expense of $1,415,000, $2,401,000 and $1,800,000 in 2011, 2010 and 2009, respectively. In 2011, as a result of the resignation of the executive officer, the Company accelerated the vesting period of all outstanding equity awards granted under the employment agreement, which resulted in the recognition of additional compensation expense of $2,136,000.

In total, in connection with the Reorganization and Reinvestment Initiatives announced in June 2011 (see Note 3), the Company recognized $3,539,000 during the year ended December 31, 2011 in stock compensation expense as a result of the contractual acceleration of the vesting of certain stock options, restricted stock units and phantom stock units. There were no material award accelerations during 2010 and 2009.

Note 15. Employee Benefit Plans

The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to 25% of annual compensation, up to the maximum permitted under federal law. In 2011 and 2010, the Company matched an amount equal to 100% of the participant’s contributions up to 6% of their eligible annual compensation. In 2009, the Company match was temporarily suspended in light of the unfavorable economic conditions and the Company’s efforts to reduce costs during that year.

The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer matching and profit sharing contributions at a rate of 25% per year, becoming fully vested after the completion of four years of service. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $5,061,000, $5,431,000 and $1,380,000 during 2011, 2010 and 2009, respectively. Additionally, the Company can make discretionary contributions based on the profitability of the Company. For the years ended December 31, 2011, 2010 and 2009 there were no discretionary contributions.

Note 16. Income Taxes

The Company’s loss before income tax provision (benefit) was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$(105,841)	$(46,365)	$(46,967)
Foreign	15,580	10,803	17,364

	$(90,261)	$(35,562)	$(29,603)

The expense (benefit) for income taxes is comprised of (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current tax provision (benefit):
Federal	$19,908	$(18,494)	$(23,311)
State	580	361	790
Foreign	4,964	5,743	5,329

	25,452	(12,390)	(17,192)

Deferred tax expense (benefit):
Federal	43,948	117	4,752
State	10,987	(2,988)	(1,655)
Foreign	1,172	(1,497)	(248)

	56,107	(4,368)	2,849

Income tax provision (benefit)	$81,559	$(16,758)	$(14,343)

During 2011, 2010 and 2009, tax benefits related to the exercise or vesting of stock-based awards were $0, $492,000 and $1,028,000, respectively. Such benefits were recorded as a reduction of income taxes payable with a corresponding increase in additional paid-in capital or a decrease to deferred tax assets in connection with compensation cost previously recognized in income.

Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Reserves and allowances not currently deductible for tax purposes	$14,161	$18,113
Basis difference related to fixed assets	7,891	15,083
Compensation and benefits	3,932	4,550
Basis difference for inventory valuation	2,252	3,549
Compensatory stock options and rights	9,927	9,932
Deferred revenue and other	2,151	1,330
Operating loss carryforwards	66,332	4,766
Tax credit carryforwards	9,402	8,124
Correlative effects of global income allocations	424	—
Basis difference related to intangible assets with a definite life	2,725	1,519

Total deferred tax assets	119,197	66,966
Valuation allowance for deferred tax assets	(110,844)	(1,704)

Deferred tax assets, net of valuation allowance	$8,353	$65,262

Deferred tax liabilities:
State taxes, net of federal income tax benefit	(1,472)	(3,744)
Prepaid expenses	(2,582)	(2,086)
Other	(108)	(138)
Basis difference related to intangible assets with an indefinite life	(34,313)	(33,397)

Total deferred tax liabilities	(38,475)	(39,365)

Net deferred tax assets	$(30,122)	$25,897

Net deferred tax assets are shown on the accompanying consolidated balance sheets as follows:
Current deferred tax assets	$4,029	$23,514
Non-current deferred tax assets	1,386	3,786
Current deferred tax liabilities	(4,108)	(27)
Non-current deferred tax liabilities	(31,429)	(1,376)

Net deferred tax assets (liabilities)	$(30,122)	$25,897

The current year change in net deferred taxes of $56,019,000 is comprised of a net deferred expense of $57,291,000 recorded through current income tax expense for the year ended December 31, 2011, offset by $88,000 of foreign currency translation adjustments and a net deferred benefit of $1,184,000 related to reserves for uncertain tax positions in accordance with ASC Topic 740-25-6.

Deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are anticipated to be in effect at the time the differences are expected to reverse. The realization of the deferred tax assets, including the loss and credit carry forwards listed above, is subject to the Company generating sufficient taxable income during the periods in which the temporary differences become realizable. In accordance with the applicable accounting rules, the Company maintains a valuation allowance for a deferred tax asset when it deemed it to be more likely than not that some or all of the deferred tax asset will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions.

At December 31, 2011, the Company had deferred tax assets of $119,197,000. Approximately $115,296,000 of the deferred tax assets pertain to the Company’s U.S. business and $3,901,000 pertain to foreign jurisdictions. In evaluating the likelihood that these deferred tax assets will be realized, the Company considered the Company’s taxable loss in the United States in each of the past three years, the reasons for such loss, the Company’s projected financial forecast for the U.S business, and the dates on which the deferred tax assets are expected to expire. When evaluated in light of the applicable standards, this evidence suggests that the Company should establish a valuation allowance. As a result, in 2011, the Company recorded a $52,455,000 increase to income tax expense in order to establish a valuation allowance against its U.S. deferred tax assets and discontinued recognizing income tax benefits related to its U.S. net operating losses. If sufficient positive evidence arises in the future, such as a sustained return to profitability, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached. The Company has concluded that with respect to non-U.S. entities, there is sufficient positive evidence to conclude that realization of its deferred tax assets is deemed to be more likely than not under applicable accounting rules, and no allowances have been established.

The non-cash charge to establish a valuation allowance does not have any impact on the Company’s consolidated cash flows, nor does such an allowance preclude the Company from using loss carry forwards or other deferred tax assets in the future, except as described below. Until the Company re-establishes a pattern of continuing profitability, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the consolidated statement of operations for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the consolidated statement of operations.

As a result of the establishment of the valuation allowance against its U.S. deferred tax assets, the Company does not recognize a tax benefit on taxable losses generated in the U.S. Furthermore, income taxes related to intercompany profits generated from sales in the U.S. to the Company’s foreign subsidiaries that would typically impact the statement of operations in periods with no valuation allowance are no longer deferred and amounts previously accumulated as prepaid tax expense are charged to the provision for income taxes in the statement of operations. The reversal of the prepaid tax asset is included in the determination of the annual estimated effective tax rate resulting in $21,634,000 of tax expense for the year ended 2011.

The Company has federal and state income tax credit carryforwards of $5,166,000 and $6,363,000 respectively, which will expire at various dates beginning in 2020. Such credit carryforward expire as follows:

U.S. foreign tax credit	3,579,000	2020 - 2021
U.S. research tax credit	1,587,000	2030 - 2031
State investment tax credits	555,000	Do not expire
State research tax credits	5,808,000	Do not expire

The Company has recorded a deferred tax asset reflecting the benefit of operating loss carryforwards. The net operating losses expire as follows:

U.S. loss carryforwards	$159,917,000	2031
State loss carryforwards	$121,919,000	2012 - 2034
Foreign loss carryforwards	$1,174,000	2019

Although the Company has set up a valuation allowance against the majority of its U.S. federal and state deferred tax assets, which include net operating loss carry forwards (“NOLs”) and other losses, such allowance does not preclude the Company from using the deferred tax assets in the future. However, the Company’s ability to utilize the losses to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative increase in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. Although the Company’s ownership has changed significantly during the three-year period ended December 31, 2011 (due in significant part to the Company’s June 2009 preferred stock offering), the Company does not believe there has been a cumulative increase in ownership in excess of 50 percentage points during that period. The Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three year period and the Company was limited in the amount of losses it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.

A reconciliation of the effective tax rate on income or loss and the statutory tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	(0.8)%	1.5%	1.4%
Federal and State tax credits, net of U.S. tax benefit	—	2.6%	5.4%
Expenses with no tax benefit	0.2%	(2.4)%	(3.4)%
Domestic manufacturing tax benefits	—	—	(0.7)%
Effect of foreign rate changes	(0.5)%	—	—
Amortization of intangibles with an indefinite life	(1.0)%	—	—
Release of prepaid taxes on intercompany profit	(24.0)%	—	—
Change in deferred tax valuation allowance	(98.6)%	2.2%	(0.8)%
Reversal of previously accrued taxes	—	1.4%	1.5%
Accrual for interest and income taxes related to uncertain tax positions	(0.6)%	5.2%	7.7%
Other	(0.1)%	1.6%	2.4%

Effective tax rate	(90.4)%	47.1%	48.5%

In 2011, 2010 and 2009, the tax rate benefited from net favorable adjustments to previously estimated tax liabilities in the amount of $2,000, $515,000 and $457,000, respectively. The most significant favorable adjustments in each year related to adjustments resulting from the finalization of the Company’s prior year U.S. and state income tax returns as well as agreements reached with the Internal Revenue Service (“IRS”) and other major jurisdictions on certain issues necessitating a reassessment of the Company’s tax exposures for all open tax years, with no individual year being significantly affected.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Balance at January 1	$9,121	$15,831	$16,525
Additions based on tax positions related to the current year	830	1,825	1,364
Additions for tax positions of prior years	370	110	866
Reductions for tax positions of prior years	(39)	(1,832)	(70)
Settlement of tax audits	—	(4,157)	(1,842)
Reductions due to lapsed statute of limitations	(407)	(2,656)	(1,012)

Balance at December 31	$9,875	$9,121	$15,831

As of December 31, 2011, the liability for income taxes associated with uncertain tax benefits was $9,875,000 and can be reduced by $4,310,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments which was recorded as a long-term income tax receivable, as well as $1,089,000 of tax benefits associated with state income taxes and other timing adjustments which are recorded as deferred income taxes pursuant to ASC Topic 740-25-6. The net amount of $4,476,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.

The Company does expect changes in the amount of unrecognized tax benefits in the next twelve months; however, the Company does not expect the changes to have a material impact on its results of operations or its financial position.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2011, 2010 and 2009, the Company recognized tax expense of approximately $242,000, and a net benefit of approximately $490,000 and $190,000, respectively, related to interest and penalties in the provision for income taxes. As of December 31, 2011 and 2010, the Company had accrued $890,000 and $648,000, respectively, (before income tax benefit) in long-term liabilities for the payment of interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2007 and prior
California (U.S.)	2006 and prior
Canada	2006 and prior
Japan	2007 and prior
Korea	2008 and prior
United Kingdom	2007 and prior

As of December 31, 2011, the Company did not provide for United States income taxes or foreign withholding taxes on a cumulative total of $97,551,000 of undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings.

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2010, the Company identified that it had understated its long-term deferred tax liabilities by approximately $8,967,000 in its consolidated financial statements as of December 31, 2010 and in certain prior periods. This understatement relates to the tax treatment of certain intangible assets, certain depreciable assets, deductible stock options and deferred revenue related to gift cards, all of which relate to periods prior to 2008. Accordingly, the Company recorded a prior period adjustment as of December 31, 2008, which resulted in a decrease to retained earnings of $9,428,000 and an increase to additional paid-in capital of $461,000, with corresponding decreases of $879,000 and $8,088,000 to short-term and long-term deferred tax assets. These corrections do not impact the Company’s consolidated statements of operations previously reported in the Company’s consolidated financial statements for each of the three years in the period ended December 31, 2010. The Company does not believe the foregoing corrections are material to such financial statements. The effects of these corrections on the Company’s December 31, 2010 consolidated financial statements are summarized as follows (in thousands):

	December 31, 2010
	As Previously Reported	As Corrected
Deferred tax assets, net (current)	$24,393	$23,514
Deferred tax assets, net (non-current)	$11,874	$3,786
Additional paid-in capital	$263,774	$264,235
Retained earnings	$442,405	$432,977

Note 17. Commitments and Contingencies

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

On February 25, 2011, the District Court in Delaware entered an order temporarily staying the 2009 cases pursuant to the stipulation of the parties. On May 6, 2011, the parties requested, and the District Court agreed, to temporarily continue the stay of the 2009 cases. Pursuant to an agreement between the parties, the stay remains in place.

Corporate Trade Inc. Litigation

On January 19, 2009, the Company filed suit in the Superior Court for the County of San Diego, Case No. 37-2009-00050363-CU-BC-NC, against Corporate Trade Inc. (“CTI”) seeking damages for breach of contract and for declaratory relief based on the asserted use and transfer of corporate trade credits to the Company in connection with the purchase of assets from Top-Flite in 2003. On January 26, 2009, CTI filed its own suit in the United States District Court for the Southern District of New York, Case No. 09CV0698, asserting claims for breach of contract, account stated and unjust enrichment, and seeking damages of approximately $8,900,000. On February 26, 2009, CTI removed the Company’s San Diego case to the United States District Court for the Southern District of California. On March 1, 2010, the San Diego case was transferred to the Southern District of New York where it was consolidated with the New York case. On January 17, 2012, the parties entered into a settlement agreement resolving all disputes; the case was dismissed on January 25, 2012.

Lease Commitments

The Company leases certain warehouse, distribution and office facilities, vehicles as well as office equipment under operating leases. Lease terms range from 1 to 7 years expiring at various dates through February 2018, with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

2012	$14,059
2013	6,318
2014	5,078
2015	3,633
2016	2,137
Thereafter	1,896

$33,121

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $22,318,000, $13,967,000 and $13,567,000, respectively.

Unconditional Purchase Obligations and Other Contractual Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of December 31, 2011, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $79,049,000 over the next six years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of December 31, 2011 are as follows (in thousands):

2012	$47,447
2013	20,195
2014	10,926
2015	430
2016	26
Thereafter	25

$79,049

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

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments will be required under the indemnities, commitments and guarantees described above. The fair value of indemnities, commitments and guarantees that the Company issued during the year ended December 31, 2011 was not material to the Company’s financial position, results of operations or cash flows.

Employment Contracts

The Company has entered into employment contracts with certain of the Company’s officers. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by the Company for convenience or by the officer for substantial cause. For the year ended December 31, 2011, the Company recognized $16,329,000 in severance benefits in connection with the Reorganization and Reinvestment Initiatives announced in June 2011 (see Note 3). In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide for certain protections in the event of such a change in control. These protections include the payment of certain severance benefits, including salary continuation, upon the termination of employment following a change in control.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The following table summarizes the valuation of the Company’s foreign currency exchange contracts by the above pricing levels as of the valuation dates listed (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Foreign currency derivative instruments—asset position	$2,514	$2,514	$1,786	$1,786
Foreign currency derivative instruments—liability position	3,746	3,746	11,775	11,775

The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations.

Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include property, plant and equipment, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the years ended December 31, 2011 and 2010, certain non-amortizing intangible assets were written down to their implied fair value, resulting in impairment charges of $5,413,000 and $7,547,000, respectively (see Note 9). In addition, in 2011, the Company recognized an impairment charge of $1,120,000 related to goodwill of its Australian reporting unit (see Note 9). The implied fair values of the non-amortizing intangibles and goodwill were based on significant unobservable inputs, and as a result, the fair value measurements are classified as Level 3.

Note 19. Segment Information

The Company’s operating segments are organized on the basis of products and include golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf and Top-Flite woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, GPS on-course range finders, other golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls that are designed, manufactured and sold by the Company. There are no significant intersegment transactions.

The table below contains information utilized by management to evaluate its operating segments.

	2011	2010	2009
	(In thousands)
Net sales
Golf Clubs(1)	$726,169	$791,066	$772,084
Golf Balls(1)	160,359	176,590	178,715

	$886,528	$967,656	$950,799

Loss before income tax
Golf Clubs(1),(2),(3)	$(3,899)	$39,176	$34,502
Golf Balls(1),(2),(3)	(12,655)	2,559	(9,427)
Reconciling items(4)	(73,707)	(77,297)	(54,678)

	$(90,261)	$(35,562)	$(29,603)

Identifiable assets(5)(7)
Golf Clubs	$409,074	$438,002	$406,835
Golf Balls(6)	92,280	122,147	129,796
Reconciling items(5)(7)	225,758	315,863	330,332

	$727,112	$876,012	$866,963

Additions to long-lived assets
Golf Clubs	$23,087	$20,548	$33,892
Golf Balls	6,680	2,023	3,315

	$29,767	$22,571	$37,207

Goodwill
Golf Clubs	$29,203	$30,630	$31,113
Golf Balls	—	—	—

	$29,203	$30,630	$31,113

Depreciation and amortization
Golf Clubs	$26,695	$26,582	$26,644
Golf Balls	11,941	14,367	14,104

	$38,636	$40,949	$40,748

(1)	Certain prior period amounts have been reclassified to conform to the current year presentation.
(2)	The Company has been actively implementing certain initiatives targeted at improving gross margins (see Note 3). In connection with these initiatives, for the years ended December 31, 2011, 2010 and 2009, the Company incurred total pre-tax charges of $24,680,000, $14,816,000 and $6,156,000, respectively. Of these total charges, the Company’s golf clubs segment absorbed $15,552,000, $12,065,000 and $4,644,000, respectively, and the Company’s golf balls segment absorbed $5,038,000, $762,000 and $1,512,000, respectively.
(3)	In connection with the Company’s Reorganization and Reinvestment Initiatives (see Note 3), in 2011, the Company recognized pre-tax charges of $16,329,000, of which $5,642,000 and $1,329,000 were absorbed by the Company’s golf clubs and golf balls operating segments, respectively. In 2010 and 2009, the Company recognized total pre-tax charges of $3,973,000 and $5,174,000, respectively, in connection with certain workforce reductions. In connection with these reductions, the Company’s golf clubs segment absorbed pre-tax charges of $1,261,000 and $3,104,000 in 2010 and 2009, respectively, and the Company’s golf balls segment absorbed pre-tax charges of $243,000 and $894,000 in 2010 and 2009, respectively. Amounts included in corporate general and administrative expenses not allocated to the segments for the aforementioned initiatives totaled $9,358,000, $2,469,000 and $1,176,000 in 2011, 2010 and 2009, respectively.

(4)	Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. These reconciling items include the following: (i) pre-tax impairment charges of $6,533,000 and $7,547,000 for 2011 and 2010, respectively, primarily related to certain trademarks and trade names (see Note 9), (ii) net losses of $8,153,000, $11,674,000, and $482,000 for 2011, 2010 and 2009, respectively, related to net realized and unrealized foreign currency hedging losses, offset by net foreign currency transaction gains included in other income (expense), and (iii) a pre-tax gain of $6,170,000 recognized in 2011 in connection with the sale of certain buildings (see Note 7).
(5)	Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments.
(6)	Includes property classified as available for sale in the amount of $1,500,000 in 2010 and $1,890,000 in 2009. Property held for sale represents the net book value of the golf ball manufacturing facility in Gloversville, New York. Property was sold in 2011 (see Note 7).
(7)	Total identifiable assets for 2010 and 2009 have been corrected from the amounts previously reported to reflect a decrease in net deferred tax assets relating to periods previously reported. This correction resulted in a $879,000 decrease to short-term net deferred tax assets, a $8,088,000 decrease to long-term net deferred tax assets and a decrease to shareholders’ equity of $8,967,000 (see Note 16).

The Company’s net sales by product category are as follows:

	Year Ended December 31,
	2011	2010(1)	2009(1)
	(In thousands)
Net sales
Drivers and Fairway Woods	$212,901	$225,227	$223,168
Irons	207,790	223,875	232,684
Putters	88,831	106,246	98,305
Golf Balls	160,359	176,590	178,715
Accessories and Other	216,647	235,718	217,927

	$886,528	$967,656	$950,799

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Sales	Long-Lived Assets (excluding goodwill, intangible assets and deferred tax assets)
	(In thousands)
2011
United States	$419,448	$127,965
Europe	133,572	2,163
Japan	149,768	8,386
Rest of Asia	82,746	4,308
Other foreign countries	100,994	8,414

	$886,528	$151,236

2010
United States	$468,214	$140,623
Europe	130,106	1,633
Japan	164,810	8,635
Rest of Asia	89,455	4,231
Other foreign countries	115,071	7,416

	$967,656	$162,538

2009
United States	$475,383	$155,031
Europe	134,508	2,051
Japan	162,695	7,471
Rest of Asia	76,963	3,040
Other foreign countries	101,250	4,607

	$950,799	$172,200

Note 20. Transactions with Related Parties

The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving for the Company and makes grants to carefully selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. During 2011, 2010 and 2009, the Company did not make any contributions to the Foundation.

Note 21. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2011 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$285,599	$273,814	$173,243	$153,872	$886,528
Gross profit	$123,681	$102,662	$47,386	$37,573	$311,302
Net income (loss)(1)(2) (3)	$12,818	$(59,066)	$(62,587)	$(62,985)	$(171,820)
Dividends on convertible preferred stock	$2,625	$2,625	$2,625	$2,625	$10,500
Net income (loss) allocable to common shareholders(1) (2)(3)(4)	$10,193	$(61,691)	$(65,212)	$(65,610)	$(182,320)
Earnings (loss) per common share(6)
Basic(1)(2)(3)(4)	$0.16	$(0.96)	$(1.01)	$(1.01)	$(2.82)
Diluted(1)(2)(3)(4)	$0.15	$(0.96)	$(1.01)	$(1.01)	$(2.82)

	Fiscal Year 2010 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$302,875	$303,609	$175,644	$185,528	$967,656
Gross profit	$137,295	$123,626	$49,051	$55,524	$365,496
Net income (loss)(5)	$20,303	$11,465	$(18,317)	$(32,255)	$(18,804)
Dividends on convertible preferred stock	$2,625	$2,625	$2,625	$2,625	$10,500
Net income (loss) allocable to common shareholders(5)	$17,678	$8,840	$(20,942)	$(34,880)	$(29,304)
Earnings (loss) per common share(6)
Basic(5)	$0.28	$0.14	$(0.33)	$(0.54)	$(0.46)
Diluted(5)	$0.24	$0.14	$(0.33)	$(0.54)	$(0.46)

(1)	During the second quarter of 2011, the Company recognized $52,751,000 ($0.82 per share) of tax expense in order to establish a valuation allowance against its U.S. deferred tax assets. During the third and fourth quarters of 2011, in connection with the establishment of the valuation allowance, the Company recognized $12,237,000 ($0.19 per share) and $9,397,000 ($0.14 per share), respectively, of certain tax assets on intercompany profits (see Note 16).
(2)	Net loss and net loss allocable to common shareholders for the second quarter of 2011 have been corrected from the amounts previously reported to correct an overstatement in the valuation allowance related to deferred tax assets. As a result of this correction, net loss and net loss allocable to common shareholders were decreased by $4,498,000, and loss per common share decreased from $(1.03) per share to $(0.96) per share. This will be reflected in the interim condensed consolidated financial statements on the Company’s 2012 Quarterly Report on Form 10-Q.
(3)	During the first quarter of 2011, the Company recognized an after-tax gain of $3,924,000 ($0.05 per share) in connection with the sale of certain buildings (see Note 7).
(4)	During the second quarter of 2011, the Company recognized an after-tax impairment charge of $3,329,000 ($0.05 per share) related to certain trademarks and trade names (see Note 9).
(5)	During the fourth quarter of 2010, the Company recognized an after-tax impairment charge of $4,793,000 ($0.07 per share) related to certain trademarks and trade names (see Note 9).
(6)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

Note 22. Subsequent Event

On February 16, 2012, the Company completed the sale of its Ben Hogan brand, which included all trademarks, service marks, and certain other intellectual property as well as license arrangements for apparel and accessories under the Ben Hogan brand name, for net proceeds of approximately $6,800,000. The sale resulted in a net gain of approximately $700,000.

SCHEDULE II

CALLAWAY GOLF COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010 and 2009

Date	Allowance for Sales Returns	Allowance for Doubtful Accounts
	(In thousands)
Balance, December 31, 2008	$6,424	$8,619
Provision	23,607	2,469
Write-off, disposals, costs and other, net	(24,306)	(1,618)

Balance, December 31, 2009	5,725	9,470
Provision	29,026	3,091
Write-off, disposals, costs and other, net	(29,796)	(3,150)

Balance, December 31, 2010	4,955	9,411
Provision	36,239	2,028
Write-off, disposals, costs and other, net	(34,673)	(4,176)

Balance, December 31, 2011	$6,521	$7,263

S-1

EXHIBIT INDEX

Exhibit	Description

10.35	Form of Notice of Grant and Agreement for Stock Appreciation Right.

12.1	Ratio of Combined Fixed Charges and Preference Dividends to Earnings.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

24.1	Form of Limited Power of Attorney.

31.1	Certification of Anthony S. Thornley pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Anthony S. Thornley and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

* The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.