Form 10-Q
period 2012-03-31
CALLAWAY GOLF CO
filed 2012-04-27
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of March 31, 2012 was 65,029,855.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, estimated unrecognized stock compensation expense, projected capital expenditures, projected amortization expense related to intangible assets, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, the estimated savings and reinvestments related to the Company’s restructuring plan, the profitability of future products as well as implementing measures that will drive growth and profitability in 2012 are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in economic conditions, credit markets, or foreign currency exchange rates, the level of promotional activity in the marketplace, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Anypoint—Backstryke—Big Bertha—Black Series Tour Designs—Callaway—Callaway Golf—Callaway uPro GO—C Grind—Chev—Chev 18—Chevron Device—D.A.R.T.—Demonstrably Superior and Pleasingly Different—Diablo Edge-Diablo Forged—Diablo Octane—Divine—Eagle-ERC—FTiZ—FT Performance—FT Tour—Fusion—Gems—Great Big Bertha—Heavenwood—HX—HX Diablo—HX Diablo Tour—Hex Aerodynamics—Hex Black Tour— Hex Chrome—IMIX—Legacy—Legacy Aero—Legend—Marksman—Number One Putter in Golf—Odyssey—OptiFit—ORG.14—Razr Fit—Razr Hawk—Razr X—Razr XF—Razr X Forged—Razr X Muscleback—Razr X Tour—Rossie—S2H2—Sabertooth—Solaire—Steelhead—Strata—Stronomic—Teron—Tech Series—Ti-Hot—Tour Authentic—Tour i—Tour i(S)—Tour iX—Tour i(Z)—Trade In! Trade Up!—Tru Bore—uPro—uPro MX—VFT—War Bird—White Hot—White Hot Tour—White Hot XG—White Ice—World’s Friendliest—X-Act—XJ Series—X-SPANN—Xtra Traction Technology—XTT—Xtra Width Technology—XWT-2-Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$51,669	$43,023
Accounts receivable, net	255,259	115,673
Inventories	236,240	233,070
Deferred taxes, net	3,950	4,029
Income taxes receivable	1,899	3,654
Other current assets	23,373	19,880

Total current assets	572,390	419,329
Property, plant and equipment, net	117,098	117,147
Intangible assets, net	100,885	121,935
Goodwill	29,618	29,203
Deferred taxes, net	1,414	1,386
Other assets	37,829	38,112

Total assets	$859,234	$727,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$150,472	$129,193
Accrued employee compensation and benefits	23,508	23,785
Accrued warranty expense	8,262	8,140
Deferred taxes	4,108	4,108
Income tax liability	520	2,558
Asset-backed credit facility	85,900	—

Total current liabilities	272,770	167,784
Long-term liabilities:
Income taxes payable	8,292	8,115
Deferred taxes, net	29,149	31,429
Long-term other	7,035	6,970
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 1,400,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	14	14
Common stock, $.01 par value, 240,000,000 shares authorized, 66,352,565 and 66,340,695 shares issued at March 31, 2012 and December 31, 2011, respectively	664	663
Additional paid-in capital	263,179	265,067
Retained earnings	276,426	247,941
Accumulated other comprehensive income	14,364	14,071
Less: Common Stock held in treasury, at cost, 1,322,710 shares and 1,453,819 shares at March 31, 2012 and December 31, 2011, respectively	(15,688)	(17,800)

Total Callaway Golf Company shareholders’ equity	538,959	509,956

Non-controlling interest in consolidated entity (Note 10)	3,029	2,858

Total shareholders’ equity	541,988	512,814

Total liabilities and shareholders’ equity	$859,234	$727,112

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Net sales	$285,098	$285,599
Cost of sales	160,727	161,918

Gross profit	124,371	123,681
Operating expenses:
Selling expense	76,838	75,219
General and administrative expense	12,234	16,287
Research and development expense	7,473	9,197

Total operating expenses	96,545	100,703

Income from operations	27,826	22,978
Other income (expense), net	3,684	(1,380)

Income before income taxes	31,510	21,598
Income tax (benefit) provision	(292)	8,780

Net income	31,802	12,818
Dividends on convertible preferred stock	2,625	2,625

Net income allocable to common shareholders	$29,177	$10,193

Earnings per common share:
Basic	$0.45	$0.16
Diluted	$0.37	$0.15
Weighted-average common shares outstanding:
Basic	64,983	64,303
Diluted	84,930	84,719

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$31,802	$12,818
Other comprehensive income, net of tax:
Foreign currency translation adjustments	293	2,349

Other comprehensive income, net of tax	293	2,349

Comprehensive income	$32,095	$15,167

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$31,802	$12,818
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,745	9,880
Deferred taxes	(2,321)	(125)
Non-cash share-based compensation	788	2,305
Gain on disposal of long-lived assets	(559)	(6,242)
Gain on sale of intangible assets	(6,616)	—
Changes in assets and liabilities:
Accounts receivable, net	(140,786)	(122,579)
Inventories	(4,029)	11,533
Other assets	(2,010)	2,001
Accounts payable and accrued expenses	23,332	27,712
Accrued employee compensation and benefits	(977)	8,437
Accrued warranty expense	122	219
Income taxes receivable/payable	(13)	9,661
Other liabilities	116	5,006

Net cash used in operating activities	(92,406)	(39,374)

Cash flows from investing activities:
Capital expenditures	(8,687)	(6,918)
Proceeds from sales of property, plant and equipment	50	18,172
Proceeds from sales of intangible assets	26,861	—

Net cash provided by investing activities	18,224	11,254

Cash flows from financing activities:
Issuance of common stock	1	1,160
Dividends paid	(3,279)	(3,270)
Proceeds from credit facilities, net	85,900	3,000
Other financing activities	169	169

Net cash provided by financing activities	82,791	1,059

Effect of exchange rate changes on cash and cash equivalents	37	560

Net increase (decrease) in cash and cash equivalents	8,646	(26,501)
Cash and cash equivalents at beginning of year	43,023	55,043

Cash and cash equivalents at end of period	$51,669	$28,542

Supplemental disclosures:
Cash received (paid) for income taxes, net	$(1,982)	$2,040
Cash received (paid) for interest and fees	$673	$(56)
Dividends payable	$438	$438
Acquisition of treasury stock for minimum statutory withholding taxes	$602	$665
Purchases of capital expenditures unpaid at period end	$891	$1,333

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Callaway Golf Shareholders									Non-controlling Interest	Total
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2011	1,400	$14	66,341	$663	$265,067	$247,941	$14,071	(1,454)	$(17,800)	$2,858	$512,814

Acquisition of treasury stock for minimum statutory withholding taxes	—	—	—	—	—	—	—	(91)	(602)	—	(602)
Issuance of treasury stock	—	—	—	—	(2,714)	—	—	222	2,714	—	—
Compensatory stock and stock options	—	—	—	—	788	—	—	—	—	—	788
Stock dividends	—	—	12	1	38	(38)	—	—	—	—	1
Cash dividends	—	—	—	—	—	(3,279)	—	—	—	—	(3,279)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	293	—	—	—	293
Net income	—	—	—	—	—	31,802	—	—	—	171	31,973

Balance, March 31, 2012	1,400	$14	66,353	$664	$263,179	$276,426	$14,364	(1,323)	$(15,688)	$3,029	$541,988

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company” or “Callaway Golf”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

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

Recent Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s disclosures to the consolidated financial statements.

2. Restructuring Initiatives

Global Operations Strategy

In 2010, the Company began the implementation of its Global Operations Strategy Initiatives (“GOS Initiatives”), which targeted the restructuring and relocation of the Company’s manufacturing and distribution operations. This restructuring, which is designed to add speed and flexibility to customer service demands, optimize efficiencies, and facilitate long-term gross margin improvements, includes the reorganization of the Company’s manufacturing and distribution centers located in Carlsbad, California, Toronto, Canada, and Chicopee, Massachusetts, the creation of third-party logistics sites in Dallas, Texas and Toronto, Canada, as well as the establishment of a new production facility in Monterrey, Mexico. This restructuring was completed in 2011 and only nominal charges were incurred in 2012. The Company intends to maintain limited manufacturing and distribution facilities in Carlsbad, California and Chicopee, Massachusetts.

For the three months ended March 31, 2011, the Company recorded pre-tax charges of $6,529,000 in connection with this restructuring, of which $6,302,000 and $227,000 were recognized within cost of sales and general and administrative expenses, respectively, and $4,540,000 and $1,762,000 were absorbed by the Company’s golf clubs and golf balls segments, respectively. Charges related to corporate general and administrative expenses were excluded from the Company’s operating segments. In the aggregate through December 31, 2011, the Company recognized total charges of $39,496,000 in connection with the GOS Initiatives. Amounts payable at March 31, 2012 and December 31, 2011 are included in accrued employee compensation and benefits, and also in accounts payable and accrued expenses at December 31, 2011 in the accompanying consolidated condensed balance sheet.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The charges recognized under this restructuring included non-cash charges for the acceleration of depreciation on certain golf club and golf ball manufacturing equipment and cash charges related to severance benefits and transition costs, which consist primarily of consulting expenses, costs associated with redundancies during the start-up and training phase of the new production facility in Monterrey, Mexico, start-up costs associated with the establishment of third-party logistics sites, travel expenses, and costs associated with the transfer of inventory and equipment.

Reorganization and Reinvestment Initiatives

In June 2011, the Company announced that it was implementing certain restructuring initiatives (the “Reorganization and Reinvestment Initiatives”) that involve (i) streamlining the Company’s organization to reduce costs, simplify internal processes, and increase focus on the Company’s consumers and retail partners, (ii) reorganizing the Company’s organizational structure to place greater emphasis on global brand management and improve the effectiveness of the Company’s key initiatives, and (iii) reinvesting in brand and demand creation initiatives to drive sales growth. The Company’s restructuring plan is expected to result in annualized pre-tax savings of approximately $50,000,000 with up to half of the savings to be reinvested into the Callaway and Odyssey brands and more effective demand creation initiatives. The majority of these savings and reinvestments are expected to be realized in 2012.

During the quarter ended March 31, 2012, the Company recognized $442,000 of charges in connection with these initiatives of which $150,000 and $292,000 were recognized in cost of goods sold and operating expenses, respectively. Total charges absorbed by the Company’s golf clubs and golf balls operating segments were $363,000 and $79,000, respectively. The Company expects future estimated charges of $558,000, to be settled in cash, during the balance of 2012.

The table below depicts the activity and liability balances recorded as part of the GOS Initiatives and the Reorganization and Reinvestment Initiatives as well as the current estimated future charges relating to these initiatives (in thousands). Amounts payable as of March 31, 2012 and December 31, 2011 are included in accrued employee compensation and benefits on the accompanying consolidated condensed balance sheet.

	GOS Initiatives		Reorganization and Reinvestment Initiatives
	Workforce Reductions	Transition Costs	Workforce Reductions	Total
Restructuring payable balance, December 31, 2011	$1,219	$55	$5,357	$6,631
Charges to cost and expense	—	21	442	463
Cash payments	(559)	(76)	(3,357)	(3,992)

Restructuring payable balance, March 31, 2012	$660	$—	$2,442	$3,102

Total future estimated charges as of March 31, 2012	$—	$—	$558	$558

3. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Standards Codification (“ASC”) 270, “Interim Reporting,” and ASC 740, “Accounting for Income Taxes” (together, “ASC 740”). In general, at the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment, including the expected operating income/loss for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or as the tax environment changes. For the three months ended March 31, 2012, the discrete method was used to calculate the Company’s U.S. interim tax expense as the annual effective rate was not considered a reliable estimate of year-to-date income tax expense. Under the discrete method, the Company determines its U.S. tax expense based upon actual results as if the interim period were an annual period. The Company’s full U.S. valuation allowance position, the tax effects related to the changes in indefinite life intangibles and the seasonality of the Company’s business create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the use of the discrete method is more appropriate than the annual year effective tax rate method.

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could impact the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state, and international taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company (“uncertain tax positions”) and, therefore, require the Company to pay additional taxes. In accordance with ASC 740, the Company accrues for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not (50% likelihood) that the Company would be required to pay additional taxes. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s consolidated condensed financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.” As of March 31, 2012, the liability for income taxes associated with uncertain tax positions was $9,936,000 and could be reduced by $4,373,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments as well as $1,088,000 of tax benefits associated with state income taxes. The net amount of $4,475,000, if recognized, would favorably affect the Company’s consolidated condensed financial statements and effective income tax rate. The Company does not expect that unrecognized tax benefit liabilities will significantly increase or decrease during the next 12 months.

Deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are anticipated to be in effect at the time the differences are expected to reverse. The realization of the deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the temporary differences become realizable. The Company establishes a valuation allowance against its deferred tax assets when required by applicable accounting rules, increasing income tax expense in the period that such allowance is established. During the second quarter of 2011, the Company evaluated whether the realization of its U.S. deferred tax assets would be deemed likely under applicable accounting rules, and

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

considered, among other things, the Company’s taxable losses in the United States from 2009 to 2011. When evaluated in light of the applicable standards, this evidence suggested that the Company should establish a valuation allowance. As a result, during 2011, the Company recorded a valuation allowance against its U.S. deferred tax assets. At each quarter end that a valuation allowance is maintained, as the U.S. deferred tax assets are adjusted upwards or downwards, the associated valuation allowance and income tax expense will be adjusted. If sufficient positive evidence arises in the future, such as a sustained return to profitability, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached. The Company has concluded that with respect to non-U.S. entities, there is sufficient positive evidence to conclude that realization of its deferred tax assets is deemed to be likely under applicable accounting rules, and no allowances have been established.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the three months ended March 31, 2012 and 2011, the Company recognized approximately $62,000 and $98,000, respectively, of interest expense and penalties in the provision for income taxes. As of March 31, 2012 and December 31, 2011, the Company had accrued $952,000 and $890,000, respectively, before income tax benefit, for the payment of interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2007 and prior
California (United States)	2006 and prior
Canada	2006 and prior
Japan	2007 and prior
South Korea	2008 and prior
United Kingdom	2007 and prior

Although the Company has set up a valuation allowance against the majority of its U.S. federal and state deferred tax assets, which include tax credits, net operating loss carryforwards (“NOLs”) and other losses, such allowance does not preclude the Company from using the deferred tax assets in the future. However, the Company’s ability to utilize the tax credits and losses to offset future taxable income may be limited significantly if the Company were to experience a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. The determination of whether a Section 382 ownership change has occurred is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. Although the Company’s ownership has changed significantly during the three-year period ended March 31, 2012 (due in significant part to the Company’s June 2009 preferred stock offering), the Company does not believe there has been a cumulative

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

increase in ownership by “5-percent shareholders” in excess of 50 percentage points during that period. The Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.

4. Sale of Buildings

In March 2011, the Company completed the sale of three of its buildings located in Carlsbad, California, and entered into lease-back agreements for each building over a period of one to five years. The sale of these buildings was in connection with the Company’s consolidating its campus into a more efficient layout, and the relocating of the Company’s golf club manufacturing facilities from Carlsbad, California to Monterrey, Mexico (see Note 2). The sale resulted in net proceeds of $18,079,000 and a net gain of $12,668,000, of which $6,170,000 was recognized in general and administrative expenses during the first quarter of 2011. Due to the lease-back arrangement, the Company deferred a portion of this gain in the amount of $6,498,000, which represents the sum of the net present value of the minimum future lease payments through the end of each respective lease term. During the quarter ended March 31, 2012, the Company recognized $511,000 of this deferred gain in general and administrative expenses. The amortization of the deferred gain will offset future rent expense over the term of the leases which range from 1 to 5 years.

5. Preferred Stock Offering

In June 2009, the Company sold 1,400,000 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140,000,000 and incurred costs of $6,085,000, which were recorded as an offset to additional paid-in capital in the consolidated condensed statement of shareholders’ equity. The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of March 31, 2012, the liquidation preference would have been $140,438,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

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

The Company may also elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. If the Company elects to mandatorily convert any preferred stock, it will make an additional payment on the preferred stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on the preferred stock. As of March 31, 2012, this amount would have been $2,188,000.

On or after June 20, 2012, the Company, at its option, may redeem the preferred stock, in whole or in part, at a price equal to 100% of the liquidation preference, plus all accrued and unpaid dividends. The preferred stock has no maturity date and has no voting rights prior to conversion into the Company’s common stock, except in limited circumstances.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Dilutive securities include the common stock equivalents of convertible preferred stock, options granted pursuant to the Company’s stock option plans and outstanding restricted stock units granted to employees and non-employees (see Note 14). Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with ASC Topic 260, “Earnings per Share” (“ASC 260”).

The following table summarizes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, and reconciles the weighted-average common shares used in the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Earnings per common share—basic
Net Income	$31,802	$12,818
Less: Preferred stock dividends	(2,625)	(2,625)

Net Income allocable to common shareholders	$29,177	$10,193

Weighted-average common shares outstanding—basic	64,983	64,303

Basic earnings per common share	$0.45	$0.16

Earnings per common share—diluted
Net Income	$31,802	$12,818

Weighted-average common shares outstanding—basic	64,983	64,303
Preferred stock weighted-average shares outstanding	19,858	19,858
Options, restricted stock and other dilutive securities	89	558

Weighted-average common shares outstanding—diluted	84,930	84,719

Diluted earnings per common share	$0.37	$0.15

Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended March 31, 2012 and 2011, antidilutive options outstanding totaling approximately 9,463,000 and 10,443,000 shares, respectively, were excluded from the calculations.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Inventories

Inventories are summarized below (in thousands):

	March 31, 2012	December 31, 2011
Inventories:
Raw materials	$50,263	$46,976
Work-in-process	909	1,286
Finished goods	185,068	184,808

	$236,240	$233,070

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

	Useful Life (Years)	March 31, 2012			December 31, 2011
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$108,834	$—	$108,834
Amortizing:
Patents	2-16	36,459	29,454	7,005	36,459	28,908	7,551
Developed technology and other	1-9	12,487	7,197	5,290	12,387	6,837	5,550

Total intangible assets		$137,536	$36,651	$100,885	$157,680	$35,745	$121,935

Aggregate amortization expense on intangible assets was approximately $906,000 and $1,006,000 for the three months ended March 31, 2012 and 2011, respectively. Amortization expense related to intangible assets at March 31, 2012 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2012	$2,644
2013	2,560
2014	1,882
2015	1,844
2016	1,834
2017	846
Thereafter	685

$12,295

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill at March 31, 2012 and December 31, 2011 was $29,618,000 and $29,203,000, respectively. The increase in goodwill during the three months ended March 31, 2012 of $415,000 was due to foreign currency fluctuations. Gross goodwill before impairments at March 31, 2012 and December 31, 2011 was $30,738,000 and $30,323,000, respectively.

In March 2012, in an effort to simplify the Company’s operations and increase focus on the Company’s core Callaway and Odyssey business, the Company sold certain assets related to the Top-Flite brand, including world-wide trademarks and service marks for net cash proceeds of $19,900,000. In addition, in February 2012, the Company completed the sale of the Ben Hogan brand including all trademarks, service marks and certain other intellectual property for net cash proceeds of $6,961,000. At the time of sale, the net book value of the Top-Flite and Ben Hogan assets totaled $20,244,000 and were included with the net identifiable assets of the Company’s golf ball operating segment. During the three months ended March 31, 2012, the Company recognized a pre-tax net gain of $6,616,000 in general and administrative expenses in the accompanying consolidated condensed statement of operations related to the sale of these two brands.

9. Investments

Investment in TopGolf International, Inc.

The Company has an investment in TopGolf International, Inc. (“TopGolf”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company owns $20,600,000 of preferred shares of TopGolf and has a Preferred Partner Agreement with TopGolf in which the Company has preferred signage rights, rights as the preferred supplier of golf products used or offered for use at TopGolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in the TopGolf retail stores, access to consumer information obtained by TopGolf, and other rights incidental to those listed.

The Company’s ownership interest in TopGolf is less than 20%. In addition, the Company does not have the ability to significantly influence the operating and financing activities and policies of TopGolf. Accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other,” and is included in other long-term assets in the accompanying consolidated condensed balance sheets as of March 31, 2012 and December 31, 2011.

10. Non-Controlling Interest

Investment in Qingdao Suntech Sporting Goods Limited Company

The Company has a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated condensed financial statements as of March 31, 2012 and December 31, 2011, in accordance with ASC Topic 810, “Consolidations.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which $1,988,000 was outstanding

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

as of both March 31, 2012 and December 31, 2011. The Company recorded the loan in other long-term assets in the accompanying consolidated condensed balance sheets as of March 31, 2012 and December 31, 2011.

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

	Three Months Ended March 31,
	2012	2011
Beginning balance	$8,140	$8,427
Provision	1,854	1,951
Claims paid/costs incurred	(1,732)	(1,732)

Ending balance	$8,262	$8,646

12. Financing Arrangements

The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $230,000,000, comprised of a $158,333,000 U.S. facility (of which $20,000,000 is available for letters of credit), a $31,667,000 Canadian facility (of which $5,000,000 is available for letters of credit) and a $40,000,000 United Kingdom facility (of which $2,000,000 is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. Borrowing under the U.K. facility will be permitted upon satisfaction of customary conditions relating to delivery of U.K. collateral security documents. The aggregate amount outstanding under the Company’s letters of credit was $2,500,000 at March 31, 2012. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.

As of March 31, 2012, the Company had $85,900,000 outstanding under the ABL Facility and had $51,669,000 of cash and cash equivalents. The Company’s seasonality, as well as the timing of product launches will affect the level of borrowings against the Company’s credit facilities. Generally, during the first quarter, the Company will rely more heavily on its credit facilities to fund operations as cash inflows from operations typically increase during the second and third quarters as a result of cash collections from customers. During 2012, the Company shifted its product launches to the first quarter. In the prior year, products were launched earlier in the fourth quarter of 2010. As such, the cash conversion cycle also shifted to later in the current year as compared to the prior year, which resulted in higher borrowings outstanding at March 31, 2012 compared to March 31, 2011. The maximum amount of Consolidated Funded Indebtedness (as defined by the ABL Facility), including borrowings under the ABL Facility, that could have been outstanding on March 31, 2012, was approximately $158,777,000. Average outstanding borrowings during the three months ended March 31, 2012 were $50,365,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing-twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). At March 31, 2012, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.75%.

The Company’s “availability ratio” is the ratio, expressed as a percentage of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins will be permanently reduced by 0.25% if EBITDA, as defined in the ABL Facility, meets or exceeds $25,000,000 over any trailing twelve-month period, and will be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50,000,000 over any trailing twelve-month period.

In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of March 31, 2012, the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company will be subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25,000,000. The Company’s borrowing base was above $25,000,000 during the three months ended March 31, 2012, and as such was not subject to compliance with the fixed charge coverage ratio.

The origination fees incurred in connection with the ABL Facility totaled $3,509,000, which will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees were $3,061,000 as of March 31, 2012, of which $720,000 was included in other current assets and $2,341,000 in other long-term assets in the accompanying consolidated condensed financial statements.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On March 15, 2011, the Company filed suit against the Director of the PTO in the United States District Court for the Eastern District of Virginia, Case No. 1:11 cv 266, seeking a court order vacating, holding unlawful, and setting aside the PTO’s orders in the reexamination proceedings initiated by Acushnet. Among other things, the Company has alleged that the PTO’s refusal to vacate or stay the reexamination proceedings—in the face of the Delaware court’s order determining that the PTO proceedings were initiated in breach of the 1996 settlement agreement—exceeded the PTO’s jurisdiction and authority and was arbitrary, capricious, and otherwise contrary to law. On July 27, 2011, the Court granted the PTO’s motion for summary judgment, holding

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

that the PTO’s actions were not arbitrary, capricious or contrary to the law. The Company has appealed the Court’s decision to the Federal Circuit, Appeal No. 2011-1551. As set forth below, the parties have reached a settlement of the 2006 Pro V1 Golf Ball Patent Infringement Litigation, and the appeals described above will be dismissed.

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

On February 25, 2011, the District Court in Delaware entered an order temporarily staying the 2009 cases pursuant to the stipulation of the parties. On May 6, 2011, the parties requested, and the District Court agreed, to temporarily continue the stay of the 2009 cases. Pursuant to an agreement between the parties, the stay remains in place. As set forth below, the parties have reached a settlement of this litigation, and the 2009 Pro V1 Golf ball litigation described above will be dismissed.

On April 13, 2012, Callaway Golf and Acushnet jointly announced that they reached a settlement of all pending litigation and disputes, including disputes beyond the golf ball suits described above. No money changed hands, but under the terms of the agreement, each company will have specified rights to make ball and clubs under patents owned by the other. The remaining terms of the settlement are confidential. The parties are in the process of dismissing the various suits and appeals described above.

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of March 31, 2012, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $93,522,000 over the next six years. In

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of March 31, 2012, are as follows (in thousands):

Remainder of 2012	$53,251
2013	26,248
2014	12,490
2015	740
2016	387
2017	406
Thereafter	—

$93,522

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2012 was not material to the Company’s financial position, results of operations or cash flows.

Employment Contracts

In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments, including salary continuation, upon the termination of employment by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interest, the contracts also generally provide for certain protections in the event of an actual or threatened change in control of the Company. These protections include the payment of certain severance benefits, such as salary continuation, upon the termination of employment following a change in control.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Share-Based Employee Compensation

As of March 31, 2012, the Company had one shareholder approved stock plan under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan. From time to time, the Company grants stock options, restricted stock units, phantom stock units, stock appreciation rights and other awards under this plan.

The table below summarizes the amounts recognized in the financial statements for the three months ended March 31, 2012 and 2011 for share-based compensation, including expense for phantom stock units and cash settled stock appreciation rights granted to employees (in thousands):

	Three months ended March 31,
	2012	2011
Cost of sales	$80	$163
Operating expenses	2,785	2,551

Total cost of employee share-based compensation included in income, before income tax	2,865	2,714
Amount of income tax recognized in earnings	(1,103)	(901)

Amount charged against net income	$1,762	$1,813

Impact on net income per common share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.02)	$(0.02)

Stock Options

During the three months ended March 31, 2012, the number of shares underlying stock options granted was nominal. During the three months ended March 31, 2011, the Company granted 1,731,000 shares underlying stock options at a weighted average grant-date fair value of $2.94 per share. Total compensation expense recognized for stock options during the three months ended March 31, 2012 and 2011 was $435,000 and $855,000, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of stock options granted during the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Dividend yield	1.2%	1.4%
Expected volatility	50.1%	48.5%
Risk free interest rate	0.8%	2.0%
Expected life	4.9 years	5.0 years

Restricted Stock Units

The Company granted 300,000 shares underlying restricted stock units during the three months ended March 31, 2012 at a weighted average grant-date fair value of $6.48. The number of shares underlying restricted stock units granted during the three months ended March 31, 2011 was nominal. Total compensation expense

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

recognized for restricted stock units during the three months ended March 31, 2012 and 2011 was $352,000 and $640,000, respectively. At March 31, 2012, the Company had $3,052,000 of total unrecognized compensation expense related to non-vested shares granted to employees and non-employees under the Company’s share-based compensation plan related to restricted stock units. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated condensed statement of operations due to the application of forfeiture rates.

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

During the first quarter of 2012, the Company granted 284,000 shares of PSUs with a grant date fair value of $1,900,000. The Company did not grant PSUs in 2011. At March 31, 2012, the fair value of total PSUs outstanding was $6,265,000. Compensation expense recognized for the three months ended March 31, 2012 and 2011 was $857,000 and $416,000, respectively. In connection with the PSUs, at March 31, 2012 and December 31, 2011, the Company accrued $1,556,000 and $1,325,000, respectively, in accrued employee compensation and benefits, and $1,027,000 and $594,000, respectively, in long-term other liabilities in the accompanying consolidated condensed balance sheets.

Stock Appreciation Rights

During the three months ended March 31, 2012, the Company granted 3,100,000 of cash settled stock appreciation rights (“SARs”). The Company records compensation expense for SARs based on the estimated fair value using the Black Scholes option-pricing model. SARs are remeasured based on a revised Black Scholes value at each interim reporting period until they reach the expected term date. As of March 31, 2012, the Company recognized $1,221,000 in compensation expense related to these awards, accrued $1,329,000 and $321,000 at March 31, 2012 and December 31, 2011, respectively, in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets. At March 31, 2012, the Company accrued $213,000 in long-term other liabilities in the accompanying consolidated condensed balance sheet. There was no accrual in long-term other liabilities at December 31, 2011.

In connection with an employment agreement with a former executive officer of the Company, the Company was contractually obligated to grant $11,730,000 in the form of various share-based awards over the service period stipulated in the agreement. As a result, the total contractual obligation related to these equity awards was recognized on a straight-line basis over the contract term, which resulted in the recognition of compensation expense of $699,000 during the first quarter of 2011. The executive’s employment with the Company terminated in June 2011. As such, any remaining share-based compensation expense related to the executive’s employment agreement was recognized in June 2011.

15. Fair Value of Financial Instruments

The Company’s foreign currency exchange contracts are measured and reported on a fair value basis in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price)

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The following table summarizes the valuation of the Company’s foreign currency exchange contracts by the above pricing levels as of the valuation dates listed (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Foreign currency derivative instruments—asset position	$4,910	$4,910	$2,514	$2,514
Foreign currency derivative instruments—liability position	797	797	3,746	3,746

The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations. See Note 16 below for further information on foreign currency exchange contracts.

Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include property, plant and equipment, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended March 31, 2012 and 2011, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At March 31, 2012 and December 31, 2011, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $197,287,000 and $165,533,000, respectively, of which $104,318,000 and $131,311,000, respectively, represent contracts used to hedge exposures in operating results from the translation of revenues and expenses of the Company’s international subsidiaries into U.S. dollars and $92,969,000 and $34,222,000, respectively, represents contracts used to hedge balance sheet exposures denominated in foreign currencies. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at March 31, 2012 and December 31, 2011 (in thousands):

	Asset Derivatives
	March 31, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$4,910	Other current assets	$2,514

	Liability Derivatives
	March 31, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$797	Accounts payable and accrued expenses	$3,746

The following table summarizes the location of gains and losses in the consolidated condensed statements of operations that were recognized during the three months ended March 31, 2012 and 2011, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments under SFAS No. 133	Location of gain (loss) recognized in income on derivative instruments	Three months ended March 31,
		2012	2011
Foreign currency exchange contracts	Other income (expense), net	$5,685	$(1,339)

The net realized and unrealized net gains and losses noted in the table above for the three months ended March 31, 2012 and 2011 were used by the Company to offset actual foreign currency transactional net gains and losses associated with the translation of foreign currencies in operating results.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17. Segment Information

The Company has two operating segments that are organized on the basis of products, which are segregated between golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf woods, hybrids, irons, wedges and putters as well as Odyssey putters, other golf-related accessories, including uPro GPS on-course measurement devices, royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf balls and Top-Flite golf balls until the sale of the Top-Flite brand in March 2012 (see Note 8). There are no significant intersegment transactions.

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Net sales
Golf Clubs	$242,552	$240,986
Golf Balls	42,546	44,613

	$285,098	$285,599

Income before income taxes
Golf Clubs(1)	$32,640	$29,305
Golf Balls(1)	1,577	2,300
Reconciling items(2)(3)	(2,707)	(10,007)

	$31,510	$21,598

Additions to long-lived assets
Golf Clubs	$7,506	$5,098
Golf Balls	184	2,100

	$7,690	$7,198

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.
(2)	In connection with the Company’s GOS Initiatives, during the three months ended March 31, 2011, the Company’s golf club and golf ball operating segments absorbed pre-tax charges of $4,540,000 and $1,762,000, respectively. The Company completed the final phase of its GOS Initiatives in December 2011 and, as such, charges incurred in 2012 were nominal (see Note 2).
(3)	Represents corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The reconciling items include (i) pre-tax charges of $442,000 for the three months ended March 31, 2012 in connection with the Reorganization and Reinvestment Initiatives (see Note 2), (ii) the recognition of a pre-tax gain of $6,616,000 during the three months ended March 31, 2012 in connection with the sale of Top-Flite and Ben Hogan brands (see Note 8), and (iii) a pre-tax gain of $6,170,000 recognized in connection with the sale of certain buildings during the three months ended March 31, 2011 (see Note 4).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway Golf woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls, until the sale of the Top-Flite brand in March 2012 (see Note 8). As discussed in Note 17 “Segment Information” to the Notes to Consolidated Condensed Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.

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

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The impact of the translation of sales denominated in foreign currencies into U.S. dollars was not significant in the first quarter of 2012.

Executive Summary

The Company’s overall financial results improved during the first quarter of 2012 compared to the first quarter of 2011. Although the Company’s net sales remained relatively constant, the Company’s gross margins, operating expenses, and earnings improved. The Company also made progress on many of its strategic initiatives that were implemented to enable the Company to focus on the Company’s core business. These initiatives included the sale of the Top-Flite and Ben Hogan brands, which was completed during the first quarter of 2012 for net cash proceeds of $26.9 million. Sales of Top-Flite and Ben Hogan branded products represented approximately 6% of the Company’s total 2011 annual sales.

The Company’s sales remained constant at approximately $285 million, with increases in sales of woods, premium golf balls, and accessoriesbeing offset by decreased sales in irons, putters and value golf balls, and with increased sales in the United States and Japan being offset by decreases in Europe, Rest of Asia, and other countries. One of the Company’s primary objectives going forward will be to address the loss of market share in the irons product segment, which contributed to the decrease in irons during the first quarter.

For the first quarter of 2012, the Company’s gross margin increased to 44% compared to 43% for the same period in 2011. The increase in gross margin was primarily attributable to the Company’s completion of its global operations strategy initiatives in December 2011. During the first quarter of 2011, gross margin was negatively affected by $6.3 million of costs (or 220 basis points) in connection with these initiatives. Gross margin was adversely impacted this year by higher club component costs due to more expensive technology incorporated into the Company’s new Razr Fit product line.

The Company’s operating expenses improved to $96.5 million during the first quarter of 2012 compared to $100.7 million during the same period in the prior year despite incremental investment in brand and demand creation initiatives. The Company’s operating expenses for the first quarter of 2012 include a $6.6 million gain on the sale of the Top-Flite and Ben Hogan brands, and the Company’s operating expenses for the first quarter of 2011 include a gain of $6.2 million related to the sale of three buildings completed during the first quarter in the prior year. The improvement in operating expenses is primarily due to a decrease in employee costs resulting primarily from a reduction in accrued incentive compensation as well as a decline in personnel resulting from the Company’s 2011 Reorganization and Reinvestment Initiatives.

Net income for the first quarter of 2012 increased to $31.8 million compared to $12.8 million in the comparable quarter of 2011. Diluted earnings per share increased to $0.37 in the first quarter of 2012 compared to $0.15 in the comparable period of 2011. The Company’s net income and earnings per share for the first quarter of 2012 compared to the same period in 2011 benefited not only from the increase in gross margins and improvement in operating expenses discussed above but also from a $5.1 million increase in other income resulting from an increase in net foreign currency gains and a $9.1 million improvement in income taxes.

Although the Company’s 2012 first quarter financial results improved over the same period in 2011, management is not satisfied with the pace at which the Company’s financial performance and market position are recovering. As a result, management intends to take action to accelerate the pace of recovery, including not only continuing the previously announced investment in brand and demand creation initiatives but also instituting operating changes aimed at improving the efficiency of these investments. Management believes that these actions, together with its renewed focus on its core Callaway Golf and Odyssey brands, will enable the Company to regain market share and improve its financial results.

Three-Month Periods Ended March 31, 2012 and 2011

Net sales for the first quarter of 2012 remained relatively flat at $285.1 million compared to $285.6 million in the first quarter of 2011. This slight decrease was primarily due to declines in sales of irons and putters primarily due to later planned launch timing as well as declines in market share in the irons category. These decreases were almost entirely offset by an increase in sales of the Company’s woods and accessories and other product categories resulting from the introduction of the Company’s Razr X Black and Razr Fit woods during the first quarter of 2012 compared to the prior year launch of the Diablo Octane woods during Q4 of 2010. The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2012	2011	Dollars	Percent
Net sales:
Golf clubs	$242.6	$241.0	$1.6	1%
Golf balls	42.5	44.6	(2.1)	(5)%

	$285.1	$285.6	$(0.5)	0%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2012	2011	Dollars	Percent
Net sales:
United States	$149.7	$145.4	$4.3	3%
Europe	42.7	46.2	(3.5)	(8)%
Japan	42.2	37.5	4.7	13%
Rest of Asia	18.0	23.5	(5.5)	(23)%
Other countries	32.5	33.0	(0.5)	(2)%

	$285.1	$285.6	$(0.5)	0%

Net sales in the United States increased $4.3 million (3%) to $149.7 million during the first quarter of 2012 compared to the same period in the prior year. As mentioned above, this increase was primarily due to the timing of planned product launches primarily in the woods category. The Company’s sales in regions outside of the United States decreased $4.8 million to $135.4 million for the first quarter of 2012 compared to $140.2 million in the same quarter of 2011. This decrease was largely caused by a decline in sales in Korea of $3.4 million primarily due to no new Legacy launch in that region during the first quarter of 2012 as well as a decline in sales in Canada. This was partially offset by an increase in sales in Japan due to the earthquake and Tsunami in March 2011 which negatively impacted sales in that region in the prior year. The impact of the translation of foreign currency sales into U.S. dollars based upon 2011 exchange rates was relatively neutral in the first quarter of 2012. If 2011 exchange rates were applied to 2012 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $0.5 million less than reported in the first quarter of 2012.

For the first quarter of 2012, gross profit increased $0.7 million to $124.4 million from $123.7 million in the first quarter of 2011. Gross profit as a percentage of net sales (“gross margin”) increased to 44% in the first quarter of 2012 compared to 43% in the first quarter of 2011. The increase in gross margin was primarily attributable to the Company’s completion of its Global Operations Strategy initiatives in December 2011. During the first quarter of 2011, gross margin was negatively affected by $6.3 million of costs (or 2.2 margin points) in connection with these initiatives. During the first quarter of 2012, gross margin was negatively affected by (i) an increase in club component costs due to a combination of more expensive materials and technology incorporated in to the new family of Razr golf clubs; (ii) increased closeout activity within the putters category; and (iii) an unfavorable shift in product mix within the irons category. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses increased by $1.6 million to $76.8 million (27% of net sales) in the first quarter of 2012 compared to $75.2 million (26% of net sales) in the comparable period of 2011. The dollar increase was primarily due to a $4.4 million increase in advertising and promotional expenses, which is consistent with the Company’s Reorganization and Reinvestment Initiatives announced in June 2011, partially offset by a $3.3 million decrease in employee costs primarily as a result of a decline in incentive compensation and headcount period over period.

General and administrative expenses decreased by $4.1 million to $12.2 million (4% of net sales) in the first quarter of 2012 compared to $16.3 million (6% of net sales) in the comparable period of 2011. The decrease was primarily due to the recognition of a $6.6 million net gain in connection with the sale of the Company’s Top-Flite and Ben Hogan brands during the first quarter of 2012, combined with a $2.8 million decrease in employee costs primarily due to a reduction in incentive compensation and headcount period over period. These decreases were partially offset by a $6.2 million net gain recognized in the first quarter of 2011 as a result of the sale of certain buildings.

Research and development expenses decreased by $1.7 million to $7.5 million (3% of net sales) in the first quarter of 2012 compared to $9.2 million (3% of net sales) in the comparable period of 2011 primarily due to reductions in employee costs as a result of a decline in incentive compensation and headcount period over period.

Other income/expense improved to other income of $3.7 million in the first quarter of 2012 compared to other expense of $1.4 million in the comparable period of 2011. This improvement was primarily due to an increase in net foreign currency gains in the first quarter of 2012 compared to the same period in 2011.

The Company’s provision for income taxes was a benefit of $0.3 million for the first quarter of 2012, compared to a provision of $8.8 million for the comparable period of 2011. During the second quarter of 2011, the Company established a valuation allowance against its U.S. deferred tax assets. Due to the effects of this deferred tax asset valuation allowance, the Company’s effective tax rate for the first quarter of 2012 is not comparable to the effective tax rate for the first quarter of 2011 as the Company’s income tax amount is not directly correlated to the amount of its pretax income.

Net income for the first quarter of 2012 increased to $31.8 million compared to $12.8 million in the comparable quarter of 2011. Diluted earnings per share increased to $0.37 in the first quarter of 2012 compared to $0.15 in comparable period of 2011. The Company’s net income for the first quarter of 2012 and 2011 includes the following charges and gains (in millions):

	Three Months Ended March 31,
	2012	2011
Pre-tax gain on the sale of brands	$6.6	$—
Pre-tax gain on sale of buildings	—	6.2
Pre-tax Global Operation Strategy charges	—	(6.5)
Income tax benefit (provision)(1)	0.3	(8.8)

Total charges	$6.9	$(9.1)

(1)	The Company’s income tax provision for 2012 is affected by the establishment of a valuation allowance against the Company’s U.S. deferred tax assets and is therefore not directly correlated to the amount of its pretax income. See Note 3 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended March 31, 2012 and 2011

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2012	2011(1)	Dollars	Percent
Net sales:
Woods	$90.7	$81.0	$9.7	12%
Irons	58.3	70.0	(11.7)	(17)%
Putters	24.1	28.9	(4.8)	(17)%
Accessories and other	69.4	61.1	8.3	14%

	$242.5	$241.0	$1.5	1%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

The $9.7 million (12%) increase in net sales of woods to $90.7 million for the quarter ended March 31, 2012 was primarily due to an increase in sales volume with relatively flat average selling prices. The increase in sales volume was primarily due to the later launch timing of the Razr X Black and Razr Fit drivers and fairway woods, which were launched during the current quarter compared to the prior year Diablo Octane drivers and fairway woods which were launched during the fourth quarter of 2010. This was partially offset by no new Legacy woods launch during the first quarter of 2012. Although overall woods average selling prices were flat, average selling prices for drivers decreased which was almost entirely offset by an increase in fairway woods average selling prices and a favorable shift in sales mix with less sales of lower priced hybrids.

The $11.7 million (17%) decrease in net sales of irons to $58.3 million for the quarter ended March 31, 2012 was primarily attributable to a decline in sales volume with relatively flat average selling prices. The decline in sales volume was primarily due to declines in market share resulting from less favorable consumer acceptance of the irons models launched in the current year compared to the strong performance of Razr X launched in 2011. Sales volumes for the first quarter were also unfavorably affected by the later planned launch of the Razr X HL irons which were launched later during the first quarter in 2012 compared to the prior year Razr X irons which were launched in the fourth quarter in 2010, and resulted in less reorder sales during the first quarter of 2012 compared to the first quarter of the prior year.

The $4.8 million (17%) decrease in net sales of putters to $24.1 million for the quarter ended March 31, 2012 was primarily attributable to a decline in average selling prices combined with a decline in sales volume. The decrease in average selling prices was attributable to an increase in closeout activity during the first quarter of 2012 compared to the same period in the prior year. The decrease in sales volume was primarily due to fewer new putter models offered in the first quarter of 2012 compared to the same period in the prior year.

The $8.3 million (14%) increase in net sales of accessories and other products to $69.4 million for the quarter ended March 31, 2012 was primarily driven by an increase in sales of packaged sets and apparel partially offset by a decline in sales of footwear and GPS devices during the quarter.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Decline
	2012	2011	Dollars	Percent
Net sales:
Golf balls	$42.5	$44.6	$(2.1)	(5)%

The $2.1 million (5%) decrease in net sales of golf balls to $42.5 million for the quarter ended March 31, 2012 was primarily due to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to a decline in sales of Top-Flite balls primarily resulting from no new Top-Flite ball launch in 2012. The increase in average selling prices was due to a favorable shift in sales mix from lower priced Top-Flite balls to higher priced Callaway golf balls.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2012	2011(1)	Dollars	Percent
Income before income taxes
Golf clubs(2)	$32.6	$29.3	$3.3	11%
Golf balls(2)	1.6	2.3	(0.7)	(30)%
Reconciling items(3)	(2.7)	(10.0)	7.3	(73)%

	$31.5	$21.6	$9.9	46%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.
(2)	In connection with the final phase of the Company’s GOS Initiatives (See Note 2 to the Notes to Consolidated Condensed Financial Statements), during the three months ended March 31, 2011, the Company’s golf clubs and golf balls segments absorbed $4.5 million and $1.8 million, respectively, in pre-tax charges related to these initiatives. The Company completed the final phase of the GOS initiatives in December 2011, and as such, the charges incurred in 2012 were nominal.
(3)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the first quarter of 2012, the reconciling items include a pre-tax gain of $6.6 million in connection with the sale of the Top-Flite and Ben Hogan brands, and for the first quarter of 2011, the reconciling items include a pre-tax gain of $6.2 million in connection with the sale of certain buildings.

Pre-tax income in the Company’s golf clubs operating segment increased to $32.6 million for the first quarter of 2012 from $29.3 million for the comparable period in the prior year. This increase was primarily driven by an increase in net sales as discussed above combined with an increase in gross margin and a decrease in operating expenses. The increase in gross margin was primarily driven by (i) the Company’s completion of its GOS initiatives in December 2011. During the first quarter of 2011, the golf clubs segment absorbed $4.5 million of costs in connection with these initiatives compared to nominal charges incurred during the first quarter of 2012; and (ii) cost savings resulting from the Company’s GOS Initiatives, primarily for reductions on club conversion costs generated from labor savings on clubs produced in the Company’s manufacturing facility in Monterrey, Mexico. These increases were partially offset by (i) an increase in club component costs due to a combination of more expensive materials and technology incorporated in to the new family of Razr drivers; (ii) an increase in close-out activity on the older White Ice family of putters; (iii) the introduction of Razr X drivers in the current quarter at a lower average selling price as compared to the Diablo Octane drivers that were launched in the fourth quarter of 2010; and (iv) an unfavorable shift in product mix within the irons category from sales of higher margin Razr X irons in the first quarter of 2011 to sales of lower margin Razr X HL irons in the first quarter of 2012.

Pre-tax income in the Company’s golf balls operating segment decreased to $1.6 million for the first quarter of 2012 from $2.3 million for the comparable period in the prior year. This decrease was primarily attributable to the decrease in net sales as discussed above, partially offset by an increase in gross margin, which was primarily due to the Company’s completion of its GOS initiatives in December 2011. During the first quarter of 2011, the golf balls segment absorbed $1.8 million of costs in connection with these initiatives compared to nominal charges incurred during the first quarter of 2012. The Company completed the sale of its Top-Flite and Ben Hogan brands during the first quarter of 2012. In recent years, sales of Top-Flite and Ben Hogan branded golf balls have represented approximately 25% of the Company’s total golf ball annual sales. However the Company is in the process of implementing strategies to replace these sales by reinvesting the proceeds from the sale of the Top-Flite and Ben Hogan brands into more profitable future products.

Financial Condition

The Company’s cash and cash equivalents increased $8.7 million to $51.7 million at March 31, 2012, from $43.0 million at December 31, 2011. The levels of cash and cash equivalents fluctuate with the seasonality of the Company’s business and are affected by the timing of product launches. Generally, during the first quarter, the Company will rely more heavily on its credit facility to fund operations as cash inflows from operations begin to increase during the second quarter as a result of cash collections from customers. During the three months ended March 31, 2012, the Company used its cash and cash equivalents, net proceeds of $26.9 million from the sale of the Top-Flite and Ben Hogan brands, and borrowings from its credit facility to fund $92.4 million of cash used in operating activities in addition to $8.7 million in capital expenditures. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facility, as deemed necessary (see further information on the Company’s credit line below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of March 31, 2012, the Company’s net accounts receivable increased $139.6 million to $255.3 million from $115.7 million as of December 31, 2011. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $285.1 million during the first quarter of 2012 compared to net sales of $153.9 million during the fourth quarter of 2011. The Company’s net accounts receivable decreased by $11.4 million as of March 31, 2012 compared to the Company’s net accounts receivable as of March 31, 2011. This decrease was primarily attributable to an improvement in past due receivables as a result of improved cash collections.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s net inventory increased $3.1 million to $236.2 million as of March 31, 2012 compared to $233.1 million as of December 31, 2011. The Company’s net inventory decreased by $21.7 million as of March 31, 2012 compared to the Company’s net inventory as of March 31, 2011. Net inventories as a percentage of the trailing twelve months net sales decreased to 26.7% as of March 31, 2012 compared to 27.1% as of March 31, 2011. This decrease was driven primarily by a reduction in golf ball inventory levels due to an increase in close-out activity of older golf ball models as well as range balls.

Liquidity and Capital Resources

Sources of Liquidity

The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $230.0 million, comprised of a $158.3 million U.S. facility (of which $20.0 million is available for letters of credit), a $31.7 million Canadian facility (of which $5.0 million is available for letters of credit) and a $40.0 million United Kingdom facility (of which $2.0 million is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. Borrowing under the U.K. facility will be permitted upon satisfaction of customary conditions relating to delivery of U.K. collateral security documents. The aggregate amount outstanding under the Company’s letters of credit was $2.5 million at March 31, 2012. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.

As of March 31, 2012, the Company had $85.9 million outstanding under the ABL Facility and had $51.7 million of cash and cash equivalents. The Company’s seasonality, as well as the timing of product launches will affect the level of borrowings against the Company’s credit facilities. Generally, during the first quarter, the Company will rely more heavily on its credit facilities to fund operations as cash inflows from operations typically increase during the second and third quarters as a result of cash collections from customers. During 2012, the Company shifted its product launches to the first quarter. In the prior year, products were launched earlier in the fourth quarter of 2010. As such, the cash conversion cycle also shifted to later in the current year as compared to the prior year, which resulted in higher borrowings outstanding at March 31, 2012 compared to March 31, 2011. The maximum amount of Consolidated Funded Indebtedness (as defined by the ABL Facility), including borrowings under the ABL Facility, that could have been outstanding on March 31, 2012, was approximately $158.8 million. Average outstanding borrowings during the three months ended March 31, 2012 was $50.4 million. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing-twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). At March 31, 2012, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.75%.

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

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of March 31, 2012 the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company will be subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25.0 million. The Company’s borrowing base was above $25.0 million during the three months ended March 31, 2012, and as such was not subject to compliance with the fixed charge coverage ratio.

The origination fees incurred in connection with the ABL Facility totaled $3.5 million, which will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees were $3.1 million as of March 31, 2012, of which $0.7 million was included in other current assets and $2.3 million in other long-term assets in the accompanying consolidated financial statements.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of March 31, 2012 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations(1)	$93.5	$53.3	$38.7	$1.1	$0.4
Dividends on convertible preferred stock(2)	2.2	2.2	—	—	—
Operating leases(3)	34.3	13.2	13.8	5.8	1.5
Uncertain tax contingencies(4)	9.9	1.2	1.7	4.0	3.0

Total	$139.9	$69.9	$54.2	$10.9	$4.9

(1)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase committments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(2)	The Company may elect, on or prior to June 15, 2012, to mandatorily convert some or all of the preferred stock into shares of the Company’s common stock if the closing price of the Company’s common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the Company sends the notice of mandatory conversion. Given these factors, if the Company elects to mandatorily convert any preferred stock, it will make a payment on the preferred stock equal to the aggregate amount of dividends that would have accrued and become payable through and including June 15, 2012, less any dividends already paid on preferred stock (see Note 5 to the Consolidated Condensed Financial Statements—“Preferred Stock Offering” in this Form 10-Q). The amounts included in the table above represent the Company’s total commitment to pay preferred dividends through June 15, 2012 should it opt to mandatorily convert any preferred stock. However, if the preferred stock were to remain outstanding subsequent to June 15, 2012, the Company would be required to continue to pay dividends subject to the terms and conditions of the preferred stock. These additional dividends are not reflected in this table.
(3)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
(4)	Amount represents total uncertain income tax positions. For further discussion see Note 3 “Income Taxes” to the Consolidated Condensed Financial Statements in this Form 10-Q.

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

In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments, including salary continuation, upon the termination of employment by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interest, the contracts also generally provide for certain protections in the event of an actual or threatened change in control of the Company. These protections include the payment of certain severance benefits, such as salary continuation, upon the termination of employment following a change in control.

The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2012 was not material to the Company’s financial position, results of operations or cash flows.

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

As of March 31, 2012, a significant portion of the Company’s total cash and short-term investments is held outside of the U.S. In addition to settling intercompany balances during the normal course of operations, the Company may repatriate funds from its foreign subsidiaries. The Company has not, nor does it anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. As such, the Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If in the future the Company decides to repatriate such foreign earnings, it would need to accrue and pay incremental U.S. federal and state income tax, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards.

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $25.0 million to $30.0 million for the year ending December 31, 2012.

Off-Balance Sheet Arrangements

At March 31, 2012, the Company had total outstanding commitments on non-cancelable operating leases of approximately $34.3 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 6 years expiring at various dates through February 2018, with options to renew at varying terms.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2011.

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

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At March 31, 2012 and December 31, 2011, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $197.3 million and $165.5 million, respectively. At March 31, 2012 and December 31, 2011, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2012 through its foreign currency exchange contracts.

The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $21.3 million at March 31, 2012. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its ABL Facility. Outstanding borrowings under the ABL Facility accrue interest as described in Note 12 to the Company’s Consolidated Condensed Financial Statements in this Form 10-Q and in “Sources of Liquidity” above. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by an increase of 10% in interest rates would be nominal over a three month period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2012, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain Factors Affecting Callaway Golf Company

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2011, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2011 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

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

During the three months ended March 31, 2012, the Company repurchased 91,000 shares of its common stock at an average cost per share of $6.62 under the November 2007 repurchase program. The Company received these shares to settle taxes paid on behalf of holders of restricted stock units. As of March 31, 2012, the Company remained authorized to repurchase up to an additional $73.0 million of its common stock under this program.

The following table summarizes the purchases by the Company under its repurchase programs during the first quarter of 2012 (in thousands, except per share data):

	Three Months Ended March 31, 2012
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
January 1, 2012—January 31, 2012	90	$6.62	90	$72,978
February 1, 2012—February 29, 2012	—	$—	—	$72,978
March 1, 2012—March 31, 2012	1	$6.43	1	$72,975

Total	91	$6.62	91	$72,975

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Asset Purchase Agreement among American Sports Licensing, Inc. and Dick’s Sporting Goods, Inc., collectively the buyer, and Callaway Golf Company as the seller dated as of March 30, 2012. (†)

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

3.3	Amended and Restated Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 5, 2010 (file no. 1-10962).

4.1	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 15, 2009 (file no. 1-10962).

4.2	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 15, 2009 (file no. 1-10962).

10.1	Officer Employment Agreement, effective as of February 24, 2012, by and between the Company and Oliver G. Brewer, III, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 1, 2012 (file no. 1-10962).

10.2	Annual Incentive Plan Guidelines, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 28, 2012 (file no. 1-10962).

31.1	Certification of Oliver G. Brewer, III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Oliver G. Brewer, III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

(†)	Included with this Report.
*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/S/ MARLO M. CORMIER PLATZ
Marlo M. Cormier Platz
Vice President and Chief Accounting Officer

Date: April 27, 2012

EXHIBIT INDEX

Exhibit	Description
2.1	Asset Purchase Agreement among American Sports Licensing, Inc. and Dick’s Sporting Goods, Inc., collectively the buyer, and Callaway Golf Company as the seller dated as of March 30, 2012.

31.1	Certification of Oliver G. Brewer, III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Oliver G. Brewer, III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.