Form 10-Q
period 2012-06-30
CALLAWAY GOLF CO
filed 2012-08-02
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of June 30, 2012 was 65,102,277.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, estimated unrecognized stock compensation expense, projected capital expenditures, projected amortization expense related to intangible assets, future contractual obligations, the realization of deferred tax assets, including loss and credit carry forwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, the estimated savings and charges from the Cost Reduction Initiatives, the estimated savings and reinvestments related to the Company’s Reorganization and Reinvestment Initiatives announced in 2011, the profitability of future products as well as implementing measures that will drive growth and profitability are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in economic conditions, credit markets, or foreign currency exchange rates, the level of promotional activity in the marketplace, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Anypoint—Backstryke—Big Bertha—Black Series Tour Designs—Callaway—Callaway Golf—Callaway uPro GO—C Grind—Chev—Chev Air—Chev 18—Chevron Device—C-Tech—D.A.R.T.—Demonstrably Superior and Pleasingly Different—Diablo Edge—Diablo Forged—Diablo Octane—Divine—Eagle—ERC—Flip Face—FTiZ—FT Performance—FT Tour—Fusion—Gems—Great Big Bertha—Heavenwood—HX—HX Diablo—HX Diablo Tour—Hex Aerodynamics—Hex Black Tour— Hex Chrome—Hyper-Lite—IMIX—Ion X— Legacy—Legacy Aero—Legend—Marksman—Metal-X—Number One Putter in Golf—Odyssey—OptiFit—ORG.14—ProType—RAZR Fit—RAZR Hawk—RAZR X—RAZR XF—RAZR X Forged—RAZR X Muscleback—RAZR X Tour—Rossie—S2H2—Sabertooth—Solaire—Steelhead—Strata—Stronomic—Teron—Tech Series—Ti-Hot—Tour Authentic—Tour iX—Tour i(Z)—Trade In! Trade Up!—Tru Bore—uDesign—uPro—uPro MX—VFT—War Bird—White Hot—White Hot Tour—White Hot XG—White Ice—World’s Friendliest—X-Act—XJ Series—X-SPANN—Xtra Traction Technology—XTT—Xtra Width Technology—XWT—2-Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$27,986	$43,023
Accounts receivable, net	254,903	115,673
Inventories	215,794	233,070
Deferred taxes, net	3,955	4,029
Income taxes receivable	1,753	3,654
Other current assets	18,663	19,880

Total current assets	523,054	419,329
Property, plant and equipment, net	114,323	117,147
Intangible assets, net	99,998	121,935
Goodwill	29,128	29,203
Deferred taxes, net	1,392	1,386
Other assets	37,230	38,112

Total assets	$805,125	$727,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$113,762	$129,193
Accrued employee compensation and benefits	23,522	23,785
Accrued warranty expense	7,863	8,140
Deferred taxes	4,108	4,108
Income tax liability	1,129	2,558
Credit facility	70,150	—

Total current liabilities	220,534	167,784
Long-term liabilities:
Income taxes payable	7,401	8,115
Deferred taxes, net	29,627	31,429
Long-term other	6,519	6,970
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 1,400,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	14	14
Common stock, $.01 par value, 240,000,000 shares authorized, 66,397,199 and 66,340,695 shares issued at June 30, 2012 and December 31, 2011, respectively	664	663
Additional paid-in capital	263,764	265,067
Retained earnings	275,942	247,941
Accumulated other comprehensive income	13,003	14,071
Less: Common Stock held in treasury, at cost, 1,294,922 shares and 1,453,819 shares at June 30, 2012 and December 31, 2011, respectively	(15,252)	(17,800)

Total Callaway Golf Company shareholders’ equity	538,135	509,956

Non-controlling interest in consolidated entity (Note 10)	2,909	2,858

Total shareholders’ equity	541,044	512,814

Total liabilities and shareholders’ equity	$805,125	$727,112

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$281,123	$273,814	$566,221	$559,413
Cost of sales	170,470	171,152	331,197	333,070

Gross profit	110,653	102,662	235,024	226,343
Operating expenses:
Selling expense	75,711	74,196	152,549	149,415
General and administrative expense	18,446	30,124	30,680	46,411
Research and development expense	6,930	8,498	14,403	17,695

Total operating expenses	101,087	112,818	197,632	213,521

Income (loss) from operations	9,566	(10,156)	37,392	12,822
Other expense, net	(4,571)	(3,427)	(887)	(4,807)

Income (loss) before income taxes	4,995	(13,583)	36,505	8,015
Provision for income taxes	2,196	45,483	1,904	54,263

Net income (loss)	2,799	(59,066)	34,601	(46,248)
Dividends on convertible preferred stock	2,625	2,625	5,250	5,250

Net income (loss) allocable to common shareholders	$174	$(61,691)	$29,351	$(51,498)

Earnings (loss) per common share:
Basic	$0.00	$(0.96)	$0.45	$(0.80)
Diluted	$0.00	$(0.96)	$0.41	$(0.80)
Weighted-average common shares outstanding:
Basic	65,060	64,425	65,021	64,365
Diluted	65,112	64,425	84,950	64,365

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$2,799	$(59,066)	$34,601	$(46,248)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,361)	2,980	(1,068)	5,329

Other comprehensive income (loss):	(1,361)	2,980	(1,068)	5,329

Comprehensive income (loss)	$1,438	$(56,086)	$33,533	$(40,919)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$34,601	$(46,248)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,234	19,191
Impairment charge	—	5,413
Deferred taxes	(1,746)	51,397
Non-cash share-based compensation	1,896	7,581
Gain and deferred gain amortization on disposal of long-lived assets	(975)	(6,752)
Gain on sale of intangible assets	(6,602)	—
Changes in assets and liabilities:
Accounts receivable, net	(141,100)	(107,442)
Inventories	16,769	56,606
Other assets	690	5,095
Accounts payable and accrued expenses	(11,941)	(28,345)
Accrued employee compensation and benefits	(964)	9,095
Accrued warranty expense	(277)	3,555
Income taxes receivable/payable	522	3,051
Other liabilities	(387)	2,370

Net cash used in operating activities	(91,280)	(25,433)

Cash flows from investing activities:
Capital expenditures	(14,115)	(14,089)
Proceeds from sale of property, plant and equipment	70	18,172
Proceeds from sale of intangible assets	26,861	—

Net cash provided by investing activities	12,816	4,083

Cash flows from financing activities:
Issuance of common stock	—	1,160
Dividends paid	(6,554)	(6,542)
Proceeds from credit facilities, net	70,150	37,142
Other financing activities	69	129

Net cash provided by financing activities	63,665	31,889

Effect of exchange rate changes on cash and cash equivalents	(238)	950

Net (decrease) increase in cash and cash equivalents	(15,037)	11,489
Cash and cash equivalents at beginning of year	43,023	55,043

Cash and cash equivalents at end of period	$27,986	$66,532

Supplemental disclosures:
Cash (paid) received for income taxes, net	$(2,983)	$37
Cash paid for interest and fees	$(2,355)	$(216)
Dividends payable	$438	$438
Issuance of treasury stock from the settlement of compensatory stock awards	$3,244	$2,920
Acquisition of treasury stock for minimum statutory withholding taxes	$(696)	$(1,512)
Purchases of capital expenditures unpaid at period end	$727	$1,609

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Callaway Golf Shareholders									Non-controlling Interest	Total
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2011	1,400	$14	66,341	$663	$265,067	$247,941	$14,071	(1,454)	$(17,800)	$2,858	$512,814

Acquisition of treasury stock for minimum statutory withholding taxes	—	—	—	—	—	—	—	(108)	(696)	—	(696)
Compensatory stock and stock options	—	—	55	1	(1,349)	—	—	267	3,244	—	1,896
Stock dividends	—	—	1	—	46	(46)	—	—	—	—	—
Cash dividends	—	—	—	—	—	(6,554)	—	—	—	—	(6,554)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(1,068)	—	—	—	(1,068)
Net income	—	—	—	—	—	34,601	—	—	—	51	34,652

Balance, June 30, 2012	1,400	$14	66,397	$664	$263,764	$275,942	$13,003	(1,295)	$(15,252)	$2,909	$541,044

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

During the three and six months ended June 30, 2011, the Company recorded pre-tax charges of $5,813,000 and $12,342,000, respectively in connection with this restructuring. The majority of these charges were recognized within cost of sales, and $8,356,000 and $3,793,000 were absorbed by the Company’s golf clubs and golf balls segments, respectively. Costs incurred during the first half of 2012 were de minimis. Charges related to corporate general and administrative expenses were excluded from the Company’s operating segments. In the aggregate through December 31, 2011, the Company recognized total charges of $39,496,000 in connection with the GOS Initiatives.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The charges recognized under this restructuring include non-cash charges for the acceleration of depreciation on certain golf club and golf ball manufacturing equipment and cash charges related to severance benefits and transition costs, which consist primarily of consulting expenses, costs associated with redundancies during the start-up and training phase of the new production facility in Monterrey, Mexico, start-up costs associated with the establishment of third-party logistics sites, travel expenses, and costs associated with the transfer of inventory and equipment.

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

During the quarter ended June 30, 2012, the Company recognized $283,000 of charges in connection with these initiatives of which $148,000 and $135,000 were recognized in cost of goods sold and operating expenses, respectively. Total charges absorbed by the Company’s golf clubs and golf balls operating segments were $191,000 and $29,000, respectively. During the six months ended June 30, 2012, the Company recognized $720,000 of charges in connection with these initiatives of which $296,000 and $424,000 were recognized in cost of goods sold and operating expenses, respectively. Total charges absorbed by the Company’s golf clubs and golf balls operating segments were $554,000 and $108,000, respectively. Charges related to corporate general and administrative expenses were excluded from the Company’s operating segments. The Company expects future estimated charges of $183,000, to be settled in cash, during the balance of 2012.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below depicts the activity and liability balances recorded as part of the GOS Initiatives and the Reorganization and Reinvestment Initiatives as well as the current estimated future charges relating to these initiatives (in thousands). Amounts payable as of June 30, 2012 are included in accrued employee compensation and benefits, and amounts payable at December 31, 2011 are included in accrued employee compensation and benefits and accounts payable and accrued expenses in the accompanying consolidated condensed balance sheets. The majority of the amounts payable as of June 30, 2012 will be paid during the balance of 2012.

	GOS Initiatives		Reorganization and Reinvestment Initiatives	Total
	Workforce Reductions	Transition Costs	Workforce Reductions
Restructuring payable balance, December 31, 2011	$1,219	$55	$5,357	$6,631
Charges to cost and expense	—	21	442	463
Cash payments	(559)	(76)	(3,357)	(3,992)

Restructuring payable balance, March 31, 2012	$660	$—	$2,442	$3,102
Charges to cost and expense	—	—	283	283
Cash payments	(159)	—	(1,675)	(1,834)

Restructuring payable balance, June 30, 2012	$501	$—	$1,050	$1,551

Total future estimated charges as of June 30, 2012	$—	$—	$183	$183

Cost Reduction Initiatives

The Company has begun implementing additional cost-reduction initiatives (the “Cost Reduction Initiatives”). These initiatives are designed to streamline and simplify the Company’s organizational structure and change the manner in which the Company approaches and operates its business. The actions include a 12% reduction in workforce that impacts all regions and levels of the organization and include greater focus on the Company’s core product lines by licensing to third parties the rights to develop, manufacture and distribute certain non-core product lines (e.g. apparel and footwear). These initiatives are estimated to yield approximately $52,000,000 in annualized savings. In connection with these initiatives, the Company expects to incur total pre-tax charges of up to $36,000,000 to $42,000,000, of which less than 50% is expected to result in cash expenditures. The Company expects to incur these estimated charges over the following twelve months. These estimates are based upon current information and expectations, however, the amount or timing of these changes could vary as the Company further develops and implements these initiatives.

During the three and six months ended June 30, 2012, the Company recognized charges of $4,643,000 and $4,671,000, respectively, in connection with these initiatives. Amounts recognized in cost of goods sold and operating expenses totaled $937,000 and $3,706,000 during the three months ended June 30, 2012, respectively, and $961,000 and $3,710,000 during the six months ended June 30, 2012, respectively. Total charges absorbed by the Company’s golf clubs and golf balls operating segments were $1,667,000 and $324,000, respectively, for the three months ended June 30, 2012, and $1,686,000 and $333,000, respectively, for the six months ended June 30, 2012. Charges related to corporate general and administrative expenses were excluded from the Company’s operating segments.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below depicts the total charges recognized in 2012, the liability balances, and the current estimated future charges relating to the Cost Reduction Initiatives (in thousands). Amounts payable as of June 30, 2012 are included in accrued employee compensation and benefits on the accompanying consolidated condensed balance sheet.

	Cost Reduction Initiatives
	Workforce Reductions	Transition Costs	Asset Write-offs	Total
Charges to cost and expense	$3,240	$707	$724	$4,671
Non-cash items	(240)	—	(724)	(964)
Cash payments	(542)	(707)	—	(1,249)

Restructuring payable balance, June 30, 2012	$2,458	$—	$—	$2,458

Total future estimated charges as of June 30, 2012(1)	$10,700	$5,300	$18,300	$34,300

(1)	For purposes of this table, the Company used the middle of the range of future estimated charges.

In connection with the Company’s Cost Reduction Initiatives, the Company is reorganizing its golf ball manufacturing supply chain. The Company is currently using only a small portion of its golf ball manufacturing facilities in Chicopee, Massachusetts and is exploring the possibility of selling those facilities. Because the Company intends to maintain manufacturing capabilities in Chicopee even if it sells the current facilities, the Company is also exploring alternative sites in the Chicopee area as well as the possibility of leasing back from potential buyers the portion of the facilities the Company is currently using. If the Company were to sell the facilities at less than their current carrying value, the Company would be required to recognize a charge equal to the amount by which the carrying value exceeds the sale price. The Company has included in the future estimated charges related to the Cost Reduction Initiatives summarized in the table above an estimate of potential charges relating to the reorganization of the golf ball manufacturing supply chain, including potential charges for the sale of the golf ball manufacturing facilities in Chicopee.

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

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment, including the expected operating income/loss for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or as the tax environment changes. For the three and six months ended June 30, 2012, the discrete method was used to calculate the Company’s U.S. interim tax expense as the annual effective rate was not considered a reliable estimate of year-to-date income tax expense. Under the discrete method, the Company determines its U.S. tax expense based upon actual results as if the interim period were an annual

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

period. The Company’s full U.S. valuation allowance position, the tax effects related to the changes in indefinite life intangibles and the seasonality of the Company’s business create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the use of the discrete method is more appropriate than the annual year effective tax rate method.

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could impact the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state, and international taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company (“uncertain tax positions”) and, therefore, require the Company to pay additional taxes. In accordance with ASC 740, the Company accrues for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not (50% likelihood) that the Company would be required to pay additional taxes. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s consolidated condensed financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.” As of June 30, 2012, the liability for income taxes associated with uncertain tax positions was $9,286,000 and could be reduced by $3,808,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments as well as $1,089,000 of tax benefits associated with state income taxes. The net amount of $4,389,000, if recognized, would favorably affect the Company’s consolidated condensed financial statements and effective income tax rate. The Company does not expect that unrecognized tax benefit liabilities will significantly increase or decrease during the next 12 months.

Deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are anticipated to be in effect at the time the differences are expected to reverse. The realization of the deferred tax assets, including loss and credit carry forwards, is subject to the Company generating sufficient taxable income during the periods in which the temporary differences become realizable. The Company establishes a valuation allowance against its deferred tax assets when required by applicable accounting rules, increasing income tax expense in the period that such allowance is established. During the second quarter of 2011, the Company evaluated whether the realization of its U.S. deferred tax assets would be deemed likely under applicable accounting rules, and considered, among other things, the Company’s taxable losses in the United States from 2009 to 2011. When evaluated in light of the applicable standards, this evidence suggested that the Company should establish a valuation allowance. As a result, during 2011, the Company recorded a valuation allowance against its U.S. deferred tax assets. At each quarter end that a valuation allowance is maintained, as the U.S. deferred tax assets are adjusted upwards or downwards, the associated valuation allowance and income tax expense will be adjusted. If sufficient positive evidence arises in the future, such as a sustained return to profitability in the U.S. business, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached. The Company has concluded that with respect to non-U.S. entities, there is sufficient positive evidence to conclude that realization of its deferred tax assets is deemed to be likely under applicable accounting rules, and no allowances have been established.

The non-cash charge to establish a valuation allowance does not have any impact on the Company’s consolidated income from operations or cash flows, nor does such an allowance preclude the Company from using loss carry forwards or other deferred tax assets in the future, except as described below. Until the Company re-establishes a pattern of continuing profitability, U.S. income tax expense or benefit related to the recognition

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of deferred tax assets in the consolidated condensed statement of operations for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the consolidated condensed statement of operations.

Subsequent to the issuance of the consolidated financial statements for the period ended June 30, 2011, the Company identified that it had understated its long-term deferred tax liabilities. This understatement included amounts related to the tax treatment of certain depreciable assets, deductible stock options and deferred revenue related to gift cards all of which relate to periods prior to 2008. As a result of these corrections to the long-term deferred tax liabilities, the Company determined that it had overstated the amount of the valuation allowance recorded during the three and six months ended June 30, 2011 by $4,498,000. The Company corrected the consolidated condensed financial statements for the three and six months ended June 30, 2011 as follows (in thousands):

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

The Company does not believe the corrections above are material to the financial statements for the three and six months ended June 30, 2011, and they did not affect the net cash used in operating activities in the consolidated condensed statement of cash flows for the six months ended June 30, 2011.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the three months ended June 30, 2012 and 2011, the Company recognized approximately $28,000 and $41,000, respectively, of interest expense and penalties in the provision for income taxes. As of June 30, 2012 and December 31, 2011, the Company had accrued $980,000 and $890,000, respectively, before income tax benefit, for the payment of interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2007 and prior
California (United States)	2006 and prior
Canada	2007 and prior
Japan	2007 and prior
South Korea	2008 and prior
United Kingdom	2007 and prior

Although the Company has set up a valuation allowance against the majority of its U.S. federal and state deferred tax assets, which include tax credits, net operating loss carry forwards (“NOLs”) and other losses, such allowance does not preclude the Company from using the deferred tax assets in the future. However, the Company’s ability to utilize the tax credits and losses to offset future taxable income may be limited significantly if the Company were to experience a cumulative change in ownership of the Company’s stock by “5-percent

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

shareholders” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. The determination of whether a Section 382 ownership change has occurred is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. The Company does not believe there has been a cumulative increase in ownership by “5-percent shareholders” in excess of 50 percentage points during the three year period ended June 30, 2012, however, the Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.

4. Sale of Buildings

In March 2011, the Company completed the sale of three of its buildings located in Carlsbad, California, and entered into lease-back agreements for each building over a period of one to five years. The sale of these buildings was in connection with the Company’s consolidation of its campus into a more efficient layout, and the relocation of the Company’s golf club manufacturing facilities from Carlsbad, California to Monterrey, Mexico (see Note 2). The sale resulted in net proceeds of $18,079,000 and a net gain of $12,668,000, of which $6,170,000 was recognized in general and administrative expenses during the first quarter of 2011. Due to the lease-back arrangement, the Company deferred a portion of this gain in the amount of $6,498,000, which represents the sum of the net present value of the minimum future lease payments through the end of each respective lease term. During the three and six months ended June 30, 2012, the Company recognized $399,000 and $909,000, respectively, of this deferred gain in general and administrative expenses. The amortization of the deferred gain will offset future rent expense over the term of the leases which range from 1 to 5 years.

5. Preferred Stock Offering

In June 2009, the Company sold 1,400,000 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140,000,000 and incurred costs of $6,085,000, which were recorded as an offset to additional paid-in capital in the consolidated condensed statement of shareholders’ equity. The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of June 30, 2012, the liquidation preference would have been $140,438,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

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

The following table summarizes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, and reconciles the weighted-average common shares used in the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Earnings (loss) per common share—basic
Net income (loss)	$2,799	$(59,066)	$34,601	$(46,248)
Less: Preferred stock dividends	(2,625)	(2,625)	(5,250)	(5,250)

Net income (loss) allocable to common shareholders	$174	$(61,691)	$29,351	$(51,498)

Weighted-average common shares outstanding—basic	65,060	64,425	65,021	64,365

Basic earnings (loss) per common share	$0.00	$(0.96)	$0.45	$(0.80)

Earnings (loss) per common share—diluted
Net income (loss)	$174	$(61,691)	$34,601	$(51,498)

Weighted-average common shares outstanding—basic	65,060	64,425	65,021	64,365
Preferred stock weighted-average shares outstanding	—	—	19,858	—
Options, restricted stock and other dilutive securities	52	—	71	—

Weighted-average common shares outstanding—diluted	65,112	64,425	84,950	64,365

Diluted earnings (loss) per common share	$0.00	$(0.96)	$0.41	$(0.80)

Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities were excluded from the computation in periods in which a net loss is reported as their effect would be antidilutive. For the three months ended June 30, 2012 and 2011, dilutive securities outstanding totaling approximately 29,100,000 and 30,902,000 shares, respectively, (including preferred stock of 19,858,000) were excluded from the calculations as their effect would have been antidilutive. For the six months ended June 30, 2012 and 2011 dilutive securities outstanding totaling approximately 9,353,000 and 30,893,000 (including preferred stock of 19,858,000), respectively, were excluded from the calculations as their effect would have been antidilutive.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Inventories

Inventories are summarized below (in thousands):

	June 30, 2012	December 31, 2011
Inventories:
Raw materials	$52,289	$46,976
Work-in-process	727	1,286
Finished goods	162,778	184,808

	$215,794	$233,070

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

	Useful Life (Years)	June 30, 2012			December 31, 2011
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$108,834	$—	$108,834
Amortizing:
Patents	2-16	36,459	29,982	6,477	36,459	28,908	7,551
Developed technology and other	1-9	12,487	7,556	4,931	12,387	6,837	5,550

Total intangible assets		$137,536	$37,538	$99,998	$157,680	$35,745	$121,935

Aggregate amortization expense on intangible assets was approximately $1,793,000 and $2,010,000 for the six months ended June 30, 2012 and 2011. Amortization expense related to intangible assets at June 30, 2012 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2012	$1,757
2013	2,560
2014	1,882
2015	1,844
2016	1,834
2017	846
Thereafter	685

$11,408

Goodwill at June 30, 2012 and December 31, 2011 was $29,128,000 and $29,203,000, respectively. The decrease in goodwill during the six months ended June 30, 2012 of $75,000 was due to foreign currency fluctuations. Gross goodwill before impairments at June 30, 2012 and December 31, 2011 was $30,248,000 and $30,323,000, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In March 2012, in an effort to simplify the Company’s operations and increase focus on the Company’s core Callaway and Odyssey business, the Company sold certain assets related to the Top-Flite brand, including world-wide trademarks and service marks for net cash proceeds of $19,900,000. In addition, in February 2012, the Company completed the sale of the Ben Hogan brand including all trademarks, service marks and certain other intellectual property for net cash proceeds of $6,961,000. At the time of sale, the net book value of the Top-Flite and Ben Hogan assets totaled $20,244,000 and were included with the net identifiable assets of the Company’s golf ball operating segment. During the six months ended June 30, 2012, the Company recognized a pre-tax net gain of $6,602,000 in general and administrative expenses in the accompanying consolidated condensed statement of operations related to the sale of these two brands.

9. Investments

Investment in TopGolf International, Inc.

The Company has an investment in TopGolf International, Inc. (“TopGolf”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company owns $20,699,000 of preferred shares of TopGolf and has a Preferred Partner Agreement with TopGolf in which the Company has preferred signage rights, rights as the preferred supplier of golf products used or offered for use at TopGolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in the TopGolf retail stores, access to consumer information obtained by TopGolf, and other rights incidental to those listed.

The Company’s ownership interest in TopGolf is less than 20%. In addition, the Company does not have the ability to significantly influence the operating and financing activities and policies of TopGolf. Accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other,” and is included in other long-term assets in the accompanying consolidated condensed balance sheets as of June 30, 2012 and December 31, 2011.

10. Non-Controlling Interest

Investment in Qingdao Suntech Sporting Goods Limited Company

The Company has a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated condensed financial statements as of June 30, 2012 and December 31, 2011, in accordance with ASC Topic 810, “Consolidations.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which $1,988,000 was outstanding as of both June 30, 2012 and December 31, 2011. The Company recorded the loan in other long-term assets in the accompanying consolidated condensed balance sheets as of June 30, 2012 and December 31, 2011.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Product Warranty

The Company has a stated two-year warranty policy for its golf clubs, although the Company sometimes honors warranty claims after the two-year stated warranty period at the Company’s discretion. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The decrease in the provision for future warranty claims during the three and six months ended June 30, 2012 is primarily due to increased reserves in 2011 as a result of the product withdrawal of the uPro MX GPS device in 2011. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$8,262	$8,646	$8,140	$8,427
Provision	1,919	6,234	3,773	8,185
Claims paid/costs incurred	(2,318)	(2,898)	(4,050)	(4,630)

Ending balance	$7,863	$11,982	$7,863	$11,982

12. Financing Arrangements

The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $230,000,000, comprised of a $158,333,000 U.S. facility (of which $20,000,000 is available for letters of credit), a $31,667,000 Canadian facility (of which $5,000,000 is available for letters of credit) and a $40,000,000 United Kingdom facility (of which $2,000,000 is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $3,355,000 at June 30, 2012. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.

As of June 30, 2012, the Company had $70,150,000 outstanding under the ABL Facility and had $27,986,000 of cash and cash equivalents. The Company’s seasonality, as well as the timing of product launches will affect the level of borrowings against the Company’s credit facilities. Generally, during the first quarter, the Company will rely more heavily on its credit facilities to fund operations as cash inflows from operations typically increase during the second and third quarters as a result of cash collections from customers. During 2012, the Company shifted its product launches to the first quarter. In the prior year, products were launched earlier in the fourth quarter of 2010. As such, the cash conversion cycle also shifted to later in the current year as compared to the prior year, which resulted in higher borrowings outstanding at June 30, 2012 compared to June 30, 2011. The maximum amount of Consolidated Funded Indebtedness (as defined by the ABL Facility), including borrowings under the ABL Facility, that could have been outstanding on June 30, 2012, was approximately $170,423,000. Average outstanding borrowings during the six months ended June 30, 2012 were $76,674,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing-twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). The Company’s “availability ratio” is the ratio, expressed as a percentage

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins will be permanently reduced by 0.25% if EBITDA, as defined in the ABL Facility, meets or exceeds $25,000,000 over any trailing twelve-month period, and will be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50,000,000 over any trailing twelve-month period. At June 30, 2012, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.75%.

In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of June 30, 2012, the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company will be subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25,000,000. The Company’s borrowing base was above $25,000,000 during the six months ended June 30, 2012, and as such was not subject to compliance with the fixed charge coverage ratio.

The origination fees incurred in connection with the ABL Facility totaled $4,133,000, which will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of June 30, 2012 and December 31, 2011 were $3,490,000 and $3,194,000, respectively, of which $873,000 and $650,000, respectively, was included in other current assets and $2,618,000 and $2,275,000, respectively, in other long-term assets in the accompanying consolidated condensed financial statements.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Historically, the claims, proceedings and investigations brought against the Company, individually, and in the aggregate, have not had a material adverse effect upon the consolidated results of operations, cash flows, or financial position of the Company. The Company believes that it has valid legal defenses to the matters currently pending against the Company. These matters are inherently unpredictable and the resolutions of those matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance, or the financial impact that will result from such matters. Management believes that the final resolution of the current matters pending against the Company, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position. It is possible, however, that the Company’s results of operations or cash flows could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, the Company’s sales levels, and severance arrangements. As of June 30, 2012, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $84,220,000 over the next six years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of June 30, 2012, are as follows (in thousands):

Remainder of 2012	$49,505
2013	24,530
2014	8,845
2015	674
2016	463
2017	203
Thereafter	—

$84,220

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2012 was not material to the Company’s financial position, results of operations or cash flows.

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

14. Share-Based Employee Compensation

As of June 30, 2012, the Company had one shareholder approved stock plan under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan. From time to time, the Company grants stock options, restricted stock units, phantom stock units, stock appreciation rights and other awards under this plan.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below summarizes the amounts recognized in the financial statements for the three and six months ended June 30, 2012 and 2011 for share-based compensation, including expense for phantom stock units and cash settled stock appreciation rights granted to employees (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$67	$180	$147	$343
Operating expenses	944	5,640	3,729	8,191

Total cost of employee share-based compensation included in income (loss), before income tax	1,011	5,820	3,876	8,534
Amount of income tax recognized in earnings	(389)	(2,383)	(1,492)	(3,284)

Amount charged against net income (loss)	$622	$3,437	$2,384	$5,250

Impact on net income per common share:
Basic	$(0.01)	$(0.05)	$(0.04)	$(0.08)
Diluted	$(0.01)	$(0.05)	$(0.03)	$(0.08)

Stock Options

During the six months ended June 30, 2012 and 2011, the Company granted 5,000 and 1,731,000 shares underlying stock options, respectively, at a weighted average grant-date fair value of $2.63 and $2.94 per share, respectively. There were no stock options granted during the second quarter of 2012 and 2011. Total compensation expense recognized for stock options during the three and six months ended June 30, 2012 was $621,000 and $1,056,000, respectively. During the three and six months ended June 30, 2011, the Company recognized $962,000 and $1,817,000, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of stock options granted during the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
Dividend yield	1.2%	1.4%
Expected volatility	50.6%	48.5%
Risk free interest rate	0.8%	2.0%
Expected life	4.9 years	5.0 years

Restricted Stock Units

During the three months ended June 30, 2012 and 2011, the Company granted 83,000 and 58,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $6.01 and $6.94 per share, respectively. The Company granted 383,000 and 61,000 shares underlying restricted stock units during the six months ended June 30, 2012 and 2011, respectively, at a weighted average grant-date fair value of $6.38 and $7.01 per share, respectively. Total compensation expense recognized for restricted stock units during the three months ended June 30, 2012 and 2011 was $488,000 and $688,000, respectively. Total compensation expense recognized

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for restricted stock units during the six months ended June 30, 2012 and 2011 was $839,000 and $1,328,000, respectively. At June 30, 2012, the Company had $3,063,000 of total unrecognized compensation expense related to non-vested shares granted to employees and non-employees related to restricted stock units. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated condensed statement of operations due to the application of forfeiture rates.

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

During the three and six months ended June 30, 2012, the Company granted 117,000 and 401,000 shares underlying PSUs, respectively, at a weighted average grant date fair value of $5.60 and $6.37 per share, respectively. During the three months ended June 30, 2011, the Company granted 679,000 shares underlying PSUs with a grant date fair value of $7.51 per share. There were no PSUs granted during the second quarter of 2011. At June 30, 2012 and 2011, the fair value of total PSUs outstanding was $2,084,000 and $8,313,000, respectively.

Compensation expense recognized for PSUs outstanding was $138,000 and $995,000, during the three and six months ended June 30, 2012, respectively, and $1,216,000 and $1,633,000 during the three and six month ended June 30, 2011, respectively. In connection with the PSUs, at June 30, 2012 and December 31, 2011, the Company accrued $1,162,000 and $1,325,000, respectively, in accrued employee compensation and benefits, and $923,000 and $594,000, respectively, in long-term other liabilities in the accompanying consolidated condensed balance sheets.

Stock Appreciation Rights

During the three and six months ended June 30, 2012, the Company granted 289,000 and 3,400,000 of cash settled stock appreciation rights (“SARs”), respectively, at a weighted average grant date fair value of $1.78 and $2.07 per share, respectively. The Company records compensation expense for SARs based on the estimated fair value using the Black Scholes option-pricing model. SARs are remeasured based on a revised Black Scholes value at each interim reporting period until they reach the expected term date. The Company reversed $236,000 and recognized $985,000 in compensation expense related to these awards during the three and six months ended June 30, 2012. The Company accrued $922,000 and $321,000 at June 30, 2012 and December 31, 2011, respectively, in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets. At June 30, 2012, the Company accrued $385,000 in long-term other liabilities in the accompanying consolidated condensed balance sheet. There was no accrual in long-term other liabilities at December 31, 2011.

In connection with an employment agreement with a former executive officer of the Company, the Company was contractually obligated to grant $11,730,000 in the form of various share-based awards over the service period stipulated in the agreement. As a result, the total contractual obligation related to these equity awards was recognized on a straight-line basis over the contract term. In connection with the resignation of the executive officer in June 2011, the Company recognized a total of $2,852,000 and $3,551,000 during the three and six months ended June 30, 2011, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price) in the principal and most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities carried at fair value are classified using a three-tier hierarchy based upon observable and unobservable inputs as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The carrying values of cash and cash equivalents (Level 1), trade accounts receivable (Level 3) and trade accounts payable and accrued expenses (Level 3) are reasonable estimates of fair value due to the short-term maturities of these instruments.

The following table summarizes the valuation of the Company’s foreign currency exchange contracts by the above pricing levels as of the valuation dates listed (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Observable market based inputs (Level 2)	Carrying Value	Observable market based inputs (Level 2)
Foreign currency derivative instruments—asset position	$1,957	$1,957	$2,514	$2,514
Foreign currency derivative instruments—liability position	1,289	1,289	3,746	3,746

The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations. See Note 16 below for further information on foreign currency exchange contracts.

Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include property, plant and equipment, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and six months ended June 30, 2012 and 2011, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At June 30, 2012 and December 31, 2011, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $186,097,000 and $165,533,000, respectively, of which $85,637,000 and $131,311,000, respectively, represent contracts used to hedge exposures in operating results from the translation of revenues and expenses of the Company’s international subsidiaries into U.S. dollars and $100,460,000 and $34,222,000, respectively, represents contracts used to hedge balance sheet exposures denominated in foreign currencies. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at June 30, 2012 and December 31, 2011 (in thousands):

	Asset Derivatives
	June 30, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$1,957	Other current assets	$2,514

	Liability Derivatives
	June 30, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$1,289	Accounts payable and accrued expenses	$3,746

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the location of gains and losses in the consolidated condensed statements of operations that were recognized during the three months ended June 30, 2012 and 2011, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative instruments	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Foreign currency exchange contracts	Other income (expense)	$(2,200)	$(5,716)	$3,485	$(7,054)

The net realized and unrealized contractual net gains recognized for the three and six months ended June 30, 2012 were used to offset actual foreign currency transactional losses of $1,506,000 and $2,692,000, respectively. The net realized and unrealized contractual net losses recognized for the three and six months ended June 30, 2011 were used to offset actual foreign currency transactional gains of $2,479,000 and $2,544,000, respectively.

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

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales
Golf clubs	$231,285	$219,081	$473,837	$460,067
Golf balls	49,838	54,733	92,384	99,346

	$281,123	$273,814	$566,221	$559,413

Income (loss) before provision for income taxes
Golf clubs(1)(2)	$17,953	$12,308	$50,595	$41,613
Golf balls(1)(2)	4,162	1,085	5,739	3,385
Reconciling items(3)	(17,120)	(26,976)	(19,829)	(36,983)

	$4,995	$(13,583)	$36,505	$8,015

Additions to long-lived assets
Golf clubs	$5,208	$6,126	$12,715	$11,224
Golf balls	56	1,321	239	3,421

	$5,264	$7,447	$12,954	$14,645

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.
(2)	The Company’s golf clubs and golf balls operating segments absorbed the following pre-tax charges:
•	$1,667,000 and $324,000, respectively, in connection with the Company’s Cost Reduction Initiatives during the three months ended June 30, 2012;
•	$1,686,000 and $333,000, respectively, in connection with the Company’s Cost Reduction Initiatives during the six months ended June 30, 2012;
•	$3,816,000 and $2,031,000, respectively, in connection with the final phase of the Company’s GOS Initiatives during the three months ended June 30, 2011; and
•	$8,356,000 and $3,793,000, respectively, in connection with the final phase of the Company’s GOS Initiatives during the six months ended June 30, 2011.
(3)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The reconciling items include the following pre-tax items;
•	Pre-tax charges of $2,652,000 in connection with the Cost Reduction Initiatives in both the three and six months ended June 30, 2012;
•	A pre-tax gain of $6,602,000 in connection with the sale of the Top-Flite and Ben Hogan brands during the six months ended June 30, 2012;
•	Pre-tax charges of $5,162,000 in connection with the Company’s Reorganization and Reinvestment Initiatives in both the three and six months ended June 30, 2011;
•	A pre-tax impairment charge of $5,413,000 in connection with certain trademarks and trade names in both the three and six months ended June 30, 2011; and
•	A pre-tax gain of $6,170,000 in connection with the sale of certain buildings during the six months ended June 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors” on page 2 of this report.

Results of Operations

Overview of Business and Seasonality

The Company designs, manufactures and sells high quality golf clubs and golf balls and also sells golf-related accessories, including golf bags, golf gloves and uPro GPS on-course measurement devices. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s golf products are designed for golfers of all skill levels, both amateur and professional.

The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway Golf woods, hybrids, irons, and wedges as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls, until the sale of the Top-Flite brand in March 2012 (see Note 8). As discussed in Note 17 “Segment Information” to the Notes to Consolidated Condensed Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.

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

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The impact of the translation of sales denominated in foreign currencies into U.S. dollars had a net negative impact on the Company’s financial results during the first six months of 2012.

Executive Summary

The Company’s overall financial results improved during the first half of 2012 compared to the first half of 2011. Although the Company’s net sales remained relatively constant, the Company’s gross margins, operating expenses, and earnings improved. The Company also made progress on many of its strategic initiatives that are being implemented to enable the Company to focus on its core business. These initiatives included (i) the sale of the Top-Flite and Ben Hogan brands, (ii) the licensing of the Company’s North American apparel business and footwear business, and (iii) significant changes in senior management, including new hires to oversee the Company’s global marketing and global operations organizations. Additionally, the Company recently announced its Cost Reduction Initiatives, which are designed to streamline and simplify the Company’s organizational structure and change the manner in which the Company approaches and operates its business. These actions include a 12% reduction in workforce that impacted all regions and levels of the organization, support the Company’s plans to streamline operations, and sharpen the focus placed on the Company’s core product lines of the Callaway and Odyssey brands.

The Company’s sales for the six months ended June 30, 2012 increased to $566.2 million, with increases in sales of accessories and other products, putters and woods, offset by decreased sales in irons, and value golf balls. Regionally, during the six months ended June 30, 2012 compared to the same period in the prior year, the Company’s sales in the United States and Japan increased, while sales in Canada and Korea decreased. One of the Company’s primary objectives going forward will be to address the loss of market share in the irons product category, which contributed to the decrease in irons sales during the first half of 2012.

For the first half of 2012, the Company’s gross margin increased to 42% compared to 40% for the same period in 2011. The increase in gross margin was primarily attributable to the Company’s completion of its global operations strategy initiatives in December 2011. During the first half of 2011, gross margin was negatively affected by $12.1 million of costs (or 220 basis points) in connection with these initiatives. Gross margin was adversely impacted this year by increased closeout activity within the putters, woods and irons product categories as well as higher club component costs due to more expensive technology incorporated into the Company’s new RAZR Fit product line.

The Company’s operating expenses improved to $197.6 million during the first half of 2012 compared to $213.5 million during the same period in the prior year despite incremental investment in brand and demand creation initiatives. The improvement in operating expenses is primarily due to a decrease in employee costs resulting primarily from a decline in personnel related to the Company’s 2011 Reorganization and Reinvestment Initiatives partially offset by increased spending on marketing and advertising. The Company’s operating expenses for the first half of 2012 include a $6.6 million gain on the sale of the Top-Flite and Ben Hogan brands, as well as $3.7 million of charges associated with the Cost Reduction Initiatives. The Company’s operating expenses for the first half of 2011 include a gain of $6.2 million related to the sale of three buildings as well as $5.2 million of restructuring costs related to the 2011 Reorganization and Reinvestment Initiatives and a $5.4 million non-cash impairment charge related to the Company’s Top-Flite assets.

Net income for the first half of 2012 increased to $34.6 million compared to a loss of $46.2 million in the comparable period in 2011. Diluted earnings per share increased to $0.41 in the first half of 2012 compared to a loss of $0.80 in the comparable period of 2011. The Company’s net income and earnings per share for the first half of 2012 compared to the same period in 2011 benefited not only from the increase in sales and gross margins and improvement in operating expenses discussed above but also from a $52.4 million improvement in income taxes due to the establishment in the second quarter of 2011 of a $52.8 million non-cash deferred tax valuation allowance related to the Company’s U.S. deferred tax assets and a $3.9 million increase in other income resulting from an increase in net foreign currency gains.

Although the Company’s financial results for the first six months of 2012 improved over the same period in 2011, management is not satisfied with the pace at which the Company’s financial performance and market position are recovering. As a result, management is taking action to accelerate the pace of recovery, with its recently announced Cost Reduction Initiatives which will better align the Company’s cost structure with its current business levels. Estimated costs associated with these actions are expected to be up to $36.0 to $42.0 million over the next 12 months and are expected to generate approximately $52.0 million in annual savings. Management believes that these actions, together with its renewed focus on its core Callaway Golf and Odyssey brands, and changes the Company is making to its sales and marketing strategy will position the Company for sales growth and improved profitability in 2013 and beyond.

Three-Month Periods Ended June 30, 2012 and 2011

Net sales for the second quarter of 2012 increased to $281.1 million compared to $273.8 million in the second quarter of 2011. This increase was primarily due to the successful second quarter launch of the Company’s Metal X putter platform as well as increased sales of packaged sets, GPS devices and golf bags. These increases were offset by a decline in sales of woods, golf balls and irons and wedges primarily due to lower average selling prices in the woods category, the sale of the Top-Flite brand, which negatively impacted golf ball sales, and declines in market share in the irons category. The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2012	2011	Dollars	Percent
Net sales:
Golf clubs	$231.3	$219.1	$12.2	6%
Golf balls	49.8	54.7	(4.9)	(9)%

	$281.1	$273.8	$7.3	3%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2012	2011	Dollars	Percent
Net sales:
United States	$142.3	$138.6	$3.7	3%
Europe	43.4	42.9	0.5	1%
Japan	37.0	28.7	8.3	29%
Rest of Asia	26.6	27.6	(1.0)	(4)%
Other countries	31.8	36.0	(4.2)	(12)%

	$281.1	$273.8	$7.3	3%

Net sales in the United States increased $3.7 million (3%) to $142.3 million during the second quarter of 2012 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $3.6 million to $138.8 million for the second quarter of 2012 compared to $135.2 million in the same quarter of 2011. This increase was largely due to an increase in sales in Japan due to the earthquake and tsunami in March 2011 which negatively impacted sales in that region in the prior year. This increase was partially offset by a decline in sales in Canada and Korea during the second quarter of 2012. The Company’s reported net sales in regions outside the United States in 2012 were unfavorably affected by the translation of foreign currency sales into U.S. dollars based upon 2011 exchange rates. If 2011 exchange rates were applied to 2012 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $3.0 million higher than reported in the second quarter of 2012.

For the second quarter of 2012, gross profit increased $8.0 million to $110.7 million from $102.7 million in the second quarter of 2011. Gross profit as a percentage of net sales (“gross margin”) increased to 39% in the second quarter of 2012 compared to 37% in the second quarter of 2011. The increase in gross margin was primarily attributable to the Company’s completion of its global operations strategy initiatives (“GOS”) in December 2011. During the second quarter of 2011, gross margin was negatively affected by $5.8 million of costs (or 2.1 margin points) in connection with these initiatives. This increase was partially offset by an increase in club component costs due to a combination of more expensive premium materials and technology incorporated into the 2012 new product line, combined with increased closeout activity in 2012 within the irons and woods categories on products in the second year of their product life cycles. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses increased by $1.5 million to $75.7 million (27% of net sales) in the second quarter of 2012 compared to $74.2 million (27% of net sales) in the comparable period of 2011. The dollar increase was primarily due to a $4.6 million increase in advertising and promotional expenses, which is consistent with the Company’s Reorganization and Reinvestment Initiatives announced in June 2011, partially offset by a $2.2 million decrease in employee costs primarily as a result of a decline in headcount period over period offset by the reversal of accrued incentive compensation expense during the second quarter of 2011.

General and administrative expenses decreased by $11.7 million to $18.4 million (7% of net sales) in the second quarter of 2012 compared to $30.1 million (11% of net sales) in the comparable period of 2011. The dollar decrease was primarily due to a $5.6 million decrease in employee costs primarily due to reductions in severance charges and headcount period over period resulting from the 2011 Restructuring and Reorganization Initiatives. In addition, the Company recognized a $5.4 million impairment charge during the second quarter of 2011 related to a reduction in fair value of certain intangible assets acquired in 2003 as part of the Top-Flite acquisition. These decreases were partially offset by the reversal of accrued incentive compensation expense during the second quarter of 2011.

Research and development expenses decreased by $1.6 million to $6.9 million (2% of net sales) in the second quarter of 2012 compared to $8.5 million (3% of net sales) in the comparable period of 2011 primarily due to reductions in employee headcount period over period partially offset by the reversal of accrued incentive compensation expense during the second quarter of 2011.

Other expense increased to $4.6 million in the second quarter of 2012 compared to $3.4 million in the comparable period of 2011 due to an increase in interest expense combined with an increase in net foreign currency losses in the second quarter of 2012 compared to the same period in 2011.

The Company’s provision for income taxes decreased to $2.2 million for the second quarter of 2012 compared to $45.5 million for the comparable period of 2011. During the second quarter of 2011, the Company recorded tax expense of $52.8 million in order to establish a valuation allowance against its U.S. deferred tax assets. Due to the effects of this deferred tax asset valuation allowance, the Company’s effective tax rate for the second quarter of 2012 is not comparable to the effective tax rate for the second quarter of 2011 as the Company’s income tax amount is not directly correlated to the amount of its pretax income.

Net income for the second quarter of 2012 increased to $2.8 million compared to a net loss of $59.1 million in the comparable quarter of 2011. Diluted earnings per share increased to break-even in the second quarter of 2012 compared to a loss per share of $0.96 in the comparable period of 2011. The Company’s net income for the second quarter of 2012 and 2011 includes the following charges (in millions):

	Three Months Ended June 30,
	2012	2011
Pre-tax charges related to the Cost Reduction Initiatives	$(4.7)	$—
Pre-tax charges related to the Reorganization and Reinvestment Initiatives	—	(5.2)
Pre-tax impairment charges	—	(5.4)
Pre-tax GOS charges	—	(5.8)
Income tax provision(1)	(2.2)	(45.5)

Total charges	$(6.9)	$(61.9)

(1)	The Company’s income tax provision for 2012 and 2011 is affected by a valuation allowance against the Company’s U.S. deferred tax assets and is therefore not directly correlated to the amount of its pretax income. See Note 3 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended June 30, 2012 and 2011

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2012	2011	Dollars	Percent
Net sales:
Woods	$58.6	$65.3	$(6.7)	(10)%
Irons	57.8	61.1	(3.3)	(5)%
Putters	38.9	23.8	15.1	63%
Accessories and other	76.0	68.9	7.1	10%

	$231.3	$219.1	$12.2	6%

The $6.7 million (10%) decrease in net sales of woods to $58.6 million for the quarter ended June 30, 2012 was primarily due to a decrease in both sales volume and average selling prices. The decrease in sales volume was primarily due to a decline in hybrid club sales combined with no new Legacy woods launch during the second quarter of 2012. The decrease in average selling prices was primarily due to an increase in driver closeout activity which was almost entirely offset by an increase in fairway woods average selling prices combined with an overall favorable shift in sales mix with fewer sales of lower priced hybrids.

The $3.3 million (5%) decrease in net sales of irons to $57.8 million for the quarter ended June 30, 2012 was primarily attributable to a decline in average selling prices partially offset by an increase in sales volume. The decline in average selling prices was primarily due to increased discounting of certain irons products during the second quarter of 2012 compared to the same quarter in the prior year combined with an unfavorable shift in product mix from sales of higher priced RAZR X irons during the second quarter of 2011 to sales of the more moderately priced Diablo Edge R and RAZR X HL irons during the second quarter of 2012. The increase in sales volumes was primarily due to the later planned launch timing of the current year RAZR X HL irons which were launched later during the first quarter in 2012 compared to the prior year RAZR X irons which were launched in the fourth quarter of 2010, resulting in higher re-order activity during the second quarter of 2012 compared to the same quarter in 2011.

The $15.1 million (63%) increase in net sales of putters to $38.9 million for the quarter ended June 30, 2012 was primarily attributable to an increase in sales volume partially offset by a slight decline in average selling prices. The increase in sales volume was due to the current quarter launch of the Metal X platform of putters as well as an increase in sale of mid and long putters. The decline in average selling prices was largely attributable to increased closeout activity in preparation for the Metal X launch.

The $7.1 million (10%) increase in net sales of accessories and other products to $76.0 million for the quarter ended June 30, 2012 was primarily driven by an increase in sales of (i) packaged sets due to the current year launch of new Callaway Jr. sets and Top-Flite packaged sets; (ii) GPS devices due to the current quarter launch of the Company’s new MX+ GPS device; and (iii) an increase in sales of golf bags. These increases were partially offset by a slight decline in sales of headwear and footwear during the second quarter of 2012 compared to the comparable period in the prior year.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Decline
	2012	2011	Dollars	Percent
Net sales:
Golf balls	$49.8	$54.7	$(4.9)	(9)%

The $4.9 million (9%) decrease in net sales of golf balls to $49.8 million for the quarter ended June 30, 2012 was primarily due to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to a decline in sales of Top-Flite balls primarily resulting from the sale of the Top-Flite brand in March 2012, combined with no new Top-Flite ball launch in 2012. The increase in average selling prices was due to a favorable shift in sales mix from lower priced Top-Flite balls to higher priced Callaway golf balls combined with the successful current year launch of the HX Chrome and HX Black Tour balls during the six months ended June 30, 2012.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth
	2012	2011(1)	Dollars	Percent
Income (loss) before income taxes:
Golf clubs(2)	$18.0	$12.3	$5.7	46%
Golf balls(2)	4.2	1.0	3.2	320%
Reconciling items(3)	(17.2)	(26.9)	9.7	36%

	$5.0	$(13.6)	$18.6	137%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.
(2)	In connection with the Company’s Cost Reduction Initiatives, during the three months ended June 30, 2012, the Company’s golf clubs and golf balls segments absorbed pre-tax charges of $1.7 million and $0.3 million, respectively. In connection with the final phase of the Company’s GOS Initiatives, during the three months ended June 30, 2011, the Company’s golf clubs and golf balls segments absorbed $3.8 million and $2.0 million, respectively, in pre-tax charges related to these initiatives. The Company completed the final phase of the GOS initiatives in December 2011. See Note 2 “Restructuring Initiatives” to the Notes to Consolidated Condensed Financial Statements for details regarding the initiatives referenced herein.
(3)

Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the second quarter of 2012, the reconciling items include pre-tax charges of $2.7 million in connection with the Cost Reduction Initiatives (see Note 2 “Restructuring Initiatives” in the Notes to Consolidated Condensed Financial Statements). For the second quarter of 2011, the reconciling items include (i) a pre-tax impairment charge of $5.4 million in connection with certain trademarks and trade names, and (ii) a pre-tax charge of $5.2 million in connection with the Company’s Reorganization and Reinvestment Initiatives (see Note 8 “Goodwill and Intangible Assets” and Note 2 “Restructuring Initiatives”, respectively, in the Notes to Consolidated Condensed Financial Statements).

Pre-tax income in the Company’s golf clubs operating segment increased to $18.0 million for the second quarter of 2012 from $12.3 million for the comparable period in the prior year. This increase was primarily driven by an increase in net sales as discussed above combined with a slight increase in gross margin and a decrease in operating expenses. The slight increase in gross margin was primarily driven by the Company’s completion of its GOS initiatives in December 2011. During the second quarter of 2011, the golf clubs segment absorbed $3.8 million of costs in connection with these initiatives. This increase was partially offset by (i) an increase in club component costs due to a combination of more expensive premium materials and technology incorporated into the 2012 product introductions; and (ii) an increase in close-out activity on older Legacy irons, RAZR Hawk line of drivers and fairway woods, and RAZR X family of irons.

Pre-tax income in the Company’s golf balls operating segment increased to $4.2 million for the second quarter of 2012 from $1.0 million for the comparable period in the prior year. This increase was primarily attributable to an increase in gross margin, partially offset by the decrease in net sales as discussed above. The increase in gross margin was primarily due to the Company’s completion of its GOS initiatives in December 2011. During the first quarter of 2011, the golf balls segment absorbed $2.0 million of costs in connection with these initiatives. In addition, gross margins were favorably impacted by an increase in average selling prices due to the current year launch of the premium Hex Black Tour golf ball, with no comparable launch in the prior year. As mentioned above, golf ball net sales were negatively impacted by the sale of Top-Flite and Ben Hogan brands. The Company completed the sale of its Top-Flite and Ben Hogan brands during the first quarter of 2012. In recent years, sales of Top-Flite and Ben Hogan branded golf balls have represented approximately 25% of the Company’s total golf ball annual sales. However the Company is in the process of implementing strategies to replace a portion of these sales with more profitable future products.

Six-Month Periods Ended June 30, 2012 and 2011

Net sales for the six months ended June 30, 2012 increased $6.8 million to $566.2 million compared to $559.4 million for the same period in 2011. This increase was primarily due to an increase in sales of the Company’s accessories and other products due to increased sales of packaged sets, GPS devices and apparel, an increase in putter sales due to the second quarter launch of the Company’s new Metal X putter platform and a slight increase in woods sales resulting from the introduction of the Company’s RAZR X Black and RAZR Fit woods during the first quarter of 2012 compared to the prior year launch of the Diablo Octane woods during the fourth quarter of 2010. These increases were partially offset by declines in sales of irons, which primarily resulted from declines in market share in the irons category. The Company’s net sales by operating segment are presented below (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2012	2011	Dollars	Percent
Net sales:
Golf clubs	$473.8	$460.1	$13.7	3%
Golf balls	92.4	99.3	(6.9)	(7)%

	$566.2	$559.4	$(6.8)	1%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2012	2011	Dollars	Percent
Net sales:
United States	$292.0	$283.9	$8.1	3%
Europe	86.1	89.1	(3.0)	(3)%
Japan	79.2	66.3	12.9	19%
Rest of Asia	44.6	51.1	(6.5)	(13)%
Other foreign countries	64.3	69.0	(4.7)	(7)%

	$566.2	$559.4	$6.8	1%

Net sales in the United States increased $8.1 million (3%) to $292.0 million during the first half of 2012 compared to the same period in the prior year. As mentioned above, this increase was primarily due to the timing of planned product launches primarily in the putter’s category. The Company’s sales in regions outside of the United States decreased $1.3 million to $274.2 million for the first half of 2012 compared to $275.5 million in the same period in 2011. This decrease was largely caused by a decline in sales in Canada of $6.2 million and Korea of $5.4 million during the first half of 2012. This was offset by an increase in sales in Japan due to the earthquake and tsunami in March 2011 which negatively impacted sales in that region in the prior year. The Company’s reported net sales in regions outside the United States in 2012 were unfavorably affected by the translation of foreign currency sales into U.S. dollars based upon 2011 exchange rates. If 2011 exchange rates were applied to 2012 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $2.7 million higher than reported during the six months ended June 30, 2012.

For the first six months of 2012, gross profit increased $8.7 million to $235.0 million from $226.3 million in the comparable period of 2011. Gross profit as a percentage of net sales (“gross margin”) increased to 42% in the first six months of 2012 compared to 40% in the comparable period of 2011. The increase in gross margin was primarily attributable to the Company’s completion of its global operations strategy initiatives (“GOS”) in December 2011. During the first six months of 2011, gross margin was negatively affected by $12.1 million of costs (or 2.2 margin points) in connection with these initiatives. These increases were partially offset by (i) an increase in closeout activity within the putters, woods and irons product categories, and (ii) an increase in club component costs due to a combination of more expensive premium materials and technology incorporated into the 2012 new product line. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses increased by $3.1 million to $152.5 million (27% of net sales) in the first six months of 2012 compared to $149.4 million (27% of net sales) in the comparable period of 2011. The dollar increase was primarily due to increases of $9.0 million in advertising and promotional activities, which is consistent with the Company’s Reorganization and Reinvestment Initiatives announced in June 2011, partially offset by a $5.9 million decrease in employee costs primarily as a result of a decline in headcount period over period.

General and administrative expenses decreased by $15.7 million to $30.7 million (5% of net sales) in the first six months of 2012 compared to $46.4 million (8% of net sales) in the comparable period of 2011. The dollar decrease was primarily due to (i) an $8.4 million decrease in employee costs primarily as a result of reductions in severance charges and headcount period over period resulting from the 2011 Restructuring and Reorganization Initiatives, (ii) the recognition of a $6.6 million net gain from the sale of the Company’s Top-Flite and Ben Hogan brands during the first quarter of 2012, (iii) a $5.4 million impairment charge recognized in June 2011 on certain intangible assets related to the Top-Flite acquisition in 2003, and (iv) a $1.1 million decrease in legal expenses. These decreases were partially offset by a $6.2 million net gain recognized in March 2011 in connection with the sale of three of the Company’s buildings.

Research and development expenses decreased by $3.3 million to $14.4 million in the first six months of 2012 compared to $17.7 million in the comparable period of 2011. As a percentage of sales, research and development expenses remained constant at 3% during the first six months of 2012 and 2011. The dollar decrease was primarily due to a $1.9 million decrease in employee costs primarily as a result of a decline in headcount period over period.

Other expense decreased by $3.9 million to $0.9 million in the first six months of 2012 compared to $4.8 million in the comparable period of 2011. This decrease was primarily attributable to an increase in net foreign currency gains partially offset by an increase in interest expense.

The Company’s provision for income taxes totaled $1.9 million for the first six months of 2012, compared to $54.3 million for the comparable period of 2011. During the second quarter of 2011, the Company recorded tax expense of $52.8 million in order to establish a valuation allowance against its U.S. deferred tax assets. Due to the effects of its deferred tax asset valuation allowance, the Company’s effective tax rate for the six months ended June 30, 2012 is not comparable to the effective tax rate for the six months ended June 30, 2011 as the Company’s income tax amount is not directly correlated to the amount of its pretax income.

Net income for the first six months of 2012 increased to $34.6 million from a net loss of $46.2 million in the comparable period of 2011. Diluted earnings per share increased to $0.41 in the first six months of 2012 compared to losses per share of $0.80 in the first six months of 2011. The Company’s net income for the first six months of 2012 and 2011 includes the following charges and gains (in millions):

	Six Months Ended June 30,
	2012	2011
Pre-tax gain on the sale of Top-Flite and Ben Hogan brands	$6.6	$—
Pre-tax charges related to the Cost Reduction Initiatives	(4.7)	—
Pre-tax gain on the sale of buildings	—	6.2
Pre-tax charges related to the Reorganization and Reinvestment Initiatives	—	(5.2)
Pre-tax impairment charges	—	(5.4)
Pre-tax GOS charges	—	(12.3)
Income tax provision(1)	(1.9)	(54.3)

Total charges	$—	$(71.0)

(1)	The Company’s income tax provision for 2012 and 2011 is affected by a valuation allowance against the Company’s U.S. deferred tax assets and is therefore not directly correlated to the amount of its pretax income. See Note 3 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.

Golf Clubs and Golf Balls Segments Results for the Six Months Ended June 30, 2012 and 2011

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2012	2011	Dollars	Percent
Net sales:
Woods	$149.3	$146.3	$3.0	2%
Irons	116.1	131.2	(15.1)	(12)%
Putters	62.9	52.6	10.3	20%
Accessories and other	145.5	130.0	15.5	12%

	$473.8	$460.1	$13.7	3%

The $3.0 million (2%) increase in net sales of woods to $149.3 million for the six months ended June 30, 2012 was primarily due to an increase in average selling prices partially offset by a decline in sales volume. The increase in average selling prices primarily resulted from an increase in fairway woods average selling prices due to the current year launch of the RAZR Fit fairway woods at a higher selling price than the RAZR Hawk fairway woods launched in the prior year, combined with less closeout activity for drivers and fairway woods during the six months ended June 30, 2012 compared to the same period in the prior year. Average selling prices were also positively impacted by a favorable shift in sales mix resulting from less sales of lower priced hybrids in 2012. The decrease in sales volume was primarily due to a decline in hybrid club sales combined with no new Legacy woods launch during the first half of 2012.

The $15.1 million (12%) decrease in net sales of irons to $116.1 million for the six months ended June 30, 2012 was primarily attributable to a decline in average selling prices combined with a decline in sales volume. The decline in average selling prices was primarily due to an unfavorable shift in product mix from sales of higher priced RAZR X models in the prior year to sales of more moderately priced Diablo Edge R and RAZR X HL irons models during the first half of 2012. The Company’s average selling prices were also negatively impacted by increased discounting during the first half of 2012 compared to the same period in the prior year. The decline in sales volume was primarily due to declines in market share resulting from less favorable consumer acceptance of the irons models launched in the current year compared to the strong performance of RAZR X launched in 2011.

The $10.3 million (20%) increase in net sales of putters to $62.9 million for the six months ended June 30, 2012 was primarily due to an increase in sales volume partially offset by a decline in average selling prices. The increase in sales volume was due to the second quarter launch of the Metal X platform of putters as well as an increase in sales of mid and long putters. The decline in average selling prices was largely attributable to increased closeout activity in preparation for the Metal X platform launch.

The $15.5 million (12%) increase in net sales of accessories and other products to $145.5 million for the six months ended June 30, 2012 was primarily driven by an increase in sales of; (i) packaged sets due to the current year launch of the new Callaway Jr. sets and Top-Flite packaged sets; (ii) apparel primarily due to the sale of apparel in Europe and South Pacific beginning during the second quarter of 2011; (iii) GPS devices due to the current quarter launch of the Company’s new MX+ GPS device; and (iii) an increase in sales of golf bags. These increases were partially offset by a decline in sales of footwear and headwear during the first half of 2012 compared to the same period in the prior year.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Decline
	2012	2011	Dollars	Percent
Net sales:
Golf balls	$92.4	$99.3	$(6.9)	(7)%

The $6.9 million (7%) decrease in net sales of golf balls to $92.4 million for the six months ended June 30, 2012 was primarily due to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to a decline in sales of Top-Flite balls primarily resulting from the sale of the Top-Flite brand in March 2012, combined with no new Top-Flite ball launch in 2012. The increase in average selling prices was due to a favorable shift in sales mix from lower priced Top-Flite balls to higher priced Callaway golf balls.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth
	2012	2011	Dollars	Percent
Income before income taxes
Golf clubs(1)(2)	$50.6	$41.6	$9.0	22%
Golf balls(1)(2)	5.7	3.4	2.3	68%
Reconciling items(3)	(19.8)	(37.0)	17.2	46%

	$36.5	$8.0	$28.5	356%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.
(2)	In connection with the Company’s Cost Reduction Initiatives, during the six months ended June 30, 2012, the Company’s golf clubs and golf balls segments absorbed pre-tax charges of $1.7 million and $0.3 million, respectively. In connection with the final phase of the Company’s GOS Initiatives, during the six months ended June 30, 2011, the Company’s golf clubs and golf balls segments absorbed $8.4 million and $3.8 million, respectively, in pre-tax charges related to these initiatives. The Company completed the final phase of the GOS initiatives in December 2011, and as such, the charges incurred in 2012 were nominal. See Note 2 “Restructuring Initiatives” to the Notes to Consolidated Condensed Financial Statements for details regarding the initiatives referenced herein.
(3)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the first six months of 2012, the reconciling items include (i) pre-tax charges of $2.7 million in connection with the Cost Reduction Initiatives (see Note 2 “Restructuring Initiatives” in the Notes to Consolidated Condensed Financial Statements), and (ii) a pre-tax gain of $6.6 million in connection with the sale of the Top-Flite and Ben Hogan brands (see Note 8 “Goodwill and Intangible Assets” in the Notes to Consolidated Condensed Financial Statements). For the first six months of 2011, the reconciling items include (i) a pre-tax impairment charge of $5.4 million in connection with certain trademarks and trade names (see Note 8 “Goodwill and Intangible Assets” in the Notes to Consolidated Condensed Financial Statements), (ii) pre-tax charges of $5.2 million in connection with the Company’s Reorganization and Reinvestment Initiatives (see Note 2 “Restructuring Initiatives” in the Notes to Consolidated Condensed Financial Statements) and, a pre-tax gain of $6.2 million in connection with the sale of certain buildings (see Note 4 “Sale of Buildings” in the Notes to Consolidated Condensed Financial Statements).

Pre-tax income in the Company’s golf clubs operating segment increased to $50.6 million for the first six months of 2012 from $41.6 million for the comparable period in the prior year. This increase was primarily attributable to the increase in net sales as discussed above. Although gross margin was flat period over period, gross margin was favorably affected by the Company’s completion of its GOS initiatives in December 2011. During the first six months of 2011, the golf clubs segment absorbed $8.4 million of costs in connection with these initiatives. This increase was offset by (i) an increase in close-out activity on older White Ice family of putters in anticipation of the current year launch of the Metal X platform, as well as price reductions on RAZR Hawk woods, older Legacy irons, and the RAZR X family of irons, and (ii) an increase in club component costs due to a combination of more expensive premium materials and technology incorporated into the 2012 new product introductions.

Pre-tax income in the Company’s golf balls operating segment increased to $5.7 million for the first six months of 2012 from $3.4 million for the comparable period in the prior year. This increase was primarily attributable to an increase in gross margin partially offset by a decrease in net sales as discussed above. Gross margin was favorably affected by the Company’s completion of its GOS initiatives in December 2011. During the first six months of 2011, the golf balls segment absorbed $3.8 million of costs in connection with these initiatives. In addition, gross margins were favorably impacted by an increase in average selling prices due to the current year launch of the premium Hex Black Tour golf ball, with no comparable launch in the prior year. As mentioned above, golf ball net sales were negatively impacted by the sale of the Top-Flite and Ben Hogan brands. The Company completed the sale of its Top-Flite and Ben Hogan brands during the first quarter of 2012. In recent years, sales of Top-Flite and Ben Hogan branded golf balls have represented approximately 25% of the Company’s total golf ball annual sales. However the Company is in the process of implementing strategies to replace these sales by reinvesting the proceeds from the sale of the Top-Flite and Ben Hogan brands into more profitable future products.

Financial Condition

The Company’s cash and cash equivalents decreased $15.0 million to $28.0 million at June 30, 2012, from $43.0 million at December 31, 2011. The levels of cash and cash equivalents fluctuate with the seasonality of the Company’s business and are affected by the timing of product launches. Generally, during the first quarter, the Company will rely more heavily on its credit facility to fund operations as cash inflows from operations begin to increase during the second quarter as a result of cash collections from customers. During the six months ended June 30, 2012, the Company used its cash and cash equivalents, net proceeds of $26.9 million from the sale of the Top-Flite and Ben Hogan brands, and borrowings from its credit facility to fund $91.3 million of cash used in operating activities in addition to $14.1 million in capital expenditures. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facility, as deemed necessary (see further information on the Company’s credit line below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of June 30, 2012, the Company’s net accounts receivable increased $139.2 million to $254.9 million from $115.7 million as of December 31, 2011. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $281.1 million during the second quarter of 2012 compared to net sales of $153.9 million during the fourth quarter of 2011. The Company’s net accounts receivable increased by $1.4 million as of June 30, 2012 compared to the Company’s net accounts receivable as of June 30, 2011. This increase was primarily attributable to an increase in net sales during the second quarter of 2012 compared to the same period in the prior year.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s net inventory decreased $17.3 million to $215.8 million as of June 30, 2012 compared to $233.1 million as of December 31, 2011. The Company’s net inventory increased slightly by $0.5 million as of June 30, 2012 compared to the Company’s net inventory as of June 30, 2011. Net inventories as a percentage of the trailing twelve months net sales increased to 24.2% as of June 30, 2012 compared to 23.3% as of June 30, 2011. This increase was driven primarily by an increase in golf accessories inventory.

Liquidity and Capital Resources

Sources of Liquidity

The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $230.0 million, comprised of a $158.3 million U.S. facility (of which $20.0 million is available for letters of credit), a $31.7 million Canadian facility (of which $5.0 million is available for letters of credit) and a $40.0 million United Kingdom facility (of which $2.0 million is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $3.4 million at June 30, 2012. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.

As of June 30, 2012, the Company had $70.2 million outstanding under the ABL Facility and had $28.0 million of cash and cash equivalents. The Company’s seasonality, as well as the timing of product launches will affect the level of borrowings against the Company’s credit facilities. Generally, during the first quarter, the Company will rely more heavily on its credit facilities to fund operations as cash inflows from operations typically increase during the second and third quarters as a result of cash collections from customers. During 2012, the Company shifted its product launches to the first quarter. In the prior year, products were launched earlier in the fourth quarter of 2010. As such, the cash conversion cycle also shifted to later in the current year as compared to the prior year, which resulted in higher borrowings outstanding at June 30, 2012 compared to June 30, 2011. The maximum amount of Consolidated Funded Indebtedness (as defined by the ABL Facility), including borrowings under the ABL Facility, that could have been outstanding on June 30, 2012, was approximately $170.4 million. Average outstanding borrowings during the six months ended June 30, 2012 was $76.7 million. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing-twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). The Company’s “availability ratio” is the ratio, expressed as a percentage, of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins will be permanently reduced by 0.25% if EBITDA, as defined in the ABL Facility, meets or exceeds $25.0 million over any trailing twelve-month period, and will be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50.0 million over any trailing twelve-month period. At June 30, 2012, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.75%.

In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of June 30, 2012 the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company will be subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25.0 million. The Company’s borrowing base was above $25.0 million during the six months ended June 30, 2012, and as such was not subject to compliance with the fixed charge coverage ratio.

The origination fees incurred in connection with the ABL Facility totaled $4.1 million, which will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of June 30, 2012 and December 31, 2011 were $3.5 million and $3.2 million, respectively, of which $0.9 million and $0.7 million, respectively, was included in other current assets and $2.63 million and $2.3 million, respectively, in other long-term assets in the accompanying consolidated condensed financial statements

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of June 30, 2012 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations(1)	$84.2	$49.5	$33.4	$1.1	$0.2
Operating leases(2)	30.4	11.8	12.3	5.2	1.1
Uncertain tax contingencies(3)	9.3	0.4	1.7	4.2	3.0

Total	$123.9	$61.7	$47.4	$10.5	$4.3

(1)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(2)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
(3)	Amount represents total uncertain income tax positions. For further discussion see Note 3 “Income Taxes” to the Consolidated Condensed Financial Statements in this Form 10-Q.

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

The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2012 was not material to the Company’s financial position, results of operations or cash flows.

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

As of June 30, 2012, a significant portion of the Company’s total cash and short-term investments is held outside of the U.S. In addition to settling intercompany balances during the normal course of operations, the Company may repatriate funds from its foreign subsidiaries. The Company has not, nor does it anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. As such, the Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If in the future the Company decides to repatriate such foreign earnings, it would need to accrue and pay incremental U.S. federal and state income tax, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carry forwards.

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $25.0 million to $30.0 million for the year ending December 31, 2012.

Off-Balance Sheet Arrangements

At June 30, 2012, the Company had total outstanding commitments on non-cancelable operating leases of approximately $30.4 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 6 years expiring at various dates through February 2018, with options to renew at varying terms.

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

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At June 30, 2012 and December 31, 2011, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $186.1 million and $165.5 million, respectively. At June 30, 2012 and December 31, 2011, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2012 through its foreign currency exchange contracts.

The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $20.2 million at June 30, 2012. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2012, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2012, the Company repurchased 17,100 shares of its common stock at an average cost per share of $5.52 under the November 2007 repurchase program. The Company received these shares to settle taxes paid on behalf of holders of restricted stock units. As of June 30, 2012, the Company remained authorized to repurchase up to an additional $72.9 million of its common stock under this program.

The following table summarizes the purchases by the Company under its repurchase programs during the second quarter of 2012 (in thousands, except per share data):

	Three Months Ended June 30, 2012
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
April 1, 2012—April 30, 2012	—	$—	—	$72,975
May 1, 2012—May 31, 2012	6	$5.45	35	$72,941
June 1, 2012—June 30, 2012	11	$5.56	59	$72,881

Total	17	$5.52	94	$72,881

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

3.3	Amended and Restated Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 5, 2010 (file no. 1-10962).

4.1	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 15, 2009 (file no. 1-10962).

4.2	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 15, 2009 (file no. 1-10962).

10.1	Third Amendment to Director’s Service Agreement, entered into as of May 1, 2012, by and between Callaway Golf Company and Neil Howie. †

10.2	Fourth Amendment to Executive Entrustment Agreement, entered into as of May 1, 2012, by and between Callaway Golf Company and Alex Boezeman.†

10.3	Fifth Amendment to Contract of Employment, entered into as of May 1, 2012, by and between Callaway Golf Company and Leighton Richards.†

10.4	Officer Employment Agreement, effective as of May 1, 2012, by and between Callaway Golf Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 7, 2012 (file no. 1-10962).

10.5	Officer Employment Agreement, effective as of April 25, 2012, by and between Callaway Golf Company and Mark Leposky.†

10.6	Officer Employment Agreement, effective as of June 1, 2012, by and between Callaway Golf Company and Brian Lynch.†

10.7	Form of Non-Employee Director Phantom Stock Unit Grant Agreement.†

10.8	First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of June 11, 2012, among Callaway Golf Company and certain of its subsidiaries, and Bank of America, N.A., as administrative agent and as security trustee for certain other lenders party thereto.†

31.1	Certification of Oliver G. Brewer, III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Oliver G. Brewer, III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

(†)	Included with this Report.
*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/S/ MARLO M. CORMIER PLATZ
Marlo M. Cormier Platz
Vice President and Chief Accounting Officer

Date: August 2, 2012

EXHIBIT INDEX

Exhibit	Description
10.1	Third Amendment to Director’s Service Agreement, entered into as of May 1, 2012, by and between Callaway Golf Company and Neil Howie.

10.2	Fourth Amendment to Executive Entrustment Agreement, entered into as of May 1, 2012, by and between Callaway Golf Company and Alex Boezeman.

10.3	Fifth Amendment to Contract of Employment, entered into as of May 1, 2012, by and between Callaway Golf Company and Leighton Richards.

10.5	Officer Employment Agreement, effective as of April 25, 2012, by and between Callaway Golf Company and Mark Leposky.

10.6	Officer Employment Agreement, effective as of June 1, 2012, by and between Callaway Golf Company and Brian Lynch.

10.7	Form of Non-Employee Director Phantom Stock Unit Grant Agreement.

10.8	First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of June 11, 2012, among Callaway Golf Company and certain of its subsidiaries, and Bank of America, N.A., as administrative agent and as security trustee for certain other lenders party thereto.

31.1	Certification of Oliver G. Brewer, III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Oliver G. Brewer, III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.