Form 10-Q
period 2012-09-30
CALLAWAY GOLF CO
filed 2012-10-30
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of September 30, 2012 was 70,990,660.

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to future cash flows and liquidity, estimated unrecognized stock compensation expense, projected capital expenditures, projected amortization expense related to intangible assets, future contractual obligations, the realization of deferred tax assets, including loss and credit carry forwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, the estimated savings and charges from the Cost Reduction Initiatives, the estimated savings and reinvestments related to the Company’s Reorganization and Reinvestment Initiatives announced in 2011, the profitability of future products as well as implementing measures that will drive growth and profitability are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including delays, difficulties, or increased costs in implementing the Cost Reduction Initiatives changes in economic conditions, credit markets, or foreign currency exchange rates, the level of promotional activity in the marketplace, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Anypoint—Backstryke—Belly-Broomstick—Big Bertha—Black Series Tour Designs—Callaway—Callaway Golf—C Grind—Chev—Chev Air—Chev 18—Chevron Device—C-Tech—D.A.R.T.—Demonstrably Superior and Pleasingly Different—Divine—Eagle—ERC—Flip Face—Fusion—Gems—Great Big Bertha—Heavenwood—HX—HX Diablo—HX Diablo Tour—Hex Aerodynamics—Hex Black Tour— Hex Chrome—Hyper-Lite—Ion X— Legacy—Legacy Aero—Legend—Metal-X—Number One Putter in Golf—Odyssey—OptiFit—ORG.14—ProType—RAZR Fit—RAZR Hawk—RAZR X—RAZR XF—RAZR X Forged—RAZR X Muscleback—RAZR X Tour—Rossie—S2H2—Sabertooth—Solaire—Steelhead—Strata—Stronomic—Teron—Tech Series—Ti-Hot—Tour Authentic—Tour iX—Tour i(Z)—Trade In! Trade Up!—Tru Bore—uDesign—uExplore—uPro—uPro MX—VFT—War Bird—White Hot—White Hot Tour—White Hot XG—White Ice—World’s Friendliest—X-Act—XJ Series—X-SPANN—Xtra Traction Technology—XTT—Xtra Width Technology—XWT—2-Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$59,139	$43,023
Accounts receivable, net	143,697	115,673
Inventories	189,066	233,070
Deferred taxes, net	3,970	4,029
Income taxes receivable	3,609	3,654
Assets held for sale	2,396	—
Other current assets	20,895	19,880

Total current assets	422,772	419,329
Property, plant and equipment, net	94,919	117,147
Intangible assets, net	94,619	121,935
Goodwill	28,853	29,203
Deferred taxes, net	1,457	1,386
Income taxes receivable	2,846	4,027
Other assets	36,472	34,085

Total assets	$681,938	$727,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$99,166	$129,193
Accrued employee compensation and benefits	21,343	23,785
Accrued warranty expense	8,133	8,140
Deferred taxes	4,108	4,108
Income tax liability	3,177	2,558

Total current liabilities	135,927	167,784
Long-term liabilities:
Income taxes payable	6,199	8,115
Deferred taxes, net	29,968	31,429
Convertible debt, net (Note 3)	106,925	—
Long-term other	7,050	6,970
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 417,639 and 1,400,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	4	14
Common stock, $.01 par value, 240,000,000 shares authorized, 72,264,020 and 66,340,695 shares issued at September 30, 2012 and December 31, 2011, respectively	723	663
Additional paid-in capital	203,924	265,067
Retained earnings	186,074	247,941
Accumulated other comprehensive income	17,171	14,071
Less: Common Stock held in treasury, at cost, 1,273,360 shares and 1,453,819 shares at September 30, 2012 and December 31, 2011, respectively	(14,930)	(17,800)

Total Callaway Golf Company shareholders’ equity	392,966	509,956

Non-controlling interest in consolidated entity (Note 10)	2,903	2,858

Total shareholders’ equity	395,869	512,814

Total liabilities and shareholders’ equity	$681,938	$727,112

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$147,906	$173,243	$714,127	$732,656
Cost of sales (Note 2)	144,106	125,857	475,303	458,927

Gross profit	3,800	47,386	238,824	273,729
Operating expenses:
Selling expense	60,273	62,273	212,822	211,688
General and administrative expense	18,238	20,775	48,918	67,186
Research and development expense	7,978	8,501	22,381	26,196

Total operating expenses (Note 2)	86,489	91,549	284,121	305,070

Loss from operations	(82,689)	(44,163)	(45,297)	(31,341)
Other expense, net	(3,359)	(3,570)	(4,246)	(8,377)

Loss before income taxes	(86,048)	(47,733)	(49,543)	(39,718)
Provision for income taxes	750	14,854	2,654	69,117

Net loss	(86,798)	(62,587)	(52,197)	(108,835)
Dividends on convertible preferred stock	2,414	2,625	7,664	7,875

Net loss allocable to common shareholders	$(89,212)	$(65,212)	$(59,861)	$(116,710)

Loss per common share:
Basic	$(1.33)	$(1.01)	$(0.91)	$(1.81)
Diluted	$(1.33)	$(1.01)	$(0.91)	$(1.81)
Weighted-average common shares outstanding:
Basic	67,162	64,781	65,740	64,505
Diluted	67,162	64,781	65,740	64,505

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(86,798)	$(62,587)	$(52,197)	$(108,835)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,168	(6,161)	3,100	(832)

Other comprehensive income (loss):	4,168	(6,161)	3,100	(832)

Comprehensive loss	$(82,630)	$(68,748)	$(49,097)	$(109,667)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(52,197)	$(108,835)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,576	28,438
Impairment charges	17,056	5,413
Deferred taxes	(1,397)	51,660
Non-cash share-based compensation	2,482	8,879
Gain and deferred gain amortization on disposal of long-lived assets	(1,521)	(7,196)
Gain on sale of intangible assets	(6,602)	—
Debt discount amortization	27	—
Changes in assets and liabilities:
Accounts receivable, net	(27,093)	(4,582)
Inventories	46,984	63,886
Other assets	1,835	12,556
Accounts payable and accrued expenses	(32,310)	(35,332)
Accrued employee compensation and benefits	(3,367)	(630)
Accrued warranty expense	(7)	1,562
Income taxes receivable/payable	120	3,925
Other liabilities	163	2,116

Net cash (used in) provided by operating activities	(29,251)	21,860

Cash flows from investing activities:
Capital expenditures	(16,001)	(21,154)
Proceeds from sale of property, plant and equipment	324	18,287
Proceeds from sale of intangible assets	26,861	—

Net cash provided by (used in) investing activities	11,184	(2,867)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	46,819	—
Debt issuance costs	(3,534)	—
Issuance of common stock	—	2,198
Dividends paid	(9,526)	(9,819)
Payments on credit facilities, net	—	(2,467)
Other financing activities	40	(84)

Net cash provided by (used in) financing activities	33,799	(10,172)

Effect of exchange rate changes on cash and cash equivalents	384	431

Net increase in cash and cash equivalents	16,116	9,252
Cash and cash equivalents at beginning of year	43,023	55,043

Cash and cash equivalents at end of period	$59,139	$64,295

Supplemental disclosures:
Cash paid for income taxes, net	$(1,709)	$(1,352)
Cash paid for interest and fees	$(7,148)	$2,753
Noncash investing and financing activities:
Dividends payable	$131	$438
Issuance of convertible notes in exchange for preferred stock	$60,078	—
Issuance of treasury stock from the settlement of compensatory stock awards	$3,641	$5,026
Acquisition of treasury stock for minimum statutory withholding taxes	$(771)	$(1,587)
Purchases of capital unpaid at period end	$76	$1,636

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Callaway Golf Shareholders									Non-controlling Interest	Total
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2011	1,400	$14	66,341	$663	$265,067	$247,941	$14,071	(1,454)	$(17,800)	$2,858	$512,814

Acquisition of treasury stock for minimum statutory withholding taxes	—	—	—	—	—	—	—	(120)	(771)	—	(771)
Preferred stock to debt exchange	(632)	(6)	—	—	(60,072)	—	—	—	—	—	(60,078)
Preferred stock to common stock exchange	(350)	(4)	5,867	59	(55)	—	—	—	—	—	—
Compensatory stock and stock options	—	—	55	1	(1,160)	—	—	301	3,641	—	2,482
Stock dividends	—	—	1	—	144	(144)	—	—	—	—	—
Cash dividends	—	—	—	—	—	(9,526)	—	—	—	—	(9,526)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	3,100	—	—	—	3,100
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	(399)	(399)
Net loss (income)	—	—	—	—	—	(52,197)	—	—	—	444	(51,753)

Balance, September 30, 2012	418	$4	72,264	$723	$203,924	$186,074	$17,171	(1,273)	$(14,930)	$2,903	$395,869

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

2. Restructuring Initiatives

Global Operations Strategy

In 2010, the Company began the implementation of its Global Operations Strategy Initiatives (“GOS Initiatives”), which targeted the restructuring and relocation of the Company’s manufacturing and distribution operations. This restructuring, which added speed and flexibility to customer service demands, optimized efficiencies, and facilitated long-term gross margin improvements, included the reorganization of the Company’s manufacturing and distribution centers located in Carlsbad, California, Toronto, Canada, and Chicopee, Massachusetts, the creation of third-party logistics sites in Dallas, Texas and Toronto, Canada, as well as the establishment of a new production facility in Monterrey, Mexico. This restructuring was completed in 2011 and only nominal charges were incurred in 2012. The Company continues to maintain limited manufacturing and distribution facilities in Carlsbad, California and Chicopee, Massachusetts.

During the three and nine months ended September 30, 2011, the Company recorded pre-tax charges of $5,229,000 and $17,571,000, respectively in connection with this restructuring. The majority of these charges were recognized within cost of sales. Costs incurred during the first nine months of 2012 were nominal. See Note 17 for charges absorbed by the Company’s operating segments. In the aggregate through December 31, 2011, the Company recognized total charges of $39,496,000 in connection with the GOS Initiatives.

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

Reorganization and Reinvestment Initiatives

In June 2011, the Company began the implementation of certain restructuring initiatives (the “Reorganization and Reinvestment Initiatives”) that involved (i) streamlining the Company’s organization to reduce costs, simplifying internal processes, and increasing focus on the Company’s consumers and retail partners, (ii) reorganizing the Company’s organizational structure to place greater emphasis on global brand management and improve the effectiveness of the Company’s key initiatives, and (iii) reinvesting in brand and demand creation initiatives to drive sales growth. The Company’s restructuring plan resulted in annualized pre-tax savings of approximately $50,000,000 of which approximately half of the savings were reinvested into the Callaway and Odyssey brands and demand creation initiatives.

During the quarters ended September 30, 2012 and 2011, the Company recognized total pre-tax charges of $291,000 and $7,395,000, respectively, in connection with these initiatives. Amounts recognized in cost of sales and operating expenses were $177,000 and $114,000, respectively during the third quarter of 2012, and $1,049,000 and $6,346,000, respectively, during the third quarter of 2011.

During the nine months ended September 30, 2012 and 2011, the Company recognized total pre-tax charges of $1,011,000 and $12,557,000, respectively, in connection with these initiatives. Amounts recognized in cost of sales and operating expenses were $473,000 and $538,000, respectively, during the first nine months of 2012, and $1,049,000 and $11,508,000, respectively, during the first nine months of 2011.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below depicts the activity and liability balances recorded as part of the GOS Initiatives and the Reorganization and Reinvestment Initiatives as well as the current estimated future charges relating to these initiatives (in thousands). Amounts payable as of September 30, 2012 are included in accrued employee compensation and benefits, and amounts payable at December 31, 2011 are included in accrued employee compensation and benefits and accounts payable and accrued expenses in the accompanying consolidated condensed balance sheets. The majority of the amounts payable as of September 30, 2012 will be paid during the balance of 2012.

	GOS Initiatives		Reorganization and Reinvestment Initiatives	Total
	Workforce Reductions	Transition Costs	Workforce Reductions
Restructuring payable balance, December 31, 2011	$1,219	$55	$5,357	$6,631
Charges to cost and expense	—	21	442	463
Cash payments	(559)	(76)	(3,357)	(3,992)

Restructuring payable balance, March 31, 2012	$660	$—	$2,442	$3,102
Charges to cost and expense	—	—	278	278
Cash payments	(159)	—	(1,670)	(1,829)

Restructuring payable balance, June 30, 2012	$501	$—	$1,050	$1,551
Charges to cost and expense	—	—	291	291
Cash payments	(385)	—	(330)	(715)

Restructuring payable balance, September 30, 2012	$116	$—	$1,011	$1,127

Total future estimated charges as of September 30, 2012	$—	$—	$—	$—

Cost Reduction Initiatives

In July 2012, the Company announced it was undertaking additional cost-reduction initiatives (the “Cost Reduction Initiatives”). These initiatives are designed to streamline and simplify the Company’s organizational structure and change the manner in which the Company approaches and operates its business. The actions include (i) a reduction in workforce that impacts all regions and levels of the organization in addition to other transition costs, which resulted in pre-tax charges of $6,684,000 and $10,238,000 during the three and nine months ended September 30, 2012; (ii) greater focus on the Company’s core product lines including licensing to third parties the rights to develop, manufacture and distribute certain non-core product lines (e.g. apparel and footwear), which resulted in pre-tax charges of $3,575,000 and $4,692,000 in the three and nine months ended September 30, 2012; (iii) transitioning the Company’s integrated device business to a third party based model, which resulted in pre-tax charges of $16,473,000 in both the three and nine months ended September 30, 2012 (see Note 8 and Note 15); and (iv) the reorganization of the Company’s golf ball manufacturing supply chain, including the planned sale and lease-back of a reduced portion of the square footage of the Company’s ball manufacturing facility in Chicopee, Massachusetts (Note 7). Total pre-tax charges related to this reorganization were $8,352,000 in both the three and nine months ended September 30, 2012. These initiatives are estimated to yield approximately $60,000,000 in annualized savings. In connection with these initiatives, the Company expects to incur total pre-tax charges of approximately $55,000,000, of which approximately two-thirds is expected to result in non-cash expenditures. The Company expects to incur these estimated charges over the next twelve months. These estimates are based upon current information and expectations; however, the amount, nature, or timing of these charges could vary as the Company further develops and implements these initiatives.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three and nine months ended September 30, 2012, the Company recognized charges of $35,084,000 and $39,755,000, respectively, in connection with the Cost Reduction Initiatives. Amounts recognized in cost of goods sold and operating expenses totaled $27,302,000 and $7,782,000, respectively, during the three months ended September 30, 2012, and $28,263,000 and $11,492,000, respectively, during the nine months ended September 30, 2012. See Note 17 for charges absorbed by the Company’s operating segments.

The table below depicts the total charges recognized in 2012, the liability balances, and the current estimated future charges relating to the Cost Reduction Initiatives (in thousands). Amounts payable as of September 30, 2012 are included in accrued employee compensation and benefits and accounts payable and accrued expenses on the accompanying consolidated condensed balance sheet.

	Cost Reduction Initiatives
	Workforce Reductions	Transition Costs	Asset Write-offs	Total
Charges to cost and expense	$3,240	$707	$724	$4,671
Non-cash items	(240)	—	(724)	(964)
Cash payments	(542)	(707)	—	(1,249)

Restructuring payable balance, June 30, 2012	$2,458	$—	$—	$2,458

Charges to cost and expense	$6,582	$1,273	$27,229	$35,084
Non-cash items	(80)	(666)	(27,229)	(27,975)
Cash payments	(5,041)	(329)	—	(5,370)

Restructuring payable balance, September 30, 2012	$3,919	$278	$—	$4,197

Total future estimated charges as of September 30, 2012	$6,900	$8,000	$400	$15,300

3. Financing Arrangements

Convertible Senior Notes

On August 29, 2012, the Company issued $112,500,000 of 3.75% Convertible Senior Notes (the “notes”) due August 15, 2019, of which $63,227,000 in aggregate principal amount was exchanged for 632,270 shares of the Company’s outstanding 7.50% Series B Cumulative Perpetual Convertible Preferred Stock in separate, privately negotiated exchange transactions (see Note 4), and $49,273,000 in aggregate principal amount was issued in private placement transactions for cash.

The notes were priced at 95.02% of the principal amount with an effective yield to maturity of 4.59% and pay interest of 3.75% per year on the principal amount, payable semiannually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2013. Net cash proceeds from the private placement transaction were $46,819,000. The Company incurred transactional fees of $3,534,000 which were capitalized and will be amortized over the life of the notes.

The net carrying amount of the notes as of September 30, 2012 was $106,925,000. The unamortized discount of $5,575,000 will be amortized over the remaining term of 6.88 years. Total interest and amortization expense recognized during the three and nine months ended September 30, 2012 was $408,000.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The notes are convertible, at the option of the note holder, at any time on or prior to the close of business on the business day immediately preceding August 15, 2019, into shares of common stock at an initial conversion rate of 133.3333 shares per $1,000 principal amount of notes, which is equal to a conversion price of approximately $7.50 per share, subject to customary anti-dilution adjustments. Upon the occurrence of certain change of control events of the Company, the Company will pay a premium on the notes converted in connection with such change of control events by increasing the conversion rate on such notes.

Under certain circumstances, the Company has the right to terminate the right of note holders to convert their notes. If the Company exercises such termination right prior to August 15, 2015, each note holder who converts its notes after receiving notice of such exercise will receive a make-whole payment in cash or common stock, as the Company may elect.

Upon the occurrence of a change of control of the Company or a termination of trading of the common stock, note holders will have the option to require the Company to repurchase for cash all or any portion of such note holder’s notes at a price equal to 100% of the principal amount of the repurchased notes, plus accrued and unpaid interest thereon to the repurchase date.

The notes are not redeemable by the Company prior to August 15, 2015. On or after August 15, 2015, the notes are redeemable in whole or in part at the option of the Company at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to the redemption date.

The notes contain certain covenants including payment of principal, certain repurchase obligations and interest, obligation of the Company to convert the notes, and other customary terms as defined in the Indenture. The Company was in compliance with these covenants as of September 30, 2012.

Asset-Backed Revolving Credit Facility

The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $230,000,000, comprised of a $158,333,000 U.S. facility (of which $20,000,000 is available for letters of credit), a $31,667,000 Canadian facility (of which $5,000,000 is available for letters of credit) and a $40,000,000 United Kingdom facility (of which $2,000,000 is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $3,280,000 at September 30, 2012. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.

As of September 30, 2012, the Company had no borrowings outstanding under the ABL Facility and had $59,139,000 of cash and cash equivalents. The maximum amount of Consolidated Funded Indebtedness (as defined by the ABL Facility), including borrowings under the ABL Facility, that could have been outstanding on September 30, 2012, was approximately $81,600,000. Average outstanding borrowings during the nine months ended September 30, 2012 were $50,108,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

All applicable margins will be permanently reduced by 0.25% if EBITDA, as defined in the ABL Facility, meets or exceeds $25,000,000 over any trailing twelve-month period, and will be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50,000,000 over any trailing twelve-month period. At September 30, 2012, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.75%.

In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of September 30, 2012, the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company will be subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25,000,000. The Company’s borrowing base was above $25,000,000 during the nine months ended September 30, 2012, and as such was not subject to compliance with the fixed charge coverage ratio.

The origination fees incurred in connection with the ABL Facility totaled $4,268,000, which will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of September 30, 2012 and December 31, 2011 were $3,400,000 and $2,925,000, respectively, of which $907,000 and $650,000, respectively, was included in other current assets and $2,493,000 and $2,275,000, respectively, in other long-term assets in the accompanying consolidated condensed financial statements.

4. Preferred Stock Offering

In June 2009, the Company sold 1,400,000 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”). The Company received gross proceeds of $140,000,000 and incurred costs of $6,085,000, which were recorded as an offset to additional paid-in capital in the consolidated condensed statement of shareholders’ equity. In August 2012, the Company exchanged 982,361 shares of the preferred stock for 5,866,821 shares of common stock and $63,227,000 in convertible senior notes in separate, privately negotiated transactions (See Note 3). After the exchange, the company had 417,639 remaining shares of preferred stock outstanding.

The preferred stock is generally convertible at any time at the holder’s option into common stock of the Company at an initial conversion rate of 14.1844 shares of Callaway’s common stock per share of preferred stock, which is equivalent to an initial conversion price of approximately $7.05 per share. At September 30, 2012, based on the initial conversion rate, approximately 5,924,000 shares of common stock would be issuable upon conversion of all of the outstanding shares of preferred stock.

The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative unpaid dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of September 30, 2012, the liquidation preference would have been $41,894,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

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

Dilutive securities include the common stock equivalents of convertible preferred stock and convertible senior notes, options granted pursuant to the Company’s stock option plans and outstanding restricted stock units granted to employees and non-employees (see Note 14). Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method and the if-converted method in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share”.

The following table summarizes the weighted-average common shares used in the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss per common share—basic and diluted
Net loss	$(86,798)	$(62,587)	$(52,197)	$(108,835)
Less: Preferred stock dividends	(2,414)	(2,625)	(7,664)	(7,875)

Net loss allocable to common shareholders	$(89,212)	$(65,212)	$(59,861)	$(116,710)

Weighted-average common shares outstanding—basic and diluted	67,162	64,781	65,740	64,505

Basic and diluted loss per common share	$(1.33)	$(1.01)	$(0.91)	$(1.81)

Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities were excluded from the computation in periods in which a net loss is reported as their effect would be antidilutive. For the three months ended September 30, 2012 and 2011, dilutive securities outstanding totaling approximately 26,135,000 and 30,583,000 shares, respectively, (including preferred stock of 14,958,000 and 19,858,000, respectively, and shares underlying convertible senior notes of 5,275,000 for the three months ended September 30, 2012) were excluded from the calculations as their effect would have been antidilutive. For the nine months ended September 30, 2012 and 2011 dilutive securities outstanding totaling approximately 28,222,000 and 30,790,000, respectively (including preferred stock of 18,224,847 and 19,858,000, respectively, and shares underlying convertible senior notes of 1,758,000 for the nine months ended September 30, 2012), were excluded from the calculations as their effect would have been antidilutive.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Inventories

Inventories are summarized below (in thousands):

	September 30, 2012	December 31, 2011
Inventories:
Raw materials	$39,778	$46,976
Work-in-process	376	1,286
Finished goods	148,912	184,808

	$189,066	$233,070

7. Sale of Buildings

In March 2011, the Company completed the sale of three of its buildings located in Carlsbad, California, and entered into lease-back agreements for each building over a period of one to five years. The sale of these buildings was in connection with the Company’s consolidation of its campus into a more efficient layout, and the relocation of the Company’s golf club manufacturing facilities from Carlsbad, California to Monterrey, Mexico (see Note 2). The sale resulted in net proceeds of $18,079,000 and a net gain of $12,668,000, of which $6,170,000 was recognized in general and administrative expenses during the first quarter of 2011. Due to the lease-back arrangement, the Company deferred a portion of this gain in the amount of $6,498,000, which represents the sum of the net present value of the minimum future lease payments through the end of each respective lease term. The Company recognized in general and administrative expenses $399,000 and $511,000 of this deferred gain during the three months ended September 30, 2012 and 2011, respectively, and $1,308,000 and $1,021,000 during the nine months ended September 30, 2012 and 2011, respectively. The amortization of the deferred gain will offset future rent expense over the term of the leases which range from 1 to 5 years.

In connection with the Company’s Cost Reduction Initiatives, during the third quarter of 2012, the Company reached an agreement in principle to sell its golf ball manufacturing facility in Chicopee, Massachusetts and lease back a reduced portion of the square footage to eliminate unused space at the facility. In connection with this agreement, the Company designated this building as assets available for sale, and recorded a pre-tax charge of $7,939,000 in cost of sales during the three months ended September 30, 2012 to mark the building down to its estimated selling price, net of estimated commissions and fees.

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

	Useful Life (Years)	September 30, 2012			December 31, 2011
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$108,834	$—	$108,834
Amortizing:
Patents	2-16	36,459	30,502	5,957	36,459	28,908	7,551
Developed technology and other	1-9	7,960	7,888	72	12,387	6,837	5,550

Total intangible assets		$133,009	$38,390	$94,619	$157,680	$35,745	$121,935

Aggregate amortization expense on intangible assets was approximately $2,645,000 and $1,793,000 for the nine months ended September 30, 2012 and 2011. Amortization expense related to intangible assets at September 30, 2012 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2012	$552
2013	1,389
2014	863
2015	846
2016	846
2017	846
Thereafter	687

$6,029

In September 2012, in connection with the Company’s Cost Reduction Initiatives that were announced in July 2012 (Note 2), the Company committed to a plan to transition its integrated device business to a third party based model. As a result, the Company performed an impairment analysis and determined that the discounted expected cash flows from the sales of uPro GPS devices were less than the carrying values of the intangible assets and goodwill associated with the uPlay, LLC acquisition. This analysis resulted in the recognition of impairment charges of $4,527,000 and $629,000 in cost of sales to write-off amortizing intangible assets and goodwill, respectively, in addition to charges of $9,892,000 in cost of sales and $1,425,000 in operating expenses to write-off inventory and property, plant and equipment for the three and nine months ended September 30, 2012.

In March 2012, in an effort to simplify the Company’s operations and increase focus on the Company’s core Callaway and Odyssey business, the Company sold certain assets related to the Top-Flite brand, including world-wide trademarks and service marks for net cash proceeds of $19,900,000. In addition, in February 2012, the

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company completed the sale of the Ben Hogan brand including all trademarks, service marks and certain other intellectual property for net cash proceeds of $6,961,000. At the time of sale, the net book value of the Top-Flite and Ben Hogan assets totaled $20,244,000 and was included with the net identifiable assets of the Company’s golf ball operating segment. During the nine months ended September 30, 2012, the Company recognized a pre-tax net gain of $6,602,000 in general and administrative expenses in the accompanying consolidated condensed statement of operations related to the sale of these two brands.

In June 2011, the Company recorded an impairment charge of $5,413,000 related to the trade names and trademarks included in non-amortizing intangibles that were associated with the Top-Flite acquisition. This charge was recorded in general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2011.

Goodwill at September 30, 2012 and December 31, 2011 was $28,853,000 and $29,203,000, respectively. The decrease in goodwill was due to the write-off of $629,000 of goodwill related to the Company’s uPlay acquisition (as mentioned above), partially offset by $279,000 in foreign currency fluctuations. Gross goodwill before impairments at September 30, 2012 and December 31, 2011 was $30,602,000 and $30,323,000, respectively

9. Investments

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

The Company’s ownership interest in TopGolf is less than 20%. In addition, the Company does not have the ability to significantly influence the operating and financing activities and policies of TopGolf. Accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other,” and is included in other long-term assets in the accompanying consolidated condensed balance sheets as of September 30, 2012 and December 31, 2011.

10. Non-Controlling Interest

The Company has a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), where Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated condensed financial statements as of September 30, 2012 and December 31, 2011, in accordance with ASC Topic 810, “Consolidations.”

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which $1,988,000 was

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

outstanding as of both September 30, 2012 and December 31, 2011. The Company recorded the loan in other long-term assets in the accompanying consolidated condensed balance sheets as of September 30, 2012 and December 31, 2011.

11. Product Warranty

The Company has a stated two-year warranty policy for its golf clubs, although the Company sometimes honors warranty claims after the two-year stated warranty period at the Company’s discretion. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The decrease in the provision for future warranty claims during the nine months ended September 30, 2012 is primarily due to increased reserves in 2011 as a result of the product withdrawal of the uPro MX GPS device in 2011. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$7,863	$11,982	$8,140	$8,427
Provision	2,832	1,938	6,605	10,123
Claims paid/costs incurred	(2,562)	(3,931)	(6,612)	(8,561)

Ending balance	$8,133	$9,989	$8,133	$9,989

12. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC 270, “Interim Reporting,” and ASC 740, “Accounting for Income Taxes” (together, “ASC 740”). In general, at the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment, including the expected operating income/loss for the year, projections of the portion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or as the tax environment changes. For the three and nine months ended September 30, 2012, the discrete method was used to calculate the Company’s U.S. interim tax expense as the annual effective rate was not considered a reliable estimate of year-to-date income tax expense. Under the discrete method, the Company determines its U.S. tax expense based upon actual results as if the interim period were an annual period. The Company’s full U.S. valuation allowance position, the tax effects related to the changes in indefinite life intangibles and the seasonality of the Company’s business create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the use of the discrete method is more appropriate than the annual effective tax rate method.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could impact the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state, and international taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company (“uncertain tax positions”) and, therefore, require the Company to pay additional taxes. In accordance with ASC 740, the Company accrues for the estimated additional amount of taxes for uncertain tax positions if it is more likely than not (50% likelihood) that the Company would be required to pay additional taxes. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in the Company’s consolidated condensed financial statements and the benefit taken or expected to be taken in the Company’s income tax returns. This difference is generally referred to as an “unrecognized tax benefit.” As of September 30, 2012, the liability for income taxes associated with uncertain tax positions was $7,958,000 and could be reduced by $3,306,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments as well as $1,041,000 of tax benefits associated with state income taxes. The net amount of $3,611,000, if recognized, would favorably affect the Company’s consolidated condensed financial statements and effective income tax rate. The Company does not expect that unrecognized tax benefit liabilities will significantly increase or decrease during the next 12 months.

Deferred tax assets and liabilities result from temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are anticipated to be in effect at the time the differences are expected to reverse. The realization of the deferred tax assets, including loss and credit carry forwards, is subject to the Company generating sufficient taxable income during the periods in which the temporary differences become realizable. The Company establishes a valuation allowance against its deferred tax assets when required by applicable accounting rules, increasing income tax expense in the period that such allowance is established. During the second quarter of 2011, the Company evaluated whether the realization of its U.S. deferred tax assets would be deemed likely under applicable accounting rules, and considered, among other things, the Company’s taxable losses in the United States from 2009 to 2011. When evaluated in light of the applicable standards, this evidence suggested that the Company should establish a valuation allowance. As a result, during 2011, the Company recorded a valuation allowance against its U.S. deferred tax assets. At each quarter end that a valuation allowance is maintained, as the U.S. deferred tax assets are adjusted upwards or downwards, the associated valuation allowance and income tax expense will be adjusted. If sufficient positive evidence arises in the future, such as a sustained return to profitability in the U.S. business, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached. The Company has concluded that with respect to non-U.S. entities, there is sufficient positive evidence to conclude that realization of its deferred tax assets is deemed to be likely under applicable accounting rules, and no allowances have been established.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the three months ended September 30, 2012 and 2011, the Company recognized approximately ($61,000) and $41,000, respectively, of interest expense (benefit) and penalties in the provision for income taxes. As of September 30, 2012 and December 31, 2011, the Company had accrued $919,000 and $890,000, respectively, before income tax benefit, for the payment of interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2008 and prior
California (United States)	2006 and prior
Canada	2007 and prior
Japan	2007 and prior
South Korea	2008 and prior
United Kingdom	2007 and prior

Although the Company has set up a valuation allowance against the majority of its U.S. federal and state deferred tax assets, which include tax credits, net operating loss carry forwards (“NOLs”) and other losses, such allowance does not preclude the Company from using the deferred tax assets in the future. However, the Company’s ability to utilize the tax credits and losses to offset future taxable income may be limited significantly if the Company were to experience a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. The determination of whether a Section 382 ownership change has occurred is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. The Company does not believe there has been a cumulative increase in ownership by “5-percent shareholders” in excess of 50 percentage points during the three year period ended September 30, 2012, however, the Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, the Company’s sales levels, and severance arrangements. As of September 30, 2012, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $79,206,000 over the next six years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of September 30, 2012, are as follows (in thousands):

Remainder of 2012	$49,101
2013	22,786
2014	5,728
2015	993
2016	496
2017	102
Thereafter	—

$79,206

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $3,280,000 as of September 30, 2012.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2012 was not material to the Company’s financial position, results of operations or cash flows.

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

14. Share-Based Employee Compensation

As of September 30, 2012, the Company had one shareholder approved stock plan under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan. From time to time, the Company grants stock options, restricted stock units, phantom stock units, stock appreciation rights and other awards under this plan.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below summarizes the amounts recognized in the financial statements for the three and nine months ended September 30, 2012 and 2011 for share-based compensation, including expense for phantom stock units and cash settled stock appreciation rights granted to employees (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$28	$185	$175	$528
Operating expenses	1,182	1,066	4,911	9,257

Total cost of employee share-based compensation included in income, before income taxes	1,210	1,251	5,086	9,785
Income taxes	(466)	(482)	(1,958)	(3,767)

Amount included in net loss	$744	$769	$3,128	$6,018

Impact on net loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.09)

Stock Options

During the nine months ended September 30, 2012 and 2011, the Company granted 5,000 and 1,731,000 shares underlying stock options, respectively, at a weighted average grant-date fair value of $2.63 and $2.94 per share, respectively. There were no stock options granted during the third quarter of 2012 and 2011. Total compensation expense recognized for stock options during the three and nine months ended September 30, 2012 was $253,000 and $1,310,000, respectively. During the three and nine months ended September 30, 2011, the Company recognized $984,000 and $2,802,000, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of stock options granted during the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
Dividend yield	1.2%	1.4%
Expected volatility	50.6%	48.5%
Risk free interest rate	0.8%	2.0%
Expected life	4.9 years	5.0 years

Restricted Stock Units

During the three months ended September 30, 2012, the Company granted 10,000 shares underlying restricted stock units at a weighted average grant-date fair value of $5.75. The Company granted 393,000 and 61,000 shares underlying restricted stock units during the nine months ended September 30, 2012 and 2011, respectively, at a weighted average grant-date fair value of $6.36 and $7.01 per share, respectively. Total compensation expense recognized for restricted stock units during the three months ended September 30, 2012 and 2011 was $332,000 and $222,000, respectively. Total compensation expense recognized for restricted stock units during the nine months ended September 30, 2012 and 2011 was $1,172,000 and $1,550,000, respectively.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At September 30, 2012, the Company had $2,763,000 of total unrecognized compensation expense related to non-vested shares granted to employees and non-employees related to restricted stock units. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated condensed statement of operations due to the application of forfeiture rates.

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

During the nine months ended September 30, 2012, the Company granted 401,000 shares underlying PSUs at a weighted average grant date fair value of $6.37 per share, respectively. During the nine months ended September 30, 2011, the Company granted 679,000 shares underlying PSUs with a grant date fair value of $7.51 per share. At September 30, 2012 and 2011, the fair value of total PSUs outstanding was $4,504,000 and $5,811,000, respectively.

Compensation expense recognized for PSUs outstanding was $361,000 and $1,355,000 during the three and nine months ended September 30, 2012, respectively, and $1,560,000 during the nine months ended September 30, 2011. The Company recognized a net compensation expense reversal of $74,000 during the three months ended September 30, 2011. In connection with the PSUs, at September 30, 2012 and December 31, 2011, the Company accrued $1,020,000 and $1,325,000, respectively, in accrued employee compensation and benefits, and $1,110,000 and $594,000, respectively, in long-term other liabilities in the accompanying consolidated condensed balance sheets.

Stock Appreciation Rights

During the three and nine months ended September 30, 2011, the Company granted 500,000 of cash settled stock appreciation rights (“SARs”), respectively, at a weighted average grant date fair value of $2.13 per share. During the nine months ended September 30, 2012, the Company granted 3,377,000 SARs at a weighted average grant date fair value of $2.07 per share. There were no SARs granted during the three months ended September 30, 2012.

The Company records compensation expense for SARs based on the estimated fair value using the Black Scholes option-pricing model. SARs are remeasured based on a revised Black Scholes value at each interim reporting period until they reach the expected term date. The Company recognized compensation expense of $26,000 for both the three and nine months ended September 30, 2011. The Company recognized compensation expense of $264,000 and $1,250,000 during the three and nine months ended September 30, 2012, respectively. The Company accrued $1,047,000 and $321,000 at September 30, 2012 and December 31, 2011, respectively, in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets. At September 30, 2012, the Company accrued $524,000 in long-term other liabilities in the accompanying consolidated condensed balance sheet. There was no accrual in long-term other liabilities at December 31, 2011.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In connection with an employment agreement with a former executive officer of the Company, the Company was contractually obligated to grant $11,730,000 in the form of various share-based awards over the service period stipulated in the agreement. As a result, the total contractual obligation related to these equity awards was recognized on a straight-line basis over the contract term. In connection with the resignation of the executive officer in June 2011, the Company recognized a total of $3,551,000 during the nine months ended September 30, 2011.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The carrying values of cash and cash equivalents, trade accounts receivable and trade accounts payable and accrued expenses are reasonable estimates of fair value due to the short-term maturities of these instruments.

The following table summarizes the valuation of the Company’s financial instruments by the above pricing levels as of the valuation dates listed (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Foreign currency derivative instruments—asset position(1)	$569	$569	$2,514	$2,514
Foreign currency derivative instruments—liability position(1)	1,529	1,529	3,746	3,746
Convertible senior notes(2)	106,925	116,865	—	—

(1)	Based on Level 2 observable inputs that are corroborated by market data.
(2)	Based on Level 2 secondary market quoted prices.

Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations (Note 16). Convertible senior notes are recorded at the carrying value on the balance sheet (Note 3).

Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include property, plant and equipment, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and nine months ended September 30, 2012, in connection with the Cost Reduction Initiatives (Note 2), the Company committed to a plan to sell its golf ball manufacturing facility in Chicopee, Massachusetts and lease back a reduced portion of the square footage to accommodate lower ball inventory volumes manufactured at that location. In connection with designating this building as available for sale, the Company

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

recorded a charge of $7,939,000 to write the building down to its estimated selling price, net of estimated commissions and fees (Note 7). This implied fair market value was based on significant unobservable inputs, and as a result, the fair value measurement was classified as Level 3. In addition, in connection with the same initiatives, the Company committed to a plan to transition its integrated device business to a third party based model. As a result, the Company performed an impairment analysis on the net realizable value of its uPro assets, which resulted in charges of $5,156,000 to write-off amortizing intangibles and goodwill (Note 8), in addition to charges of $11,317,000 to write-off property, plant and equipment as well as inventory associated with these devices. The impairment analysis was based on a discounted cash flow model that incorporated significant unobservable inputs, and as such, the write-off of these assets was classified as Level 3.

During the nine months ended September 30, 2011, certain non-amortizing intangible assets related to the Top-Flite acquisition were written down to their implied fair value, resulting in an impairment charge of $5,413,000 (Note 8). The fair value measurement was classified as Level 3.

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

The Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At September 30, 2012 and December 31, 2011, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $197,130,000 and $165,533,000, respectively, of which $109,990,000 and $131,311,000, respectively, represent contracts used to hedge exposures in operating results from the translation of revenues and

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

expenses of the Company’s international subsidiaries into U.S. dollars and $87,140,000 and $34,222,000, respectively, represents contracts used to hedge balance sheet exposures denominated in foreign currencies. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at September 30, 2012 and December 31, 2011 (in thousands):

	Asset Derivatives
	September 30, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$569	Other current assets	$2,514

	Liability Derivatives
	September 30, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$1,529	Accounts payable and accrued expenses	$3,746

The following table summarizes the location of gains and losses in the consolidated condensed statements of operations that were recognized during the three and nine months ended September 30, 2012 and 2011, respectively, in addition to the derivative contract type (in thousands):

		Amount of Loss Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of loss recognized in income on derivative instruments	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Foreign currency exchange contracts	Other expense	$(4,884)	$(709)	$(1,399)	$(7,763)

The net realized and unrealized contractual net gains recognized for the three and nine months ended September 30, 2012 were used to offset actual foreign currency transactional losses of $2,752,000 and $60,000, respectively. The net realized and unrealized contractual net losses recognized for the three and nine months ended September 30, 2011 were used to offset actual foreign currency transactional gains of $2,508,000 and $36,000, respectively.

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

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales:
Golf clubs	$121,286	$140,503	$595,123	$600,570
Golf balls	26,620	32,740	119,004	132,086

	$147,906	$173,243	$714,127	$732,656

Income (loss) before provision for income taxes:
Golf clubs(1)(2)	$(57,840)	$(23,941)	$(7,247)	$19,058
Golf balls(1)(2)	(13,789)	(6,637)	(8,047)	(4,638)
Reconciling items(3)	(14,419)	(17,155)	(34,249)	(54,138)

	$(86,048)	$(47,733)	$(49,543)	$(39,718)

Additions to long-lived assets:
Golf clubs	$2,242	$4,583	$14,956	$15,807
Golf balls	83	2,509	323	5,930

	$2,325	$7,092	$15,279	$21,737

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.
(2)	The table below includes total charges absorbed by the Company’s operating segments from the restructuring initiatives discussed in Note 2 (in thousands).

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Golf Clubs	Golf Balls	Corporate G&A(3)	Total	Golf Clubs	Golf Balls	Corporate G&A(3)	Total
Cost Reduction Initiatives	$23,603	$9,317	$2,164	$35,084	$25,290	$9,650	$4,815	$39,755
Reorganization and Reinvestment Initiatives	262	141	(112)	291	816	249	(54)	1,011

Total	$23,865	$9,458	$2,052	$35,375	$26,106	$9,899	$4,761	$40,766

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Golf Clubs	Golf Balls	Corporate G&A(3)	Total	Golf Clubs	Golf Balls	Corporate G&A(3)	Total
Reorganization and Reinvestment Initiatives	$4,177	$952	$2,266	$7,395	$4,167	$958	$7,432	$12,557
GOS Initiatives	3,923	1,268	38	5,229	12,279	5,061	231	17,571

Total	$8,100	$2,220	$2,304	$12,624	$16,446	$6,019	$7,663	$30,128

(3)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. Reconciling items also include the following pre-tax items:
•	A pre-tax gain of $6,602,000 in connection with the sale of the Top-Flite and Ben Hogan brands during the nine months ended September 30, 2012 (Note 8);
•	A pre-tax impairment charge of $5,413,000 in connection with certain trademarks and trade names in the nine months ended September 30, 2011 (Note 8); and
•	A pre-tax gain of $6,170,000 in connection with the sale of certain buildings during the nine months ended September 30, 2011 (Note 7).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Approximately half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The impact of the translation of sales denominated in foreign currencies into U.S. dollars had a net negative impact on the Company’s financial results during the first nine months of 2012.

Executive Summary

The Company experienced a 3% decline in sales and a 400 basis point decline in gross margins for the first nine months of 2012 compared to the same period in the prior year. This decline in sales and gross margins resulted from the sale of the Top-Flite and Ben Hogan brands earlier this year as well as sales promotions and other actions the Company took to enhance sell-through of 2012 product lines and prepare the business for a successful 2013. This decline in the Company’s net sales and margins was partially offset by a $20.9 million (7%) decline in operating expenses for the first nine months of 2012 compared to the same period in 2011 primarily due to a reduction in employee costs as a result of the Company’s Cost Reduction Initiatives. Although Management is not satisfied with the Company’s financial results on an absolute basis, the results reflect many actions that should be beneficial in the long-term.

Net loss for the first nine months of 2012 decreased to $52.2 million from a net loss of $108.8 million in the comparable period of 2011. Loss per share decreased to $0.91 in the first nine months of 2012 compared to $1.81 in the first nine months of 2011. The Company’s net loss for the first nine months of 2012 and 2011 includes the following charges and gains (in millions):

	Nine Months Ended September 30,
	2012	2011
Cost Reduction Initiatives
Workforce reductions	$(9.8)	$—
Transition costs	(1.3)
Asset write-offs	(28.6)
Gain on the sale of Top-Flite and Ben Hogan brands	6.6	—
GOS charges	—	(17.6)
Charges related to the 2011 Reorganization and Reinvestment Initiatives	(1.0)	(12.6)
2011 impairment charges	—	(5.4)
Gain on the sale of buildings	—	6.2
Income tax provision(1)	(2.7)	(69.1)

Total charges	$(36.8)	$(98.5)

(1)	The Company’s income tax provision for 2012 and 2011 is affected by a valuation allowance against the Company’s U.S. deferred tax assets and is therefore not directly correlated to the amount of its pretax loss. See Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.

The Company continues to make progress on its cost-reduction initiatives (the “Cost Reduction Initiatives”) announced in July 2012. These initiatives are aimed to better align the Company’s cost structure with its current business levels and change the manner in which the Company approaches and operates its business. The actions include, (i) a reduction in workforce that impacts all regions and levels of the organization, (ii) greater focus on the Company’s core product lines including licensing to third parties the rights to develop, manufacture and distribute certain non-core product lines (e.g. apparel and footwear) as well as transitioning to a third party based model for its integrated device business, and (iii) the reorganization of the Company’s golf ball manufacturing supply chain, which includes the planned sale and lease-back of a reduced portion of the square footage of the Company’s ball manufacturing facility in Chicopee, Massachusetts. The Company expects to incur total pre-tax charges of approximately $55.0 million, in connection with these initiatives, of which approximately two-thirds is expected to result in non-cash expenditures. To-date, the Company has incurred total charges related to its Cost Reduction Initiatives of $39.8 million, of which $35.1 million was recorded during the third quarter of 2012. These initiatives are estimated to yield approximately $60.0 million in gross annualized savings.

The Company continues to make solid progress on its turnaround plan. In addition to the Cost Reduction Initiatives discussed above, and the actions taken earlier this year, including the sale of the Top-Flite and Ben Hogan brands, the licensing of the Company’s apparel and footwear businesses, changes in senior management, and changes in the Company’s approach to product design and the sales and marketing functions, during the third quarter the Company also replaced a majority of its outstanding preferred stock with much less expensive 3.75% convertible debt, reached an agreement in principle on a sale/leaseback of its Chicopee, Massachusetts ball factory for a much smaller footprint and lower costs, and began transitioning to a third party based model for its integrated device business. These key initiatives are all consistent with Management’s efforts to simplify the business, focus the team on the Company’s core business of golf clubs and golf balls, and reduce its cost structure. Management is confident in its turnaround plan and optimistic that the Company’s results will improve significantly in 2013.

Three-Month Periods Ended September 30, 2012 and 2011

Net sales for the third quarter of 2012 decreased to $147.9 million compared to $173.2 million in the third quarter of 2011. This decrease was primarily driven by a decline in sales in both the golf club and golf ball operating segments. The decline in sales in the golf club segment was primarily due to a decline in sales of woods and irons. The decline in sales in the golf ball segment was primarily due to the Company’s sale of its Top-Flite brand in March 2012. These decreases were offset by an increase in putter sales resulting from the successful current year launch of the Company’s Metal X putter platform. The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended September 30,		Decline
	2012	2011	Dollars	Percent
Net sales:
Golf clubs	$121.3	$140.5	$(19.2)	(14)%
Golf balls	26.6	32.7	(6.1)	(19)%

	$147.9	$173.2	$(25.3)	(15)%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Decline
	2012	2011	Dollars	Percent
Net sales:
United States	$57.1	$73.9	$(16.8)	(23)%
Europe	19.2	25.4	(6.2)	(24)%
Japan	41.6	41.8	(0.2)	0%
Rest of Asia	16.1	17.5	(1.4)	(8)%
Other countries	13.9	14.6	(0.7)	(5)%

	$147.9	$173.2	$(25.3)	(14)%

Net sales in the United States decreased $16.8 million (23%) to $57.1 million during the third quarter of 2012 compared to the same period in the prior year. The Company’s sales in regions outside of the United States decreased $8.5 million to $90.8 million for the third quarter of 2012 compared to $99.3 million in the same quarter of 2011. This decrease was largely due to a decline in sales in Europe due to unfavorable market conditions in that region during the period. The Company’s reported net sales in regions outside the United States in 2012 were unfavorably affected by the translation of foreign currency sales into U.S. dollars based upon 2012 exchange rates. If 2011 exchange rates were applied to 2012 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $1.4 million higher than reported in the third quarter of 2012.

For the third quarter of 2012, gross profit decreased by $43.6 million to $3.8 million from $47.4 million in the third quarter of 2011. Gross profit as a percentage of net sales (“gross margin”) decreased to 3% in the third quarter of 2012 compared to 27% in the third quarter of 2011. The decrease in gross margin was primarily attributable to charges that were recognized in connection with the Company’s Cost Reduction Initiatives that were announced in July 2012. These initiatives are targeted to streamline and simplify the Company’s organizational structure as well as change the manner in which the Company approaches and operates its business. During the third quarter of 2012, the Company’s gross margin was negatively affected by charges of $27.3 million (18.5 margin points) that include (i) the write-off of inventory, property, plant and equipment, and intangible assets in connection with the Company’s decision to transition its integrated device business to a third party based model; (ii) the write-down of the Company’s ball manufacturing facility in Chicopee, Massachusetts to its estimated net selling price as a result of the Company’s decision to sell the building and lease back a reduced portion of the square footage to eliminate unused space at this facility; (iii) charges to write-down inventory related to the Company’s decision to license to third parties the rights to develop, manufacture and distribute the Company’s apparel and footwear product lines; and (iv) charges related to reductions in workforce that impacted all regions and levels of the Company’s business. In addition, gross margin was negatively affected by sales promotions offered during the third quarter of 2012 in the woods and irons product categories. These decreases were partially offset by the Company’s completion of its global operations strategy initiatives (“GOS”) in December 2011, which resulted in lower club conversion costs. During the third quarter of 2011, gross margin was negatively affected by $5.2 million of costs (or 3.0 margin points) in connection with these initiatives. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses decreased by $2.0 million to $60.3 million (41% of net sales) in the third quarter of 2012 compared to $62.3 million (36% of net sales) in the comparable period of 2011. The dollar decrease was primarily due to a $3.0 million decrease in employee costs primarily as a result of a decline in headcount period over period, combined with a $0.9 million decline in travel and consulting. These decreases were partially offset by charges of $1.1 million in connection with the apparel and footwear licensing transition discussed above, in addition to a $1.6 million increase in advertising and promotional expenses, which is consistent with the Company’s Reorganization and Reinvestment Initiatives announced in June 2011.

General and administrative expenses decreased by $2.6 million to $18.2 million (12% of net sales) in the third quarter of 2012 compared to $20.8 million (12% of net sales) in the comparable period of 2011. The dollar decrease was primarily due to a $2.2 million decrease in employee costs primarily due to a decline in headcount period over period as well as a $1.2 million decrease in legal expenses, partially offset by charges of $0.8 million in connection with the decision to transition in the Company’s integrated device business to a third party based model.

Research and development expenses decreased by $0.5 million to $8.0 million (5% of net sales) in the third quarter of 2012 compared to $8.5 million (5% of net sales) in the comparable period of 2011 primarily due to reductions in employee headcount period over period partially offset by charges in connection with the Company’s decision to transition in the Company’s integrated device business to a third party based model.

Other expense, net decreased to $3.4 million in the third quarter of 2012 compared to $3.6 million in the comparable period of 2011 due to an increase in net foreign currency gains offset by an increase in interest expense in the third quarter of 2012 compared to the same period in 2011.

The Company’s provision for income taxes decreased to $0.8 million for the third quarter of 2012 compared to $14.9 million for the comparable period of 2011. During the second quarter of 2011, the Company established a valuation allowance against its U.S. deferred tax assets. Due to the effects of this deferred tax asset valuation allowance, the Company’s effective tax rate for the third quarter of 2012 is not comparable to the effective tax rate for the third quarter of 2011 as the Company’s income tax amount is not directly correlated to the amount of its pretax loss.

Net loss for the third quarter of 2012 increased to $86.8 million compared to a net loss of $62.6 million in the comparable quarter of 2011. Loss per share increased to $1.33 in the third quarter of 2012 compared to $1.01 in the comparable period of 2011. The Company’s net loss for the third quarter of 2012 and 2011 includes the following charges (in millions):

	Three Months Ended September 30,
	2012	2011
Pre-tax charges related to the Cost Reduction Initiatives	$(35.1)	$—
Pre-tax charges related to the Reorganization and Reinvestment Initiatives	(0.3)	(7.4)
Pre-tax GOS charges	—	(5.2)
Income tax provision(1)	(0.8)	(14.9)

Total charges	$(36.2)	$(27.5)

(1)	The Company’s income tax provision for 2012 and 2011 is affected by a valuation allowance against the Company’s U.S. deferred tax assets and is therefore not directly correlated to the amount of its pretax loss. See Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2012 and 2011

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2012	2011	Dollars	Percent
Net sales:
Woods	$31.2	$41.5	$(10.3)	(25)%
Irons	31.0	38.2	(7.2)	(19)%
Putters	15.7	15.1	0.6	4%
Accessories and other	43.4	45.7	(2.3)	(5)%

	$121.3	$140.5	$(19.2)	(14)%

The $10.3 million (25%) decrease in net sales of woods to $31.2 million for the quarter ended September 30, 2012 was primarily due to a decrease in both average selling prices and sales volume. The decrease in average selling prices was primarily due to sales promotions experienced during the quarter on certain in-line drivers and fairway woods. This decrease was partially offset by an increase in sales of the more premium Legacy 12 drivers launched during the third quarter compared to sales of the Legacy Black driver which was launched during the second quarter of 2011. The decrease in sales volume was primarily due to a decline in hybrid club sales combined with a decrease in closeout activity of older woods products in the second and third years of their product lifecycles.

The $7.2 million (19%) decrease in net sales of irons to $31.0 million for the quarter ended September 30, 2012 was primarily attributable to a decline in average selling prices partially offset by an increase in sales volume. The decline in average selling prices was primarily due to increased sales promotions on certain irons products during the third quarter of 2012 compared to the same quarter in the prior year combined with an unfavorable shift in product mix from sales of higher priced RAZR X irons during the third quarter of 2011 to sales of more moderately priced irons products during the third quarter of 2012. The increase in sales volumes was primarily due to increased sales of the Company’s value priced irons.

The $0.6 million (4%) increase in net sales of putters to $15.7 million for the quarter ended September 30, 2012 was primarily attributable to an increase in sales volume partially offset by a decline in average selling prices. The increase in sales volume was due to the successful current year launch of the Metal X platform of putters. The decline in average selling prices was largely attributable to increased closeout activity in preparation for the Metal X product launch.

The $2.3 million (5%) decrease in net sales of accessories and other products to $43.4 million for the quarter ended September 30, 2012 was primarily driven by a decline in sales of accessories, packaged sets and golf bags. These decreases were partially offset by increased sales of pre-owned products, apparel due to increased sales in Europe and South Pacific and GPS devices due to the current year launch of the Company’s new MX+ GPS devices.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Decline
	2012	2011	Dollars	Percent
Net sales:
Golf balls	$26.6	$32.7	$(6.1)	(19)%

The $6.1 million (19%) decrease in net sales of golf balls to $26.6 million for the quarter ended September 30, 2012 was primarily due to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to a decline in sales of Top-Flite balls primarily resulting from the sale of the Top-Flite brand in March 2012. In recent years, sales of Top-Flite and Ben Hogan branded golf balls have represented approximately 25% of the Company’s total golf ball annual sales. The increase in average selling prices was due to a favorable shift in sales mix from lower priced Top-Flite balls to higher priced Callaway golf balls combined with the successful current year launch of the HX Chrome and HX Black Tour balls.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2012	2011(1)	Dollars	Percent
Loss before income taxes:
Golf clubs(2)	$(57.8)	$(23.8)	$(34.0)	(143)%
Golf balls(2)	(13.8)	(6.7)	(7.1)	(106)%
Reconciling items(3)	(14.4)	(17.2)	2.8	16%

	$(86.0)	$(47.7)	$(38.3)	(80)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.
(2)	The Company’s golf clubs and golf balls operating segments include the following pre-tax charges:
•	$23.6 million and $9.3 million, respectively, in connection with the Company’s Cost Reduction Initiatives during the third quarter of 2012;
•

$3.9 million and $1.3 million, respectively, in connection with the final phase of the Company’s GOS Initiatives during the third quarter of 2011. The Company completed the final phase of the GOS initiatives in December 2011;

•	$4.2 million and $1.0 million, respectively, in connection with the Company’s Reorganization and Reinvestment Initiatives during the third quarter of 2011; and
•	$0.3 million and $0.1 million, in connection with the Company’s Reorganization and Reinvestment Initiatives during the third quarter of 2012.

(3)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The reconciling items include pre-tax charges of:
•	$2.2 million in connection with the Cost Reduction Initiatives during the third quarter of 2012.
•	$2.3 million in connection with the Company’s Reorganization and Reinvestment Initiatives during the third quarter of 2011.

See Note 2 “Restructuring Initiatives” to the Notes to Consolidated Condensed Financial Statements for details regarding the initiatives referenced herein.

Pre-tax loss in the Company’s golf clubs operating segment increased to $57.8 million for the third quarter of 2012 from $23.8 million for the comparable period in the prior year. This increase in pre-tax loss was primarily driven by a $35.5 million decrease in gross margin combined with a decrease in net sales as discussed above. The decrease in gross margin was primarily driven by $23.6 million of charges incurred in connection with the Company’s Cost Reduction Initiatives announced in July 2012, compared to $8.0 million of Restructuring and GOS charges incurred in 2011. In addition, club margins were negatively affected by sales promotions, closeout activity and increases in club component costs as compared to the third quarter in 2011.

Pre-tax loss in the Company’s golf balls operating segment increased to $13.8 million for the third quarter of 2012 from $6.7 million for the comparable period in the prior year. This increase was primarily attributable to a decrease in net sales primarily due to the sale of the Top-Flite and Ben Hogan brands, as discussed above combined with a decline in gross margin. The decline in gross margin was primarily driven by charges of $9.3 million incurred in connection with the Company’s Cost Reduction Initiatives announced in July 2012 compared to $2.3 million of charges incurred during the third quarter of 2011 related to the Company’s 2011 Restructuring and GOS initiatives. This decrease in gross margins was partially offset by an increase in average selling prices due to the current year launch of the premium Hex Black Tour golf ball, with no comparable launch in the prior year.

Nine-Month Periods Ended September 30, 2012 and 2011

Net sales for the nine months ended September 30, 2012 decreased $18.6 million to $714.1 million compared to $732.7 million for the same period in 2011. This decrease was primarily driven by a decline in sales in both the golf club and golf ball operating segments. The decline in sales in the golf club operating segment was primarily due to a decline in sales of irons and woods. The decline in sales in the golf ball segment was primarily due to the Company’s sale of its Top-Flite brand earlier this year. These decreases were partially offset by an increase in putter sales due to the current year launch of the Company’s new Metal X putter platform as well as an increase in sales of the Company’s accessories and other products due to increased sales of packaged sets, apparel and GPS devices. The Company’s net sales by operating segment are presented below (dollars in millions):

	Nine Months Ended September 30,		Decline
	2012	2011	Dollars	Percent
Net sales:
Golf clubs	$595.1	$600.6	$(5.5)	(1)%
Golf balls	119.0	132.1	(13.1)	(10)%

	$714.1	$732.7	$(18.6)	(3)%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2012	2011	Dollars	Percent
Net sales:
United States	$349.2	$357.8	$(8.6)	(2)%
Europe	105.3	114.4	(9.1)	(8)%
Japan	120.9	108.1	12.8	12%
Rest of Asia	60.8	68.6	(7.8)	(11)%
Other foreign countries	77.9	83.8	(5.9)	(7)%

	$714.1	$732.7	$(18.6)	(3)%

Net sales in the United States decreased $8.6 million (2%) to $349.2 million during the first nine months of 2012 compared to the same period in the prior year. The Company’s sales in regions outside of the United States decreased $10.0 million to $364.9 million for the first nine months of 2012 compared to $374.9 million in the same period in 2011. This decrease was largely caused by a decline in sales in Europe and the Company’s Rest of Asia region. This was offset by an increase in sales in Japan due to the earthquake and tsunami in March 2011 which negatively impacted sales in that region in the prior year. The Company’s reported net sales in regions outside the United States in 2012 were unfavorably affected by the translation of foreign currency sales into U.S. dollars based upon 2012 exchange rates. If 2011 exchange rates were applied to 2012 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $4.1 million higher than reported during the nine months ended September 30, 2012.

For the first nine months of 2012, gross profit decreased by $34.9 million to $238.8 million from $273.7 million in the comparable period of 2011. Gross profit as a percentage of net sales (“gross margin”) decreased to 33% in the first nine months of 2012 compared to 37% in the comparable period of 2011. The decrease in gross margin was primarily attributable to charges that were recognized in connection with the Company’s Cost Reduction Initiatives that were announced in July 2012. These initiatives are targeted to streamline and simplify the Company’s organizational structure as well as change the manner in which the Company approaches and operates its business. In 2012, the Company’s gross margin was negatively affected by charges of $28.3 million (4.0 margin points) that include (i) the write-off of inventory, property, plant and equipment, and intangible assets in connection with the Company’s decision to transition its integrated device business a third party based model; (ii) the write-down of the Company’s ball manufacturing facility in Chicopee, Massachusetts to its estimated net selling price as a result of the Company’s decision to sell the building and lease back a reduced portion of the square footage to eliminate unused space at the facility; (iii) charges to write-down inventory related to the Company’s decision to license to third parties the rights to develop, manufacture and distribute the Company’s apparel and footwear product lines; and (iv) charges related to reductions in workforce that impacted all regions and levels of the Company’s business. In addition, gross margin was negatively affected by price reductions taken during 2012 primarily on in-line drivers, fairway woods and irons products, as well as an increase in club component costs due to a combination of more expensive premium materials and technology incorporated into the 2012 new product line. These decreases were partially offset by the Company’s completion of its global operations strategy initiatives (“GOS”) in December 2011, which resulted in lower club conversion costs. During the first nine months of 2011, gross margin was negatively affected by $17.3 million of costs (or 2.4 margin points) in connection with these initiatives. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses increased by $1.1 million to $212.8 million (30% of net sales) in the first nine months of 2012 compared to $211.7 million (29% of net sales) in the comparable period of 2011. The dollar increase was primarily due to increases of $10.7 million in advertising and promotional activities, which is consistent with the Company’s Reorganization and Reinvestment Initiatives announced in June 2011, in addition to $2.1 million in charges associated with the Company’s Cost Reduction Initiatives announced in July 2012 primarily in connection with the apparel and footwear licensing transition discussed above. These increases were partially offset by a $9.2 million decrease in employee costs primarily as a result of a reduction in headcount period over period.

General and administrative expenses decreased by $18.3 million to $48.9 million (7% of net sales) in the first nine months of 2012 compared to $67.2 million (9% of net sales) in the comparable period of 2011. The dollar decrease was primarily due to (i) a $10.7 million decrease in employee costs primarily as a result of reductions in severance charges and headcount period over period, (ii) the recognition of a $6.6 million net gain from the sale of the Company’s Top-Flite and Ben Hogan brands during the first quarter of 2012, (iii) a $5.4 million impairment charge recognized in June 2011 on certain intangible assets related to the Top-Flite acquisition in 2003, and (iv) a $2.3 million decrease in legal expenses. These decreases were partially offset by a $6.2 million net gain recognized in March 2011 in connection with the sale of three of the Company’s buildings.

Research and development expenses decreased by $3.8 million to $22.4 million (3% of net sales) in the first nine months of 2012 compared to $26.2 million (4% of net sales) in the comparable period of 2011. The dollar decrease was primarily due to a $2.7 million decrease in employee costs primarily as a result of a reduction in headcount period over period, partially offset by charges incurred in connection with the Company’s Cost Reduction Initiatives announced in July 2012.

Other expense, net decreased by $4.2 million to $4.2 million in the first nine months of 2012 compared to $8.4 million in the comparable period of 2011. This decrease in expense was primarily attributable to an increase in net foreign currency gains partially offset by an increase in interest expense.

The Company’s provision for income taxes totaled $2.7 million for the first nine months of 2012, compared to $69.1 million for the comparable period of 2011. In the second quarter of 2011, the Company recorded tax expense of $52.8 million in order to establish a valuation allowance against its U.S. deferred tax assets. Due to the effects of its deferred tax asset valuation allowance, the Company’s effective tax rate for the nine months ended September 30, 2012 is not comparable to the effective tax rate for the nine months ended September 30, 2011 as the Company’s income tax amount is not directly correlated to the amount of its pretax loss.

Net loss for the first nine months of 2012 decreased to $52.2 million from a net loss of $108.8 million in the comparable period of 2011. Loss per share decreased to $0.91 in the first nine months of 2012 compared to $1.81 in the first nine months of 2011. The Company’s net loss for the first nine months of 2012 and 2011 includes the following charges and gains (in millions):

	Nine Months Ended September 30,
	2012	2011
Pre-tax charges related to the Cost Reduction Initiatives	$(39.8)	$—
Pre-tax gain on the sale of Top-Flite and Ben Hogan brands	6.6	—
Pre-tax GOS charges	—	(17.6)
Pre-tax charges related to the Reorganization and Reinvestment Initiatives	(1.0)	(12.6)
Pre-tax impairment charges	—	(5.4)
Pre-tax gain on the sale of buildings	—	6.2
Income tax provision(1)	(2.7)	(69.1)

Total charges	$(36.9)	$(98.5)

(1)	The Company’s income tax provision for 2012 and 2011 is affected by a valuation allowance against the Company’s U.S. deferred tax assets and is therefore not directly correlated to the amount of its pretax loss. See Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.

Golf Clubs and Golf Balls Segments Results for the Nine Months Ended September 30, 2012 and 2011

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2012	2011(1)	Dollars	Percent
Net sales:
Woods	$180.4	$186.1	$(5.7)	(3)%
Irons	147.2	168.4	(21.2)	(13)%
Putters	78.7	67.0	11.7	17%
Accessories and other	188.8	179.1	9.7	5%

	$595.1	$600.6	$(5.5)	(1)%

(1)	Prior period amounts were reclassified to conform with current year presentation.

The $5.7 million (3%) decrease in net sales of woods to $180.4 million for the nine months ended September 30, 2012 was primarily due to a decrease in average selling prices combined with a slight decline in sales volume. The decrease in average selling prices primarily resulted from increased promotional activity during the nine months ended September 30, 2012 of certain in-line drivers compared to predecessor products during the same period in the prior year. In addition, net sales were negatively impacted by the later planned launch timing of the Company’s premium Legacy drivers which were launched during the third quarter of 2012 compared to the first quarter in 2011. This decline in average selling prices was partially offset by a favorable shift in sales mix resulting from fewer sales of lower priced hybrids in 2012. The decrease in sales volume was primarily due to a decline in hybrid club sales.

The $21.2 million (13%) decrease in net sales of irons to $147.2 million for the nine months ended September 30, 2012 was primarily attributable to a decline in average selling prices combined with a slight decline in sales volume. The decline in average selling prices was primarily due to an unfavorable shift in product mix from sales of higher priced RAZR X models in the prior year to sales of more moderately priced irons products during the first nine months of 2012. The Company’s average selling prices were also negatively impacted by increased promotional activity during the nine months of 2012 compared to the same period in the prior year. The decline in sales volume was primarily due to declines in market share resulting from less favorable consumer acceptance of the irons models launched in the current year compared to the strong performance of RAZR X launched in 2011.

The $11.7 million (17%) increase in net sales of putters to $78.7 million for the nine months ended September 30, 2012 was primarily due to an increase in sales volume partially offset by a decline in average selling prices. The increase in sales volume was due to the current year launch of the Metal X platform of putters as well as an increase in sales of mid and long putters. The decline in average selling prices was largely attributable to increased closeout activity in preparation for the Metal X platform launch.

The $9.7 million (5%) increase in net sales of accessories and other products to $188.8 million for the nine months ended September 30, 2012 was primarily driven by an increase in sales of: (i) packaged sets due to the current year launch of the new Callaway Jr. sets and Top-Flite packaged sets; (ii) apparel primarily due to the sale of apparel in Europe and South Pacific beginning in the third quarter of 2011; (iii) GPS devices due to the current quarter launch of the Company’s new MX+ GPS device; and (iv) an increase in sales of golf bags. These increases were partially offset by a decline in sales of footwear and headwear during the first nine months of 2012 compared to the same period in the prior year.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Decline
	2012	2011	Dollars	Percent
Net sales:
Golf balls	$119.0	$132.1	$(13.1)	(10)%

The $13.1 million (10%) decrease in net sales of golf balls to $119.0 million for the nine months ended September 30, 2012 was primarily due to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to a decline in sales of Top-Flite balls primarily resulting from the sale of the Top-Flite brand in March 2012. In recent years, sales of Top-Flite and Ben Hogan branded golf balls have represented approximately 25% of the Company’s total golf ball annual sales. The increase in average selling prices was due to a favorable shift in sales mix from lower priced Top-Flite balls to higher priced Callaway golf balls combined with the successful current year launch of the HX Chrome and HX Black Tour balls.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2012	2011	Dollars	Percent
Income (loss) before income taxes:
Golf clubs(1)(2)	$(7.2)	$17.8	$(25.0)	(140)%
Golf balls(1)(2)	(8.0)	(3.3)	(4.7)	(142)%
Reconciling items(3)	(34.3)	(54.2)	19.9	37%

	$(49.5)	$(39.7)	$(9.8)	(25)%

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.
(2)	The Company’s golf clubs and golf balls segments absorbed pre-tax charges:
•	$25.3 million and $9.7 million, respectively, in connection with the Company’s Cost Reduction Initiatives during the nine months ended September 30, 2012;
•

$12.3 million and $5.1 million, respectively, in connection with the final phase of the Company’s GOS Initiatives during the nine months ended September 30, 2011. The Company completed the final phase of the GOS initiatives in December 2011;

•	$4.2 million and $1.0 million, respectively, in connection with the Company’s Reorganization and Reinvestment Initiatives during the nine months ended September 30, 2011; and
•	$0.8 million and $0.2 million, respectively, in connection with the Company’s Reorganization and Reinvestment Initiatives during the nine months ended September 30, 2012.

See Note 2 “Restructuring Initiatives” to the Notes to Consolidated Condensed Financial Statements for details regarding the initiatives referenced herein.

(3)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the first nine months of 2012, the reconciling items include:
•	Pre-tax charges of $4.8 million in connection with the Cost Reduction Initiatives (see Note 2 “Restructuring Initiatives” in the Notes to Consolidated Condensed Financial Statements), and
•

A pre-tax gain of $6.6 million in connection with the sale of the Top-Flite and Ben Hogan brands (see Note 8 “Goodwill and Intangible Assets” in the Notes to Consolidated Condensed Financial Statements).

For the first nine months of 2011, the reconciling items include:

•

A pre-tax impairment charge of $5.4 million in connection with certain trademarks and trade names (see Note 8 “Goodwill and Intangible Assets” in the Notes to Consolidated Condensed Financial Statements);

•

Pre-tax charges of $7.4 million in connection with the Company’s Reorganization and Reinvestment Initiatives (see Note 2 “Restructuring Initiatives” in the Notes to Consolidated Condensed Financial Statements); and

•	A pre-tax gain of $6.2 million in connection with the sale of certain buildings (see Note 7 “Sale of Buildings” in the Notes to Consolidated Condensed Financial Statements).

Pre-tax income in the Company’s golf clubs operating segment decreased to a pre-tax loss of $7.2 million for the first nine months of 2012 from pre-tax income of $17.8 million for the comparable period in the prior year. This decrease to a pre-tax loss was primarily attributable to a $29.7 million decrease in gross margin combined with a decrease in net sales as discussed above. The decrease in gross margin was primarily driven by $25.3 million of charges incurred in connection with the Company’s Cost Reduction Initiatives announced in July 2012 compared to $17.5 million of charges incurred during the nine months end September 30, 2011 related to the Company’s 2011 Restructuring and GOS Initiatives. In addition, club margins were negatively affected by sales promotions, closeout activity and increased in club component costs as compared to the same period in 2011.

Pre-tax loss in the Company’s golf balls operating segment increased to $8.0 million for the first nine months of 2012 from $3.3 million for the comparable period in the prior year. This increase in pre-tax loss was primarily attributable to a decrease in net sales primarily due to the sale of the Top-Flite and Ben Hogan Brands, as discussed above combined with a $5.2 million decrease in gross margin. The decrease in gross margin was primarily driven by $9.7 million of charges incurred in connection with the Company’s Cost Reduction Initiatives announced in July 2012, compared to $5.1 million of charges incurred during the nine months ended September 30, 2011 related to the Company’s 2011 Restructuring and GOS Initiatives. This decrease was partially offset by an increase in average selling prices due to the current year launch of the premium Hex Black Tour golf ball, with no comparable launch in the prior year.

Financial Condition

The Company’s cash and cash equivalents increased $16.1 million to $59.1 million at September 30, 2012, from $43.0 million at December 31, 2011. The levels of cash and cash equivalents fluctuate with the seasonality of the Company’s business and are affected by the timing of product launches. Generally, during the first quarter, the Company will rely more heavily on its credit facility to fund operations as cash inflows from operations begin to increase during the third quarter as a result of cash collections from customers. During the third quarter, the Company completed the exchange of 982,361 shares of the Company’s outstanding 7.5% Series B Cumulative Perpetual Convertible Preferred Stock (the “preferred stock”), for $63.2 million of Convertible Senior Notes (the “notes”) and 5,866,821 shares of the Company’s common stock. The Company also issued additional notes for net cash proceeds of $46.8 million. As a result of these transactions, the Company recorded $106.9 million of new notes (net of discounts) as of September 30, 2012. The Company used a portion of the proceeds from the issuance of its notes to pay down the outstanding balance on its credit facility. Additionally, during the nine months ended September 30, 2012, the Company used its cash and cash equivalents and net proceeds of $26.9 million from the sale of the Top-Flite and Ben Hogan brands to fund $29.3 million of cash used in operating activities in addition to $16.0 million in capital expenditures. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facility, as deemed necessary (see further information on the Company’s credit line below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of September 30, 2012, the Company’s net accounts receivable increased $28.0 million to $143.7 million from $115.7 million as of December 31, 2011. The increase in accounts receivable reflects the general seasonality of the business. The Company’s net accounts receivable decreased by $3.8 million as of September 30, 2012 compared to the Company’s net accounts receivable as of September 30, 2011. This decrease was primarily attributable to a decrease in net sales during the third quarter of 2012 compared to the same period in the prior year partially offset by an increase in standard payment terms in connection with certain promotional activities in 2012.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s net inventory decreased $44.1 million to $189.0 million as of September 30, 2012 compared to $233.1 million as of December 31, 2011. The Company’s net inventory decreased by $15.1 million as of September 30, 2012 compared to the Company’s net inventory as of September 30, 2011. This decrease was primarily due to a decline in golf ball inventory levels resulting from the Company’s phase out of Top-Flite products in accordance with the sale of the Top-Flite brand in March 2012 as well as a decline in apparel and footwear inventory levels resulting from the Company’s transition to a licensing arrangement for the product categories in North America. Net inventories as a percentage of the trailing twelve months net sales decreased to 21.8% as of September 30, 2012 compared to 22.2% as of September 30, 2011.

Liquidity and Capital Resources

Sources of Liquidity

Convertible Senior Notes

On August 29, 2012, the Company issued $112.5 million of 3.75% Convertible Senior Notes (the “notes”) due August 15, 2019, of which $63.2 million in aggregate principal amount was exchanged for 632,270 shares of the Company’s outstanding preferred stock in separate, privately negotiated exchange transactions, and $49.3 million in aggregate principal amount was issued in private placement transactions for cash. See Note 3 “Financing Arrangements—Convertible Senior Notes” to the Consolidated Condensed Financial Statements in this Form 10-Q.

The notes were priced at 95.02% of the principal amount with an effective yield to maturity of 4.59% and pay interest of 3.75% per year on the principal amount, payable semiannually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2013. Net proceeds from the private placement transactions were $46.8 million. The Company incurred transactional fees of $3.5 million, which were capitalized and will be amortized over the life of the notes.

The net carrying amount of the notes as of September 30, 2012 was $106.9 million. The unamortized discount of $5.6 million will be amortized over the remaining term of 6.88 years. Total interest and amortization expense recognized during the three and nine months ended September 30, 2012 was $0.4 million.

The notes are convertible, at the option of the note holder, at any time on or prior to the close of business on the business day immediately preceding August 15, 2019, into shares of common stock at an initial conversion rate of 133.3333 shares per $1,000 principal amount of notes, which is equal to a conversion price of approximately $7.50 per share, subject to customary anti-dilution adjustments. Upon the occurrence of certain change of control events of the Company, the Company will pay a premium on the notes converted in connection with such change of control events by increasing the conversion rate on such notes.

Under certain circumstances, the Company has the right to terminate the right of note holders to convert their notes. If the Company exercises such termination right prior to August 15, 2015, each note holder who converts its notes after receiving notice of such exercise will receive a make-whole payment in cash or common stock, as the Company may elect.

Upon the occurrence of a change of control of the Company or a termination of trading of the common stock, note holders will have the option to require the Company to repurchase for cash all or any portion of such note holder’s notes at a price equal to 100% of the principal amount of the repurchased notes, plus accrued and unpaid interest thereon to the repurchase date.

The notes are not redeemable by the Company prior to August 15, 2015. On or after August 15, 2015, the notes are redeemable in whole or in part at the option of the Company at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to the redemption date.

The notes contain certain covenants including payment of principal, certain repurchase obligations and interest, obligation of the Company to convert the notes, and other customary terms as defined in the Indenture. The Company was in compliance with these covenants as of September 30, 2012.

Asset-Backed Revolving Credit Facility

The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $230.0 million, comprised of a $158.3 million U.S. facility (of which $20.0 million is available for letters of credit), a $31.7 million Canadian facility (of which $5.0 million is available for letters of credit) and a $40.0 million United Kingdom facility (of which $2.0 million is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $3.3 million at September 30, 2012. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.

As of September 30, 2012, the Company no borrowings outstanding under the ABL Facility and had $59.1 million of cash and cash equivalents. The maximum amount of Consolidated Funded Indebtedness (as defined by the ABL Facility), including borrowings under the ABL Facility, that could have been outstanding on September 30, 2012, was approximately $81.6 million. Average outstanding borrowings during the nine months ended September 30, 2012 was $50.1 million. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing-twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). The Company’s “availability ratio” is the ratio, expressed as a percentage, of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins will be permanently reduced by 0.25% if EBITDA, as defined in the ABL Facility, meets or exceeds $25.0 million over any trailing twelve-month period, and will be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50.0 million over any trailing twelve-month period. At September 30, 2012, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.75%.

In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of September 30, 2012 the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company will be subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below

$25.0 million. The Company’s borrowing base was above $25.0 million during the nine months ended September 30, 2012, and as such was not subject to compliance with the fixed charge coverage ratio.

The origination fees incurred in connection with the ABL Facility totaled $4.3 million, which will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of September 30, 2012 and December 31, 2011 were $3.4 million and $2.9 million, respectively, of which $0.9 million and $0.7 million, respectively, were included in other current assets and $2.5 million and $2.3 million, respectively, in other long-term assets in the accompanying consolidated condensed financial statements.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of September 30, 2012 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Convertible debt(1)	$112.5	$—	$—	$—	$112.5
Interest on convertible debt(1)	29.3	4.6	8.4	8.4	7.9
Unconditional purchase obligations(2)	79.2	49.1	29.5	0.6	—
Operating leases(3)	36.2	12.9	17.2	5.3	0.8
Uncertain tax contingencies(4)	8.0	0.4	1.2	3.4	3.0

Total	$265.2	$67.0	$56.3	$17.7	$124.2

(1)	On August 29, 2012, the Company issued $112.5 million of 3.75% Convertible Senior Notes due August 15, 2019. Interest of 3.75% per year on the principal amount is payable semiannually in arrears on February 15 and August 15 of each year, beginning February 15, 2013.
(2)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(3)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
(4)	Amount represents total uncertain income tax positions. For further discussion see Note 12 “Income Taxes” to the Consolidated Condensed Financial Statements in this Form 10-Q.

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

The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2012 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 13 “Commitments and Contingencies” to the Notes to Consolidated Condensed Financial Statements and “Legal Proceedings” in Item 1 of Part II in this Form 10-Q.

Sufficiency of Liquidity

Based upon its current operating plan, analysis of its consolidated financial position and projected future results of operations, the Company believes that its cash on hand and operating cash flows, together with its current or future financing facilities, will be sufficient to finance current operating requirements, required capital expenditures, contractual obligations and commercial commitments, for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments (including noncompliance with the financial covenants under its ABL Facility), general economic trends, foreign currency exchange rates, or other matters will not adversely affect the Company’s operations or its ability to meet its future cash requirements (see above, “Sources of Liquidity”).

As of September 30, 2012, a significant portion of the Company’s total cash and short-term investments is held outside of the U.S. In addition to settling intercompany balances during the normal course of operations, the Company may repatriate funds from its foreign subsidiaries. The Company has not, nor does it anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. As such, the Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If in the future the Company decides to repatriate such foreign earnings, it would need to accrue and pay incremental U.S. federal and state income tax, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carry forwards.

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $20.0 million to $25.0 million for the year ending December 31, 2012.

Off-Balance Sheet Arrangements

At September 30, 2012, the Company had total outstanding commitments on non-cancelable operating leases of approximately $36.2 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 6 years expiring at various dates through February 2018, with options to renew at varying terms.

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

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At September 30, 2012 and December 31, 2011, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $197.1 million and $165.5 million, respectively. At September 30, 2012 and December 31, 2011, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2012 through its foreign currency exchange contracts.

The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $21.3 million at September 30, 2012. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its ABL Facility. Outstanding borrowings under the ABL Facility accrue interest as described in Note 3 to the Company’s Consolidated Condensed Financial Statements in this Form 10-Q and in “Sources of Liquidity” above. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by an increase of 10% in interest rates would be nominal over a nine month period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2012, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2012, the Company repurchased 12,100 shares of its common stock at an average cost per share of $6.18 under the November 2007 repurchase program. The Company received these shares to settle taxes paid on behalf of holders of restricted stock units. As of September 30, 2012, the Company remained authorized to repurchase up to an additional $72.8 million of its common stock under this program.

The following table summarizes the purchases by the Company under its repurchase programs during the third quarter of 2012 (in thousands, except per share data):

	Three Months Ended September 30, 2012
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
July 1, 2012—July 31, 2012	10	$6.30	66	$72,815
August 1, 2012—August 31, 2012	2	$5.39	9	$72,806
September 1, 2012—September 30, 2012	—	$—	—	$72,806

Total	12	$6.18	75	$72,806

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

3.3	Amended and Restated Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 5, 2010 (file no. 1-10962).

4.1	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 15, 2009 (file no. 1-10962).

4.2	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 15, 2009 (file no. 1-10962).

4.3	Indenture, dated as of August 29, 2012 between Callaway Golf Company and Wilmington Trust, National Association, as Trustee, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 4, 2012
(File No. 1-10962).

4.4a	Global Note due 2019, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 4, 2012 (File No. 1-10962).

10.1	Form of Exchange Agreement, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 24, 2012 (File No. 1-10962).

31.1	Certification of Oliver G. Brewer, III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Oliver G. Brewer, III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

(†)	Included with this Report.
*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/S/ MARLO M. CORMIER PLATZ
Marlo M. Cormier Platz
Vice President and Chief Accounting Officer

Date: October 30, 2012

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Oliver G. Brewer, III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Oliver G. Brewer, III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.