Form 10-K
period 2012-12-31
CALLAWAY GOLF CO
filed 2013-03-08
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the Registrant’s common stock held by nonaffiliates of the Registrant was $383,135,879 based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and shares held in treasury, without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.

As of February 28, 2013, the number of shares of the Registrant’s common stock and preferred stock outstanding was 71,088,443 and 417,639, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“Commission”) pursuant to Regulation 14A in connection with the Registrant’s 2013 Annual Meeting of Shareholders, which is scheduled to be held on May 15, 2013. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2012.

Important Notice to Investors Regarding Forward-Looking Statements: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, the estimated amount or timing of charges and savings related to the Company’s various restructuring initiatives, the reinvestment of the savings and the benefits to be derived therefrom, as well as improved financial results in 2013, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including changes in economic conditions, credit markets, or foreign currency exchange rates, the level of promotional activity in the marketplace, consumer acceptance and demand for the Company’s products, future consumer discretionary purchasing activity (which can be significantly adversely affected by unfavorable economic or market conditions), delays, difficulties, changed strategies, or unanticipated factors including those affecting the success of the Company’s restructuring initiatives announced in July 2012 (the “Cost Reduction Initiatives”), as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in this report, as well as the Company’s other reports on Forms 10-Q and 8-K subsequently filed with the Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Anypoint—Backstryke—Big Bertha—Black Series Tour Designs—Callaway—Callaway Golf—Callaway uPro GO—C Grind—Chev—Chev 18—Chevron Device—D.A.R.T.—Demonstrably Superior and Pleasingly Different—Divine—Eagle-ERC—FTiZ—FT Performance—FT Tour—Fusion—Gems—Great Big Bertha—Heavenwood—HX—HX Diablo—Hex Aerodynamics—Hex Black Tour—Hex Chrome—Hex Hot—IMIX—Legacy—Legacy Aero—Legend—Marksman—Metal-X—Number One Putter in Golf—Odyssey—OptiFit—ORG.14—ProType—ProType Black—Razr Fit—Razr Fit Xtreme—Razr Hawk—Razr X—Razr XF—Razr X HL—Razr X Muscleback—Razr X Tour—Rossie—S2H2—Sabertooth—Solaire—Steelhead—Strata—Stronomic—Sure-Out—Teron—Tech Series—Ti-Hot—Tour Authentic—Tour i—Tour i(S)—Tour iX—Tour i(Z)—Trade In! Trade Up!—Tru Bore—uPro—uPro MX—Versa—VFT—War Bird—White Hot—White Hot Tour—White Hot XG—White Ice—World’s Friendliest—X-Act—X Hot—XJ Series—X-SPANN—Xtra Traction Technology—XTT—Xtra Width Technology—XWT-2-Ball.

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

Today, the Company, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls, and also sells golf accessories (such as golf bags, golf gloves, headwear, towels, umbrellas and travel gear) under the Callaway Golf and Odyssey brand names. The Company generally sells its products to retailers, directly and through its wholly-owned subsidiaries, and to third-party distributors. The Company sells pre-owned golf products through its website, www.callawaygolfpreowned.com. In addition, the Company sells Callaway Golf and Odyssey products direct to consumers online through its websites shop.callawaygolf.com and www.odysseygolf.com. The Company also licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf related accessories, including apparel, footwear, eyewear, rangefinders and practice aids. The Company’s products are sold in the United States and in approximately 100 countries around the world.

Financial Information about Segments and Geographic Areas

Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 19 to the Notes to the Company’s Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010, which note is incorporated herein by this reference and is included as part of Item 8—“Financial Statements and Supplementary Data.”

Products

The Company designs, manufactures and sells high quality golf clubs and golf balls, and designs and sells golf accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s products are designed for golfers of all skill levels, both amateur and professional, and are generally designed to conform to the Rules of Golf as published by the United States Golf Association (“USGA”) and the ruling authority known as The R&A.

The following table sets forth the contribution to net sales attributable to the principal product groups for the periods indicated:

	Year Ended December 31,
	2012		2011(1)		2010
	(Dollars in millions)
Drivers, fairway woods and hybrids	$200.6	24%	$211.2	24%	$225.2	23%
Irons	170.8	20%	206.8	23%	223.9	23%
Putters	93.3	11%	88.2	10%	106.3	11%
Golf balls	139.6	17%	160.3	18%	176.6	18%
Accessories and other	229.8	28%	220.0	25%	235.7	25%

Net sales	$834.1	100%	$886.5	100%	$967.7	100%

(1)	Certain prior period amounts have been reclassified to conform with current period presentation.

For a discussion regarding the changes in net sales for each product group from 2012 to 2011 and from 2011 to 2010, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.

The Company’s current principal products by product group are described below:

Drivers, Fairway Woods and Hybrids. This product category includes sales of the Company’s drivers, fairway woods and hybrid products, which are sold under the Callaway Golf brand. These products are generally made of metal (either titanium or steel) or a combination of metal and a composite material. The Company’s products compete at various price levels in the woods category. The Company’s drivers, fairway woods and hybrid products are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers.

Irons. This product category includes sales of the Company’s irons and wedges, which are sold under the Callaway Golf brand. The Company’s irons are generally made of metal (either titanium, steel or special alloy) or a composite material (a combination of metal and polymer materials). The Company’s products compete at various price levels in the irons category. The Company’s irons are available in a variety of designs, shafts and other specifications to accommodate the preferences and skill levels of all golfers.

Putters. This product category includes sales of the Company’s putters, which are sold under the Odyssey brand. The Company’s products compete at multiple price levels in the putters category. The Company’s putters are available in a variety of styles, shafts and other specifications to accommodate the preferences and skill levels of all golfers.

Golf Balls. This product category includes sales of the Company’s golf balls, which are sold under the Callaway Golf and Strata brands. The Company’s golf balls are generally either a 2-piece golf ball (consisting of a core and cover) or a multilayer golf ball (consisting of two or more components in addition to the cover). The Company’s golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate innovative designs, including the Company’s proprietary HEX Aerodynamics (i.e., a lattice of tubes that form hexagons and pentagons). The Company’s products compete at all price levels in the golf ball category.

Accessories, Softgoods and Other. This product category includes sales of golf bags, golf gloves, golf footwear, rangefinders, golf apparel, packaged club sets, headwear, towels, umbrellas, eyewear and other accessories, as well as sales of pre-owned products through www.callawaygolfpreowned.com. Additionally, this product category includes royalties from licensing of the Company’s trademarks and service marks on products such as golf apparel, golf footwear, rangefinders and practice aids.

Product Design and Development

Product design at the Company is a result of the integrated efforts of its brand management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created a work environment in which new ideas are valued and explored. In 2012, 2011 and 2010, the Company invested $29.5 million, $34.3 million, and $36.4 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new products.

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

For certain risks associated with product design and development, see below, “Risk Factors” contained in Item 1A.

Manufacturing

The Company has its primary golf club assembly facility in Monterrey, Mexico, and maintains limited golf club assembly for certain custom club orders in its facilities in Carlsbad, California. Golf clubs are also assembled in China and other local markets based on regional demand for custom clubs. In addition, the Company has a golf ball manufacturing facility in Chicopee, Massachusetts, and also utilizes contract manufacturers in China and Taiwan for golf balls. Both the golf club assembly process and golf ball manufacturing process utilize raw materials that are obtained from suppliers both internationally and within the United States. At December 31, 2012 and 2011, most of the Company’s golf club production volume was made in regions outside of the United States. With respect to golf balls, at December 31, 2012 and 2011, over 75% of production volume was made in regions outside of the United States. The Company has third-party logistics sites in Dallas, Texas and Toronto, Canada for the global distribution of goods.

Overall, the golf club assembly process is fairly labor intensive and requires extensive global supply chain coordination. With respect to golf balls, although a significant amount of labor is used, the overall manufacturing process is much more automated than the golf club assembly process.

During the third quarter of 2012, the Company reached an agreement in principle to sell its golf ball manufacturing facility in Chicopee, Massachusetts, and lease back a reduced portion of the square footage to eliminate unused space at the facility. In February 2013, the Company completed the sale of this facility and entered into an agreement to lease back a reduced portion of the square footage to better align with current needs.

Raw Materials

The Company purchases raw materials from domestic and international suppliers in order to meet scheduled production needs. Raw materials include steel, titanium alloys and carbon fiber for the manufacturing of golf clubs, and rubber, plastic ionomers, zinc sterate, zinc oxide and lime stone for the manufacturing of golf balls. For certain risks associated with golf club and golf ball manufacturing, see “Risk Factors” contained in Item 1A.

Sales and Marketing

Sales in the United States

Of the Company’s total net sales, approximately 47% was derived from customers within the United States in both 2012 and 2011, and approximately 48% in 2010. The Company primarily sells to both on- and off-course golf retailers and sporting goods retailers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. The Company also sells certain products to mass merchants. On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 7% of the Company’s consolidated revenues in 2012, compared to 6% in both 2011 and 2010. On a segment basis, in 2012, the top five golf club and golf ball customers accounted for approximately 14% and 17% of the Company’s total consolidated golf club and golf ball sales, respectively. A loss of one or more of these customers could have a significant adverse effect upon the Company’s golf ball sales.

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

The Company also has a separate team of club fitting specialists who focus on the Company’s custom club sales. A portion of the Company’s custom club sales are generated from the utilization of club fitting programs such as performance centers, which utilize high speed cameras and precision software to capture relevant swing data. All performance centers and participating on-and-off course retail stores are equipped with custom fitting systems that incorporate the use of an extensive variety of clubhead and shaft combinations in order to find a set of golf clubs that fits a golfer’s personal specifications. The Company believes that offering golfers the opportunity to increase performance with custom club specifications increases sales and promotes brand loyalty.

The Company maintains various sales programs including a Preferred Retailer Program. The Preferred Retailer Program offers longer payment terms during the initial sell-in period, as well as potential rebates and discounts for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training.

Sales Outside of the United States

Of the Company’s total net sales, approximately 53% was derived from sales for distribution outside of the United States in both 2012 and 2011, and approximately 52% in 2010. The Company does business (either directly or through its subsidiaries and distributors) in approximately 100 countries around the world. The Company’s management believes that controlling the distribution of its products in certain major markets in the world has been and will continue to be an important element in the future growth and success of the Company.

The majority of the Company’s international sales are made through its wholly-owned subsidiaries located in Japan, Europe, Korea, Canada, Australia, China, Malaysia, Thailand and India. In addition to sales through its subsidiaries, the Company also sells through its distribution network in over 50 foreign countries, including Singapore, Indonesia, the Philippines, South Africa, and in numerous countries in Central and South America. Prices of golf clubs and balls for sales by distributors outside of the United States generally reflect an export pricing discount to compensate international distributors for selling and distribution costs. A change in the Company’s relationship with significant distributors could negatively impact the volume of the Company’s international sales.

The Company’s sales programs in foreign countries are specifically designed based upon local laws and competitive conditions. Some of the sales programs utilized include the custom club fitting experiences and the Preferred Retailer Program or variations of those programs employed in the United States as described above.

Conducting business outside of the United States subjects the Company to increased risks inherent in international business. These risks include but are not limited to foreign currency risks, increased difficulty in protecting the Company’s intellectual property rights and trade secrets, unexpected government action or changes in legal or regulatory requirements, and social, economic or political instability. For a complete discussion of these risk factors, see “Risk Factors” contained in Item 1A.

Sales of Pre-Owned/Outlet Golf Clubs and Online Store

The Company sells certified pre-owned golf products in addition to golf-related accessories through its website www.callawaygolfpreowned.com. The Company generally acquires the pre-owned products through the Company’s Trade In! Trade Up! program, which gives golfers the opportunity to trade in their used Callaway Golf clubs and certain competitor golf clubs at authorized Callaway Golf retailers or through the Callaway Golf Pre-Owned website for credit toward the purchase of new or pre-owned Callaway Golf equipment. The website for this program is www.tradeintradeup.com.

The Company also offers the full line of Callaway Golf and Odyssey products, including drivers, fairway woods, hybrids, irons, putters, golf balls, and golf-related accessories, through its websites shop.callawaygolf.com and www.odysseygolf.com.

Advertising and Promotion

The Company develops and executes its advertising and promotional campaigns for its products based on the Company’s global brand principles. Within the United States, the Company has focused its advertising efforts mainly on a combination of printed advertisements in national magazines, such as Golf Magazine, Sports Illustrated and Golf Digest, and television commercials, primarily on The Golf Channel, ESPN and on network television during golf telecasts, as well as web-based advertising. Advertising of the Company’s products outside of the United States is generally handled by the Company’s subsidiaries, and while it is based on the Company’s global brand principles, the local execution is tailored to each region based on its unique consumer market and lifestyles.

In addition, the Company establishes relationships with professional golfers in order to promote the Company’s products. The Company has entered into endorsement arrangements with members of the various professional golf tours to promote the Company’s golf club and golf ball products as well as golf bags, golf apparel, golf footwear, GPS on-course devices and various golf accessories. For certain risks associated with such endorsements, see “Risk Factors” contained in Item 1A.

Competition

The golf club markets in which the Company competes are highly competitive and are served by a number of well-established and well-financed companies with recognized brand names. With respect to drivers, fairway woods and irons, the Company’s major competitors are TaylorMade, Ping, Acushnet (Titleist brand), Puma (Cobra brand), SRI Sports Limited (Cleveland and Srixon brands), Mizuno, Bridgestone and Nike. For putters, the Company’s major competitors are Acushnet (Titleist brand), Ping and TaylorMade. These competitors compete for market share in the golf clubs business, with TaylorMade having a significant market share of the golf clubs business in the United States. The Company believes that it is a technological leader in every golf club market in which it competes.

The golf ball business is also highly competitive. There are a number of well-established and well-financed competitors, including Acushnet (Titleist and Pinnacle brands), SRI Sports Limited (Dunlop and Srixon brands), Bridgestone (Bridgestone and Precept brands), Nike, TaylorMade and others. These competitors compete for market share in the golf ball business, with Acushnet having a market share of approximately 50% of the golf ball business in the United States and a leading position in certain other regions outside the United States. The Company’s golf ball products continue to be well received by both professional and amateur golfers alike, and continue to receive a significant degree of usage on the major professional golf tours. The Company believes that it is a technological leader in the golf ball market.

For both golf clubs and golf balls, the Company generally competes on the basis of technology, quality, performance, customer service and price. In order to gauge the effectiveness of the Company’s response to such factors, management receives and evaluates Company-generated market trends for U.S. and foreign markets, as well as periodic public and customized market research for the U.S. and U.K. markets from Golf Datatech that include trends from certain on- and off-course retailers. In addition, the Company utilizes Sports Marketing Surveys for the U.K. markets and GfK Group for the markets in Japan.

For risks relating to competition, see “Risk Factors” contained in Item 1A.

Environmental Matters

The Company’s operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants (“Environmental Laws”). In the ordinary course of its manufacturing processes, the Company uses paints, chemical solvents and other materials, and generates waste by-products that are subject to these Environmental Laws. In addition, in connection with the Top-Flite asset acquisition in 2003, the Company assumed certain monitoring and remediation obligations at its manufacturing facility in Chicopee, Massachusetts. In February 2013, the Company completed the sale of this facility. As a result, the Company incurred additional costs to address certain estimated ongoing environmental remediation issues in connection with the sale of this facility.

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

Sustainability

The Company believes it is important to conduct its business in an environmentally, economically, and socially sustainable manner. In this regard, the Company has an environmental sustainability program which focuses on key performance indicators and business objectives, including reductions of volatile organic compound (VOC) emissions, reductions of hazardous waste, reductions in water usage, improved recycling and development programs which involve the elimination or reduction of undesirable chemicals and solvents in favor of chemically similar functional alternatives. These efforts cross divisional lines and are visible in the following areas within the Company:

•

Facilities through the partnership with local utilities to implement energy reduction initiatives such as energy efficient lighting, demand response energy management and heating, ventilation and air conditioning optimization;

•	Manufacturing through lean initiatives and waste minimization;

•	Product development through specification of environmentally preferred substances;

•	Logistics improvements and packaging minimization; and

•	Supply chain management through Social, Safety, and Environmental Responsibility audits of suppliers.

The Company also has two existing programs focusing on the community, the Callaway Golf Company Foundation and the Callaway Golf Community Giving program. Through these programs the Company and its employees are able to give back to the community through monetary donations and by providing community services. Information on both of these programs is available on the Company’s website at www.callawaygolf.com. By being active and visible in the community and by embracing the principles of environmental stewardship, the Company believes it is acting in an environmentally responsible manner.

Intellectual Property

The Company is the owner of approximately 2,800 U.S. and foreign trademark registrations and over 1,800 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Note 13 “Commitments and Contingencies—Legal Matters” to the Notes to Consolidated Financial Statements in this Form 10-K.

The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. See “Risk Factors” contained in Item 1A.

Licensing

The Company, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel and footwear, rangefinders and practice aids. With respect to its line of golf apparel, the Company has current licensing arrangements with Perry Ellis International for a complete line of men’s and women’s apparel for distribution in certain retail channels in the United States, Canada and Latin America, and Sanei International Co., Ltd. for a complete line of men’s and women’s apparel for distribution in Asia and Asia Pacific countries. With respect to the footwear line, the Company has a licensing arrangement with Advanced Manufacturing Group Ltd for a complete line of men’s and women’s footwear for distribution in certain retail channels in the United States, Canada and Latin America.

In addition to the licensing of its apparel and footwear trademarks, the Company has also licensed its trademarks to, among others, (i) IZZO Golf for practice aids, (ii) Nikon Vision Co., Ltd. for rangefinders, (iii) Sweda Company, LLC for a collection of padfolios, pens and other gift items for the corporate market, and (iv) Walman Optical, for a line of prescription Callaway eyewear.

The Company also has buying services agreements where the Company designs and sells its own line of non-prescription eyewear and golf apparel in regions outside the U.S., Canada, Latin America, Asia and Asia Pacific countries, and golf footwear in regions outside the U.S, Canada and Latin America.

Employees

As of December 31, 2012, the Company and its subsidiaries had approximately 1,500 full-time and part-time employees. This number was reduced from approximately 1,800 full-time and part-time employees as of December 31, 2011 primarily due to workforce reductions that impacted all regions and levels of the Company’s business in connection with the Cost Reduction Initiatives announced in July 2012 (see Note 3 “Restructuring Initiatives” to the Notes to Consolidated Financial Statements in this Form 10-K). The Company employs temporary workers as the business requires.

The Company’s golf ball manufacturing employees in Chicopee, Massachusetts are unionized and are covered under a collective bargaining agreement, which expires on September 30, 2014. In addition, certain of the Company’s production employees in Australia are also unionized. The Company considers its employee relations to be good.

Executive Officers of the Registrant

Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
Oliver G. Brewer III	49	President and Chief Executive Officer, Director
Bradley J. Holiday	59	Senior Executive Vice President and Chief Financial Officer
Alan Hocknell	41	Senior Vice President, Research and Development
Brian Lynch	51	Senior Vice President, General Counsel & Corporate Secretary
Mark Leposky	48	Senior Vice President, Global Operations
Alex Boezeman	53	Managing Director, East Asia
Leighton Richards	37	Managing Director, Southeast Asia and South Pacific
Neil Howie	50	Managing Director, Europe, Middle East and Africa

Oliver G. Brewer III is a Director and President and Chief Executive Officer of the Company and has served in such capacity since March 2012. Before joining Callaway Golf Company, Mr. Brewer served as the President and Chief Executive Officer of Adams Golf, Inc. since January 2002. He was President and Chief Operating Officer of Adams Golf from August 2000 to January 2002 and Senior Vice President of Sales and Marketing of Adams Golf from September 1998 to August 2000. Mr. Brewer also served on the Board of Directors of Adams Golf since 2000 until his resignation effective as of February 29, 2012. Mr. Brewer has an MBA from Harvard University and a B.S. in Economics from the College of William and Mary.

Bradley J. Holiday is Senior Executive Vice President and Chief Financial Officer of the Company and has served in such capacity since September 2003. Mr. Holiday is responsible for oversight over all of the Company’s finance and accounting functions, as well as its information systems. Mr. Holiday is currently serving as the Company’s Chief Accounting Officer. Mr. Holiday previously served as Executive Vice President and Chief Financial Officer beginning in August 2000. Before joining the Company, Mr. Holiday served as Vice President—Finance for Gateway, Inc. Prior to Gateway, Inc., Mr. Holiday was with Nike, Inc. in various capacities beginning in April 1993, including Chief Financial Officer—Golf Company, where he directed all global financial initiatives and strategic planning for Nike, Inc.’s golf business. Prior to Nike, Inc., Mr. Holiday served in various financial positions with Pizza Hut, Inc. and General Mills, Inc. Mr. Holiday serves on the board of Zagg, Inc. Mr. Holiday has an M.B.A. in Finance from the University of St. Thomas and a B.S. in Accounting from Iowa State University.

Brian P. Lynch is Senior Vice President, General Counsel and Corporate Secretary and has served in such capacity since June 2012. Mr. Lynch is responsible for the Company’s legal, corporate governance and compliance functions. Mr. Lynch also serves as the Company’s Chief Ethics Officer. Mr. Lynch first joined Callaway in December 1999 as Senior Corporate Counsel and was appointed Associate General Counsel and Assistant Secretary in April 2005 and Vice President and Corporate Secretary in November 2008. Mr. Lynch has over 25 years of experience handling legal, strategic, operational, and administrative matters for public and private entities. Mr. Lynch received a J.D. from the University of Pittsburgh and a B.A. in Economics from Franklin and Marshall College.

Mark Leposky is Senior Vice President, Global Operations and has served in such capacity since April 2012. Mr. Leposky is responsible for all areas of the Company’s global manufacturing, program management, sourcing and logistics operations and strategy. Prior to joining Callaway, Mr. Leposky served from 2005-2011 as co-founder, President and Chief Executive Officer of Gathering Storm Holding Company, LLC/ TMAX Gear LLC (collectively, “TMAX”), which, as exclusive licensee, designed, developed, manufactured, and distributed accessory products for TaylorMade-adidas Golf. When the license agreement was terminated, TMAX exited the business and TMAX entered into a general assignment for the benefit of creditors. Prior to that, Mr. Leposky served in various operations roles for Fisher Scientific International, TaylorMade-adidas Golf, the Coca-Cola Company and the United Parcel Service Company. Mr. Leposky began his career serving as a U.S Army and Army National Guard Infantry Officer (Rank Major). Mr. Leposky received an MBA from the Keller Graduate School of Management and a B.S. in Industrial Technology from the Southern Illinois University.

Alan Hocknell is Senior Vice President, Research and Development and has served in such capacity since August 2009. In this role, Dr. Hocknell is primarily responsible for charting the Company’s product innovation and design strategies across all product categories. Dr. Hocknell has held the position of Vice President, Innovation and Advanced Design since 2004, and prior to that he held various other positions since joining the Company in 1998, including Senior Manager of Advanced Technology and Senior Director, Product Design and Engineering. Dr. Hocknell’s Doctorate degree is in Engineering Mechanics from Loughborough University in Leicestershire, England. Dr. Hocknell also has a Masters degree in Mechanical Engineering and Management from the Imperial College of Science, Technology and Medicine in London, England.

Neil Howie is Managing Director, Europe, Middle East and Africa and has served in such capacity since July 2011. In this role, Mr. Howie is responsible for the sales and marketing functions in Europe, Middle East and Africa. Mr. Howie held the position of Managing Director of Callaway Golf Europe Ltd. since 2003, and has held various other positions since joining the Company in 1998, including Odyssey Brand Manager, U.K. Sales Manager, Regional Sales Manager and Director of European Sales. Prior to joining the Company in 1998, Mr. Howie served as Managing Director of Rogue Golf Company Ltd.

Alex M. Boezeman is Managing Director, East Asia and has served in such capacity since July 2011. In this role, Mr. Boezeman is responsible for the sales and marketing functions in East Asia, including Japan, Korea and China. Until Mr. Boezeman held the position of President of Asia Region, including Japan and China since 2007, and has held various positions since joining the Company in 1997, including Vice President Asia Marketing and Business Development, General Manager, ERC International and Director of Advertising and Promotion. Mr. Boezeman has a Bachelor of Business Administration in International Business from the University of Hawaii.

Leighton Richards is Managing Director, Southeast Asia, South Pacific and India and has served in such capacity since July 2011. In this position, Mr. Richards is responsible for the sales and marketing functions in Southeast Asia, South Pacific and India, including Australia. Mr. Richards joined the Company in 2008 as the National Sales and Marketing Director responsible for the Australian and New Zealand markets. He was appointed General Manager, South Pacific in 2009. Prior to joining the Company, Mr. Richards worked in sales and marketing for The Swatch Group beginning in 2005. Mr. Richards has a Bachelor of Commerce with majors in Commercial Law and Management from the Deakin University in Australia.

Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2013 Annual Meeting of Shareholders. In addition, copies of the employment agreements for all the executive officers are included as exhibits to this report.

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

Certain Factors Affecting Callaway Golf Company

The Company’s business, operations and financial condition are subject to various risks and uncertainties. We urge you to carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including those risks set forth under the heading entitled “Important Notice to Investors Regarding Forward-Looking Statements,” and in other documents that the Company files with the U.S. Securities and Exchange Commission, before making any investment decision with respect to the Company’s securities. If any of the risks or uncertainties actually occur or develop, the Company’s business, financial condition, results of operations and future growth prospects could be adversely affected. Under these circumstances, the trading prices of the Company’s securities could decline, and you could lose all or part of your investment in the Company’s securities.

Unfavorable economic conditions could have a negative impact on consumer discretionary spending and therefore negatively impact the Company’s results of operations, financial condition and cash flows.

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

The Company’s operating results, financial condition and cash flows may be materially and adversely affected by the ongoing debt crisis in Europe and elsewhere and by related global economic conditions.

The ongoing debt crisis in the Eurozone and the related European financial restructuring efforts may cause the value of the European currencies, including the Euro, to further deteriorate, thus further reducing the purchasing power of European customers. In addition, the European crisis is contributing to instability in global credit markets. The world has experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, consumer purchasing power and demand for Company products could decline, which may have a material adverse impact on the Company’s operating results, financial condition and cash flows.

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

A significant portion of the Company’s purchases and sales is international, and the Company conducts transactions in approximately 19 currencies worldwide. Conducting business in such various currencies exposes the Company to fluctuations in foreign currency exchange rates relative to the U.S. dollar.

In addition, the Company’s financial results are reported in U.S. dollars. As a result, transactions conducted in foreign currencies must be translated into U.S. dollars for reporting purposes based upon the applicable foreign currency exchange rates. Fluctuations in these foreign currency exchange rates therefore may positively or negatively affect the Company’s reported financial results and can significantly affect period-over-period comparisons.

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

The Company’s obligations and certain financial covenants contained under its existing credit facility expose it to risks that could materially and adversely affect its liquidity, business, operating results, financial condition and ability to make any dividend or other payments on its capital stock.

The Company’s primary credit facility is a senior secured asset-based revolving credit facility (as amended, the “ABL Facility”), comprised of a U.S. facility, a Canadian facility and a United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities. The Company’s borrowing is limited by the “availability ratio,” which is expressed as a percentage, of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins can be permanently reduced by 0.25% if EBITDA, as defined in the ABL Facility, meets or exceeds $25.0 million over any trailing twelve-month period, and can be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50.0 million over any trailing twelve-month period.

The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Additionally, the Company will be subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25.0 million. If the Company experiences a decline in revenues or adjusted EBITDA, the Company may have difficulty paying interest and principal amounts due on its ABL Facility or other indebtedness and meeting certain of the financial covenants contained in the ABL Facility. If the Company is unable to make required payments under the ABL Facility, or if the Company fails to comply with the various covenants and other requirements of the ABL Facility or other indebtedness, the Company would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof. Any default under the ABL Facility or other indebtedness could have a significant adverse effect on the Company’s liquidity, business, operating results and financial condition and ability to make any dividend or other payments on the Company’s capital stock. See “Liquidity and Capital Resources—Asset-Based Revolving Credit Facility” below for further discussion of the terms of the ABL Facility.

In addition to cash on hand as well as cash generated from operations, the Company relies on its ABL Facility to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. Over the past four years, the Company has experienced revenue declines and incurred significant losses, including negative cash flows from operations in 2012. The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s 2012 restructuring initiatives, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business. If the Company is unable to generate sufficient cash flows to fund its business due to a further decline in sales or otherwise, and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on the ABL Facility for needed liquidity. If the ABL Facility is not available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected.

If the Company is unable to successfully manage the frequent introduction of new products that satisfy changing consumer preferences, it could significantly and adversely impact its financial performance and prospects for future growth.

The Company’s main products, like those of its competitors, generally have life cycles of two years or less, with sales occurring at a much higher rate in the first year than in the second. Factors driving these short product life cycles include the rapid introduction of competitive products and quickly changing consumer preferences. In this marketplace, a substantial portion of the Company’s annual revenues is generated each year by products that are in their first year of their product life cycle.

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

In order for the Company to significantly grow its sales of golf clubs or golf balls, the Company must either increase its share of the market for golf clubs or balls, or the market for golf clubs or balls must grow. The Company already has a significant share of worldwide sales of golf clubs and golf balls and the golf industry is very competitive. As such, gaining incremental market share quickly or at all is difficult. Therefore, opportunities for additional market share may be limited given the challenging competitive nature of the golf industry. The Company also believes that overall dollar volume of the worldwide market for golf equipment sales has declined over the past five years. In the future, the overall dollar volume of worldwide sales of golf clubs or golf balls may not grow or may continue to decline.

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

A significant disruption at any of the Company’s golf club or golf ball manufacturing facilities in the U.S. and in regions outside the U.S., or at the third-party logistics sites in the U.S. and Canada, could materially and adversely affect the Company’s sales, profitability and results of operations.

New regulations related to “conflict minerals” will require the Company to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing the Company’s products.

On August 22, 2012, the Commission adopted rules requiring disclosure related to sourcing of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rules, which are effective for calendar 2013 and require a report to be filed by May 31, 2014, require companies to, under specified circumstances, undertake due diligence, disclose and report whether or not such minerals originated from the Democratic Republic of Congo or an adjoining country. The Company’s products may contain some of the specified minerals. As a result, the Company may incur additional expenses in connection with complying with the new rules, including with respect to any due diligence that is required under the new rules. In addition, the implementation of the new rules could adversely affect the sourcing, supply and pricing of materials used in the Company’s products. There may only be a limited number of suppliers offering “conflict free” conflict minerals, and the Company cannot be certain that it will be able to obtain necessary “conflict free” conflict minerals from such suppliers in sufficient quantities or at competitive prices. Because the Company’s supply chain is complex, the Company may also not be able to sufficiently verify the origins of the relevant minerals used in the Company’s products through the due diligence procedures that the Company implements, which may harm the Company’s reputation.

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

The Company uses United Parcel Service (“UPS”) for substantially all ground shipments of products to its U.S. customers. The Company uses air carriers and ocean shipping services for most of its international shipments of products. Furthermore, many of the components the Company uses to build its golf clubs, including clubheads and shafts, are shipped to the Company via air carrier and ship services. If there is any significant interruption in service by such providers or at airports or shipping ports, the Company may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver its products or components in a timely and cost-efficient manner. As a result, the Company could experience manufacturing delays, increased manufacturing and shipping costs, and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in UPS services, air carrier services or ship services could have a material adverse effect upon the Company’s business. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, the Company’s operating results could be materially and adversely affected.

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

The Company’s golf club and golf ball business has a concentrated customer base. The loss of one or more of the Company’s top customers could have a significant effect on the Company’s golf club and golf ball sales.

On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 7% of the Company’s consolidated revenues in 2012, compared to 6% in both 2011 and 2010. On a segment basis, in 2012, the top five golf club and golf ball customers accounted for approximately 14% and 17% of the Company’s total consolidated golf club and golf ball sales, respectively. A loss of one or more of these customers could have a significant adverse effect on the Company’s golf club and golf ball sales.

International political instability and terrorist activities may decrease demand for the Company’s products and disrupt its business.

Terrorist activities and armed conflicts could have an adverse effect upon the United States or worldwide economy and could cause decreased demand for the Company’s products as consumers’ attention and interest are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, or the operation of the Company’s manufacturing facilities, the Company’s ability to obtain the materials necessary to manufacture its products and to deliver customer orders would be harmed, which would have a significant adverse effect on the Company’s results of operations, financial condition and cash flows. Such events can negatively impact tourism, which could adversely affect the Company’s sales to retailers at resorts and other vacation destinations. In addition, the occurrence of political instability and/or terrorist activities generally restricts travel to and from the affected areas, making it more difficult in general to manage the company’s international operations.

The Company’s business could be harmed by the occurrence of natural disasters or pandemic diseases.

The occurrence of a natural disaster, such as an earthquake, tsunami, fire, flood or hurricane, or the outbreak of a pandemic disease, could significantly adversely affect the Company’s business. A natural disaster or a pandemic disease could significantly adversely affect both the demand for the Company’s products as well as the supply of the components used to make the Company’s products. Demand for golf products also could be negatively affected as consumers in the affected regions restrict their recreational activities and as tourism to those areas declines. If the Company’s suppliers experienced a significant disruption in their business as a result of a natural disaster or pandemic disease, the Company’s ability to obtain the necessary components to make its products could be significantly adversely affected. In addition, the occurrence of a natural disaster or the outbreak of a pandemic disease generally restricts the travel to and from the affected areas, making it more difficult in general to manage the Company’s international operations.

The Company’s business and operating results are subject to seasonal fluctuations, which could result in fluctuations in its operating results and stock price.

The Company’s business is subject to seasonal fluctuations. The Company’s first quarter sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. The Company’s second and third quarter sales generally represent reorder business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of products by the Company’s competitors. Retailers are sometimes reluctant to reorder the Company’s products in significant quantities when they already have excess inventory of products of the Company or its competitors. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of the Company’s key markets and rounds played are up. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like those of golf clubs, reorders of golf balls depend on the rate of sell-through. The Company’s sales during the fourth quarter are generally significantly less than those of the other quarters because in many of the Company’s principal markets fewer people are playing golf during that time of year due to cold weather. Furthermore, the Company generally announces its new product line in the fourth quarter to allow retailers to plan for the new golf season. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products or result in closeout sales at reduced prices.

The seasonality of the Company’s business could be exacerbated by the adverse effects of unusual or severe weather conditions as well as by severe weather conditions caused by climate change on the Company’s business.

Due to the seasonality of the Company’s business, the Company’s business can be significantly adversely affected by unusual or severe weather conditions and by severe weather conditions caused by climate change. Unfavorable weather conditions generally result in fewer golf rounds played, which generally results in reduced demand for all golf products, and in particular, golf balls. Furthermore, catastrophic storms can negatively affect golf rounds played both during the storms and afterward, as storm damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. Consequently, sustained adverse weather conditions, especially during the warm weather months, could materially affect the Company’s sales.

Goodwill and intangible assets represent a significant portion of the Company’s total assets and any impairment of these assets could negatively impact our results of operations and shareholders’ equity.

The Company’s goodwill and intangible assets consist of goodwill from acquisitions, trade names, trademarks, service marks, trade dress, patents, and other intangible assets.

Accounting rules require the evaluation of the Company’s goodwill and intangible assets with indefinite lives for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators include a sustained decline in the Company’s stock price or market capitalization, adverse changes in economic or market conditions or prospects, and changes in the Company’s operations.

An asset is considered to be impaired when its carrying value exceeds its fair value. The Company determines the fair value of an asset based upon the discounted cash flows expected to be realized from the use and ultimate disposition of the asset. If in conducting an impairment evaluation the Company determines that the carrying value of an asset exceeded its fair value, the Company would be required to record a non-cash impairment charge for the difference between the carrying value and the fair value of the asset. If a significant amount of the Company’s goodwill and intangible assets were deemed to be impaired, the Company’s results of operations and shareholders’ equity would be significantly adversely affected.

The Company’s ability to utilize all or a portion of its U.S. deferred tax assets may be limited significantly if the Company experiences an “ownership change.”

The Company has a significant amount of U.S. federal and state deferred tax assets, which include net operating loss carryforwards and other losses. The Company’s ability to utilize the losses to offset future taxable income may be limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative increase in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. The Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.

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

The Company’s sales and business could be materially and adversely affected if professional golfers do not endorse or use the Company’s products.

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

Failure to adequately enforce the Company’s intellectual property rights could adversely affect its reputation and sales.

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

Recent changes to U.S. patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office could adversely affect the Company’s ability to protect its intellectual property.

The Leahy-Smith America Invents Act (the “Leahy-Smith Act”) includes a number of significant changes to the U.S. patent laws, such as, among other things, changing from a “first to invent” to a “first inventor to file” system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. The U.S. Patent and Trademark Office is still in the process of implementing regulations relating to these changes, and the courts have yet to address many of the new provisions of the Leahy-Smith Act. Some of these changes or potential changes may not be advantageous to the Company, and it may become more difficult to obtain adequate patent protection or to enforce the Company’s patents against third parties. While the Company cannot predict the impact of the Leahy-Smith Act at this time, these changes or potential changes could increase the costs and uncertainties surrounding the prosecution of the Company’s patent applications and adversely affect the Company’s ability to protect its intellectual property.

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

The Company relies on complex information systems for management of its manufacturing, distribution, sales and other functions. If the Company’s information systems fail to perform these functions adequately or if the Company experiences an interruption in their operation, including a breach in cyber security, its business and results of operations could suffer.

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

Any damage or significant disruption in the operation of such systems or the failure of the Company’s information systems to perform as expected could disrupt the Company’s business, which may result in decreased sales, increased overhead costs, excess inventory and product shortages and otherwise adversely affect the Company’s operations, financial performance and condition.

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

The Company and its subsidiaries conduct operations in both owned and leased properties. The Company’s principal executive offices and domestic operations are located in Carlsbad, California. The Company has five buildings that are utilized in its Carlsbad operations, which are comprised of corporate offices and the Company’s performance center, as well as manufacturing, research and development, warehousing and distribution facilities. These buildings comprise approximately 621,000 square feet of space. The Company owns two of these buildings, representing approximately 269,000 square feet of space, and leases three properties representing approximately 352,000 square feet of space. The Company is currently subleasing one of these buildings comprised of 150,000 square feet. The lease terms expire between March 2013 and November 2017.

The Company also owns a golf ball manufacturing plant, warehouse and offices that encompass approximately 869,000 square feet in Chicopee, Massachusetts. In connection with the Company’s Cost Reduction Initiatives that were announced in July 2012, the Company reached an agreement in principle to sell this facility and lease back a reduced portion of approximately 232,000 square feet to eliminate unused space. In connection with this agreement, the Company designated this building as assets available for sale in the accompanying consolidated balance sheets.

In February 2013, the Company completed the sale of this facility and entered into an agreement to lease back a reduced portion of the square footage to better align with current needs.

In addition, the Company leases a golf club manufacturing facility in Monterrey, Mexico comprised of approximately 180,000 square feet. The lease term for this facility expires in February 2018.

The Company owns and leases additional properties domestically and internationally, including properties in the United States, Australia, Canada, Japan, Korea, the United Kingdom, China, Thailand, Malaysia and India. The Company’s operations at each of these properties are used to some extent for both the golf club and golf ball businesses. The Company believes that its facilities currently are adequate to meet its requirements.

Item 3.	Legal Proceedings

The information set forth in Note 13 “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by this reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its common stock is “ELY.” As of February 28, 2013, the number of holders of record of the Company’s common stock was 6,967. The following table sets forth the range of high and low per share sales prices of the Company’s common stock and per share dividends for the periods indicated.

	Year Ended December 31,
	2012			2011
Period:	High	Low	Dividend	High	Low	Dividend
First Quarter	$7.29	$5.48	$0.01	$8.37	$6.60	$0.01
Second Quarter	$7.13	$5.17	$0.01	$7.20	$5.82	$0.01
Third Quarter	$6.45	$5.20	$0.01	$6.92	$5.10	$0.01
Fourth Quarter	$6.80	$5.37	$0.01	$6.07	$4.70	$0.01

The Company intends to continue to pay quarterly dividends subject to capital availability and quarterly determinations that cash dividends are in the best interests of its stockholders. Future dividends may be affected by, among other items, the Company’s views on potential future capital requirements, projected cash flows and needs, changes to the Company’s business model, and certain restrictions limiting dividends imposed by the ABL Facility (see Item 7—“Liquidity and Capital Resources” below).

Performance Graph

The following graph presents a comparison of the cumulative total shareholder return of the Company’s common stock since December 31, 2007 to two indices: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 600 Smallcap Index (“S&P 600”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the U.S., and is considered to be a leading indicator of U.S. equity securities. The S&P 600 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of small-cap stocks traded in the U.S. The graph assumes an initial investment of $100 at December 31, 2007 and reinvestment of all dividends in ELY stock on the dividend payable date.

	2007	2008	2009	2010	2011	2012
Callaway Golf (NYSE: ELY)	$100.00	$54.57	$44.90	$48.30	$33.32	$39.41
S&P 500	$100.00	$61.51	$75.94	$85.65	$85.65	$97.13
S&P 600 Smallcap	$100.00	$68.01	$84.18	$105.21	$105.04	$120.65

The Callaway Golf Company index is based upon the closing prices of Callaway Golf Company common stock on December 31, 2007, 2008, 2009, 2010, 2011 and 2012 of $17.43, $9.29, $7.54, $8.07, $5.53 and $6.50, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2007, the Company’s Board of Directors authorized a share repurchase program of a maximum cost to the Company of $100.0 million (the “November 2007 repurchase program”). Under this program, the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The November 2007 repurchase program supersedes all prior stock repurchase authorizations and will remain in effect until completed or otherwise terminated by the Board of Directors.

During 2012, the Company repurchased 122,276 shares of its common stock under the November 2007 repurchase program at an average cost per share of $6.40 for a total cost of $0.8 million. The Company acquired these shares to satisfy the Company’s tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2012, the Company remained authorized to repurchase up to an additional $72.8 million of its common stock under this program.

The following table summarizes the purchases by the Company under its repurchase programs during the fourth quarter of 2012 (in thousands, except per share data):

	Three Months Ended December 31, 2012
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
October 1, 2012—October 31, 2012	2	$5.46	2	$72,795
November 1, 2012—November 30, 2012	—	$—	—	$72,795
December 1, 2012—December 31, 2012	—	$—	—	$72,795

Total	2	$5.46	2	$72,795

Item 6.	Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2012 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2012 and 2011 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2012 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this report.

	Year Ended December 31,
	2012(1)(2)(3)(6)	2011(4)(5)(6)(7)(8)	2010(5)(6)(7)	2009(5)(6)	2008(5)(10)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$834,065	$886,528	$967,656	$950,799	$1,117,204
Cost of sales	585,897	575,226	602,160	607,036	630,371

Gross profit	248,168	311,302	365,496	343,763	486,833
Selling, general and administrative expenses	334,861	358,081	355,716	342,084	373,275
Research and development expenses	29,542	34,309	36,383	32,213	29,370

(Loss) income from operations	(116,235)	(81,088)	(26,603)	(30,534)	84,188
Interest income	550	546	2,886	1,807	2,312
Interest expense	(5,513)	(1,618)	(848)	(1,754)	(4,666)
Other income (expense), net	3,152	(8,101)	(10,997)	878	(449)
Change in energy derivative valuation account	—	—	—	—	19,922

(Loss) income before income taxes	(118,046)	(90,261)	(35,562)	(29,603)	101,307
Income tax provision (benefit)	4,900	81,559	(16,758)	(14,343)	35,131

Net (loss) income	(122,946)	(171,820)	(18,804)	(15,260)	66,176
Dividends on convertible preferred stock	8,447	10,500	10,500	5,688	—

Net (loss) income allocable to common shareholders	$(131,393)	$(182,320)	$(29,304)	$(20,948)	$66,176

(Loss) earnings per common share:
Basic	$(1.96)	$(2.82)	$(0.46)	$(0.33)	$1.05
Diluted	$(1.96)	$(2.82)	$(0.46)	$(0.33)	$1.04
Dividends paid per common share	$0.04	$0.04	$0.04	$0.10	$0.28

	December 31,
	2012(1)(2)(3)	2011(4)(7)(8)	2010(7)	2009(9)	2008(10)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$52,003	$43,023	$55,043	$78,314	$38,337
Working capital	$225,430	$251,545	$368,563	$360,654	$235,713
Total assets	$637,636	$727,112	$876,012	$866,963	$846,371
Long-term liabilities	$154,362	$46,514	$13,967	$14,594	$21,559
Total Callaway Golf Company shareholders’ equity	$318,990	$509,956	$684,267	$698,291	$569,188

(1)	On August 29, 2012, the Company issued $112.5 million of 3.75% Convertible Senior Notes (the “convertible notes”) due August 15, 2019, of which $63.2 million in aggregate principal amount was exchanged for 632,270 shares of the Company’s outstanding 7.50% Series B Cumulative Perpetual Convertible Preferred Stock in separate, privately negotiated exchange transactions, and $49.3 million in aggregate principal amount was issued in private placement transactions for cash (see Note 4 “Financing Arrangements” to the Notes to Consolidated Financial Statements in this Form 10-K). In connection with the convertible notes, the Company recognized $1.7 million in interest expense in 2012.

(2)	The Company’s operating statement for the year ended December 31, 2012 includes pre-tax charges of $54.1 million in connection with the Cost Reduction Initiatives that were announced in July 2012. As a result of these initiatives, the Company recorded related decreases in working capital and total assets from the impairment of certain intangible assets including goodwill, the impairment of long-lived assets and the write-off of inventory. See Note 3 “Restructuring Initiatives,” Note 8 “Goodwill and Intangible Assets,” and Note 7 “Sale of Buildings” to the Notes to Consolidated Financial Statements in this Form 10-K.
(3)	During the first quarter of 2012, in an effort to simplify the Company’s operations and increase focus on the Company’s core Callaway and Odyssey business, the Company sold certain assets related to the Top-Flite and Ben Hogan brands, including trademarks, service marks and certain other intellectual property for net cash proceeds of $26.9 million. The sale of these two brands resulted in a pre-tax net gain of $6.6 million. See Note 8 “Goodwill and Intangible Assets” to the Notes to Consolidated Financial Statements in this Form 10-K.
(4)	The Company’s provision for income taxes for the year ended December 31, 2011 includes $52.5 million of tax expense in order to establish a valuation allowance against its U.S. deferred tax assets and $21.6 million related to the recognition of certain prepaid tax expenses on intercompany profits. The reduction of deferred tax assets had a corresponding decrease in working capital and total assets, as well as an increase in long-term liabilities. See Note 12 “Income Taxes” to the Notes to Consolidated Financial Statements in this Form 10-K.
(5)	In connection with the Global Operations Strategy Initiatives that were announced in 2010, the Company’s operating statements for the years ended December 31, 2011, 2010, 2009 and 2008 include pre-tax charges of $24.7 million, $14.8 million, $6.2 million, and $12.7 million, respectively, related to these initiatives. See Note 3 “Restructuring Initiatives” to the Notes to Consolidated Financial Statements in this Form 10-K.
(6)	The Company’s operating statements for the years ended December 31, 2012 and 2011 include pre-tax charges of $1.0 million and $16.3 million, respectively, in connection with workforce reductions related to the Reorganization and Reinvestment Initiatives announced in June 2011. See Note 3 “Restructuring Initiatives” to the Notes to Consolidated Financial Statements in this Form 10-K. The operating statements for the years ended December 31, 2010 and 2009, include pre-tax charges of $4.0 million and $5.2 million, respectively, in connection with certain workforce reductions announced in 2010 and 2009.
(7)	In 2011 and 2010, the Company recognized pre-tax impairment charges of $5.4 million and $7.5 million, respectively, in connection with the write-down of certain trademarks and trade names. Additionally, in 2011, the Company recognized a pre-tax impairment charge of $1.1 million in connection with the write-off of goodwill. For further discussion, see Note 8 “Goodwill and Intangible Assets” to the Notes to Consolidated Financial Statements in this Form 10-K.
(8)	In March 2011, the Company completed the sale of three of its buildings located in Carlsbad, California. In connection with this sale, the Company recognized a pre-tax gain of $6.2 million. See Note 7 “Sale of Buildings” to the Notes to Consolidated Financial Statements in this Form 10-K.
(9)	On June 15, 2009, the Company sold 1.4 million shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (“preferred stock”). As a result, total shareholders’ equity as of December 31, 2009 includes net proceeds of $134.0 million in connection with the issuance of preferred stock. For further discussion, see Note 5 “Preferred Stock Offering” to the Notes to Consolidated Financial Statements in this Form 10-K.
(10)	In the fourth quarter of 2008, the Company reversed a $19.9 million energy derivative valuation account.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the “Important Notice to Investors Regarding Forward-Looking Statements” that appear elsewhere in this report.

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

Revenue Recognition

Sales are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” as products are shipped to customers, net of an allowance for sales returns and accruals for sales programs. The Company records a reserve for anticipated returns through a reduction of sales and cost of sales in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. In addition, from time to time, the Company offers sales programs that allow for specific returns. The Company records a reserve for anticipated returns related to these sales programs based on the terms of the sales program as well as historical returns, current economic trends, changes in customer demands and sell-through of products. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual costs of sales returns are significantly different than the recorded estimated allowance, the Company may be exposed to losses or gains that could be material. Assuming there had been a 10% increase over the recorded estimated allowance for 2012 sales returns, pre-tax loss for the year ended December 31, 2012 would have been increased by approximately $0.6 million.

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

Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. However, if the Company is not able to accurately determine when gift card redemption is remote, the Company may be exposed to losses or gains that could be material. The deferred revenue associated with outstanding gift cards decreased from $2.0 million at December 31, 2011 to $1.1 million at December 31, 2012.

Revenues from course credits in connection with the use of the Company’s uPro GPS devices are deferred when purchased and recognized on a straight-line basis over a three year period. Although the Company announced in July 2012 the transition of its integrated device business to a third-party based model, the Company will continue to maintain services related to course credits used in conjunction with the uPro GPS devices. Deferred revenue associated with unused course credits decreased to $2.5 million at December 31, 2012 from $2.9 million at December 31, 2011.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected. Assuming there had been a 10% increase over the 2012 recorded estimated allowance for doubtful accounts, pre-tax loss for the year ended December 31, 2012 would have been increased by approximately $0.7 million.

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

The calculation of the Company’s allowance for obsolete or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, the Company may need to increase its inventory allowance, which could significantly adversely affect the Company’s operating results. Assuming there had been a 10% increase over the 2012 recorded estimated allowance for obsolete or unmarketable inventory, pre-tax loss for the year ended December 31, 2012 would have been increased by approximately $2.4 million.

Long-Lived Assets, Goodwill and Non-Amortizing Intangible Assets

In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets, including property, plant and equipment and amortizing intangible assets, and investments whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable or exceeds its fair value. The Company evaluates the recoverability of its goodwill and non-amortizing intangible assets at least annually or whenever indicators that the carrying amounts of these assets may not be fully recoverable are present. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining the amount of undiscounted cash flows directly related to the potentially impaired asset, the useful life over which cash flows will occur, the timing of the impairment test, and the asset’s residual value, if any.

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

The Company uses its best judgment based on current facts and circumstances related to its business when making these estimates. However, if actual results are not consistent with the Company’s estimates and assumptions used in calculating future cash flows and asset fair values, the Company may be exposed to losses that could be material. As of December 31, 2012, the estimated fair values of the Company’s reporting units in the U.S., United Kingdom, Canada and Korea, as well as the estimated fair values of certain trade names and trademarks, exceeded their carrying values.

In September 2012, in connection with the Company’s Cost Reduction Initiatives that were announced in July 2012, the Company committed to a plan to transition its integrated device business to a third party based model. As a result, the Company performed an impairment analysis and determined that the estimated discounted cash flows from the sales of uPro GPS devices were less than the carrying values of the intangible assets and goodwill associated with the uPlay, LLC acquisition, which was completed as of December 31, 2008. This analysis resulted in the recognition of impairment charges of $5.1 million to write-off amortizing intangible assets and goodwill associated with the uPlay, LLC acquisition, in addition to charges of $4.0 million to write-off property, plant and equipment related to uPro GPS devices. See Note 8 to the Notes to Consolidated Financial Statements—“Goodwill and Intangible Assets” in this Form 10-K.

In the years ended December 31, 2012, 2011 and 2010, the Company recognized impairment charges of $4.6 million, $5.4 million and $7.5 million, respectively, in connection with the trade names, trademarks and other intangible assets related to the Top-Flite and Ben Hogan brands. The Company determined that the carrying values of these trade names, trademarks and other intangible assets exceeded the estimated discounted future cash flows that would be generated from the use of these assets. In the first quarter of 2012, in an effort to simplify the Company’s operations and increase focus on the Company’s core Callaway and Odyssey brands, the Company sold the Top-Flite and Ben Hogan brands for net cash proceeds of $26.9 million. See Note 8 to the Notes to Consolidated Financial Statements—“Goodwill and Intangible Assets” in this Form 10-K.

In 2011, the Company performed an impairment analysis on goodwill related to its reporting unit in Australia. In completing this analysis, the Company determined that the carrying value of this reporting unit including goodwill exceeded the estimated discounted future cash flows that would be generated from this unit and as a result, the Company recognized an impairment charge of $1.1 million to write-off goodwill related to this reporting unit. See Note 8 to the Notes to Consolidated Financial Statements—“Goodwill and Intangible Assets” in this Form 10-K.

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

Historically, the Company’s actual warranty claims have not been materially different from management’s original estimated warranty obligation. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the warranty obligation. However, if the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company may be exposed to losses that could be material. Assuming there had been a 10% increase over the 2012 recorded estimated allowance for warranty obligations, pre-tax loss for the year ended December 31, 2012 would have been increased by approximately $0.8 million.

Income Taxes

Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740, “Income Taxes,” and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. The Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax asset will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. In 2011, as a result of this evaluation, the Company recorded a valuation allowance against its U.S. deferred tax assets. At the end of each interim and annual reporting period, as the U.S. deferred tax assets are adjusted upwards or downwards, the associated valuation allowance and income tax expense are also adjusted. If sufficient positive evidence arises in the future, such as a sustained return to profitability in the U.S. business, the valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached. The Company has concluded that with respect to non-U.S. entities, there is sufficient positive evidence to conclude that the realization of its deferred tax assets is deemed to be likely, and no allowances have been established.

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

Information regarding income taxes is contained in Note 12 “Income Taxes” to the Notes to Consolidated Financial Statements.

Share-based Compensation

The Company accounts for share-based compensation arrangements in accordance with ASC Topic 718, “Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and non-employees based on estimated fair values. ASC Topic 718 further requires a reduction in share-based compensation expense by an estimated forfeiture rate. The forfeiture rate used by the Company is based on historical forfeiture trends. If actual forfeitures are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.

The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options and stock appreciation rights (“SARs”) at the date of grant. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the Company’s expected stock price volatility, the expected dividend yield, the expected term of an option or SAR and the risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate the expected price volatility and the expected term. The Company uses forecasted dividends to estimate the expected dividend yield. Changes in subjective input assumptions can materially affect the fair value estimates of an option or SAR. Furthermore, the estimated fair value of an option or SAR does not necessarily represent the value that will ultimately be realized by an employee. Compensation expense is recognized on a straight-line basis over the vesting period for stock options. Compensation expense for SARs is recognized on a straight-line basis over the vesting period based on award’s estimated fair value, which is remeasured at the end of each reporting period. Once vested, SARs continued to be remeasured to fair value until they are exercised.

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

Phantom stock units (“PSUs”) are a form of share-based awards that are indexed to the Company’s stock and are settled in cash. Compensation expense for PSUs is recognized on a straight-line basis over the vesting period based on the award’s estimated fair value. Fair value is remeasured at the end of each interim reporting period through the award’s settlement date and is based on the closing price of the Company’s stock.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 “Significant Accounting Policies” to the Notes to Consolidated Financial Statements, which is incorporated herein by this reference.

Results of Operations

Overview of Business and Seasonality

The Company designs, manufactures and sells high quality golf clubs and golf balls, and also sells golf accessories, such as golf bags, golf gloves, headwear and other golf-related accessories. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf related accessories, including apparel, footwear, eyewear, rangefinders and practice aids. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s golf products are designed for golfers of all skill levels, both amateur and professional.

The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway Golf woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf and Top-Flite golf balls. The Company sold the Top-Flite brand in March 2012 (see Note 8 “Goodwill and Intangible Assets” to the Notes to Consolidated Financial Statements). As discussed in Note 19 “Segment Information” to the Notes to Consolidated Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.

In most of the regions where the Company does business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s business is therefore subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third quarter sales are generally dependent on reorder business but are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key markets. However, fourth quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions. In general, however, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability generally occurs during the first half of the year.

Approximately half of the Company’s business is conducted in regions outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. During 2012, the Company’s financial results were negatively affected by the translation of sales denominated in foreign currencies into U.S. dollars.

Executive Summary

The Company experienced a 6% decline in net sales and a 500 basis point decline in gross margins for the year ended December 31, 2012 compared to the prior year. This decline in sales and gross margins resulted from the wind down of certain non-core businesses the Company exited in 2012 as well as increased sales promotions in response to the challenging marketplace combined with other actions the Company took to prepare the business for a turnaround in 2013. This decline in the Company’s net sales and gross margins was partially offset by a $28.0 million (7%) decline in operating expenses in 2012 compared to 2011 primarily due to a reduction in employee costs as a result of the Company’s Cost Reduction Initiatives announced in July 2012. Although management is not satisfied with the Company’s 2012 financial results on an absolute basis, the results reflect many actions that should be beneficial in the long-term.

Net loss for the year ended December 31, 2012 decreased to $122.9 million compared to $171.8 million in the comparable period of 2011. Diluted loss per share decreased to $1.96 in 2012 compared to $2.82 in 2011. The Company’s net loss for the years ended December 31, 2012 and 2011 include the following charges (in millions):

	2012	2011
Pre-tax charges related to the Cost Reduction Initiatives	$(32.2)	$—
Pre-tax impairment charges	(21.9)	(6.5)
Pre-tax charges related to the Reorganization and Reinvestment Initiatives	(1.0)	(16.3)
Pre-tax gain on the sale of Top-Flite and Ben Hogan brands	6.6	—
Pre-tax charges related to the Global Operations Strategy Initiatives	—	(24.7)
Pre-tax gain on the sale of buildings	—	6.2
Income tax provision(1)	(4.9)	(81.6)

Total charges	$(53.4)	$(122.9)

(1)	The Company’s income tax provision for 2012 and 2011 is affected by a valuation allowance against the Company’s U.S. deferred tax assets and is therefore not directly correlated to the amount of its pretax loss. See Note 12 “Income Taxes” to the Notes to Consolidated Financial Statements included in this Form 10-K.

The Company continues to make progress on its Cost Reduction Initiatives, which are aimed to better align the Company’s cost structure with its current business levels and change the manner in which the Company approaches and operates its business. The actions include (i) a reduction in workforce that impacts all regions and levels of the organization, (ii) greater focus on the Company’s core product lines, including licensing to third parties the rights to develop, manufacture and distribute certain non-core product lines (e.g. apparel and footwear) as well as transitioning to a third party based model for its integrated device business, and (iii) the reorganization of the Company’s golf ball manufacturing supply chain, which includes the sale and lease-back of a reduced portion of the square footage of the Company’s ball manufacturing facility in Chicopee, Massachusetts. The Company expects to incur total pre-tax charges of approximately $60.0 million in connection with these initiatives, of which approximately two-thirds is expected to result in non-cash expenditures. To date, the Company has incurred total charges related to its Cost Reduction Initiatives of $54.2 million, of which $14.3 million was recorded during the fourth quarter of 2012. These initiatives are estimated to yield approximately $60.0 million in gross annualized savings.

The Company continues to make solid progress on its turnaround plan. In addition to the Cost Reduction Initiatives discussed above, and the actions taken earlier in 2012, including the sale of the Top-Flite and Ben Hogan brands, changes in senior management, and changes in the Company’s approach to product design and the sales and marketing functions, the Company also replaced a majority of its outstanding preferred stock with much less expensive 3.75% convertible notes. These key initiatives are all consistent with management’s efforts to simplify the business, focus the team on the Company’s core business of golf clubs and golf balls, and reduce its cost structure. Management believes that these initiatives will result in improved financial results in 2013.

Years Ended December 31, 2012 and 2011

Net sales for the year ended December 31, 2012 decreased $52.4 million (6%) to $834.1 million compared to $886.5 million for the year ended December 31, 2011. This decrease was due to a decline in sales in both the golf clubs and golf balls segments. The decline in sales in the golf clubs operating segment was primarily due to a decline in sales of irons and woods. The decline in sales in the golf balls operating segment was primarily due to the Company’s sale of its Top-Flite brand earlier this year. These decreases were partially offset by an increase in putter sales due to the current year launch of the Company’s new Metal X putter platform as well as an increase in sales of the Company’s accessories and other products due to increased sales of packaged sets, apparel and GPS devices. The Company’s net sales by operating segment are presented below (dollars in millions):

	Years Ended December 31,		Decline
	2012	2011	Dollars	Percent
Net sales:
Golf clubs	$694.5	$726.1	$(31.6)	(4)%
Golf balls	139.6	160.4	(20.8)	(13)%

	$834.1	$886.5	$(52.4)	(6)%

For further discussion of each operating segment’s results, see “Golf Clubs Segment” and “Golf Balls Segment” results below.

Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/ (Decline)
	2012	2011	Dollars	Percent
Net sales:
United States	$392.1	$419.4	$(27.3)	(7)%
Europe	120.2	133.6	(13.4)	(10)%
Japan	157.3	149.8	7.5	5%
Rest of Asia	75.0	82.7	(7.7)	(9)%
Other foreign countries	89.5	101.0	(11.5)	(11)%

	$834.1	$886.5	$(52.4)	(6)%

Net sales in the United States decreased $27.3 million (7%) to $392.1 million during 2012 compared to $419.4 million in 2011. The Company’s sales in regions outside of the United States decreased $25.1 million to $442.0 million in 2012 compared to $467.1 million in 2011 due largely to a decline in sales in Europe and the Company’s Rest of Asia region. This decline was partially offset by an increase in sales in Japan. In 2011, sales in Japan were negatively affected by the March 2011 earthquake and tsunami. Additionally, the Company’s reported net sales in regions outside the United States in 2012 were unfavorably affected by the translation of foreign currency sales into U.S. dollars based upon 2012 exchange rates. If 2011 exchange rates were applied to 2012 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $4.9 million higher than reported during the year ended December 31, 2012.

Gross profit decreased $63.1 million to $248.2 million in 2012 from $311.3 million in 2011. Gross margin as a percent of net sales decreased to 30% in 2012 compared to 35% in 2011. The decrease in gross margin was primarily attributable to charges that were recognized in connection with the Company’s Cost Reduction Initiatives that were announced in July 2012. These initiatives were designed to streamline and simplify the Company’s organizational structure as well as change the manner in which the Company approaches and operates its business. In 2012, the Company’s gross margin was negatively affected by charges of $36.2 million (4.3 margin points) that include (i) the write-off of inventory, property, plant and equipment, and intangible assets in connection with the Company’s decision to transition its integrated device business to a third party based model; (ii) the write-down of the Company’s ball manufacturing facility in Chicopee, Massachusetts to its estimated net selling price as a result of the sale and lease-back of a reduced portion of the square footage of this facility to better align with current needs; (iii) charges to write-down inventory related to the Company’s decision to license to third parties the rights to develop, manufacture and distribute the Company’s apparel and footwear product lines; (iv) charges related to reductions in workforce that impacted all regions and levels of the Company’s business; and (v) charges related to the impairment of certain golf ball patents. In addition, gross margin was negatively affected by increased promotional activity during 2012 primarily on in-line drivers, fairway woods and irons products, as well as an increase in club component costs due to a combination of more expensive premium materials and technology incorporated into the 2012 new product line. These decreases were partially offset by the Company’s completion of its GOS initiatives in December 2011, which resulted in lower club conversion costs. In 2011, gross margin was negatively affected by $20.6 million of costs (or 2.3 margin points) in connection with the GOS initiatives. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses increased by $2.8 million to $268.1 million (32% of net sales) for the year ended December 31, 2012 compared to $265.3 million (30% of net sales) in the comparable period of 2011. The dollar increase was primarily due to increases of $13.0 million in advertising and promotional activities, which is consistent with the Company’s Reorganization and Reinvestment Initiatives announced in June 2011, in addition to a $4.6 million increase in restructuring charges associated with the Company’s Cost Reduction Initiatives announced in July 2012. These increases were partially offset by a decrease of $10.3 million in employee costs primarily as a result of a reduction in headcount period over period, as well as a decrease of $1.7 million in travel expenses.

General and administrative expenses decreased by $26.0 million to $66.8 million (8% of net sales) for the year ended December 31, 2012 compared to $92.8 million (10% of net sales) in the comparable period of 2011. The dollar decrease was primarily due to (i) a $11.3 million decrease in employee costs primarily as a result of reductions in severance charges and headcount period over period, (ii) the recognition of a $6.6 million net gain from the sale of the Company’s Top-Flite and Ben Hogan brands during the first quarter of 2012, (iii) $6.5 million in impairment charges recognized in 2011, primarily in connection with certain intangible assets related to the acquisition of Top-Flite in 2003, (iv) $3.8 million in building expenses incurred in 2011 associated with the Company’s Reorganization and Reinvestment Initiatives, and (v) a $3.2 million decrease in legal expenses. These decreases were partially offset by a $6.2 million net gain recognized in March 2011 in connection with the sale of three of the Company’s buildings.

Research and development expenses decreased by $4.8 million to $29.5 million (4% of net sales) for the year ended December 31, 2012 compared to $34.3 million (4% of net sales) in the comparable period of 2011. This decrease was primarily due to a $3.4 million decrease in employee costs primarily as a result of a reduction in headcount period over period, partially offset by charges incurred in connection with the Company’s Cost Reduction Initiatives announced in July 2012.

Interest expense increased by $3.9 million to $5.5 million for the year ended December 31, 2012 compared to $1.6 million in the comparable period of 2011. This increase was primarily due to interest and debt discount amortization expense incurred in connection with the convertible notes issued in August 2012, in addition to an increase in interest expense related to the ABL Facility.

Other income (expense), net improved by $11.3 million to income of $3.2 million for the year ended December 31, 2012 compared to expense of $8.1 million in the comparable period of 2011. This increase in income was primarily attributable to an increase in net foreign currency gains.

The Company’s provision for income taxes decreased to $4.9 million for the year ended December 31, 2012, compared to $81.6 million in the comparable period of 2011. In 2011, the Company recorded tax expense of $52.5 million in order to establish a valuation allowance against its U.S. deferred tax assets, which also resulted in the recognition of certain prepaid tax expenses of $21.6 million related to intercompany profits. Due to the effects of its deferred tax asset valuation allowance, the Company’s effective tax rate for the year ended December 31, 2012 is not comparable to the effective tax rate for the year ended December 31, 2011, as the Company’s provision for income taxes is not directly correlated to the amount of its pretax losses.

Net loss for the year ended December 31, 2012 decreased to $122.9 million compared to $171.8 million in the comparable period of 2011. Diluted loss per share decreased to $1.96 in 2012 compared to $2.82 in 2011. The Company’s net loss for the years ended December 31, 2012 and 2011 include the following charges (in millions):

	2012	2011
Pre-tax charges related to the Cost Reduction Initiatives	$(32.2)	$—
Pre-tax impairment charges	(21.9)	(6.5)
Pre-tax charges related to the Reorganization and Reinvestment Initiatives	(1.0)	(16.3)
Pre-tax gain on the sale of Top-Flite and Ben Hogan brands	6.6	—
Pre-tax GOS charges	—	(24.7)
Pre-tax gain on the sale of buildings	—	6.2
Income tax provision(1)	(4.9)	(81.6)

Total charges	$(53.4)	$(122.9)

(1)	The Company’s income tax provision for 2012 and 2011 is affected by a valuation allowance against the Company’s U.S. deferred tax assets and is therefore not directly correlated to the amount of its pretax loss. See Note 12 “Income Taxes” to the Notes to Consolidated Financial Statements included in this Form 10-K.

Golf Clubs Segment

Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2012	2011(1)	Dollars	Percent
Net sales:
Woods	$200.6	$211.2	$(10.6)	(5)%
Irons	170.8	206.8	(36.0)	(17)%
Putters	93.3	88.1	5.2	6%
Accessories and other	229.8	220.0	9.8	4%

	$694.5	$726.1	$(31.6)	(4)%

(1)	Certain prior period amounts have been reclassified to conform to the current year presentation.

The $10.6 million (5%) decrease in net sales of woods to $200.6 million for the year ended December 31, 2012 was primarily due to a decrease in average selling prices combined with a slight decline in sales volume. The decrease in average selling prices resulted primarily from increased promotional activity during 2012 of certain in-line drivers compared to predecessor products during 2011. In addition, net sales were negatively impacted by the later planned launch timing of the Company’s premium Legacy drivers which were launched during the third quarter of 2012 compared to the first quarter in 2011. This decline in average selling prices was partially offset by a favorable shift in sales mix resulting from fewer sales of lower priced hybrids in 2012. The slight decrease in sales volume was primarily due to a decline in hybrid club sales.

The $36.0 million (17%) decrease in net sales of irons to $170.8 million for the year ended December 31, 2012 was primarily attributable to declines in average selling prices and sales volume. The decline in average selling prices was primarily due to an unfavorable shift in product mix from sales of higher priced RAZR X models in the prior year to sales of more moderately priced irons products during 2012. The Company’s average selling prices were also negatively impacted by increased promotional activity during 2012 compared to the prior year. The decline in sales volume was primarily due to declines in market share resulting from less favorable consumer acceptance of the irons models launched in the current year compared to the strong performance of RAZR X launched in 2011.

The $5.2 million (6%) increase in net sales of putters to $93.3 million for the year ended December 31, 2012 was primarily due to an increase in sales volume partially offset by a decline in average selling prices. The increase in sales volume was due to the current year launch of the Metal X platform of putters. The decline in average selling prices was largely attributable to increased closeout activity in preparation for the Metal X platform launch.

The $9.8 million (4%) increase in net sales of accessories and other products to $229.8 million for the year ended December 31, 2012 was primarily driven by an increase in sales of: (i) packaged sets due to the launch of the new Callaway Jr. sets and Top-Flite packaged sets; (ii) apparel primarily due to the sale of golf apparel in Europe and South Pacific beginning in the third quarter of 2011; (iii) GPS devices due to the 2012 launch of the Company’s new MX+ GPS device; and (iv) an increase in sales of golf bags. These increases were partially offset by a decline in sales of footwear and headwear in 2012 compared to the prior year.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2012	2011	Dollars	Percent
Net sales:
Golf balls	$139.6	$160.4	$(20.8)	(13)%

The $20.8 million (13%) decrease in net sales of golf balls to $139.6 million for the year ended December 31, 2012 was primarily due to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to a decline in sales of Top-Flite balls primarily resulting from the sale of the Top-Flite brand in March 2012. In recent years, sales of Top-Flite and Ben Hogan branded golf balls have represented approximately 25% of the Company’s total golf ball annual sales. The increase in average selling prices was due to a favorable shift in sales mix from lower priced Top-Flite balls to higher priced Callaway golf balls combined with the successful current year launch of the HX Chrome and HX Black Tour balls.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/ (Decline)
	2012	2011	Dollars	Percent
Loss before income taxes:
Golf clubs(1)	$(59.8)	$(3.9)	$(55.9)	(1433)%
Golf balls(1)	(15.0)	(12.7)	(2.3)	(18)%
Reconciling items(2)	(43.2)	(73.7)	30.5	41%

	$(118.0)	$(90.3)	$(27.7)	(31)%

(1)	Included in the Company’s golf clubs and golf balls segments are the following pre-tax charges:

•	$30.4 million and $16.6 million, respectively, for the year ended December 31, 2012, in connection with the Company’s Cost Reduction Initiatives announced in July 2012;

•	$0.8 million and $0.2 million, respectively, for the year ended December 31, 2012 in connection with the Company’s Reorganization and Reinvestment Initiatives that were announced in June 2011;

•

$15.6 million and $5.0 million, respectively, for the year ended December 31, 2011, in connection with the final phase of the Company’s GOS initiatives. The Company completed the final phase of the GOS initiatives in December 2011; and

•	$5.6 million and $1.3 million, respectively, for the year ended December 31, 2011 in connection with the Company’s Reorganization and Reinvestment Initiatives.

See Note 3 “Restructuring Initiatives” to the Notes to Consolidated Financial Statements for details regarding the initiatives referenced herein.

(2)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the year ended December 31, 2012, the reconciling items include:

•	Pre-tax charges of $7.1 million in connection with the Cost Reduction Initiatives (see Note 3 “Restructuring Initiatives” in the Notes to Consolidated Financial Statements);

•	A pre-tax gain of $6.6 million in connection with the sale of the Top-Flite and Ben Hogan brands (see Note 8 “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements); and

•	Net gains of $3.2 million related to foreign currency hedging contracts offset by foreign currency transaction losses.

For the year ended December 31, 2011, the reconciling items include:

•	Pre-tax charges of $4.1 million in connection with the Company’s GOS initiatives (see Note 3 “Restructuring Initiatives” in the Notes to Consolidated Financial Statements);

•	Pre-tax charges of $9.4 million in connection with the Company’s Reorganization and Reinvestment Initiatives (see Note 3 “Restructuring Initiatives” in the Notes to Consolidated Financial Statements);

•

Pre-tax impairment charges of $6.5 million, primarily in connection with certain intangible assets related to the acquisition of Top-Flite in 2003 (see Note 8 “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements);

•	A pre-tax gain of $6.2 million in connection with the sale of certain buildings (see Note 7 “Sale of Buildings” in the Notes to Consolidated Financial Statements); and

•	Net losses of $8.2 million related to foreign currency hedging contracts offset by foreign currency transaction gains.

Pre-tax loss in the Company’s golf clubs operating segment increased to $59.8 million for 2012 from $3.9 million for 2011. This increase was primarily attributable to a $58.9 million decrease in gross margin combined with a decrease in net sales as discussed above, offset by a decrease in operating expenses. The decrease in gross margin was primarily driven by $30.4 million of charges incurred in connection with the Company’s Cost Reduction Initiatives announced in July 2012 compared to $21.2 million of charges incurred in 2011 related to the Company’s Reorganization and Reinvestment and GOS Initiatives. In addition, club margins were negatively affected by sales promotions, closeout activity and increased club component costs as compared to the same period in 2011.

Pre-tax loss in the Company’s golf balls operating segment increased to $15.0 million for 2012 from $12.7 million for 2011. This increase in pre-tax loss was primarily attributable to a decrease in net sales primarily due to the sale of the Top-Flite and Ben Hogan Brands, as discussed above combined with a $4.3 million decrease in gross margin, offset by a decrease in operating expenses. The decrease in gross margin was primarily driven by $16.6 million of charges incurred in connection with the Company’s Cost Reduction Initiatives announced in July 2012, compared to $6.3 million of charges incurred in 2011 related to the Company’s Reorganization and Reinvestment and GOS Initiatives. This decrease was partially offset by an increase in average selling prices due to the current year launch of the premium Hex Black Tour golf ball, with no comparable launch in the prior year.

Years Ended December 31, 2011 and 2010

Net sales for the year ended December 31, 2011 decreased $81.2 million (8%) to $886.5 million compared to $967.7 million for the year ended December 31, 2010. This decrease was due to a decline in sales in the golf clubs and golf balls segments, as noted below (dollars in millions):

	Years Ended December 31,		Decline
	2011	2010	Dollars	Percent
Net sales:
Golf clubs	$726.1	$791.1	$(65.0)	(8)%
Golf balls	160.4	176.6	(16.2)	(9)%

	$886.5	$967.7	$(81.2)	(8)%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth (Decline)
	2011	2010	Dollars	Percent
Net sales:
United States	$419.4	$468.2	$(48.8)	(10)%
Europe	133.6	130.1	3.5	3%
Japan	149.8	164.8	(15.0)	(9)%
Rest of Asia	82.7	89.5	(6.8)	(8)%
Other foreign countries	101.0	115.1	(14.1)	(12)%

	$886.5	$967.7	$(81.2)	(8)%

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

Gross profit decreased $54.2 million to $311.3 million in 2011 from $365.5 million in 2010. Gross margin decreased to 35% in 2011 compared to 38% in 2010. The decrease in gross margin was primarily attributable to (i) a decrease in production volumes which resulted in unfavorable absorption of fixed costs, (ii) the recognition of certain costs in connection with the final phase of the Company’s GOS Initiatives, and (iii) a decline in sales in Japan which generally have the highest gross margins of the Company’s sales. These decreases were partially offset by (i) cost reductions on golf club components costs as well as reductions on club conversion costs primarily related to the Company’s GOS Initiatives, (ii) a reduction of closeout activity across most product categories, and (iii) favorable changes in foreign currency in 2011. See “Segment Profitability” below for further discussion of gross margins.

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

Net loss for the year ended December 31, 2011 increased to $171.8 million compared to $18.8 million in the comparable period of 2010. Diluted loss per share increased to $2.82 in 2011 compared to $0.46 in 2010. The Company’s net loss for the years ended December 31, 2011 and 2010 include the following charges (in millions):

	2011	2010
Pre-tax Global Operation Strategy charges	$(24.7)	$(14.8)
Pre-tax impairment charges	(6.5)	(7.5)
Pre-tax charges related to the Reorganization and Reinvestment Initiatives	(16.3)	—
Pre-tax gain on sale of buildings	6.2	—
Income tax (provision) benefit(1)	(81.6)	16.8

Total charges	$(122.9)	$(5.5)

(1)	The Company’s income tax provision for 2011 includes charges of $52.5 million related to the establishment of a valuation allowance against its U.S deferred tax assets, and $21.6 million related to the recognition of certain prepaid tax expenses on intercompany profits. See Note 12 “Income Taxes” to the Notes to Consolidated Financial Statements included in this Form 10-K.

Golf Clubs and Golf Balls Segments Results for the Years Ended December 31, 2011 and 2010

Golf Clubs Segment

Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2011(1)	2010	Dollars	Percent
Net sales:
Woods	$211.2	$225.2	$(14.0)	(6)%
Irons	206.8	223.9	(17.1)	(8)%
Putters	88.1	106.3	(18.2)	(17)%
Accessories and other	220.0	235.7	(15.7)	(7)%

	$726.1	$791.1	$(65.0)	(8)%

(1)	Certain prior period amounts have been reclassified to conform to the current year presentation.

The $14.0 million (6%) decrease in net sales of woods to $211.2 million for the year ended December 31, 2011 was primarily due to a decrease in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to the earlier launch timing of the 2011 Diablo Octane drivers and fairway woods, which were launched early in the fourth quarter of 2010 compared to the prior year launch of Diablo Edge drivers and fairway woods during the first quarter of 2010. Additionally sales volumes were negatively impacted by the natural disasters in Japan, Australia and South East Asia during 2011. The increase in average selling prices was primarily due to a favorable shift in product mix from sales of moderately priced drivers and fairway woods in 2010 to sales of more premium drivers in 2011 combined with less closeout activity during the year ended December 31, 2011 compared to the prior year.

The $17.1 million (8%) decrease in net sales of irons to $206.8 million for the year ended December 31, 2011 was primarily attributable to a decline in sales volume partially offset by an increase in average selling prices. The decline in sales volume was primarily due to fewer new irons models launched in 2011 compared to the prior year. Additionally, sales volumes were negatively impacted by the natural disasters in Japan, Australia and South East Asia during 2011 as well as a push in 2010 to sell irons and wedges which became nonconforming in 2011. The increase in average selling prices primarily resulted from the current year launch of the more premium Razr X irons compared to the prior year launch of the more moderately priced Big Bertha Diablo irons and the value-priced X-24 Hot and X-20 NG irons.

The $18.2 million (17%) decrease in net sales of putters to $88.1 million for the year ended December 31, 2011 was primarily attributable to a decline in sales volume partially offset by an increase in average selling prices. The decrease in sales volume resulted primarily from fewer new putter models offered during 2011 compared to the prior year as well as a general downturn in the putters category. The increase in average selling prices was attributable to a decrease in closeout activity during 2011 compared to 2010.

The $15.7 million (7%) decrease in net sales of accessories and other products to $220.0 million for the year ended December 31, 2011 was primarily attributable to a decline in sales of the Company’s GPS devices as well as a decline in sales of packaged sets, gloves, headwear and accessories. These decreases were partially offset by an increase in sales of the Company’s footwear and apparel primarily due to increased closeout activity with certain retailers in 2011.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2011	2010	Dollars	Percent
Net sales:
Golf balls	$160.4	$176.6	$(16.2)	(9)%

The $16.2 million (9%) decrease in net sales of golf balls to $160.4 million for the year ended December 31, 2011 was primarily due to a decrease in sales volume combined with a slight decline in average selling prices. The decrease in sales volume was driven by a decline in sales of Top-Flite range balls combined with a decline in sales of certain Callaway brand premium golf ball models due to there being no new premium golf ball launch in 2011 and lower investments in golf ball marketing and advertising in 2011. The slight decrease in average selling prices was generated by an unfavorable shift in product mix from sales of higher priced Callaway Tour balls to sales of more moderately priced golf balls.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/ (Decline)
	2011	2010	Dollars	Percent
Loss before income taxes:
Golf clubs(1)(2)	$(3.9)	$39.2	$(43.1)	(110)%
Golf balls(1)(2)	(12.7)	2.6	(15.3)	(588)%
Reconciling items(3)	(73.7)	(77.4)	3.7	5%

	$(90.3)	$(35.6)	$(54.7)	(154)%

(1)	In 2011, the Company incurred total pre-tax charges of $24.7 million in connection with the Global Operations Strategy initiatives that were announced in 2010. Of these total charges, $15.6 million and $5.0 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively, and $4.1 million were recognized in corporate general and administrative expenses. In 2010, the Company incurred total pre-tax charges of $14.8 million in connection with these initiatives, of which $12.1 million and $0.8 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively, and $1.9 million were recognized in corporate general and administrative expenses. See Note 3 “Restructuring Initiatives” in the Notes to Consolidated Financial Statements included in this Form 10-K.
(2)	In 2011, the Company recognized pre-tax charges of $16.3 million in connection with the Reorganization and Reinvestment Initiatives, of which $5.6 million and $1.3 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively, and $9.4 million were recognized in corporate general and administrative expenses. See Note 3 “Restructuring Initiatives” in the Notes to Consolidated Financial Statements included in this Form 10-K. In 2010, the Company incurred pre-tax charges of $4.0 million related to the workforce reductions announced in the fourth quarter in 2010, of which $1.3 million and $0.2 million were absorbed by the Company’s golf clubs and golf balls operating segments, respectively, and $2.5 million were recognized in corporate general and administrative expenses.
(3)

Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. In addition to the amounts identified in notes 2 and 3 above, for 2011 and 2010, these reconciling items also include the following: (i) pre-tax impairment charges of $6.5 million and $7.5 million, respectively, primarily related to certain trademarks and trade names (see Note 8 “Goodwill and Intangible Assets” to the Notes to Consolidated Financial Statements in this Form 10-K), (ii) net losses of $8.2 million and $11.7 million, respectively, related to net realized and unrealized foreign currency hedging losses, offset by net foreign currency transaction gains included in other income (expense), and (iii) a pre-tax gain of $6.2 million recognized in 2011 in connection with the sale of certain buildings (see Note 7 “Sale of Buildings” to the Notes to Consolidated Financial Statements in this Form 10-K). For further information on segment reporting see Note 19 “Segment Information” to the Notes to Consolidated Financial Statements in this Form 10-K.

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

Financial Condition

The Company’s cash and cash equivalents increased $9.0 million to $52.0 million at December 31, 2012, from $43.0 million at December 31, 2011. The increase in cash was primarily due to the issuance of the convertible notes for net cash proceeds of $46.8 million. In addition, the Company completed the exchange of 982,361 shares of the Company’s outstanding 7.5% Series B Cumulative Perpetual Convertible Preferred Stock for $63.2 million of convertible notes and 5,866,821 shares of the Company’s common stock. As a result of these transactions, the Company recorded $107.1 million of convertible notes (net of discounts) as of December 31, 2012. The Company used a portion of the proceeds from the issuance of the convertible notes to pay down the outstanding balance on the ABL Facility. Additionally, during 2012, the Company used its cash and cash equivalents and net proceeds of $26.9 million from the sale of the Top-Flite and Ben Hogan brands to fund $28.8 million of cash used in operating activities in addition to $18.4 million in capital expenditures. Management expects to fund the Company’s future operations from cash on hand, cash provided by its operating activities combined with borrowings from the ABL Facility, as deemed necessary (see further information on the ABL Facility in Liquidity and Capital Resources below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of December 31, 2012, the Company’s net accounts receivable decreased $24.6 million to $91.1 million from $115.7 million as of December 31, 2011. This decrease was primarily attributable to a decrease in net sales during 2012 compared to the prior year, partially offset by an improvement in past due receivables.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s net inventory decreased $21.4 million to $211.7 million as of December 31, 2012 compared to $233.1 million as of December 31, 2011. This decrease was primarily due to a decline in apparel and footwear inventory levels resulting from the Company’s transition in 2012 to a third-party based model in U.S. and Canada for the rights to develop, manufacture and distribute the Company’s apparel and footwear product lines. In addition, the decrease in inventory was due to lower inventory levels as a result of fewer irons models offered in 2013 compared to 2012 as well as a decrease in golf ball inventory due to the sale of the Top-Flite brand in 2012. Net inventories as a percentage of the trailing twelve months net sales decreased to 25.4% as of December 31, 2012 compared to 26.3% as of December 31, 2011.

Liquidity and Capital Resources

Asset-Based Revolving Credit Facility

The Company has an ABL Facility with Bank of America N.A. which provides a senior secured asset-based revolving credit facility of up to $230.0 million, comprised of a $158.3 million U.S. facility (of which $20.0 million is available for letters of credit), a $31.7 million Canadian facility (of which $5.0 million is available for letters of credit) and a $40.0 million United Kingdom facility (of which $2.0 million is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $3.3 million at December 31, 2012. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.

As of December 31, 2012, the Company had no borrowings outstanding under the ABL Facility and had $52.0 million of cash and cash equivalents. The maximum amount of Indebtedness (as defined by the ABL Facility) that could have been outstanding on December 31, 2012, after outstanding borrowings, letters of credit and certain reserves and the $25.0 million fixed charge coverage ratio covenant (defined below) was approximately $40.5 million resulting in total available liquidity of $92.5 million. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are high and then decreases during the second half of the year when the Company’s accounts receivable balance is lower due to an increase in cash collections. The average outstanding borrowings during 2012 were $50.3 million and average liquidity, defined as cash on hand combined with amounts available under the ABL Facility after outstanding borrowings, was $105.9 million. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of December 31, 2012 the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company will be subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25.0 million. The Company would not have met the fixed charge coverage ratio as of December 31, 2012, however, the Company’s borrowing base availability was above $25.0 million during 2012, and as such the Company was not subject to compliance with the fixed charge coverage ratio.

The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing-twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). The Company’s “availability ratio” is the ratio, expressed as a percentage, of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins may be permanently reduced by 0.25% if EBITDA meets or exceeds $25.0 million over any trailing twelve-month period, and may be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50.0 million over any trailing twelve-month period. At December 31, 2012, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.50%.

In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.

The origination fees incurred in connection with the ABL Facility totaled $4.3 million, which will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of December 31, 2012 and 2011 were $3.2 million and $2.9 million, respectively, of which $0.9 million and $0.6 million, respectively, were included in other current assets and $2.3 million and $2.3 million, respectively, in other long-term assets in the accompanying consolidated balance sheets.

Convertible Senior Notes

On August 29, 2012, the Company issued $112.5 million of convertible notes due August 15, 2019, of which $63.2 million in aggregate principal amount was exchanged for 632,270 shares of the Company’s outstanding preferred stock in separate, privately negotiated exchange transactions, and $49.3 million in aggregate principal amount was issued in private placement transactions for cash.

The convertible notes were priced at 95.02% of the principal amount with an effective yield to maturity of 4.59% and pay interest of 3.75% per year on the principal amount, payable semiannually in arrears in cash on February 15 and August 15 of each year. The first payment was made on February 15, 2013. Net cash proceeds from the private placement transactions for cash were $46.8 million. The Company incurred transactional fees of $3.5 million which were capitalized and will be amortized over the term of the convertible notes. Unamortized transaction fees as of December 31, 2012 were $3.4 million, of which $0.5 million was included in other current assets and $2.9 million in other long-term assets in the accompanying consolidated financial statements.

The net carrying amount of the convertible notes as of December 31, 2012 was $107.1 million. The unamortized discount of $5.4 million will be amortized over the remaining term of 6.62 years. Total interest and amortization expense recognized during 2012 was $1.7 million.

The convertible notes are convertible, at the option of the note holder, at any time on or prior to the close of business on the business day immediately preceding August 15, 2019, into shares of common stock at an initial conversion rate of 133.3333 shares per $1,000 principal amount of convertible notes, which is equal to a conversion price of approximately $7.50 per share, subject to customary anti-dilution adjustments. Upon the occurrence of certain change of control events of the Company, the Company will pay a premium on the convertible notes converted in connection with such change of control events by increasing the conversion rate on such convertible notes.

Under certain circumstances, the Company has the right to terminate the right of note holders to convert their convertible notes. If the Company exercises such termination right prior to August 15, 2015, each note holder who converts its convertible notes after receiving notice of such exercise will receive a make-whole payment in cash or common stock, as the Company may elect, with respect to the convertible notes converted.

Upon the occurrence of a change of control of the Company or a termination of trading of the common stock of the Company, note holders will have the option to require the Company to repurchase for cash all or any portion of such note holder’s convertible notes at a price equal to 100% of the principal amount of the repurchased convertible notes, plus accrued and unpaid interest thereon to the repurchase date.

The convertible notes are not redeemable by the Company prior to August 15, 2015. On or after August 15, 2015, the convertible notes are redeemable in whole or in part at the option of the Company at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest thereon to the redemption date.

The convertible notes contain certain covenants including payment of principal, certain repurchase obligations and interest, obligations of the Company to convert the convertible notes, and other customary terms as defined in the indenture relating to the convertible notes. The Company was in compliance with these covenants as of December 31, 2012.

Share Repurchases

In November 2007, the Company’s Board of Directors authorized a share repurchase program of a maximum cost to the Company of $100.0 million (the “November 2007 repurchase program”). Under this program, the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The November 2007 repurchase program supersedes all prior stock repurchase authorizations and will remain in effect until completed or otherwise terminated by the Board of Directors

During 2012, the Company repurchased approximately 122,000 shares of its common stock under the November 2007 repurchase program at an average cost per share of $6.40 for a total cost of $0.8 million. The Company acquired these shares to satisfy the Company’s tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2012, the Company remained authorized to repurchase up to an additional $72.8 million of its common stock under this program.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of December 31, 2012 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Convertible notes(1)	$112.5	$—	$—	$—	$112.5
Interest on convertible notes(1)	27.9	4.2	8.4	8.5	6.8
Unconditional purchase obligations(2)	79.2	50.1	27.8	1.3	—
Operating leases(3)	34.0	12.9	16.4	4.4	0.3
Uncertain tax contingencies(4)	7.1	0.1	0.4	3.3	3.3

Total	$260.7	$67.3	$53.0	$17.5	$122.9

(1)	In August 2012, the Company issued $112.5 million of convertible notes due August 15, 2019. Interest of 3.75% per year on the principal amount is payable semiannually in arrears on February 15 and August 15 of each year, beginning February 15, 2013.

(2)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(3)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
(4)	Amount represents total uncertain income tax positions. For further discussion see Note 12 “Income Taxes” to the Consolidated Financial Statements in this Form 10-K.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2012 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 13 “Commitments and Contingencies” to the Notes to Consolidated Financial Statements in this Form 10-K.

Liquidity

The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and the ABL Facility. Over the past four years, the Company has experienced revenue declines and incurred significant losses, including negative cash flows from operations in 2012. As discussed above, during 2012, the Company implemented significant changes to its business, including among other things, steps designed to increase product sales as well as initiatives designed to reduce the Company’s manufacturing costs and operating expenses. The Company believes these initiatives will increase the Company’s cash flows from operations in 2013. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2013, and current and projected availability under the ABL Facility, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, contractual obligations and commercial commitments for at least the next 12 months.

The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s 2012 change initiatives (as discussed above in the Executive Summary), demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Item 1A). While management believes the 2012 Cost Reduction Initiatives will be effective, no assurance can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to fund its business due to a further decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on the ABL Facility for needed liquidity. If the ABL Facility is not then available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected.

As of December 31, 2012, a significant portion of the Company’s total cash is held in regions outside of the U.S. Outside of settling intercompany balances during the normal course of operations, the Company may repatriate funds from its foreign subsidiaries. The Company has not, nor does it anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. As such, the Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If in the future the Company decides to repatriate such foreign earnings, it would need to accrue and pay incremental U.S. federal and state income tax, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards.

Capital Resources

The Company does not currently have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2012, the Company had total outstanding commitments on non-cancelable operating leases of approximately $34.0 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from one to six years expiring at various dates through August 2018, with options to renew at varying terms.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company uses derivative financial instruments for hedging purposes to limit its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with creditworthy banks, including the bank that is party to the Company’s ABL Facility (see Note 4 “Financing Arrangements” to the Notes to the Consolidated Financial Statements in this Form 10-K). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from its ABL Facility.

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies) (see Note 18 “Derivatives and Hedging” to the Notes to Consolidated Financial Statements in this Form 10-K). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts (“foreign currency exchange contracts”) to hedge transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars, Australian Dollars and South Korean Won. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.

Foreign currency exchange contracts are used only to meet the Company’s objectives of offsetting gains and losses from foreign currency exchange exposures with gains and losses from the contracts used to hedge them in order to reduce volatility of earnings. The extent to which the Company’s hedging activities mitigate the effects of changes in foreign currency exchange rates varies based upon many factors, including the amount of transactions being hedged. Foreign currency rates for financial reporting purposes had a negative impact upon the Company’s consolidated reported financial results in 2012 compared to 2011 (see “Risk Factors” contained in Item 1A and “Results of Operations” contained in Item 7). The Company does not enter into foreign currency exchange contracts for speculative purposes. Foreign currency exchange contracts generally mature within 12 months from their inception.

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At December 31, 2012, 2011 and 2010, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $137.1 million, $165.5 million and $314.2 million, respectively. At December 31, 2012 and 2011, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2012 through its foreign currency exchange contracts.

The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $14.8 million at December 31, 2012. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its ABL Facility (see Note 4 “Financing Arrangements” to the Notes to Consolidated Financial Statements in this Form 10-K). The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing 12 month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). The interest rate applicable to outstanding loans under the U.S. facility is based on a calculation of either the U.S. Prime Rate or the British Bankers Association LIBOR Rate as published by Reuters (“LIBOR”) plus an applicable margin of 1.25% to 2.75%. The interest rate applicable to outstanding loans under the Canadian facility is based on a calculation of either the Base Rate publicly announced by Bank of America Canada or Canada’s Prime Rate plus a margin of 1.25% to 2.75%. The interest rate applicable to outstanding loans under the U.K. facility is based on a calculation of the U.S. Prime Rate plus an applicable margin of 2.25% and 2.75%.

As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be nominal over a 12 month period.

Item 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, together with the report of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-43.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2012, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework. Based on that assessment, management concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective based on the COSO criteria.

Changes in Internal Control over Financial Reporting. During the fourth quarter ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Callaway Golf Company

Carlsbad, California

We have audited the internal control over financial reporting of Callaway Golf Company and its subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012, of the Company and our report dated March 8, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 8, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Commission within 120 days after the end of fiscal year 2012 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.	Executive Compensation

The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers and Directors,” “Compensation Discussion and Analysis,” “Report of the Compensation and Management Succession Committee” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2012 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal year 2012 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the number of stock options and shares underlying Restricted Stock Units (RSUs) outstanding and authorized for issuance under all equity compensation plans of the Company as of December 31, 2012. See Note 15 “Share-Based Compensation” to the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the equity plans of the Company.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of RSUs(4)		Weighted Average Exercise Price of Outstanding Options(5)	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders(1)	5,341	(3)	$10.49	4,794
Equity Compensation Plans Not Approved by Shareholders(2)	479	(2)	$16.84	—

Total	5,820		$11.08	4,794

(1)

Consists of the following plans: 1996 Stock Option Plan, 2001 Non-Employee Directors Stock Incentive Plan and 2004 Incentive Plan. No shares are available for grant under the 1996 Stock Option Plan at December 31, 2012. The 2001 Non-Employee Directors Stock Incentive Plan expired on December 31,

2011. The shares available for grant under this plan are only available to satisfy incremental dividend equivalent rights for outstanding awards. The 2004 Incentive Plan permits the award of stock options, restricted stock, performance units and various other stock-based awards.
(2)	Consists of shares in underlying stock options issuable from the 1995 Employee Stock Incentive Plan (the “1995 Plan”). In connection with shareholder approval of the 2004 Incentive Plan, the Company agreed that no further grants would be made under the 1995 Plan. No grants have been made under the 1995 Plan since May 2004.
(3)	Includes 4,297,223 and 539,095 shares underlying stock options and RSUs, respectively, issuable from the 2004 Incentive Plan; 144,000 and 114,086 shares underlying stock options and RSUs, respectively, issuable from the 2001 Non-Employee Directors Stock Incentive Plan; and 246,500 shares underlying stock options issuable from the 1996 Stock Option Plan.
(4)	Includes unvested shares underlying stock dividend equivalent rights on restricted stock units.
(5)	Does not include shares underlying RSUs, which do not have an exercise price.

Equity Compensation Plans Not Approved By Shareholders

The 1995 Plan is an equity compensation plan which was not approved by shareholders. Under the 1995 Plan, the Company granted stock options to non-executive officer employees and consultants of the Company. Although the 1995 Plan permitted stock option grants to be made at less than the fair market value of the Company’s common stock on the date of grant, the Company’s practice was generally to grant stock options at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. No shares are available for grant under the 1995 Plan at December 31, 2012 and no grants have been made under the 1995 Plan since May 2004. For additional information, see Note 15 “Share-Based Compensation” to the Notes to Consolidated Financial Statements in this Form 10-K.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers and Directors—Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Transactions with Related Persons,” and “Board of Directors and Corporate Governance” to be filed with the Commission within 120 days after the end of fiscal year 2012 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of fiscal year 2012 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-43:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2012 and 2011;

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010;

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010;

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010; and

Notes to Consolidated Financial Statements.

2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

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

2.1	Asset Purchase Agreement among American Sports Licensing, Inc. and Dick’s Sporting Goods, Inc., collectively the buyer, and Callaway Golf Company as the seller dated as of March 30, 2012, incorporated herein by this reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Commission on April 27, 2012 (file no. 1-10962).

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

3.3	Amended and Restated Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 5, 2010 (file no. 1-10962).

4.1	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 15, 2009 (file no. 1-10962).

4.2	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 15, 2009 (file no. 1-10962).

4.3	Indenture, dated as of August 29, 2012 between Callaway Golf Company and Wilmington Trust, National Association, as Trustee, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 4, 2012 (File No. 1-10962).

4.4	Global Note due 2019, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 4, 2012 (File No. 1-10962).

10.1	Officer Employment Agreement, effective as of February 24, 2012, by and between the Company and Oliver G. Brewer, III, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 1, 2012 (file no. 1-10962).

10.2	Officer Employment Agreement, effective as of May 1, 2012, by and between Callaway Golf Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 7, 2012 (file no. 1-10962).

10.3	Officer Employment Agreement, effective as of April 25, 2012, by and between Callaway Golf Company and Mark Leposky, incorporated herein by this reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.4	Officer Employment Agreement, effective as of June 1, 2012, by and between Callaway Golf Company and Brian Lynch, incorporated herein by this reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.5	Director’s Service Agreement, effective as of December 1, 2002, as amended, by and between Callaway Golf Company and Neil Howie, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.6	Executive Entrustment Agreement, effective as of March 1, 2008, as amended, by and between Callaway Golf Company and Alex Boezeman, incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.7	Contract of Employment, effective as of October 19, 2009, as amended, by and between Callaway Golf Company and Leighton Richards, incorporated herein by this reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.8	Officer Employment Agreement, effective as of May 1, 2011, by and between the Company and Steven C. McCracken, incorporated herein by this reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2011 (file no. 1-10962).

10.9	Officer Employment Agreement, effective as of May 1, 2012, by and between the Company and Jeffrey M. Colton, incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 7, 2012 (file no. 1-10962).

10.10	Form of Exchange Agreement, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 24, 2012 (File No. 1-10962).

10.11	Form of Purchase Agreement, incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 24, 2012 (File No. 1-10962).

10.12	Annual Incentive Plan Guidelines, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 28, 2012 (file no. 1-10962).

10.13	Form of Non-Employee Director Phantom Stock Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.14	Form of Notice of Grant and Agreement for Stock Appreciation Right, incorporated herein by this reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2011, as filed with the Commission on March 2, 2012 (file no. 1-10962).

10.15	Notice of Grant and Agreement for Stock Appreciation Right, by and between Callaway Golf Company and Anthony S. Thornley effective September 1, 2011, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 2, 2011 (file no. 1-10962).

10.16	Form of Restricted Stock Grant, incorporated herein by this reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, as filed with the Commission on January 26, 2010 (file no. 1-10962).

10.17	Form of Phantom Stock Units Agreement, incorporated herein by this reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 30, 2009 (file no. 1-10962).

10.18	Form of Notice of Grant and Agreement for Contingent Stock Option/SAR, incorporated herein by this reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 26, 2009 (file no. 1-10962).

10.19	Form of Non-Employee Director Restricted Stock Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Commission on March 1, 2007 (file no. 1-10962).

10.20	Form of Notice of Grant of Stock Option and Option Agreement, incorporated herein by this reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.21	Form of Restricted Stock Unit Grant, incorporated herein by this reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.22	Form of Performance Unit Grant, incorporated herein by this reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.23	Form of Stock Option Grant for Officers, incorporated herein by this reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on February 27, 2006 (file no. 1-10962).

10.24	Form of Notice of Grant of Stock Option and Option Agreement for Non-Employee Directors, incorporated herein by this reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.25	Form of Notice of Grant of Stock Option and Option Agreement for Officers, incorporated herein by this reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.26	Callaway Golf Company 1995 Employee Stock Incentive Plan (As Amended and Restated November 7, 2001), incorporated herein by this reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).

10.27	Callaway Golf Company 1996 Stock Option Plan (As Amended and Restated May 3, 2000), incorporated herein by this reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Commission on August 14, 2000 (file no. 1-10962).

10.28	Callaway Golf Company 2001 Non-Employee Directors Stock Incentive Plan (Amended and Restated Effective as of June 6, 2006), incorporated herein by this reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 9, 2006 (file no. 1-10962).

10.29	Callaway Golf Company Amended and Restated 2004 Incentive Plan (effective May 19, 2009), incorporated herein by this reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 3, 2009 (file no. 1-10962).

10.30	Annual Incentive Plan Guidelines, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 28, 2012 (file no. 1-10962).

10.31	Indemnification Agreement, dated January 25, 2010, between the Company and Adebayo O. Ogunlesi incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, as filed with the Commission on January 26, 2010 (file no. 1-10962).

10.32	Indemnification Agreement, dated March 4, 2009, between the Company and John F. Lundgren, incorporated herein by this reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 10, 2009 (file no. 1-10962).

10.33	Indemnification Agreement, dated April 7, 2004, between the Company and Anthony S. Thornley, incorporated herein by this reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.34	Indemnification Agreement, dated as of April 21, 2003, between the Company and Samuel H. Armacost, incorporated herein by this reference to Exhibit 10.57 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.35	Indemnification Agreement, dated as of April 21, 2003, between the Company and John C. Cushman, III, incorporated herein by this reference to Exhibit 10.58 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.36	Indemnification Agreement, effective June 7, 2001, between the Company and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).

10.37	Indemnification Agreement, dated July 1, 1999, between the Company and Yotaro Kobayashi, incorporated herein by this reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

10.38	Indemnification Agreement, dated July 1, 1999, between the Company and Richard L. Rosenfield, incorporated herein by this reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

Other Contracts

10.39	Loan and Security Agreement, dated as of June 30, 2011, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Bank of America, N.A., as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 6, 2011 (file no. 1-10962).

10.40	Amended and Restated Loan and Security Agreement, dated as of July 22, 2011, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Bank of America, N.A., as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, Wells Fargo Capital Finance, LLC, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 27, 2011 (file no. 1-10962).

10.41	Second Amended and Restated Loan and Security Agreement, dated as of December 22, 2011, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Callaway Golf European Holding Company Limited, Bank of America, N.A., as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, Wells Fargo Capital Finance, LLC, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 28, 2011 (file no. 1-10962).

10.42	First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 22, 2011, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Callaway Golf European Holding Company Limited, Bank of America, N.A., as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, Wells Fargo Capital Finance, LLC, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

12.1	Ratio of Combined Fixed Charges and Preference Dividends to Earnings.†

21.1	List of Subsidiaries.†

23.1	Consent of Deloitte & Touche LLP.†

24.1	Form of Limited Power of Attorney.†

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Oliver G. Brewer III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Included in this report

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

CALLAWAY GOLF COMPANY

By:	/S/ OLIVER G. BREWER III
Oliver G. Brewer III
President and Chief Executive Officer

Date: March 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/S/ OLIVER G. BREWER III Oliver G. Brewer III	President and Chief Executive Officer, Director	March 8, 2013

Principal Financial Officer and Principal Accounting Officer:

/S/ BRADLEY J. HOLIDAY Bradley J. Holiday	Senior Executive Vice President and Chief Financial Officer	March 8, 2013

Directors:

* Samuel H. Armacost	Director	March 8, 2013

* Ronald S. Beard	Chairman of the Board	March 8, 2013

* John C. Cushman, III	Director	March 8, 2013

* Richard L. Rosenfield	Director	March 8, 2013

* John F. Lundgren	Director	March 8, 2013

* Adebayo O. Ogunlesi	Director	March 8, 2013

* Anthony S. Thornley	Director	March 8, 2013

*By:	/S/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Callaway Golf Company

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity, for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Callaway Golf Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 8, 2013

CALLAWAY GOLF COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$52,003	$43,023
Accounts receivable, net	91,072	115,673
Inventories	211,734	233,070
Deferred taxes, net	4,170	4,029
Income taxes receivable	1,810	3,654
Other current assets	23,811	19,880
Assets held for sale	2,396	—

Total current assets	386,996	419,329
Property, plant and equipment, net	89,093	117,147
Intangible assets, net	89,189	121,935
Goodwill	29,034	29,203
Deferred taxes, net	1,910	1,386
Other assets	41,414	38,112

	$637,636	$727,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$129,021	$129,193
Accrued employee compensation and benefits	20,649	23,785
Accrued warranty expense	7,539	8,140
Deferred taxes, net	927	4,108
Income tax liability	3,430	2,558

Total current liabilities	161,566	167,784
Long-term liabilities:
Income taxes payable	6,565	8,115
Deferred taxes, net	33,533	31,429
Convertible notes, net (Note 4)	107,133	—
Long-term incentive compensation and other	7,131	6,970
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 417,639 and 1,400,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	4	14
Common stock, $.01 par value, 240,000,000 shares authorized, 72,264,020 shares and 66,340,695 shares issued at December 31, 2012 and 2011, respectively	723	663
Additional paid-in capital	204,510	265,067
Retained earnings	113,831	247,941
Accumulated other comprehensive income	14,770	14,071
Less: Common stock held in treasury, at cost, 1,267,436 shares and 1,453,819 shares at December 31, 2012 and 2011, respectively	(14,848)	(17,800)

Total Callaway Golf Company shareholders’ equity	318,990	509,956

Non-controlling interest in consolidated entity (Note 10)	2,718	2,858

Total shareholders’ equity	321,708	512,814

Total liabilities and shareholders’ equity	$637,636	$727,112

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales	$834,065	$886,528	$967,656
Cost of sales	585,897	575,226	602,160

Gross profit	248,168	311,302	365,496
Selling expenses	268,088	265,325	257,285
General and administrative expenses	66,773	92,756	98,431
Research and development expenses	29,542	34,309	36,383

Total operating expenses	364,403	392,390	392,099
Loss from operations	(116,235)	(81,088)	(26,603)
Interest income	550	546	2,886
Interest expense	(5,513)	(1,618)	(848)
Other income (expense), net	3,152	(8,101)	(10,997)

Loss before income taxes	(118,046)	(90,261)	(35,562)
Income tax provision (benefit)	4,900	81,559	(16,758)

Net loss	(122,946)	(171,820)	(18,804)
Dividends on convertible preferred stock	8,447	10,500	10,500

Net loss allocable to common shareholders	$(131,393)	$(182,320)	$(29,304)

Loss per common share:
Basic	$(1.96)	$(2.82)	$(0.46)
Diluted	$(1.96)	$(2.82)	$(0.46)
Weighted-average common shares outstanding:
Basic	67,061	64,601	63,902
Diluted	67,061	64,601	63,902

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(122,946)	$(171,820)	$(18,804)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	699	507	7,324

Comprehensive loss	$(122,247)	$(171,313)	$(11,480)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(122,946)	$(171,820)	$(18,804)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	34,411	38,636	40,949
Impairment charges	21,933	6,533	7,547
Deferred taxes	(1,925)	55,930	(3,788)
Non-cash share-based compensation	3,142	9,570	9,588
Deferred gain amortization and (gain)/loss on disposal of long-lived assets	(1,261)	(7,491)	177
Gain on sale of intangible assets	(6,602)	—	—
Discount amortization on convertible notes	235	—	—
Changes in assets and liabilities:
Accounts receivable, net	23,701	28,100	(2,096)
Inventories	20,216	36,460	(38,824)
Other assets	1,044	20,599	(9,896)
Accounts payable and accrued expenses	1,042	(12,613)	13,012
Accrued employee compensation and benefits	(4,057)	(4,187)	2,595
Accrued warranty expense	(601)	(287)	(1,022)
Income taxes receivable and payable	2,563	7,653	8,356
Other liabilities	297	3,015	1,838

Net cash (used in) provided by operating activities	(28,808)	10,098	9,632

Cash flows from investing activities:
Capital expenditures	(18,403)	(28,931)	(22,216)
Proceeds from sale of intangible assets	26,861	—	—
Proceeds from sale of property, plant and equipment	355	19,371	—
Other investing activities	(3,268)	—	(2,581)

Net cash provided by (used in) investing activities	5,545	(9,560)	(24,797)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	46,819	—	—
Debt issuance costs	(3,534)	(2,467)	—
Issuance of common stock	—	2,195	2,954
Issuance of treasury stock	19	—	—
Equity issuance costs	—	—	(54)
Dividends paid, net	(11,019)	(13,093)	(13,067)
Other financing activities	(159)	80	(650)

Net cash provided by (used in) financing activities	32,126	(13,285)	(10,817)

Effect of exchange rate changes on cash and cash equivalents	117	727	2,711

Net increase (decrease) in cash and cash equivalents	8,980	(12,020)	(23,271)
Cash and cash equivalents at beginning of year	43,023	55,043	78,314

Cash and cash equivalents at end of year	$52,003	$43,023	$55,043

Supplemental disclosures:
Cash paid for interest and fees	$(7,544)	$(3,744)	$(568)
Cash (paid) received for income taxes, net	$(4,234)	$3,473	$13,849
Noncash investing and financing activities:
Dividends payable	$131	$438	$438
Issuance of convertible notes in exchange for preferred stock	$60,078	—	—
Issuance of treasury stock from the settlement of compensatory stock awards	$3,735	$5,026	—
Acquisition of treasury stock for minimum statutory withholding taxes	$(783)	$(1,587)	$(725)
Accrued capital expenditures at period end	$92	$1,888	$1,053

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Callaway Golf Shareholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Grantor Stock Trust	Treasury Stock		Non-controlling Interest	Total
	Shares	Amount	Shares	Amount					Shares	Amount
Balance, December 31, 2009	1,400	$14	66,296	$663	$257,947	$464,951	$6,240	$(7,414)	(1,823)	$(24,110)	$2,624	$700,915

Exercise of stock options	—	—	—	—	(59)	—	—	538	—	—	—	479
Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(564)	—	—	—	—	—	—	(564)
Acquisition of treasury stock	—	—	—	—	—	—	—	—	(88)	(725)	—	(725)
Compensatory stock and stock options	—	—	21	—	7,341	—	—	1,571	—	—	—	8,912
Issuance costs of preferred stock	—	—	—	—	(54)	—	—	—	—	—	—	(54)
Employee stock purchase plan	—	—	—	—	(412)	—	—	2,887	—	—	—	2,475
Stock dividends	—	—	—	—	9	(103)	—	94	—	—	—	—
Cash dividends	—	—	—	—	—	(13,067)	—	—	—	—	—	(13,067)
Adjustment of grantor stock trust shares to market	—	—	—	—	27	—	—	(27)	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	7,324	—	—	—	—	7,324
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	(358)	(358)
Net loss	—	—	—	—	—	(18,804)	—	—	—	—	346	(18,458)

Balance, December 31, 2010	1,400	$14	66,317	$663	$264,235	$432,977	$13,564	$(2,351)	(1,911)	$(24,835)	$2,612	$686,879
Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(83)	—	—	—	—	—	—	(83)
Acquisition of treasury stock	—	—	—	—	—	—	—	—	(227)	(1,587)	—	(1,587)
Compensatory stock and stock options	—	—	24	—	2,889	—	—	1,655	394	5,026	—	9,570
Employee stock purchase plan	—	—	—	—	(2,035)	—	—	634	290	3,596	—	2,195
Stock dividends	—	—	—	—	123	(123)	—	—	—	—	—	—
Cash dividends	—	—	—	—	—	(13,093)	—	—	—	—	—	(13,093)
Adjustment of grantor stock trust shares to market	—	—	—	—	(62)	—	—	62	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	507	—	—	—	—	507
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	(341)	(341)
Net loss	—	—	—	—	—	(171,820)	—	—	—	—	587	(171,233)

Balance, December 31, 2011	1,400	$14	66,341	$663	$265,067	$247,941	$14,071	$—	(1,454)	$(17,800)	$2,858	$512,814
Preferred stock to convertible note exchange	(632)	(6)	—	—	(60,072)	—	—	—	—	—	—	(60,078)
Preferred stock to common stock exchange	(350)	(4)	5,867	59	(55)	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—	—	—	(122)	(783)	—	(783)
Issuance of treasury stock	—	—	—	—	(3,716)	—	—	—	309	3,735	—	19
Compensatory stock and stock options	—	—	56	1	3,141	—	—	—	—	—	—	3,142
Stock dividends	—	—	—	—	145	(145)	—	—	—	—	—	—
Cash dividends	—	—	—	—	—	(11,019)	—	—	—	—	—	(11,019)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	699	—	—	—	—	699
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	(399)	(399)
Net loss	—	—	—	—	—	(122,946)	—	—	—	—	259	(122,687)

Balance, December 31, 2012	418	$4	72,264	$723	$204,510	$113,831	$14,770	$—	(1,267)	$(14,848)	$2,718	$321,708

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls. The Company also sells golf-related accessories such as golf bags, golf gloves, golf headwear, eyewear, golf towels and golf umbrellas. The Company generally sells its products to golf retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third-party distributors in the United States and in approximately 100 countries around the world. The Company also sells pre-owned Callaway Golf products through its website www.callawaygolfpreowned.com and sells new Callaway Golf products through its websites shop.callawaygolf.com and www.odysseygolf.com. In addition, the Company licenses its name for golf apparel and footwear, rangefinders and practice aids.

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

Recent Accounting Standards

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this amendment will not have a material impact on the Company’s disclosures to the consolidated financial statements.

Revenue Recognition

Sales are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” as products are shipped to customers, net of an allowance for sales returns and sales programs. The criteria for recognition of revenue are met when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable and collectability is reasonably assured. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs. The following table provides a reconciliation of the activity related to the Company’s allowance for sales returns:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Beginning balance	$6,521	$4,955	$5,725
Provision	32,425	36,239	29,026
Sales returns	(32,563)	(34,673)	(29,796)

Ending balance	$6,383	$6,521	$4,955

Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The deferred revenue associated with outstanding gift cards decreased from $1,988,000 at December 31, 2011 to $1,141,000 at December 31, 2012.

Although the Company announced in July 2012 the transition of its integrated device business to a third-party based model, the Company will continue to maintain services related to course credits used in conjunction with the uPro GPS devices. Revenues from course credits in connection with the use of uPro GPS devices are deferred when purchased and recognized on a straight-line basis over a three year period. Deferred revenue associated with unused course credits was $2,544,000 and $2,945,000 at December 31, 2012 and 2011, respectively.

Amounts billed to customers for shipping and handling are included in net sales and costs incurred related to shipping and handling are included in cost of sales.

Royalty income is recorded in net sales as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements. The Company recognized royalty income under its various licensing agreements of $7,073,000, $6,219,000 and $5,831,000 during 2012, 2011 and 2010, respectively.

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

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Beginning balance	$8,140	$8,427	$9,449
Provision	7,507	8,614	8,439
Claims paid/costs incurred	(8,108)	(8,901)	(9,461)

Ending balance	$7,539	$8,140	$8,427

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price) in the principle and most advantageous market for the asset or liability in an orderly transaction between market participants. The Company measures and discloses the fair value of nonfinancial and financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. The measurement of assets and liabilities at fair value are classified using the following three-tier hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities;

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3: Fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company measures fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In some instances where a market price is available, but the instrument is in an inactive or over-the-counter market, the Company consistently applies the dealer (market maker) pricing estimate and uses a midpoint approach on bid and ask prices from financial institutions to determine the reasonableness of these estimates. Assets and liabilities subject to this fair value valuation approach are typically classified as Level 2.

Items valued using internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or Level 3 even though there may be some significant inputs that are readily observable. The Company utilizes a discounted cash flow valuation model whenever applicable to derive a fair value measurement on long-lived assets, goodwill and amortizing intangibles. The Company uses its internal cash flow estimates discounted at an appropriate rate, quoted market prices, royalty rates when available and independent appraisals as appropriate. The Company also considers its counterparty’s and own credit risk on derivatives and other liabilities measured at their fair value.

Advertising Costs

The Company advertises primarily through television and print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2012, 2011 and 2010 were $65,068,000, $53,051,000 and $48,432,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs for 2012, 2011 and 2010 were $29,542,000, $34,309,000 and $36,383,000, respectively.

Foreign Currency Translation and Transactions

The Company’s foreign subsidiaries utilize their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into United States dollars using the current exchange rate at the balance sheet date for assets and liabilities and at the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in shareholders’ equity. Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur. The Company recorded a net loss in foreign currency transactions of $3,343,000 in 2012 and net gains of $708,000 and $6,926,000 in 2011 and 2010, respectively.

Derivatives and Hedging

The Company uses derivative financial instruments to manage its exposure to foreign exchange rates. The derivative instruments are accounted for pursuant to ASC Topic 815, “Derivatives and Hedging,” which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. As of December 31, 2012, the Company had derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts that were not designated as hedging instruments in accordance with ASC Topic 815.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with original maturities of three months or less.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. The following table provides a reconciliation of the activity related to the Company’s allowance for doubtful accounts:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Beginning balance	$7,263	$9,411	$9,470
Provision	2,830	2,028	3,091
Write-off of uncollectible amounts, net of recoveries	(3,549)	(4,176)	(3,150)

Ending balance	$6,544	$7,263	$9,411

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

Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in net income/(loss). Construction in-process consists primarily of costs associated with building improvements, machinery and equipment that have not yet been placed into service, unfinished molds as well as in-process internally developed software.

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

Long-Lived Assets

In accordance with ASC Topic 360-10-05, “Impairment or Disposal of Long-Lived Assets”, the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment charge would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.

Goodwill and Intangible Assets

Goodwill and intangible assets consist of goodwill, trade names, trademarks, service marks, trade dress, patents and other intangible assets acquired during the acquisition of Odyssey Sports, Inc. in 1997, FrogTrader, Inc. in 2004, the Tour Golf Group Inc. assets in 2006, the uPlay, LLC assets in 2008, and certain foreign distributors.

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of goodwill and other indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. To determine fair value, the Company uses its internal discounted cash flow estimates, quoted market prices, royalty rates when available and independent appraisals when appropriate.

Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC Topic 360-10-05 discussed above. See Note 8 for further discussion of the Company’s goodwill and intangible assets.

Investments

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such classification at each balance sheet date. Investments that do not have readily determinable fair values are stated at cost and are reported in other assets. The Company monitors investments for impairment in accordance with ASC Topic 325-35-2, “Impairment” and ASC Topic 320-35-17 through 35-35, “Scope of Impairment Guidance.” See Note 9 for further discussion of the Company’s investments.

Share-Based Compensation

The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC Topic 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and non-employees based on estimated fair values. ASC Topic 718 further requires a reduction in share-based compensation expense by an estimated forfeiture rate. The forfeiture rate used by the Company is based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.

The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options and stock appreciation rights (“SARs”) at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options/SARs. The Company uses historical data among other information to estimate the expected price volatility, expected term, and forfeiture rate. The Company uses forecasted dividends to estimate the expected dividend yield. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the vesting period for stock options. Compensation expense for SARs is recognized on a straight-line basis over the vesting period based on an estimated fair value, which is remeasured at the end of each reporting period. Once vested, the SARs continue to be remeasured to fair value until they are exercised.

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

Phantom stock units (“PSUs”) are a form of share-based awards that are indexed to the Company’s stock and are settled in cash. Compensation expense is recognized on a straight-line basis over the vesting period based on the award’s estimated fair value. Fair value is remeasured at the end of each interim reporting period through the award’s settlement date and is based on the closing price of the Company’s stock.

Income Taxes

Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740 and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. The Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax asset will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. In 2011, as a result of this evaluation, the Company recorded a valuation allowance against its U.S. deferred tax assets. At the end of each interim and annual reporting period, as the U.S. deferred tax assets are adjusted upwards or downwards, the associated valuation allowance and income tax expense are also adjusted. If sufficient positive evidence arises in the future, such as a sustained return to profitability in the U.S. business, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached. The Company concluded that with respect to non-U.S. entities, there is sufficient positive evidence to conclude that the realization of its deferred tax assets is deemed to be likely, and no allowances have been established. For further information, see Note 12 “Income Taxes.”

Pursuant to ASC Topic 740-25-6, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that the Company would be required to pay such additional taxes.

The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company accrues an amount for its estimate of additional tax liability, including interest and penalties in income tax expense, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. For further information, see Note 12 “Income Taxes.”

Other Income (Expense), Net

Other income (expense), net primarily includes gains and losses on foreign currency exchange contracts and foreign currency transactions. The components of other income (expense), net are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Foreign currency exchange contract gains/(losses), net	$6,591	$(8,861)	$(18,600)
Foreign currency transaction gains/(losses), net	(3,343)	708	6,926
Gains on deferred compensation plan assets	—	—	199
Other	(96)	52	478

	$3,152	$(8,101)	$(10,997)

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include net income and foreign currency translation adjustments. Since the Company has met the indefinite reversal criteria, it does not accrue income taxes on foreign currency translation adjustments. The total equity adjustment from foreign currency translation included in accumulated other comprehensive income was income of $14,770,000 and $14,071,000 as of December 31, 2012 and 2011, respectively.

Segment Information

The Company’s operating segments are organized on the basis of products and consist of golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, rangefinders, other golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The golf balls segment consists of Callaway Golf golf balls that are designed, manufactured and sold by the Company. The Company also discloses information about geographic areas. This information is presented in Note 19.

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

The Company operates in the golf equipment industry and primarily sells its products to golf equipment retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants, directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. At December 31, 2012 and 2011, no single customer in the United States represented over 10% of the Company’s outstanding accounts receivable balance. Managing customer-related credit risk is more difficult in regions outside of the United States. In 2012 and 2011, approximately 53% of the Company’s net sales were made in regions outside of the United States, compared to 52% in 2010. Prolonged unfavorable economic conditions in the United States or in the Company’s international markets could significantly increase the Company’s credit risk.

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

Note 3. Restructuring Initiatives

Global Operations Strategy

In 2010, the Company began the implementation of its Global Operations Strategy Initiatives (“GOS Initiatives”), which targeted the restructuring and relocation of the Company’s manufacturing and distribution operations. This restructuring, which was designed to add speed and flexibility to customer service demands, optimize efficiencies, and facilitate long-term gross margin improvements, included the reorganization of the Company’s manufacturing and distribution centers located in Carlsbad, California, Toronto, Canada, and Chicopee, Massachusetts, the creation of third-party logistics sites in Dallas, Texas and Toronto, Canada, as well as the establishment of a new production facility in Monterrey, Mexico. This restructuring was completed in 2011 and only nominal charges were incurred in 2012. The Company continues to maintain limited manufacturing and distribution facilities in Carlsbad, California and Chicopee, Massachusetts.

In 2011 and 2010, the Company recorded pre-tax charges of $24,680,000 and $14,816,000, respectively, in connection with this restructuring. The majority of these charges were recognized within cost of sales. Costs incurred during 2012 were minimal. See Note 19 for charges absorbed by the Company’s operating segments. In the aggregate through December 31, 2011, the Company recognized total charges of $39,419,000 in connection with the GOS Initiatives.

The charges recognized under the GOS Initiatives include non-cash charges for the acceleration of depreciation on certain golf club and golf ball manufacturing equipment and cash charges related to severance benefits and transition costs, which consist primarily of consulting expenses, costs associated with redundancies during the start-up and training phase of the new production facility in Monterrey, Mexico, start-up costs associated with the establishment of third-party logistics sites, travel expenses, and costs associated with the transfer of inventory and equipment.

Reorganization and Reinvestment Initiatives

In June 2011, the Company began the implementation of certain restructuring initiatives (the “Reorganization and Reinvestment Initiatives”) that involved (i) streamlining the Company’s organization to reduce costs, simplifying internal processes, and increasing focus on the Company’s consumers and retail partners, (ii) reorganizing the Company’s organizational structure to place greater emphasis on global brand management and improve the effectiveness of the Company’s key initiatives, and (iii) reinvesting in brand and demand creation initiatives to drive sales growth. The Company’s restructuring plan resulted in annualized pre-tax savings of approximately $50,000,000 of which approximately half were reinvested into the Callaway and Odyssey brands and demand creation initiatives.

In connection with these initiatives, during 2012 the Company recognized net pre-tax charges of $1,012,000 of which $473,000 and $539,000 were recognized in cost of sales and operating expenses, respectively. In 2011, the Company recognized total pre-tax charges $16,329,000, of which $1,251,000 and $15,078,000 were recognized in cost of sales and operating expenses, respectively.

The table below depicts the activity and liability balances recorded as part of the GOS Initiatives and the Reorganization and Reinvestment Initiatives (in thousands). Amounts payable as of December 31, 2012 were included in accrued employee compensation and benefits, and amounts payable as of December 31, 2011 were included in accrued employee compensation and benefits and accounts payable and accrued expenses in the accompanying consolidated balance sheets.

	GOS Initiatives			Reorganization and Reinvestment Initiatives
	Workforce Reductions	Transition Costs	Asset Write-offs	Workforce Reductions	Total
Charges to cost and expense	$5,177	$7,861	$1,778	$—	$14,816
Non-cash items	—	—	(1,778)	—	(1,778)
Cash payments	(1,909)	(7,477)	—	—	(9,386)

Restructuring payable balance, December 31, 2010	$3,268	$384	$—	$—	$3,652
Charges to cost and expense	4,702	17,527	2,451	16,329	41,009
Non-cash items	—	—	(2,451)	(2,126)	(4,577)
Cash payments	(6,751)	(17,856)	—	(8,846)	(33,453)

Restructuring payable balance, December 31, 2011	$1,219	$55	$—	$5,357	$6,631
Charges to cost and expense	(98)	21	—	1,012	935
Cash payments	(985)	(76)	—	(6,316)	(7,377)

Restructuring payable balance, December 31, 2012	$136	$—	$—	$53	$189

Cost Reduction Initiatives

In July 2012, the Company announced it was undertaking additional cost-reduction initiatives (the “Cost Reduction Initiatives”). These initiatives were designed to streamline and further simplify the Company’s organizational structure and change the manner in which the Company approaches and operates its business. The actions taken in 2012 included (i) a reduction in workforce that impacted all regions and levels of the organization in addition to other transition costs, which resulted in pre-tax charges of $17,471,000; (ii) greater focus on the Company’s core product lines including licensing to third parties the rights to develop, manufacture and distribute certain non-core product lines (e.g. apparel and footwear), which resulted in pre-tax charges of $5,810,000; (iii) transitioning the Company’s integrated device business to a third party based model, which resulted in pre-tax charges of $6,976,000 to write-off inventory and $4,345,000 to write-off property, plant and equipment related to uPro devices, in addition to impairment charges of $5,156,000 related to intangible assets and goodwill related to the uPlay, LLC acquisition (see Note 8); and (iv) the reorganization of the Company’s golf ball manufacturing supply chain, which resulted in pre-tax charges of $14,303,000, including charges for the sale and lease-back of a reduced portion of the square footage of the Company’s ball manufacturing facility in Chicopee, Massachusetts (Note 7), and the write-off of certain patents related to the Top-Flite brand (Note 8). These initiatives are estimated to yield approximately $60,000,000 in annualized savings. In connection with these initiatives, the Company expects to incur total pre-tax charges of approximately $60,000,000, of which approximately two-thirds is expected to be non-cash charges. The Company expects to incur estimated future charges of approximately $5,900,000 over the next twelve months. These estimates are based upon current information and expectations; however, the amount, nature, or timing of these charges could vary as the Company further develops and implements these initiatives.

During the year ended December 31, 2012, the Company recognized charges of $54,061,000 in connection with the Cost Reduction Initiatives. Amounts recognized in cost of sales and operating expenses totaled $36,228,000 and $17,833,000, respectively, during the year ended December 31, 2012. See Note 19 for charges absorbed by the Company’s operating segments.

The table below depicts the total charges recognized in 2012, the liability balances, and the current estimated future charges relating to the Cost Reduction Initiatives (in thousands). Amounts payable as of December 31, 2012 are included in accrued employee compensation and benefits and accounts payable and accrued expenses in the accompanying consolidated balance sheet.

	Cost Reduction Initiatives
	Workforce Reductions	Transition Costs	Asset Write-offs	Total
Charges to cost and expense	$14,506	$6,719	$32,836	$54,061
Non-cash items	(448)	(4,311)	(32,836)	(37,595)
Cash payments	(9,527)	(1,817)	—	(11,344)

Restructuring payable balance, December 31, 2012	$4,531	$591	$—	$5,122

Total future estimated charges as of December 31, 2012	$1,300	$4,600	$—	$5,900

Note 4. Financing Arrangements

In addition to cash on hand as well as cash generated from operations, the Company relies on its asset-based revolving credit facility to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s 2012 restructuring initiatives (Note 3), demand for the Company’s products, foreign currency exchange rates, and the other risks and uncertainties applicable to the Company and its business. If the Company is unable to generate sufficient cash flows to fund its business due to a further decline in sales or otherwise, and is unable to reduce its manufacturing costs and operating expenses to offset such decline the Company will need to increase its reliance on its credit facility for needed liquidity. If the Company’s current credit facility is not available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected. The Company believes that its current credit facility, along with its cash on hand and cash flows expected to be generated from operations is sufficient to meet the Company’s liquidity requirements for at least the next 12 months.

Asset-Based Revolving Credit Facility

The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $230,000,000, comprised of a $158,333,000 U.S. facility (of which $20,000,000 is available for letters of credit), a $31,667,000 Canadian facility (of which $5,000,000 is available for letters of credit) and a $40,000,000 United Kingdom facility (of which $2,000,000 is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $3,265,000 at December 31, 2012. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.

As of December 31, 2012, the Company had no borrowings outstanding under the ABL Facility and had $52,003,000 of cash and cash equivalents. The maximum amount of Indebtedness (as defined by the ABL Facility) that could have been outstanding on December 31, 2012, after outstanding borrowings, letters of credit and certain reserves and the $25,000,000 fixed charge coverage ratio covenant (defined below) was approximately $40,500,000 resulting in total available liquidity of $92,503,000. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are high and then decreases during the second half of the year when the Company’s accounts receivable balance is lower due to an increase in cash collections. Average outstanding borrowings during the year ended December 31, 2012 was $50,300,000 and average available liquidity, defined as cash on hand combined with amounts available under the ABL Facility after outstanding borrowings was $105,900,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of December 31, 2012, the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25,000,000. The Company would not have met the fixed charge coverage ratio as of December 31, 2012, however, the Company’s borrowing base availability was above $25,000,000 during the year ended December 31, 2012, and as such the Company was not subject to compliance with the fixed charge coverage ratio.

The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing 12 month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). The Company’s “availability ratio” is the ratio, expressed as a percentage of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins may be permanently reduced by 0.25% if EBITDA meets or exceeds $25,000,000 over any trailing 12 month period, and may be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50,000,000 over any trailing 12 month period. At December 31, 2012, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.50%.

In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.

The origination fees incurred in connection with the ABL Facility totaled $4,265,000, which will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of December 31, 2012 and 2011 were $3,171,000 and $2,925,000, respectively, of which $906,000 and $650,000, respectively, was included in other current assets and $2,265,000 and $2,275,000, respectively, was included in other long-term assets in the accompanying consolidated balance sheets.

Convertible Senior Notes

On August 29, 2012, the Company issued $112,500,000 of 3.75% Convertible Senior Notes (the “convertible notes”) due August 15, 2019, of which $63,227,000 in aggregate principal amount was exchanged for 632,270 shares of the Company’s outstanding 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value in separate, privately negotiated exchange transactions (see Note 5), and $49,273,000 in aggregate principal amount was issued in private placement transactions for cash.

The convertible notes were priced at 95.02% of the principal amount with an effective yield to maturity of 4.59% and pay interest of 3.75% per year on the principal amount, payable semiannually in arrears in cash on

February 15 and August 15 of each year. The first payment was made on February 15, 2013. Net cash proceeds from the private placement transactions for cash were $46,819,000. The Company incurred transactional fees of $3,534,000 which will be amortized over the term of the convertible notes. Unamortized transaction fees as of December 31, 2012 were $3,365,000, of which $505,000 was included in other current assets and $2,860,000 was included in other long-term assets in the accompanying consolidated financial statements.

The net carrying amount of the convertible notes as of December 31, 2012 was $107,133,000. The unamortized discount of $5,367,000 will be amortized over the remaining term of 6.62 years. Total interest and amortization expense recognized during the year ended December 31, 2012 was $1,680,000.

The convertible notes are convertible, at the option of the note holder, at any time on or prior to the close of business on the business day immediately preceding August 15, 2019, into shares of common stock at an initial conversion rate of 133.3333 shares per $1,000 principal amount of convertible notes, which is equal to a conversion price of approximately $7.50 per share, subject to customary anti-dilution adjustments. Upon the occurrence of certain change of control events of the Company, the Company will pay a premium on the convertible notes converted in connection with such change of control events by increasing the conversion rate on such convertible notes.

Under certain circumstances, the Company has the right to terminate the right of note holders to convert their convertible notes. If the Company exercises such termination right prior to August 15, 2015, each note holder who converts its convertible notes after receiving notice of such exercise will receive a make-whole payment in cash or common stock, as the Company may elect, with respect to the convertible notes converted.

Upon the occurrence of a change of control of the Company or a termination of trading of the common stock of the Company, note holders will have the option to require the Company to repurchase for cash all or any portion of such note holder’s convertible notes at a price equal to 100% of the principal amount of the repurchased convertible notes, plus accrued and unpaid interest thereon to the repurchase date.

The convertible notes are not redeemable by the Company prior to August 15, 2015. On or after August 15, 2015, the convertible notes are redeemable in whole or in part at the option of the Company at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest thereon to the redemption date.

The convertible notes contain certain covenants including payment of principal, certain repurchase obligations and interest, obligation of the Company to convert the convertible notes, and other customary terms as defined in the Indenture. The Company was in compliance with these covenants as of December 31, 2012.

Note 5. Preferred Stock

In August 2012, the Company exchanged 982,361 shares of its outstanding 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (the “preferred stock”) for 5,866,821 shares of common stock and $63,227,000 in convertible notes in separate, privately negotiated transactions (see Note 4). After the exchange, the Company had 417,639 remaining shares of preferred stock outstanding.

The preferred stock is generally convertible at any time at the holder’s option into common stock of the Company at an initial conversion rate of 14.1844 shares of Callaway’s common stock per share of preferred stock, which is equivalent to an initial conversion price of approximately $7.05 per share. At December 31, 2012, based on the initial conversion rate, approximately 5,924,000 shares of common stock would be issuable upon conversion of all of the outstanding shares of preferred stock.

The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative unpaid dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of December 31, 2012, the liquidation preference would have been $41,894,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

The Company, at its option, may redeem the preferred stock subject to available liquidity and compliance with any applicable legal requirements and contractual obligations, in whole or in part, at a price equal to 100% of the liquidation preference, plus all accrued and unpaid dividends. The preferred stock has no maturity date and has no voting rights prior to conversion into the Company’s common stock, except in limited circumstances.

Note 6. Loss per Common Share

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

Dilutive securities include the common stock equivalents of convertible preferred stock and convertible notes, options granted pursuant to the Company’s stock option plans and outstanding restricted stock units granted to employees and non-employees (see Note 15). Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method and the if-converted method in accordance with ASC Topic 260, “Earnings per Share”.

The following table summarizes the computation of basic and diluted loss per share:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Basic and diluted loss per common share
Net loss	$(122,946)	$(171,820)	$(18,804)
Less: Preferred stock dividends	(8,447)	(10,500)	(10,500)

Net loss allocable to common shareholders	$(131,393)	$(182,320)	$(29,304)

Weighted-average common shares outstanding—basic and diluted	67,061	64,601	63,902
Basic and diluted loss per common share	$(1.96)	$(2.82)	$(0.46)

Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities were excluded from the computation in periods in which a net loss is reported as their effect would be antidilutive. For the year ended December 31, 2012, dilutive securities outstanding totaling approximately 27,844,000 (including preferred stock of 15,124,000, and shares underlying convertible notes of 5,100,000) were excluded from the calculations as their effect would have been antidilutive. For the years ended December 31, 2011 and 2010 dilutive securities outstanding totaling approximately 30,676,000 and 30,267,000 shares, respectively, (including preferred stock of 19,858,000) were excluded from the calculations as their effect would have been antidilutive.

Note 7. Sale of Buildings

In connection with the Company’s Cost Reduction Initiatives, during the third quarter of 2012, the Company reached an agreement in principle to sell its golf ball manufacturing facility in Chicopee, Massachusetts and lease back a reduced portion of the square footage to eliminate unused space at the facility. In connection with this agreement, the Company designated this building as assets available for sale, and recorded a pre-tax charge of $7,939,000 in cost of sales during the year ended December 31, 2012 to mark the building down to its estimated selling price, net of estimated commissions and fees.

On February 28, 2013, the Company completed the sale of its manufacturing facility in Chicopee, Massachusetts for proceeds of $2,253,000, net of closing costs, commissions and estimated environmental remediation costs.

In March 2011, the Company sold three of its buildings located in Carlsbad, California, and entered into lease-back agreements for each building over a period of one to five years. The sale resulted in net proceeds of $18,079,000 and a net gain of $12,668,000, of which $6,170,000 was recognized in general and administrative expenses during the first quarter of 2011. Due to the lease-back arrangement, the Company deferred a portion of this gain in the amount of $6,498,000, which represents the sum of the net present value of the minimum future lease payments through the end of each respective lease term. During the year ended December 31, 2012 and 2011, the Company recognized $1,569,000 and $1,531,000, respectively, of this deferred gain in general and administrative expenses. The amortization of the deferred gain will offset future rent expense over the term of the leases which range from one to five years.

Note 8. Goodwill and Intangible Assets

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

	Useful Life (Years)	December 31, 2012			December 31, 2011
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
			(In thousands)			(In thousands)
Indefinite-lived:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$108,834	$—	$108,834
Amortizing:
Patents	2-16	31,581	31,022	559	36,459	28,908	7,551
Developed technology and other	1-9	7,961	7,921	40	12,387	6,837	5,550

Total intangible assets		$128,132	$38,943	$89,189	$157,680	$35,745	$121,935

Aggregate amortization expense on intangible assets was approximately $3,198,000, $3,979,000, $4,181,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense related to intangible assets at December 31, 2012 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2013	288
2014	68
2015	51
2016	51
2017	51
Thereafter	90

$599

In September 2012, in connection with the Company’s Cost Reduction Initiatives that were announced in July 2012 (see Note 3), the Company committed to a plan to transition its integrated device business to a third party based model. As a result, the Company performed an impairment analysis and determined that the discounted expected cash flows from the sales of uPro GPS devices were less than the carrying values of the intangible assets and goodwill associated with the uPlay, LLC acquisition, which was completed in December 2008. This analysis resulted in the recognition of impairment charges of $4,527,000 and $629,000 to write-off amortizing intangible assets and goodwill, respectively, of which $4,324,000 was recognized in cost of sales and $832,000 was recognized in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2012.

In March 2012, in an effort to simplify the Company’s operations and increase focus on the Company’s core Callaway and Odyssey business, the Company sold certain assets related to the Top-Flite brand, including world-wide trademarks and service marks for net cash proceeds of $19,900,000. In addition, in February 2012, the Company completed the sale of the Ben Hogan brand including trademarks, service marks and certain other intellectual property for net cash proceeds of $6,961,000. The net book value of the Top-Flite and Ben Hogan assets totaled $20,244,000, which resulted in the recognition of a pre-tax net gain of $6,602,000 in general and administrative expenses in the accompanying consolidated statement of operations in 2012. During the fourth quarter of 2012, the Company determined that the sum of the future cash flows expected to result from the use of its Top-Flite patents was less than their carrying amount and, as a result, the Company recognized an impairment charge of $4,572,000 in cost of sales in the accompanying consolidated statement of operations to write-off the net book value of these patents.

In December 2011, the Company conducted an impairment test on goodwill related to its reporting unit in Australia. Due to the negative impact of significant flooding and inclement weather as well as a decline in economic conditions in that region during 2011, the Company determined that the estimated fair value for this unit was less than the unit’s net book value including goodwill. As a result, the Company recorded an impairment charge of $1,120,000 to write-off the goodwill balance related to this reporting unit. This charge was recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2011.

In 2011 and 2010, the Company recorded impairment charges of $5,413,000 and $7,547,000, respectively, related to the trade names and trademarks included in non-amortizing intangibles that were associated with the Top-Flite and Ben Hogan brands. These charges were recorded in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2011 and 2010.

Goodwill at December 31, 2012 and 2011 was $29,034,000 and $29,203,000, respectively. The decrease in goodwill was due to an impairment charge of $629,000 related to the Company’s uPlay, LLC acquisition (as mentioned above), partially offset by $460,000 in foreign currency fluctuations. Gross goodwill before impairments at December 31, 2012 and 2011 was $30,783,000 and $30,323,000, respectively.

Note 9. Investments

The Company owns $23,967,000 of preferred shares of TopGolf International, Inc. (“TopGolf”), the owner and operator of TopGolf entertainment centers, of which $3,367,000 was invested during 2012. In connection with this investment, the Company has a preferred partner agreement with TopGolf in which the Company has preferred signage rights, rights as the preferred supplier of golf products used or offered for use at TopGolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in the TopGolf retail stores, access to consumer information obtained by TopGolf, and other rights incidental to those listed.

The Company’s ownership interest in TopGolf is less than 20%. In addition, the Company does not have the ability to significantly influence the operating and financing activities and policies of TopGolf. Accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other,” and is included in other long-term assets in the accompanying consolidated balance sheets as of December 31, 2012 and December 31, 2011.

Note 10. Non-Controlling Interests

The Company has a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), in which Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated financial statements in accordance with ASC Topic 810, “Consolidations.” For the years ended December 31, 2012, 2011 and 2010, non-controlling interest related to Suntech in the consolidated statements of shareholders’ equity included net profits of $259,000, $587,000 and $346,000, respectively.

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which of which $1,788,000 and $1,988,000 was outstanding as of December 31, 2012 and 2011, respectively. The Company recorded the loan in other long-term assets in the accompanying consolidated balance sheets.

Note 11. Selected Financial Statement Information

	December 31,
	2012	2011
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$103,999	$129,457
Allowance for sales returns	(6,383)	(6,521)
Allowance for doubtful accounts	(6,544)	(7,263)

	$91,072	$115,673

Inventories:
Raw materials	$43,469	$46,976
Work-in-process	619	1,286
Finished goods	167,646	184,808

	$211,734	$233,070

Property, plant and equipment, net:
Land	$8,892	$8,871
Buildings and improvements	79,707	81,349
Machinery and equipment	153,303	154,339
Furniture, computers and equipment	126,733	126,592
Production molds	37,539	39,761
Construction-in-process	1,155	6,591

	407,329	417,503
Accumulated depreciation	(318,236)	(300,356)

	$89,093	$117,147

Accounts payable and accrued expenses:
Accounts payable	$45,376	$39,012
Accrued expenses	67,254	72,465
Accrued goods in-transit	15,345	13,970
Accrued hedging contracts payable	1,046	3,746

	$129,021	$129,193

Accrued employee compensation and benefits:
Accrued payroll and taxes	$12,256	$13,550
Accrued vacation and sick pay	7,549	8,947
Accrued commissions	844	1,288

	$20,649	$23,785

Note 12. Income Taxes

The Company’s loss before income tax provision (benefit) was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$(134,384)	$(105,841)	$(46,365)
Foreign	16,338	15,580	10,803

	$(118,046)	$(90,261)	$(35,562)

The expense (benefit) for income taxes is comprised of (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current tax provision (benefit):
Federal	$(357)	$19,908	$(18,494)
State	130	580	361
Foreign	6,804	4,964	5,743

	6,577	25,452	(12,390)

Deferred tax expense (benefit):
Federal	(1,448)	43,948	117
State	92	10,987	(2,988)
Foreign	(321)	1,172	(1,497)

	(1,677)	56,107	(4,368)

Income tax provision (benefit)	$4,900	$81,559	$(16,758)

Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Reserves and allowances not currently deductible for tax purposes	$15,617	$14,161
Basis difference related to fixed assets	10,711	7,891
Compensation and benefits	3,808	3,932
Basis difference for inventory valuation	2,502	2,252
Compensatory stock options and rights	5,238	9,927
Deferred revenue and other	101	2,151
Operating loss carryforwards	105,748	66,332
Tax credit carryforwards	6,024	9,402
Correlative effects of global income allocations	363	424
Federal impact of state taxes	808	—
Basis difference related to intangible assets with a definite life	6,165	2,725

Total deferred tax assets	157,085	119,197
Valuation allowance for deferred tax assets	(151,097)	(110,844)

Deferred tax assets, net of valuation allowance	$5,988	$8,353

Deferred tax liabilities:
State taxes, net of federal income tax benefit	(33)	(1,472)
Prepaid expenses	(1,102)	(2,582)
Deferred revenue	(330)	—
Other	(69)	(108)
Basis difference related to intangible assets with an indefinite life	(32,834)	(34,313)

Total deferred tax liabilities	(34,368)	(38,475)

Net deferred tax assets	$(28,380)	$(30,122)

Net deferred tax assets are shown on the accompanying consolidated balance sheets as follows:
Current deferred tax assets	$4,170	$4,029
Non-current deferred tax assets	1,910	1,386
Current deferred tax liabilities	(927)	(4,108)
Non-current deferred tax liabilities	(33,533)	(31,429)

Net deferred tax assets (liabilities)	$(28,380)	$(30,122)

The current year change in net deferred taxes of $1,742,000 is comprised of a net deferred expense of $1,479,000 related to the change in the basis difference of intangible assets with an indefinite life, a net deferred expense of $191,000 related to foreign and separate state jurisdictions for which no valuation allowance has been provided, and a $72,000 expense related to foreign currency translation adjustments.

Deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are anticipated to be in effect at the time the differences are expected to reverse. The realization of the deferred tax assets, including the loss and credit carry forwards listed above, is subject to the Company generating sufficient taxable income during the periods in which the temporary differences become realizable. In accordance with the applicable accounting rules, the Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions.

In 2011, the Company performed an analysis to determine the likelihood that its deferred tax assets relating to its U.S. business would be realized. The Company considered its taxable loss in the U.S. in each of the past three years, the reasons for such loss, the Company’s projected financial forecast for its U.S business, and the dates on which the deferred tax assets were expected to expire. This evidence suggested that the Company should establish a valuation allowance. As a result, in 2011, the Company recorded a $52,455,000 increase to income tax expense in order to establish a valuation allowance against its U.S. deferred tax assets and discontinued recognizing income tax benefits related to its U.S. net operating losses. At December 31, 2012 and 2011, the valuation allowance against the Company’s U.S. deferred tax assets was $151,097,000 and $110,844,000, respectively. If sufficient positive evidence arises in the future, such as a sustained return to profitability, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached. The Company has concluded that with respect to non-U.S. entities, there is sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and no allowances have been established.

The non-cash charge to establish the valuation allowance in 2011 did not have any impact on the Company’s consolidated cash flows, nor will such an allowance preclude the Company from using loss carry forwards or other deferred tax assets in the future, except as described below. Until the Company re-establishes a pattern of continuing profitability, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the consolidated statement of operations for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the consolidated statement of operations.

At December 31, 2012, the Company has federal and state income tax credit carryforwards of $4,354,000 and $6,985,000 respectively, which will expire at various dates beginning in 2020. Such credit carryforwards (in thousands) expire as follows:

U.S. foreign tax credit	2,776	2020 - 2022
U.S. research tax credit	1,578	2030 - 2032
State investment tax credits	197	Do not expire
State research tax credits	6,788	Do not expire

The Company has recorded a deferred tax asset reflecting the benefit of operating loss carryforwards. The net operating losses (in thousands) expire as follows:

U.S. loss carryforwards	$272,861	2031 - 2032
State loss carryforwards	$186,344	2013 - 2035
Foreign loss carryforwards	$492	2019

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. Included within this legislation was an extension of the research and development credit which had previously expired on December 31, 2011. This legislation retroactively reinstates and extends the credit from the previous expiration date through December 31, 2013. As the legislation was not enacted until after the close of the year ended December 31, 2012, the income tax impact of the retroactive reinstatement and extension will not be recognized until 2013. If the tax impact of the research and development credit was recognized, the Company does not anticipate any federal income tax benefit due to the valuation allowance against the Company’s U.S. deferred tax assets.

Although the Company has set up a valuation allowance against the majority of its U.S. federal and state deferred tax assets, which include net operating loss carry forwards and other losses, such allowance does not preclude the Company from using the deferred tax assets in the future. However, the Company’s ability to utilize the losses to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative increase in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. Although the Company’s ownership has changed during the three-year period ended December 31, 2012, the Company does not believe there has been a cumulative increase in ownership in excess of 50 percentage points during that period. The Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three year period and the Company was limited in the amount of losses it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.

A reconciliation of the effective tax rate on income or loss and the statutory tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	(0.8)%	(0.8)%	1.5%
Federal and State tax credits, net of U.S. tax benefit	—	—	2.6%
Expenses with no tax benefit	(0.9)%	0.2%	(2.4)%
Foreign income taxed at other than U.S. statutory rate	2.0%	(1.0)%	1.5%
Effect of foreign rate changes	—	(0.5)%	—
Foreign tax credit	(1.2)%	—	—
Basis differences of intangibles with an indefinite life	1.3%	(1.0)%	—
Release of prepaid taxes on intercompany profit	—	(24.0)%	—
Change in deferred tax valuation allowance	(37.7)%	(98.6)%	2.2%
Reversal of previously accrued taxes	0.1%	—	1.4%
Accrual for interest and income taxes related to uncertain tax positions	0.8%	(0.6)%	5.2%
Other	(2.8)%	0.9%	0.1%

Effective tax rate	(4.2)%	(90.4)%	47.1%

In 2012, 2011 and 2010, the tax rate was impacted by favorable adjustments to previously estimated tax liabilities in the amount of $142,000, $2,000, and $515,000, respectively. The most significant adjustments in each year related to adjustments resulting from the finalization of the Company’s prior year U.S. and state income tax returns as well as agreements reached with the Internal Revenue Service and other major jurisdictions on certain issues necessitating a reassessment of the Company’s tax exposures for all open tax years, with no individual year being significantly affected.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Balance at January 1	$9,875	$9,121	$15,831
Additions based on tax positions related to the current year	432	830	1,825
Additions for tax positions of prior years	96	370	110
Reductions for tax positions of prior years	(24)	(39)	(1,832)
Settlement of tax audits	(768)	—	(4,157)
Reductions due to lapsed statute of limitations	(2,547)	(407)	(2,656)

Balance at December 31	$7,064	$9,875	$9,121

As of December 31, 2012, the liability for income taxes associated with uncertain tax benefits was $7,064,000 and can be reduced by $3,148,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, which was recorded as a long-term income tax receivable, as well as $748,000 of tax benefits associated with state income taxes and other timing adjustments, which are recorded as deferred income taxes pursuant to ASC Topic 740-25-6. The net amount of $3,168,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.

The Company does expect changes in the amount of unrecognized tax benefits in the next 12 months; however, the Company does not expect the changes to have a material impact on its results of operations or its financial position.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2012, 2011 and 2010, the Company recognized tax expense of approximately $44,000 and $242,000, and a net benefit of approximately $490,000, respectively, related to interest and penalties in the provision for income taxes. As of December 31, 2012 and 2011, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated balance sheets was $934,000 and $890,000, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2008 and prior
California (U.S.)	2006 and prior
Canada	2007 and prior
Japan	2007 and prior
South Korea	2008 and prior
United Kingdom	2008 and prior

As of December 31, 2012, the Company did not provide for United States income taxes or foreign withholding taxes on a cumulative total of $105,383,000 of undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. If the foreign earnings were remitted, the Company does not anticipate any federal or state income taxes due to the valuation allowance against the Company’s U.S. deferred tax assets offset. The Company estimates that it would have withholding taxes of less than $1,000,000 upon remittance.

Note 13. Commitments and Contingencies

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

The Company regularly assesses such matters to determine the degree of probability that the Company will incur a material loss as a result of such matters as well as the range of possible loss. An estimated loss contingency is accrued in the Company’s financial statements if it is probable the Company will incur a loss and the amount of the loss can be reasonably estimated. The Company reviews all claims, proceedings, and investigations at least quarterly and establishes or adjusts any accruals for such matters to reflect the impact of negotiations, settlements, advice of legal counsel, and other information and events pertaining to a particular matter. All legal costs associated with such matters are expensed as incurred.

Historically, the claims, proceedings and investigations brought against the Company, individually, and in the aggregate, have not had a material adverse effect upon the consolidated results of operations, cash flows, or financial position of the Company. The Company believes that it has valid legal defenses to the matters currently pending against the Company. These matters are inherently unpredictable and the resolutions of these matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance, or the financial impact that will result from such matters. Management believes that the final resolution of the current matters pending against the Company, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position. It is possible, however, that the Company’s results of operations or cash flows could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Lease Commitments

The Company leases certain warehouse, distribution and office facilities, vehicles as well as office equipment under operating leases. Lease terms range from 1 to 6 years expiring at various dates through August 2018, with options to renew at varying terms. Commitments for minimum lease payments under non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

2013	$12,914
2014	10,571
2015	5,849
2016	2,639
2017	1,717
Thereafter	313

$34,003

Rent expense for the Company’s lease commitments for the years ended December 31, 2012, 2011 and 2010 was $18,420,000, $22,318,000, and $13,967,000, respectively.

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, the Company’s sales levels, and severance arrangements. As of December 31, 2012, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $79,218,000 over the next six years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of December 31, 2012, are as follows (in thousands):

2013	$50,097
2014	24,459
2015	3,363
2016	893
2017	406
Thereafter	—

$79,218

Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $3,265,000 as of December 31, 2012.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the year ended December 31, 2012 was not material to the Company’s financial position, results of operations or cash flows.

Employment Contracts

In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments, including salary continuation, upon the termination of employment by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interest, the contracts also generally provide for certain protections in the event of a change in control of the Company. These protections include the payment of certain severance benefits, such as salary continuation, upon the termination of employment following a change in control.

Note 14. Capital Stock

Common Stock and Preferred Stock

As of December 31, 2012, the Company has an authorized capital of 243,000,000 shares, $0.01 par value, of which 240,000,000 shares are designated common stock, and 3,000,000 shares are designated preferred stock. Of the preferred stock, 240,000 shares are designated Series A Junior Participating Preferred Stock and 417,639

shares are designated 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value. The remaining shares of preferred stock are undesignated as to series, rights, preferences, privileges or restrictions.

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

Treasury Stock and Stock Repurchases

In November 2007, the Company’s Board of Directors authorized a share repurchase program with a maximum cost to the Company of $100,000,000 (the “November 2007 repurchase program”). Under this program, the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The November 2007 repurchase program supersedes all prior stock repurchase authorizations and will remain in effect until completed or otherwise terminated by the Board of Directors.

During 2012, the Company repurchased approximately 122,000 shares of its common stock under the November 2007 repurchase program at an average cost per share of $6.40 for a total cost of $783,000. These shares were repurchased to settle shares withheld for taxes due by holders of restricted stock awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2012, the Company remained authorized to repurchase up to an additional $72,795,000 of its common stock under the November 2007 repurchase program.

Grantor Stock Trust

The Callaway Golf Company Grantor Stock Trust (the “GST”) was established for the purpose of funding the Company’s obligations with respect to one or more of the Company’s nonqualified or qualified employee benefit plans. The GST shares were used primarily for the settlement of employee equity-based awards, including restricted stock awards and units, stock option exercises and employee stock plan purchases. In 2011, the GST was terminated upon the release of the remaining shares held by the trust.

The following table presents shares released from the GST for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(In thousands)
Employee stock option exercises	—	62
Employee restricted stock units vested	205	221
Employee stock plan purchases	86	409

Total shares released from the GST	291	692

Note 15. Share-Based Compensation

The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. ASC Topic 718 further requires a reduction in share-

based compensation expense by an estimated forfeiture rate. The forfeiture rate used by the Company is based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.

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

Stock Plans

As of December 31, 2012, the Company had one shareholder approved stock plan, the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”), under which shares were available for equity-based awards. The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Plan are discretionary, although no participant may receive awards in any one year in excess of 2,000,000 shares. The maximum number of shares issuable over the term of the 2004 Plan is 17,500,000.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2012:

	Authorized	Available		Outstanding
	(In thousands)
1995 Employee Stock Incentive Plan	10,800	—		479
1996 Stock Option Plan	9,000	—		247
2001 Directors Plan	500	10	(1)	258
2004 Plan	17,500	4,784		4,836

Total	37,800	4,794		5,820

(1)	The Company’s 2001 Non-Employee Directors Plan expired on December 31, 2011. The shares available for grant under this plan are only available to satisfy incremental dividend equivalent rights for outstanding awards.

Stock Options

All stock option grants made under the 2004 Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $1,586,000, $3,306,000 and $3,606,000 of compensation expense relating to outstanding stock options for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. Compensation expense for employee stock options is recognized over the vesting term and is reduced by an estimate for forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards. For the years ended December 31, 2012, 2011 and 2010, the weighted average estimated forfeiture rate used was 5.7%, 4.5% and 3.5%, respectively. The table below summarizes the average fair value assumptions used in the valuation of stock options granted during the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Dividend yield	1.2%	1.4%	1.1%
Expected volatility	50.6%	48.5%	46.2%
Risk-free interest rate	0.8%	2.0%	2.2%
Expected life	4.9 years	5.0 years	4.7 years

The Company uses forecasted dividends to estimate the expected dividend yield as dividends paid have decreased beginning in 2009. The expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant. The expected life of the Company’s options is based on evaluations of historical employee exercise behavior, forfeitures, cancellations and other factors. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time. Changes in the subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by the employee holding the option.

The following table summarizes the Company’s stock option activities for the year ended December 31, 2012 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	9,912	$11.23
Granted	5	$6.69
Exercised	(3)	$5.61
Forfeited	(194)	$7.50
Expired	(4,553)	$11.55

Outstanding at December 31, 2012	5,167	$11.08	3.18	$3
Vested and expected to vest in the future at December 31, 2012	5,155	$11.09	3.04	$3
Exercisable at December 31, 2012	4,694	$11.44	2.69	$3

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $2.63, $2.94 and $2.37 per share, respectively.

At December 31, 2012, there was $952,000 of total unrecognized compensation expense related to options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 0.8 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statement of operations.

The total intrinsic value for options exercised during the years ended December 31, 2012 and 2010 was $3,000 and $85,000, respectively. Cash received from the exercise of stock options for the year ended December 31, 2012 and 2010 was $23,000 and $564,000, respectively. There were no stock option exercises in 2011. During 2010, the Company settled the exercise of stock options through the Callaway Golf Company Grantor Stock Trust (see Note 14).

Restricted Stock Units

Restricted stock units awarded under the 2004 Plan and the 2001 Directors Plan are recorded at the Company’s closing stock price on the date of grant. Restricted stock units generally vest at the end of a three year period. In 2012, 2011 and 2010, the weighted average grant-date fair value of restricted stock units granted was $6.36, $7.01 and $7.64, respectively. The Company recorded $1,556,000, $1,799,000 and $3,126,000 of compensation expense related to restricted stock units, in 2012, 2011 and 2010, respectively. The table below is a roll-forward of the activity for restricted stock units during the 12 months ended December 31, 2012 (in thousands, except fair value amounts):

Restricted Stock Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	624	$7.62
Granted	393	6.36
Vested	(354)	7.61
Forfeited	(16)	7.22

Nonvested at December 31, 2012	647	$6.87

At December 31, 2012, there was $2,132,000 of total unrecognized compensation expense related to nonvested restricted stock units granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.53 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statement of operations.

Phantom Stock Units

Phantom stock units (“PSUs”) awarded under the 2004 Plan are a form of share-based award that are indexed to the Company’s stock and are settled in cash. Because PSUs are settled in cash, compensation expense recognized over the vesting period will vary based on changes in fair value. Fair value is remeasured at the end of each interim reporting period based on the closing price of the Company’s stock. PSUs vest at the end of a three year period.

The weighted average grant-date fair value per share of PSUs granted to employees during the years ended December 31, 2012 and 2011 was $6.37 and $7.51, respectively. The Company did not grant PSUs in 2010.

The table below is a roll-forward of the activity for phantom stock units during the 12 months ended December 31, 2012 (in thousands, except fair value amounts):

Phantom Stock Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	721	$7.68
Granted	401	6.37
Vested	(389)	7.79
Forfeited	(225)	7.22

Nonvested at December 31, 2012	508	$6.77

In connection with these awards, the Company recognized compensation expense of $1,724,000, $2,095,000 and $3,801,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Accrued compensation expense for PSUs was $1,324,000 at December 31, 2012, which was included in long-term incentive compensation and other in the accompanying consolidated balance sheet. At December 31, 2011, the Company accrued compensation expense of $1,919,000 of which $1,325,000 was included in accrued employee compensation and benefits and $594,000 was included in long-term incentive compensation and other in the accompanying consolidated balance sheet.

Stock Appreciation Rights

The Company records compensation expense for cash settled stock appreciation rights (“SARs”) based on the estimated fair value on the date of grant using the Black Scholes option-pricing model. SARs are subsequently remeasured at each interim reporting period based on a revised Black Scholes value until they are exercised. SARs vest over a three year period. As of December 31, 2012 and 2011, the Company recognized $2,285,000 and $321,000, respectively, in compensation expense related to these awards. At December 31, 2012, the Company accrued compensation expense of $2,607,000, of which $1,819,000 and $788,000 was included in accrued employee compensation and benefits and long-term incentive compensation and other, respectively, in the accompanying consolidated balance sheet. At December 31, 2011, the Company accrued $321,000, which was included in accrued employee compensation and benefits in the accompanying consolidated balance sheet.

The table below summarizes the total number of SARs granted to employees during the years ended December 31, 2012 and 2011 (in thousands):

Stock Appreciation Rights	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	500	$5.50
Granted	3,377	6.57
Vested	—	—
Forfeited	(882)	6.52

Nonvested at December 31, 2012	2,995	$6.42

Employee Stock Purchase Plan

The Company offered an employee stock purchase program in which participating employees authorized the Company to withhold compensation and use the withheld amounts to purchase shares of the Company’s common stock at 85% of the closing price on the last day of each six-month offering period. In 2011, the Company terminated this program. In 2011 and 2010 the Company purchased approximately 376,000 and 409,000 shares, respectively, of common stock under this program on behalf of participating employees and recorded compensation expense of $234,000 and $404,000, respectively.

Share-Based Compensation Expense

The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2012, 2011 and 2010 for share-based compensation related to employees and directors. Amounts are in thousands, except for per share data.

	2012	2011	2010
Cost of sales	$276	$424	$938
Operating expenses	6,874	10,882	12,451

Total cost of employee share-based compensation included in loss before income tax	7,150	11,306	13,389
Income tax benefit(1)	(96)	(77)	(4,406)

Amount included in net loss	$7,054	$11,229	$8,983

Impact on net loss per common share:
Basic and diluted	$(0.11)	$(0.17)	$(0.14)

(1)	Due to the effects the deferred tax asset valuation allowance, the Company’s effective tax rate for 2012 and 2011 is not comparable to the effective tax rate for 2010 as the Company’s income tax amount is not directly correlated to the amount of its pre-tax loss in both periods (see Note 12).

In 2010, in connection with an employment agreement with a former executive officer of the Company, the Company was contractually obligated to grant $11,730,000 in the form of various share-based awards over the service period stipulated in the agreement. As a result, the total contractual obligation related to these equity awards was recognized on a straight-line basis over the contract term, which resulted in the recognition of compensation expense of $1,415,000 and $2,401,000 in 2011 and 2010, respectively. In 2011, as a result of the resignation of the executive officer, the Company accelerated the vesting period of all outstanding equity awards granted under the employment agreement, which resulted in the recognition of additional compensation expense of $2,136,000.

In connection with the Cost Reduction Initiatives announced in July 2012 (see Note 3), the Company recognized $416,000 during the year ended December 31, 2012 in stock compensation expense as a result of the contractual acceleration of the vesting of certain stock options, restricted stock units and phantom stock units. In connection with the Reorganization and Reinvestment Initiatives announced in June 2011 (see Note 3), the Company recognized $3,539,000 during the year ended December 31, 2011 in stock compensation expense as a result of the contractual acceleration of the vesting of certain stock options, restricted stock units and phantom stock units. There were no material award accelerations during 2010.

Note 16. Employee Benefit Plans

The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to 75% of annual compensation, up to the maximum permitted under federal law. In 2012, the Company matched amounts equal to 50% of the participant’s contributions up to 6% of their eligible annual compensation. In 2011 and 2010, the Company matched an amount equal to 100% of the participant’s contributions up to 6% of their eligible annual compensation.

The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer matching and profit sharing contributions at a rate of 50% per year, becoming fully vested after the completion of two years of service. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $2,156,000, $5,061,000 and $5,431,000 during 2012, 2011 and 2010, respectively. Additionally, the Company can make discretionary contributions based on the profitability of the Company. For the years ended December 31, 2012, 2011 and 2010 there were no discretionary contributions.

Note 17. Fair Value Measurements

Certain of the Company’s financial assets and liabilities are measured at fair value on a recurring and nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price) in the principle and most advantageous market for the asset or liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified using the following three-tier hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities;

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3: Fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the valuation of the Company’s foreign currency exchange contracts (see Note 18) that are measured at fair value on a recurring basis by the above pricing levels at December 31, 2012 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Foreign currency derivative instruments—asset position	$5,011	$—	$5,011	$—
Foreign currency derivative instruments—liability position	(1,046)	—	(1,046)	—

	$3,965	$—	$3,965	$—

The fair value of the Company’s foreign currency exchange contracts is based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statement of operations.

Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. As the implied fair value for the items discussed below was based on significant, unobservable inputs, the fair value measurements are classified as Level 3.

During 2012, in connection with the Cost Reduction Initiatives (see Note 3), the Company committed to a plan to sell its golf ball manufacturing facility in Chicopee, Massachusetts. In connection with designating this building as available for sale, the Company recorded an impairment charge of $7,939,000 to write the building down to its estimated selling price, net of estimated commissions and fees (see Note 7). In addition, in connection with the same initiatives, the Company committed to a plan to transition its integrated device business to a third party based model. As a result, the Company performed an impairment analysis that was based on a discounted cash flow model on the net realizable value of its uPro assets, which resulted in impairment charges of $5,156,000 to write-off amortizing intangibles and goodwill (see Note 8), and $4,345,000 to write-off property, plant and equipment associated with uPro devices (see Note 3). Also in connection with the Cost Reduction Initiatives, during the fourth quarter of 2012, the Company determined that the sum of the future cash flows expected to result from the use of its Top-Flite patents was less than their carrying amount and, as a result, the Company recognized an impairment charge of $4,572,000 to write-off the net book value of these patents (see Note 8).

In the fourth quarter of 2011, the Company conducted an impairment test on goodwill related to its reporting unit in Australia. Due to the negative impact of significant flooding and inclement weather as well as a decline in economic conditions in that region during 2011, the Company determined that the estimated fair value for this unit was less than the unit’s net book value including goodwill. As a result, the Company recorded an impairment charge of $1,120,000 to write-off the goodwill balance related to this reporting unit. In June 2011, the Company recorded an impairment charge of $5,413,000 related to the trade names and trademarks included in non-amortizing intangibles that were associated with the Top-Flite and Ben Hogan brands. This charge was recorded in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2011.

In 2010, the Company recorded an impairment charge of $7,547,000 related to the trade names and trademarks included in non-amortizing intangibles that were associated with the Top-Flite and Ben Hogan brands. This charge was recorded in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2010.

Disclosures about the Fair Value of Financial Instruments

The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized on the accompanying consolidated balance sheets as of December 31, 2012 and 2011, as well as the fair value of contingent contracts that represent financial instruments (in thousands). The carrying values of cash and cash equivalents, trade accounts receivable and trade accounts payable and accrued expenses at December 31, 2012 and 2011 are reasonable estimates of fair value due to the short-term nature of these balances.

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes	$107,133	$118,406	$—	$—
Standby letters of credit	3,265	3,265	500	500

The carrying value of the convertible notes at December 31, 2012 is net of the unamortized discount of $5,367,000 (see Note 3). The fair value of the convertible notes was determined based on secondary quoted market prices, and as such is classified as Level 2 in the fair value hierarchy. Amounts outstanding under standby letters of credit represent the Company’s contingent obligation to perform in accordance with the underlying contracts to which they pertain. The fair value of standby letters is classified as Level 1 as it approximates the carrying value due to the short term nature of these obligations.

Note 18. Derivatives and Hedging

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

During the years ended December 31, 2012, 2011 and 2010, the Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At December 31, 2012, 2011 and 2010, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $137,125,000, $165,533,000 and $314,190,000, respectively. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated balance sheets at December 31, 2012 and 2011 (in thousands):

	Asset Derivatives
	December 31, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$5,011	Other current assets	$2,514

	Liability Derivatives
	December 31, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$1,046	Accounts payable and accrued expenses	$3,746

The following table summarizes the location of gains and losses on the consolidated statements of operations that were recognized during the years ended December 31, 2012, 2011 and 2010, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain / (Loss) Recognized in Income on Derivative Instruments
		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative instruments	2012	2011	2010
Foreign currency exchange contracts	Other income (expense), net	$6,591	$(8,861)	$(18,600)

The net realized and unrealized contractual net gains and (losses) noted in the table above for the years ended December 31, 2012, 2011 and 2010 were used by the Company to offset actual foreign currency transactional net gains associated with assets and liabilities denominated in foreign currencies as well as net gains associated with the translation of foreign currencies in operating results.

Note 19. Segment Information

The Company’s operating segments are organized on the basis of products and include golf clubs and golf balls. During the first quarter of 2012, the Company completed the sale of certain assets related to the Top-Flite brand as well as the sale of the Ben Hogan brand (see Note 8). Prior to the first quarter of 2012, the golf clubs segment consisted primarily of Callaway Golf and Top-Flite woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, GPS devices and rangefinders, other golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. Prior to the first quarter of 2012, the golf balls segment consisted primarily of Callaway Golf and Top-Flite golf balls that are designed, manufactured and sold by the Company. There are no significant intersegment transactions.

The table below contains information utilized by management to evaluate its operating segments.

	2012	2011	2010
	(In thousands)
Net sales
Golf Clubs	$694,489	$726,169	$791,066
Golf Balls	139,576	160,359	176,590

	$834,065	$886,528	$967,656

Loss before income tax
Golf Clubs(1)	$(59,827)	$(3,899)	$39,176
Golf Balls(1)	(15,019)	(12,655)	2,559
Reconciling items(2)	(43,200)	(73,707)	(77,297)

	$(118,046)	$(90,261)	$(35,562)

Identifiable assets(3)
Golf Clubs	$328,210	$409,074	$438,002
Golf Balls(4)	64,203	92,280	122,147
Reconciling items(3)	245,223	225,758	315,863

	$637,636	$727,112	$876,012

Additions to long-lived assets
Golf Clubs	$16,347	$23,087	$20,548
Golf Balls	260	6,680	2,023

	$16,607	$29,767	$22,571

Goodwill
Golf Clubs	$29,034	$29,203	$30,630
Golf Balls	—	—	—

	$29,034	$29,203	$30,630

Depreciation and amortization
Golf Clubs	$21,096	$26,695	$26,582
Golf Balls	13,315	11,941	14,367

	$34,411	$38,636	$40,949

(1)	The table below includes total charges absorbed by the Company’s operating segments from the restructuring initiatives discussed in Note 3 (in thousands):

	Year Ended December 31, 2012
	Golf Clubs	Golf Balls	Corporate G&A(2)	Total
Cost Reduction Initiatives	$30,398	$16,589	$7,074	$54,061
Reorganization and Reinvestment Initiatives	812	240	(40)	1,012

Total	$31,210	$16,829	$7,034	$55,073

	Year Ended December 31, 2011
	Golf Clubs	Golf Balls	Corporate G&A(2)	Total
Reorganization and Reinvestment Initiatives	$5,642	$1,329	$9,358	$16,329
GOS Initiatives	15,558	5,038	4,084	24,680

Total	$21,200	$6,367	$13,442	$41,009

	Year Ended December 31, 2010
	Golf Clubs	Golf Balls	Corporate G&A(2)	Total
GOS Initiatives	$12,065	$762	$1,989	$14,816

(2)	Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. In addition to the corporate general and administrative expenses identified above in connection with the Company’s Cost Reduction Initiatives, Reorganization and Reinvestment Initiatives, and GOS initiatives, the following charges were included in reconciling items:

•	A pre-tax gain of $6,602,000 in connection with the sale of the Top-Flite and Ben Hogan brands during the year ended September 30, 2012 (see Note 8);

•	Pre-tax impairment charges of $6,533,000 and $7,547,000 for 2011 and 2010, respectively, primarily related to certain trademarks and trade names (see Note 8);

•

Net gains of $3,248,000 for 2012, and net losses of $8,153,000 and $11,674,000 for 2011 and 2010, respectively, related to foreign currency hedging contracts, offset by net foreign currency transaction losses and gains included in other income (expense); and

•	A pre-tax gain of $6,170,000 recognized in 2011 in connection with the sale of certain buildings (see Note 7).

(3)	Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments.

(4)	Includes property classified as available for sale in the amount of $2,396,000 in 2012 and $1,500,000 in 2010. Property held for sale in 2012 and 2010 represents the net book value of the Company’s golf ball manufacturing facility in Chicopee, Massachusetts (see Note 7), and the golf ball manufacturing facility in Gloversville, New York, respectively.

The Company’s net sales by product category are as follows:

	Year Ended December 31,
	2012	2011(1)	2010
	(In thousands)
Net sales:
Drivers and Fairway Woods	$200,588	$211,191	$225,227
Irons	170,794	206,817	223,875
Putters	93,325	88,160	106,246
Golf Balls	139,576	160,359	176,590
Accessories and Other	229,782	220,001	235,718

	$834,065	$886,528	$967,656

(1)	Certain prior period amounts were reclassified to conform with the current year presentation.

The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Sales	Long-Lived Assets (excluding deferred tax assets)
	(In thousands)
2012
United States	$392,087	$212,438
Europe	120,160	7,969
Japan	157,315	6,897
Rest of Asia	75,035	4,265
Other foreign countries	89,468	17,161

	$834,065	$248,730

2011
United States	$419,448	$268,376
Europe	133,572	7,313
Japan	149,768	8,386
Rest of Asia	82,746	4,581
Other foreign countries	100,994	17,740

	$886,528	$306,396

2010
United States	$468,214	$291,527
Europe	130,106	6,806
Japan	164,810	8,635
Rest of Asia	89,455	4,511
Other foreign countries	115,071	17,018

	$967,656	$328,497

Note 20. Transactions with Related Parties

The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving for the Company and makes grants to carefully selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. During 2012, 2011 and 2010, the Company did not make any contributions to the Foundation.

Note 21. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2012 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$285,098	$281,123	$147,906	$119,938	$834,065
Gross profit(1)	$124,371	$110,653	$3,800	$9,344	$248,168
Net income (loss)(2) (3)	$31,802	$2,799	$(86,798)	$(70,749)	$(122,946)
Dividends on convertible preferred stock	$2,625	$2,625	$2,414	$783	$8,447
Net income (loss) allocable to common shareholders(2)(3)	$29,177	$174	$(89,212)	$(71,532)	$(131,393)
Earnings (loss) per common share(11)
Basic(2)(3)	$0.45	$0.00	$(1.31)	$(1.01)	$(1.96)
Diluted(2)(3)	$0.37	$0.00	$(1.31)	$(1.01)	$(1.96)

	Fiscal Year 2011 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$285,599	$273,814	$173,243	$153,872	$886,528
Gross profit(4)	$123,681	$102,662	$47,386	$37,573	$311,302
Net income (loss)(5)(6)(7)(8)(9)	$12,818	$(59,066)	$(62,587)	$(62,985)	$(171,820)
Dividends on convertible preferred stock	$2,625	$2,625	$2,625	$2,625	$10,500
Net income (loss) allocable to common shareholders	$10,193	$(61,691)	$(65,212)	$(65,610)	$(182,320)
Earnings (loss) per common share(10)
Basic(5)(6)(7)(8)(9)	$0.16	$(0.96)	$(1.01)	$(1.01)	$(2.82)
Diluted(5)(6)(7)(8)(9)	$0.15	$(0.96)	$(1.01)	$(1.01)	$(2.82)

(1)	During the second, third and fourth quarters of 2012, the Company recognized charges of $961,000, $27,302,000, and $7,965,000, respectively, in cost of goods sold in connection with the Company’s Cost Reduction Initiatives (see Note 3).
(2)	During the first quarter of 2012, the Company recognized an after-tax gain of $4,069,000 ($0.06 per share) in connection with the sale of the Top-Flite and Ben Hogan brands (see Note 8).
(3)	During the second, third and fourth quarters of 2012, the Company recognized after-tax charges of $2,855,000 ($0.04 per share), $21,576,000 ($0.32 per share), and $8,798,000 ($0.13 per share), respectively, in connection with the Company’s Cost Reduction Initiatives (see Note 3).
(4)	During the first, second, third and fourth quarters of 2011, the Company recognized charges of $6,302,000, $5,847,000, $5,191,000, and $3,250,000, respectively, in cost of goods sold in connection with the Company’s GOS Initiatives (see Note 3).
(5)	During the second quarter of 2011, the Company recognized $52,751,000 ($0.82 per share) of tax expense in order to establish a valuation allowance against its U.S. deferred tax assets. During the third and fourth quarters of 2011, in connection with the establishment of the valuation allowance, the Company recognized tax expense of $12,237,000 ($0.19 per share) and $9,397,000 ($0.14 per share), respectively, relating to the release of certain tax assets on intercompany profits (see Note 12).
(6)	During the second, third and fourth quarters of 2011, the Company recognized after-tax charges of $3,175,000 ($0.05 per share), $4,548,000 ($0.07 per share), and $2,319,000 ($0.03 per share), respectively, in connection with the Company’s Reorganization and Restructuring Initiatives (see Note 3).
(7)	During the first, second, third and fourth quarters of 2011, the Company recognized after-tax charges of $4,151,000 ($0.05 per share), $3,439,000 ($0.05 per share), $3,216,000 ($0.05 per share) and $4,372,000 ($0.07 per share), respectively, in connection with the Company’s GOS Initiatives (see Note 3).
(8)	During the first quarter of 2011, the Company recognized an after-tax gain of $3,924,000 ($0.05 per share) in connection with the sale of certain buildings (see Note 7).
(9)	During the second quarter of 2011, the Company recognized an after-tax impairment charge of $3,329,000 ($0.05 per share) related to certain trademarks and trade names (see Note 8).
(10)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

EXHIBIT INDEX

Exhibit	Description

12.1	Ratio of Combined Fixed Charges and Preference Dividends to Earnings.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

24.1	Form of Limited Power of Attorney.

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Oliver G. Brewer III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

* The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.