Form 10-Q
period 2013-03-31
CALLAWAY GOLF CO
filed 2013-04-29
CIK 837465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                      to

Commission file number 001-10962

Callaway Golf Company

(Exact name of registrant as specified in its charter)

Delaware	95-3797580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2180 Rutherford Road,

Carlsbad, CA 92008

(Address of principal executive offices, including zip code)

(760) 931-1771

(Registrant’s telephone number, including area code)

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

As of March 31, 2013, the number of shares outstanding of the Registrant’s common stock and preferred stock outstanding was 71,088,443 and 417,639, respectively.

Important Notice to Investors Regarding Forward-Looking Statements: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, the estimated amount or timing of charges and savings related to the Company’s various restructuring initiatives, the reinvestment of the savings and the benefits to be derived therefrom, as well as improved financial results during 2013, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including delays, difficulties, changed strategies, or increased costs in implementing the Company’s turnaround plans, including the 2012 cost-reduction initiatives; consumer acceptance of and demand for the Company’s products; the level of promotional activity in the marketplace; future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions; future changes in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs; adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities; delays, difficulties or increased costs in the supply of components needed to manufacture the Company’s products or in manufacturing the Company’s products; adverse weather conditions and seasonality; any rule changes or other actions taken by the USGA or other golf association that could have an adverse impact upon demand or supply of the Company’s products; a decrease in participation levels in golf; and the effect of terrorist activity, armed conflict, natural disasters or pandemic diseases on the economy generally, on the level of demand for the Company’s products or on the Company’s ability to manage its supply and delivery logistics in such an environment; as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in the Company’s most recent Form 10-K, as well as the Company’s other reports on Forms 10-Q and 8-K subsequently filed with the Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Anypoint—Backstryke—Big Bertha—Black Series Tour Designs—Callaway—Callaway Golf—C Grind—Chev—Chev 18—Chevron Device—D.A.R.T.—Demonstrably Superior and Pleasingly Different—Divine—Eagle-ERC—FTiZ—FT Performance—FT Tour—Fusion—Gems—Great Big Bertha—Heavenwood—HX—HX Diablo—Hex Aerodynamics—Hex Black Tour—Hex Chrome—Hex Hot—Hex Diablo—Hex Solaire—Hex Warbird—IMIX—Legacy—Legacy Aero—Legend—Marksman—Metal-X—Number One Putter in Golf—Odyssey—OptiFit—ORG.14—ProType—ProType Black—Razr Fit—Razr Fit Xtreme—Razr Hawk—Razr X—Razr XF—Razr X HL—Razr X Muscleback—Razr X Tour—Rossie—S2H2—Sabertooth—Solaire—Steelhead—Strata—Stronomic—Sure-Out—Tank—Teron—Tech Series—Ti-Hot—Tour Authentic—Tour i—Tour i(S)—Tour iX—Tour i(Z)—Trade In! Trade Up!—Tru Bore—uDesign—uPro—Versa—VFT—War Bird—White Hot—White Hot Tour—White Hot Pro—White Ice—World’s Friendliest—X-Act—X Forged—X Hot—X Hot Pro—XJ Series—X-SPANN—Xtra Traction Technology—XTT—Xtra Width Technology—XWT-2-Ball—3 Deep.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$28,072	$52,003
Accounts receivable, net	255,703	91,072
Inventories	201,951	211,734
Deferred taxes, net	4,014	4,170
Income taxes receivable	3,850	1,810
Other current assets	26,683	23,811
Assets held for sale	—	2,396

Total current assets	520,273	386,996
Property, plant and equipment, net	83,894	89,093
Intangible assets, net	88,964	89,189
Goodwill	28,412	29,034
Deferred taxes, net	1,792	1,910
Other assets	40,973	41,414

Total assets	$764,308	$637,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$139,939	$129,021
Accrued employee compensation and benefits	23,269	20,649
Accrued warranty expense	7,887	7,539
Deferred taxes, net	926	927
Income tax liability	4,663	3,430
Asset-based credit facility	79,489	—

Total current liabilities	256,173	161,566
Long-term liabilities:
Income tax payable	6,805	6,565
Deferred taxes, net	33,737	33,533
Convertible notes, net (Note 3)	107,302	107,133
Long-term incentive compensation and other	5,769	7,131
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 417,639 shares issued and outstanding at both March 31, 2013 and December 31, 2012	4	4
Common stock, $.01 par value, 240,000,000 shares authorized, 72,273,413 and 72,264,020 shares issued at March 31, 2013 and December 31, 2012, respectively	723	723
Additional paid-in capital	203,673	204,510
Retained earnings	153,980	113,831
Accumulated other comprehensive income	6,638	14,770
Less: Common stock held in treasury, at cost, 1,184,970 and 1,267,436 shares at March 31, 2013 and December 31, 2012, respectively	(13,595)	(14,848)

Total Callaway Golf Company shareholders’ equity	351,423	318,990

Non-controlling interest in consolidated entity (Note 10)	3,099	2,718

Total shareholders’ equity	354,522	321,708

Total liabilities and shareholders’ equity	$764,308	$637,636

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Net sales	$287,756	$285,098
Cost of sales	157,320	160,727

Gross profit	130,436	124,371
Operating expenses:
Selling expense	68,308	76,838
General and administrative expense	14,587	12,234
Research and development expense	7,413	7,473

Total operating expenses	90,308	96,545

Income from operations	40,128	27,826
Other income, net	4,001	3,684

Income before income taxes	44,129	31,510
Income tax provision (benefit)	2,469	(292)

Net income	41,660	31,802
Dividends on convertible preferred stock	783	2,625

Net income allocable to common shareholders	$40,877	$29,177

Earnings per common share:
Basic	$0.58	$0.45
Diluted	$0.47	$0.37

Weighted-average common shares outstanding:
Basic	71,060	64,983
Diluted	92,197	84,930

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$41,660	$31,802
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(8,132)	293

Comprehensive income	$33,528	$32,095

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$41,660	$31,802
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,956	8,745
Deferred taxes	332	(2,321)
Non-cash share-based compensation	757	788
Gain on disposal of long-lived assets	(247)	(559)
Gain on sale of intangible assets	—	(6,616)
Discount amortization on convertible notes	169	—
Change in assets and liabilities:
Accounts receivable, net	(166,914)	(140,786)
Inventories	3,602	(4,029)
Other assets	(5,948)	(2,010)
Accounts payable and accrued expenses	17,690	23,332
Accrued employee compensation and benefits	2,372	(977)
Accrued warranty expense	348	122
Income taxes receivable/payable	(381)	(13)
Other liabilities	(956)	116

Net cash used in operating activities	(100,560)	(92,406)

Cash flows from investing activities:
Capital expenditures	(3,145)	(8,687)
Proceeds from sales of property and equipment	3,651	50
Net proceeds from sales of intangible assets	—	26,861

Net cash provided by investing activities	506	18,224

Cash flows from financing activities:
Issuance of common stock	—	1
Dividends paid	(1,495)	(3,279)
Proceeds from credit facilities, net	79,489	85,900
Other financing activities	—	169

Net cash provided by financing activities	77,994	82,791

Effect of exchange rate changes on cash and cash equivalents	(1,871)	37

Net (decrease) increase in cash and cash equivalents	(23,931)	8,646
Cash and cash equivalents at beginning of period	52,003	43,023

Cash and cash equivalents at end of period	$28,072	$51,669

Supplemental disclosures:
Cash paid for income taxes, net	$(2,527)	$(1,982)
Cash (paid) received for interest and fees	$(2,062)	$673
Noncash investing and financing activities:
Dividends payable	$131	$438
Acquisition of treasury stock for minimum statutory withholding taxes	$357	$602
Accrued capital expenditures at period end	$564	$891

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Callaway Golf Shareholders
							Accumulated Other Comprehensive Income
	Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock		Non-controlling Interest
	Shares	Amount	Shares	Amount				Shares	Amount		Total
Balance, December 31, 2012	418	$4	72,264	$723	$204,510	$113,831	$14,770	(1,267)	$(14,848)	$2,718	$321,708

Acquisition of treasury stock	—	—	—	—	—	—	—	(55)	(357)	—	(357)
Issuance of treasury stock	—	—	—	—	(1,610)	—	—	137	1,610	—	—
Compensatory stock and stock options	—	—	9	—	757	—	—	—	—	—	757
Stock dividends	—	—	—	—	16	(16)	—	—	—	—	—
Cash dividends	—	—	—	—		(1,495)	—	—	—	—	(1,495)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(8,132)	—	—	—	(8,132)
Net income	—	—	—	—	—	41,660	—	—	—	381	42,041

Balance, March 31, 2013	418	$4	72,273	$723	$203,673	$153,980	$6,638	(1,185)	$(13,595)	$3,099	$354,522

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company” or “Callaway Golf”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

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

Recent Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU provides guidance on releasing cumulative translation adjustments to net income when an entity ceases to have a controlling financial interest in a subsidiary or business within a foreign entity. The cumulative translation adjustments should be released only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resides. The amendment is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated condensed financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 is effective for annual and interim reporting periods beginning on or after January 1, 2013 on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s disclosures to the consolidated condensed financial statements.

Note 2. Cost Reduction Initiatives

In July 2012, the Company implemented its cost-reduction initiatives (the “Cost Reduction Initiatives”) designed to streamline and simplify the Company’s organizational structure and change the manner in which the Company approaches and operates its business. In connection with these initiatives, the Company expects to incur total pre-tax charges of approximately $65,000,000, of which approximately two-thirds is expected to be non-cash charges. In the aggregate through March 31, 2013, the Company recognized total charges of $57,570,000 in connection with these initiatives. These initiatives are estimated to yield approximately $60,000,000 in annualized savings. The Company expects to incur estimated future charges of approximately $7,400,000 over the next nine months. These estimates are based upon current information and expectations; however, the amount, nature, or timing of these charges could vary as the Company further develops and implements these initiatives.

During the three months ended March 31, 2013, the Company recognized charges of $3,509,000 in connection with the Cost Reduction Initiatives. Amounts recognized in cost of sales and operating expenses totaled $2,282,000 and $1,227,000, respectively. See Note 17 for charges absorbed by the Company’s operating segments.

The table below depicts the total charges recognized during the three months ended March 31, 2013, the liability balances, and the current estimated future charges relating to the Cost Reduction Initiatives (in thousands). Amounts payable as of March 31, 2013 are included in accrued employee compensation and benefits and accounts payable and accrued expenses in the accompanying consolidated condensed balance sheets.

	Cost Reduction Initiatives
	Workforce Reductions	Transition Costs	Asset Write-offs	Total
Restructuring payable balance, December 31, 2012	$4,531	$591	$—	$5,122
Charges to cost and expense	1,091	2,418	—	3,509
Non-cash items	—	(1,699)	—	(1,699)
Cash payments	(3,547)	(717)	—	(4,264)

Restructuring payable balance, March 31, 2013	$2,075	$593	$—	$2,668

Total future estimated charges as of March 31, 2013	$1,000	$6,400	$—	$7,400

Note 3. Financing Arrangements

In addition to cash on hand as well as cash generated from operations, the Company relies on its asset-based revolving credit facility to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s 2012 Cost Reduction Initiatives (Note 2), demand for the Company’s products, foreign currency exchange rates, and the other risks and uncertainties applicable to the Company and its business. If the Company is unable to generate sufficient cash flows to fund its business due to a decline in sales or otherwise, and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on its credit facility for needed liquidity. If the Company’s current credit facility is not available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected. The Company believes that its current credit facility, along with its cash on hand and cash flows expected to be generated from operations is sufficient to meet the Company’s liquidity requirements for at least the next 12 months.

Asset-Based Revolving Credit Facility

The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $230,000,000, comprised of a $158,333,000 U.S. facility (of which $20,000,000 is available for letters of credit), a $31,667,000 Canadian facility (of which $5,000,000 is available for letters of credit) and a $40,000,000 United Kingdom facility (of which $2,000,000 is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $2,709,000 at March 31, 2013. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.

As of March 31, 2013, the Company had $79,489,000 borrowings outstanding under the ABL Facility and had $28,072,000 of cash and cash equivalents. As of March 31, 2013, the Company could borrow an additional $51,516,000 under the ABL Facility . The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are high and then decreases during the second half of the year when the Company’s accounts receivable balance is lower due to an increase in cash collections. Average outstanding borrowings during the three months ended March 31, 2013 was $38,975,000 and average available liquidity, defined as cash on hand combined with amounts available under the ABL Facility after outstanding borrowings was $91,072,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of March 31, 2013, the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25,000,000. The Company would not have met the fixed charge coverage ratio as of March 31, 2013; however, the Company’s borrowing base availability was above $25,000,000 during the three months ended March 31, 2013, and as such the Company was not subject to compliance with the fixed charge coverage ratio.

The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio.” The Company’s “availability ratio” is expressed as a percentage of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins may be permanently reduced by 0.25% if EBITDA meets or exceeds $25,000,000 over any trailing twelve month period, and may be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50,000,000 over any trailing twelve month period. At March 31, 2013, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.75%.

In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.

The origination fees incurred in connection with the ABL Facility totaled $4,273,000, which are being amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of March 31, 2013 and December 31, 2012 were $2,952,000 and $3,171,000, respectively, of which $908,000 and $906,000, respectively, were included in other current assets, and $2,044,000 and $2,265,000 were included in other assets, respectively, in the accompanying consolidated condensed balance sheets.

Convertible Senior Notes

In August 2012, the Company issued $112,500,000 of 3.75% Convertible Senior Notes (the “convertible notes”). The convertible notes pay interest of 3.75% per year on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year. The first interest payment was made on February 15, 2013. The convertible notes mature on August 15, 2019.

The Company incurred transactional fees of $3,533,000, which are being amortized over the term of the convertible notes. Unamortized transaction fees as of March 31, 2013 and December 31, 2012 were $3,239,000 and $3,365,000, respectively, of which $505,000 was included in other current assets as of both March 31, 2013 and December 31, 2012 in the accompanying consolidated condensed balance sheets, and $2,734,000 and $2,860,000 was included in other assets as of March 31, 2013 and December 31, 2012, respectively, in the accompanying consolidated condensed balance sheets.

The net carrying amount of the convertible notes as of March 31, 2013 and December 31, 2012 was $107,302,000 and $107,133,000, respectively. The unamortized discount of $5,198,000 as of March 31, 2013 will be amortized over the remaining term of approximately 6.4 years. Total interest and amortization expense recognized during the three months ended March 31, 2013 was $1,209,000.

The convertible notes are convertible, at the option of the note holder, at any time on or prior to the close of business on the business day immediately preceding August 15, 2019, into shares of common stock at an initial conversion rate of 133.3333 shares per $1,000 principal amount of convertible notes, which is equal to 15,000,000 shares of common stock at a conversion price of approximately $7.50 per share, subject to customary anti-dilution adjustments. Upon the occurrence of certain change of control events of the Company, the Company will pay a premium on the convertible notes converted in connection with such change of control events by increasing the conversion rate on such convertible notes.

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

The convertible notes contain certain covenants including payment of principal, certain repurchase obligations and interest, obligation of the Company to convert the convertible notes, and other customary terms as defined in the Indenture. The Company was in compliance with these covenants as of March 31, 2013.

Note 4. Preferred Stock

The Company has 417,639 shares of 7.50 % Series B Cumulative Perpetual Convertible Preferred Stock, 0.01 par value, (the “preferred stock”) outstanding. The preferred stock is generally convertible at any time at the holder’s option into common stock of the Company at an initial conversion rate of 14.1844 shares of Callaway’s common stock per share of preferred stock, which is equivalent to an initial conversion price of approximately $7.05 per share. At March 31, 2013, based on the initial conversion rate, approximately 5,924,000 shares of common stock would be issuable upon conversion of all of the outstanding shares of preferred stock.

The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative unpaid dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of March 31, 2013, the liquidation preference would have been $41,894,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.

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

Earnings per common share, diluted, is computed by dividing net income adjusted for the interest on the convertible notes by the weighted-average number of common shares – diluted. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method and the if-converted method in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share.” Dilutive securities include the common stock equivalents of convertible preferred stock and convertible notes, options granted pursuant to the Company’s stock option plans and outstanding restricted stock units granted to employees and non-employee directors (see Note 14).

Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when diluted earnings per share is higher than basic earnings per share.

The following table summarizes the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Earnings per common share—basic
Net income	$41,660	$31,802
Less: Preferred stock dividends	(783)	(2,625)

Net income allocable to common shareholders	$40,877	$29,177

Weighted-average common shares outstanding—basic	71,060	64,983

Basic earnings per common share	$0.58	$0.45

Earnings per common share—diluted
Net income	$41,660	$31,802
Interest on convertible debt, net of tax	1,209	—

Net income including assumed conversions	$42,869	$31,802

Weighted-average common shares outstanding—basic	71,060	64,983
Convertible notes weighted-average shares outstanding	15,000	—
Preferred stock weighted-average shares outstanding	5,924	19,858
Options, restricted stock and other dilutive securities	213	89

Weighted-average common shares outstanding—diluted	92,197	84,930

Dilutive earnings per common share	$0.47	$0.37

Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation of earnings per common share—diluted, as their effect would be antidilutive. For the three months ended March 31, 2013 and 2012, dilutive securities outstanding totaling approximately 5,979,000 and 9,463,000, respectively, were excluded from the calculation as their effect would have been antidilutive.

Note 6. Sale of Buildings

On February 28, 2013, the Company completed the sale of its manufacturing facility in Chicopee, Massachusetts for proceeds of $3,496,000, net of closing costs and commissions. The Company had marked the building down to its estimated selling price, net of commissions, fees and estimated environmental remediation costs in 2012 and recorded a loss on the sale of $31,000 during the first quarter of 2013. The Company has $1,243,000 accrued in accounts payable and accrued expenses as of March 31, 2013 and December 31, 2012 for certain environmental remediation costs that were incurred in connection with the sale of this facility. The Company has leased back a reduced portion of the square footage that it believes is adequate for ongoing golf ball operations.

Note 7. Inventories

Inventories are summarized below (in thousands):

	March 31, 2013	December 31, 2012
Inventories:
Raw materials	$50,716	$43,469
Work-in-process	783	619
Finished goods	150,452	167,646

	$201,951	$211,734

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

The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	March 31, 2013			December 31, 2012
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,241	340	31,581	31,022	559
Developed technology and other	1-9	7,961	7,927	34	7,961	7,921	40

Total intangible assets		$128,132	$39,168	$88,964	$128,132	$38,943	$89,189

Aggregate amortization expense on intangible assets was approximately $225,000 and $906,000 for the three months ended March 31, 2013 and 2012, respectively.

Amortization expense related to intangible assets at March 31, 2013 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2013	64
2014	68
2015	51
2016	51
2017	51
2018	51
Thereafter	38

$374

Goodwill at March 31, 2013 and December 31, 2012 was $28,412,000 and $29,034,000, respectively. The decrease in goodwill during the three months ended March 31, 2013 of $622,000 was due to foreign currency fluctuations. Gross goodwill before impairments at March 31, 2013 and December 31, 2012 was $30,161,000 and $30,783,000, respectively.

Note 9. Investments

Investment in TopGolf International, Inc.

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

The Company’s ownership interest in TopGolf is less than 20%. In addition, the Company does not have the ability to significantly influence the operating and financing activities and policies of TopGolf. Accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other,” and is included in other assets in the accompanying consolidated condensed balance sheets as of March 31, 2013 and December 31, 2012.

Note 10. Non-Controlling Interest

Investment in Qingdao Suntech Sporting Goods Limited Company

The Company has a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), in which Suntech manufactures and supplies certain golf balls solely for and to the Company. In connection with the agreement, the Company provides Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provides the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company has in the Suntech operations, the Company is required to consolidate the financial results of Suntech in its consolidated financial statements in accordance with ASC Topic 810, “Consolidations.” As of March 31, 2013 and December 31, 2012, non-controlling interest related to Suntech in the consolidated condensed statements of shareholders’ equity included net profits of $381,000 and $259,000, respectively.

Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company has entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000 of which $1,788,000 was outstanding as of March 31, 2013 and December 31, 2012. The Company recorded the loan in other assets in the accompanying consolidated condensed balance sheets.

Note 11. Product Warranty

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

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended March 31,
	2013	2012
Beginning balance	$7,539	$8,140
Provision	1,835	1,854
Claims paid/costs incurred	(1,487)	(1,732)

Ending balance	$7,887	$8,262

Note 12. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC 270, “Interim Reporting”, and ASC 740 “Accounting for Income Taxes” (together, “ASC 740”). In general, at the end of each interim period, the Company estimates the annual effective tax rate for foreign operations and applies that rate to its ordinary foreign quarterly earnings. For the three months ended March 31, 2013, the discrete method was used to calculate the Company’s U.S. interim tax expense as the annual effective rate was not considered a reliable estimate of year-to-date income tax expense. Under the discrete method, the Company determines its U.S. tax expense based upon actual results as if the interim period were an annual period. The Company’s full U.S. valuation allowance position and the seasonality of the Company’s business create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the use of the discrete method is more appropriate than the annual effective tax rate method.

The income tax expense for the first quarter of 2013 was $2,469,000 compared to a tax benefit of $292,000 for the same period in 2012. The difference is primarily due to the tax benefit recorded in 2012 resulting from the reversal of the deferred tax liabilities related to the Top-Flite and Ben Hogan indefinite lived assets sold in the first quarter of 2012.

The realization of deferred tax assets, including loss and credit carry forwards, is subject to the Company generating sufficient taxable income during the periods in which the temporary differences become realizable. Due to the Company’s taxable losses in the United States over the last few years, the Company has recorded a valuation allowance against its U.S. deferred tax assets. At each quarter end that a valuation allowance is maintained, as the U.S. deferred tax assets are adjusted upwards or downwards, the associated valuation allowance and income tax expense will be adjusted. If sufficient positive evidence arises in the future, such as a sustained return to profitability in the U.S. business, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached.

As of March 31, 2013, the liability for income taxes associated with uncertain tax positions was $7,773,000 and could be reduced by $2,849,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments as well as $2,205,000 of deferred taxes. The net amount of $2,719,000, if recognized, would favorably affect the Company’s consolidated condensed financial statements and effective income tax rate. The Company does not expect that unrecognized tax benefit liabilities will significantly increase or decrease during the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the three months ended March 31, 2013 and 2012, the Company recognized approximately $263,000 and $62,000, respectively, of interest expense and penalties in the provision for income taxes. As of March 31, 2013 and December 31, 2012, the Company had accrued $1,508,000 and $1,245,000, respectively, before income tax benefit, for the payment of interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2008 and prior
California (United States)	2007 and prior
Canada	2004 and prior
Japan	2006 and prior
South Korea	2008 and prior
United Kingdom	2008 and prior

Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s NOL and credit carry-forwards may be limited significantly if the Company were to experience a cumulative change in ownership of the Company’s stock by “5-percent shareholders” that exceeds 50% over a rolling three-year period. The Company does not believe there has been a cumulative change in ownership in excess of 50% during that period. The Company continues to monitor changes in ownership. If such a cumulative change did occur in any three year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.

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

Unconditional Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of March 31, 2013, the Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay under these agreements is $76,247,000 over the next four years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total.

Future purchase commitments as of March 31, 2013, are as follows (in thousands):

Remainder of 2013	$50,714
2014	21,308
2015	2,949
2016	970
2017	306
Thereafter	—

$76,247

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

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2013 was not material to the Company’s financial position, results of operations or cash flows.

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

Note 14. Share-Based Employee Compensation

As of March 31, 2013, the Company had one shareholder approved stock plan under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan. From time to time, the Company grants stock options, restricted stock units, phantom stock units, stock appreciation rights and other awards under this plan.

The table below summarizes the amounts recognized in the financial statements for the three months ended March 31, 2013 and 2012 for share-based compensation, including expense for phantom stock units and cash settled stock appreciation rights granted to employees (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of sales	$80	$80
Operating expenses	1,239	2,785

Total cost of employee share-based compensation included in income, before income tax	$1,319	$2,865

Stock Options

During the three months ended March 31, 2013, the Company granted 1,784,000 shares underlying stock options at a weighted average grant-date fair value of $2.46 per share. During the three months ended March 31, 2012, the number of shares underlying stock options granted was nominal. Total compensation expense recognized for stock options during the three months ended March 31, 2013 and 2012 was $379,000 and $435,000, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.

The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of stock options granted during the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Dividend yield	0.6%	1.2%
Expected volatility	48.8%	50.1%
Risk free interest rate	0.6%	0.8%
Expected life	4.3 years	4.9 years

Restricted Stock Units

The Company granted 368,000 and 300,000 shares underlying restricted stock units during the three months ended March 31, 2013 and 2012, respectively, at a weighted average grant-date fair value of $6.52 and $6.48, respectively. Total compensation expense recognized for restricted stock units during the three months ended March 31, 2013 and 2012 was $379,000 and $352,000, respectively. At March 31, 2013, the Company had $4,331,000 of total unrecognized compensation expense related to non-vested restricted stock units under the Company’s share-based payment plans. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated condensed statement of operations due to the application of forfeiture rates.

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

During the first quarter of 2012, the Company granted 284,000 shares of PSUs with a grant date fair value of $1,900,000. The Company did not grant PSUs in the first quarter of 2013. Compensation expense recognized for the three months ended March 31, 2013 and 2012 was $265,000 and $857,000, respectively. Accrued compensation expense for PSUs for the three months ended March 31, 2013 was $1,589,000, of which $924,000 and $665,000 was recorded in accrued employee compensation and benefits and long-term other liabilities, respectively, in the accompanying consolidated condensed balance sheets. At December 31, 2012, the Company accrued $1,324,000 in long-term other liabilities in the accompanying consolidated condensed balance sheet. There was no accrual in accrued employee compensation and benefits at December 31, 2012.

Stock Appreciation Rights

The Company records compensation expense for cash settled stock appreciation rights (“SARs”) based on the estimated fair value on the date of grant using the Black Scholes option-pricing model. SARs are subsequently remeasured at each interim reporting period based on a revised Black Scholes value until they are exercised. SARs vest over a three year period. During the three months ended March 31, 2012, the Company granted 3,100,000 SARs. The Company did not grant SARs in the first quarter of 2013. As of March 31, 2013 and 2012, the Company recognized $296,000 and $1,221,000 in compensation expense related to these awards. At March 31, 2013, the Company accrued compensation expense of $2,884,000, of which $2,489,000 and $395,000 was included in accrued employee compensation and benefits and long-term incentive compensation and other, respectively, in the accompanying consolidated condensed balance sheets. At December 31, 2012, the Company accrued compensation expense of $2,607,000, of which $1,819,000 and $788,000 was included in accrued employee compensation and benefits and long-term incentive compensation and other, respectively, in the accompanying consolidated condensed balance sheets.

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

The following table summarizes the valuation of the Company’s foreign currency exchange contracts (see Note 16) that are measured at fair value on a recurring basis by the above pricing levels at March 31, 2013 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Foreign currency derivative instruments—asset position	$6,234	$—	$6,234	$—
Foreign currency derivative instruments—liability position	(407)	—	(407)	—

	$5,827	$—	$5,827	$—

The fair value of the Company’s foreign currency exchange contracts is based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statements of operations.

Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are determined to be impaired. During the three months ended March 31, 2013 and 2012, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Disclosures about the Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable and trade accounts payable and accrued expenses at March 31, 2013 and December 31, 2012 are reasonable estimates of fair value due to the short-term nature of these balances. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized on the accompanying consolidated condensed balance sheets as of March 31, 2013 and December 31, 2012, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes(1)	$107,302	$122,063	$107,133	$118,406
Standby letters of credit(2)	2,709	2,709	3,265	3,265

(1)	The carrying value of the convertible notes at March 31, 2013 and December 31, 2012, is net of the unamortized discount of $5,198,000 and $5,367,000, respectively (see Note 3). The fair value of the convertible notes was determined based on secondary quoted market prices, and as such is classified as Level 2 in the fair value hierarchy.
(2)	Amounts outstanding under standby letters of credit represent the Company’s contingent obligation to perform in accordance with the underlying contracts to which they pertain. The fair value of standby letters is classified as Level 1 as it approximates the carrying value due to the short term nature of these obligations.

16. Derivatives and Hedging

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

The Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At March 31, 2013 and December 31, 2012, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $170,299,000 and $137,125,000, respectively. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statements of operations.

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at March 31, 2013 and December 31, 2012 (in thousands):

Derivatives not designated as hedging instruments	Asset Derivatives
	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$6,234	Other current assets	$5,011

Derivatives not designated as hedging instruments	Liability Derivatives
	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$407	Accounts payable and accrued expenses	$1,046

The following table summarizes the location of gains in the consolidated condensed statements of operations that were recognized during the three months ended March 31, 2013 and 2012, respectively, in addition to the derivative contract type (in thousands):

	Location of net gain recognized in income on derivative instruments	Amount of Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three months ended March 31,
		2013	2012
Foreign currency exchange contracts	Other income, net	$7,848	$5,685

The net realized and unrealized net gains and losses noted in the table above for the three months ended March 31, 2013 and 2012 were used by the Company to offset actual foreign currency transactional net gains and losses associated with the translation of foreign currencies in operating results.

17. Segment Information

The Company has two operating segments that are organized on the basis of products and include golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, rangefinders, other golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The golf balls segment consists primarily of Callaway Golf balls that are designed, manufactured and sold by the Company. During the first quarter of 2012, the Company completed the sale of certain assets related to the Top-Flite brand as well as the sale of the Ben Hogan brand. In addition, during the third quarter of 2012, the Company announced the transition of its golf apparel, footwear and integrated device business to a third party based model. As such, the net sales and income before income taxes for the three months ended March 31, 2012 include sales of Top-Flite and Ben Hogan golf products as well as sales of golf apparel, footwear and uPro GPS on-course measurement devices. There are no significant intersegment transactions.

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Net sales
Golf Clubs	$244,771	$242,552
Golf Balls	42,985	42,546

	$287,756	$285,098

Income before income taxes
Golf Clubs(1)	$43,989	$32,640
Golf Balls(1)	6,184	1,577
Reconciling items(2)	(6,044)	(2,707)

	$44,129	$31,510

Additions to long-lived assets
Golf Clubs	$3,606	$7,506
Golf Balls	11	184

	$3,617	$7,690

(1)	In connection with the Cost Reduction Initiatives (see Note 2), during the three months ended March 31, 2013, the Company’s golf clubs and golf balls segments absorbed $2,699,000 and $116,000, respectively, in pre-tax charges related to these initiatives.
(2)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the first quarter of 2013, the reconciling items include pre-tax charges of $694,000 related to the Cost Reduction Initiatives, and for the first quarter of 2012, the reconciling items include a pre-tax gain of $6,616,000 in connection with the sale of Top-Flite and Ben Hogan brands.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors” on page 2 of this report.

Results of Operations

Overview of Business and Seasonality

The Company designs, manufactures and sells high quality golf clubs and golf balls and also sells golf apparel, golf footwear, golf bags, gloves, eyewear and other golf-related accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s golf products are designed for golfers of all skill levels, both amateur and professional.

The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway golf balls. As discussed in Note 17 “Segment Information” to the Notes to Consolidated Condensed Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.

In most of the regions where the Company does business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s business is therefore also subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third quarter sales are generally dependent on reorder business but are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key markets. However, fourth quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, however, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability generally occurs during the first half of the year.

More than half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s reported net sales in regions outside the U.S. in 2013 were negatively affected by the translation of foreign currency sales into U.S. dollars based on 2013 exchange rates. If 2012 exchange rates were applied to 2013 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $8.1 million higher than the net sales reported in the first quarter of 2013.

Executive Summary

The Company’s operating results for the first quarter of 2013 improved compared to the first quarter of 2012 due to increases in net sales and gross margin combined with a decrease in operating expenses. The strength of the Company’s 2013 product line, including its new X Hot products and Versa line of putters, combined with the earlier timing of product launches in the first quarter of 2013 compared to the first quarter of 2012, resulted in a slight increase in net sales for the first quarter of 2013 to $287.8 million compared to net sales of $285.1 million in the first quarter of 2012. The Company achieved this increase in net sales despite (i) an $8.1 million negative impact on net sales resulting from unfavorable changes in foreign currency exchange rates during the first quarter of 2013 compared to the same period in 2012 and (ii) a $19.6 million negative impact on net sales in the first quarter of 2013 compared to the same period in 2012 resulting from the 2012 sale of the Top-Flite and Ben Hogan brands and the Company’s transition to a third party model for other products, including U.S. apparel and footwear.

Gross margin increased by 170 basis points to 45.3% during the first quarter of 2013 compared to 43.6% during the comparable quarter of 2012. This improvement was primarily driven by the current year launch of the Razr Fit Extreme and X Hot family of woods, which have higher margins compared to the predecessor Razr Fit and Razr X family of woods launched in the first quarter of 2012. In addition, gross margin was favorably affected by improvements in the Company’s cost structure resulting from the Company’s 2012 restructuring initiatives (the “Cost Reduction Initiatives”). The Company continues to make progress on its Cost Reduction Initiatives, which resulted in a 6% or $6.2 million reduction in operating expenses in the first quarter of 2013 compared to the first quarter of 2012.

The increases in sales and gross margins and the decrease in operating expenses contributed to a $9.9 million increase in net income and a $0.10 increase in earnings per share for the first quarter of 2013 compared to the first quarter of 2012. Overall, the first quarter was an important first step in the Company’s multi-year turnaround and management is pleased the recovery is on track. It is still early in the year, though, and the second quarter will have a big impact on the Company’s ability to achieve its full year financial targets. Looking forward, the 2013 golf season is experiencing a delayed start in many geographical regions due to inclement weather, which could affect the Company’s second quarter results, and the Company anticipates that the foreign currency headwinds experienced during the first quarter will continue through the balance of the year. Despite these challenges, management expects that its 2013 full year operating results will be significantly improved compared to 2012.

Three-Month Periods Ended March 31, 2013 and 2012

Net sales for the first quarter of 2013 increased $2.7 million to $287.8 million compared to $285.1 million in the first quarter of 2012. This increase was primarily due to increases in sales of woods and putters resulting from the successful launch of the Company’s X Hot woods and Versa putters which were both introduced during the first quarter of 2013, combined with the earlier timing of product launches in the first quarter of 2013 compared to the first quarter of 2012. These increases were partially offset by a decline in sales of the Company’s accessories and other products primarily due to the transition of the Company’s apparel and footwear sales in the U.S. to a licensing arrangement during the second half of 2012. Additionally, the Company’s net sales for the first quarter of 2013 were negatively impacted by $8.1 million resulting from unfavorable fluctuations in foreign currency rates. The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended March 31,		Growth
	2013	2012	Dollars	Percent
Net sales:
Golf clubs	$244.8	$242.6	$2.2	1%
Golf balls	43.0	42.5	0.5	1%

	$287.8	$285.1	$2.7	1%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2013	2012	Dollars	Percent
Net sales:
United States	$159.8	$149.7	$10.1	7%
Europe	38.3	42.7	(4.4)	(10)%
Japan	44.1	42.2	1.9	5%
Rest of Asia	20.1	18.0	2.1	12%
Other countries	25.5	32.5	(7.0)	(22)%

	$287.8	$285.1	$2.7	1%

Net sales in the United States increased $10.1 million (7%) to $159.8 million during the first quarter of 2013 compared to the same period in the prior year. As mentioned above, this increase was primarily due to the successful launch of the Company’s new 2013 woods and putter products combined with the earlier timing of product launches. The Company’s sales in regions outside of the United States decreased $7.4 million to $128.0 million for the first quarter of 2013 compared to $135.4 million in the same quarter of 2012. This decrease was largely caused by a decline in sales in Canada and Europe due to unusually cold weather in those regions during the first quarter of 2013. This was partially offset by an increase in sales in Japan primarily due to favorable consumer acceptance of the Company’s new products launched in that region during the current quarter. Additionally, the Company’s reported net sales in regions outside the United States in 2013 were unfavorably affected by the translation of foreign currency sales into U.S. Dollars based upon 2013 exchange rates. If 2012 exchange rates were applied to 2013 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $8.1 million higher than reported in the first quarter of 2013.

Gross profit increased $6.0 million to $130.4 million for the first quarter of 2013 compared to $124.4 million in the first quarter of 2012. Gross profit as a percentage of net sales (“gross margin”) increased to 45.3% in the first quarter of 2013 compared to 43.6% in the first quarter of 2012. The increase in gross margin was primarily due to (i) improvements in the Company’s cost structure as a result of the 2012 Cost Reduction Initiatives; (ii) a decrease in closeout activity in the putters category during the first quarter of 2013 combined with the successful launch of the Versa putter; and (iii) the current year launch of the Razr Fit Extreme family of woods and X Hot drivers, which have higher margins relative to the Razr Fit and Razr X woods that were launched in the first quarter of 2012. These increases were partially offset by an increase in club component costs due to more expensive materials and technology incorporated into the X Hot family of woods and Versa putters, in addition to charges incurred during the first quarter of 2013 in connection with the Cost Reduction Initiatives. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses decreased by $8.5 million to $68.3 million (24% of net sales) in the first quarter of 2013 compared to $76.8 million (27% of net sales) in the comparable period of 2012. This decrease was primarily due to the Company’s Cost Reduction Initiatives, which resulted in a $5.1 million decline in employee costs and travel and entertainment expenses.

General and administrative expenses increased by $2.4 million to $14.6 million (5% of net sales) in the first quarter of 2013 compared to $12.2 million (4% of net sales) in the comparable period of 2012. This increase was primarily due to the recognition of a $6.6 million net gain in connection with the sale of the Company’s Top-Flite and Ben Hogan brands during the first quarter of 2012. This increase was partially offset by headcount reductions due to the Company’s Cost Reduction Initiatives, which resulted in a $1.7 million decrease in employee costs, in addition to decreases of $1.0 million in professional fees and $0.9 million in legal expenses.

Research and development expenses were relatively flat at $7.4 million (3% of net sales) in the first quarter of 2013 compared to $7.5 million (3% of net sales) in the comparable period of 2012.

Other income, net increased to $4.0 million in the first quarter of 2013 compared to $3.7 million in the comparable period of 2012. This improvement was primarily due to an increase in net foreign currency gains in the first quarter of 2013 compared to the same period in 2012, partially offset by an increase in interest expense.

The Company’s provision for income taxes was $2.5 million for the first quarter of 2013, compared to a benefit of $0.3 million for the first quarter of 2012. The $2.8 million increase resulted from the sale of indefinite lived assets relating to the Top-Flite and Ben Hogan brands during the first quarter of 2012. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s effective tax rate for the first quarter of 2013 is not comparable to the effective tax rate for the first quarter of 2012 as the Company’s income tax amount is not directly correlated to the amount of its pretax income.

Net income for the first quarter of 2013 increased to $41.7 million compared to $31.8 million in the comparable quarter of 2012. Diluted earnings per share increased to $0.47 in the first quarter of 2013 compared to $0.37 in comparable period of 2012. The Company’s net income for the first quarter of 2013 and 2012 includes the following charges and gains (in millions):

	Three Months Ended March 31,
	2013	2012
Pre-tax charges related to the Cost Reduction Initiatives	$(3.5)	$—
Pre-tax gain on the sale of brands	—	6.6
Income tax (provision) benefit(1)	(2.5)	0.3

Total charges	$(6.0)	$6.9

(1)	The Company’s income tax provision for 2013 and 2012 is affected by the establishment of a valuation allowance against the Company’s U.S. deferred tax assets and is therefore not directly correlated to the amount of its pretax income. See Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended March 31, 2013 and 2012

Golf Clubs Segment

Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2013	2012	Dollars	Percent
Net sales:
Woods	$99.5	$90.7	$8.8	10%
Irons	57.5	58.3	(0.8)	(1)%
Putters	32.6	24.1	8.5	35%
Accessories and other	55.2	69.5	(14.3)	(21)%

	$244.8	$242.6	$2.2	1%

The $8.8 million (10%) increase in net sales of woods to $99.5 million for the quarter ended March 31, 2013 resulted from an increase in both sales volume and average selling prices. The increase in sales volume was primarily due to the successful launch of the X Hot woods, which experienced better sell-in at retail than the prior year Razr X woods, combined with the earlier timing of product launches in the first quarter of 2013 compared to the first quarter of 2012. The increase in average selling prices was due to the introduction of the X Hot and Razr Fit Xtreme woods at higher average selling prices than their predecessors, the Razr X and Razr Fit woods sold in the same period of the prior year.

The $0.8 million (1%) decrease in net sales of irons to $57.5 million for the quarter ended March 31, 2013 was primarily attributable to a $4.7 million decline in sales of wedges almost completely offset by a $3.9 million increase in sales of irons. The decline in sales of wedges was primarily due to the timing of new product launches resulting from the introduction of the Forged wedges during the first quarter of 2012 with no comparable new wedge launch during the first quarter of the current year. The increase in sales of irons was due to an increase in sales volume resulting from the strong performance of the X Hot irons introduced during the first quarter of 2013 compared to the Razr X irons launched in the prior year.

The $8.5 million (35%) increase in net sales of putters to $32.6 million for the quarter ended March 31, 2013 was primarily attributable to an increase in sales volume and average selling prices. The increase in sales volume was due to the earlier timing of new product introductions with the launch of the Versa and White Hot Pro putters during the first quarter of 2013 compared to the prior year Metal X putters launched during the second quarter of 2012. The increase in average selling prices was attributable to a decline in promotional activity during the first quarter of 2013 compared to the same period in the prior year.

The $14.3 million (21%) decrease in net sales of accessories and other products to $55.2 million for the quarter ended March 31, 2013 was primarily due to the transition of the Company’s apparel and footwear sales in the U.S. to a licensing arrangement during the second half of 2012.

Golf Balls Segment

Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth
	2013	2012	Dollars	Percent
Net sales:
Golf balls	$43.0	$42.5	$0.5	1%

The $0.5 million (1%) increase in net sales of golf balls to $43.0 million for the quarter ended March 31, 2013 was primarily due to an increase in sales volume partially offset by a decline in average selling prices. The increase in sales volume was primarily due to an increase in sales of lower priced golf ball models as well as an increase in the number of golf ball models launched during the first quarter of 2013 compared to the same quarter of the prior year. This increase more than offset the $7.2 million decline in sales of Top-Flite golf balls due to the sale of the Top-Flite brand in the first quarter of 2012. The decline in average selling prices resulted from a shift in product mix to sales of lower priced golf ball models combined with no premium ball launch during the first quarter of 2013.

Segment Profitability

Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2013	2012	Dollars	Percent
Income before income taxes
Golf clubs(1)	$44.0	$32.6	$11.4	35%
Golf balls(1)	6.2	1.6	4.6	288%
Reconciling items(2)	(6.1)	(2.7)	(3.4)	(126)%

	$44.1	$31.5	$12.6	40%

(1)	In connection with the Cost Reduction Initiatives (see Note 2 to the Notes to Consolidated Condensed Financial Statements), during the three months ended March 31, 2013, the Company’s golf clubs and golf balls segments absorbed $2.7 million and $0.1 million, respectively, in pre-tax charges related to these initiatives.
(2)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the first quarter of 2013, the reconciling items include pre-tax charges of $0.7 million related to the Cost Reduction Initiatives, and for the first quarter of 2012, the reconciling items include a pre-tax gain of $6.6 million in connection with the sale of the Top-Flite and Ben Hogan brands.

Pre-tax income in the Company’s golf clubs operating segment increased to $44.0 million for the first quarter of 2013 from $32.6 million for the comparable period in the prior year. This increase was primarily driven by a decrease in operating expenses as a result of net savings realized from the Cost Reduction Initiatives, combined with an increase in net sales as discussed above and an increase in gross margin. The increase in gross margin was primarily driven by (i) the current year launch of the Razr Fit Extreme and X Hot family of woods, which have higher margins relative to the Razr Fit and Razr X family of woods that were launched in the first quarter of 2012; (ii) a decrease in closeout activity in the putters category during the first quarter of 2013, combined with the successful launch of the Versa putter; and (iii) improvements in the Company’s cost structure as a result of the Cost Reduction Initiatives. These increases were partially offset by an increase in club component costs due to more expensive materials and technology incorporated into the X Hot family of woods and Versa putters. In addition, during the first quarter of 2013, the golf clubs operating segment absorbed pre-tax charges of $2.7 million in connection with the Cost Reduction Initiatives, of which $2.2 million was included in gross profit.

Pre-tax income in the Company’s golf balls operating segment increased to $6.2 million for the first quarter of 2013 from $1.6 million for the comparable period in the prior year. This increase was primarily attributable to a decrease in operating expenses as a result of net savings realized from the Cost Reduction Initiatives, combined with a slight increase in net sales as discussed above and an increase in gross margin. The increase in gross margin was primarily driven by improvements in the Company’s cost structure as a result of the Cost Reduction Initiatives.

Financial Condition

The Company’s cash and cash equivalents decreased $23.9 million to $28.1 million at March 31, 2013, from $52.0 million at March 31, 2012. The levels of cash and cash equivalents fluctuate with the seasonality of the Company’s business and are affected by the timing of product launches. Generally, during the first quarter, the Company will rely more heavily on its credit facility to fund operations as cash inflows from operations begin to increase during the second quarter as a result of cash collections from customers. During the three months ended March 31, 2013 and 2012, the Company used its cash and cash equivalents and borrowings from its credit facility to fund $100.6 million and $92.4 million, respectively, of cash used in operating activities, in addition to $3.1 million and $8.7 million, respectively, in capital expenditures. The increase in cash used in operating activities was primarily driven by a decrease in cash collected from the Company’s net accounts receivable during the first quarter of 2013 relative to the first quarter of 2012 as a result of lower sales during the fourth quarter of 2012 compared to the fourth quarter of 2011. Management expects to fund the Company’s future operations from cash provided by its operating activities combined with borrowings from its credit facility, as deemed necessary (see further information on the Company’s credit line below).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of March 31, 2013, the Company’s net accounts receivable increased $164.6 million to $255.7 million from $91.1 million as of December 31, 2012. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $287.8 million during the first quarter of 2013 compared to net sales of $119.9 million during the fourth quarter of 2012. The Company’s net accounts receivable as of March 31, 2013 was flat compared to the Company’s net accounts receivable as of March 31, 2012.

The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s net inventory decreased $9.8 million to $201.9 million as of March 31, 2013 compared to $211.7 million as of December 31, 2012. The Company’s net inventory decreased by $34.3 million as of March 31, 2013 compared to the Company’s net inventory as of March 31, 2012. Net inventories as a percentage of the trailing 12 months net sales decreased to 24.1% as of March 31, 2013 compared to 26.7% as of March 31, 2012. This decrease was driven primarily by a reduction in Top-Flite inventory due to the sales of the brand in 2012, a reduction in golf apparel and footwear inventory due to the Company’s transition to a third-party based model during the third quarter of 2012, and a decrease in irons inventory due to fewer irons models offered in 2013 compared to 2012.

Liquidity and Capital Resources

Liquidity

The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and the ABL Facility. Over the past four years, the Company has experienced revenue declines and incurred significant losses, including negative cash flows from operations in 2012. During the second half of 2012, the Company implemented significant changes to its business, including among other things, steps designed to increase product sales as well as initiatives designed to reduce the Company’s manufacturing costs and operating expenses. The Company believes these initiatives will increase the Company’s cash flows from operations in 2013. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2013, and current and projected availability under the ABL Facility, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, contractual obligations and commercial commitments for at least the next 12 months.

The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s 2012 Cost Reduction Initiatives, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2012). While management believes the 2012 Cost Reduction Initiatives will be effective, no assurance can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to fund its business due to a further decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on the ABL Facility for needed liquidity. If the ABL Facility is not then available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected.

As of March 31, 2013, a significant portion of the Company’s total cash is held in regions outside of the U.S. Outside of settling intercompany balances during the normal course of operations, the Company may repatriate funds from its foreign subsidiaries. The Company has not, nor does it anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. As such, the Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If in the future the Company decides to repatriate such foreign earnings, it would need to accrue and pay incremental U.S. federal and state income tax, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards.

Asset-Based Revolving Credit Facility

The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”), which provides a senior secured asset-based revolving credit facility of up to $230.0 million, comprised of a $158.3 million U.S. facility (of which $20.0 million is available for letters of credit), a $31.7 million Canadian facility (of which $5.0 million is available for letters of credit) and a $40.0 million United Kingdom facility (of which $2.0 million is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $2.7 million at March 31, 2013. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.

As of March 31, 2013, the Company had $79.5 million outstanding under the ABL Facility and had $28.1 million of cash and cash equivalents. As of March 31, 2013, the Company could borrow an additional $51.5 million under the ABL Facility. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are high and then decreases during the second half of the year when the Company’s accounts receivable balance is lower due to an increase in cash collections. The average outstanding borrowings during 2013 were $39.0 million and average liquidity, defined as cash on hand combined with amounts available under the ABL Facility after outstanding borrowings, was $91.1 million. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.

The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of March 31, 2013 the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company will be subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25.0 million. The Company would not have met the fixed charge coverage ratio as of March 31, 2013, however, the Company’s borrowing base availability was above $25.0 million during 2013, and as such the Company was not subject to compliance with the fixed charge coverage ratio.

The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). The Company’s “availability ratio” is the ratio, expressed as a percentage, of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins may be permanently reduced by 0.25% if EBITDA meets or exceeds $25.0 million over any trailing twelve month period, and may be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50.0 million over any trailing twelve month period. At March 31, 2013, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.75%.

In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.

The origination fees incurred in connection with the ABL Facility totaled $4.3 million, which are being amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of March 31, 2013 were $3.0 million, of which $0.9 million and $2.1 million were included in other current assets and other assets, respectively, in the accompanying consolidated condensed balance sheet. Unamortized origination fees as of December 31, 2012 were $3.2 million, of which $0.9 million and $2.3 million were included in other current assets and other assets, respectively, in the accompanying consolidated condensed balance sheet.

Convertible Senior Notes

In August 2012, the Company issued $112.5 million of convertible notes. The convertible notes pay interest of 3.75% per year on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year. The first payment was made on February 15, 2013. The convertible notes mature on August 15, 2019.

The Company incurred transactional fees of $3.5 million, which are being amortized over the term of the convertible notes. Unamortized transaction fees as of March 31, 2013 and December 31, 2012 were $3.2 million and $3.4 million, respectively, of which $0.5 million were included in other current assets as of both March 31, 2013 and December 31, 2012 in the accompanying consolidated condensed balance sheets, and $2.7 million and $2.9 million were included in other assets as of March 31, 2013 and December 31, 2012, respectively, in the accompanying consolidated condensed balance sheets.

The net carrying amount of the convertible notes as of March 31, 2013 and December 31, 2012 was $107.3 million and $107.1 million, respectively. The unamortized discount of $5.2 million as of March 31, 2013 will be amortized over the remaining term of approximately 6.4 years. Total interest and amortization expense recognized during the first quarter in 2013 was $1.2 million.

The convertible notes are convertible, at the option of the note holder, at any time on or prior to the close of business on the business day immediately preceding August 15, 2019, into shares of common stock at an initial conversion rate of 133.3333 shares per $1,000 principal amount of convertible notes, which is equal to 15.0 million shares of common stock at a conversion price of approximately $7.50 per share, subject to customary anti-dilution adjustments. Upon the occurrence of certain change of control events of the Company, the Company will pay a premium on the convertible notes converted in connection with such change of control events by increasing the conversion rate on such convertible notes.

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

The convertible notes contain certain covenants including payment of principal, certain repurchase obligations and interest, obligations of the Company to convert the convertible notes, and other customary terms as defined in the indenture relating to the convertible notes. The Company was in compliance with these covenants as of March 31, 2013.

Other Significant Cash and Contractual Obligations

The following table summarizes certain significant cash obligations as of March 31, 2013 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Convertible notes(1)	$112.5	$—	$—	$—	$112.5
Interest on convertible notes(1)	27.0	4.2	8.6	8.4	5.8
Unconditional purchase obligations(2)	76.3	50.7	24.3	1.3	—
Operating leases(3)	37.1	13.2	18.5	5.3	0.1
Uncertain tax contingencies(4)	7.8	0.9	2.6	1.7	2.6

Total	$260.7	$69.0	$54.0	$16.7	$121.0

(1)	In August 2012, the Company issued $112.5 million of convertible notes due August 15, 2019. Interest of 3.75% per year on the principal amount is payable semiannually in arrears on February 15 and August 15 of each year.

(2)	During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(3)	The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.
(4)	Amount represents total uncertain income tax positions. For further discussion see Note 12 “Income Taxes” to the Consolidated Condensed Financial Statements in this Form 10-Q.

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

The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2013 was not material to the Company’s financial position, results of operations or cash flows.

In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 13 “Commitments and Contingencies” to the Notes to Consolidated Condensed Financial Statements and “Legal Proceedings” in Item 1 of Part II in this Form 10-Q.

Capital Expenditures

The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $15.0 million to $20.0 million for the year ending December 31, 2013.

Off-Balance Sheet Arrangements

At March 31, 2013, the Company had total outstanding commitments on non-cancelable operating leases of approximately $37.1 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 5 years expiring at various dates through August 2018, with options to renew at varying terms.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2012.

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

The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At March 31, 2013 and December 31, 2012, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $170.3 million and $137.1 million, respectively. At March 31, 2013 and December 31, 2012, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2013 through its foreign currency exchange contracts.

The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $18.2 million at March 31, 2013. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations

The Company is exposed to interest rate risk from its ABL Facility. Outstanding borrowings under the ABL Facility accrue interest as described in Note 3 to the Company’s Consolidated Condensed Financial Statements in this Form 10-Q and in “Liquidity and Capital Resources” above. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by an increase of 10% in interest rates is $0.3 million at March 31, 2013.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2013, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain Factors Affecting Callaway Golf Company

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2012, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2012 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

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

During the three months ended March 31, 2013, the Company repurchased 55,000 shares of its common stock at an average cost per share of $6.50 under the November 2007 repurchase program. The Company received these shares to settle taxes paid on behalf of holders of restricted stock units. As of March 31, 2013, the Company remained authorized to repurchase up to an additional $72.4 million of its common stock under this program.

The following table summarizes the purchases by the Company under its repurchase programs during the first quarter of 2013 (in thousands, except per share data):

	Three Months Ended March 31, 2013
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
January 1, 2013—January 31, 2013	55	$6.50	55	$72,437
February 1, 2013—February 28, 2013	—	$—	—	$72,437
March 1, 2013—March 31, 2013	—	$—	—	$72,437

Total	55	$6.50	55	$72,437

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

3.3	Amended and Restated Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 5, 2010 (file no. 1-10962).

4.1	Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 15, 2009 (file no. 1-10962).

4.2	Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 15, 2009 (file no. 1-10962).

10.1	First Amendment to Officer Employment Agreement effective as of March 5, 2013, by and between the Company and Oliver G. Brewer III, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 5, 2013 (file no. 1-10962).

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Oliver G. Brewer III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

(†)	Included with this Report.
*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ Bradley J. Holiday
Bradley J Holiday
Senior Executive Vice President and Chief Financial Officer

Date: April 29, 2013

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Oliver G. Brewer III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.