Form 10-Q
period 2013-06-30
CALLAWAY GOLF CO
filed 2013-07-29
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period                      to
Commission file number 001-10962

Callaway Golf Company (Exact name of registrant as specified in its charter)

Delaware	95-3797580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2180 Rutherford Road,Carlsbad, CA 92008
(760) 931-1771
(Address, including zip code, and telephone number, including area code, of principal executive offices)
_________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, the number of shares outstanding of the Registrant’s common stock and preferred stock outstanding was 71,137,199 and 417,639, respectively.

Important Notice to Investors Regarding Forward-Looking Statements: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, the estimated amount or timing of charges and savings related to the Company’s various restructuring initiatives, the reinvestment of the savings and the benefits to be derived therefrom, as well as improved financial results during 2013, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including delays, difficulties, changed strategies, or increased costs in implementing the Company’s turnaround plans, including the 2012 cost reduction initiatives; consumer acceptance of and demand for the Company’s products; the level of promotional activity in the marketplace; future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions; future changes in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs; adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities; delays, difficulties or increased costs in the supply of components needed to manufacture the Company’s products or in manufacturing the Company’s products; adverse weather conditions and seasonality; any rule changes or other actions taken by the USGA or other golf association that could have an adverse impact upon demand or supply of the Company’s products; a decrease in participation levels in golf; and the effect of terrorist activity, armed conflict, natural disasters or pandemic diseases on the economy generally, on the level of demand for the Company’s products or on the Company’s ability to manage its supply and delivery logistics in such an environment; as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in the Company’s most recent Form 10-K, as well as the Company’s other reports on Forms 10-Q and 8-K subsequently filed with the Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.
Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Anypoint—Backstryke—Big Bertha—Black Series Tour Designs—Callaway—Callaway Golf—C Grind—Chev—Chev 18—Chevron Device—D.A.R.T.—Demonstrably Superior and Pleasingly Different—Divine—Eagle—ERC—FTiZ—FT Optiforce—FT Performance—FT Tour—Fusion—Gems—Great Big Bertha—Heavenwood—HX—HX Diablo—Hex Aerodynamics—Hex Black Tour—Hex Chrome—Hex Hot—Hex Diablo—Hex Solaire—Hex Warbird—IMIX—Legacy—Legacy Aero—Legend—Mack Daddy—Marksman—Metal—X—Number One Putter in Golf—Odyssey—OptiFit—ORG.14—ProType—ProType Black—Razr Fit—Razr Fit Xtreme—Razr Hawk—Razr X—Razr XF—Razr X HL—Razr X Muscleback—Razr X Tour—Rossie—S2H2—Sabertooth—Solaire—Steelhead—Strata—Stronomic—Sure—Out—Tank—Teron—Tech Series—Ti—Hot—Tour Authentic—Tour i—Tour i(S)—Tour iX—Tour i(Z)—Trade In! Trade Up!—Tru Bore—uDesign—uPro—Versa—VFT—Warbird—White Hot—White Hot Tour—White Hot Pro—White Ice—World's Friendliest—X—Act—X Forged—X Hot—X Hot Pro—XJ Series—X—SPANN—Xtra Traction Technology—XTT—Xtra Width Technology—XWT—2—Ball—3 Deep.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$29,959	$52,003
Accounts receivable, net	229,290	91,072
Inventories	187,230	211,734
Other current assets	32,216	29,791
Assets held for sale	—	2,396
Total current assets	478,695	386,996
Property, plant and equipment, net	76,019	89,093
Intangible assets, net	88,943	89,189
Goodwill	28,407	29,034
Other assets	43,636	43,324
Total assets	$715,700	$637,636
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$127,688	$129,021
Accrued employee compensation and benefits	25,443	20,649
Accrued warranty expense	8,241	7,539
Asset-based credit facility	38,500	—
Other current liabilities	5,534	4,357
Total current liabilities	205,406	161,566
Long-term liabilities:
Income tax payable	6,112	6,565
Deferred taxes, net	33,769	33,533
Convertible notes, net (Note 3)	107,477	107,133
Long-term incentive compensation and other	4,904	7,131
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 417,639 shares issued and outstanding at both June 30, 2013 and December 31, 2012	4	4
Common stock, $.01 par value, 240,000,000 shares authorized, 72,319,869 and 72,264,020 shares issued at June 30, 2013 and December 31, 2012, respectively	723	723
Additional paid-in capital	204,553	204,510
Retained earnings	162,551	113,831
Accumulated other comprehensive income	936	14,770
Less: Common stock held in treasury, at cost, 1,182,670 and 1,267,436 shares at June 30, 2013 and December 31, 2012, respectively	(13,563)	(14,848)
Total Callaway Golf Company shareholders’ equity	355,204	318,990
Non-controlling interest in consolidated entity (Note 10)	2,828	2,718
Total shareholders’ equity	358,032	321,708
Total liabilities and shareholders’ equity	$715,700	$637,636

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$249,646	$281,123	$537,402	$566,221
Cost of sales	153,994	170,470	311,314	331,197
Gross profit	95,652	110,653	226,088	235,024
Operating expenses:
Selling expense	61,672	75,711	129,980	152,549
General and administrative expense	15,169	18,446	29,756	30,680
Research and development expense	7,333	6,930	14,746	14,403
Total operating expenses	84,174	101,087	174,482	197,632
Income from operations	11,478	9,566	51,606	37,392
Other income (expense), net	28	(4,571)	4,029	(887)
Income before income taxes	11,506	4,995	55,635	36,505
Income tax provision	1,435	2,196	3,904	1,904
Net income	10,071	2,799	51,731	34,601
Dividends on convertible preferred stock	783	2,625	1,566	5,250
Net income allocable to common shareholders	$9,288	$174	$50,165	$29,351
Earnings per common share:
Basic	$0.13	$0.00	$0.71	$0.45
Diluted	$0.12	$0.00	$0.59	$0.41
Weighted-average common shares outstanding:
Basic	71,111	65,060	71,086	65,021
Diluted	86,349	65,112	92,235	84,950

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$10,071	$2,799	$51,731	$34,601
Other comprehensive loss:
Foreign currency translation adjustments	(5,702)	(1,361)	(13,834)	(1,068)
Comprehensive income	$4,369	$1,438	$37,897	$33,533

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$51,731	$34,601
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,428	18,234
Deferred taxes	200	(1,746)
Non-cash share-based compensation	1,670	1,896
Loss (gain) on disposal of long-lived assets	2,644	(975)
Gain on sale of intangible assets	—	(6,602)
Discount amortization on convertible notes	344	—
Change in assets and liabilities:
Accounts receivable, net	(144,686)	(141,100)
Inventories	14,381	16,769
Other assets	(2,875)	690
Accounts payable and accrued expenses	(7,289)	(11,941)
Accrued employee compensation and benefits	4,816	(964)
Accrued warranty expense	702	(277)
Other liabilities	(2,106)	135
Net cash used in operating activities	(67,040)	(91,280)
Cash flows from investing activities:
Capital expenditures	(6,004)	(14,115)
Proceeds from sales of property and equipment	3,935	70
Net proceeds from sales of intangible assets	—	26,861
Other investing activities	(1,480)	—
Net cash (used in) provided by investing activities	(3,549)	12,816
Cash flows from financing activities:
Dividends paid	(2,989)	(6,554)
Proceeds from credit facilities, net	38,500	70,150
Other financing activities	—	69
Net cash provided by financing activities	35,511	63,665
Effect of exchange rate changes on cash and cash equivalents	13,034	(238)
Net decrease in cash and cash equivalents	(22,044)	(15,037)
Cash and cash equivalents at beginning of period	52,003	43,023
Cash and cash equivalents at end of period	$29,959	$27,986
Supplemental disclosures:
Cash paid for income taxes, net	$(3,578)	$(2,983)
Cash paid for interest and fees	$(3,632)	$(2,355)
Noncash investing and financing activities:
Dividends payable	$131	$438
Issuance of treasury stock from the settlement of compensatory stock awards	$1,649	$3,244
Acquisition of treasury stock for minimum statutory withholding taxes	$(364)	$(696)
Accrued capital expenditures at period end	$550	$727

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Callaway Golf Shareholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Non-Controlling Interest	Total
Balance at December 31, 2012	418	$4	72,264	$723	$204,510	$113,831	$14,770	(1,267)	$(14,848)	$2,718	$321,708
Acquisition of treasury stock	—	—	—	—	—	—	—	(56)	(364)	—	(364)
Issuance of treasury stock	—	—	—	—	(1,649)	—	—	140	1,649	—	—
Compensatory stock and stock options	—	—	56	—	1,670	—	—	—	—	—	1,670
Stock dividends	—	—	—	—	22	(22)	—	—	—	—	—
Cash dividends	—	—	—	—	—	(2,989)	—	—	—	—	(2,989)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(13,834)	—	—	—	(13,834)
Net income	—	—	—	—	—	51,731	—	—	—	110	51,841
Balance at June 30, 2013	418	$4	72,320	$723	$204,553	$162,551	$936	(1,183)	$(13,563)	$2,828	$358,032

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
Recent Accounting Standards
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU provides guidance on releasing cumulative translation adjustments to net income when an entity ceases to have a controlling financial interest in a subsidiary or business within a foreign entity. The cumulative translation adjustments should be released only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resides. This ASU is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements.
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

Note 2. Cost Reduction Initiatives
In July 2012, the Company implemented its cost-reduction initiatives (the “Cost Reduction Initiatives”) designed to streamline and simplify the Company’s organizational structure and change the manner in which the Company approaches and operates its business. In the aggregate through June 30, 2013, the Company recognized total charges of $62,568,000 in connection with these initiatives, of which approximately two-thirds resulted in non-cash charges. In connection with these initiatives, the Company expects to incur total pre-tax charges of approximately $65,000,000, and expects to realize annualized savings of approximately $60,000,000. The Company expects to incur estimated future charges of approximately $2,400,000 over the next six months. These estimates are based upon current information and expectations, however, the amount, nature, or timing of these charges could vary as the Company further develops and implements these initiatives.
During the three and six months ended June 30, 2013, the Company recognized charges of $4,998,000 and $8,507,000 in connection with the Cost Reduction Initiatives. Amounts recognized in cost of sales during the three and six months ended June 30, 2013 totaled $4,087,000 and $6,369,000, respectively, and amounts recognized in operating expenses totaled $911,000 and $2,138,000, respectively. During the three and six months ended June 30, 2012, the Company recognized charges of $4,643,000 and $4,671,000 in connection with these initiatives. Amounts recognized in cost of sales during the three and six months ended June 30, 2012 totaled $937,000 and $961,000, respectively, and amounts recognized in operating expenses totaled $3,706,000 and $3,710,000, respectively. See Note 17 for charges recognized by the Company’s operating segments. The table below depicts the total charges recognized during the three and six months ended June 30, 2013, the liability balances, and the current estimated future charges relating to the Cost Reduction Initiatives (in thousands). Amounts payable as of June 30, 2013 are included in

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

accrued employee compensation and benefits and accounts payable and accrued expenses in the accompanying consolidated condensed balance sheets.

	Cost Reduction Initiatives
	Workforce Reductions	Transition Costs	Asset Write-offs	Total
Restructuring payable balance, December 31, 2012	$4,531	$591	$—	$5,122
Charges to cost and expense	1,091	2,418	—	3,509
Non-cash items	—	(1,699)	—	(1,699)
Cash payments	(3,547)	(717)	—	(4,264)
Restructuring payable balance, March 31, 2013	$2,075	$593	$—	$2,668
Charges to cost and expense	677	997	3,324	4,998
Non-cash items	—	(412)	(3,324)	(3,736)
Cash payments	(1,652)	(1,071)	—	(2,723)
Restructuring payable balance, June 30, 2013	$1,100	$107	$—	$1,207
Total future estimated charges as of June 30, 2013	$700	$1,700	$—	$2,400

Note 3. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its asset-based revolving credit facility to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s multi-year turnaround, demand for the Company’s products, foreign currency exchange rates, and the other risks and uncertainties applicable to the Company and its business. If the Company is unable to generate sufficient cash flows to fund its business due to a decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on its credit facility for needed liquidity. If the Company’s current credit facility is not available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected. The Company believes that its current credit facility, along with its cash on hand and cash flows expected to be generated from operations, is sufficient to meet the Company’s liquidity requirements for at least the next 12 months.

Asset-Based Revolving Credit Facility
The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $230,000,000, comprised of a $158,333,000 U.S. facility, a $31,667,000 Canadian facility, and a $40,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $2,709,000 at June 30, 2013. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.
As of June 30, 2013, the Company had $38,500,000 borrowings outstanding under the ABL Facility and had $29,959,000 of cash and cash equivalents. As of June 30, 2013, the Company could borrow an additional $48,051,000 under the ABL Facility. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are high and then decreases during the second half of the year when the Company’s accounts receivable balance is lower due to an increase in cash collections. Average outstanding borrowings during the six months ended June 30, 2013 was $59,491,000 and average available liquidity, defined as cash on hand combined with amounts available under the ABL Facility after outstanding borrowings was $97,385,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.
The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of June 30, 2013, the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

in which the Company’s borrowing base availability falls below $25,000,000. The Company would not have met the fixed charge coverage ratio as of June 30, 2013; however, the Company’s borrowing base availability was above $25,000,000 during the six months ended June 30, 2013, and as such the Company was not subject to compliance with the fixed charge coverage ratio.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio.” The Company’s “availability ratio” is expressed as a percentage of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins may be permanently reduced by 0.25% if EBITDA meets or exceeds $25,000,000 over any trailing twelve month period, and may be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50,000,000 over any trailing twelve month period. At June 30, 2013, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 6.25%.
In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.

The origination fees incurred in connection with the ABL Facility totaled $4,282,000, which are being amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of June 30, 2013 and December 31, 2012 were $2,734,000 and $3,171,000, respectively, of which $911,000 and $906,000, respectively, were included in other current assets, and $1,823,000 and $2,265,000 were included in other assets, respectively, in the accompanying consolidated condensed balance sheets.
Convertible Senior Notes
In August 2012, the Company issued $112,500,000 of 3.75% Convertible Senior Notes (the “convertible notes”). The convertible notes pay interest of 3.75% per year on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year. The convertible notes mature on August 15, 2019.
The Company incurred transactional fees of $3,539,000, which are being amortized over the term of the convertible notes. Unamortized transaction fees as of June 30, 2013 and December 31, 2012 were $3,119,000 and $3,365,000, respectively, of which $506,000 and $505,000 was included in other current assets, respectively, and $2,613,000 and $2,860,000 was included in other assets, respectively, in the accompanying consolidated condensed balance sheets.
The net carrying amount of the convertible notes as of June 30, 2013 and December 31, 2012 was $107,477,000 and $107,133,000, respectively. The unamortized discount of $5,023,000 as of June 30, 2013 will be amortized over the remaining term of approximately 6.2 years. Total interest and amortization expense recognized during the three and six months ended June 30, 2013 was $1,230,000 and $2,439,000, respectively.
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

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The convertible notes contain certain covenants including payment of principal, certain repurchase obligations and interest, obligation of the Company to convert the convertible notes, and other customary terms as defined in the Indenture. The Company was in compliance with these covenants as of June 30, 2013.
Note 4. Preferred Stock
The Company has 417,639 shares of 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, 0.01 par value, (the “preferred stock”) outstanding. The preferred stock is generally convertible at any time at the holder’s option into common stock of the Company at an initial conversion rate of 14.1844 shares of Callaway’s common stock per share of preferred stock, which is equivalent to an initial conversion price of approximately $7.05 per share. At June 30, 2013, based on the initial conversion rate, approximately 5,924,000 shares of common stock would be issuable upon conversion of all of the outstanding shares of preferred stock.
The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative unpaid dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of June 30, 2013, the liquidation preference would have been $41,894,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.
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

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings per common share—basic
Net income	$10,071	$2,799	$51,731	$34,601
Less: Preferred stock dividends	(783)	(2,625)	(1,566)	(5,250)
Net income allocable to common shareholders	$9,288	$174	$50,165	$29,351
Weighted-average common shares outstanding—basic	71,111	65,060	71,086	65,021
Basic earnings per common share	$0.13	$0.00	$0.71	$0.45
Earnings per common share—diluted
Net income	10,071	$2,799	$51,731	$34,601
Less: Preferred stock dividends	(783)	(2,625)	—	—
Interest on convertible debt, net of tax	1,230	—	2,439	—
Net income including assumed conversions	$10,518	$174	$54,170	$34,601
Weighted-average common shares outstanding—basic	71,111	65,060	71,086	65,021
Convertible notes weighted-average shares outstanding	15,000	—	15,000	—
Preferred stock weighted-average shares outstanding	—	—	5,924	19,858
Options, restricted stock and other dilutive securities	238	52	225	71
Weighted-average common shares outstanding—diluted	86,349	65,112	92,235	84,950
Dilutive earnings per common share	$0.12	$0.00	$0.59	$0.41
Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation of earnings per common share—diluted, as their effect would be antidilutive. For the three months ended June 30, 2013 and 2012, securities outstanding totaling approximately 6,162,000 and 29,100,000 (including preferred stock of 5,924,000 and 19,858,000), respectively, were excluded from the calculation as their effect would have been antidilutive. For the six months ended June 30, 2013 and 2012, securities outstanding totaling approximately 6,071,000 and 9,353,000, respectively, were excluded from the calculation as their effect would have been antidilutive.
Note 6. Sale of Buildings
On February 28, 2013, the Company completed the sale of its manufacturing facility in Chicopee, Massachusetts for proceeds of $3,496,000, net of closing costs and commissions. The Company had marked the building down to its estimated selling price, net of commissions, fees and estimated environmental remediation costs in 2012 and recorded a loss on the sale of $31,000 during the first quarter of 2013. The Company has $1,079,000 and $1,243,000 accrued in accounts payable and accrued expenses as of June 30, 2013 and December 31, 2012, respectively, for certain environmental remediation costs related to the sale of this facility. The Company has leased back a reduced portion of the square footage that it believes is adequate for ongoing golf ball operations.

Note 7. Inventories
Inventories are summarized below (in thousands):

	June 30, 2013	December 31, 2012
Inventories:
Raw materials	$43,851	$43,469
Work-in-process	379	619
Finished goods	143,000	167,646
	$187,230	$211,734

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	June 30, 2013			December 31, 2012
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,256	325	31,581	31,022	559
Developed technology and other	1-9	7,961	7,933	28	7,961	7,921	40
Total intangible assets		$128,132	$39,189	$88,943	$128,132	$38,943	$89,189
Aggregate amortization expense on intangible assets was approximately $246,000 and $1,793,000 for the six months ended June 30, 2013 and 2012, respectively.
Amortization expense related to intangible assets at June 30, 2013 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2013	$42
2014	68
2015	51
2016	51
2017	51
2018	51
Thereafter	39
$353

Goodwill at June 30, 2013 and December 31, 2012 was $28,407,000 and $29,034,000, respectively. The decrease in goodwill during the six months ended June 30, 2013 of $627,000 was due to foreign currency fluctuations. Gross goodwill before impairments at June 30, 2013 and December 31, 2012 was $30,156,000 and $30,783,000, respectively.
Note 9. Investments
Investment in TopGolf International, Inc.
The Company owns preferred shares of TopGolf International, Inc. (“TopGolf”), the owner and operator of TopGolf entertainment centers. In May 2013, the Company invested an additional $1,480,000 in preferred shares of TopGolf, thereby increasing the Company's total investment as of June 30, 2013 to $25,447,000. In connection with this investment, the Company has a preferred partner agreement with TopGolf in which the Company has preferred signage rights, rights as the preferred supplier of golf products used or offered for use at TopGolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in the TopGolf retail stores, access to consumer information obtained by TopGolf, and other rights incidental to those listed.
The Company’s ownership interest in TopGolf is less than 20%. In addition, the Company does not have the ability to significantly influence the operating and financing activities and policies of TopGolf. Accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other,” and is included in other assets in the accompanying consolidated condensed balance sheets as of June 30, 2013 and December 31, 2012.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 10. Non-Controlling Interest
Investment in Qingdao Suntech Sporting Goods Limited Company
Through June 30, 2013, the Company had a Golf Ball Manufacturing and Supply Agreement with Qingdao Suntech Sporting Goods Limited Company (“Suntech”), in which Suntech manufactured and supplied certain golf balls solely for and to the Company. In connection with the agreement, the Company provided Suntech with golf ball raw materials, packing materials, molds, tooling, as well as manufacturing equipment in order to carry out the manufacturing and supply obligations set forth in the agreement. Suntech provided the personnel as well as the facilities to effectively perform these manufacturing and supply obligations. Due to the nature of the arrangement, as well as the controlling influence the Company had in the Suntech operations, the Company was required to consolidate the financial results of Suntech in its consolidated financial statements in accordance with ASC Topic 810, “Consolidations.” As of June 30, 2013 and December 31, 2012, the non-controlling interest related to Suntech in the consolidated condensed statements of shareholders’ equity included net profits of $110,000 and $259,000, respectively.
In July 2013, the Company terminated the Golf Ball Manufacturing and Supply Agreement and certain ancillary agreements with Suntech, and as a result, in June 2013, the Company recognized non-cash charges of $3,435,000 to write-off certain manufacturing equipment and inventory located at the Suntech manufacturing facility. These charges were recognized in cost of sales within the Company's golf balls operating segment.
Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company had previously entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000, of which $1,788,000 was outstanding as of both June 30, 2013 and December 31, 2012. The termination of the Golf Ball Manufacturing and Supply Agreement has not resulted in an acceleration of the maturity of the loan. The loan is included in other assets in the accompanying consolidated condensed balance sheets as of June 30, 2013 and December 31, 2012.

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
The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$7,887	$8,262	$7,539	$8,140
Provision	2,310	1,919	4,145	3,773
Claims paid/costs incurred	(1,956)	(2,318)	(3,443)	(4,050)
Ending balance	$8,241	$7,863	$8,241	$7,863

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 12. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC 270, “Interim Reporting”, and ASC 740 “Accounting for Income Taxes” (together, “ASC 740”). In general, at the end of each interim period, the Company estimates the annual effective tax rate for foreign operations and applies that rate to its ordinary foreign quarterly earnings. For the six months ended June 30, 2013, the discrete method was used to calculate the Company's U.S. interim tax expense as the annual effective rate was not considered a reliable estimate of year-to-date income tax expense. Under the discrete method, the Company determines its U.S. tax expense based upon actual results as if the interim period were an annual period. The Company's full U.S. valuation allowance position and the seasonality of the Company's business create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the use of the discrete method is more appropriate than the annual effective tax rate method.
The income tax expense for the second quarter of 2013 was $1,435,000 compared to $2,196,000 for the same period in 2012. The difference is primarily due to the release of certain unrecognized tax benefit liabilities due to the lapse of statutes of limitation combined with the impact of additional unrecognized tax benefits.
The realization of deferred tax assets, including loss and credit carry forwards, is subject to the Company generating sufficient taxable income during the periods in which the temporary differences become realizable. Due to the Company's taxable losses in the United States over the last few years, the Company has recorded a valuation allowance against its U.S. deferred tax assets. At each quarter end that a valuation allowance is maintained, as the U.S. deferred tax assets are adjusted upwards or downwards, the associated valuation allowance and income tax expense will be adjusted. If sufficient positive evidence arises in the future, such as a sustained return to profitability in the U.S. business, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached.

As of June 30, 2013, the liability for income taxes associated with uncertain tax positions was $7,994,000 and could be reduced by $2,833,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments as well as $2,588,000 of deferred taxes. The net amount of $2,573,000, if recognized, would favorably affect the Company’s consolidated condensed financial statements and effective income tax rate. The Company does not expect that unrecognized tax benefit liabilities will significantly increase or decrease during the next 12 months.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the three months ended June 30, 2013 and 2012, the Company recognized a benefit of approximately $443,000 and an expense of approximately $28,000, respectively, of interest and penalties in the provision for income taxes. For the six months ended June 30, 2013 and 2012, the Company recognized a benefit of approximately $180,000 and an expense of approximately $90,000, respectively, of interest and penalties in the provision for income taxes. As of June 30, 2013 and December 31, 2012, the Company had accrued $1,065,000 and $1,245,000, respectively, before income tax benefit, for the payment of interest and penalties.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2008 and prior
California (United States)	2007 and prior
Canada	2005 and prior
Japan	2006 and prior
South Korea	2008 and prior
United Kingdom	2008 and prior
Pursuant to Section 382 of the Internal Revenue Code, use of the Company's NOL and credit carry-forwards may be limited significantly if the Company were to experience a cumulative change in ownership of the Company's stock by “5-percent shareholders” that exceeds 50% over a rolling three-year period. The Company does not believe there has been a cumulative change in ownership in excess of 50% during that period. The Company continues to monitor changes in ownership. If such a cumulative change did occur in any three year period and the Company was limited in the amount of losses it could use to offset taxable income, the Company's results of operations and cash flows would be adversely impacted.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of June 30, 2013, the Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay under these agreements is $56,832,000 over the next four years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total.

Future purchase commitments as of June 30, 2013, are as follows (in thousands):

Remainder of 2013	$39,562
2014	13,679
2015	2,453
2016	935
2017	203
$56,832
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2013 was not material to the Company’s financial position, results of operations or cash flows.
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

Note 14. Share-Based Employee Compensation
As of June 30, 2013, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan and the 2013 Non-Employee Directors Stock Incentive Director Plan. From time to time, the Company grants stock options, restricted stock units, phantom stock units, stock appreciation rights and other awards under these plans.
The table below summarizes the amounts recognized in the financial statements for the three and six months ended June 30, 2013 and 2012 for share-based compensation, including expense for phantom stock units and cash settled stock appreciation rights (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales	$65	$67	$145	$147
Operating expenses	986	944	2,225	3,729
Total cost of share-based compensation included in income, before income tax	$1,051	$1,011	$2,370	$3,876
Stock Options
During the three and six months ended June 30, 2013 the Company granted 59,000 and 1,843,000 shares underlying stock options, respectively, at a weighted average grant-date fair value of $2.84 and $2.47 per share, respectively. Total compensation expense recognized for stock options during the three and six months ended June 30, 2013 was $469,000 and $848,000, respectively.
During the six months ended June 30, 2012, the number of shares underlying stock options granted was nominal and no stock options were granted during the second quarter of 2012. Total compensation expense recognized for stock options during the three and six months ended June 30, 2012 was $621,000 and $1,056,000, respectively.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of stock options granted during the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
Dividend yield	0.6%	1.2%
Expected volatility	48.8%	50.6%
Risk free interest rate	0.7%	0.8%
Expected life	4.3 years	4.9 years

Restricted Stock Units
The Company granted 72,000 and 441,000 shares underlying restricted stock units during the three and six months ended June 30, 2013 respectively, at a weighted average grant-date fair value of $6.69 and $6.55, respectively. Total compensation expense recognized for restricted stock units during the three and six months ended June 30, 2013 was $443,000 and $822,000, respectively.
During the three and six months ended June 30, 2012 the Company granted 83,000 and 383,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $6.01 and $6.38, respectively. Total compensation expense recognized for restricted stock units during the three and six months ended June 30, 2012 was $488,000 and $839,000, respectively.
At June 30, 2013, the Company had $4,371,000 of total unrecognized compensation expense related to non-vested restricted stock units under the Company’s share-based payment plans. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated condensed statement of operations due to the application of forfeiture rates.
Phantom Stock Units
Phantom stock units (“PSUs”) awarded under the 2004 Plan are a form of share-based award that are indexed to the Company’s stock and are settled in cash. Because PSUs are settled in cash, compensation expense recognized over the vesting period will vary based on changes in fair value. Fair value is remeasured at the end of each interim reporting period based on the closing price of the Company’s stock. PSUs generally cliff vest at the end of a three year period.
During the three and six months ended June 30, 2012, the Company granted 117,000 and 401,000 shares of PSUs, respectively, with a grant date fair value of $654,000 and $2,554,000, respectively. The Company did not grant PSUs in the first six months of 2013. Compensation expense recognized during the three and six months ended June 30, 2013 was $252,000 and $517,000, respectively and $138,000 and $995,000 during the three and six months ended June 30, 2012. Accrued compensation expense for PSUs for the three months ended June 30, 2013 was $1,841,000, of which $1,022,000 and $819,000 was recorded in accrued employee compensation and benefits and long-term other liabilities, respectively, in the accompanying consolidated condensed balance sheets. At December 31, 2012, the Company accrued $1,324,000 in long-term other liabilities in the accompanying consolidated condensed balance sheet. There was no accrual in accrued employee compensation and benefits at December 31, 2012.
Stock Appreciation Rights
The Company records compensation expense for cash settled stock appreciation rights (“SARs”) based on the estimated fair value on the date of grant using the Black Scholes option-pricing model. SARs are subsequently remeasured at each interim reporting period based on a revised Black Scholes value until they are exercised. SARs vest over a three year period.
During the three and six months ended June 30, 2012, the Company granted 289,000 and 3,400,000 SARs, respectively. The Company did not grant SARs in the first six months of 2013. During the three months ended June 30, 2013 and 2012, the Company reversed $114,000 and $236,000, respectively, in compensation expense related to these awards, and recognized $182,000 and $985,000, respectively, in compensation expense during the six months ended June 30, 2013 and 2012.
At June 30, 2013, the Company accrued compensation expense of $2,729,000, of which $2,308,000 and $421,000 was included in accrued employee compensation and benefits and long-term incentive compensation and other, respectively, in the accompanying consolidated condensed balance sheets. At December 31, 2012, the Company accrued compensation expense of $2,607,000, of which $1,819,000 and $788,000 was included in accrued employee compensation and benefits and long-term incentive compensation and other, respectively, in the accompanying consolidated condensed balance sheets.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 15. Fair Value of Financial Instruments
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
The following table summarizes the valuation of the Company’s foreign currency exchange contracts (see Note 16) that are measured at fair value on a recurring basis by the above pricing levels at June 30, 2013 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Foreign currency derivative instruments—asset position	$7,115	$—	$7,115	$—
Foreign currency derivative instruments—liability position	(625)	—	(625)	—
	$6,490	$—	$6,490	$—
The fair value of the Company’s foreign currency exchange contracts is based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statements of operations.
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, trade accounts receivable and trade accounts payable and accrued expenses at June 30, 2013 and December 31, 2012 are reasonable estimates of fair value due to the short-term nature of these balances. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized on the accompanying consolidated condensed balance sheets as of June 30, 2013 and December 31, 2012, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes(1)	$107,477	$120,566	$107,133	$118,406
Standby letters of credit(2)	$2,709	$2,709	$3,265	$3,265

(1)
The carrying value of the convertible notes at June 30, 2013 and December 31, 2012, is net of the unamortized discount of $5,023,000 and $5,367,000, respectively (see Note 3). The fair value of the convertible notes was determined based on secondary quoted market prices, and as such is classified as Level 2 in the fair value hierarchy.

(2)
Amounts outstanding under standby letters of credit represent the Company’s contingent obligation to perform in accordance with the underlying contracts to which they pertain. The fair value of standby letters is classified as Level 1 as it approximates the carrying value due to the short term nature of these obligations.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 16. Derivatives and Hedging
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
The Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At June 30, 2013 and December 31, 2012, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $132,041,000 and $137,125,000, respectively. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statements of operations.

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at June 30, 2013 and December 31, 2012 (in thousands):

Derivatives not designated as hedging instruments	Asset Derivatives
	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$7,115	Other current assets	$5,011

Derivatives not designated as hedging instruments	Liability Derivatives
	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$625	Accounts payable and accrued expenses	$1,046
The following table summarizes the location of gains in the consolidated condensed statements of operations that were recognized during the three and six months ended June 30, 2013 and 2012, respectively, in addition to the derivative contract type (in thousands):

	Location of net gain (loss) recognized in income on derivative instruments	Amount of Net Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Foreign currency exchange contracts	Other income (expense), net	$4,956	$(2,200)	$12,803	$3,485

The net realized and unrealized net gains and losses noted in the table above for the three and six months ended June 30, 2013 and 2012 were used by the Company to offset actual foreign currency transactional net gains and losses associated with the translation of foreign currencies in operating results.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 17. Segment Information
The Company has two operating segments that are organized on the basis of products and include golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, rangefinders, other golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The golf balls segment consists primarily of Callaway Golf balls that are designed, manufactured and sold by the Company. During the first quarter of 2012, the Company completed the sale of certain assets related to the Top-Flite and Ben Hogan brands. In addition, during the third quarter of 2012, the Company announced the transition of its golf apparel, footwear and integrated device businesses to a third party based model. As such, the net sales and income before income taxes for the three and six months ended June 30, 2013 include minimal sales of Top-Flite and Ben Hogan golf products as well as sales of golf apparel, footwear and uPro GPS on-course measurement devices. There are no significant intersegment transactions.
The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales:
Golf Clubs	$206,218	$231,285	$450,989	$473,837
Golf Balls	43,428	49,838	86,413	92,384
	$249,646	$281,123	$537,402	$566,221
Income before income taxes:
Golf Clubs(1)	$20,831	$17,953	$64,821	$50,595
Golf Balls(1)	710	4,162	6,896	5,739
Reconciling items(2)	(10,035)	(17,120)	(16,082)	(19,829)
	$11,506	$4,995	$55,635	$36,505
Additions to long-lived assets:
Golf Clubs	$2,827	$5,208	$6,433	$12,715
Golf Balls	18	56	28	239
	$2,845	$5,264	$6,461	$12,954

(1)
In connection with the Cost Reduction Initiatives (see Note 2), the Company’s golf clubs and golf balls segments recognized pre-tax charges of $572,000 and $4,112,000, respectively, during the three months ended June 30, 2013, and $1,667,000 and $324,000, respectively, during the three months ended June 30, 2012. The Company's golf clubs and golf balls segments recognized pre-tax charges of $3,272,000 and $4,228,000, respectively, during the six months ended June 30, 2013, in connection with these initiatives, and $1,686,000 and $333,000, respectively, during the six months ended June 30, 2012.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. During the three and six months ended June 30, 2013, the reconciling items include pre-tax charges of $314,000 and $1,007,000, respectively, related to the Cost Reduction Initiatives. During both the three and six months ended June 30, 2012, the reconciling items include pre-tax charges of $2,652,000 in connection with these initiatives. In addition, reconciling items for the six months ended June 30, 2012, include a pre-tax gain of $6,602,000 in connection with the sale of Top-Flite and Ben Hogan brands.

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
The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway woods, hybrids, irons, wedges and putters as well as Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway golf balls as a result of the sale of the Top-Flite brand during the first quarter of 2012. As discussed in Note 17 “Segment Information” to the Notes to Consolidated Condensed Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.
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
More than half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s reported net sales in regions outside the U.S. in 2013 were negatively affected by the translation of foreign currency sales into U.S. dollars based on 2013 exchange rates. If 2012 exchange rates were applied to 2013 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $17.8 million higher than the net sales reported in the first half of 2013.

Executive Summary
During the first half of 2013, the Company continued to make progress on its turnaround with sales growth in its current business on a constant currency basis and improvements in operating efficiencies and cost management. The Company's first half 2013 sales of its current business grew 6% on a constant currency basis compared to 2012. Its reported net sales, however, were adversely affected by (i) the impact of its businesses that in 2012 were sold or transitioned to a third party model, which negatively affected sales by approximately $45 million for the first half of 2013 compared to 2012 and (ii) the impact of changes in foreign currency rates in 2013 as compared to 2012, which adversely affected sales by approximately $18 million for the first half of 2013. As a result of these factors, and despite increases in constant currency sales of the Company's current business, the Company's reported sales decreased by 5% for the first half of 2013 compared to the same period in the prior year.

In addition to improved sales of its current business on a constant currency basis, the Company's gross margins and operating expenses improved. Gross margin increased by 60 basis points to 42.1% during the first half of 2013 compared to 41.5% during the same period in 2012. This improvement was primarily driven by a favorable shift in sales mix as a result of increased sales of higher margin woods products in 2013, primarily due to the current year success of the X Hot line of woods. Gross margin was also favorably affected by improved manufacturing efficiencies and lower costs associated with the Company's cost structure resulting from the Company's 2012 restructuring initiatives (the “Cost Reduction Initiatives”). Additionally, as a result of these cost savings initiatives, as well as a continued focus on cost management, the Company's operating expenses improved by $23.1 million or 12% in the first half of 2013 compared to the same period in 2012.
These improvements enabled the Company to overcome softer than expected market conditions, the adverse effects of changes in foreign currency rates, and the impact of the sold or transitioned businesses. As a result, the Company's operating income and earnings per share increased to $51.6 million and $0.59 for the first half of 2013 compared to $37.4 million and $0.41 for the same period in 2012. Looking forward to the balance of 2013, the Company anticipates continued foreign currency headwinds and promotional activity at retail. However, despite these challenges, management expects that its 2013 full year operating results will be significantly improved compared to 2012.

Three-Month Periods Ended June 30, 2013 and 2012
Net sales for the second quarter of 2013 decreased $31.5 million to $249.6 million compared to $281.1 million in the second quarter of 2012. This decrease was primarily due to the sale of the Top-Flite and Ben Hogan brands in 2012 combined with a decline in sales of the Company’s accessories and other products due to the transition of the Company’s apparel and footwear sales in the U.S. to a licensing arrangement during the second half of 2012. Combined, the sale/transition of these businesses negatively affected sales by approximately $24.8 million in the second quarter of 2013 compared to 2012. Additionally, the Company’s net sales for the second quarter of 2013 were negatively impacted by $9.7 million resulting from unfavorable fluctuations in foreign currency rates. The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended June 30,		Decline
	2013	2012	Dollars	Percent
Net sales:
Golf clubs	$206.2	$231.3	$(25.1)	(11)%
Golf balls	43.4	49.8	(6.4)	(13)%
	$249.6	$281.1	$(31.5)	(11)%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Decline
	2013	2012	Dollars	Percent
Net sales:
United States	$124.4	$142.3	$(17.9)	(13)%
Europe	40.2	43.4	(3.2)	(7)%
Japan	36.7	37.0	(0.3)	(1)%
Rest of Asia	22.9	26.6	(3.7)	(14)%
Other countries	25.4	31.8	(6.4)	(20)%
	$249.6	$281.1	$(31.5)	(11)%
Net sales in the United States decreased $17.9 million (13%) to $124.4 million during the second quarter of 2013 compared to the same period in the prior year. As mentioned above, this decrease was primarily due to the sale of the Top-Flite and Ben Hogan brands in 2012 combined with the transition of the Company’s apparel and footwear sales in the U.S. to a licensing arrangement during the second half of 2012. The Company’s sales in regions outside of the United States decreased $13.6 million to $125.2 million for the second quarter of 2013 compared to $138.8 million in the same quarter of 2012. This decrease was primarily due to the unfavorable impact of the translation of foreign currency sales into U.S. Dollars based upon 2013 exchange rates. If 2012 exchange rates were applied to 2013 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $9.7 million higher than reported in the second quarter of 2013. Additionally, the Company experienced declines in sales in Europe and other countries due to adverse weather and softer market conditions during the current year.
Gross profit decreased $15.0 million to $95.7 million for the second quarter of 2013 compared to $110.7 million in the second quarter of 2012. Gross profit as a percentage of net sales (“gross margin”) decreased to 38.3% in the second quarter of 2013 compared to 39.4% in the second quarter of 2012. The decrease in gross margin was primarily due to the unfavorable impact of changes in foreign currency rates combined with charges incurred during the second quarter of 2013 in connection with the Cost Reduction Initiatives announced in July 2012, primarily within the golf balls operating segment. This decrease in gross margin was partially offset by (i) a favorable shift in mix within the golf clubs operating segment as a result of sales of the higher margin X Hot family of irons in the second quarter of 2013 relative to sales of value priced irons in the second quarter of 2012, partially offset by an increase in club component costs due to more expensive materials and technology incorporated into the X Hot family of woods and White Hot Pro putters; and (ii) improved manufacturing efficiencies resulting from the Cost Reduction Initiatives. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses decreased by $14.0 million to $61.7 million (24.7% of net sales) in the second quarter of 2013 compared to $75.7 million (26.9% of net sales) in the comparable period of 2012. This decrease was primarily due to an $8.9 million decrease in marketing expenses, combined with a $4.4 million decline in employee costs and travel and entertainment expenses resulting from the Cost Reduction Initiatives.
General and administrative expenses decreased by $3.3 million to $15.2 million (6.1% of net sales) in the second quarter of 2013 compared to $18.4 million (6.6% of net sales) in the comparable period of 2012. This decrease was primarily due to headcount reductions in connection with the Cost Reduction Initiatives, which resulted in a $2.4 million decrease in employee costs.
Research and development expenses increased by $0.4 million to $7.3 million (2.9% of net sales) in the second quarter of 2013 compared to $6.9 million (2.5% of net sales) in the comparable period of 2012.
Other income, net was break-even in the second quarter of 2013 compared to other expense of $4.6 million in the comparable period of 2012. This improvement was primarily due to an increase in net foreign currency gains in the second quarter of 2013 compared to the same period in 2012, partially offset by an increase in interest expense.
The Company’s provision for income taxes was $1.4 million for the second quarter of 2013, compared to $2.2 million for the second quarter of 2012. The $0.8 million decrease resulted primarily from the release of certain unrecognized tax liabilities resulting from the lapse of certain statutes of limitations. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s effective tax rate for the second quarter of 2013 is not comparable to the effective tax rate for the second quarter of 2012 as the Company’s income tax amount is not directly correlated to the amount of its pretax income.
Net income for the second quarter of 2013 increased to $10.1 million compared to $2.8 million in the comparable quarter of 2012. Diluted earnings per share increased to $0.12 in the second quarter of 2013 compared to break-even in the comparable period of 2012. The Company’s net income for the second quarter of 2013 and 2012 includes the following charges and gains (in millions):

	Three Months Ended June 30,
	2013	2012
Pre-tax charges related to the Cost Reduction Initiatives	$(5.0)	$(4.6)
Income tax provision(1)	(1.4)	(2.2)
Total charges	$(6.4)	$(6.8)

(1)
The Company’s income tax provision for 2013 and 2012 is affected by the establishment of a valuation allowance against the Company’s U.S. deferred tax assets and is therefore not directly correlated to the amount of its pretax income. See Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended June 30, 2013 and 2012
Golf Clubs Segment
Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2013	2012	Dollars	Percent
Net sales:
Woods	$71.9	$58.6	$13.3	23%
Irons	55.5	57.8	(2.3)	(4)%
Putters	22.9	38.9	(16.0)	(41)%
Accessories and other	55.9	76.0	(20.1)	(26)%
	$206.2	$231.3	$(25.1)	(11)%
The $13.3 million (23%) increase in net sales of woods to $71.9 million for the quarter ended June 30, 2013 resulted from an increase in both sales volume and average selling prices. The increase in sales volume was primarily due to the successful launch of the X Hot woods, which performed better at retail than the prior year Razr X woods. The increase in average selling prices was due to the introduction of the X Hot and Razr Fit Xtreme woods at higher average selling prices than their predecessors, the Razr X and Razr Fit woods sold during the same period in the prior year.
The $2.3 million (4%) decrease in net sales of irons to $55.5 million for the quarter ended June 30, 2013 was primarily attributable to a decline in sales volume resulting from fewer new irons models introduced in the current year compared to the same period in the prior year. This was partially offset by an increase in average selling prices due to the introduction of the X Hot irons at higher average selling prices than many of the Razr X irons models launched in the prior year.
The $16.0 million (41%) decrease in net sales of putters to $22.9 million for the quarter ended June 30, 2013 was primarily attributable to a decline in both sales volume and average selling prices. The decline in sales volume was due to the earlier timing of new product introductions with the launch of the Versa and White Hot Pro putters during the first quarter of 2013 compared to the prior year with Metal X putters launched during the second quarter of 2012. The decline in average selling prices was due to an unfavorable shift in product mix with fewer sales of the Company's higher priced progressive (Metal X and White Ice putters) and elite (Prototype IX and Tour Series) putter models to sales of more moderately priced core (Versa and White Hot Pro) putter models.
The $20.1 million (26%) decrease in net sales of accessories and other products to $55.9 million for the quarter ended June 30, 2013 was primarily due to a decline in net sales of approximately $8.0 million due to the transition of the Company’s apparel and footwear sales in the U.S. to a licensing arrangement during the second half of 2012 combined with a decline in sales of packaged sets, GPS devices and gloves.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Decline
	2013	2012	Dollars	Percent
Net sales:
Golf balls	$43.4	$49.8	$(6.4)	(13)%
The $6.4 million (13%) decrease in net sales of golf balls to $43.4 million for the quarter ended June 30, 2013 was primarily due to a decline in sales volume slightly offset by an increase in average selling prices. The decrease in sales volume was primarily due to an $8.7 million decline in sales of Top-Flite golf balls due to the sale of the Top-Flite brand in 2012 partially offset by an increase in sales of Callaway golf balls during the second quarter of 2013 compared to the same period in the prior year. The increase in average selling prices resulted from a shift in product mix from sales lower priced Top-Flite balls in 2012 to increased sales of higher priced Callaway branded golf balls in 2013. In addition, golf ball sales in the second quarter of 2013 were negatively impacted by a decline in rounds played compared to rounds played in the comparative period of 2012.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2013	2012	Dollars	Percent
Income before income taxes:
Golf clubs(1)	$20.8	$18.0	$2.8	16%
Golf balls(1)	0.7	4.2	(3.5)	(83)%
Reconciling items(2)	(10.0)	(17.2)	7.2	42%
	$11.5	$5.0	$6.5	130%

(1)
In connection with the Cost Reduction Initiatives (see Note 2 "Cost Reduction Initiatives" to the Notes to Consolidated Condensed Financial Statements), during the three months ended June 30, 2013 and 2012, the Company’s golf clubs segment recognized pre-tax charges of $0.6 million and $1.7 million, respectively, and golf balls segment recognized pre-tax charges of $4.1 million and $0.3 million, respectively, related to these initiatives.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the second quarter of 2013 and 2012, the reconciling items include pre-tax charges of $0.3 million and $2.7 million, respectively, related to the Cost Reduction Initiatives.

Pre-tax income in the Company’s golf clubs operating segment increased to $20.8 million for the second quarter of 2013 from $18.0 million for the comparable period in the prior year. This increase was primarily driven by a decrease in operating expenses as a result of net savings realized from the Cost Reduction Initiatives, combined with an increase in gross margin, offset by a decrease in net sales as discussed above. The increase in gross margin was primarily driven by (i) a favorable shift in mix within the irons category as a result of sales of the X Hot family of irons in the second quarter of 2013, which have higher margins relative to the value priced irons sold during the second quarter of 2012; and (ii) improved manufacturing efficiencies and lower costs associated with the Company's cost structure resulting from the Cost Reduction Initiatives. These increases were partially offset by an increase in club component costs due to more expensive materials and technology incorporated into the X Hot family of woods and White Hot Pro putters.
Pre-tax income in the Company’s golf balls operating segment decreased to $0.7 million for the second quarter of 2013 from $4.2 million for the comparable period in the prior year. This decrease was primarily attributable to a decrease in net sales as discussed above combined with a decrease in gross margin, offset by a decrease in operating expenses as a result of net savings realized from the Cost Reduction Initiatives. The decrease in gross margin was primarily driven by a $3.4 million write-off of certain manufacturing equipment and inventory during the second quarter of 2013 in connection with the Cost Reduction Initiatives, partially offset by sales of discounted Top-Flite brand golf balls during the second quarter of 2012.

Six-Month Periods Ended June 30, 2013 and 2012
Net sales for the six months ended June 30, 2013 decreased $28.8 million to $537.4 million compared to $566.2 million for the same period in 2012. This decrease was primarily due to the sale of the Top-Flite and Ben Hogan brands in 2012 combined with a decline in sales of the Company’s accessories and other products due to the transition of the Company’s apparel and footwear sales in the U.S. to a licensing arrangement during the second half of 2012. Combined, the sale/transition of these businesses negatively affected sales by approximately $44.7 million for the first half of 2013 compared to 2012. Additionally, the Company’s net sales for the first half of 2013 were negatively impacted by $17.8 million resulting from unfavorable fluctuations in foreign currency rates. These decreases were partially offset by an increase in sales of woods resulting from the successful launch of the Company’s X Hot woods which were introduced during the current year. The Company’s net sales by operating segment are presented below (dollars in millions):

	Six Months Ended June 30,		Decline
	2013	2012	Dollars	Percent
Net sales:
Golf clubs	$451.0	$473.8	$(22.8)	(5)%
Golf balls	86.4	92.4	(6.0)	(6)%
	$537.4	$566.2	$(28.8)	(5)%

For further discussion of each operating segment’s results, see “Golf Club and Golf Ball Segments Results” below.
Net sales information by region is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2013	2012	Dollars	Percent
Net sales:
United States	$284.1	$292.0	$(7.9)	(3)%
Europe	78.5	86.1	(7.6)	(9)%
Japan	80.8	79.2	1.6	2%
Rest of Asia	43.0	44.6	(1.6)	(4)%
Other countries	51.0	64.3	(13.3)	(21)%
	$537.4	$566.2	$(28.8)	(5)%
Net sales in the United States decreased $7.9 million (3%) to $284.1 million during the six months ended June 30, 2013 compared to the same period in the prior year. As mentioned above, this decrease was primarily due to the sale of the Top-Flite and Ben Hogan brands combined with the transition of the Company’s apparel and footwear sales in the U.S. to a licensing arrangement during the second half of 2012. The Company’s sales in regions outside of the United States decreased $20.9 million to $253.3 million for the six months ended June 30, 2013 compared to $274.2 million in the same period in 2012. The Company’s reported net sales in regions outside the United States in 2013 were unfavorably affected by the translation of foreign currency sales into U.S. Dollars based upon 2013 exchange rates. If 2012 exchange rates were applied to 2013 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $17.8 million higher than reported in the first half of 2013. Additionally, the Company experienced declines in sales in Europe and other countries due to adverse weather and softer market conditions during the current year.
Gross profit decreased $8.9 million to $226.1 million for the six months ended June 30, 2013 compared to $235.0 million in the comparable period of 2012. Gross profit as a percentage of net sales (“gross margin”) increased to 42.1% in the first six months of 2013 compared to 41.5% in the first six months of 2012. The increase in gross margin was primarily due to (i) a favorable shift in mix to sales of higher margin golf club products in 2013 compared to 2012; and (ii) improved manufacturing efficiencies resulting from the Cost Reduction Initiatives. These increases were partially offset by the unfavorable impact of changes in foreign currency rates combined with charges incurred during the first six months of 2013 in connection with the Cost Reduction Initiatives. See “Segment Profitability” below for further discussion of gross margins.

Selling expenses decreased by $22.6 million to $130.0 million (24.2% of net sales) during the six months ended June 30, 2013 compared to $152.5 million (26.9% of net sales) in the comparable period of 2012. This decrease was primarily due to the

Cost Reduction Initiatives, which resulted in a $9.6 million decline in employee costs and travel and entertainment expenses, in addition to a $9.5 million decrease in marketing expenses.
General and administrative expenses decreased by $0.9 million to $29.8 million (5.5% of net sales) during the six months ended June 30, 2013 compared to $30.7 million (5.4% of net sales) in the comparable period of 2012. This decrease was primarily due to the Cost Reduction Initiatives, which resulted in a $4.3 million decline in employee costs and travel and entertainment expenses, in addition to a decrease of $3.3 million in professional fees, bad debt expense, and depreciation and amortization expense. This decrease was partially offset by the recognition of a $6.6 million net gain in connection with the sale of the Company’s Top-Flite and Ben Hogan brands during the first half of 2012.
Research and development expenses increased by $0.3 million to $14.7 million (2.7% of net sales) in the first six months of 2013 compared to $14.4 million (2.5% of net sales) in the comparable period of 2012.
Other income (expense), net increased to other income of $4.0 million during the six months ended June 30, 2013 compared to other expense of $0.9 million in the comparable period of 2012. This improvement was primarily due to an increase in net foreign currency gains, partially offset by an increase in interest expense.
The Company’s provision for income taxes was $3.9 million during the six months ended June 30, 2013, compared to $1.9 million in the comparable period of 2012. The $2.0 million increase resulted from the sale of indefinite lived assets relating to the Top-Flite and Ben Hogan brands during the first half of 2012. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s effective tax rate for 2013 is not comparable to the effective tax rate for 2012 as the Company’s income tax amount is not directly correlated to the amount of its pretax income.
Net income for the six months ended June 30, 2013 increased to $51.7 million compared to $34.6 million in the comparable period of 2012. Diluted earnings per share increased to $0.59 in the first six months of 2013 compared to $0.41 in the comparable period of 2012. The Company’s net income for the first six months of 2013 and 2012 includes the following charges and gains (in millions):

	Six Months Ended June 30,
	2013	2012
Pre-tax charges related to the Cost Reduction Initiatives	$(8.5)	$(4.7)
Pre-tax gain on the sale of brands	—	6.6
Income tax provision(1)	(3.9)	(1.9)
Total charges	$(12.4)	$—

(1)
The Company’s income tax provision for 2013 and 2012 is affected by the establishment of a valuation allowance against the Company’s U.S. deferred tax assets and is therefore not directly correlated to the amount of its pretax income. See Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.

Golf Clubs and Golf Balls Segments Results for the Six Months Ended June 30, 2013 and 2012
Golf Clubs Segment
Net sales information by product category is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2013	2012	Dollars	Percent
Net sales:
Woods	$171.5	$149.3	$22.2	15%
Irons	113.0	116.1	(3.1)	(3)%
Putters	55.4	62.9	(7.5)	(12)%
Accessories and other	111.1	145.5	(34.4)	(24)%
	$451.0	$473.8	$(22.8)	(5)%
The $22.2 million (15%) increase in net sales of woods to $171.5 million for the six months ended June 30, 2013 resulted from an increase in both sales volume and average selling prices. The increase in sales volume was primarily due to the successful launch of the X Hot family of woods, which performed better at retail than the prior year Razr X family of woods. The increase in average selling prices was due to the introduction of the X Hot and Razr Fit Xtreme woods at higher average selling prices than their predecessors, the Razr X and Razr Fit woods sold in the same period of the prior year.
The $3.1 million (3%) decrease in net sales of irons to $113.0 million for the six months ended June 30, 2013 was primarily attributable to a $5.2 million decline in sales of wedges partially offset by a $2.1 million increase in sales of irons. The decline in sales of wedges was primarily due to the timing of new product launches resulting from the introduction of the Forged wedges during the first half of 2012 with no comparable new wedge launch during the first half of the current year. The increase in sales of irons was due to an increase in sales volume resulting from the strong performance of the X Hot irons introduced during the first half of 2013 compared to the Razr X irons launched in the prior year.
The $7.5 million (12%) decrease in net sales of putters to $55.4 million for the six months ended June 30, 2013 was primarily attributable to a decline in both sales volume and average selling prices. The decline in sales volumes and average selling prices was due to an unfavorable shift in product mix with fewer sales of the Company's higher priced progressive (Metal X and White Ice putters) and elite (Prototype IX and Tour Series) putter models to sales of more moderately priced core (Versa and White Hot Pro) putter models during the first half of 2013 compared to the same period in the prior year.
The $34.4 million (24%) decrease in net sales of accessories and other products to $111.1 million for the six months ended June 30, 2013 was primarily due to a decline in net sales of approximately $15.8 million due to the transition of the Company’s apparel and footwear businesses in the U.S. to a licensing arrangement during the second half of 2012, combined with a decline in sales of packaged sets, gloves, and GPS devices.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Decline
	2013	2012	Dollars	Percent
Net sales:
Golf balls	$86.4	$92.4	$(6.0)	(6)%
The $6.0 million (6%) decrease in net sales of golf balls to $86.4 million for the six months ended June 30, 2013 was primarily due to a decline in sales volume and average selling prices. The decrease in sales volume was primarily due to a $15.9 million decline in sales of Top-Flite golf balls due to the sale of the Top-Flite brand in 2012 partially offset by an increase in sales of Callaway golf balls during the first half of 2013 compared to the same period in the prior year. The decline in average selling prices resulted from a shift in product mix to sales of lower priced golf ball models in 2013 compared to sales of higher priced premium golf ball models in 2012. In addition, golf ball sales in 2013 were negatively impacted by a decline in rounds played compared to rounds played in 2012.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth
	2013	2012	Dollars	Percent
Income before income taxes:
Golf clubs(1)	$64.8	$50.6	$14.2	28%
Golf balls(1)	6.9	5.7	1.2	21%
Reconciling items(2)	(16.1)	(19.8)	3.7	19%
	$55.6	$36.5	$19.1	52%

(1)
In connection with the Cost Reduction Initiatives (see Note 2 "Cost Reduction Initiatives" to the Notes to Consolidated Condensed Financial Statements), during the six months ended June 30, 2013 and 2012, the Company’s golf clubs segment recognized $3.3 million and $1.7 million, respectively, and the golf balls segment recognized $4.2 million and $0.3 million, respectively, in pre-tax charges related to these initiatives.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the six months ended June 30, 2013 and 2012, the reconciling items include pre-tax charges of $1.0 million and $2.7 million related to the Cost Reduction Initiatives, and for the six months ended June 30, 2012, the reconciling items include a pre-tax gain of $6.6 million in connection with the sale of the Top-Flite and Ben Hogan brands.
Pre-tax income in the Company’s golf clubs operating segment increased to $64.8 million for the six months ended June 30, 2013 from $50.6 million for the comparable period in the prior year. This increase was primarily driven by a decrease in operating expenses as a result of net savings realized from the Cost Reduction Initiatives combined with an increase in gross margin, partially offset by a decrease in net sales as discussed above. The increase in gross margin was primarily driven by (i) a favorable shift in mix to sales of higher margin golf club products in 2013 compared to 2012; and (ii) improved manufacturing efficiencies and lower costs associated with the Company's cost structure resulting from the Cost Reduction Initiatives. These increases were partially offset by an increase in club component costs due to more expensive materials and technology incorporated into the X Hot family of woods and White Hot Pro putters. In addition, during the first six months of 2013 and 2012, the golf clubs operating segment absorbed pre-tax charges of $3.3 million and $1.7 million, respectively, in connection with the Cost Reduction Initiatives, of which $2.3 million and $0.8 million, respectively, was included in gross profit.
Pre-tax income in the Company’s golf balls operating segment increased to $6.9 million for the six months ended June 30, 2013 from $5.7 million for the comparable period in the prior year. This increase was primarily attributable to a decrease in operating expenses as a result of net savings realized from the Cost Reduction Initiatives, offset by a decrease in net sales as discussed above and a decrease in gross margin. The decrease in gross margin was primarily driven by (i) a $3.4 million write-off of certain manufacturing equipment and inventory during the second quarter of 2013 in connection with the Cost Reduction Initiatives; and (ii) an unfavorable shift in sales mix during the first half of 2013 to higher sales of range and value priced golf balls from higher sales of premium golf balls in the comparable period of 2012. These decreases were partially offset by higher discounting taken in 2012 in connection with the sale of the Top-Flite brand.

Financial Condition
The Company’s cash and cash equivalents decreased $22.0 million to $30.0 million at June 30, 2013, from $52.0 million at December 31, 2012. Additionally, the Company had $38.5 million outstanding on its ABL Facility (as defined below) at June 30, 2013 compared to no balance outstanding at December 31, 2012. The Company's cash and cash equivalents fluctuate with the seasonality of the Company’s business and are affected by the timing of product launches. Generally, during the first quarter, the Company will rely more heavily on its credit facility to fund operations as cash inflows from operations begin to increase during the second quarter as a result of cash collections from customers. During the six months ended June 30, 2013, the Company used its cash and cash equivalents and borrowings from the ABL Facility to fund $67.0 million of cash used in operating activities and $6.0 million in capital expenditures. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings from the ABL Facility, as deemed necessary (see further information on the ABL Facility below).
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of June 30, 2013, the Company’s net accounts receivable increased $138.2 million to $229.3 million from $91.1 million as of December 31, 2012. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $249.6 million during the second quarter of 2013 compared to net sales of $119.9 million during the fourth quarter of 2012. The Company’s net accounts receivable as of June 30, 2013 decreased by $25.6 million compared to the Company’s net accounts receivable as of June 30, 2012. This decrease was primarily attributable to a decline in net sales in the second quarter of 2013 compared to the second quarter of 2012.
The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s net inventory decreased $24.5 million to $187.2 million as of June 30, 2013 compared to $211.7 million as of December 31, 2012. The decrease in inventory reflects the general seasonality of the business. The Company’s net inventory decreased by $28.6 million as of June 30, 2013 compared to the Company’s net inventory as of June 30, 2012. Net inventories as a percentage of the trailing 12 months net sales decreased to 23.2% as of June 30, 2013 compared to 24.2% as of June 30, 2012. This decrease was driven primarily by a reduction in Top-Flite inventory due to the sale of the Top-Flite brand in 2012, a reduction in golf apparel and footwear inventory due to the Company’s transition to a third-party based model during the third quarter of 2012, and a decrease in irons inventory due to fewer irons models offered in 2013 compared to 2012.
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
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s multi-year turnaround, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2012). While management believes the Company's recovery is on track, no assurance can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to fund its business due to a further decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on the ABL Facility for needed liquidity. If the ABL Facility is not then available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected.

As of June 30, 2013, a significant portion of the Company’s total cash is held in regions outside of the U.S. Outside of settling intercompany balances during the normal course of operations, the Company may repatriate funds from its foreign subsidiaries. The Company has not, nor does it anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. As such, the Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If in the future the Company decides to repatriate such foreign earnings, it would need to accrue and pay incremental U.S. federal and state income tax, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards.
Asset-Based Revolving Credit Facility
The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”), which provides a senior secured asset-based revolving credit facility of up to $230.0 million, comprised of a $158.3 million U.S. facility, a $31.7 million Canadian facility and a $40.0 million United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $2.7 million at June 30, 2013. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.
As of June 30, 2013, the Company had $38.5 million outstanding under the ABL Facility and had $30.0 million of cash and cash equivalents. As of June 30, 2013, the Company could borrow an additional $48.1 million under the ABL Facility. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are high and then decreases during the second half of the year when the Company’s accounts receivable balance is lower due to an increase in cash collections. The average outstanding borrowings during 2013 were $59.5 million and average liquidity, defined as cash on hand combined with amounts available under the ABL Facility after outstanding borrowings, was $97.4 million. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.
The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of June 30, 2013 the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company will be subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25.0 million. The Company would not have met the fixed charge coverage ratio as of June 30, 2013; however, the Company’s borrowing base availability was above $25.0 million during 2013, and as such the Company was not subject to compliance with the fixed charge coverage ratio.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio” (as defined below). The Company’s “availability ratio” is the ratio, expressed as a percentage, of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins may be permanently reduced by 0.25% if EBITDA meets or exceeds $25.0 million over any trailing twelve month period, and may be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50.0 million over any trailing twelve month period. At June 30, 2013, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 6.25%.
In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.
The origination fees incurred in connection with the ABL Facility totaled $4.3 million, which are being amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of June 30, 2013 were $2.7 million, of which $0.9 million and $1.8 million were included in other current assets and other assets, respectively, in the accompanying consolidated condensed balance sheet. Unamortized origination fees as of December 31, 2012 were $3.2 million, of which $0.9 million and $2.3 million were included in other current assets and other assets, respectively, in the accompanying consolidated condensed balance sheet.

Convertible Senior Notes
In August 2012, the Company issued $112.5 million of convertible notes. The convertible notes pay interest of 3.75% per year on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year. The first payment was made on February 15, 2013. The convertible notes mature on August 15, 2019.
The Company incurred transactional fees of $3.5 million, which are being amortized over the term of the convertible notes. Unamortized transaction fees as of June 30, 2013 and December 31, 2012 were $3.1 million and $3.4 million, respectively, of which $0.5 million were included in other current assets as of both June 30, 2013 and December 31, 2012 in the accompanying consolidated condensed balance sheets, and $2.6 million and $2.9 million were included in other assets as of June 30, 2013 and December 31, 2012, respectively, in the accompanying consolidated condensed balance sheets.
The net carrying amount of the convertible notes as of June 30, 2013 and December 31, 2012 was $107.5 million and $107.1 million, respectively. The unamortized discount of $5.0 million as of June 30, 2013 will be amortized over the remaining term of approximately 6.2 years. Total interest and amortization expense recognized in the three and six months ended June 30, 2013 was $1.2 million and $2.5 million, respectively.
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

The convertible notes contain certain covenants including payment of principal, certain repurchase obligations and interest, obligations of the Company to convert the convertible notes, and other customary terms as defined in the indenture relating to the convertible notes. The Company was in compliance with these covenants as of June 30, 2013.
Other Significant Cash and Contractual Obligations
The following table summarizes certain significant cash obligations as of June 30, 2013 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Convertible notes(1)	$112.5	$—	$—	$—	$112.5
Interest on convertible notes(1)	25.9	4.2	8.6	8.4	4.7
Unconditional purchase obligations(2)	56.8	39.5	17.1	0.2	—
Operating leases(3)	34.6	13.3	16.8	4.5	—
Uncertain tax contingencies(4)	8.0	0.8	3.4	1.8	2.0
Total	$237.8	$57.8	$45.9	$14.9	$119.2

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
The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended June 30, 2013 was not material to the Company’s financial position, results of operations or cash flows.
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

Off-Balance Sheet Arrangements
At June 30, 2013, the Company had total outstanding commitments on non-cancelable operating leases of approximately $34.6 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 5 years expiring at various dates through August 2018, with options to renew at varying terms.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments for hedging purposes to limit its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with creditworthy firms. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from the ABL Facility.
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
The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At June 30, 2013 and December 31, 2012, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $132.0 million and $137.1 million, respectively. At June 30, 2013 and December 31, 2012, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2013 through its foreign currency exchange contracts.
The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $13.9 million at June 30, 2013. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
The Company is exposed to interest rate risk from its ABL Facility. Outstanding borrowings under the ABL Facility accrue interest as described in Note 3 to the Company’s Consolidated Condensed Financial Statements in this Form 10-Q and in “Liquidity and Capital Resources” above. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by an increase of 10% in interest rates is $0.3 million at June 30, 2013.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2013, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
During the three months ended June 30, 2013, the Company repurchased 1,100 shares of its common stock at an average cost per share of $6.66 under the November 2007 repurchase program. The Company received these shares to settle taxes paid on behalf of holders of restricted stock units. As of June 30, 2013, the Company remained authorized to repurchase up to an additional $72.4 million of its common stock under this program.
The following table summarizes the purchases by the Company under its repurchase programs during the second quarter of 2013 (in thousands, except per share data):

	Three Months Ended June 30, 2013
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
April 1, 2013-April 30, 2013	—	$—	—	$72,437
May 1, 2013-May 31, 2013	1	$6.66	1	$72,430
June 1, 2013-June 30, 2013	—	$—	—	$72,430
Total	1	$6.66	1	$72,430

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

4.3
Indenture, dated as of August 29, 2012 between Callaway Golf Company and Wilmington Trust, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 4, 2012 (file No. 1-10962).

4.4	Global Note due 2019, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 4, 2012 (file No. 1-10962).

10.1
Callaway Golf Company Amended and Restated 2004 Incentive Plan (effective May 19, 2009), incorporated herein by this reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 5, 2013 (file no. 1-10962).

10.2
Callaway Golf Company 2013 Non-Employee Directors Stock Incentive Plan (effective May 15, 2013), incorporated herein by this reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 5, 2013 (file no. 1-10962).

10.3	Form of Notice of Grant of Restricted Stock Agreement for Non-Employee Directors.†

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Oliver G. Brewer III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

(†)	Included with this Report.

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

CALLAWAY GOLF COMPANY

By:	/s/ Jennifer Thomas
Jennifer Thomas
Vice President and Chief Accounting Officer
Date: July 26, 2013

EXHIBIT INDEX

Exhibit	Description

10.3	Form of Notice of Grant of Restricted Stock Agreement for Non-Employee Directors.

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Oliver G. Brewer III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

*
The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.