Form 10-Q
period 2013-09-30
CALLAWAY GOLF CO
filed 2013-10-28
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2013, the number of shares outstanding of the Registrant’s common stock and preferred stock outstanding was 74,529,462 and 183,796, respectively.

Important Notice to Investors Regarding Forward-Looking Statements: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, the estimated amount or timing of charges and savings related to the Company’s various restructuring initiatives, the reinvestment of the savings and the benefits to be derived therefrom, the continued success of the Company's turnaround plan, as well as improved financial results during 2013, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including delays, difficulties, changed strategies, or increased costs in implementing the Company’s turnaround plans, including the 2012 cost reduction initiatives; consumer acceptance of and demand for the Company’s products; the level of promotional activity in the marketplace; future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions; future changes in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs; adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities; delays, difficulties or increased costs in the supply of components needed to manufacture the Company’s products or in manufacturing the Company’s products; adverse weather conditions and seasonality; any rule changes or other actions taken by the USGA or other golf association that could have an adverse impact upon demand or supply of the Company’s products; a decrease in participation levels in golf; and the effect of terrorist activity, armed conflict, natural disasters or pandemic diseases on the economy generally, on the level of demand for the Company’s products or on the Company’s ability to manage its supply and delivery logistics in such an environment; as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in the Company’s most recent Form 10-K, as well as the Company’s other reports on Forms 10-Q and 8-K subsequently filed with the Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Anypoint-Backstryke-Big Bertha-Black Series Tour Designs-Callaway-Callaway Golf-C Grind-Chev-Chev 18-Chevron Device-D.A.R.T.-Demonstrably Superior and Pleasingly Different-Divine-Eagle-ERC-FTiZ-FT Optiforce-FT Performance-FT Tour-Fusion-Gems-Great Big Bertha-Heavenwood-HX-HX Diablo-Hex Aerodynamics-Hex Black Tour-Hex Chrome-Hex Hot-Hex Diablo-Hex Solaire-Hex Warbird-IMIX-Legacy-Legacy Aero-Legend-Mack Daddy 2-Marksman-Metal-X-Number One Putter in Golf-Odyssey-OptiFit-ORG.14-ProType-ProType Black-Razr Fit-Razr Fit Xtreme-Razr Hawk-Razr X-Razr XF-Razr X HL-Razr X Muscleback-Razr X Tour-Rossie-S2H2-Sabertooth-Solaire-Steelhead-Strata-Stronomic-Sure-Out-Tank-Teron-Tech Series-Ti-Hot-Tour Authentic-Tour i-Tour i(S)-Tour iX-Tour i(Z)-Trade In! Trade Up!-Tru Bore-uDesign-uPro-Versa-VFT-Warbird-White Hot-White Hot Tour-White Hot Pro-White Ice-World's Friendliest-X-Act-X Forged-X Hot-X Hot Pro-XJ Series-X-SPANN-Xtra Traction Technology-XTT-Xtra Width Technology-XWT-2-Ball-3 Deep

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$37,399	$52,003
Accounts receivable, net	157,371	91,072
Inventories	190,870	211,734
Other current assets	24,465	29,791
Assets held for sale	—	2,396
Total current assets	410,105	386,996
Property, plant and equipment, net	73,957	89,093
Intangible assets, net	88,922	89,189
Goodwill	29,060	29,034
Other assets	48,865	43,324
Total assets	$650,909	$637,636
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$123,672	$129,021
Accrued employee compensation and benefits	26,759	20,649
Accrued warranty expense	6,766	7,539
Other current liabilities	5,810	4,357
Total current liabilities	163,007	161,566
Long-term liabilities:
Income tax payable	6,192	6,565
Deferred taxes, net	33,849	33,533
Convertible notes, net (Note 3)	107,656	107,133
Long-term incentive compensation and other	5,451	7,131
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, 183,796 and 417,639 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2	4
Common stock, $0.01 par value, 240,000,000 shares authorized, 75,712,132 and 72,264,020 shares issued at September 30, 2013 and December 31, 2012, respectively	757	723
Additional paid-in capital	205,714	204,510
Retained earnings	138,960	113,831
Accumulated other comprehensive income	2,884	14,770
Less: Common stock held in treasury, at cost, 1,182,670 and 1,267,436 shares at September 30, 2013 and December 31, 2012, respectively	(13,563)	(14,848)
Total Callaway Golf Company shareholders’ equity	334,754	318,990
Non-controlling interest in consolidated entity (Note 10)	—	2,718
Total shareholders’ equity	334,754	321,708
Total liabilities and shareholders’ equity	$650,909	$637,636
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$178,229	$147,906	$715,631	$714,127
Cost of sales	118,820	144,106	430,134	475,303
Gross profit	59,409	3,800	285,497	238,824
Operating expenses:
Selling expense	49,871	60,273	179,851	212,822
General and administrative expense	18,870	18,238	48,626	48,918
Research and development expense	7,689	7,978	22,435	22,381
Total operating expenses	76,430	86,489	250,912	284,121
Income (loss) from operations	(17,021)	(82,689)	34,585	(45,297)
Other income (expense), net	(3,095)	(3,359)	934	(4,246)
Income (loss) before income taxes	(20,116)	(86,048)	35,519	(49,543)
Income tax provision	1,037	750	4,941	2,654
Net income (loss)	(21,153)	(86,798)	30,578	(52,197)
Dividends on convertible preferred stock	1,766	2,414	3,332	7,664
Net income (loss) allocable to common shareholders	$(22,919)	$(89,212)	$27,246	$(59,861)
Earnings (loss) per common share:
Basic	$(0.32)	$(1.33)	$0.38	$(0.91)
Diluted	$(0.32)	$(1.33)	$0.36	$(0.91)
Weighted-average common shares outstanding:
Basic	72,649	67,162	71,613	65,740
Diluted	72,649	67,162	86,870	65,740

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(21,153)	$(86,798)	$30,578	$(52,197)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,948	4,168	(11,886)	3,100
Comprehensive income (loss)	$(19,205)	$(82,630)	$18,692	$(49,097)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$30,578	$(52,197)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,693	26,576
Impairment charges	—	17,056
Deferred taxes	303	(1,397)
Non-cash share-based compensation	2,592	2,482
Loss (gain) on disposal of long-lived assets	2,428	(1,521)
Gain on sale of intangible assets	—	(6,602)
Discount amortization on convertible notes	523	27
Change in assets and liabilities:
Accounts receivable, net	(69,122)	(27,093)
Inventories	14,132	46,984
Other assets	2,013	1,835
Accounts payable and accrued expenses	(151)	(32,310)
Accrued employee compensation and benefits	6,614	(3,367)
Accrued warranty expense	(773)	(7)
Other liabilities	(1,272)	283
Net cash provided by (used in) operating activities	7,558	(29,251)
Cash flows from investing activities:
Capital expenditures	(8,920)	(16,001)
Proceeds from sales of property and equipment	4,025	324
Net proceeds from sales of intangible assets	—	26,861
Investment in golf related ventures	(7,189)	—
Net cash (used in) provided by investing activities	(12,084)	11,184
Cash flows from financing activities:
Dividends paid	(4,882)	(9,526)
Equity issuance costs	(274)	—
Proceeds from issuance of convertible notes	—	46,819
Debt issuance costs	—	(3,534)
Other financing activities	—	40
Net cash (used in) provided by financing activities	(5,156)	33,799
Effect of exchange rate changes on cash and cash equivalents	(4,922)	384
Net (decrease) increase in cash and cash equivalents	(14,604)	16,116
Cash and cash equivalents at beginning of period	52,003	43,023
Cash and cash equivalents at end of period	$37,399	$59,139
Supplemental disclosures:
Cash paid for income taxes, net	$4,401	$1,709
Cash paid for interest and fees	$4,336	$7,148
Noncash investing and financing activities:
Dividends payable	$57	$131
Issuance of convertible notes in exchange for preferred stock	$—	$60,078
Issuance of treasury stock from the settlement of compensatory stock awards	$1,649	$3,641
Acquisition of treasury stock for minimum statutory withholding taxes	$(364)	$(771)
Accrued capital expenditures at period end	$1,936	$76
Stock dividends issued in preferred stock exchange	$544	$—
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Callaway Golf Shareholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Non-Controlling Interest	Total
Balance at December 31, 2012	418	$4	72,264	$723	$204,510	$113,831	$14,770	(1,267)	$(14,848)	$2,718	$321,708
Acquisition of treasury stock	—	—	—	—	—	—	—	(56)	(364)	—	(364)
Issuance of treasury stock	—	—	—	—	(1,649)	—	—	140	1,649	—	—
Preferred stock to common stock exchange	(234)	(2)	3,317	33	(31)	—	—	—	—	—	—
Equity issuance costs	—	—	—	—	(274)	—	—	—	—	—	(274)
Compensatory stock and stock options	—	—	56	—	2,592	—	—	—	—	—	2,592
Stock dividends	—	—	75	1	566	(567)	—	—	—	—	—
Cash dividends	—	—	—	—	—	(4,882)	—	—	—	—	(4,882)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(11,886)	—	—	—	(11,886)
Changes in non-controlling interest	—	—	—	—	—	—	—	—	—	(2,718)	(2,718)
Net income	—	—	—	—	—	30,578	—	—	—	—	30,578
Balance at September 30, 2013	184	$2	75,712	$757	$205,714	$138,960	$2,884	(1,183)	$(13,563)	$—	$334,754

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

Note 2. Cost Reduction Initiatives
In July 2012, the Company implemented its cost-reduction initiatives (the “Cost Reduction Initiatives”) in order to streamline and simplify the Company’s organizational structure and change the manner in which the Company approaches and operates its business. In the aggregate through September 30, 2013, the Company recognized total charges of $64,426,000 in connection with these initiatives, of which approximately two-thirds resulted in non-cash charges. In connection with Cost Reduction Initiatives, the Company expects to incur total pre-tax charges of approximately $68,000,000, and expects to realize total savings of approximately $60,000,000. The Company expects to incur estimated future charges of approximately $3,000,000 over the next three months. These estimates are based upon current information and expectations, however, the amount, nature, or timing of these charges could vary as the Company further develops and implements these initiatives.
During the three and nine months ended September 30, 2013, the Company recognized charges of $1,858,000 and $10,365,000 in connection with the Cost Reduction Initiatives. Amounts recognized in cost of sales during the three and nine months ended September 30, 2013 totaled $1,005,000 and $7,374,000, respectively, and amounts recognized in operating expenses totaled $853,000 and $2,991,000, respectively. During the three and nine months ended September 30, 2012, the Company recognized charges of $35,084,000 and $39,755,000 in connection with these initiatives. Amounts recognized in cost of sales during the three and nine months ended September 30, 2012 totaled $27,302,000 and $28,263,000, respectively, and amounts recognized in operating expenses totaled $7,782,000 and $11,492,000, respectively. See Note 17 for charges recognized by the Company’s operating segments.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The table below summarizes the total charges recognized during 2013, the liability balances, and the estimated future charges relating to the Cost Reduction Initiatives (in thousands). Amounts payable as of September 30, 2013 and December 31, 2012 are included in accrued employee compensation and benefits and accounts payable and accrued expenses in the accompanying consolidated condensed balance sheets.

	Cost Reduction Initiatives
	Workforce Reductions	Transition Costs	Asset Write-offs	Total
Restructuring payable balance, December 31, 2012	$4,531	$591	$—	$5,122
Charges to cost and expense	1,091	2,418	—	3,509
Non-cash items	—	(1,699)	—	(1,699)
Cash payments	(3,547)	(717)	—	(4,264)
Restructuring payable balance, March 31, 2013	$2,075	$593	$—	$2,668
Charges to cost and expense	677	997	3,324	4,998
Non-cash items	—	(412)	(3,324)	(3,736)
Cash payments	(1,652)	(1,071)	—	(2,723)
Restructuring payable balance, June 30, 2013	$1,100	$107	$—	$1,207
Charges to cost and expense	602	1,256	—	1,858
Non-cash items	—	(675)	—	(675)
Cash payments	(669)	(45)	—	(714)
Restructuring payable balance, September 30, 2013	$1,033	$643	$—	$1,676
Total future estimated charges as of September 30, 2013	$700	$2,300	$—	$3,000

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

Asset-Based Revolving Credit Facility
The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $230,000,000, comprised of a $158,333,000 U.S. facility, a $31,667,000 Canadian facility, and a $40,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $1,278,000 at September 30, 2013. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.
As of September 30, 2013, the Company had no borrowings outstanding under the ABL Facility and had $37,399,000 of cash and cash equivalents. As of September 30, 2013, the Company could borrow $47,607,000 under the ABL Facility. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

first half of the year when the Company’s inventory and accounts receivable balances are high and then decreases during the second half of the year when the Company’s accounts receivable balances are lower due to an increase in cash collections. Average outstanding borrowings during the nine months ended September 30, 2013 was $41,119,000 and average available liquidity, defined as cash on hand combined with amounts available under the ABL Facility after outstanding borrowings was $91,318,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.
The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of September 30, 2013, the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25,000,000. The Company would not have met the fixed charge coverage ratio as of September 30, 2013; however, the Company’s borrowing base availability was above $25,000,000 during the nine months ended September 30, 2013, and as such the Company was not subject to compliance with the fixed charge coverage ratio.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio.” The Company’s “availability ratio” is expressed as a percentage of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins may be permanently reduced by 0.25% if EBITDA meets or exceeds $25,000,000 over any trailing twelve month period, and may be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50,000,000 over any trailing twelve month period. At September 30, 2013, the Company’s trailing twelve months average interest rate applicable to its outstanding loans under the ABL Facility was 6.20%.
In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.

The origination fees incurred in connection with the ABL Facility totaled $4,292,000, which are being amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of September 30, 2013 and December 31, 2012 were $2,515,000 and $3,171,000, respectively, of which $915,000 and $906,000, respectively, were included in other current assets, and $1,600,000 and $2,265,000 were included in other assets, respectively, in the accompanying consolidated condensed balance sheets.
Convertible Senior Notes
In August 2012, the Company issued $112,500,000 of 3.75% Convertible Senior Notes (the “convertible notes”). The convertible notes pay interest of 3.75% per year on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year. The convertible notes mature on August 15, 2019.
The Company incurred transactional fees of $3,539,000, which are being amortized into interest expense over the term of the convertible notes. Unamortized transaction fees as of September 30, 2013 and December 31, 2012 were $2,992,000 and $3,365,000, respectively, of which $506,000 and $505,000 were included in other current assets, respectively, and $2,486,000 and $2,860,000 were included in other assets, respectively, in the accompanying consolidated condensed balance sheets.
The net carrying amount of the convertible notes as of September 30, 2013 and December 31, 2012 was $107,656,000 and $107,133,000, respectively. The unamortized discount of $4,844,000 as of September 30, 2013 will be amortized over the remaining term of approximately 5.9 years. Total interest and amortization expense recognized during the three and nine months ended September 30, 2013 was $1,234,000 and $3,673,000, respectively.

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

The convertible notes contain certain covenants including payment of principal, certain repurchase obligations and interest, obligations of the Company to convert the convertible notes, and other customary terms as defined in the Indenture. The Company was in compliance with these covenants as of September 30, 2013.
Note 4. Preferred Stock
In August 2013, the Company exchanged 233,843 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value, (the “preferred stock”) for 3,316,922 shares of the Company's common stock at the stated conversion rate plus an additional 75,342 shares as an inducement. The Company also paid the exchanging holders cash dividends through December 15, 2013 on their shares of Preferred Stock surrendered in the exchange. After the exchange, the company has 183,796 shares remaining of preferred stock outstanding. The preferred stock is generally convertible at any time at the holder’s option into common stock of the Company at an initial conversion rate of 14.1844 shares of Callaway’s common stock per share of preferred stock, which is equivalent to an initial conversion price of approximately $7.05 per share. At September 30, 2013, based on the initial conversion rate, approximately 2,607,000 shares of common stock would be issuable upon conversion of all of the remaining outstanding shares of preferred stock.
The terms of the preferred stock provide for a liquidation preference of $100 per share and cumulative unpaid dividends from the date of original issue at a rate of 7.50% per annum (equal to an annual rate of $7.50 per share), subject to adjustment in certain circumstances. As of September 30, 2013, the liquidation preference would have been $18,437,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with the Company’s line of credit and applicable law.
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
Note 5. Earnings per Common Share
Earnings per common share, basic, is computed by dividing net income allocable to common shareholders (net income less preferred stock dividends) by the weighted-average number of common shares outstanding for the period.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Earnings per common share, diluted, is computed by dividing net income allocable to common shareholders, adjusted for preferred stock dividends and the interest on the Company's convertible notes, by the weighted-average number of common shares – diluted. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method and the if-converted method in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share.” Dilutive securities include the common stock equivalents of convertible preferred stock and convertible notes, options granted pursuant to the Company’s stock option plans and outstanding restricted stock units granted to employees and non-employee directors (Note 14).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when diluted earnings per share is higher than basic earnings per share.

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings (loss) per common share—basic
Net income (loss)	$(21,153)	$(86,798)	$30,578	$(52,197)
Less: Preferred stock dividends	1,766	2,414	3,332	7,664
Net income (loss) allocable to common shareholders	$(22,919)	$(89,212)	$27,246	$(59,861)
Weighted-average common shares outstanding—basic	72,649	67,162	71,613	65,740
Basic earnings (loss) per common share	$(0.32)	$(1.33)	$0.38	$(0.91)
Earnings (loss) per common share—diluted
Net income (loss)	(21,153)	$(86,798)	$30,578	$(52,197)
Less: Preferred stock dividends	1,766	2,414	3,332	7,664
Add: Interest on convertible debt, net of tax	—	—	3,673	—
Net income (loss) including assumed conversions	$(22,919)	$(89,212)	$30,919	$(59,861)
Weighted-average common shares outstanding—basic	72,649	67,162	71,613	65,740
Convertible notes weighted-average shares outstanding	—	—	15,000	—
Options and restricted stock	—	—	257	—
Weighted-average common shares outstanding—diluted	72,649	67,162	86,870	65,740
Dilutive earnings (loss) per common share	$(0.32)	$(1.33)	$0.36	$(0.91)
Securities that resulted in an anti-dilutive effect were excluded from the earnings per share computation as follows: For the three months ended September 30, 2013 and 2012, securities outstanding totaling approximately 24,716,000 and 26,135,000 shares, respectively, including common shares underlying preferred stock of 4,446,000 and 14,958,000, respectively, common shares underlying convertible senior notes of 15,000,000 and 5,275,000, respectively, in addition to antidilutive options and restricted stock. For the nine months ended September 30, 2013 and 2012, securities outstanding totaling approximately 11,117,000 and 28,222,000 shares, respectively, including common shares underlying preferred stock of 5,426,000 and 18,225,000, respectively, antidilutive options and restricted stock, and common shares underlying convertible senior notes of 1,758,000 for the nine months ended September 30, 2012.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 6. Sale of Buildings
On February 28, 2013, the Company completed the sale of its manufacturing facility in Chicopee, Massachusetts for proceeds of $3,496,000, net of closing costs and commissions. The Company had marked the building down to its estimated selling price, net of commissions, fees and estimated environmental remediation costs in 2012 and recorded a loss on the sale of $31,000 during the first quarter of 2013. The Company has $1,035,000 and $1,243,000 accrued in accounts payable and accrued expenses as of September 30, 2013 and December 31, 2012, respectively, for certain environmental remediation costs related to the sale of this facility. The Company has leased back a reduced portion of the square footage that it believes is adequate for ongoing golf ball operations.

Note 7. Inventories
Inventories are summarized below (in thousands):

	September 30, 2013	December 31, 2012
Inventories:
Raw materials	$41,600	$43,469
Work-in-process	478	619
Finished goods	148,792	167,646
	$190,870	$211,734
Note 8. Goodwill and Intangibles Assets
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
The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	September 30, 2013			December 31, 2012
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,272	309	31,581	31,022	559
Developed technology and other	1-9	7,961	7,938	23	7,961	7,921	40
Total intangible assets		$128,132	$39,210	$88,922	$128,132	$38,943	$89,189
Aggregate amortization expense on intangible assets was approximately $267,000 and $2,645,000 for the nine months ended September 30, 2013 and 2012, respectively.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Amortization expense related to intangible assets at September 30, 2013 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2013	$21
2014	68
2015	51
2016	51
2017	51
2018	51
Thereafter	39
$332

Goodwill at September 30, 2013 and December 31, 2012 was $29,060,000 and $29,034,000, respectively. The increase in goodwill during the nine months ended September 30, 2013 of $26,000 was due to foreign currency fluctuations. Gross goodwill before impairments at September 30, 2013 and December 31, 2012 was $30,809,000 and $30,783,000, respectively.

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
During the three and nine months ended September 30, 2013, the Company invested an additional $5,709,000 and $7,189,000, respectively, in preferred shares of TopGolf, thereby increasing the Company's total investment as of September 30, 2013 to $31,156,000. The Company’s total ownership interest in TopGolf, including the incremental investments completed in 2013, is less than 20%. In addition, the Company does not have the ability to significantly influence the operating and financing activities and policies of TopGolf. Accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other,” and is included in other assets in the accompanying consolidated condensed balance sheets as of September 30, 2013 and December 31, 2012.
Note 10. Non Controlling Interests
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
In July 2013, the Company terminated the Golf Ball Manufacturing and Supply Agreement and certain ancillary agreements with Suntech, and as a result, during the three and nine months ended September 30, 2013, the Company recognized charges of $303,000 and $3,738,000, respectively, the majority of which was related to the write-off of certain manufacturing equipment and inventory located at the Suntech manufacturing facility. These charges were recognized in cost of sales within the Company's golf balls operating segment. Additionally, as a result of the termination of the Golf Ball Manufacturing and Supply Agreement, the Company no longer has a controlling influence over the Suntech operations and therefore no longer consolidates the financial results of Suntech in it's consolidated financial statements in accordance with ASC Topic 810, “Consolidations.”
Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company had previously entered into a loan agreement with Mauritius in order to provide working capital for Suntech. In connection with this loan agreement, the Company loaned Mauritius a total of $3,200,000, of which $1,588,000 and $1,788,000 was outstanding at September 30, 2013 and December 31, 2012, respectively. The termination of the Golf Ball Manufacturing and Supply Agreement did not affect the terms of the loan. The loan is included in other assets in the accompanying consolidated condensed balance sheets as of September 30, 2013 and December 31, 2012.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 11. Product Warranty
The Company has a stated two-year warranty policy for its golf clubs, although the Company sometimes honors warranty claims after the two-year stated warranty period at the Company’s discretion. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The decrease in the future estimated warranty obligation is primarily due to an overall decrease in product returns combined with a decline in the cost to replace older product.
The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$8,241	$7,863	$7,539	$8,140
Provision	190	2,832	4,335	6,605
Claims paid/costs incurred	(1,665)	(2,562)	(5,108)	(6,612)
Ending balance	$6,766	$8,133	$6,766	$8,133
Note 12. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC 270, “Interim Reporting,” and ASC 740 “Accounting for Income Taxes” (together, “ASC 740”). In general, at the end of each interim period, the Company estimates the annual effective tax rate for foreign operations and applies that rate to its ordinary foreign quarterly earnings. For the nine months ended September 30, 2013 and consistent with prior quarters, the discrete method was used to calculate the Company's U.S. interim tax expense as the annual effective rate was not considered a reliable estimate of year-to-date income tax expense. Under the discrete method, the Company determines its U.S. tax expense based upon actual results as if the interim period were an annual period. The Company's full U.S. valuation allowance position and the seasonality of the Company's business create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the use of the discrete method is more appropriate than the annual effective tax rate method.
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
The provision for income taxes is primarily comprised of taxes related to the Company's foreign operations. The income tax provision for the third quarter of 2013 and 2012 was $1,037,000 and $750,000, respectively. This increase was primarily due to the release of certain unrecognized tax benefit liabilities in the third quarter of 2012 due to the lapse of statutes of limitation. The provision for income taxes for the nine months ended September 30, 2013 and 2012 was $4,941,000 and $2,654,000, respectively. This increase resulted primarily from the sale of indefinite lived assets relating to the Top-Flite and Ben Hogan brands in the first quarter of 2012.

At September 30, 2013, the liability for income taxes associated with uncertain tax positions was $8,484,000. This amount could be reduced by $2,798,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments as well as $3,063,000 of deferred taxes. The net amount of $2,623,000, if recognized, would favorably affect the Company’s consolidated condensed financial statements and effective income tax rate. The unrecognized tax benefit liabilities are expected to decrease approximately $1,904,000 during the next 12 months.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the three months ended September 30, 2013 and 2012, the Company's provision for income taxes includes charges of $58,000 and a benefit of $61,000, respectively, related to interest and penalties. For the nine months ended September 30, 2013 and 2012, the Company's provision for income taxes includes a benefit of $150,000 and charges of $29,000, respectively, related to interest and penalties. As of September 30, 2013 and December 31, 2012, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $920,000 and $1,245,000, respectively.
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
Note 13. Commitments & Contingencies
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
Set forth is a description of certain litigation to which the Company is a party:
Cleveland Golf Litigation. On October 18, 2013, Dunlop Sports Co., Ltd., a Japanese Corporation, and its wholly-owned subsidiary, Roger Cleveland Golf Company, Inc., which sells golf equipment under the Cleveland and Cleveland Golf trademarks (“Cleveland Golf”), filed a complaint against Callaway Golf Company in the United States District Court - Central District of California (Case 8:13-cv-01642). The Complaint alleges that Callaway’s use on its Callaway branded Mack Daddy 2 Wedges of

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

the phrase “Designed by Roger Cleveland” constitutes trademark infringement (and related claims) of Cleveland Golf’s “Cleveland” trademark. The plaintiffs are seeking unspecified damages, including punitive damages, costs and attorneys’ fees, as well as injunctive relief. Roger Cleveland has been an employee of Callaway since 1996 and has been designing golf clubs for Callaway for over 17 years.

Historically, the claims, proceedings and investigations brought against the Company, individually, and in the aggregate, have not had a material adverse effect upon the consolidated results of operations, cash flows, or financial position of the Company. The Company believes that it has valid legal defenses to the matters currently pending against the Company, including the Cleveland Golf litigation noted above. These matters, including the matter specifically described above, are inherently unpredictable and the resolutions of these matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance, or the financial impact that will result from such matters. Management believes that the final resolution of the current matters pending against the Company, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position. The Company’s results of operations or cash flows, however, could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of September 30, 2013, the Company has entered into many of these contractual agreements with terms ranging from one to five years. The minimum obligation that the Company is required to pay under these agreements is $60,566,000 over the next five years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total.

Future purchase commitments as of September 30, 2013, are as follows (in thousands):

Remainder of 2013	$43,781
2014	13,298
2015	2,327
2016	839
2017	321
$60,566
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

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2013 was not material to the Company’s financial position, results of operations or cash flows.
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

Note 14. Share-Based Employee Compensation
As of September 30, 2013, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan and the 2013 Non-Employee Directors Stock Incentive Director Plan. From time to time, the Company grants stock options, restricted stock units, phantom stock units, stock appreciation rights and other awards under these plans.
The table below summarizes the amounts recognized in the financial statements for the three and nine months ended September 30, 2013 and 2012 for share-based compensation, including expense for stock options, restricted stock units, phantom stock units and cash settled stock appreciation rights (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of sales	$84	$28	$229	$175
Operating expenses	1,804	1,182	4,028	4,911
Total cost of share-based compensation included in income, before income tax	$1,888	$1,210	$4,257	$5,086
Stock Options
During the nine months ended September 30, 2013 the Company granted 1,843,000 shares underlying stock options at a weighted average grant-date fair value of $2.47 per share based on the Black Scholes option-pricing model. There were no stock options granted during the third quarter of 2013. Total compensation expense recognized for stock options during the three and nine months ended September 30, 2013 was $486,000 and $1,333,000, respectively.
During the nine months ended September 30, 2012, the number of shares underlying stock options granted was nominal and no stock options were granted during the third quarter of 2012. Total compensation expense recognized for stock options during the three and nine months ended September 30, 2012 was $253,000 and $1,310,000, respectively.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of stock options granted during the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
Dividend yield	0.6%	1.2%
Expected volatility	48.8%	50.6%
Risk free interest rate	0.7%	0.8%
Expected life	4.3 years	4.9 years

Restricted Stock Units
The Company granted 441,000 shares underlying restricted stock units during the nine months ended September 30, 2013 at a weighted average grant-date fair value of $6.55 per share. There were no restricted stock units granted during the third quarter of 2013. Total compensation expense recognized for restricted stock units during the three and nine months ended September 30, 2013 was $436,000 and $1,258,000, respectively.
During the three and nine months ended September 30, 2012 the Company granted 10,000 and 393,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $5.75 and $6.36 per share, respectively. Total compensation expense recognized for restricted stock units during the three and nine months ended September 30, 2012 was $332,000 and $1,172,000, respectively.
At September 30, 2013, the Company had $3,901,000 of total unrecognized compensation expense related to non-vested restricted stock units under the Company’s share-based payment plans. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated condensed statement of operations due to the application of forfeiture rates.
Phantom Stock Units
Phantom stock units (“PSUs”) are a form of share-based award that are indexed to the Company’s stock and are settled in cash. Because PSUs are settled in cash, compensation expense recognized over the vesting period will vary based on changes in fair value. Fair value is remeasured at the end of each interim reporting period based on the closing price of the Company’s stock. PSUs generally cliff vest at the end of a three year period.
During the nine months ended September 30, 2012, the Company granted 401,000 shares of PSUs, respectively, with a grant-date fair value of $6.37 per share. The Company did not grant PSUs in the first nine months of 2013. Compensation expense recognized during the three and nine months ended September 30, 2013 was $430,000 and $947,000, respectively, and $361,000 and $1,355,000 during the three and nine months ended September 30, 2012. Accrued compensation expense for PSUs for the three months ended September 30, 2013 was $2,247,000, of which $1,198,000 and $1,049,000 was recorded in accrued employee compensation and benefits and long-term incentive compensation and other, respectively, in the accompanying consolidated condensed balance sheets. At December 31, 2012, the Company accrued $1,324,000 in long-term incentive compensation and other in the accompanying consolidated condensed balance sheet. There was no accrual in accrued employee compensation and benefits at December 31, 2012.
Stock Appreciation RightsThe Company records compensation expense for cash settled stock appreciation rights (“SARs”) based on the estimated fair value on the date of grant using the Black Scholes option-pricing model. SARs are subsequently remeasured at each interim reporting period based on a revised Black Scholes value until they are exercised. SARs vest over a three year period. During the nine months ended September 30, 2012, the Company granted 3,377,000 SARs at a weighted average grant-date fair value of $2.07 per share based on the Black Scholes option-pricing model. The Company did not grant SARs during the third quarter of 2013 and 2012, or during the nine months ended September 30, 2013. The Company recognized compensation expense of $536,000 and $719,000 during the three and nine months ended September 30, 2013, respectively, and $264,000 and $1,250,000 during the three and nine months ended September 30, 2012, respectively. At September 30, 2013, the Company accrued compensation expense of $3,252,000, of which $2,705,000 and $547,000 was included in accrued employee compensation and benefits and long-term incentive compensation and other, respectively, in the accompanying consolidated condensed balance sheet. At December 31, 2012, the Company accrued compensation expense of $2,607,000, of which $1,819,000 and $788,000 was included in accrued employee compensation and benefits and long-term incentive compensation and other, respectively, in the accompanying consolidated condensed balance sheet.

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
The following table summarizes the valuation of the Company’s foreign currency exchange contracts (see Note 16) that are measured at fair value on a recurring basis by the above pricing levels at September 30, 2013 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Foreign currency derivative instruments—asset position	$536	$—	$536	$—
Foreign currency derivative instruments—liability position	(3,286)	—	(3,286)	—
	$(2,750)	$—	$(2,750)	$—
The fair value of the Company’s foreign currency exchange contracts is based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statements of operations.
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, trade accounts receivable and trade accounts payable and accrued expenses at September 30, 2013 and December 31, 2012 are reasonable estimates of fair value due to the short-term nature of these balances. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized on the accompanying consolidated condensed balance sheets as of September 30, 2013 and December 31, 2012, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes(1)	$107,656	$126,000	$107,133	$118,406
Standby letters of credit(2)	$1,278	$1,278	$3,265	$3,265

(1)
The carrying value of the convertible notes at September 30, 2013 and December 31, 2012, is net of the unamortized discount of $4,844,000 and $5,367,000, respectively (see Note 3). The fair value of the convertible notes was determined based on secondary quoted market prices, and as such is classified as Level 2 in the fair value hierarchy.

(2)
Amounts outstanding under standby letters of credit represent the Company’s contingent obligation to perform in accordance with the underlying contracts to which they pertain. The fair value of standby letters is classified as Level 1 as it approximates the carrying value due to the short term nature of these obligations.Nonrecurring Fair Value Measurements The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include property, plant and equipment, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and nine months ended September 30, 2012, in connection with the Cost Reduction Initiatives (Note 2), the Company committed to a plan to sell its golf ball manufacturing facility in Chicopee, Massachusetts and lease back a reduced portion of the square footage to accommodate lower ball inventory volumes manufactured at that location. In connection with designating this building as available for sale, the Company recorded a charge of $7,939,000 to write the building down to its estimated selling price, net of estimated commissions and fees. This implied fair market value was based on significant unobservable inputs, and as a result, the fair value measurement was classified as Level 3. There were no nonrecurring fair value measurements during the three and nine months ended September 30, 2013

Note 16. Derivatives and Hedging
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
The Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At September 30, 2013 and December 31, 2012, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $102,369,000 and $137,125,000, respectively. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statements of operations.

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at September 30, 2013 and December 31, 2012 (in thousands):

Derivatives not designated as hedging instruments	Asset Derivatives
	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$536	Other current assets	$5,011

Derivatives not designated as hedging instruments	Liability Derivatives
	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$3,286	Accounts payable and accrued expenses	$1,046

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and nine months ended September 30, 2013 and 2012, respectively, in addition to the derivative contract type (in thousands):

	Location of net gain (loss) recognized in income on derivative instruments	Amount of Net Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Foreign currency exchange contracts	Other income (expense), net	$(5,565)	$(4,884)	$7,238	$(1,399)

The realized and unrealized net gains and losses noted in the table above for the three and nine months ended September 30, 2013 and 2012 were used by the Company to offset actual foreign currency transactional net gains and losses associated with the translation of foreign currencies in operating results.

Note 17. Segment Information
The Company has two operating segments that are organized on the basis of products and include golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf woods, hybrids, irons and wedges, Odyssey putters, pre-owned clubs, rangefinders, and other golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The golf balls segment consists primarily of Callaway Golf balls that are designed, manufactured and sold by the Company. During the first quarter of 2012, the Company completed the sale of certain assets related to the Top-Flite and Ben Hogan brands. In addition, during the third quarter of 2012, the Company announced the transition of its North American golf apparel and footwear and global GPS device businesses to a third party based model. As such, the net sales and income before income taxes for the three and nine months ended September 30, 2013 include minimal sales of Top-Flite and Ben Hogan golf products as well as sales of golf apparel, footwear and uPro GPS on-course measurement devices. There are no significant intersegment transactions.
The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales:
Golf Clubs	$152,610	$121,286	$603,599	$595,123
Golf Balls	25,619	26,620	112,032	119,004
	$178,229	$147,906	$715,631	$714,127
Income (loss) before income taxes:
Golf Clubs(1)	$(4,410)	$(57,840)	$60,410	$(7,247)
Golf Balls(1)	(3,420)	(13,789)	3,474	(8,047)
Reconciling items(2)	(12,286)	(14,419)	(28,365)	(34,249)
	$(20,116)	$(86,048)	$35,519	$(49,543)
Additions to long-lived assets:
Golf Clubs	$4,236	$2,242	$10,669	$14,956
Golf Balls	66	83	95	323
	$4,302	$2,325	$10,764	$15,279

(1)
In connection with the Cost Reduction Initiatives (see Note 2), the Company’s golf clubs and golf balls segments recognized pre-tax charges of $990,000 and $454,000, respectively, during the three months ended September 30, 2013, and $23,603,000 and $9,317,000, respectively, during the three months ended September 30, 2012. The Company's golf clubs and golf balls segments recognized pre-tax charges of $4,261,000 and $4,682,000, respectively, during the nine months

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

ended September 30, 2013, in connection with these initiatives, and $25,290,000 and $9,650,000, respectively, during the nine months ended September 30, 2012.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. During the three and nine months ended September 30, 2013, the reconciling items include pre-tax charges of $414,000 and $1,423,000, respectively, related to the Cost Reduction Initiatives. During the three and nine months ended September 30, 2012, the reconciling items include pre-tax charges of $2,164,000 and $4,815,000, respectively, in connection with these initiatives. In addition, reconciling items for the nine months ended September 30, 2012, include a pre-tax gain of $6,602,000 in connection with the sale of Top-Flite and Ben Hogan brands.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report.
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
The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway woods, hybrids, irons, wedges and Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway golf balls as a result of the sale of the Top-Flite brand during the first quarter of 2012. As discussed in Note 17 “Segment Information” to the Notes to Consolidated Condensed Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.
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
More than half of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s reported net sales in regions outside the U.S. in 2013 were negatively affected by the translation of foreign currency sales into U.S. dollars based on 2013 exchange rates. If 2012 exchange rates were applied to 2013 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $31.5 million higher than the net sales reported in the first nine months of 2013.

Executive Summary

The Company’s results for the three and nine months ended September 30, 2013 include sales growth as well as significant improvements in gross margins, operating expenses, and operating income compared to the same periods in the prior year. These financial results reflect the continued success of the Company’s turnaround plan, including continued improvement in the development of more performance-oriented products, brand momentum, operating efficiencies, and cost management.

The Company’s net sales increased approximately 21% for the third quarter of 2013 and less than 1% for the first nine months of 2013 compared to the same periods in the prior year. The Company achieved these results despite adverse changes in foreign currency rates, the sale in 2012 of the Top-Flite and Ben Hogan Brands, and the transition to a licensing arrangement for apparel and footwear in North America. The sale of these brands and licensing arrangements negatively impacted sales by $53.4 million for the first nine months in 2013 and by $8.7 million for the third quarter of 2013 compared to the same periods in 2012. In addition, changes in foreign currency rates negatively affected net sales by $31.5 million for the first nine months of 2013, and by $13.7 million for the third quarter of 2013, as compared to the same periods in 2012. On a constant currency basis, the Company’s current business, which excludes the sold or transitioned brands and businesses, achieved 13% sales growth for the first nine months of 2013, and 38% sales growth for the third quarter of 2013, compared to the same periods in 2012.

In addition to improved sales, the Company's gross margin and operating expenses improved and the charges related to the Cost Reduction Initiatives were significantly less during 2013 compared to 2012. Gross margin increased by 650 basis points to 39.9% during the first nine months of 2013 compared to 33.4% during the same period in 2012. This improvement was primarily driven by (i) a $20.9 million decline in charges associated with the Company’s 2012 Cost Reduction Initiatives, (ii) increased sales of higher margin woods products in 2013, primarily due to the current year success of the X Hot line of woods and mid-year product launches, and (iii) less promotional activity by the Company in the current year. Gross margin was also favorably affected by improved manufacturing efficiencies and a lower cost structure resulting from the Company's Cost Reduction Initiatives. Additionally, as a result of these initiatives, as well as a continued focus on cost management, the Company's operating expenses improved by $33.2 million or 12% during the first nine months of 2013 compared to the same period in 2012. In total, the Company incurred charges of $10.4 million in connection with the Cost Reduction Initiatives during the first nine months of 2013 compared to $39.8 million during the same period in 2012.

These improvements, along with the Company’s improved brand momentum resulting from the success of the Company’s 2013 product line, enabled the Company to overcome the adverse effects of changes in foreign currency rates, and the impact of the sold or transitioned businesses. The Company also has been able to grow its hard goods market share and manage inventory levels both internally and at retail despite challenges this year due to adverse weather conditions and higher than normal competitor promotional activity at retail in both North America and Europe. As a result, the Company's income from operations and diluted earnings per share increased to $34.6 million and $0.36, respectively, for the first nine months of 2013 compared to a loss from operations of $45.3 million and diluted loss per share of $0.91 for the same period in 2012.

Three-Month Periods Ended September 30, 2013 and 2012
Net sales for the third quarter of 2013 increased $30.3 million to $178.2 million compared to $147.9 million in the third quarter of 2012. This increase was primarily due to the strong performance of the current year X Hot family of products combined with the current quarter launch of the FT Optiforce drivers and Mack Daddy 2 wedges with no comparable product launch in the third quarter of the prior year. This increase was offset by the sale of the Top-Flite and Ben Hogan brands in 2012 combined with a decline in sales of the Company’s accessories and other products due to the transition of the Company’s apparel and footwear sales in the U.S. to a licensing arrangement during the second half of 2012. Combined, the sale/transition of these businesses negatively affected sales by approximately $8.7 million in the third quarter of 2013 compared to 2012. Additionally, the Company’s net sales for the third quarter of 2013 were negatively impacted by $13.7 million resulting from unfavorable fluctuations in foreign currency rates.

The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2013	2012	Dollars	Percent
Net sales:
Golf clubs	$152.6	$121.3	$31.3	26%
Golf balls	25.6	26.6	(1.0)	(4)%
	$178.2	$147.9	$30.3	20%

For further discussion of each operating segment’s results, see “Golf Clubs and Golf Balls Segments Results” below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2013	2012	Dollars	Percent
Net sales:
United States	$67.0	$57.1	$9.9	17%
Europe	26.5	19.2	7.3	38%
Japan	48.6	41.6	7.0	17%
Rest of Asia	23.7	16.1	7.6	47%
Other countries	12.4	13.9	(1.5)	(11)%
	$178.2	$147.9	$30.3	20%
Net sales in the United States increased $9.9 million (17%) to $67.0 million during the third quarter of 2013 compared to the same period in the prior year. Despite the unfavorable impact of fluctuations in foreign currency rates, the Company’s sales in regions outside of the United States increased $20.4 million to $111.2 million for the third quarter of 2013 compared to $90.8 million in the same quarter of 2012. As mentioned above, the increase in net sales in all regions resulted from the favorable consumer acceptance of the Company's current year products combined with the timing of current quarter product launches. This increase was partially offset by the unfavorable impact of the translation of foreign currency sales into U.S. Dollars based upon 2013 exchange rates. If 2012 exchange rates were applied to 2013 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $13.7 million higher than reported in the third quarter of 2013.
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. In general, on a consolidated basis, approximately 80% - 85% of total cost of sales is variable in nature and will fluctuate with sales volumes. Of this amount, approximately 80% - 85% is comprised of material and component costs. Generally, the relative significance of the components of costs of sales does not vary materially from period to period. See “Segment Profitability” below for further discussion of gross margins.
Gross profit increased $55.6 million to $59.4 million for the third quarter of 2013 compared to $3.8 million in the third quarter of 2012. Gross profit as a percentage of net sales (“gross margin”) increased to 33.3% in the third quarter of 2013 compared to 2.6% in the third quarter of 2012. This improvement was primarily due to a $26.3 million decline in charges associated with the Company's Cost Reduction Initiatives. Gross margin in the third quarter of 2013 was also favorably impacted by increased sales of higher margin woods products in 2013, primarily due to the current year success of the X Hot line of woods, combined with less promotional activity and more full priced sales resulting from the current quarter launch of the premium FT Optiforce woods products and Mack Daddy 2 wedges. The Company also realized improved manufacturing efficiencies in 2013 as a result of its Cost Reduction Initiatives. These increases were partially offset by the unfavorable impact of changes in foreign currency rates.

Selling expenses decreased by $10.4 million to $49.9 million (28.0% of net sales) in the third quarter of 2013 compared to $60.3 million (40.8% of net sales) in the comparable period of 2012. This decrease was primarily due to a $6.1 million decline in employee costs, travel and entertainment, and expenses in connection with the Company's transition of its apparel and footwear businesses to a licensing model as a result of the Company's Cost Reduction Initiatives. In addition, marketing expenses decreased by $2.6 million.
General and administrative expenses increased by $0.7 million to $18.9 million (10.6% of net sales) in the third quarter of 2013 compared to $18.2 million (12.3% of net sales) in the comparable period of 2012. This increase was primarily due to a $2.8 million increase in bad debt expense, partially offset by a $1.7 million decrease in costs associated with the Company's Cost Reduction Initiatives, mostly related to employee costs and expenses in connection with the Company's wind-down of its GPS device business.
Research and development expenses decreased by $0.3 million to $7.7 million (4.3% of net sales) in the third quarter of 2013 compared to $8.0 million (5.4% of net sales) in the comparable period of 2012. This decrease was primarily due to a decline in costs associated with the Company's Cost Reduction Initiatives, mostly related to the Company's wind-down of its GPS device business.
Other income (expense), net decreased in the third quarter of 2013 to other expense of $3.1 million compared to other expense of $3.4 million in the comparable period of 2012. This improvement was primarily due to an increase in net foreign currency gains in the third quarter of 2013 compared to the same period in 2012, partially offset by an increase in interest expense.
The Company’s provision for income taxes was $1.0 million for the third quarter of 2013, compared to $0.8 million for the third quarter of 2012. The $0.2 million increase resulted primarily from the release of certain unrecognized tax liabilities during the third quarter of 2012 resulting from the lapse of certain statutes of limitation. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s effective tax rate for the third quarter of 2013 is not comparable to the effective tax rate for the third quarter of 2012 as the Company’s income tax amount is not directly correlated to the amount of its pretax income.
Net loss for the third quarter of 2013 decreased to $21.2 million compared to $86.8 million in the comparable quarter of 2012. Diluted losses per share improved to $0.32 in the third quarter of 2013 compared to $1.33 in the comparable period of 2012. The Company’s net loss for the third quarter of 2013 and 2012 includes the following charges and gains (in millions):

	Three Months Ended September 30,
	2013	2012
Pre-tax charges related to the Cost Reduction Initiatives	$(1.9)	$(35.1)
Income tax provision(1)	(1.0)	(0.8)
Total charges	$(2.9)	$(35.9)

(1)
The Company’s income tax provision for 2013 and 2012 is affected by the establishment of a valuation allowance against the Company’s U.S. deferred tax assets and is therefore not directly correlated to the amount of its pretax income. See Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2013 and 2012
Golf Clubs Segment
Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2013	2012	Dollars	Percent
Net sales:
Woods	$56.5	$31.2	$25.3	81%
Irons	39.5	31.0	8.5	27%
Putters	20.4	15.7	4.7	30%
Accessories and other	36.2	43.4	(7.2)	(16)%
	$152.6	$121.3	$31.3	26%
The $25.3 million (81%) increase in net sales of woods to $56.5 million for the quarter ended September 30, 2013 resulted from an increase in both sales volume and average selling prices. The increase in sales volume was primarily due to the strong performance of the X Hot woods, which performed better at retail than the prior year Razr X woods, in addition to the midyear launch of FT Optiforce woods. The increase in average selling prices was due to the introduction of the X Hot and Razr Fit Xtreme woods at higher average selling prices than their predecessors, the Razr X and Razr Fit woods sold during the same period in the prior year, as well as the midyear launch of FT Optiforce woods. In addition, there was less promotional activity during the third quarter of 2013 compared to the third quarter in 2012.
The $8.5 million (27%) increase in net sales of irons to $39.5 million for the quarter ended September 30, 2013 was primarily attributable to an increase in average selling prices as well as sales volumes. The increase in average selling prices was due to the introduction of the Mack Daddy 2 wedges and X Hot irons at higher average selling prices than many of the iron and wedge models launched in the prior year. The increase in sales volumes was primarily due to the current quarter launch of the Company's Mack Daddy 2 wedges with no comparable wedge launch in the third quarter of the prior year.
The $4.7 million (30%) increase in net sales of putters to $20.4 million for the quarter ended September 30, 2013 was primarily attributable to an increase in both sales volume and average selling prices. The increase in sales volumes was due to an increase in sales of the Company’s current year Versa, White Hot Pro and Tank putter models compared to the Metal X and White Ice putters in the prior year. The increase in average selling prices was due to a decline in promotional activity in the third quarter of 2013 compared to the prior year.
The $7.2 million (16%) decrease in net sales of accessories and other products to $36.2 million for the quarter ended September 30, 2013 was primarily due to the transition of the Company’s apparel and footwear sales in the U.S. to a licensing arrangement during the second half of 2012 combined with a decline in sales of GPS devices.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Decline
	2013	2012	Dollars	Percent
Net sales:
Golf balls	$25.6	$26.6	$(1.0)	(4)%
The $1.0 million (4%) decrease in net sales of golf balls to $25.6 million for the quarter ended September 30, 2013 was primarily due to a decline in sales volume slightly offset by an increase in average selling prices. The decrease in sales volume was primarily due to an $2.9 million decline in sales of Top-Flite golf balls due to the sale of the Top-Flite brand during the first quarter of 2012 partially offset by an 8% increase in sales of Callaway golf balls during the third quarter of 2013 compared to the same period in the prior year. The increase in average selling prices resulted from a shift in product mix from sales of lower priced Top-Flite balls in 2012 to increased sales of higher priced Callaway branded golf balls in 2013.

Cost of Sales and Segment Profitability
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. In general, approximately 65% - 70% and 85% - 90% of the Company’s golf ball and golf club cost of sales, respectively, is variable in nature. Of these amounts, approximately 75% - 80% and 80% - 85%, respectively, is comprised of material and component costs. Generally, the relative significance of the components of costs of sales does not vary materially from period to period.
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth
	2013	2012	Dollars	Percent
Loss before income taxes:
Golf clubs(1)	$(4.4)	$(57.8)	$53.4	92%
Golf balls(1)	(3.4)	(13.8)	10.4	75%
Reconciling items(2)	(12.3)	(14.4)	2.1	15%
	$(20.1)	$(86.0)	$65.9	77%

(1)
In connection with the Cost Reduction Initiatives (see Note 2 "Cost Reduction Initiatives" to the Notes to Consolidated Condensed Financial Statements), during the three months ended September 30, 2013 and 2012, the Company’s golf clubs segment recognized pre-tax charges of $1.0 million and $23.6 million, respectively, and the golf balls segment recognized pre-tax charges of $0.5 million and $9.3 million, respectively, related to these initiatives.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the third quarter of 2013 and 2012, the reconciling items include pre-tax charges of $0.4 million and $2.2 million, respectively, related to the Cost Reduction Initiatives.

Pre-tax loss in the Company’s golf clubs operating segment decreased to $4.4 million for the third quarter of 2013 from $57.8 million for the comparable period in the prior year. This decrease was primarily driven by an increase in gross margin from 4.8% for the third quarter of 2012 to 34.7% in the third quarter of 2013, combined with an increase in net sales as discussed above and a decrease in operating expenses as a result of net savings realized from the Cost Reduction Initiatives. The improvement in gross margin was primarily driven by charges recognized during the third quarter of 2012 in connection with the Company's Cost Reduction Initiatives, which negatively affected prior year gross margin by 19.5% within the golf clubs operating segment. In addition, gross margin was favorably impacted in 2013 by (i) a favorable shift in product mix to increased sales of woods products, primarily sales of the X Hot family of woods, which were introduced at a higher average selling price than the Razr X family of woods in 2012 as well as increased sales of the X Hot family of irons and Mack Daddy 2 wedges, both of which have higher margins relative to the value priced irons sold during the third quarter of 2012; (ii) an overall decrease in promotional activity combined with more full priced sales resulting from the current quarter launch of the premium FT Optiforce woods products and Mack Daddy 2 wedges; and (iii) improved manufacturing efficiencies and improvements to the Company's cost structure resulting from the Cost Reduction Initiatives. These increases were partially offset by an increase in club component costs due to more expensive materials and technology incorporated into the X Hot family of woods and White Hot Pro putters, as well as the impact of unfavorable foreign currency rates.

Pre-tax loss in the Company’s golf balls operating segment decreased to $3.4 million for the third quarter of 2013 from $13.8 million for the comparable period in the prior year. This decrease was primarily attributable to a significant improvement in gross margin combined with a decrease in operating expenses as a result of net savings realized from the Cost Reduction Initiatives, partially offset by a decrease in net sales as discussed above. The increase in gross margin was primarily driven by charges recognized during the third quarter of 2012 in connection with the Company's Cost Reduction Initiatives, which negatively affected prior year gross margin by 35.0% within the golf balls operating segment. In addition, gross margin was positively impacted by improved manufacturing efficiencies and improvements to the Company's cost structure resulting from the Cost Reduction Initiatives. Gross margin was negatively impacted by a shift in sales in the third quarter of 2013 to more moderately priced and value priced golf balls compared to higher sales of premium golf balls in the comparable quarter of 2012, as well as the impact of unfavorable foreign currency rates.

Nine-Month Periods Ended September 30, 2013 and 2012
Net sales for the nine months ended September 30, 2013 increased $1.5 million to $715.6 million compared to $714.1 million for the same period in 2012. This increase was primarily due to an increase in sales of woods resulting from the successful performance of the Company’s X Hot woods which were introduced during the current year. This increase was offset by the sale of the Top-Flite and Ben Hogan brands in 2012 combined with a decline in sales of the Company’s accessories and other products due to the transition of the Company’s apparel and footwear sales in the U.S. to a licensing arrangement during the second half of 2012. Combined, the sale/transition of these businesses negatively affected sales by approximately $53.4 million for the first nine months of 2013 compared to 2012. Additionally, the Company’s net sales for the first nine months of 2013 were negatively impacted by $31.5 million resulting from unfavorable fluctuations in foreign currency rates. The Company’s net sales by operating segment are presented below (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2013	2012	Dollars	Percent
Net sales:
Golf clubs	$603.6	$595.1	$8.5	1%
Golf balls	112.0	119.0	(7.0)	(6)%
	$715.6	$714.1	$1.5	—%

For further discussion of each operating segment’s results, see “Golf Clubs and Golf Balls Segments Results” below.
Net sales information by region is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2013	2012	Dollars	Percent
Net sales:
United States	$351.1	$349.2	$1.9	1%
Europe	104.9	105.3	(0.4)	—%
Japan	129.4	120.9	8.5	7%
Rest of Asia	66.7	60.8	5.9	10%
Other countries	63.5	77.9	(14.4)	(18)%
	$715.6	$714.1	$1.5	—%
Net sales in the United States increased $1.9 million (1%) to $351.1 million during the nine months ended September 30, 2013 compared to the same period in the prior year. The Company’s sales in regions outside of the United States decreased $0.4 million to $364.5 million for the nine months ended September 30, 2013 compared to $364.9 million in the same period in 2012. The Company’s reported net sales in regions outside the United States in 2013 were unfavorably affected by the translation of foreign currency sales into U.S. Dollars based upon 2013 exchange rates. If 2012 exchange rates were applied to 2013 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $31.5 million higher than reported in the first nine months of 2013.

The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. In general, on a consolidated basis, approximately 80% - 85% of total cost of sales is variable in nature and will fluctuate with sales volumes. Of this amount, approximately 80% - 85% is comprised of material and component costs. Generally, the relative significance of the components of costs of sales does not vary materially from period to period. See “Segment Profitability” below for further discussion of gross margins.
Gross profit increased $46.7 million to $285.5 million for the nine months ended September 30, 2013 compared to $238.8 million in the comparable period of 2012. Gross profit as a percentage of net sales (“gross margin”) increased to 39.9% in the first nine months of 2013 compared to 33.4% in the first nine months of 2012. This increase in gross margin was primarily due to (i) a favorable shift in mix to sales of higher margin golf club products in 2013 compared to 2012; (ii) a decline in charges associated with the Company's Cost Reduction Initiatives; and (iii) improved manufacturing efficiencies resulting from the Cost Reduction Initiatives. These increases were partially offset by an increase in club component costs and the unfavorable impact of changes in foreign currency rates.

Selling expenses decreased by $32.9 million to $179.9 million (25.1% of net sales) during the nine months ended September 30, 2013 compared to $212.8 million (29.8% of net sales) in the comparable period of 2012. This decrease was primarily due to the Cost Reduction Initiatives, which resulted in a $15.8 million decline in employee costs, travel and entertainment, and expenses in connection with the Company's transition of its apparel and footwear businesses to a licensing model, in addition to a $12.2 million decrease in marketing expenses.
General and administrative expenses decreased by $0.3 million to $48.6 million (6.8% of net sales) during the nine months ended September 30, 2013 compared to $48.9 million (6.9% of net sales) in the comparable period of 2012. This decrease was primarily due to the Cost Reduction Initiatives, which resulted in a $5.9 million decline in employee costs, travel and entertainment and expenses in connection with the Company's wind-down of its GPS device business, in addition to a decrease of $3.2 million in professional fees and depreciation and amortization expense. This decrease was partially offset by the recognition of a $6.6 million net gain in connection with the sale of the Company’s Top-Flite and Ben Hogan brands during the first half of 2012, in addition to a $1.9 million increase in bad debt expense.
Research and development expenses were flat at $22.4 million (3.1% of net sales) in both the nine months ended September 30, 2013 and 2012.
Other income (expense), net increased to other income of $0.9 million during the nine months ended September 30, 2013 compared to other expense of $4.2 million in the comparable period of 2012. This improvement was primarily due to an increase in net foreign currency gains, partially offset by an increase in interest expense.
The Company’s provision for income taxes was $4.9 million during the nine months ended September 30, 2013, compared to $2.7 million in the comparable period of 2012. The $2.2 million increase resulted from the sale of indefinite lived assets relating to the Top-Flite and Ben Hogan brands in the first quarter of 2012. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s effective tax rate for 2013 is not comparable to the effective tax rate for 2012 as the Company’s income tax amount is not directly correlated to the amount of its pretax income.

Net income for the nine months ended September 30, 2013 improved by $82.8 million to $30.6 million compared to a net loss of $52.2 million in the comparable period of 2012. Diluted earnings per share increased to $0.36 in the first nine months of 2013 compared to diluted losses per share of $(0.91) in the comparable period of 2012. The Company’s net income for the first nine months of 2013 and 2012 includes the following charges and gains (in millions):

	Nine Months Ended September 30,
	2013	2012
Pre-tax charges related to the Cost Reduction Initiatives	$(10.4)	$(39.8)
Pre-tax gain on the sale of brands	—	6.6
Income tax provision(1)	(4.9)	(2.7)
Total charges	$(15.3)	$(35.9)

(1)
The Company’s income tax provision for 2013 and 2012 is affected by the establishment of a valuation allowance against the Company’s U.S. deferred tax assets and is therefore not directly correlated to the amount of its pretax income. See Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.

Golf Clubs and Golf Balls Segments Results for the Nine Months Ended September 30, 2013 and 2012
Golf Clubs Segment
Net sales information by product category is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2013	2012	Dollars	Percent
Net sales:
Woods	$228.0	$180.4	$47.6	26%
Irons	152.5	147.2	5.3	4%
Putters	75.8	78.7	(2.9)	(4)%
Accessories and other	147.3	188.8	(41.5)	(22)%
	$603.6	$595.1	$8.5	1%
The $47.6 million (26%) increase in net sales of woods to $228.0 million for the nine months ended September 30, 2013 resulted from an increase in both sales volume and average selling prices. The increase in sales volume was primarily due to the successful launch of the X Hot family of woods, which performed better at retail than the prior year Razr X family of woods. The increase in average selling prices was due to the introduction of the X Hot and Razr Fit Xtreme woods at higher average selling prices than their predecessors, the Razr X and Razr Fit woods sold in the same period of the prior year.
The $5.3 million (4%) increase in net sales of irons to $152.5 million for the nine months ended September 30, 2013 was primarily attributable to the strong performance of the current year X Hot irons and Mack Daddy 2 wedges combined with an increase in average selling prices resulting from less promotional activity in the current year as a result of healthier inventory levels at retail.
The $2.9 million (4%) decrease in net sales of putters to $75.8 million for the nine months ended September 30, 2013 was primarily attributable to a decline in both sales volume and average selling prices due to an overall decline in the putter category this year. Despite this decline in sales, the Company's Odyssey brand of putters increased its year to date U.S. market share by approximately 200 basis points.
The $41.5 million (22%) decrease in net sales of accessories and other products to $147.3 million for the nine months ended September 30, 2013 was primarily due to a decline in net sales of approximately $20.4 million due to the transition of the Company’s apparel and footwear businesses in the U.S. to a licensing arrangement during the second half of 2012, combined with a decline in sales of packaged sets, GPS devices, gloves and accessories.

Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Decline
	2013	2012	Dollars	Percent
Net sales:
Golf balls	$112.0	$119.0	$(7.0)	(6)%
The $7.0 million (6%) decrease in net sales of golf balls to $112.0 million for the nine months ended September 30, 2013 was primarily due to a decline in sales volume and average selling prices. The decrease in sales volume was primarily due to a $18.9 million decline in sales of Top-Flite golf balls due to the sale of the Top-Flite brand in 2012 partially offset by an increase in sales of Callaway golf balls during the first nine months of 2013 compared to the same period in the prior year. The decline in average selling prices resulted from a shift in product mix to sales of lower priced golf ball models in 2013 compared to sales of higher priced premium golf ball models in 2012. In addition, golf ball sales in 2013 were negatively impacted by a decline in rounds played compared to rounds played in 2012.

Cost of Sales and Segment Profitability
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. In general, approximately 65% - 70% and 85% - 90% of the Company’s golf ball and golf club cost of sales, respectively, is variable in nature. Of these amounts, approximately 75% - 80% and 80% - 85%, respectively, is comprised of material and component costs. Generally, the relative significance of the components of costs of sales does not vary materially from period to period.
Profitability by operating segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth
	2013	2012	Dollars	Percent
Income (loss) before income taxes:
Golf clubs(1)	$60.4	$(7.2)	$67.6	933%
Golf balls(1)	3.5	(8.0)	11.5	143%
Reconciling items(2)	(28.4)	(34.3)	5.9	17%
	$35.5	$(49.5)	$85.0	172%

(1)
In connection with the Cost Reduction Initiatives (see Note 2 "Cost Reduction Initiatives" to the Notes to Consolidated Condensed Financial Statements), during the nine months ended September 30, 2013 and 2012, the Company’s golf clubs segment recognized $4.3 million and $25.3 million, respectively, and the golf balls segment recognized $4.7 million and $9.7 million, respectively, in pre-tax charges related to these initiatives.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the nine months ended September 30, 2013 and 2012, the reconciling items include pre-tax charges of $1.4 million and $4.8 million, respectively, related to the Cost Reduction Initiatives, and for the nine months ended September 30, 2012, the reconciling items include a pre-tax gain of $6.6 million in connection with the sale of the Top-Flite and Ben Hogan brands.

Pre-tax income in the Company’s golf clubs operating segment increased to $60.4 million for the nine months ended September 30, 2013 from a loss of $7.2 million for the comparable period in the prior year. This increase was primarily driven by an increase in gross margin, combined with an increase in net sales as discussed above and a decrease in operating expenses as a result of net savings realized from the Cost Reduction Initiatives. The increase in gross margin was primarily driven by (i) a favorable shift in sales mix from sales of lower margin golf accessories to increased sales of higher margin golf club products primarily related to the current year success of the X Hot family of clubs; (ii) a decline in charges associated with the Company's Cost Reduction Initiatives; and (iii) improved manufacturing efficiencies and lower costs resulting from the Company's Cost Reduction Initiatives.

These increases were partially offset by an increase in club component costs due to more expensive materials and technology incorporated into the X Hot family of woods and White Hot Pro putters, in addition to an unfavorable impact of foreign currency exchange rates.
Pre-tax income in the Company’s golf balls operating segment increased to $3.5 million for the nine months ended September 30, 2013 from a loss of $8.0 million for the comparable period in the prior year. This increase was primarily attributable to a decrease in operating expenses as a result of net savings realized from the Cost Reduction Initiatives combined with an increase in gross margin, offset by a decrease in net sales as discussed above. The increase in gross margin was primarily driven by a decline in charges associated with the Company's Cost Reduction Initiatives combined with less promotional activity in 2013 compared to the same period in the prior year. In 2012, the Company had more closeout activity in connection with the sale of the Top-Flite brand. These increases were partially offset by an unfavorable shift in sales mix during the first nine months of 2013 to higher sales of range and value priced golf balls from sales of premium golf balls in the comparable period of 2012.

Financial Condition
The Company’s cash and cash equivalents decreased $14.6 million to $37.4 million at September 30, 2013 from $52.0 million at December 31, 2012. The Company's cash and cash equivalents fluctuate with the seasonality of the Company’s business and are affected by the timing of product launches. Generally, during the first quarter, the Company will rely more heavily on its credit facility to fund operations as cash inflows from operations begin to increase during the second quarter as a result of cash collections from customers. The Company's net cash provided by operating activities increased to $7.6 million during the nine months ended September 30, 2013 as compared to cash used in operating activities of $29.3 million during the nine months ended September 30, 2012 . The Company used its cash and cash equivalents and cash generated from operating activities in the first nine months of 2013 to fund $8.9 million in capital expenditures and $7.2 million in other investing activities. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings from the ABL Facility, as deemed necessary (see further information on the ABL Facility below).
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of September 30, 2013, the Company’s net accounts receivable increased $66.3 million to $157.4 million from $91.1 million as of December 31, 2012. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $178.2 million during the third quarter of 2013 compared to net sales of $119.9 million during the fourth quarter of 2012. The Company’s net accounts receivable as of September 30, 2013 increased by $13.7 million compared to the Company’s net accounts receivable as of September 30, 2012. This increase was primarily attributable to the $30.3 million increase in net sales in the third quarter of 2013 compared to the third quarter of 2012.
The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s net inventory decreased $20.8 million to $190.9 million as of September 30, 2013 compared to $211.7 million as of December 31, 2012. The decrease in inventory reflects the general seasonality of the business. The Company’s net inventory remained relatively flat as of September 30, 2013 compared to September 30, 2012. Net inventories as a percentage of the trailing 12 months net sales increased to 22.8% as of September 30, 2013 compared to 21.8% as of September 30, 2012.
Liquidity and Capital Resources

The information set forth in Note 3 “Financing Arrangements,” to the Consolidated Condensed Financial Statements included in Part I, Item I, of this Quarterly Report, is incorporated herein by this reference.

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

As of September 30, 2013, a significant portion of the Company’s total cash is held in regions outside of the U.S. Outside of settling intercompany balances during the normal course of operations, the Company may repatriate funds from its foreign subsidiaries. The Company has not, nor does it anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. As such, the Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If in the future the Company decides to repatriate such foreign earnings, it would need to accrue and pay incremental U.S. federal and state income tax, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards.
Other Significant Cash and Contractual Obligations
The following table summarizes certain significant cash obligations as of September 30, 2013 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Convertible notes(1)	$112.5	$—	$—	$—	$112.5
Interest on convertible notes(1)	24.9	4.2	8.6	8.4	3.7
Unconditional purchase obligations(2)	60.5	43.8	16.4	0.3	—
Operating leases(3)	32.8	12.5	13.8	5.1	1.4
Uncertain tax contingencies(4)	8.5	1.9	0.8	2.2	3.6
Total	$239.2	$62.4	$39.6	$16.0	$121.2

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
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks; (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases; (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company; and (iv) indemnities involving the accuracy of representations and warranties in certain contracts.
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
The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2013 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 13 “Commitments & Contingencies” to the Notes to Consolidated Condensed Financial Statements and “Legal Proceedings” in Item 1 of Part II in this Form 10-Q.
Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $15.0 million for the year ending December 31, 2013.

Off-Balance Sheet Arrangements
At September 30, 2013, the Company had total outstanding commitments on non-cancelable operating leases of approximately $32.8 million related to certain warehouse, distribution and office facilities, vehicles as well as office equipment. Lease terms range from 1 to 7 years expiring at various dates through September 2020, with options to renew at varying terms.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2012.

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
The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At September 30, 2013 and December 31, 2012, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $102.4 million and $137.1 million, respectively. At September 30, 2013 and December 31, 2012, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2013 through its foreign currency exchange contracts.
The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $10.7 million at September 30, 2013. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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

Interest Rate Fluctuations
The Company is exposed to interest rate risk from its ABL Facility. Outstanding borrowings under the ABL Facility accrue interest as described in Note 3 to the Company’s Consolidated Condensed Financial Statements in this Form 10-Q and in “Liquidity and Capital Resources” above. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by an increase of 10% in interest rates is $0.2 million at September 30, 2013.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2013, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information set forth in Note 13 “Commitments & Contingencies,” to the Consolidated Condensed Financial Statements included in Part I, Item 1, of this Quarterly Report, is incorporated herein by this reference.

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
Stock Purchases
In November 2007, the Board of Directors authorized a repurchase program (the “November 2007 repurchase program”) for the Company to repurchase shares of its common stock up to a maximum cost to the Company of $100.0 million, which will remain in effect until completed or otherwise terminated by the Board of Directors.
During the three months ended September 30, 2013, the Company did not repurchase any additional shares of its common stock under the November 2007 repurchase program. As of September 30, 2013, the Company remained authorized to repurchase up to an additional $72.4 million of its common stock under this program.

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

4.4	Global Note due 2019.†

10.1	Form of Exchange Agreement, incorporated herin by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on August 15, 2013 (file No. 1-10962).

10.2
Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 5, 2013, among Callaway Golf Company and certain of its subsidiaries, and Bank of America, N.A., as administrative agent and as security trustee for the Lenders.†

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Oliver G. Brewer III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

(†)	Included with this Report.

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
Jennifer Thomas
Vice President and Chief Accounting Officer
Date: October 25, 2013

EXHIBIT INDEX

Exhibit	Description

4.4	Global Note due 2019.

10.2	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 5, 2013.

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Oliver G. Brewer III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

*
The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.