Form 10-K
period 2013-12-31
CALLAWAY GOLF CO
filed 2014-02-27
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of the Registrant’s common stock held by nonaffiliates of the Registrant was $465,220,331 based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and shares held in treasury, without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.
As of January 31, 2014, the number of shares outstanding of the Registrant’s common stock, $.01 par value, was 77,347,813.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC" or “Commission”) pursuant to Regulation 14A in connection with the Registrant’s 2014 Annual Meeting of Shareholders, which is scheduled to be held on May 14, 2014. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2013.

Important Notice to Investors Regarding Forward-Looking Statements: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, the estimated amount or timing of charges and savings related to the Company’s various restructuring initiatives, the reinvestment of the savings and the benefits to be derived therefrom, a return to profitability in 2014 and the Company's ability to generate positive cash flows in 2014 are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those estimates if the information on which those estimates was based ultimately proves to be incorrect, or as a result of certain risks and uncertainties, including consumer acceptance of and demand for the Company's products; the level of promotional activity in the marketplace; future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions; future changes in foreign currency exchange rates and the degree of effectiveness of the Company's hedging programs; continued compliance with the terms of the Company's credit facility; delays, difficulties or increased costs in the supply of components needed to manufacture the Company's products or in manufacturing the Company's products; adverse weather conditions and seasonality; any rule changes or other actions taken by the USGA or other golf association that could have an adverse impact upon demand or supply of the Company's products; a decrease in participation levels in golf; the effect of terrorist activity, armed conflict, natural disasters or pandemic diseases on the economy generally, the Company's ability to manage its supply and delivery logistics in such an environment; as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in this report, as well as the Company’s other reports on Forms 10-Q and 8-K subsequently filed with the Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.
Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Anypoint-Apex-Apex Pro-Backstryke-Big Bertha-Big Bertha Alpha-Black Series Tour Designs-Callaway-Callaway Golf-Callaway Supersoft-C Grind-Chev-Chev 18-Chevron Device-D.A.R.T.-Demonstrably Superior and Pleasingly Different-Divine-Eagle-ERC-FTiZ-FT Optiforce-FT Performance-FT Tour-Fusion-Gems-Great Big Bertha-Heavenwood-HX-HX Diablo-Hex Aerodynamics-Hex Black Tour-Hex Chrome-Hex Hot-Hex Diablo-Hex Solaire-Hex Warbird-IMIX-Legacy-Legacy Aero-Legend-Mack Daddy 2-Marksman-Metal-X-Number One Putter in Golf-Odyssey-OptiFit-ORG.14-ProType-ProType Black-Razr Fit-Razr Fit Xtreme-Razr Hawk-Razr X-Razr XF-Razr X HL-Razr X Muscleback-Razr X Tour-Rossie-S2H2-Sabertooth-Solaire-Speed Regime-SR1-SR2-SR3-Steelhead-Strata-Stronomic-Sure-Out-Tank-Teron-Tech Series-Ti-Hot-Tour Authentic-Tour i-Tour i(S)-Tour iX-Tour i(Z)-Trade In! Trade Up!-Tru Bore-uDesign-uPro-Versa-VFT-Warbird-White Hot-White Hot Tour-White Hot Pro-White Ice-World's Friendliest-X-Act-X Forged-X Hot-X Hot Pro-X2Hot- X2Hot Pro-X Utility-XJ Series-X-SPANN-Xtra Traction Technology-XTT-Xtra Width Technology-XWT-2-Ball-3 Deep.

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
Today, the Company, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls, and also sells golf accessories (such as golf apparel and footwear, golf bags, golf gloves, headwear, towels, umbrellas, eyewear and travel gear) under the Callaway Golf, Odyssey and Strata brand names. The Company generally sells its products to retailers, directly and through its wholly-owned subsidiaries, and to third-party distributors. The Company sells pre-owned golf products through its website, www.callawaygolfpreowned.com. In addition, the Company sells Callaway Golf and Odyssey products direct to consumers online through its websites www.callawaygolf.com and www.odysseygolf.com. The Company also licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf related accessories, including golf apparel and footwear, prescription eyewear, golf gloves, umbrellas, and practice aids. The Company’s products are sold in the United States and in over 100 countries around the world.
Financial Information about Segments and Geographic Areas
Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 19 to the Notes to the Company’s Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011, and is included as part of Item 8—“Financial Statements and Supplementary Data.”
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
The following table sets forth the contribution to net sales attributable to the principal product groups for the periods indicated:

	Years Ended December 31,
	2013		2012		2011
	(Dollars in millions)
Woods	$256.4	30%	$200.6	24%	$211.2	24%
Irons	181.8	22%	170.8	20%	206.8	23%
Putters	89.6	11%	93.3	11%	88.2	10%
Golf balls	132.1	16%	139.6	17%	160.3	18%
Accessories and other	182.9	21%	229.8	28%	220.0	25%
Net sales	$842.8	100%	$834.1	100%	$886.5	100%

For a discussion regarding the changes in net sales for each product group from 2013 to 2012 and from 2012 to 2011, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.
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
Accessories and Other. This product category includes sales of packaged sets, golf bags, golf gloves, golf footwear, golf apparel, travel gear, headwear, towels, umbrellas, eyewear and other accessories, as well as sales of pre-owned products through the Company's website, www.callawaygolfpreowned.com. Additionally, this product category includes royalties from licensing of the Company’s trademarks and service marks on products including golf apparel and footwear, golf gloves, umbrellas, prescription eyewear, and practice aids.
Product Design and Development
Product design at the Company is a result of the integrated efforts of its brand management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created a work environment in which new ideas are valued and explored. In 2013, 2012 and 2011, the Company invested $30.9 million, $29.5 million, and $34.3 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new products.
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
Manufacturing
The Company has its primary golf club assembly facility in Monterrey, Mexico, and maintains limited golf club assembly for certain custom club orders in its facilities in Carlsbad, California. Golf clubs are also assembled in China, Japan and other local markets based on regional demand for custom clubs. At December 31, 2013 and 2012, most of the Company’s golf club production volume was made in regions outside of the United States. Overall, the golf club assembly process is fairly labor intensive and requires extensive global supply chain coordination and utilizes raw materials that are obtained from suppliers both internationally and within the United States.

In February 2013, the Company sold the building housing its golf ball manufacturing operations in Chicopee, Massachusetts and entered into an agreement to lease back a reduced portion of the square footage to better align with current manufacturing volumes. In addition, the Company utilizes golf ball contract manufacturers in China and Taiwan. At December 31, 2013, approximately 60% of the golf ball production volume was manufactured in regions outside of the United States, compared to 75% in 2012. The overall golf ball manufacturing process is much more automated than the golf club assembly process, although a significant amount of labor is used, and utilizes raw materials that are obtained from suppliers both internationally and within the United States.
The Company has its primary distribution center in Dallas, Texas for the distribution of goods in North America, a distribution center in Melbourne Australia and third-party logistical operations in Tokyo, Japan, London, England, Shanghai, China, and Seoul, Korea to support the distribution needs of those markets.
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
Sales and Marketing
Sales in the United States
Of the Company’s total net sales, approximately 48% was derived from sales to customers within the United States in 2013, and approximately 47% in both 2012 and 2011. The Company primarily sells to both on- and off-course golf retailers and sporting goods retailers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. The Company also sells certain products to mass merchants. On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 7% of the Company’s consolidated revenues in both 2013 and 2012, and 6% in 2011. The Company's top five customers accounted for more than 17% of the Company's consolidated revenues in 2013, and 14% in both 2012 and 2011. On a segment basis, in 2013, the top five golf club and golf ball customers accounted for approximately 17% and 27% of the Company’s total consolidated golf club and golf ball sales, respectively. A loss of one or more of these customers could have a significant adverse effect upon the Company’s consolidated sales. Sales of the Company’s products in the United States are made and supported by full-time regional field representatives and in-house sales and customer service representatives. Most regions in the United States are covered by both a field representative and a dedicated in-house sales representative who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits. In addition to these sales representatives, the Company also has dedicated in-house customer service representatives.
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

Sales Outside of the United States
Of the Company’s total net sales, approximately 52% was derived from sales for distribution outside of the United States in 2013, and approximately 53% in both 2012 and 2011. The Company does business (either directly or through its subsidiaries and distributors) in over 100 countries around the world.
The majority of the Company’s international sales are made through its wholly-owned subsidiaries located in Japan, Europe, Korea, Canada, Australia, China, Thailand and India. In addition to sales through its subsidiaries, the Company also sells through its network of distributors in over 60 foreign countries, including Singapore, Indonesia, the Philippines, South Africa, and in numerous countries in Central and South America. Prices of golf clubs and balls for sales by distributors outside of the United States generally reflect an export pricing discount to compensate international distributors for selling and distribution costs. A change in the Company’s relationship with significant distributors could negatively impact the volume of the Company’s international sales.
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
The Company also offers the full line of Callaway Golf and Odyssey products, including drivers, fairway woods, hybrids, irons, putters, golf balls, and golf-related accessories, through its websites www.callawaygolf.com and www.odysseygolf.com.
Advertising and Promotion
The Company develops and executes its advertising and promotional campaigns for its products based on the Company’s global brand principles. Within the United States, the Company has focused its advertising efforts mainly on web-based advertising and in-store advertising, along with a combination of printed advertisements in national magazines, such as Golf Magazine, Sports Illustrated and Golf Digest, and television commercials, primarily on The Golf Channel, ESPN and on network television during golf telecasts. Advertising of the Company’s products outside of the United States is generally handled by the Company’s subsidiaries, and while it is based on the Company’s global brand principles, the local execution is tailored to each region based on its unique consumer market and lifestyles.
In addition, the Company establishes relationships with professional golfers in order to promote the Company’s products. The Company has entered into endorsement arrangements with members of the various professional golf tours to promote the Company’s golf club and golf ball products as well as golf bags and various golf accessories. For certain risks associated with such endorsements, see “Risk Factors” contained in Item 1A.

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
Seasonality of Company's Business
In most of the regions where the Company does business, the game of golf is played primarily on a seasonal basis. Weather conditions in most parts of the world generally restrict golf from being played year-round, with many of the Company’s on-course customers closing during the cold weather months. The Company’s business is therefore subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third quarter sales are generally dependent on reorder business but are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key markets. However, third quarter sales can be affected by a mid-year launch of product, and fourth quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, however, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability generally occurs during the first half of the year.
Environmental Matters
The Company’s operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants (“Environmental Laws”). In the ordinary course of its manufacturing processes, the Company uses paints, chemical solvents and other materials, and generates waste by-products that are subject to these Environmental Laws. In addition, in connection with the Top-Flite asset acquisition in 2003, the Company assumed certain monitoring and remediation obligations at its manufacturing facility in Chicopee, Massachusetts. In February 2013, the Company sold this facility and, as part of the terms of sale, the Company assumed certain ongoing environmental remediation obligations.
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

Sustainability
The Company believes it is important to conduct its business in an environmentally, economically, and socially sustainable manner. In this regard, the Company has an environmental sustainability program which focuses on the reductions of volatile organic compound (VOC) emissions, reductions of hazardous waste, reductions in water usage, improved recycling and development programs which involve the elimination or reduction of undesirable chemicals and solvents in favor of safer and environmentally preferred alternatives. These efforts cross divisional lines and are visible in the following areas within the Company:

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
The Company also has two existing programs focusing on the community, the Callaway Golf Company Foundation and the Callaway Golf Company Employee Community Giving program. Through these programs the Company and its employees are able to give back to the community through monetary donations and by providing community services. Information on both of these programs is available on the Company’s website at www.callawaygolf.com. By being active and visible in the community and by embracing the principles of environmental stewardship, the Company believes it is acting in an environmentally and socially responsible manner.
Intellectual Property
The Company is the owner of approximately 2,700 U.S. and foreign trademark registrations and over 2,000 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Note 13 “Commitments and Contingencies—Legal Matters” to the Notes to Consolidated Financial Statements in this Form 10-K.
The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. See “Risk Factors” contained in Item 1A.
Licensing
The Company, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel and footwear, golf gloves, umbrellas, prescription eyewear, and practice aids. With respect to its line of golf apparel, the Company has current licensing arrangements with Perry Ellis International, for a complete line of men’s and women’s apparel for distribution in certain retail channels in the United States, Canada, Latin America, Europe, Middle East, and Africa, and Sanei International Co., Ltd. for a complete line of men’s and women’s apparel for distribution in Asia and Asia Pacific countries. With respect to the footwear lines, the Company has a licensing arrangement with AMG-SF, LLC for a complete line of men’s and women’s golf footwear for distribution in certain retail channels in the United States and Canada.
In addition, the Company has also licensed its trademarks to, among others, (i) IZZO Golf for practice aids, (ii) SM Global, LLC for golf gloves exclusively to Costco Wholesale Corp., (iii) ShedRain Corporation for umbrellas exclusively to Costco Wholesale Corp., and iv) Walman Optical for a line of prescription Callaway eyewear.

Employees
As of December 31, 2013 and 2012, the Company and its subsidiaries had approximately 1,700 full-time and part-time employees. The Company employs temporary manufacturing workers as needed based on labor demands that fluctuate with the Company's seasonality.
The Company’s golf ball manufacturing employees in Chicopee, Massachusetts are unionized and are covered under a collective bargaining agreement, which expires on September 30, 2014. In addition, certain of the Company’s production employees in Australia are also unionized. The Company considers its employee relations to be good.
Executive Officers of the Registrant
Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
Oliver G. Brewer III	50	President and Chief Executive Officer, Director
Bradley J. Holiday	60	Senior Executive Vice President and Chief Financial Officer
Alan Hocknell	42	Senior Vice President, Research and Development
Brian Lynch	52	Senior Vice President, General Counsel & Corporate Secretary
Mark Leposky	49	Senior Vice President, Global Operations
Alex Boezeman	54	President, East Asia
Leighton Richards	38	Managing Director, Southeast Asia and South Pacific
Neil Howie	51	Managing Director, Europe, Middle East and Africa
Oliver G. Brewer III is a Director and President and Chief Executive Officer of the Company and has served in such capacity since March 2012. Since 2012 Mr. Brewer has served as a Director of TopGolf International, Inc. in which Callaway Golf Company has a minority ownership interest. Additionally, Mr. Brewer currently serves on the board of the National Golf Foundation. Before joining Callaway Golf Company, Mr. Brewer served as the President and Chief Executive Officer of Adams Golf, Inc. since January 2002. He was President and Chief Operating Officer of Adams Golf from August 2000 to January 2002 and Senior Vice President of Sales and Marketing of Adams Golf from September 1998 to August 2000. Mr. Brewer also served on the Board of Directors of Adams Golf since 2000 until his resignation effective as of February 29, 2012. Mr. Brewer has an M.B.A. from Harvard University and a B.S. in Economics from the College of William and Mary.
Bradley J. Holiday is Senior Executive Vice President and Chief Financial Officer of the Company and has served in such capacity since September 2003. Mr. Holiday is responsible for oversight over all of the Company’s finance and accounting functions, as well as its information systems. Mr. Holiday previously served as Executive Vice President and Chief Financial Officer beginning in August 2000. Before joining the Company, Mr. Holiday served as Vice President-Finance for Gateway, Inc. Prior to Gateway, Inc., Mr. Holiday was with Nike, Inc. in various capacities beginning in April 1993, including Chief Financial Officer-Golf Company, where he directed all global financial initiatives and strategic planning for Nike, Inc.’s golf business. Prior to Nike, Inc., Mr. Holiday served in various financial positions with Pizza Hut, Inc. and General Mills, Inc. Mr. Holiday serves on the board of Zagg, Inc. Mr. Holiday has an M.B.A. in Finance from the University of St. Thomas and a B.S. in Accounting from Iowa State University.
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
Mark Leposky is Senior Vice President, Global Operations and has served in such capacity since April 2012. Mr. Leposky is responsible for all areas of the Company’s global manufacturing, program management, sourcing and logistics operations and strategy. Prior to joining Callaway, Mr. Leposky served from 2005-2011 as co-founder, President and Chief Executive Officer of Gathering Storm Holding Company, LLC/ TMAX Gear LLC (collectively, “TMAX”), which, as exclusive licensee, designed, developed, manufactured, and distributed accessory products for TaylorMade-Adidas Golf. When the license agreement was terminated in 2011, TMAX exited the business and TMAX entered into a general assignment for the benefit of creditors. Prior to that, Mr. Leposky served in various operations roles for Fisher Scientific International, TaylorMade-Adidas Golf, the Coca-Cola Company and the United Parcel Service Company. Mr. Leposky began his career serving as a U.S. Army and Army National Guard Infantry Officer (Rank Major). Mr. Leposky received an M.B.A. from the Keller Graduate School of Management and a B.S. in Industrial Technology from the Southern Illinois University.
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
Neil Howie is Managing Director, Europe, Middle East and Africa and has served in such capacity since July 2011. In this role, Mr. Howie is responsible for the overall management functions in Europe, Middle East and Africa. Mr. Howie held the position of Managing Director of Callaway Golf Europe Ltd. since 2003, and has held various other positions since joining the Company in 1998, including Odyssey Brand Manager, U.K. Sales Manager, Regional Sales Manager and Director of European Sales. Prior to joining the Company in 1998, Mr. Howie served as Managing Director of Rogue Golf Company Ltd.
Alex M. Boezeman is President, East Asia and has served in such capacity since July 2011. In this role, Mr. Boezeman is responsible for the overall management functions in East Asia, including Japan, Korea and China. Prior to July 2011, Mr. Boezeman held the positions of President, Asia Region, including Japan and China, since 2002, and President, Japan since 2001, and has held various positions since joining the Company in 1997, including Vice President Asia Marketing and Business Development, General Manager, ERC International and Director of Advertising and Promotion. Mr. Boezeman has a Bachelor of Business Administration in International Business from the University of Hawaii.
Leighton Richards is Managing Director, Southeast Asia, South Pacific and India and has served in such capacity since July 2011. In this position, Mr. Richards is responsible for overall management functions in Southeast Asia, South Pacific and India, including Australia. Mr. Richards joined the Company in 2008 as the National Sales and Marketing Director responsible for the Australian and New Zealand markets. He was appointed General Manager, South Pacific in 2009. Prior to joining the Company, Mr. Richards held senior roles with TaylorMade-Adidas, Louis Vuitton, Moet Hennessy and The Swatch Group. Mr. Richards has a Masters in Business Administration and Masters of Marketing from the Graduate School of Business at Monash University, as well as a Bachelor of Commerce with majors in Commercial Law and Management from the Deakin University in Australia
Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2014 Annual Meeting of Shareholders. In addition, copies of the employment agreements for all the executive officers are included as exhibits to this report.
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
The Company primarily sells its products to golf equipment retailers directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. However, a severe or prolonged downturn in the general economy could adversely affect the retail golf equipment market which in turn, would negatively impact the liquidity and cash flows of our customers, including the ability of our customers to obtain credit to finance purchases of our products and to pay their trade obligations. This could result in increased delinquent or uncollectible accounts for some of the Company’s significant customers. A failure by the Company’s customers to pay on a timely basis a significant portion of outstanding account receivable balances would adversely impact the Company’s results of operations, financial condition and cash flows.
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
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25.0 million. If the Company experiences a decline in revenues or adjusted EBITDA, the Company may have difficulty paying interest and principal amounts due on its ABL Facility or other indebtedness and meeting certain of the financial covenants contained in the ABL Facility. If the Company is unable to make required payments under the ABL Facility, or if the Company fails to comply with the various covenants and other requirements of the ABL Facility or other indebtedness, the Company would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof. Any default under the ABL Facility or other indebtedness could have a significant adverse effect on the Company’s liquidity, business, operating results and financial condition and ability to make any dividend or other payments on the Company’s capital stock. See Note 4 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the terms of the ABL Facility.
In addition to cash on hand as well as cash generated from operations, the Company relies on its ABL Facility to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. The Company experienced negative cash flows from operations in 2009-2013.  Although the Company's negative cash flows improved significantly in 2013, the Company will need to grow its sales or reduce its costs in order to generate positive cash flows in 2014. The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business. If the Company is unable to generate sufficient cash flows to fund its business, the Company will need to increase its reliance on the ABL Facility for needed liquidity. If the ABL Facility is not available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected.

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
These marketplace conditions raise a number of issues that the Company must successfully manage. For example, the Company must properly anticipate consumer preferences and design products that meet those preferences while also complying with significant restrictions imposed by the Rules of Golf (see further discussion of the Rules of Golf below) or its new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, the Company’s research and development and supply chain groups face constant pressures to design, develop, source and supply new products that perform better than their predecessors—many of which incorporate new or otherwise untested technology, suppliers or inputs. Third, for new products to generate equivalent or greater revenues than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in the Company’s own inventory. Should the Company not successfully manage the frequent introduction of new products that satisfy changing consumer preferences, the Company’s results of operations, financial condition and cash flows could be significantly adversely affected.
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
In addition, the demand for golf products is also directly related to the popularity of magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. The Company depends on the exposure of its products through advertising and the media or at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events or any significant reduction in the popularity of golf magazines or golf television channels, could reduce the visibility of the Company’s brand and could adversely affect the Company’s sales.
The Company may have limited opportunities for future growth in sales of golf clubs and golf balls.
In order for the Company to significantly grow its sales of golf clubs or golf balls, the Company must either increase its share of the market for golf clubs or balls, or the market for golf clubs or balls must grow. The Company already has a significant share of worldwide sales of golf clubs and golf balls and the golf industry is very competitive. As such, gaining incremental market share quickly or at all is difficult. Therefore, opportunities for additional market share may be limited given the challenging competitive nature of the golf industry. The Company also believes that the worldwide golf market has not grown significantly in recent years. In the future, the overall dollar volume of worldwide sales of golf clubs or golf balls may not grow or may decline.
If the Company inaccurately forecasts demand for its products, it may manufacture either insufficient or excess quantities, which, in either case, could adversely affect its financial performance.
The Company plans its manufacturing capacity based upon the forecasted demand for its products. The nature of the Company’s business makes it difficult to adjust quickly its manufacturing capacity if actual demand for its products exceeds or is less than forecasted demand. If actual demand for its products exceeds the forecasted demand, the Company may not be able to produce sufficient quantities of new products in time to fulfill actual demand, which could limit the Company’s sales and adversely affect its financial performance. On the other hand, if actual demand is less than the forecasted demand for its products, the Company could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect the Company’s financial performance.
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
A significant disruption at any of the Company’s golf club or golf ball manufacturing facilities or distribution centers in the U.S. and in regions outside the U.S. could materially and adversely affect the Company’s sales, profitability and results of operations.
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
Golf Balls. The golf ball business is also highly competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated U.S. market share of over 50%. The Company’s competitors continue to incur significant costs in the areas of advertising, tour and other promotional support. The Company believes that to be competitive, the Company also need to continue to incur significant expenses in tour, advertising and promotional support. Unless there is a change in competitive conditions, these competitive pressures and increased costs will continue to adversely affect the profitability of the Company’s golf ball business.
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
On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 7% of the Company’s consolidated revenues in both 2013 and 2012, and 6% in 2011. The Company's top five customers accounted for more than 17% of the Company's consolidated revenues in 2013, and 14% in both 2012 and 2011. On a segment basis, in 2013, the top five golf club and golf ball customers accounted for approximately 17% and 27% of the Company’s total consolidated golf club and golf ball sales, respectively. A loss of one or more of these customers could have a significant adverse effect on the Company’s golf club and golf ball sales.
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
The Company’s business is subject to seasonal fluctuations. The Company’s first quarter sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. The Company’s second and third quarter sales generally represent reorder business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of products by the Company’s competitors. Retailers are sometimes reluctant to reorder the Company’s products in significant quantities when they already have excess inventory of products of the Company or its competitors. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of the Company’s key markets and rounds played are up. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like those of golf clubs, reorders of golf balls depend on the rate of sell-through. The Company’s sales during the fourth quarter are generally significantly less than those of the other quarters because in many of the Company’s key regions fewer people are playing golf during that time of year due to cold weather. Furthermore, the Company generally announces its new product line in the fourth quarter to allow retailers to plan for the new golf season. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products or result in closeout sales at reduced prices.
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
The Company believes that professional usage of its golf clubs and golf balls contributes to retail sales. The Company therefore spends a significant amount of money to secure professional usage of its products. Many other companies, however, also aggressively seek the patronage of these professionals and offer many inducements, including significant cash incentives and specially designed products. There is a great deal of competition to secure the representation of tour professionals. As a result, it is expensive to attract and retain such tour professionals. The inducements offered by other companies could result in a decrease in usage of the Company’s products by professional golfers or limit the Company’s ability to attract other tour professionals. A decline in the level of professional usage of the Company’s products, or a significant increase in the cost to attract or retain endorsers, could have a material adverse effect on the Company’s sales and business.
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
Any damage or significant disruption in the operation of such systems or the failure of the Company’s information systems to perform as expected would disrupt the Company’s business, which may result in decreased sales, increased overhead costs, excess inventory and product shortages and otherwise adversely affect the Company’s operations, financial performance and condition.

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
Item 1B. Unresolved Staff Comments
None.
Item 2.    Properties
The Company and its subsidiaries conduct operations in both owned and leased properties. The Company’s principal executive offices and domestic operations are located in Carlsbad, California. The Company has four buildings that are utilized in its Carlsbad operations, which are comprised of corporate offices and the Company’s performance center, as well as manufacturing, research and development, warehousing and distribution facilities. These buildings comprise approximately 546,000 square feet of space. The Company owns two of these buildings, representing approximately 269,000 square feet of space, and leases two properties representing approximately 277,000 square feet of space. The Company is currently subleasing one of these two buildings comprised of 150,000 square feet. The lease terms expire between March 2016 and November 2017.
In February 2013, the Company sold its golf ball manufacturing plant in Chicopee, Massachusetts and entered into an agreement to lease back approximately 232,000 square feet, which the Company believes is adequate for ongoing business. The lease term for this facility expires in February 2018.
The Company also leases a golf club manufacturing facility in Monterrey, Mexico comprised of approximately 180,000 square feet. The lease term for this facility expires in February 2018.
In addition, the Company leases a distribution center in Roanoke, Texas comprised of approximately 202,000 square feet. The lease term for this facility expires in September 2020.
The Company owns and leases additional properties domestically and internationally, including properties in the United States, Australia, Canada, Japan, Korea, the United Kingdom, China, Thailand and India. The Company’s operations at each of these properties are used to some extent for both the golf club and golf ball businesses. The Company believes that its facilities currently are adequate to meet its requirements.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its common stock is “ELY.” As of January 31, 2014, the number of holders of record of the Company’s common stock was 6,691. The following table sets forth the range of high and low per share sales prices of the Company’s common stock and per share dividends for the periods indicated.

	Year Ended December 31,
	2013			2012
Period:	High	Low	Dividend	High	Low	Dividend
First Quarter	$7.30	$6.30	$0.01	$7.29	$5.48	$0.01
Second Quarter	$7.11	$6.15	$0.01	$7.13	$5.17	$0.01
Third Quarter	$7.58	$6.58	$0.01	$6.45	$5.20	$0.01
Fourth Quarter	$8.97	$7.07	$0.01	$6.80	$5.37	$0.01
The Company intends to continue to pay quarterly dividends subject to liquidity, capital availability and quarterly determinations that cash dividends are in the best interests of its stockholders. Future dividends may be affected by, among other items, the Company’s views on potential future capital requirements, projected cash flows and needs, changes to the Company’s business model, and certain restrictions limiting dividends imposed by the ABL Facility (see Note 4 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K).

Performance Graph
The following graph presents a comparison of the cumulative total shareholder return of the Company’s common stock since December 31, 2008 to two indices: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 600 Smallcap Index (“S&P 600”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the U.S., and is considered to be a leading indicator of U.S. equity securities. The S&P 600 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of small-cap stocks traded in the U.S. The graph assumes an initial investment of $100 at December 31, 2008 and reinvestment of all dividends in ELY stock on the dividend payable date.

	2008	2009	2010	2011	2012	2013
Callaway Golf (NYSE: ELY)	$100.00	$82.27	$88.51	$61.05	$72.22	$94.19
S&P 500	$100.00	$123.45	$139.23	$139.23	$157.90	$204.63
S&P 600 Smallcap	$100.00	$123.78	$154.70	$154.46	$177.41	$247.66
The Callaway Golf Company index is based upon the closing prices of Callaway Golf Company common stock on December 31, 2008, 2009, 2010, 2011, 2012 and 2013 of $9.29, $7.54, $8.07, $5.53, $6.50 and $8.43, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In November 2007, the Company’s Board of Directors authorized a share repurchase program of a maximum cost to the Company of $100.0 million (the “November 2007 repurchase program”). Under this program, the Company was authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities.
During 2013, the Company repurchased approximately 56,000 shares of its common stock under the November 2007 repurchase program at an average cost per share of $6.50 for a total cost of $0.4 million. The Company acquired these shares to satisfy the Company’s tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. During the three months ended December 31, 2013, the Company did not repurchase any additional shares under this program. In February 2014, the Board of Directors canceled this program and requested that management seek further Board approval prior to engaging in further open market transactions. The Board continued to authorize the Company to reacquire shares in satisfaction of the Company's tax withholding obligations in connection with the settlement of employee equity awards.

Item 6.    Selected Financial Data
The following statements of operations data and balance sheet data for the five years ended December 31, 2013 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2013 and 2012 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2013 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this report.

	Years Ended December 31,
	2013(1)(2)	2012(1)(2)(3)(4)	2011(4)(5)(6)(7)(8)	2010(4)(6)(7)	2009(4)(6)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$842,801	$834,065	$886,528	$967,656	$950,799
Cost of sales	528,043	585,897	575,226	602,160	607,036
Gross profit	314,758	248,168	311,302	365,496	343,763
Selling, general and administrative expenses	294,583	334,861	358,081	355,716	342,084
Research and development expenses	30,937	29,542	34,309	36,383	32,213
Loss from operations	(10,762)	(116,235)	(81,088)	(26,603)	(30,534)
Interest income	558	550	546	2,886	1,807
Interest expense	(9,123)	(5,513)	(1,618)	(848)	(1,754)
Other income (expense), net	6,005	3,152	(8,101)	(10,997)	878
Loss before income taxes	(13,322)	(118,046)	(90,261)	(35,562)	(29,603)
Income tax provision (benefit)	5,599	4,900	81,559	(16,758)	(14,343)
Net loss	(18,921)	(122,946)	(171,820)	(18,804)	(15,260)
Dividends on convertible preferred stock	3,332	8,447	10,500	10,500	5,688
Net loss allocable to common shareholders	$(22,253)	$(131,393)	$(182,320)	$(29,304)	$(20,948)
Loss per common share:
Basic	$(0.31)	$(1.96)	$(2.82)	$(0.46)	$(0.33)
Diluted	$(0.31)	$(1.96)	$(2.82)	$(0.46)	$(0.33)
Dividends paid per common share	$0.04	$0.04	$0.04	$0.04	$0.10

	December 31,
	2013(1)(2)	2012(1)(2)(3)	2011(5)(7)(8)	2010(7)	2009(9)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$36,793	$52,003	$43,023	$55,043	$78,314
Working capital	$195,407	$225,430	$251,545	$368,563	$360,654
Total assets	$663,863	$637,636	$727,112	$876,012	$866,963
Long-term liabilities	$153,048	$154,362	$46,514	$13,967	$14,594
Total Callaway Golf Company shareholders’ equity	$284,619	$318,990	$509,956	$684,267	$698,291

(1)
On August 29, 2012, the Company issued $112.5 million of 3.75% Convertible Senior Notes (the “convertible notes”) due August 15, 2019, of which $63.2 million in aggregate principal amount was exchanged for 632,270 shares of the Company’s outstanding 7.50% Series B Cumulative Perpetual Convertible Preferred Stock in separate, privately negotiated exchange transactions, and $49.3 million in aggregate principal amount was issued in private placement transactions for cash (see Note 4 “Financing Arrangements” to the Notes to Consolidated Financial Statements in this Form 10-K). In connection with the convertible notes, the Company recognized $4.9 million and $1.7 million in interest expense for the years ended December 31, 2013 and 2012, respectively.

(2)
The Company’s operating statement for the years ended December 31, 2013 and 2012 include pre-tax charges of $16.6 million and $54.1 million, respectively, in connection with the Cost Reduction Initiatives. As a result of these initiatives, in 2012, the Company recorded related decreases in working capital and total assets from the impairment of certain intangible assets including goodwill, as well as the write-off of certain long-lived assets and inventory. See Note 3 “Restructuring Initiatives,” Note 8 “Goodwill and Intangible Assets,” and Note 7 “Sale of Buildings” to the Notes to Consolidated Financial Statements in this Form 10-K.

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

(5)
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

(6)
In connection with the Global Operations Strategy Initiatives that were announced in 2010, the Company’s operating statements for the years ended December 31, 2011 and 2010 include pre-tax charges of $24.7 million and $14.8 million, respectively, related to these initiatives. See Note 3 “Restructuring Initiatives” to the Notes to Consolidated Financial Statements in this Form 10-K. The Company's operating statement for 2009 includes charges of $6.2 million related to these initiatives.

(7)
In 2011 and 2010, the Company recognized pre-tax impairment charges of $5.4 million and $7.5 million, respectively, in connection with the write-down of certain trademarks and trade names. Additionally, in 2011, the Company recognized a pre-tax impairment charge of $1.1 million in connection with the write-off of goodwill. For further discussion of charges recognized in 2011, see Note 8 “Goodwill and Intangible Assets” to the Notes to Consolidated Financial Statements in this Form 10-K.

(8)
In March 2011, the Company completed the sale of three of its buildings located in Carlsbad, California. In connection with this sale, the Company recognized a pre-tax gain of $6.2 million. See Note 7 “Sale of Buildings” to the Notes to Consolidated Financial Statements in this Form 10-K.

(9)
On June 15, 2009, the Company sold 1.4 million shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value (“preferred stock”). As a result, total shareholders’ equity as of December 31, 2009 includes net proceeds of $134.0 million in connection with the issuance of preferred stock. For further discussion, see Note 5 “Preferred Stock” to the Notes to Consolidated Financial Statements in this Form 10-K.

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
Revenue Recognition
Sales are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” as products are shipped to customers, net of an allowance for sales returns and accruals for sales programs. The Company records a reserve for anticipated returns through a reduction of sales and cost of sales in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. In addition, from time to time, the Company offers sales programs that allow for specific returns. The Company records a reserve for anticipated returns related to these sales programs based on the terms of the sales program as well as historical returns, current economic trends, changes in customer demands and sell-through of products. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual costs of sales returns are significantly different than the recorded estimated allowance, the Company may be exposed to losses or gains that could be material. Assuming there had been a 10% increase over the recorded estimated allowance for 2013 sales returns, pre-tax loss for the year ended December 31, 2013 would have been increased by approximately $0.7 million.
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
Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. However, if the Company is not able to accurately determine when gift card redemption is remote, the Company may be exposed to losses or gains that could be material. The deferred revenue associated with outstanding gift cards decreased to $1.0 million at December 31, 2013 from $1.1 million at December 31, 2012.
Revenues from course credits in connection with the use of the Company’s uPro GPS devices are deferred when purchased and recognized on a straight-line basis over their estimated useful life. Although the Company announced in July 2012 the transition of its integrated device business to a third-party based model, the Company will continue to maintain services related to course credits used in conjunction with the uPro GPS devices through December 31, 2014. Deferred revenue associated with unused course credits decreased from $2.5 million at December 31, 2012 to $1.8 million at December 31, 2013.
Allowance for Doubtful Accounts
The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected. Assuming there had been a 10% increase over the 2013 recorded estimated allowance for doubtful accounts, pre-tax loss for the year ended December 31, 2013 would have been increased by approximately $1.2 million.
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
The calculation of the Company’s allowance for obsolete or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, the Company may need to increase its inventory allowance, which could significantly adversely affect the Company’s operating results. Assuming there had been a 10% increase over the 2013 recorded estimated allowance for obsolete or unmarketable inventory, pre-tax loss for the year ended December 31, 2013 would have been increased by approximately $1.9 million.
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
The Company uses its best judgment based on current facts and circumstances related to its business when making these estimates. However, if actual results are not consistent with the Company’s estimates and assumptions used in calculating future cash flows and asset fair values, the Company may be exposed to losses that could be material. As of December 31, 2013, the estimated fair values of the Company’s reporting units in the U.S., United Kingdom, Canada and Korea, as well as the estimated fair values of certain trade names and trademarks, exceeded their carrying values.
In September 2012, in connection with the Company’s cost reduction initiatives (the "Cost Reduction Initiatives") that were announced in July 2012, the Company committed to a plan to transition its integrated device business to a third-party based model and determined that it would no longer be using or enforcing the trademarks and technology acquired from the uPlay LLC acquisition. As a result, the Company recognized an impairment charge of $5.1 million in 2012 to write-off amortizing intangible assets and goodwill associated with the uPlay, LLC acquisition as these assets were no longer considered recoverable. In addition, the Company wrote-off the net carrying value of long lived assets related to uPro GPS devices, which resulted in a $4.0 million charge to property, plant and equipment as these assets were also not considered recoverable. See Note 8 to the Notes to Consolidated Financial Statements—“Goodwill and Intangible Assets” in this Form 10-K.
In the years ended December 31, 2012 and 2011, the Company recognized impairment charges of $4.6 million and $5.4 million, respectively, in connection with the trade names, trademarks and other intangible assets related to the Top-Flite and Ben Hogan brands. The Company used the relief from royalty method (the “RFR Method”), which is a discounted cash flow model, for evaluating the recoverability of its Top-Flite and Ben Hogan trademarks and service marks. The material assumptions used in the RFR Method were comprised of discount rates, revenue forecasts, long-term revenue growth rates and estimated royalty rates. The discount rates were based on a weighted average cost of capital, which represents the average rate a market participant would pay to raise debt or equity financing. The discount rates were calculated based upon market data available at the end of the applicable reporting period. The Company determined the revenue forecasts based on historical sales, economic conditions, expected industry performance, and planned product launches. The Company based its long-term revenue growth rates on projected inflation rates. The royalty rates used were within the range the Company historically charged to apparel licensees for those brands. In applying the RFR Method, the Company considers the revenue forecast to be the most subjective and to have the most uncertainty associated with it. It was determined, assuming all other inputs remained constant, that a 10% decrease in the assumed revenue forecast would have resulted in an additional impairment of $1.8 million for 2011. For 2012, there was no impairment analysis performed on the Company’s Top-Flite and Ben Hogan non-amortizing intangibles assets as these assets were sold during the first quarter of 2012. The impairment charge in 2012 related to the amortizing intangible assets (i.e. patents) acquired during the Top-Flite and Ben Hogan acquisition. During the fourth quarter of 2012, the Company changed its intellectual property strategy as part of its 2012 Restructuring Initiatives. As part of this new strategy, the Company determined it would no longer be using or enforcing these patents, resulting in a $4.6 million impairment charge as the carrying amount of these assets was no longer considered recoverable. See Note 8 to the Notes to Consolidated Financial Statements—“Goodwill and Intangible Assets” in this Form 10-K.
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
Historically, the Company’s actual warranty claims have not been materially different from management’s original estimated warranty obligation. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the warranty obligation. However, if the number of actual warranty claims or the cost of satisfying warranty claims were to significantly exceed the estimated warranty reserve, the Company may be exposed to losses that could be material. Assuming there had been a 10% increase over the 2013 recorded estimated allowance for warranty obligations, pre-tax loss for the year ended December 31, 2013 would have been increased by approximately $0.6 million.
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

The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options and stock appreciation rights (“SARs”) at the date of grant. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the Company’s expected stock price volatility, the expected dividend yield, the expected term of an option or SAR and the risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate the expected price volatility and the expected term. The Company uses forecasted dividends to estimate the expected dividend yield. Changes in subjective input assumptions can materially affect the fair value estimates of an option or SAR. Furthermore, the estimated fair value of an option or SAR does not necessarily represent the value that will ultimately be realized by an employee. Compensation expense is recognized on a straight-line basis over the vesting period for stock options. Compensation expense for SARs is recognized on a straight-line basis over the vesting period based on an award’s estimated fair value, which is remeasured at the end of each reporting period. Once vested, SARs continued to be remeasured to fair value until they are exercised.
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
Results of Operations
Overview of Business, Seasonality and Foreign Currency
The Company designs, manufactures and sells high quality golf clubs and golf balls, and also sells golf accessories, such as golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf related accessories, including golf apparel and footwear, golf gloves, umbrellas, prescription eyewear, and practice aids. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s golf products are designed for golfers of all skill levels, both amateur and professional.
The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway Golf woods, hybrids, irons and wedges, and Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf and Strata golf balls. The Company sold the Top-Flite and Ben Hogan brands in March 2012 (see Note 8 “Goodwill and Intangible Assets” to the Notes to Consolidated Financial Statements). As discussed in Note 19 “Segment Information” to the Notes to Consolidated Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.
In most of the regions where the Company does business, the game of golf is played primarily on a seasonal basis. Weather conditions in most parts of the world generally restrict golf from being played year-round, with many of the Company’s on-course customers closing during the cold weather months. The Company’s business is therefore subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third quarter sales are generally dependent on reorder business but are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key markets. However, third quarter sales can be affected by a mid-year launch of product, and fourth quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, however, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability generally occurs during the first half of the year.
More than half of the Company’s business is conducted in regions outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. During 2013, the Company’s reported net sales in regions outside the U.S. were negatively affected by the translation of foreign currency sales into U.S. dollars based on 2013 exchange rates. If 2012 exchange rates were applied to 2013 reported net sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $39.8 million higher than the net sales reported in 2013.
Executive Summary
The Company’s results for the year ended December 31, 2013 include sales growth as well as significant improvements in gross margins, operating expenses, and operating income compared to the prior year. During 2013, the Company refocused its business on golf equipment and more performance-oriented products, leveraged its strengths in research and development, and changed its approach to sales and marketing. The Company also retired all of its preferred stock thus lowering its cost of capital, increased its presence on tour, and completed the transition of its golf ball and golf club manufacturing platforms. These improvements not only reflect the continued progress of the Company’s turnaround plan, but also the increased hard goods market share and brand momentum the Company experienced in 2013.
The Company’s net sales increased approximately 1% in 2013 compared to the prior year despite adverse changes in foreign currency rates, the sale in 2012 of the Top-Flite and Ben Hogan Brands, and the transition to a licensing arrangement for apparel and footwear in North America. The sale of these brands and licensing arrangements negatively impacted sales by $57.2 million in 2013 compared to 2012. In addition, changes in foreign currency rates negatively affected net sales by $39.8 million in 2013 compared to 2012. On a constant currency basis, the Company’s current business, which excludes the sold or transitioned brands and businesses, achieved 14% sales growth for the year ended December 31, 2013, compared to the prior year.
In addition to improved sales, the Company's gross margin and operating expenses improved and the charges related to the Cost Reduction Initiatives were significantly less during 2013 compared to 2012. Gross margin increased by 750 basis points to 37.3% in 2013 compared to 29.8% in 2012. This improvement was primarily driven by (i) a $22.1 million decline in charges associated with the Company’s 2012 Cost Reduction Initiatives, (ii) increased sales of higher margin woods products in 2013, primarily due to the current year success of the X Hot line of woods and mid-year product launches, and (iii) less promotional activity by the Company in the current year. Gross margin was also favorably affected by improved manufacturing efficiencies and a lower cost structure resulting from the Company's Cost Reduction Initiatives. Additionally, as a result of these initiatives, as well as a continued focus on cost management, the Company's operating expenses decreased by $38.9 million or 11% in 2013 compared to 2012. In total, the Company incurred charges of $16.6 million in connection with the Cost Reduction Initiatives in 2013 compared to $54.1 million in 2012.
These improvements, along with the Company’s improved brand momentum resulting from the success of the Company's 2013 product line, enabled the Company to overcome the adverse effects of changes in foreign currency rates, and the impact of the sold or transitioned businesses. As a result, the Company's income from operations and diluted earnings per share improved by $105.5 million and $1.65, respectively, to a loss from operations of $10.8 million and diluted loss per share of $0.31 for the year ended December 31, 2013 compared to a loss from operations of $116.2 million and diluted loss per share of $1.96 in 2012. The Company believes that this continued progress and the initial positive trade reception to its 2014 product line position the Company for a good start to the new golf season and a return to profitability in 2014.

Years Ended December 31, 2013 and 2012
Net sales for the year ended December 31, 2013 increased $8.7 million (1%) to $842.8 million compared to $834.1 million for the year ended December 31, 2012. This increase was primarily due to an increase in sales of woods and irons resulting from the successful performance of the Company’s X Hot products which were introduced during the current year. This increase was offset by the sale of the Top-Flite and Ben Hogan brands in 2012 combined with a decline in sales of the Company’s accessories and other products due to the transition of the Company’s apparel and footwear sales in the U.S. to a licensing arrangement during the second half of 2012. Combined, the sale/transition of these businesses negatively affected sales by approximately $57.2 million in 2013 compared to 2012. Additionally, the Company’s net sales in 2013 were negatively impacted by $39.8 million resulting from unfavorable fluctuations in foreign currency rates. The Company’s net sales by operating segment are presented below (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2013	2012	Dollars	Percent
Net sales:
Golf clubs	$710.7	$694.5	$16.2	2%
Golf balls	132.1	139.6	(7.5)	(5)%
	$842.8	$834.1	$8.7	1%
For further discussion of each operating segment’s results, see “Golf Clubs Segment” and “Golf Balls Segment” results below.
Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2013	2012	Dollars	Percent
Net sales:
United States	$401.5	$392.1	$9.4	2%
Europe	121.5	120.2	1.3	1%
Japan	161.6	157.3	4.3	3%
Rest of Asia	84.1	75.0	9.1	12%
Other foreign countries	74.1	89.5	(15.4)	(17)%
	$842.8	$834.1	$8.7	1%
Net sales in the United States increased $9.4 million (2%) to $401.5 million during 2013 compared to $392.1 million in 2012. This increase was primarily due to the successful performance of the X Hot products launched in 2013, partially offset by significant decline in sales due to the sale of the Top-Flite and Ben Hogan brands in 2012 combined with a decline in sales of the Company’s accessories and other products due to the transition of the Company’s apparel and footwear sales in the U.S. to a licensing arrangement during the second half of 2012. The Company’s sales in regions outside of the United States decreased slightly to $441.3 million in 2013 compared to $442.0 million in 2012. The Company’s reported net sales in regions outside the United States in 2013 were unfavorably affected by the translation of foreign currency sales into U.S. dollars based upon 2012 exchange rates. If 2012 exchange rates were applied to 2013 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $39.8 million higher than reported during the year ended December 31, 2013.
Gross profit increased $66.6 million to $314.8 million in 2013 from $248.2 million in 2012. Gross profit as a percent of net sales increased to 37.3% in 2013 compared to 29.8% in 2012. This increase in gross margin was primarily due to (i) a favorable shift in sales mix from sales of lower margin golf accessories to increased sales of higher margin golf club products in 2013 compared to 2012; (ii) a decline in charges associated with the Company's Cost Reduction Initiatives; and (iii) improved manufacturing efficiencies resulting from the Cost Reduction Initiatives. These increases were partially offset by the unfavorable impact of changes in foreign currency rates and an increase in club component costs.

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
Selling expenses decreased by $41.6 million to $226.5 million (26.9% of net sales) for the year ended December 31, 2013 compared to $268.1 million (32.1% of net sales) in the comparable period of 2012. This decrease was primarily due to the Cost Reduction Initiatives, which resulted in a $21.7 million decline in employee costs, travel and entertainment, consulting and expenses in connection with the Company's transition of its apparel and footwear businesses in the U.S. to a licensing arrangement, in addition to a decrease of $14.4 million in marketing expenses.
General and administrative expenses increased by $1.3 million to $68.1 million (8.1% of net sales) for the year ended December 31, 2013 compared to $66.8 million (8.0% of net sales) in the comparable period of 2012. This increase was primarily due to the recognition of a $6.6 million net gain in connection with the sale of the Company’s Top-Flite and Ben Hogan brands during the first half of 2012, in addition to a $4.3 million increase in bad debt expense in 2013. These increases were partially offset by the Cost Reduction Initiatives, which resulted in a $5.4 million decline in employee costs, travel and entertainment and expenses in connection with the Company's wind-down of its GPS device business, in addition to a decrease of $4.2 million in professional fees and depreciation and amortization expense.
Research and development expenses increased by $1.4 million to $30.9 million (3.7% of net sales) for the year ended December 31, 2013 compared to $29.5 million (3.5% of net sales) in the comparable period of 2012, primarily due to an increase in employee costs as a result of accrued employee incentive compensation in 2013.
Interest expense increased by $3.6 million to $9.1 million for the year ended December 31, 2013 compared to $5.5 million in the comparable period of 2012. This increase was primarily due to the recognition of a full year of interest and debt discount amortization expense in 2013 in connection with the convertible notes issued in August 2012.
Other income (expense), improved by $2.8 million to income of $6.0 million for the year ended December 31, 2013 compared to income of $3.2 million in the comparable period of 2012. This increase in income was primarily attributable to an increase in net foreign currency gains.
The Company’s provision for income taxes increased to $5.6 million for the year ended December 31, 2013, compared to $4.9 million in the comparable period of 2012. The $0.7 million increase resulted from the sale of indefinite lived assets relating to the Top-Flite and Ben Hogan brands in the first quarter of 2012. Due to the effects of the Company's valuation allowance against its U.S. deferred tax assets, the Company’s effective tax rate for the year ended December 31, 2013 is not comparable to its effective tax rate for the year ended December 31, 2012, as the Company’s provision for income taxes is not directly correlated to the amount of its pretax losses.
Net loss for the year ended December 31, 2013 decreased to $18.9 million compared to $122.9 million in the comparable period of 2012. Diluted loss per share improved to $0.31 in 2013 compared to $1.96 in 2012. The Company’s net loss for the years ended December 31, 2013 and 2012 include the following charges (in millions):

	2013	2012
Pre-tax charges related to the Cost Reduction Initiatives	$(16.6)	$(32.2)
Pre-tax impairment charges	—	(21.9)
Pre-tax charges related to the Reorganization and Reinvestment Initiatives	—	(1.0)
Pre-tax gain on the sale of Top-Flite and Ben Hogan brands	—	6.6
Total	$(16.6)	$(48.5)

Golf Clubs Segment
Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2013	2012	Dollars	Percent
Net sales:
Woods	$256.5	$200.6	$55.9	28%
Irons	181.8	170.8	11.0	6%
Putters	89.6	93.3	(3.7)	(4)%
Accessories and other	182.8	229.8	(47.0)	(20)%
	$710.7	$694.5	$16.2	2%
The $55.9 million (28%) increase in net sales of woods to $256.5 million for the year ended December 31, 2013 resulted from an increase in both sales volume and average selling prices. The increase in sales volume was primarily due to the successful launch of the X Hot family of woods, which performed better at retail than the prior year Razr X family of woods. The increase in average selling prices was due to the introduction of the X Hot and Razr Fit Xtreme woods at higher average selling prices than their predecessors, the Razr X and Razr Fit woods sold in the prior year.
The $11.0 million (6%) increase in net sales of irons to $181.8 million for the year ended December 31, 2013 was primarily attributable to the strong performance of the current year X Hot irons and Mack Daddy 2 wedges combined with an increase in average selling prices resulting from less promotional activity in the current year as a result of more optimal inventory levels at retail.
The $3.7 million (4%) decrease in net sales of putters to $89.6 million for the year December 31, 2013 was primarily attributable to a decline in both sales volume and average selling prices due to an overall decline in the putter category this year. Despite this decline in sales, the Company's Odyssey brand of putters increased its year to date U.S. market share by approximately 200 basis points.
The $47.0 million (20%) decrease in net sales of accessories and other products to $182.8 million for the year ended December 31, 2013 was primarily due to a decline in net sales of approximately $22.4 million due to the transition of the Company’s apparel and footwear businesses in the U.S. to a licensing arrangement during the second half of 2012, combined with a decline in sales of packaged sets, GPS devices, gloves and other accessories.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2013	2012	Dollars	Percent
Net sales:
Golf balls	$132.1	$139.6	$(7.5)	(5)%
The $7.5 million (5%) decrease in net sales of golf balls to $132.1 million for the year ended December 31, 2013 was primarily due to a decline in sales volume and average selling prices. The decrease in sales volume was primarily due to a $19.8 million decline in sales of Top-Flite golf balls due to the sale of the Top-Flite brand in 2012 partially offset by an increase in sales of Callaway golf balls of $12.3 million during 2013 compared to the prior year. The decline in average selling prices resulted from a shift in product mix to sales of lower priced golf ball models in 2013 compared to sales of higher priced premium golf ball models in 2012. In addition, golf ball sales in 2013 were negatively impacted by a decline in rounds played compared to rounds played in 2012.

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
Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2013	2012	Dollars	Percent
Income (loss) before income taxes:
Golf clubs(1)	$27.7	$(59.8)	$87.5	146%
Golf balls(1)	1.6	(15.0)	16.6	111%
Reconciling items(2)	(42.6)	(43.2)	0.6	(1)%
	$(13.3)	$(118.0)	$104.7	89%

(1)	Included in the Company’s golf clubs and golf balls segments are the following pre-tax charges:

•	$6.4 million and $7.0 million, respectively, for the year ended December 31, 2013, in connection with the Company's Cost Reduction Initiatives;

•	$30.4 million and $16.6 million, respectively, for the year ended December 31, 2012, in connection with the Company’s Cost Reduction Initiatives;

•	$0.8 million and $0.2 million, respectively, for the year ended December 31, 2012 in connection with the Company’s Reorganization and Reinvestment Initiatives that were announced in June 2011;
See Note 3 “Restructuring Initiatives” to the Notes to Consolidated Financial Statements for details regarding the initiatives referenced herein.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the year ended December 31, 2013, the reconciling items include:

•	Pre-tax charges of $3.2 million in connection with the Cost Reduction Initiatives; and

•	Net gains of $5.9 million related to foreign currency hedging contracts offset by foreign currency transaction losses.
For the year ended December 31, 2012, the reconciling items include:

•	Pre-tax charges of $7.1 million in connection with the Cost Reduction Initiatives;

•	A pre-tax gain of $6.6 million in connection with the sale of the Top-Flite and Ben Hogan brands (see Note 8 “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements); and

•	Net gains of $3.2 million related to foreign currency hedging contracts offset by foreign currency transaction losses.
Pre-tax income in the Company’s golf clubs operating segment improved to pre-tax income of $27.7 million for 2013 from a pre-tax loss of $59.8 million for 2012. This increase was primarily attributable to a $60.0 million increase in gross margin combined with an increase in net sales as discussed above and a decrease in operating expenses as a result of net savings realized from the Cost Reduction Initiatives. The increase in gross margin was primarily driven by (i) a favorable shift in sales mix from sales of lower margin golf accessories to increased sales of higher margin golf club products primarily related to the current year success of the X Hot family of clubs; (ii) a decline in charges associated with the Company's Cost Reduction Initiatives; and (iii) improved manufacturing efficiencies and lower costs resulting from the Company's Cost Reduction Initiatives. These increases were partially offset by an increase in club component costs due to more expensive materials and technology incorporated into the X Hot family of woods and White Hot Pro putters, in addition to an unfavorable impact of foreign currency exchange rates.
Pre-tax income in the Company’s golf balls operating segment improved to $1.6 million for 2013 from pre-tax loss of $15.0 million for 2012. This increase was primarily attributable to a decrease in operating expenses as a result of net savings realized from the Cost Reduction Initiatives combined with a $6.6 million increase in gross margin, offset by a decrease in net sales primarily due to the sale of the Top-Flite and Ben Hogan Brands, as discussed above. The increase in gross margin was primarily driven by a decline in charges associated with the Company's Cost Reduction Initiatives combined with less promotional activity in 2013 compared to the same period in the prior year. In 2012, the Company had more closeout activity in connection with the sale of the Top-Flite brand. These increases were partially offset by an unfavorable shift in sales mix in 2013 to higher sales of range and value priced golf balls from sales of premium golf balls in 2012.
Years Ended December 31, 2012 and 2011
Net sales for the year ended December 31, 2012 decreased $52.4 million (6%) to $834.1 million compared to $886.5 million for the year ended December 31, 2011. This decrease was due to a decline in sales in both the golf clubs and golf balls segments. The decline in sales in the golf clubs operating segment was primarily due to a decline in sales of irons and woods. The decline in sales in the golf balls operating segment was primarily due to the Company’s sale of its Top-Flite brand during 2012. These decreases were partially offset by an increase in putter sales due to the launch in 2012 of the Company’s new Metal X putter platform as well as an increase in sales of the Company’s accessories and other products due to increased sales of packaged sets, apparel and GPS devices. The Company’s net sales by operating segment are presented below (dollars in millions):

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
Gross profit decreased $63.1 million to $248.2 million in 2012 from $311.3 million in 2011. Gross margin as a percent of net sales decreased to 30% in 2012 compared to 35% in 2011. The decrease in gross margin was primarily attributable to charges that were recognized in connection with the Company’s Cost Reduction Initiatives that were announced in July 2012. These initiatives were designed to streamline and simplify the Company’s organizational structure as well as change the manner in which the Company approaches and operates its business. In 2012, the Company’s gross margin was negatively affected by charges of $36.2 million (4.3 margin points) that include (i) the write-off of inventory, property, plant and equipment, and intangible assets in connection with the Company’s decision to transition its integrated device business to a third-party based model; (ii) the write-down of the Company’s ball manufacturing facility in Chicopee, Massachusetts to its estimated net selling price as a result of the sale and lease-back of a reduced portion of the square footage of this facility to better align with current needs; (iii) charges to write-down inventory related to the Company’s decision to license to third parties the rights to develop, manufacture and distribute the Company’s apparel and footwear product lines; (iv) charges related to reductions in workforce that impacted all regions and levels of the Company’s business; and (v) charges related to the impairment of certain golf ball patents. In addition, gross margin was negatively affected by increased promotional activity during 2012 primarily on in-line drivers, fairway woods and irons products, as well as an increase in club component costs due to a combination of more expensive premium materials and technology incorporated into the 2012 new product line. These decreases were partially offset by the Company’s completion of its GOS initiatives in December 2011, which resulted in lower club conversion costs. In 2011, gross margin was negatively affected by $20.6 million of costs (or 2.3 margin points) in connection with the GOS initiatives. See “Segment Profitability” below for further discussion of gross margins.
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

Golf Clubs Segment
Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2012	2011	Dollars	Percent
Net sales:
Woods	$200.6	$211.2	$(10.6)	(5)%
Irons	170.8	206.8	(36.0)	(17)%
Putters	93.3	88.1	5.2	6%
Accessories and other	229.8	220.0	9.8	4%
	$694.5	$726.1	$(31.6)	(4)%
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
Financial Condition
The Company’s cash and cash equivalents decreased $15.2 million to $36.8 million at December 31, 2013, from $52.0 million at December 31, 2012. During 2013, the Company used its cash and cash equivalents combined with net borrowings of $25.7 million under its ABL Facility (as defined in Note 4 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K) to fund $8.9 million of cash used in operating activities, which included increased incremental inventory purchases of $51.8 million due to the earlier timing of purchases year over year, in addition to $13.0 million in capital expenditures and $13.6 million in investments in TopGolf International, Inc. (see Note 9 to the Company's Notes to Consolidated Financial Statements in this Form 10-K). Management expects to fund the Company’s future operations from cash on hand, cash provided by its operating activities, and borrowings from the ABL Facility, as deemed necessary (see further information on the ABL Facility in Liquidity and Capital Resources below).
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of December 31, 2013, the Company’s net accounts receivable increased $1.1 million to $92.2 million from $91.1 million as of December 31, 2012. This increase was primarily attributable to an increase in net sales in the fourth quarter of 2013 compared to the fourth quarter of 2012, combined with an increase in past due receivables primarily due to two significant customers. This increase was partially offset by an increase in bad debt reserves.
The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s net inventory increased $51.8 million to $263.5 million as of December 31, 2013 compared to $211.7 million as of December 31, 2012. This increase was primarily due to the earlier timing of inventory purchases year over year related to planned product launches. Net inventories as a percentage of the trailing twelve months net sales increased to 31.3% as of December 31, 2013 compared to 25.4% as of December 31, 2012.
Liquidity and Capital Resources
The information set forth in Note 4 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K, is incorporated herein by this reference.
Liquidity
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and the ABL Facility. The Company experienced negative cash flows from operations in 2009 through 2013. During the second half of 2012, the Company implemented significant changes to its business, including among other things, steps designed to increase product sales as well as initiatives designed to reduce the Company’s manufacturing costs and operating expenses. As a result of these initiatives, in 2013, the Company realized an increase in net sales, reduced its operating expenses, and improved its cash flows from operations. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2014, and current and projected availability under the ABL Facility, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, contractual obligations and commercial commitments for at least the next 12 months.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s multi-year turnaround, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A). While management believes the Company's recovery is on track, no assurance can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to fund its business due to a further decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on the ABL Facility for needed liquidity. If the ABL Facility is not then available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected.
As of December 31, 2013, a significant portion of the Company’s total cash is held in regions outside of the U.S. In addition to settling intercompany balances during the normal course of operations, the Company may repatriate funds from its foreign subsidiaries. The Company has not, nor does it anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. As such, the Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If in the future the Company decides to repatriate such foreign earnings, it would need to accrue and pay incremental U.S. federal and state income tax, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards.
Share Repurchases
In November 2007, the Company’s Board of Directors authorized a share repurchase program of a maximum cost to the Company of $100.0 million (the “November 2007 repurchase program”). Under this program, the Company was authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities.

During 2013, the Company repurchased approximately 56,000 shares of its common stock under the November 2007 repurchase program at an average cost per share of $6.50 for a total cost of $0.4 million. The Company acquired these shares to satisfy the Company’s tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. In February 2014, the Board of Directors canceled this program and requested that management seek further Board approval prior to engaging in further open market transactions. The Board continued to authorize the Company to reacquire shares in satisfaction of the Company's tax withholding obligations in connection with the settlement of employee equity awards.
Contractual Obligations
The following table summarizes certain significant cash obligations as of December 31, 2013 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Convertible notes(1)	$112.5	$—	$—	$—	$112.5
Interest on convertible notes(1)	23.7	4.2	8.4	8.4	2.7
Capital Leases(2)	1.7	0.9	0.7	0.1	—
Operating leases(3)	33.0	13.1	13.7	5.0	1.2
Unconditional purchase obligations(4)	58.5	43.3	14.1	1.1	—
Uncertain tax contingencies(5)	6.5	2.6	0.7	1.0	2.2
Employee incentive compensation(6)	11.0	11.0	—	—	—
Other long term liabilities(7)	2.5	—	2.5	—	—
Total	$249.4	$75.1	$40.1	$15.6	$118.6

(1)
In August 2012, the Company issued $112.5 million of convertible notes due August 15, 2019. Interest of 3.75% per year on the principal amount is payable semiannually in arrears on February 15 and August 15 of each year.

(2)	Amounts represent future minimum lease payments. Capital lease obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

(3)
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.

(4)
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.

(5)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated balance sheet as of December 31, 2013. Amount excludes uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion see Note 12 “Income Taxes” to the Notes to Consolidated Financial Statements in this Form 10-K.

(6)	Amount represents accrued employee incentive compensation expense earned in 2013, and paid in February 2014.

(7)	Consists primarily of cash-settled phantom stock units and stock appreciation rights (see Note 15 "Share-Based Compensation" to the Notes to Consolidated Financial Statements in this Form 10-K).

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit in the amount of $1.3 million as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2013 was not material to the Company’s financial position, results of operations or cash flows.
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
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
Foreign currency exchange contracts are used only to meet the Company’s objectives of offsetting gains and losses from foreign currency exchange exposures with gains and losses from the contracts used to hedge them in order to reduce volatility of earnings. The extent to which the Company’s hedging activities mitigate the effects of changes in foreign currency exchange rates varies based upon many factors, including the amount of transactions being hedged. Foreign currency rates for financial reporting purposes had a negative impact upon the Company’s consolidated reported financial results in 2013 compared to 2012 (see “Risk Factors” contained in Item 1A and “Results of Operations” contained in Item 7). The Company does not enter into foreign currency exchange contracts for speculative purposes. Foreign currency exchange contracts generally mature within 12 months from their inception.
The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At December 31, 2013, 2012 and 2011, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $42.3 million, $137.1 million and $165.5 million, respectively. At December 31, 2013 and 2012, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2013 through its foreign currency exchange contracts.
The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $4.3 million at December 31, 2013. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its ABL Facility (see Note 4 “Financing Arrangements” to the Notes to Consolidated Financial Statements in this Form 10-K). The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing 12 month EBITDA (as defined by the ABL Facility) combined with the Company’s availability ratio, which is expressed as a percentage of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins can be permanently reduced by 0.25% if EBITDA, as defined in the ABL Facility, meets or exceeds $25.0 million over any trailing twelve-month period, and can be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50.0 million over any trailing twelve-month period.
The interest rate applicable to outstanding loans under the U.S. facility is based on a calculation of either the U.S. Prime Rate or the British Bankers Association LIBOR Rate as published by Reuters (“LIBOR”) plus an applicable margin of 1.25% to 2.75%. The interest rate applicable to outstanding loans under the Canadian facility is based on a calculation of either the Base Rate publicly announced by Bank of America Canada or Canada’s Prime Rate plus a margin of 1.25% to 2.75%. The interest rate applicable to outstanding loans under the U.K. facility is based on a calculation of the U.S. Prime Rate plus an applicable margin of 2.25% and 2.75%. At December 31, 2013, the Company's EBITDA over the trailing 12 months exceeded $25.0 million, which resulted in a permanent reduction of 0.25% in the applicable interest rate margins. This reduction will take effect in February 2014. At December 31, 2013, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.50%.

As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.2 million over a 12 month period.
Item 8. Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013, together with the report of our independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages F-1 through F-42.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2013, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework (1992). Based on that assessment, management concluded that as of December 31, 2013, the Company’s internal control over financial reporting was effective based on the COSO criteria.
Changes in Internal Control over Financial Reporting. During the fourth quarter ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.
Item 9B. Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California
We have audited the internal control over financial reporting of Callaway Golf Company and its subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and our report dated February 27, 2014, expressed an unqualified opinion on those consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 27, 2014

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Commission within 120 days after the end of fiscal year 2013 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 11. Executive Compensation
The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers and Directors,” “Compensation Discussion and Analysis,” “Report of the Compensation and Management Succession Committee” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2013 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal year 2013 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the number of stock options and shares underlying Restricted Stock Units (RSUs) outstanding and authorized for issuance under all equity compensation plans of the Company as of December 31, 2013. See Note 15 “Share-Based Compensation” to the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the equity plans of the Company.
Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of RSUs(4)(6)	Weighted Average Exercise Price of Outstanding Options(5)	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders(1)	5,138(3)	$8.95	11,516
Equity Compensation Plans Not Approved by Shareholders(2)	234(2)	$17.92	—
Total	5,372	$9.42	11,516

(1)
Consists of the following plans: 1996 Stock Option Plan, 2001 Non-Employee Directors Stock Incentive Plan, 2004 Incentive Plan and 2013 Non-Employee Directors Incentive Plan. No shares are available for grant under the 1996 Stock Option Plan, and all shares outstanding at December 31, 2013 expired in January 2014. The 2001 Non-Employee Directors Stock Incentive Plan expired on December 31, 2011. The shares available for grant under this plan are only available to satisfy incremental dividend equivalent rights for outstanding awards. The 2004 Incentive Plan permits the award of stock options, restricted stock, performance units and various other stock-based awards. The 2013 Non-Employee Directors Incentive Plan permits the award of stock options, restricted stock and restricted stock units.

(2)
Consists of shares in underlying stock options issuable from the 1995 Employee Stock Incentive Plan (the “1995 Plan”). In connection with shareholder approval of the 2004 Incentive Plan, the Company agreed that no further grants would be made under the 1995 Plan. No grants have been made under the 1995 Plan since May 2004, and all shares outstanding at December 31, 2013 expired in January 2014.

(3)
Includes 60,489 shares underlying RSUs issuable under the 2013 Non-Employee Directors Incentive Plan; 4,072,382 and 761,400 shares underlying stock options and RSUs, respectively, issuable from the 2004 Incentive Plan; 86,000 and 58,631 shares underlying stock options and RSUs, respectively, issuable from the 2001 Non-Employee Directors Stock Incentive Plan; and 100,000 shares underlying stock options issuable from the 1996 Stock Option Plan. The shares issuable under the 1996 Stock Option Plan expired in January 2014.

(4)	Includes unvested shares underlying stock dividend equivalent rights on restricted stock units.

(5)	Does not include shares underlying RSUs, which do not have an exercise price.

(6)	Outstanding shares underlying restricted stock units granted under the 2001 Directors Plan, 2004 Plan and 2013 Directors Plan include accrued incremental dividend equivalent rights.
Equity Compensation Plans Not Approved By Shareholders
The 1995 Plan is an equity compensation plan which was not approved by shareholders. No grants have been made under the 1995 Plan since May 2004, and all shares outstanding as of December 31, 2013 expired in January 2014. For additional information, see Note 15 “Share-Based Compensation” to the Notes to Consolidated Financial Statements in this Form 10-K.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers and Directors—Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Transactions with Related Persons,” and “Board of Directors and Corporate Governance” to be filed with the Commission within 120 days after the end of fiscal year 2013 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of fiscal year 2013 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report:
1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K on pages F-1 through F-42:
•Report of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets as of December 31, 2013 and 2012;
•Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011;
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011;
•Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011;
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; and
•Notes to Consolidated Financial Statements.
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

2.1
Asset Purchase Agreement among American Sports Licensing, Inc. and Dick’s Sporting Goods, Inc., collectively the buyer, and Callaway Golf Company as the seller dated as of March 30, 2012, incorporated herein by this reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Commission on April 27, 2012 (file no. 1-10962).

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2
Fifth Amended and Restated Bylaws, as amended and restated as of November 18, 2008, incorporated herein by this reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Commission on November 21, 2008 (file no. 1-10962).

3.3
Amended and Restated Certificate of Designation for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 5, 2010 (file no. 1-10962).

4.1
Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

4.2
Form of Specimen Stock Certificate for 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated herein by this reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

4.3
Indenture, dated as of August 29, 2012 between Callaway Golf Company and Wilmington Trust, National Association, as Trustee, incorporated herein by this reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 4, 2012 (File No. 1-10962).

4.4	Global Note due 2019, incorporated herein by this reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, as filed with the Commission on October 28, 2013 (File No. 1-10962).

Executive Compensation Contracts/Plans
10.1
First Amendment to Officer Employment Agreement, effective as of March 5, 2013, by and between the Company and Oliver G. Brewer, III, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 5, 2013 (file no. 1-10962).

10.2
Officer Employment Agreement, effective as of May 1, 2012, by and between Callaway Golf Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on May 7, 2012 (file no. 1-10962).

10.3
Officer Employment Agreement, effective as of April 25, 2012, by and between Callaway Golf Company and Mark Leposky, incorporated herein by this reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.4
Officer Employment Agreement, effective as of June 1, 2012, by and between Callaway Golf Company and Brian Lynch, incorporated herein by this reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.5	Officer Employment Agreement, effective as of May 1, 2012, by and between Callaway Golf Company,and Alan Hocknell, Ph.D. †

10.6
Director's Service Agreement, effective as of December 1, 2002, as amended, by and between Callaway Golf Company and Neil Howie, incorporated herein by this reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.7
Executive Entrustment Agreement, effective as of March 1, 2008, as amended, by and between Callaway Golf Company and Alex Boezeman, incorporated herein by this reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.8
Contract of Employment, effective as of October 19, 2009, as amended, by and between Callaway Golf Company and Leighton Richards, incorporated herein by this reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.9	Form of Exchange Agreement, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on August 15, 2013 (file No. 1-10962).

10.10	Form of Purchase Agreement, incorporated herein by this reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the Commission on August 24, 2012 (File No. 1-10962).

10.11
Callaway Golf Company Amended and Restated 2004 Incentive Plan (effective May 19, 2009), incorporated herein by this reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 5, 2013 (file no. 1-10962).

10.12
Callaway Golf Company 2013 Non-Employee Directors Stock Incentive Plan (effective May 15, 2013), incorporated herein by this reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 5, 2013 (file no. 1-10962).

10.13
Form of Notice of Grant of Restricted Stock Agreement for Non-Employee Directors, incorporated herein by this reference to Exhibit 10.3 the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Commission on July 29, 2013 (file no. 1-10962).

10.14
Form of Non-Employee Director Phantom Stock Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.15
Form of Notice of Grant and Agreement for Stock Appreciation Right, incorporated herein by this reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Commission on March 2, 2012 (file no. 1-10962).

10.16
Notice of Grant and Agreement for Stock Appreciation Right, by and between Callaway Golf Company and Anthony S. Thornley effective September 1, 2011, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 2, 2011 (file no. 1-10962).

10.17
Form of Restricted Stock Grant, incorporated herein by this reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Commission on February 26, 2010 (file no. 1-10962).

10.18
Form of Phantom Stock Units Agreement, incorporated herein by this reference to Exhibit 10.57 to the Company's Current Report on Form 8-K, as filed with the Commission on December 30, 2009 (file no. 1-10962).

10.19
Form of Notice of Grant of Stock Option and Option Agreement, incorporated herein by this reference to Exhibit 10.61 to the Company's Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.20
Form of Restricted Stock Unit Grant, incorporated herein by this reference to Exhibit 10.62 to the Company's Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.21	Form of Performance Unit Grant, incorporated herein by this reference to Exhibit 10.63 to the Company's Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.22
Form of Notice of Grant of Stock Option and Option Agreement for Officers, incorporated herein by this reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.23
Callaway Golf Company 1995 Employee Stock Incentive Plan (As Amended and Restated November 7, 2001), incorporated herein by this reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 17, 2003 (file no. 1-10962).

10.24
Callaway Golf Company 2001 Non-Employee Directors Stock Incentive Plan (Amended and Restated Effective as of June 6, 2006), incorporated herein by this reference to Exhibit 10.57 to the Company's Current Report on Form 8-K, as filed with the Commission on June 9, 2006 (file no. 1-10962).

10.25
Callaway Golf Company Amended and Restated 2004 Incentive Plan (effective May 19, 2009), incorporated herein by this reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 3, 2009 (file no. 1-10962).

10.26	Annual Incentive Plan Guidelines, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 28, 2012 (file no. 1-10962).

10.27
Indemnification Agreement, dated January 25, 2010, between the Company and Adebayo O. Ogunlesi incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Commission on February 26, 2010 (file no. 1-10962).

10.28
Indemnification Agreement, dated March 4, 2009, between the Company and John F. Lundgren, incorporated herein by this reference to Exhibit 10.51 to the Company's Current Report on Form 8-K, as filed with the Commission on March 10, 2009 (file no. 1-10962).

10.29
Indemnification Agreement, dated April 7, 2004, between the Company and Anthony S. Thornley, incorporated herein by this reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.30
Indemnification Agreement, dated as of April 21, 2003, between the Company and Samuel H. Armacost, incorporated herein by this reference to Exhibit 10.57 the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.31
Indemnification Agreement, dated as of April 21, 2003, between the Company and John C. Cushman, III, incorporated herein by this reference to Exhibit 10.58 the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.32
Indemnification Agreement, effective June 7, 2001, between the Company and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).

10.33
Indemnification Agreement, dated July 1, 1999, between the Company and Yotaro Kobayashi, incorporated herein by this reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

10.34
Indemnification Agreement, dated July 1, 1999, between the Company and Richard L. Rosenfield, incorporated herein by this reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

Other Contracts
10.35
Loan and Security Agreement, dated as of June 30, 2011, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Bank of America, N.A., as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 6, 2011 (file no. 1-10962).

10.36
Amended and Restated Loan and Security Agreement, dated as of July 22, 2011, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Bank of America, N.A., as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, Wells Fargo Capital Finance, LLC, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 27, 2011 (file no. 1-10962).

10.37
Second Amended and Restated Loan and Security Agreement, dated as of December 22, 2011, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Callaway Golf European Holding Company Limited, Bank of America, N.A., as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, Wells Fargo Capital Finance, LLC, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on December 28, 2011 (file no. 1-10962).

10.38
First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 22, 2011, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Callaway Golf European Holding Company Limited, Bank of America, N.A., as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, Wells Fargo Capital Finance, LLC, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.39
Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 5, 2013, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Bank of America, N.A., as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, Wells Fargo Capital Finance, LLC, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the Commission on October 28, 2013 (file no. 1-10962).

21.1	List of Subsidiaries.†
23.1	Consent of Deloitte & Touche LLP.†
24.1	Form of Limited Power of Attorney.†

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Oliver G. Brewer III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.1	XBRL Instance Document †
101.2	XBRL Taxonomy Extension Schema Document †
101.3	XBRL Taxonomy Extension Calculation Linkbase Document †
101.4	XBRL Taxonomy Extension Definition Linkbase Document †
101.5	XBRL Taxonomy Extension Label Linkbase Document †
101.6	XBRL Taxonomy Extension Presentation Linkbase Document †

† Included in this report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLAWAY GOLF COMPANY
By:	/S/ OLIVER G. BREWER III
Oliver G. Brewer III
President and Chief Executive Officer
Date: February 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/S/ OLIVER G. BREWER III	President and Chief Executive Officer, Director	February 27, 2014
Oliver G. Brewer III

Principal Financial Officer:

/S/ BRADLEY J. HOLIDAY	Senior Executive Vice President and Chief Financial Officer	February 27, 2014
Bradley J. Holiday

Principal Accounting Officer:

/s/ JENNIFER THOMAS	Vice President and Chief Accounting Officer	February 27, 2014
Jennifer Thomas

Directors:

*	Director	February 27, 2014
Samuel H. Armacost

*	Chairman of the Board	February 27, 2014
Ronald S. Beard

*	Director	February 27, 2014
John C. Cushman, III

*	Director	February 27, 2014
Richard L. Rosenfield

*	Director	February 27, 2014
John F. Lundgren

*	Director	February 27, 2014
Adebayo O. Ogunlesi

*By:	/S/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California
We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity, for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Callaway Golf Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 27, 2014

CALLAWAY GOLF COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$36,793	$52,003
Accounts receivable, net	92,203	91,072
Inventories	263,492	211,734
Deferred taxes, net	6,419	4,170
Income taxes receivable	228	1,810
Other current assets	22,468	23,811
Assets held for sale	—	2,396
Total current assets	421,603	386,996
Property, plant and equipment, net	71,341	89,093
Intangible assets, net	88,901	89,189
Goodwill	29,212	29,034
Deferred taxes, net	2,299	1,910
Other assets	50,507	41,414
Total assets	$663,863	$637,636
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$157,120	$129,021
Accrued employee compensation and benefits	31,585	20,649
Asset-based credit facility	25,660	—
Accrued warranty expense	6,406	7,539
Income tax liability	5,425	3,430
Deferred taxes, net	—	927
Total current liabilities	226,196	161,566
Long-term liabilities:
Income taxes payable	4,387	6,565
Deferred taxes, net	35,271	33,533
Convertible notes, net (Note 4)	107,835	107,133
Long-term incentive compensation and other	5,555	7,131
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 0 and 417,639 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	4
Common stock, $.01 par value, 240,000,000 shares authorized, 78,314,902 shares and 72,264,020 shares issued at December 31, 2013 and 2012, respectively	783	723
Additional paid-in capital	205,712	204,510
Retained earnings	77,038	113,831
Accumulated other comprehensive income	12,177	14,770
Less: Common stock held in treasury, at cost, 967,089 shares and 1,267,436 shares at December 31, 2013 and 2012, respectively	(11,091)	(14,848)
Total Callaway Golf Company shareholders’ equity	284,619	318,990
Non-controlling interest in consolidated entity (Note 10)	—	2,718
Total shareholders’ equity	284,619	321,708
Total liabilities and shareholders’ equity	$663,863	$637,636
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales	$842,801	$834,065	$886,528
Cost of sales	528,043	585,897	575,226
Gross profit	314,758	248,168	311,302
Selling expenses	226,496	268,088	265,325
General and administrative expenses	68,087	66,773	92,756
Research and development expenses	30,937	29,542	34,309
Total operating expenses	325,520	364,403	392,390
Loss from operations	(10,762)	(116,235)	(81,088)
Interest income	558	550	546
Interest expense	(9,123)	(5,513)	(1,618)
Other income (expense), net	6,005	3,152	(8,101)
Loss before income taxes	(13,322)	(118,046)	(90,261)
Income tax provision	5,599	4,900	81,559
Net loss	(18,921)	(122,946)	(171,820)
Dividends on convertible preferred stock	3,332	8,447	10,500
Net loss allocable to common shareholders	$(22,253)	$(131,393)	$(182,320)
Loss per common share:
Basic	$(0.31)	$(1.96)	$(2.82)
Diluted	$(0.31)	$(1.96)	$(2.82)
Weighted-average common shares outstanding:
Basic	72,809	67,061	64,601
Diluted	72,809	67,061	64,601
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(18,921)	$(122,946)	$(171,820)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,593)	699	507
Comprehensive loss	$(21,514)	$(122,247)	$(171,313)
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(18,921)	$(122,946)	$(171,820)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,543	34,411	38,636
Impairment charges	—	21,933	6,533
Deferred taxes	(2,309)	(1,925)	55,930
Non-cash share-based compensation	3,533	3,142	9,570
Loss/(gain) on disposal of long-lived assets and deferred gain amortization	2,242	(1,261)	(7,491)
Gain on sale of intangible assets	—	(6,602)	—
Discount amortization on convertible notes	702	235	—
Changes in assets and liabilities:
Accounts receivable, net	(6,690)	23,701	28,100
Inventories	(60,966)	20,216	36,460
Other assets	(190)	1,044	20,599
Accounts payable and accrued expenses	34,663	1,042	(12,613)
Accrued employee compensation and benefits	11,523	(4,057)	(4,187)
Income taxes receivable and payable	2,761	2,563	7,653
Accrued warranty expense	(1,133)	(601)	(287)
Other liabilities	293	297	3,015
Net cash (used in) provided by operating activities	(8,949)	(28,808)	10,098
Cash flows from investing activities:
Capital expenditures	(13,038)	(18,403)	(28,931)
Proceeds from sale of intangible assets	—	26,861	—
Proceeds from sale of property, plant and equipment	4,148	355	19,371
Investment in golf-related ventures	(13,637)	(3,268)	—
Net cash (used in) provided by investing activities	(22,527)	5,545	(9,560)
Cash flows from financing activities:
Proceeds from asset-based credit facility	25,660	—	—
Proceeds from issuance of convertible notes	—	46,819	—
Debt issuance costs	—	(3,534)	(2,467)
Issuance of common stock	—	—	2,195
Exercise of stock options	1,652	19	—
Equity issuance costs	(341)	—	—
Dividends paid, net	(5,599)	(11,019)	(13,093)
Other financing activities	(32)	(159)	80
Net cash provided by (used in) financing activities	21,340	32,126	(13,285)
Effect of exchange rate changes on cash and cash equivalents	(5,074)	117	727
Net (decrease) increase in cash and cash equivalents	(15,210)	8,980	(12,020)
Cash and cash equivalents at beginning of year	52,003	43,023	55,043
Cash and cash equivalents at end of year	$36,793	$52,003	$43,023
Supplemental disclosures:
Cash paid for interest and fees	$(6,741)	$(7,544)	$(3,744)
Cash (paid) received for income taxes, net	$(4,986)	$(4,234)	$3,473
Noncash investing and financing activities:
Dividends payable	$—	$131	$438
Issuance of common stock in exchange for preferred stock	$42,278	$—	$—
Issuance of convertible notes in exchange for preferred stock	$—	$60,078	$—
Issuance of treasury stock from the settlement of compensatory stock awards	$1,649	$3,735	$5,026
Acquisition of treasury stock for minimum statutory withholding taxes	$(364)	$(783)	$(1,587)
Accrued capital expenditures at period end	$1,467	$92	$1,888

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Callaway Golf Shareholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Grantor Stock Trust	Treasury Stock		Non-controlling Interest	Total
	Shares	Amount	Shares	Amount					Shares	Amount
Balance, December 31, 2010	1,400	$14	66,317	$663	$264,235	$432,977	$13,564	$(2,351)	(1,911)	$(24,835)	$2,612	$686,879
Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(83)	—	—	—	—	—	—	(83)
Acquisition of treasury stock	—	—	—	—	—	—	—	—	(227)	(1,587)	—	(1,587)
Compensatory stock and stock options	—	—	24	—	2,889	—	—	1,655	394	5,026	—	9,570
Employee stock purchase plan	—	—	—	—	(2,035)	—	—	634	290	3,596	—	2,195
Stock dividends	—	—	—	—	123	(123)	—	—	—	—	—	—
Cash dividends	—	—	—	—	—	(13,093)	—	—	—	—	—	(13,093)
Adjustment of grantor stock trust shares to market	—	—	—	—	(62)	—	—	62	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	—	507	—	—	—	—	507
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	(341)	(341)
Net loss	—	—	—	—	—	(171,820)	—	—	—	—	587	(171,233)
Balance, December 31, 2011	1,400	$14	66,341	$663	$265,067	$247,941	$14,071	$—	(1,454)	$(17,800)	$2,858	$512,814
Preferred stock to convertible note exchange	(632)	(6)	—	—	(60,072)	—	—	—	—	—	—	(60,078)
Preferred stock to common stock exchange	(350)	(4)	5,867	59	(55)	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—	—	—	(122)	(783)	—	(783)
Issuance of treasury stock	—	—	—	—	(3,716)	—	—	—	309	3,735	—	19
Compensatory stock and stock options	—	—	56	1	3,141	—	—	—	—	—	—	3,142
Stock dividends	—	—	—	—	145	(145)	—	—	—	—	—	—
Cash dividends	—	—	—	—	—	(11,019)	—	—	—	—	—	(11,019)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	699	—	—	—	—	699
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	(399)	(399)
Net loss	—	—	—	—	—	(122,946)	—	—	—	—	259	(122,687)
Balance, December 31, 2012	418	$4	72,264	$723	$204,510	$113,831	$14,770	$—	(1,267)	$(14,848)	$2,718	$321,708
Exercise of stock options	—	—	—	—	(820)	—	—	—	216	2,472	—	1,652
Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(2)	—	—	—	—	—	—	(2)
Preferred stock to common stock exchange	(417)	(4)	5,920	59	(55)	—	—	—	—	—	—	—
Redemption of preferred stock	(1)	—	—	—	(30)	—	—	—	—	—	—	(30)
Equity issuance costs	—	—	—	—	(341)	—	—	—	—	—	—	(341)
Acquisition of treasury stock	—	—	—	—	—	—	—	—	(56)	(364)	—	(364)
Issuance of treasury stock	—	—	—	—	(1,649)	—	—	—	140	1,649	—	—
Compensatory stock and stock options	—	—	56	—	3,533	—	—	—	—	—	—	3,533
Stock dividends	—	—	75	1	566	(567)	—	—	—	—	—	—
Cash dividends	—	—	—	—	—	(5,599)	—	—	—	—	—	(5,599)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(2,593)	—	—	—	—	(2,593)
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	(2,718)	(2,718)
Deconsolidation of subsidiaries	—	—	—	—	—	(11,706)	—	—	—	—	—	(11,706)
Net loss	—	—	—	—	—	(18,921)	—	—	—	—	—	(18,921)
Balance, December 31, 2013	—	$—	78,315	$783	$205,712	$77,038	$12,177	$—	(967)	$(11,091)	$—	$284,619
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters) and golf balls. The Company also sells golf-related accessories such as golf apparel and footwear, golf bags, golf gloves, golf headwear, travel gear, eyewear, golf towels and umbrellas. The Company generally sells its products to golf retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third-party distributors in the United States and in over 100 countries around the world. The Company also sells pre-owned Callaway Golf products through its website www.callawaygolfpreowned.com and sells new Callaway Golf products through its websites www.callawaygolf.com and www.odysseygolf.com. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf related accessories including golf apparel and footwear, golf gloves, umbrellas, prescription eyewear, and practice aids.
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
Recent Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Based on the Company's evaluation, this ASU will not have a material impact on its consolidated condensed financial statements.
In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU provides guidance on releasing cumulative translation adjustments to net income when an entity ceases to have a controlling financial interest in a subsidiary or business within a foreign entity. The cumulative translation adjustments should be released only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resides. This ASU is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. Based on the Company's evaluation, this ASU will not have a material impact on its consolidated condensed financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this amendment did not have a material impact on the Company’s disclosures to the consolidated financial statements.
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

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$6,383	$6,521	$4,955
Provision	32,127	32,425	36,239
Sales returns	(31,176)	(32,563)	(34,673)
Ending balance	$7,334	$6,383	$6,521
Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The deferred revenue associated with outstanding gift cards decreased to $999,000 at December 31, 2013 from $1,141,000 at December 31, 2012. The amounts are recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets.
Revenues from course credits in connection with the use of the Company's uPro GPS devices are deferred when purchased and recognized on a straight-line basis over their estimated useful life based on historical usage trends. Deferred revenue associated with unused course credits was $1,807,000 and $2,544,000 at December 31, 2013 and 2012, respectively. The amounts are recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets.
Amounts billed to customers for shipping and handling are included in net sales and costs incurred related to shipping and handling are included in cost of sales.
Royalty income is recorded in net sales as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements. The Company recognized royalty income under its various licensing agreements of $9,130,000, $7,073,000 and $6,219,000 during 2013, 2012 and 2011, respectively.
Warranty Policy
The Company has a stated two-year warranty policy for its golf clubs. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The decrease reflected in the table below in the estimated future warranty obligation is primarily due to a decline in warranty return rates primarily due to improved durability of newer products combined with an increase in customer paid repairs.

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$7,539	$8,140	$8,427
Provision	5,177	7,507	8,614
Claims paid/costs incurred	(6,310)	(8,108)	(8,901)
Ending balance	$6,406	$7,539	$8,140
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
The Company measures fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classifies such items in Level 1. In some instances where a market price is available, but the instrument is in an inactive or over-the-counter market, the Company consistently applies the dealer (market maker) pricing estimate and uses a midpoint approach on bid and ask prices from financial institutions to determine the reasonableness of these estimates. Assets and liabilities subject to this fair value valuation approach are typically classified as Level 2.
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
Advertising Costs
The Company advertises primarily through television and print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2013, 2012 and 2011 were $53,707,000, $65,068,000 and $53,051,000, respectively.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs for 2013, 2012 and 2011 were $30,937,000, $29,542,000 and $34,309,000, respectively.
Foreign Currency Translation and Transactions
The Company’s foreign subsidiaries utilize their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into United States dollars using the current exchange rate at the balance sheet date for assets and liabilities and at the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in shareholders’ equity. Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur. The Company recorded a net loss in foreign currency transactions of $821,000 and $3,343,000 in 2013 and 2012, respectively, and net gains of $708,000 in 2011.
Derivatives and Hedging
The Company uses derivative financial instruments to manage its exposure to foreign exchange rates. The derivative instruments are accounted for pursuant to ASC Topic 815, “Derivatives and Hedging,” which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. As of December 31, 2013, the Company had derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts that were not designated as hedging instruments in accordance with ASC Topic 815.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments purchased with original maturities of three months or less.
Allowance for Doubtful Accounts
The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. The increase in the allowance for estimated losses as of December 31, 2013 was primarily due to a large customer that filed for Chapter 11 under the U.S. Bankruptcy Code in 2013. The following table provides a reconciliation of the activity related to the Company’s allowance for doubtful accounts:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$6,544	$7,263	$9,411
Provision	6,798	2,830	2,028
Write-off of uncollectible amounts, net of recoveries	(1,687)	(3,549)	(4,176)
Ending balance	$11,655	$6,544	$7,263
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
Long-Lived Assets
In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment charge would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.
Goodwill and Intangible Assets
Goodwill and intangible assets consist of goodwill, trade names, trademarks, service marks, trade dress, patents and other intangible assets acquired during the acquisition of Odyssey Sports, Inc. in 1997, FrogTrader, Inc. in 2004, and certain foreign distributors.
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
Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC Topic 360-10-5 discussed above. See Note 8 for further discussion of the Company’s goodwill and intangible assets.
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
The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options and stock appreciation rights (“SARs”) at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options/SARs. The Company uses historical data among other information to estimate the expected price volatility, expected term, and forfeiture rate. The Company uses historical dividends to estimate the expected dividend yield. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the vesting period for stock options. Compensation expense for SARs is recognized on a straight-line basis over the vesting period based on an estimated fair value, which is remeasured at the end of each reporting period. Once vested, the SARs continue to be remeasured to fair value until they are exercised.
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
Other Income (Expense), Net
Other income (expense), net primarily includes gains and losses on foreign currency exchange contracts and foreign currency transactions. The components of other income (expense), net are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Foreign currency exchange contract gains/(losses), net	$6,764	$6,591	$(8,861)
Foreign currency transaction gains/(losses), net	(821)	(3,343)	708
Other	62	(96)	52
	$6,005	$3,152	$(8,101)
Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes the impact of foreign currency translation adjustments. Since the Company has met the indefinite reversal criteria, it does not accrue income taxes on foreign currency translation adjustments. The total equity adjustment from foreign currency translation included in accumulated other comprehensive income was a loss of $2,593,000 as of December 31, 2013 and income of $699,000 as of December 31, 2012.
Segment Information
The Company’s operating segments are organized on the basis of products and consist of golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The golf balls segment consists of Callaway Golf golf balls that are designed, manufactured and sold by the Company. The Company also discloses information about geographic areas. This information is presented in Note 19 - “Segment Information.”
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
The Company operates in the golf equipment industry and primarily sells its products to golf equipment retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants, directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. At December 31, 2013 and 2012, no single customer in the United States represented over 10% of the Company’s outstanding accounts receivable balance. Managing customer-related credit risk is more difficult in regions outside of the United States. In 2013, approximately 52% of the Company’s net sales were made in regions outside of the United States, compared to approximately 53% in both 2012 and 2011. Prolonged unfavorable economic conditions in the United States or in the Company’s international markets could significantly increase the Company’s credit risk.
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
In 2011, the Company recorded pre-tax charges of $24,680,000 in connection with this restructuring. The majority of these charges were recognized within cost of sales. Costs incurred during 2012 were minimal. See Note 19 for charges absorbed by the Company’s operating segments. In the aggregate through December 31, 2012, the Company recognized total charges of $39,419,000 in connection with the GOS Initiatives.
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
In connection with these initiatives, during 2012, the Company recognized net pre-tax charges of $1,012,000, of which $473,000 and $539,000 were recognized in cost of sales and operating expenses, respectively. In 2011, the Company recognized total pre-tax charges $16,329,000, of which $1,251,000 and $15,078,000 were recognized in cost of sales and operating expenses, respectively. In the aggregate, through December 31, 2012, the Company incurred total pre-tax charges of $17,341,000 in connection with these initiatives.

The table below depicts the activity and liability balances recorded as part of the GOS Initiatives and the Reorganization and Reinvestment Initiatives (in thousands). Amounts payable as of December 31, 2012 were included in accrued employee compensation and benefits, and amounts payable as of December 31, 2011 were included in accrued employee compensation and benefits and accounts payable and accrued expenses in the accompanying consolidated balance sheets. There were no amounts payable as of December 31, 2013.

	GOS Initiatives			Reorganization and Reinvestment Initiatives
	Workforce Reductions	Transition Costs	Asset Write-offs	Workforce Reductions	Total
Restructuring payable balance, December 31, 2010	$3,268	$384	$—	$—	$3,652
Charges to cost and expense	4,702	17,527	2,451	16,329	41,009
Non-cash items	—	—	(2,451)	(2,126)	(4,577)
Cash payments	(6,751)	(17,856)	—	(8,846)	(33,453)
Restructuring payable balance, December 31, 2011	$1,219	$55	$—	$5,357	$6,631
Charges to cost and expense	(98)	21	—	1,012	935
Cash payments	(985)	(76)	—	(6,316)	(7,377)
Restructuring payable balance, December 31, 2012	$136	$—	$—	$53	$189
Cash Payments	$(136)	$—	$—	$(53)	$(189)
Restructuring payable balance, December 31, 2013	$—	$—	$—	$—	$—
Cost Reduction Initiatives
In July 2012, the Company announced it was undertaking additional cost-reduction initiatives (the “Cost Reduction Initiatives”). These initiatives were designed to streamline and further simplify the Company’s organizational structure and change the manner in which the Company approaches and operates its business. The actions taken in 2012 included (i) a reduction in workforce that impacted all regions and levels of the organization in addition to other transition costs; (ii) greater focus on the Company’s core product lines including licensing to third parties the rights to develop, manufacture and distribute certain non-core product lines in the U.S. (e.g. apparel and footwear); (iii) transitioning the Company’s integrated device business to a third-party based model; and (iv) the reorganization of the Company’s golf ball manufacturing supply chain, including the sale and lease-back of the Company’s ball manufacturing facility in Chicopee, Massachusetts (Note 7), and the write-off of certain patents related to the Top-Flite brand (Note 8).
These initiatives are estimated to yield approximately $60,000,000 in annualized savings. In connection with these initiatives, the Company incurred total pre-tax charges of approximately $70,600,000, of which approximately two-thirds resulted in non-cash charges. As of December 31, 2013, the Company has completed the Cost Reduction Initiatives and will not incur future charges associated with these initiatives.
During the year ended December 31, 2013, the Company recognized charges of $16,556,000 in connection with the Cost Reduction Initiatives. Amounts recognized in cost of sales, operating expenses and other income (expense) totaled $11,149,000, $4,719,000 and $688,000, respectively, during the year ended December 31, 2013. See Note 19 for charges absorbed by the Company’s operating segments.

The table below depicts the total charges recognized in 2013 and 2012 and the liability balances relating to the Cost Reduction Initiatives (in thousands). Amounts payable as of December 31, 2013 and 2012 are included in accrued employee compensation and benefits and accounts payable and accrued expenses in the accompanying consolidated balance sheets.

	Cost Reduction Initiatives
	Workforce Reductions	Transition Costs	Asset Write-offs	Total
Charges to cost and expense (1)	$14,506	$6,719	$32,836	$54,061
Non-cash items	(448)	(4,311)	(32,836)	(37,595)
Cash payments	(9,527)	(1,817)	—	(11,344)
Restructuring payable balance, December 31, 2012	$4,531	$591	$—	$5,122
Charges to cost and expense(2)	2,977	8,777	4,802	16,556
Non-cash items	—	(5,130)	(4,802)	(9,932)
Cash payments	(6,702)	(1,737)	—	(8,439)
Restructuring payable balance, December 31, 2013	$806	$2,501	$—	$3,307

(1) The pre-tax charges for the year ended December 31, 2012 included the following:

•	$14,506,000 in workforce reductions, in addition to $2,965,000 in other transition costs;

•
$5,810,000 primarily related to the write-off of inventory and long-lived assets in connection with the Company's decision to transition its golf apparel and golf footwear businesses in the U.S. to a third-party licensing arrangement;

•
$6,976,000 to write-off inventory related to the Company's decision to transition its integrated device business to a third-party based model, $4,345,000 to write-off property, plant and equipment related to uPro devices, and an impairment charge of $5,156,000 related to intangible assets and goodwill related to the uPlay, LLC acquisition (see Note 8); and

•	$14,303,000 related to the reorganization of the Company’s golf ball manufacturing supply chain.
(2) The pre-tax charges for the year ended December 31, 2013 included the following:

•	$2,977,000 in continued costs associated with workforce reductions, in addition to $4,459,000 in other transition costs;

•	$5,579,000 for the write down of assets and exit costs associated with the reorganization of golf ball manufacturing (see Note 10); and

•	$3,541,000 associated with the transition of the Company's golf apparel, golf footwear and integrated device businesses in the U.S. and Europe to a third-party licensing arrangement.
Note 4. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its asset-based revolving credit facility to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s multi-year turnaround, demand for the Company’s products, foreign currency exchange rates, and the other risks and uncertainties applicable to the Company and its business. If the Company is unable to grow sales and generate sufficient cash flows to fund its business, and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on its credit facility for needed liquidity. If the Company’s current credit facility is not available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected. The Company believes that its current credit facility, along with its cash on hand and cash flows expected to be generated from operations, is sufficient to meet the Company’s liquidity requirements for at least the next 12 months.
Asset-Based Revolving Credit Facility
The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $230,000,000, comprised of a $158,333,000 U.S. facility (of which $20,000,000 is available for letters of credit), a $31,667,000 Canadian facility (of which $5,000,000 is available for letters of credit) and a $40,000,000 United Kingdom facility (of which $2,000,000 is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. The aggregate amount outstanding under the Company’s letters of credit was $1,297,000 at December 31, 2013. The amounts outstanding under the ABL Facility are secured by certain assets, including inventory and accounts receivable, of the Company’s U.S., Canadian and U.K. legal entities.
As of December 31, 2013, the Company had $25,660,000 outstanding under the ABL Facility and had $36,793,000 of cash and cash equivalents. The maximum amount of additional indebtedness (as defined by the ABL Facility) that could have been outstanding on December 31, 2013, after outstanding borrowings, letters of credit and certain reserves and the $25,000,000 fixed charge coverage ratio covenant (defined below) was approximately $23,191,000 resulting in total available liquidity of $59,984,000. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are high and then decreases during the second half of the year when the Company’s accounts receivable balance is lower due to an increase in cash collections. Average outstanding borrowings during the year ended December 31, 2013 was $37,175,000 and average available liquidity, defined as cash on hand combined with amounts available under the ABL Facility after outstanding borrowings was $88,550,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.
The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of December 31, 2013, the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25,000,000. The Company would not have met the fixed charge coverage ratio as of December 31, 2013, however, the Company’s borrowing base availability was above $25,000,000 during the year ended December 31, 2013, and as such the Company was not subject to compliance with the fixed charge coverage ratio.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing 12 month EBITDA (as defined by the ABL Facility) combined with the Company’s availability ratio, which is expressed as a percentage of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins may be permanently reduced by 0.25% if EBITDA meets or exceeds $25,000,000 over any trailing 12 month period, and may be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50,000,000 over any trailing 12 month period. At December 31, 2013, the Company's EBITDA over the trailing 12 months exceeded $25,000,000, which resulted in a permanent reduction of 0.25% in the applicable interest rate margins. This reduction will take effect in February 2014. At December 31, 2013, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.50%.
In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.
The origination fees incurred in connection with the ABL Facility totaled $4,302,000, which will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of December 31, 2013 and 2012 were $2,295,000 and $3,171,000, respectively, of which $918,000 and $906,000, respectively, was included in other current assets and $1,377,000 and $2,265,000, respectively, was included in other long-term assets in the accompanying consolidated balance sheets.
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
The convertible notes were priced at 95.02% of the principal amount with an effective yield to maturity of 4.59% and pay interest of 3.75% per year on the principal amount, payable semiannually in arrears in cash on February 15 and August 15 of each year. The Company incurred transactional fees of $3,534,000 which are being amortized over the term of the convertible notes. Unamortized transaction fees as of December 31, 2013 and 2012 were $2,863,000 and $3,365,000, respectively, of which $505,000 was included in other current assets as of both December 31, 2013 and 2012, and $2,358,000 and $2,860,000 was included in other long-term assets, respectively, in the accompanying consolidated financial statements.

The net carrying amount of the convertible notes as of December 31, 2013 and 2012 was $107,835,000 and $107,133,000. The unamortized discount of $4,665,000 as of December 31, 2013 will be amortized over the remaining term of 5.62 years. Total interest and amortization expense recognized during the year ended December 31, 2013 was $4,907,000.
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
The convertible notes contain certain covenants including payment of principal, certain repurchase obligations and interest, obligation of the Company to convert the convertible notes, and other customary terms as defined in the Indenture. The Company was in compliance with these covenants as of December 31, 2013.
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
In August 2013, the Company exchanged 233,843 shares of its preferred stock for 3,316,922 shares of the Company's common stock at the stated conversion rate of 14.1844 plus an additional 75,342 common shares as an inducement. The Company also paid the exchanging holders cash dividends through December 15, 2013 on their shares of preferred stock surrendered in the exchange. During the fourth quarter of 2013, the Company issued a notice of redemption and holders of 183,496 shares of preferred stock converted their holdings into 2,602,770 shares of the Company's common stock at the stated conversion rate of 14.1844. The Company redeemed the remaining 300 shares for $30,000. As of December 31, 2013, there were no shares outstanding of the Company's Series B Cumulative Perpetual Convertible Preferred Stock.
Note 6. Loss per Common Share
Loss per common share, basic and diluted, are computed by dividing net loss allocable to common shareholders by the weighted-average number of common shares outstanding for the period. In periods when a net loss is reported, the weighted-average common shares outstanding basic and diluted are the same. Dividends on cumulative preferred stock are added to net loss to calculate net loss allocable to common shareholders in the basic loss per share calculation, and in the diluted loss per share calculation in periods when a net loss is reported.
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

The following table summarizes the computation of basic and diluted loss per share:

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Basic and diluted loss per common share
Net loss	$(18,921)	$(122,946)	$(171,820)
Less: Preferred stock dividends	3,332	8,447	10,500
Net loss allocable to common shareholders	$(22,253)	$(131,393)	$(182,320)
Weighted-average common shares outstanding—basic and diluted	72,809	67,061	64,601
Basic and diluted loss per common share	$(0.31)	$(1.96)	$(2.82)
Securities that resulted in an anti-dilutive effect were excluded from the earnings per share computation as follows: for the years ended December 31, 2013 and 2012, securities outstanding totaling approximately 24,723,000 and 27,844,000 , respectively, including common shares underlying preferred stock of 4,293,000 and 15,124,000, respectively, and common shares underlying convertible senior notes of 15,000,000 and 5,100,000, respectively, in addition to antidilutive options and restricted stock. For the year ended December 31, 2011, securities outstanding totaling approximately 30,676,000, including common shares underlying preferred stock of 19,858,000 and antidilutive options and restricted stock were excluded from the earnings per share computation.
Note 7. Sale of Buildings
On February 28, 2013, in connection with the Cost Reduction Initiative, the Company completed the sale of its golf ball manufacturing facility in Chicopee, Massachusetts for proceeds of $3,496,000, net of closing costs and commissions and recorded a loss on the sale of $31,000. During the year ended December 31, 2012, the Company had designated this building as assets available for sale, and recorded a pre-tax charge of $7,939,000 in cost of sales to mark the building down to its estimated selling price, net of commissions, fees and estimated environmental remediation costs. The Company has leased back a reduced portion of the square footage that it believes is adequate for its ongoing golf ball operations. The Company has $785,000 and $1,243,000 accrued in accounts payable and accrued expenses as of December 31, 2013 and 2012, respectively, for certain environmental remediation costs related to the sale of this facility.
In March 2011, the Company sold three of its buildings located in Carlsbad, California, and entered into lease-back agreements for each building over a period of one to five years. The sale resulted in net proceeds of $18,079,000 and a net gain of $12,668,000, of which $6,170,000 was recognized in general and administrative expenses during the first quarter of 2011. Due to the lease-back arrangement, the Company deferred a portion of this gain in the amount of $6,498,000, which represents the sum of the net present value of the minimum future lease payments through the end of each respective lease term. During the years ended December 31, 2013, 2012 and 2011, the Company recognized $1,046,000, $1,569,000 and $1,531,000, respectively, of this deferred gain in general and administrative expenses. The amortization of the deferred gain is offset by rent expense over the term of the leases which expire in March 2016.

Note 8. Goodwill and Intangible Assets
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

	Useful Life (Years)	December 31, 2013			December 31, 2012
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
			(In thousands)			(In thousands)
Indefinite-lived:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,287	294	31,581	31,022	559
Developed technology and other	1-9	7,961	7,944	17	7,961	7,921	40
Total intangible assets		$128,132	$39,231	$88,901	$128,132	$38,943	$89,189
Aggregate amortization expense on intangible assets was approximately $288,000, $3,198,000 and $3,979,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense related to intangible assets at December 31, 2013 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2014	$68
2015	51
2016	51
2017	51
2018	51
Thereafter	39
$311
In September 2012, in connection with the Company’s Cost Reduction Initiatives (see Note 3), the Company transitioned its integrated device business to a third-party based model. As a result, the Company performed an impairment analysis and determined that the discounted expected cash flows from the sales of uPro GPS devices were less than the carrying values of the intangible assets and goodwill associated with the uPlay, LLC acquisition, which was completed in December 2008. This analysis resulted in the recognition of impairment charges of $4,527,000 and $629,000 to write-off amortizing intangible assets and goodwill, respectively, of which $4,324,000 was recognized in cost of sales and $832,000 was recognized in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2012.
In 2012 and 2011, the Company recorded impairment charges of $4,572,000 and $5,413,000, respectively, related to the trade names and trademarks included in non-amortizing intangibles that were associated with the Top-Flite and Ben Hogan brands. These charges were recorded in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2012 and 2011.
During 2012, the Company sold certain assets related to the Top-Flite brand, including world-wide trademarks and service marks for net cash proceeds of $19,900,000, in addition to the Ben Hogan brand including trademarks, service marks and certain other intellectual property for net cash proceeds of $6,961,000. The net book value of the Top-Flite and Ben Hogan assets totaled $20,244,000, which resulted in the recognition of a pre-tax net gain of $6,602,000 in general and administrative expenses in the accompanying consolidated statement of operations in 2012.
In December 2011, the Company conducted an impairment test on goodwill related to its reporting unit in Australia and determined that the estimated fair value for this unit was less than the unit’s net book value including goodwill. As a result, the Company recorded an impairment charge of $1,120,000 to write-off the goodwill balance related to this reporting unit which was recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2011.
Goodwill at December 31, 2013 increased to $29,212,000 from $29,034,000 at December 31, 2012 due to an increase of $178,000 in foreign currency fluctuations. Gross goodwill before impairments at December 31, 2013 and 2012 was $30,961,000 and $30,783,000, respectively.
Note 9. Investments
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
During 2013, the Company invested an additional $13,637,000 in preferred shares of TopGolf, thereby increasing the Company's total investment as of December 31, 2013 to $37,605,000. The Company’s total ownership interest in TopGolf, including the incremental investments completed in 2013, remains at less than 20% of the outstanding equity securities of TopGolf. In addition, the Company does not have the ability to significantly influence the operating and financing activities and policies of TopGolf. Accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other,” and is included in other assets in the accompanying consolidated balance sheets as of December 31, 2013 and 2012.
Note 10. Non-Controlling Interests
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
In July 2013, the Company terminated the Golf Ball Manufacturing and Supply Agreement and certain ancillary agreements with Suntech. As a result, during the year ended December 31, 2013, the Company recognized charges of $5,579,000, the majority of which was related to the write-off of certain manufacturing equipment and inventory located at the Suntech manufacturing facility, and was recognized in cost of sales within the Company's golf balls operating segment.
Due to the nature of the arrangement, as well as the controlling influence the Company had in the Suntech operations through July 2013, the Company was required to consolidate the financial results of Suntech in its consolidated financial statements in accordance with ASC Topic 810, “Consolidations.” For the years ended December 31, 2012 and 2011, non-controlling interest related to Suntech in the consolidated statements of shareholders’ equity included net profits of $259,000 and $587,000, respectively. The Company deconsolidated the financial results of Suntech in 2013 as a result of its termination of the Golf Ball Manufacturing Supply Agreement.
Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company had a loan agreement with Mauritius in order to provide working capital for Suntech, under which the Company loaned Mauritius a total of $3,200,000. At December 31, 2012, $1,788,000 of the loan balance remained outstanding in other long-term assets in the accompanying consolidated balance sheet. During the fourth quarter of 2013, the Company reached an agreement in principle which allowed the Company to offset the remaining loan balance with outstanding accounts payable. In January 2014, Company finalized an Agreement Regarding Settlement and Mutual Release resulting in a net charge of $65,000 as of December 31, 2013.

Note 11. Selected Financial Statement Information

	December 31,
	2013	2012
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$111,192	$103,999
Allowance for sales returns	(7,334)	(6,383)
Allowance for doubtful accounts	(11,655)	(6,544)
	$92,203	$91,072
Inventories:
Raw materials	$56,104	$43,469
Work-in-process	328	619
Finished goods	207,060	167,646
	$263,492	$211,734
Property, plant and equipment, net:
Land	$7,452	$8,892
Buildings and improvements	64,823	79,707
Machinery and equipment	126,282	153,303
Furniture, computers and equipment	120,943	126,733
Production molds	37,493	37,539
Construction-in-process	1,553	1,155
	358,546	407,329
Accumulated depreciation	(287,205)	(318,236)
	$71,341	$89,093
Accounts payable and accrued expenses:
Accounts payable	$59,914	$45,376
Accrued expenses	77,492	68,300
Accrued goods in-transit	19,714	15,345
	$157,120	$129,021
Accrued employee compensation and benefits:
Accrued payroll and taxes	$23,748	$12,256
Accrued vacation and sick pay	7,225	7,549
Accrued commissions	612	844
	$31,585	$20,649
Note 12. Income Taxes
The Company’s loss before income tax provision (benefit) was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$(28,622)	$(134,384)	$(105,841)
Foreign	15,300	16,338	15,580
	$(13,322)	$(118,046)	$(90,261)

The expense (benefit) for income taxes is comprised of (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current tax provision (benefit):
Federal	$195	$(357)	$19,908
State	382	130	580
Foreign	6,487	6,804	4,964
	7,064	6,577	25,452
Deferred tax expense (benefit):
Federal	1,100	(1,448)	43,948
State	(817)	92	10,987
Foreign	(1,748)	(321)	1,172
	(1,465)	(1,677)	56,107
Income tax provision	$5,599	$4,900	$81,559

Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Reserves and allowances not currently deductible for tax purposes	$16,953	$15,617
Basis difference related to fixed assets	13,137	10,711
Compensation and benefits	6,878	3,808
Basis difference for inventory valuation	1,593	2,502
Compensatory stock options and rights	3,925	5,238
Deferred revenue and other	459	101
Operating loss carryforwards	94,639	105,748
Tax credit carryforwards	11,584	6,024
Correlative effects of global income allocations	—	363
Federal impact of state taxes	—	808
Basis difference related to intangible assets with a definite life	18,363	6,165
Total deferred tax assets	167,531	157,085
Valuation allowance for deferred tax assets	(158,747)	(151,097)
Deferred tax assets, net of valuation allowance	$8,784	$5,988
Deferred tax liabilities:
State taxes, net of federal income tax benefit	1	(33)
Prepaid expenses	(970)	(1,102)
Deferred revenue	—	(330)
Other	(84)	(69)
Basis difference related to intangible assets with an indefinite life	(34,284)	(32,834)
Total deferred tax liabilities	(35,337)	(34,368)
Net deferred tax liabilities	$(26,553)	$(28,380)
Net deferred tax assets (liabilities) are shown on the accompanying consolidated balance sheets as follows:
Current deferred tax assets	$6,419	$4,170
Non-current deferred tax assets	2,299	1,910
Current deferred tax liabilities	—	(927)
Non-current deferred tax liabilities	(35,271)	(33,533)
Net deferred tax liabilities	$(26,553)	$(28,380)
The current year change in net deferred taxes of $1,827,000 is comprised of a net deferred expense of $548,000 related to the change in the basis difference of intangible assets with an indefinite life, a net deferred expense of $1,912,000 related to foreign and separate state jurisdictions for which no valuation allowance has been provided, and a $633,000 benefit related to foreign currency translation adjustments.
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
In 2011, the Company performed an analysis to determine the likelihood that its deferred tax assets relating to its U.S. business would be realized. The Company considered its taxable loss in the U.S. in each of the past three years, the reasons for such loss, the Company’s projected financial forecast for its U.S business, and the dates on which the deferred tax assets were expected to expire. This evidence suggested that the Company should establish a valuation allowance. As a result, in 2011, the Company recorded a $52,455,000 increase to income tax expense in order to establish a valuation allowance against its U.S. deferred tax assets and discontinued recognizing income tax benefits related to its U.S. net operating losses. At December 31, 2013 and 2012, the valuation allowance against the Company’s U.S. deferred tax assets was $158,159,000 and $151,097,000, respectively. If sufficient positive evidence arises in the future, such as a sustained return to profitability, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached. The Company has concluded that with respect to non-U.S. entities, there is sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and no allowances have been established.
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
At December 31, 2013, the Company has federal and state income tax credit carryforwards of $7,571,000 and $9,400,000 respectively, which will expire at various dates beginning in 2020. Such credit carryforwards expire as follows (in thousands):

U.S. foreign tax credit	$4,102	2020 - 2023
U.S. research tax credit	$3,455	2030 - 2033
U.S. business tax credits	$14	2030 - 2033
State investment tax credits	$872	Do not expire
State research tax credits	$8,528	Do not expire
The Company has recorded a deferred tax asset reflecting the benefit of operating loss carryforwards. The net operating losses expire as follows (in thousands):

U.S. loss carryforwards	$252,927	2031 - 2033
State loss carryforwards	$176,106	2014 - 2033
Foreign loss carryforwards	$178	Do not expire
In September 2013, the United States Department of the Treasury and the Internal Revenue Service ("IRS") issued final and proposed regulations for the tax treatment of tangible property. The final regulations include standards for determining whether and when a taxpayer must capitalize costs incurred in acquiring, maintaining, or improving tangible property. The final regulations are generally effective for tax years beginning on or after January 1, 2014, and may be adopted in earlier years under certain circumstances. Proposed regulations were also released that revise the rules for dispositions of tangible property and general asset accounts. The proposed regulations addressing dispositions and general asset accounts are also expected, when finalized, to be effective for tax years starting on or after January 1, 2014, and may be adopted in earlier years under certain circumstances. Based upon preliminary analysis of the final and proposed regulations, the Company expects the regulations will not have a material impact on its operations, financial position, or cash flows.
Although the Company has set up a valuation allowance against the majority of its U.S. federal and state deferred tax assets, which include net operating loss carry forwards and other losses, such allowance does not preclude the Company from using the deferred tax assets in the future. However, the Company’s ability to utilize the losses to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative increase in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 as of December 31, 2013.
A reconciliation of the effective tax rate on income or loss and the statutory tax rate is as follows:

	Years Ended December 31,
	2013	2012	2011
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	0.9%	(0.8)%	(0.8)%
Federal and State tax credits, net of U.S. tax benefit	22.6%	—%	—%
Expenses with no tax benefit	(15.3)%	(0.9)%	0.2%
Foreign income taxed at other than U.S. statutory rate	(5.1)%	2.0%	(1.0)%
Effect of foreign rate changes	(4.2)%	—%	(0.5)%
Foreign tax credit	9.4%	(1.2)%	—%
Basis differences of intangibles with an indefinite life	(4.1)%	1.3%	(1.0)%
Release of prepaid taxes on intercompany profit	—%	—%	(24.0)%
Change in deferred tax valuation allowance	(76.8)%	(37.7)%	(98.6)%
Reversal of previously accrued taxes	—%	0.1%	—%
Accrual for interest and income taxes related to uncertain tax positions	(0.1)%	0.8%	(0.6)%
Other	(4.3)%	(2.8)%	0.9%
Effective tax rate	(42.0)%	(4.2)%	(90.4)%
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Balance at January 1	$7,064	$9,875	$9,121
Additions based on tax positions related to the current year	4,853	432	830
Additions for tax positions of prior years	545	96	370
Reductions for tax positions of prior years	(538)	(24)	(39)
Settlement of tax audits	—	(768)	—
Reductions due to lapsed statute of limitations	(73)	(2,547)	(407)
Balance at December 31	$11,851	$7,064	$9,875
As of December 31, 2013, the liability for income taxes associated with uncertain tax benefits was $11,851,000 and can be reduced by $2,773,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, which was recorded as a long-term income tax receivable, as well as $6,496,000 of deferred taxes. The net amount of $2,582,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.
The Company does expect changes to the unrecognized tax benefits in the next 12 months; however, the Company does not expect the changes to have a material impact on its results of operations or its financial position.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2013, 2012 and 2011, the Company recognized tax expense of approximately $229,000, $44,000 and $242,000, respectively, related to interest and penalties in the provision for income taxes. As of December 31, 2013 and 2012, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated balance sheets was $1,163,000 and $934,000, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2008 and prior
California (U.S.)	2008 and prior
Canada	2007 and prior
Japan	2007 and prior
South Korea	2008 and prior
United Kingdom	2009 and prior
As of December 31, 2013, the Company did not provide for United States income taxes or foreign withholding taxes on a cumulative total of $109,437,000 of undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. If the foreign earnings were remitted, the Company does not anticipate any federal or state income taxes due to the valuation allowance against the Company’s U.S. deferred tax assets offset. The Company estimates that it would have withholding taxes of $1,200,000 upon remittance.
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
Set forth is a description of certain litigation to which the Company is a party:
Cleveland Golf Litigation. On October 18, 2013, Dunlop Sports Co., Ltd., a Japanese Corporation, and its wholly-owned subsidiary, Roger Cleveland Golf Company, Inc., which sells golf equipment under the Cleveland and Cleveland Golf trademarks (“Cleveland Golf”), filed a complaint against Callaway Golf Company in the United States District Court - Central District of California (Case 8:13-cv-01642). The Complaint alleges that Callaway’s use on its Callaway branded Mack Daddy 2 Wedges of the phrase “Designed by Roger Cleveland” constitutes trademark infringement (and related claims) of Cleveland Golf’s “Cleveland” trademark. The plaintiffs are seeking unspecified damages, including punitive damages, costs and attorneys’ fees, as well as injunctive relief. Roger Cleveland has been an employee of Callaway since 1996 and has been designing golf clubs for Callaway for over 17 years.
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
Lease Commitments
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases, and certain office equipment under capital leases. Lease terms range from 1 to 6 years expiring at various dates through September 2020, with options to renew operating leases at varying terms. Commitments for minimum lease payments under non-cancelable operating and capital leases as of December 31, 2013 are as follows (in thousands):

	Operating Leases	Capital Leases
2014	$13,081	$871
2015	9,419	615
2016	4,287	132
2017	3,568	70
2018	1,392	—
Thereafter	1,268	—
	$33,015	$1,688
Rent expense for the Company’s operating lease commitments for the years ended December 31, 2013, 2012 and 2011 was $13,686,000, $18,420,000, and $22,318,000, respectively. At December 31, 2013, the minimum rental payments under capital leases totaled $1,688,000. Minimum rental payments under operating leases with initial or remaining terms of one year or more totaled $33,015,000, net of sublease payments of $4,703,000 at December 31, 2013.
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of December 31, 2013, the Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay under these agreements is $58,492,000 over the next four years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of December 31, 2013, are as follows (in thousands):

2014	$43,254
2015	10,208
2016	3,913
2017	1,011
2018	106
$58,492
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,297,000 as of December 31, 2013.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the year ended December 31, 2013 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 14. Capital Stock
Common Stock and Preferred Stock
As of December 31, 2013, the Company has an authorized capital of 243,000,000 shares, $0.01 par value, of which 240,000,000 shares are designated common stock, and 3,000,000 shares are designated preferred stock. Of the preferred stock, 240,000 shares are designated Series A Junior Participating Preferred Stock and the remaining shares of preferred stock are undesignated as to series, rights, preferences, privileges or restrictions.
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
Treasury Stock and Stock Repurchases
In November 2007, the Company’s Board of Directors authorized a share repurchase program with a maximum cost to the Company of $100,000,000 (the “November 2007 repurchase program”). Under this program, the Company was authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities.
During 2013, the Company repurchased approximately 56,000 shares of its common stock at an average cost per share of $6.50, for a total cost of $364,000. The Company acquired these shares to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. In February 2014, the Board of Directors canceled this program and requested that management seek further Board approval prior to engaging in further open market transactions. The Board continued to authorize the Company to reacquire shares in satisfaction of the Company's tax withholding obligations in connection with the settlement of employee equity awards.
In November 2013, the Company redeemed 300 shares of it's Series B Cumulative Perpetual Convertible Preferred Stock for cash (see Note 4).
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

The following table presents shares released from the GST for the year ended December 31, 2011 (in thousands):

2011
Employee restricted stock units vested	205
Employee stock plan purchases	86
Total shares released from the GST	291
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
Stock Plans
As of December 31, 2013, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Plan") and the 2013 Non-Employee Directors Stock Incentive Director Plan (the "2013 Directors Plan").
The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Plan are discretionary, although no participant may receive awards in any one year in excess of 2,000,000 shares. The maximum number of shares issuable over the term of the 2004 Plan is 24,000,000.
The 2013 Directors Plan permits the granting of stock options, restricted stock awards and restricted stock units to eligible directors serving on the Company's Board of Directors. The Directors may receive a one-time grant upon their initial appointment to the Board and thereafter an annual grant upon being re-elected at each annual meeting of shareholders, not to exceed 50,000 shares within any calendar year. The maximum number of shares issuable over the term of the 2013 Directors Plan is 1,000,000.
The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2013:

	Authorized	Available	Outstanding(2)
	(In thousands)
1995 Employee Stock Incentive Plan	10,800	—	234
1996 Stock Option Plan	9,000	—	100
2001 Directors Plan(1)	500	10	144
2004 Plan	24,000	10,567	4,834
2013 Directors Plan	1,000	939	60
Total	45,300	11,516	5,372

(1)
The Company’s 2001 Non-Employee Directors Plan expired on December 31, 2011. The shares available for grant under this plan are only available to satisfy incremental dividend equivalent rights for outstanding awards.

(2)	Outstanding shares underlying restricted stock units granted under the 2001 Directors Plan, 2004 Plan and 2013 Directors Plan include accrued incremental dividend equivalent rights.

Stock Options
All stock option grants made under the 2004 Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $1,839,000, $1,586,000 and $3,306,000 of compensation expense relating to outstanding stock options for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. Compensation expense for employee stock options is recognized over the vesting term and is reduced by an estimate for forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards. For the years ended December 31, 2013, 2012 and 2011, the weighted average estimated forfeiture rate used was 6.6%, 5.7% and 4.5%, respectively. The table below summarizes the average fair value assumptions used in the valuation of stock options granted during the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Dividend yield	0.6%	1.2%	1.4%
Expected volatility	48.8%	50.6%	48.5%
Risk-free interest rate	0.7%	0.8%	2.0%
Expected life	4.3 years	4.9 years	5.0 years
The Company uses historical dividends to estimate the expected dividend yield. The expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant. The expected life of the Company’s options is based on evaluations of historical employee exercise behavior, forfeitures, cancellations and other factors. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time. Changes in the subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by the employee holding the option.
The following table summarizes the Company’s stock option activities for the year ended December 31, 2013 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	5,167	$11.08
Granted	1,842	$6.53
Exercised	(216)	$7.66
Forfeited	(86)	$6.77
Expired	(2,215)	$11.15
Outstanding at December 31, 2013	4,492	$9.42	5.66	$4,446
Vested and expected to vest in the future at December 31, 2013	4,365	$9.51	5.56	$4,208
Exercisable at December 31, 2013	2,598	$11.48	3.27	$989
The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $2.47, $2.63 and $2.94 per share, respectively.
At December 31, 2013, there was $3,220,000 of total unrecognized compensation expense related to options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statement of operations.

The total intrinsic value for options exercised during the years ended December 31, 2013 and 2012 was $243,000 and $3,000, respectively. Cash received from the exercise of stock options for the years ended December 31, 2013 and 2012 was $1,652,000 and $19,000, respectively. There were no stock option exercises in 2011.
Restricted Stock Units
Restricted stock units awarded under the 2004 Plan and the 2013 Directors Plan are recorded at the Company’s closing stock price on the date of grant. Restricted stock units generally vest at the end of a three year period. At December 31, 2013, 2012 and 2011, the weighted average grant-date fair value of restricted stock units granted was $6.55, $6.36 and $7.01, respectively. The Company recorded $1,694,000, $1,556,000 and $1,799,000 of compensation expense related to restricted stock units, in 2013, 2012 and 2011, respectively. The table below is a roll-forward of the activity for restricted stock units during the 12 months ended December 31, 2013 (in thousands, except fair value amounts):

Restricted Stock Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	647	$6.87
Granted	440	6.55
Vested	(193)	7.86
Forfeited	(21)	6.78
Nonvested at December 31, 2013	873	$6.49
At December 31, 2013, there was $3,398,000 of total unrecognized compensation expense related to nonvested restricted stock units granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.64 years.
Phantom Stock Units
PSUs awarded under the 2004 Plan are a form of share-based award that are indexed to the Company’s stock and are settled in cash. Because PSUs are settled in cash, compensation expense recognized over the vesting period will vary based on changes in fair value. Fair value is remeasured at the end of each interim reporting period based on the closing price of the Company’s stock. PSUs vest at the end of a three year period.
The weighted average grant-date fair value per share of PSUs granted to employees during the years ended December 31, 2012 and 2011 was $6.37 and $7.51, respectively. The Company did not grant PSUs in 2013.
The table below is a roll-forward of the activity for phantom stock units during the 12 months ended December 31, 2013 (in thousands, except fair value amounts):

Phantom Stock Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	508	$6.77
Granted	—	—
Vested	(17)	7.51
Forfeited	(47)	7.04
Nonvested at December 31, 2013	444	$6.72
In connection with these awards, the Company recognized compensation expense of $1,635,000, $1,724,000 and $2,095,000 for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, the Company accrued compensation expense of $2,830,000 of which $1,439,000 was included in accrued employee compensation and benefits and $1,391,000 was included in long-term incentive compensation and other in the accompanying consolidated balance sheet. Accrued compensation expense for PSUs was $1,324,000 at December 31, 2012, which was included in long-term incentive compensation and other in the accompanying consolidated balance sheets.

Stock Appreciation Rights
The Company records compensation expense for SARs based on the estimated fair value on the date of grant using the Black Scholes option-pricing model. SARs are subsequently remeasured at each interim reporting period based on a revised Black Scholes value until they are exercised. SARs vest over a three year period. As of December 31, 2013, 2012 and 2011, the Company recognized $3,016,000, $2,285,000 and $321,000, respectively, in compensation expense related to these awards. At December 31, 2013 and 2012, the Company accrued compensation expense of $5,193,000 and $2,607,000, respectively, of which $4,200,000 and $1,819,000 was included in accrued employee compensation and benefits, respectively, and $993,000 and $788,000 was included in long-term incentive compensation and other, respectively, in the accompanying consolidated balance sheets.
The table below summarizes the total number of SARs granted to employees during the year ended December 31, 2013 (in thousands):

Stock Appreciation Rights	Units	Weighted- Average Exercise Price Per Share
Nonvested at January 1, 2013	2,995	$6.42
Granted	—	—
Vested	(380)	6.48
Forfeited	(140)	6.69
Nonvested at December 31, 2013	2,475	$6.39
Employee Stock Purchase Plan
The Company offered an employee stock purchase program in which participating employees authorized the Company to withhold compensation and use the withheld amounts to purchase shares of the Company’s common stock at 85% of the closing price on the last day of each six-month offering period. In 2011, the Company terminated this program. In 2011, the Company purchased approximately 376,000 shares of common stock under this program on behalf of participating employees and recorded compensation expense of $234,000.
Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2013, 2012 and 2011 for share-based compensation, including expense for stock options, restricted stock units, phantom stock units and cash settled stock appreciation rights (in thousands):

	2013	2012	2011
Cost of sales	$473	$276	$424
Operating expenses	7,711	6,874	10,882
Total cost of employee share-based compensation included in loss before income tax	$8,184	$7,150	$11,306
In 2010, in connection with an employment agreement with a former executive officer of the Company, the Company was contractually obligated to grant $11,730,000 in the form of various share-based awards over the service period stipulated in the agreement. As a result, the total contractual obligation related to these equity awards was recognized on a straight-line basis over the contract term, which resulted in the recognition of compensation expense of $1,415,000 in 2011. Also in 2011, as a result of the resignation of the executive officer, the Company accelerated the vesting period of all outstanding equity awards granted under the employment agreement, which resulted in the recognition of additional compensation expense of $2,136,000.
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

Note 16. Employee Benefit Plans
The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to 75% of annual compensation, up to the maximum permitted under federal law. In 2013 and 2012, the Company matched amounts equal to 50% of the participant’s contributions up to 6% of their eligible annual compensation. In 2011, the Company matched an amount equal to 100% of the participant’s contributions up to 6% of their eligible annual compensation.
The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer matching and profit sharing contributions at a rate of 50% per year, becoming fully vested after the completion of two years of service. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $1,589,000, $2,156,000 and $5,061,000 during 2013, 2012 and 2011, respectively. Additionally, the Company can make discretionary contributions based on the profitability of the Company. For the years ended December 31, 2013, 2012 and 2011 there were no discretionary contributions.
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
The following table summarizes the valuation of the Company’s foreign currency exchange contracts (see Note 18) that are measured at fair value on a recurring basis by the above pricing levels at December 31, 2013 and 2012 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
2013
Foreign currency derivative instruments—asset position	$557	$—	$557	$—
Foreign currency derivative instruments—liability position	(823)	—	(823)	—
	$(266)	$—	$(266)	$—
2012
Foreign currency derivative instruments—asset position	$5,011	$—	$5,011	$—
Foreign currency derivative instruments—liability position	(1,046)	—	(1,046)	—
	$3,965	$—	$3,965	$—
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

During 2012, in connection with the Cost Reduction Initiatives (see Note 3), the Company reached an agreement in principle to sell its golf ball manufacturing facility in Chicopee, Massachusetts and, in connection with this agreement, during the year ended December 31, 2012, the Company designated this building as assets available for sale, and recorded a pre-tax charge of $7,939,000 to write the building down to its estimated selling price, net of estimated commissions and fees (see Note 7). In addition, in connection with the same initiatives, the Company transitioned its integrated device business to a third-party based model and, as a result, the Company performed an impairment analysis that was based on a discounted cash flow model on the net realizable value of its uPro assets. This analysis resulted in impairment charges of $5,156,000 to write-off amortizing intangibles and goodwill (see Note 8), and $4,345,000 to write-off property, plant and equipment associated with uPro devices (see Note 3).
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
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, trade accounts receivable and trade accounts payable and accrued expenses at December 31, 2013 and 2012 are reasonable estimates of fair value due to the short-term nature of these balances and are therefore classified as Level 1. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized on the accompanying consolidated balance sheets as of December 31, 2013 and 2012, as well as the fair value of contingent contracts that represent financial instruments (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes(1)	$107,835	$138,668	$107,133	$118,406
ABL Facility(2)	$25,660	$25,660	$—	$—
Standby letters of credit(3)	$1,297	$1,297	$3,265	$3,265

(1) The carrying value of the convertible notes at December 31, 2013 and 2012 is net of the unamortized discount of $4,665,000 and $5,367,000, respectively (see Note 4). The fair value of the convertible notes was determined based on secondary quoted market prices, and as such is classified as Level 2 in the fair value hierarchy.
(2) Amounts outstanding under the Company's ABL Facility are classified as Level 1 as they approximate the carrying value due to the short term nature of this obligation.
(3) Amounts outstanding under standby letters of credit represent the Company’s contingent obligation to perform in accordance with the underlying contracts to which they pertain. The fair value of standby letters is classified as Level 1 as it approximates the carrying value due to the short term nature of these obligations.
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
During the years ended December 31, 2013, 2012 and 2011, the Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At December 31, 2013, 2012 and 2011, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $42,264,000, $137,125,000 and $165,533,000, respectively. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations.
The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated balance sheets at December 31, 2013 and 2012 (in thousands):

	Asset Derivatives
	December 31, 2013		December 31, 2012
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$557	Other current assets	$5,011

	Liability Derivatives
	December 31, 2013		December 31, 2012
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$823	Accounts payable and accrued expenses	$1,046
The following table summarizes the location of gains and losses on the consolidated statements of operations that were recognized during the years ended December 31, 2013, 2012 and 2011, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain / (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative instruments	Years Ended December 31,
		2013	2012	2011
Foreign currency exchange contracts	Other income (expense), net	$6,764	$6,591	$(8,861)
The net realized and unrealized contractual net gains and (losses) noted in the table above for the years ended December 31, 2013, 2012 and 2011 were used by the Company to offset actual foreign currency transactional net gains associated with assets and liabilities denominated in foreign currencies as well as net gains associated with the translation of foreign currencies in operating results.

Note 19. Segment Information
The Company has two operating segments that are organized on the basis of products and include golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf woods, hybrids, irons and wedges, Odyssey putters, pre-owned clubs, golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, as well as royalties from licensing of the Company’s trademarks and service marks. The golf balls segment consists primarily of Callaway Golf balls that are designed, manufactured and sold by the Company. During the first quarter of 2012, the Company completed the sale of certain assets related to the Top-Flite and Ben Hogan brands (see Note 8). In addition, during the third quarter of 2012, the Company announced the transition of its North American golf apparel and footwear and global GPS device businesses to a third-party based model. As such, the net sales and income before income taxes for the year ended December 31, 2013 include minimal sales of Top-Flite and Ben Hogan golf products as well as sales of golf apparel, footwear and uPro GPS on-course measurement devices. There are no significant intersegment transactions.
The table below contains information utilized by management to evaluate its operating segments.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net sales:
Golf Clubs	$710,654	$694,489	$726,169
Golf Balls	132,147	139,576	160,359
	$842,801	$834,065	$886,528
Loss before income tax:
Golf Clubs(1)	$27,684	$(59,827)	$(3,899)
Golf Balls(1)	1,582	(15,019)	(12,655)
Reconciling items(2)	(42,588)	(43,200)	(73,707)
	$(13,322)	$(118,046)	$(90,261)
Identifiable assets:(3)
Golf Clubs	$374,473	$328,210	$409,074
Golf Balls(4)	49,261	64,203	92,280
Reconciling items(3)	240,129	245,223	225,758
	$663,863	$637,636	$727,112
Additions to long-lived assets:
Golf Clubs	$13,250	$16,347	$23,087
Golf Balls	1,163	260	6,680
	$14,413	$16,607	$29,767
Goodwill:
Golf Clubs	$29,212	$29,034	$29,203
Golf Balls	—	—	—
	$29,212	$29,034	$29,203
Depreciation and amortization:
Golf Clubs	$21,019	$21,096	$26,695
Golf Balls	4,524	13,315	11,941
	$25,543	$34,411	$38,636

(1)	The tables below includes total charges absorbed by the Company’s operating segments from the restructuring initiatives discussed in Note 3 (in thousands):

	Year Ended December 31, 2013
	Golf Clubs	Golf Balls	Corporate G&A(2)	Total
Cost Reduction Initiatives	$6,395	$6,973	$3,188	$16,556

	Year Ended December 31, 2012
	Golf Clubs	Golf Balls	Corporate G&A(2)	Total
Cost Reduction Initiatives	$30,398	$16,589	$7,074	$54,061
Reorganization and Reinvestment Initiatives	812	240	(40)	1,012
Total	$31,210	$16,829	$7,034	$55,073

	Year Ended December 31, 2011
	Golf Clubs	Golf Balls	Corporate G&A(2)	Total
Reorganization and Reinvestment Initiatives	$5,642	$1,329	$9,358	$16,329
GOS Initiatives	15,558	5,038	4,084	24,680
Total	$21,200	$6,367	$13,442	$41,009

(2)
Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. In addition to the corporate general and administrative expenses identified above in connection with the Company’s Cost Reduction Initiatives and Reorganization and Reinvestment Initiatives, the following charges were included in reconciling items:

•
Net gains of $5,943,000 and $3,248,000 for 2013 and 2012, respectively, and net losses of $8,153,000 for 2011 related to foreign currency hedging contracts, offset by net foreign currency transaction losses and gains included in other income (expense);

•	A pre-tax gain of $6,602,000 in connection with the sale of the Top-Flite and Ben Hogan brands during the year ended December 31, 2012 (see Note 8);

•	Pre-tax impairment charges of $6,533,000 for 2011 primarily related to certain trademarks and trade names (see Note 8); and

•	A pre-tax gain of $6,170,000 recognized in 2011 in connection with the sale of certain buildings (see Note 7).

(3)
Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments.

(4)
Includes property classified as available for sale in the amount of $2,396,000 in 2012. Property held for sale in 2012 represents the net book value of the Company’s golf ball manufacturing facility in Chicopee, Massachusetts (see Note 7).

The Company’s net sales by product category are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net sales:
Woods	$256,444	$200,588	$211,191
Irons	181,842	170,794	206,817
Putters	89,559	93,325	88,160
Golf Balls	132,147	139,576	160,359
Accessories and Other	182,809	229,782	220,001
	$842,801	$834,065	$886,528

The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Sales	Long-Lived Assets (excluding deferred tax assets)
	(In thousands)
2013
United States	$401,478	$206,111
Europe	121,477	7,905
Japan	161,598	6,491
Rest of Asia	84,073	3,627
Other foreign countries	74,175	15,827
	$842,801	$239,961
2012
United States	$392,087	$212,438
Europe	120,160	7,969
Japan	157,315	6,897
Rest of Asia	75,035	4,265
Other foreign countries	89,468	17,161
	$834,065	$248,730
2011
United States	$419,448	$268,376
Europe	133,572	7,313
Japan	149,768	8,386
Rest of Asia	82,746	4,581
Other foreign countries	100,994	17,740
	$886,528	$306,396
Note 20. Transactions with Related Parties
The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving for the Company and makes grants to carefully selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. During 2013, 2012 and 2011, the Company did not make any contributions to the Foundation.

Note 21. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2013 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$287,756	$249,646	$178,229	$127,170	$842,801
Gross profit(1)	$130,436	$95,652	$59,409	$29,261	$314,758
Net income (loss)(1)(2)	$41,660	$10,071	$(21,153)	$(49,499)	$(18,921)
Dividends on convertible preferred stock	$783	$783	$1,766	$—	$3,332
Net income (loss) allocable to common shareholders(1)(2)	$40,877	$9,288	$(22,919)	$(49,499)	$(22,253)
Earnings (loss) per common share(6)
Basic(1)(2)	$0.58	$0.13	$(0.32)	$(0.65)	$(0.31)
Diluted(1)(2)	$0.47	$0.12	$(0.32)	$(0.65)	$(0.31)

	Fiscal Year 2012 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$285,098	$281,123	$147,906	$119,938	$834,065
Gross profit(3)	$124,371	$110,653	$3,800	$9,344	$248,168
Net income (loss)(3)(4)(5)	$31,802	$2,799	$(86,798)	$(70,749)	$(122,946)
Dividends on convertible preferred stock	$2,625	$2,625	$2,414	$783	$8,447
Net income (loss) allocable to common shareholders(3)(4)(5)	$29,177	$174	$(89,212)	$(71,532)	$(131,393)
Earnings (loss) per common share(6)
Basic(3)(4)(5)	$0.45	$—	$(1.31)	$(1.01)	$(1.96)
Diluted(3)(4)(5)	$0.37	$—	$(1.31)	$(1.01)	$(1.96)

(1)
During the first, second, third and fourth quarters of 2013, the Company recognized charges of $2,282,000, $4,087,000, $1,005,000 and $3,775,000, respectively, in cost of goods sold in connection with the Company’s Cost Reduction Initiatives (see Note 3).

(2)
During the first, second, third and fourth quarters of 2013, the Company recognized charges of $2,158,000 ($0.03 per share), $3,074,000 ($0.04 per share), $1,142,000 ($0.02 per share) and $3,808,000 ($0.05 per share), respectively, in after-tax charges in connection with the Company's Cost Reduction Initiatives (see Note 3).

(3)
During the second, third and fourth quarters of 2012, the Company recognized charges of $961,000, $27,302,000, and $7,965,000, respectively, in cost of goods sold in connection with the Company’s Cost Reduction Initiatives (see Note 3).

(4)	During the first quarter of 2012, the Company recognized an after-tax gain of $4,069,000 ($0.06 per share) in connection with the sale of the Top-Flite and Ben Hogan brands (see Note 8).

(5)
During the second, third and fourth quarters of 2012, the Company recognized after-tax charges of $2,855,000 ($0.04 per share), $21,576,000 ($0.32 per share), and $8,798,000 ($0.13 per share), respectively, in connection with the Company’s Cost Reduction Initiatives (see Note 3).

(6)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

EXHIBIT INDEX

Exhibit	Description
10.5	Officer Employment Agreement, effective as of May 1, 2012, by and between Callaway Golf Company and Alan Hocknell, Ph.D.
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Form of Limited Power of Attorney.
31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Oliver G. Brewer III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document