Form 10-Q
period 2014-03-31
CALLAWAY GOLF CO
filed 2014-04-25
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2014, the number of shares outstanding of the Registrant’s common stock outstanding was 77,528,976.

Important Notice to Investors Regarding Forward-Looking Statements: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, the continued success of the Company's turnaround plan and the Company's recovery, as well as improved financial results during 2014, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated if the information on which those estimates was based ultimately proves to be incorrect or as a result of certain risks and uncertainties, including delays, difficulties, changed strategies, or increased costs in implementing the Company’s turnaround plans; consumer acceptance of and demand for the Company’s products; the level of promotional activity in the marketplace; future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions; future changes in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs; adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities; delays, difficulties or increased costs in the supply of components needed to manufacture the Company’s products or in manufacturing the Company’s products; adverse weather conditions and seasonality; any rule changes or other actions taken by the USGA or other golf association that could have an adverse impact upon demand or supply of the Company’s products; a decrease in participation levels in golf; and the effect of terrorist activity, armed conflict, natural disasters or pandemic diseases on the economy generally, on the level of demand for the Company’s products or on the Company’s ability to manage its supply and delivery logistics in such an environment; as well as the general risks and uncertainties applicable to the Company and its business. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in the Company’s most recent Form 10-K, as well as the Company’s other reports on Forms 10-Q and 8-K subsequently filed with the Commission from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Anypoint-Apex- Apex Pro-Backstryke-Big Bertha-Big Bertha Alpha-Black Series Tour Designs-Callaway-Callaway Golf-C Grind-Chev-Chev 18-Chevron Device-CXR-D.A.R.T.-Demonstrably Superior and Pleasingly Different-Divine-Eagle-ERC-FTiZ-FT Optiforce-FT Performance-FT Tour-Fusion-Gems-Great Big Bertha-Heavenwood-HX-HX Bite-HX Diablo-Hex Aerodynamics-Hex Black Tour-Hex Control-Hex Chrome-Hex Hot-Hex Diablo-Hex Pro-Hex Solaire-Hex Warbird-IMIX-Legacy-Legacy Aero-Legend-Mack Daddy 2-Marksman-Metal-X-Number One Putter in Golf-Odyssey-OptiFit-ORG.14-ProType-ProType Black-Razr Fit-Razr Fit Xtreme-Razr Hawk-Razr X-Razr XF-Razr X HL-Razr X Muscleback-Razr X Tour-Rossie-S2H2-Sabertooth-Solaire-SR1-SR2-SR3-Speed Regime- Steelhead-Strata-Stronomic-Sure-Out-Tank-Teron-Tech Series-Ti-Hot-Tour Authentic-Tour i-Tour i(S)-Tour iX-Tour i(Z)-Trade In! Trade Up!-Tru Bore-uDesign-uPro-Versa-VFT-Warbird-White Hot-White Hot Tour-White Hot Pro-White Ice-World's Friendliest-X-Act-X Forged-X Hot-X Hot- X2 Hot-X2 Hot Pro-XJ Series-X-SPANN-Xtra Traction Technology-X Utility-XTT-Xtra Width Technology-XWT-2-Ball-3 Deep

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$23,557	$36,793
Accounts receivable, net	289,222	92,203
Inventories	246,197	263,492
Deferred taxes, net	6,459	6,419
Other current assets	23,212	22,696
Total current assets	588,647	421,603
Property, plant and equipment, net	68,735	71,341
Intangible assets, net	88,883	88,901
Goodwill	29,147	29,212
Deferred taxes, net	2,291	2,299
Other assets	49,826	50,507
Total assets	$827,529	$663,863
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$153,600	$157,120
Accrued employee compensation and benefits	29,633	31,585
Asset-based credit facility	140,587	25,660
Accrued warranty expense	7,945	6,406
Income tax liability	3,639	5,425
Total current liabilities	335,404	226,196
Long-term liabilities:
Income tax payable	3,985	4,387
Deferred taxes, net	35,275	35,271
Convertible notes, net (Note 3)	108,017	107,835
Long-term incentive compensation and other	2,759	5,555
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 78,314,902 shares issued at both March 31, 2014 and December 31, 2013	783	783
Additional paid-in capital	206,393	205,712
Retained earnings	131,576	77,038
Accumulated other comprehensive income	12,350	12,177
Less: Common stock held in treasury, at cost, 785,926 and 967,089 shares at March 31, 2014 and December 31, 2013, respectively	(9,013)	(11,091)
Total shareholders’ equity	342,089	284,619
Total liabilities and shareholders’ equity	$827,529	$663,863

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Net sales	$351,874	$287,756
Cost of sales	186,977	157,320
Gross profit	164,897	130,436
Operating expenses:
Selling expense	77,311	68,308
General and administrative expense	17,996	14,587
Research and development expense	7,913	7,413
Total operating expenses	103,220	90,308
Income from operations	61,677	40,128
Other (expense) income, net	(4,891)	4,001
Income before income taxes	56,786	44,129
Income tax provision	1,474	2,469
Net income	55,312	41,660
Dividends on convertible preferred stock	—	783
Net income allocable to common shareholders	$55,312	$40,877
Earnings per common share:
Basic	$0.71	$0.58
Diluted	$0.61	$0.47
Weighted-average common shares outstanding:
Basic	77,370	71,060
Diluted	93,172	92,197

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$55,312	$41,660
Other comprehensive income (loss):
Foreign currency translation adjustments	173	(8,132)
Comprehensive income	$55,485	$33,528

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$55,312	$41,660
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,697	6,956
Deferred taxes	14	332
Non-cash share-based compensation	1,163	757
Gain on disposal of long-lived assets	(282)	(247)
Discount amortization on convertible notes	182	169
Change in assets and liabilities:
Accounts receivable, net	(196,563)	(166,914)
Inventories	18,518	3,602
Other assets	53	(5,948)
Accounts payable and accrued expenses	(3,328)	17,690
Accrued employee compensation and benefits	(1,977)	2,372
Accrued warranty expense	1,539	348
Income taxes receivable/payable	(2,348)	(381)
Other liabilities	(2,778)	(956)
Net cash used in operating activities	(124,798)	(100,560)
Cash flows from investing activities:
Capital expenditures	(4,048)	(3,145)
Proceeds from sales of property and equipment	44	3,651
Net cash (used in) provided by investing activities	(4,004)	506
Cash flows from financing activities:
Proceeds from credit facilities, net	114,927	79,489
Exercise of stock options	1,591	—
Dividends paid	(774)	(1,495)
Equity issuance costs	5	—
Net cash provided by financing activities	115,749	77,994
Effect of exchange rate changes on cash and cash equivalents	(183)	(1,871)
Net decrease in cash and cash equivalents	(13,236)	(23,931)
Cash and cash equivalents at beginning of period	36,793	52,003
Cash and cash equivalents at end of period	$23,557	$28,072
Supplemental disclosures:
Cash paid for income taxes, net	$(3,817)	$(2,527)
Cash paid for interest and fees	$(2,944)	$(2,062)
Noncash investing and financing activities:
Dividends payable	$—	$131
Acquisition of treasury stock for minimum statutory withholding taxes	$—	$357
Accrued capital expenditures at period end	$435	$564

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2013	78,315	$783	$205,712	$77,038	$12,177	(967)	$(11,091)	$284,619
Exercise of stock options	—	—	(487)	—	—	181	2,078	1,591
Equity issuance costs	—	—	5	—	—	—	—	5
Compensatory stock and stock options	—	—	1,163	—	—	—	—	1,163
Cash dividends	—	—	—	(774)	—	—	—	(774)
Equity adjustment from foreign currency translation	—	—	—	—	173	—	—	173
Net income	—	—	—	55,312	—	—	—	55,312
Balance at March 31, 2014	78,315	$783	$206,393	$131,576	$12,350	(786)	$(9,013)	$342,089

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company” or “Callaway Golf”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. These consolidated condensed financial statements, in the opinion of management, include all the normal and recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.
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
Recent Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this amendment did not have a material impact on the Company’s consolidated condensed financial statements.
In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU provides guidance on releasing cumulative translation adjustments to net income when an entity ceases to have a controlling financial interest in a subsidiary or business within a foreign entity. The cumulative translation adjustments should be released only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resides. This ASU is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this amendment did not have a material impact on the Company’s consolidated condensed financial statements.
Note 2. Cost Reduction Initiatives
In December 2013, the Company completed its cost reduction initiatives (the “Cost Reduction Initiatives”), which streamlined and simplified the Company’s organizational structure and changed the manner in which the Company approaches and operates its business. These initiatives included (i) a reduction in workforce that impacted all regions and levels of the organization in addition to other transition costs; (ii) greater focus on the Company’s core product lines including licensing to third parties the rights to develop, manufacture and distribute certain non-core product lines in the U.S. (e.g. apparel and footwear); (iii) transitioning the Company’s GPS device business to a third-party based model; and (iv) the reorganization of the Company’s golf ball manufacturing supply chain, including the sale and lease-back of the Company’s ball manufacturing facility in Chicopee, Massachusetts (Note 6).
These initiatives resulted in annualized pre-tax savings of approximately $60,000,000. In the aggregate through December 31, 2013, the Company recognized total charges of $70,600,000 in connection with these initiatives, of which approximately two-thirds resulted in non-cash charges.

During the three months ended March 31, 2013, the Company recognized total cash and non-cash charges of $3,509,000 in connection with these initiatives, of which $2,282,000 and $1,227,000 were recognized in cost of sales and operating expenses, respectively. Non-cash charges recognized during the first quarter of 2013 included lower of cost or market adjustments to inventory as well as inventory write-offs related to the Company's golf apparel, golf footwear and GPS device businesses. The Company did not recognize any charges in connection with the Cost Reduction Initiatives during the three months ended March 31, 2014. Amounts payable as of March 31, 2014 included ongoing severance payments and transition costs in connection with the restructuring of the Company's distribution facility in Canada. See Note 16 for charges recognized by the Company’s operating segments.
The table below depicts the activity and liability balances recorded as part of the Cost Reduction Initiatives (in thousands) as of March 31, 2014 and 2013. Amounts payable as of March 31, 2014 and December 31, 2013 are included in accrued employee compensation and benefits and accounts payable and accrued expenses in the accompanying consolidated condensed balance sheets.

	Cost Reduction Initiatives
	Workforce Reductions	Transition Costs	Asset Write-offs	Total
Three months ended March 31, 2013
Restructuring payable balance, December 31, 2012	$4,531	$591	$—	$5,122
Charges to cost and expense	1,091	2,418	—	3,509
Non-cash items	—	(1,699)	—	(1,699)
Cash payments	(3,547)	(717)	—	(4,264)
Restructuring payable balance, March 31, 2013	$2,075	$593	$—	$2,668

Three months ended March 31, 2014
Restructuring payable balance, December 31, 2013	$806	$2,501	$—	$3,307
Cash payments	(476)	(1,355)	—	(1,831)
Restructuring payable balance, March 31, 2014	$330	$1,146	$—	$1,476
Note 3. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its asset-based revolving credit facility to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s multi-year turnaround, demand for the Company’s products, foreign currency exchange rates, and the other risks and uncertainties applicable to the Company and its business. If the Company is unable to grow sales and generate sufficient cash flows to fund its business, and is unable to reduce its manufacturing costs and operating expenses to offset such shortfall, the Company will need to increase its reliance on its credit facility for needed liquidity. If the Company’s current credit facility is not available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected. The Company believes that its current credit facility, along with its cash on hand and cash flows expected to be generated from operations, is sufficient to meet the Company’s liquidity requirements for at least the next 12 months.
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
As of March 31, 2014, the Company had $140,587,000 borrowings outstanding under the ABL Facility, $1,303,000 in outstanding letters of credit and had $23,557,000 of cash and cash equivalents. The maximum amount of additional indebtedness (as defined by the ABL Facility) that could have been outstanding on March 31, 2014, after outstanding borrowings and letters of credit was approximately $52,538,000 resulting in total available liquidity of $76,095,000. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are high and then decreases during the second half of the year when the Company’s accounts receivable balances are lower due to an increase in cash collections. Average outstanding borrowings during the three months ended March 31, 2014 was $101,271,000 and average available liquidity, defined as cash on hand combined with amounts available under the ABL Facility after outstanding borrowings was $72,318,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at maturity on June 30, 2016.
The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of March 31, 2014, the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $25,000,000. The Company was in compliance with the fixed charge coverage ratio as of March 31, 2014, and the Company’s borrowing base availability was above $25,000,000 during the three months ended March 31, 2014.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s trailing twelve month EBITDA (as defined by the ABL Facility) combined with the Company’s “availability ratio.” The Company’s “availability ratio” is expressed as a percentage of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. All applicable margins may be permanently reduced by 0.25% if EBITDA meets or exceeds $25,000,000 over any trailing twelve month period, and may be permanently reduced by an additional 0.25% if EBITDA meets or exceeds $50,000,000 over any trailing twelve month period. At December 31, 2013, the Company's EBITDA over the trailing 12 months exceeded $25,000,000, which resulted in a permanent reduction of 0.25% in the applicable interest rate margins. This reduction took effect in February 2014. At March 31, 2014, the Company’s trailing twelve months average interest rate applicable to its outstanding loans under the ABL Facility was 5.15%.
In addition, the ABL Facility provides for monthly fees ranging from 0.375% to 0.5% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.
The origination fees incurred in connection with the ABL Facility totaled $4,306,000, which are being amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of March 31, 2014 and December 31, 2013 were $2,070,000 and $2,295,000, respectively, of which $920,000 and $918,000, respectively, were included in other current assets, and $1,150,000 and $1,377,000 were included in other assets, respectively, in the accompanying consolidated condensed balance sheets.
Convertible Senior Notes
In August 2012, the Company issued $112,500,000 of 3.75% Convertible Senior Notes (the “convertible notes”). The convertible notes pay interest of 3.75% per year on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year. The convertible notes mature on August 15, 2019.
The Company incurred transactional fees of $3,537,000, which are being amortized into interest expense over the term of the convertible notes. Unamortized transaction fees as of March 31, 2014 and December 31, 2013 were $2,737,000 and $2,863,000, respectively, of which $505,000 was included in other current assets as of both March 31, 2014 and December 31, 2013, and $2,232,000 and $2,358,000 were included in other assets as of March 31, 2014 and December 31, 2013, respectively, in the accompanying consolidated condensed balance sheets.
The net carrying amount of the convertible notes as of March 31, 2014 and December 31, 2013 was $108,017,000 and $107,835,000, respectively. The unamortized discount of $4,483,000 as of March 31, 2014 will be amortized over the remaining term of approximately 5.4 years. Total interest and amortization expense recognized during the three months ended March 31, 2014 and 2013 was $1,236,000 and $1,209,000, respectively.
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
The convertible notes contain certain covenants including payment of principal, certain repurchase obligations and interest, obligations of the Company to convert the convertible notes, and other customary terms as defined in the Indenture. The Company remained in compliance with these covenants as of March 31, 2014.
Note 4. Preferred Stock
In August, 2013, the Company exchanged 233,843 shares of it's 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value, (the “preferred stock”) for 3,316,922 shares of the Company's common stock at the stated conversion rate of 14.1844 plus an additional 75,342 common shares as an inducement. The Company also paid the exchanging holders cash dividends through December 15, 2013 on their shares of preferred stock surrendered in the exchange. During the fourth quarter of 2013, the Company issued a notice of redemption and holders of 183,496 shares of preferred stock converted their holdings for 2,602,770 shares of common stock at the conversion rate of 14.1844. The Company redeemed the remaining 300 shares for $30,000 in cash. As of December 31, 2013, there were no shares outstanding of the Company's Series B Cumulative Perpetual Convertible Preferred Stock.
Note 5. Earnings per Common Share
Earnings per common share, basic, is computed by dividing net income less preferred stock dividends (i.e., net income allocable to common shareholders) by the weighted-average number of common shares outstanding for the period.
Earnings per common share, diluted, is computed by dividing net income adjusted for preferred stock dividends and the interest on the convertible notes by the weighted-average number of common shares - diluted. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method and the if-converted method in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share.” Dilutive securities include the common stock equivalents of convertible preferred stock and convertible notes, options granted pursuant to the Company’s stock option plans and outstanding restricted stock units granted to employees and non-employee directors (see Note 13). There were no shares outstanding of the Company's Series B Cumulative Perpetual Convertible Preferred Stock as of March 31, 2014 (see Note 4).
Weighted-average common shares outstanding-diluted is the same as weighted-average common shares outstanding-basic in periods when a net loss is reported or in periods when diluted earnings per share is higher than basic earnings per share.

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Earnings per common share—basic
Net income	$55,312	$41,660
Less: Preferred stock dividends	—	783
Net income allocable to common shareholders	$55,312	$40,877
Weighted-average common shares outstanding—basic	77,370	71,060
Basic earnings per common share	$0.71	$0.58
Earnings per common share—diluted
Net income	55,312	$41,660
Less: Preferred stock dividends	—	783
Add: Interest on convertible debt, net of tax	1,236	1,209
Net income including assumed conversions	$56,548	$42,086
Weighted-average common shares outstanding—basic	77,370	71,060
Convertible notes weighted-average shares outstanding	15,000	15,000
Preferred stock weighted-average shares outstanding	—	5,924
Options and restricted stock	802	213
Weighted-average common shares outstanding—diluted	93,172	92,197
Dilutive earnings per common share	$0.61	$0.47
For the three months ended March 31, 2014 and 2013, securities outstanding totaling approximately 1,135,000 and 5,979,000 shares, respectively, comprised of options and restricted stock, have been excluded from the calculation of earnings per common share - diluted as their effect would be antidilutive.
Note 6. Sale of Buildings
On February 28, 2013, the Company completed the sale of its manufacturing facility in Chicopee, Massachusetts for proceeds of $3,496,000, net of closing costs and commissions. The Company had marked the building down to its estimated selling price, net of commissions, fees and estimated environmental remediation costs in 2012 and recorded a loss on the sale of $31,000 during the first quarter of 2013. The Company has $497,000 and $785,000 accrued in accounts payable and accrued expenses as of March 31, 2014 and December 31, 2013, respectively, for certain environmental remediation costs related to the sale of this facility. The Company has leased back a reduced portion of the square footage for ongoing golf ball operations.
Note 7. Inventories
Inventories are summarized below (in thousands):

	March 31, 2014	December 31, 2013
Inventories:
Raw materials	$54,739	$56,104
Work-in-process	902	328
Finished goods	190,556	207,060
	$246,197	$263,492

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
The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	March 31, 2014			December 31, 2013
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,300	281	31,581	31,287	294
Developed technology and other	1-9	7,961	7,949	12	7,961	7,944	17
Total intangible assets		$128,132	$39,249	$88,883	$128,132	$39,231	$88,901
Aggregate amortization expense on intangible assets was approximately $18,000 and $225,000 for the three months ended March 31, 2014 and 2013, respectively.
Amortization expense related to intangible assets at March 31, 2014 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2014	$50
2015	51
2016	51
2017	51
2018	51
2019	39
Thereafter	—
$293
Goodwill at March 31, 2014 and December 31, 2013 was $29,147,000 and $29,212,000, respectively. The decrease in goodwill during the three months ended March 31, 2014 of $65,000 was due to foreign currency fluctuations. Gross goodwill before impairments at March 31, 2014 and December 31, 2013 was $30,896,000 and $30,961,000, respectively.
Note 9. Investments
Investment in TopGolf International, Inc.
The Company owns $37,605,000 in preferred shares of TopGolf International, Inc. (“TopGolf”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company has a preferred partner agreement with TopGolf in which the Company has preferred signage rights, rights as the preferred supplier of golf products used or offered for use at TopGolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in the TopGolf retail stores, access to consumer information obtained by TopGolf, and other rights incidental to those listed.
The Company’s total ownership interest in TopGolf remains at less than 20%. In addition, the Company does not have the ability to significantly influence the operating and financing activities and policies of TopGolf. Accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other,” and is included in other assets in the accompanying consolidated condensed balance sheets as of March 31, 2014 and December 31, 2013.

Note 10. Product Warranty
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
The following table provides a reconciliation of the activity related to the Company’s reserve for accrued warranty expense (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$6,406	$7,539
Provision	2,865	1,835
Claims paid/costs incurred	(1,326)	(1,487)
Ending balance	$7,945	$7,887
Note 11. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC 270, “Interim Reporting,” and ASC 740 “Accounting for Income Taxes” (together, “ASC 740”). In general, at the end of each interim period, the Company estimates the annual effective tax rate for foreign operations and applies that rate to its ordinary foreign quarterly earnings. For the three months ended March 31, 2014, and consistent with prior quarters, the discrete method was used to calculate the Company's U.S. interim tax expense as the annual effective rate was not considered a reliable estimate of year-to-date income tax expense. Under the discrete method, the Company determines its U.S. tax expense based upon actual results as if the interim period were an annual period. The Company's full U.S. valuation allowance position and the seasonality of the Company's business create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the use of the discrete method is more appropriate than the annual effective tax rate method.
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
The provision for income taxes is primarily comprised of taxes related to the Company's foreign operations. The income tax provision for the first quarter of 2014 and 2013 was $1,474,000 and $2,469,000, respectively. The decrease in the income tax provision was primarily due to the release of certain unrecognized tax benefits due to the lapse of statutes of limitation.
At March 31, 2014, the liability for income taxes associated with uncertain tax positions was $11,155,000. This amount could be reduced by $2,238,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments as well as $6,923,000 of deferred taxes. The net amount of $1,994,000, if recognized, would favorably affect the Company’s consolidated condensed financial statements and effective income tax rate. The unrecognized tax benefit liabilities are expected to decrease approximately $1,322,000 during the next 12 months. During the first quarter of 2014, the Company reduced the liability related to uncertain tax positions by $589,000 as a result of the lapse of statutes of limitations for federal as well as certain foreign countries.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended March 31, 2014 and 2013, the Company's provision for income taxes includes a benefit of $88,000 and an expense of $263,000, respectively, related to interest and penalties. As of March 31, 2014 and December 31, 2013, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,075,000 and $1,163,000, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2009 and prior
California (United States)	2008 and prior
Canada	2005 and prior
Japan	2007 and prior
South Korea	2008 and prior
United Kingdom	2009 and prior
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
Note 12. Commitments & Contingencies
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
Set forth is a description of certain litigation to which the Company is a party:
Cleveland Golf Litigation. On October 18, 2013, Dunlop Sports Co., Ltd., a Japanese Corporation, and its wholly-owned subsidiary, Roger Cleveland Golf Company, Inc., which sells golf equipment under the Cleveland and Cleveland Golf trademarks (“Cleveland Golf”), filed a complaint against Callaway Golf Company in the United States District Court - Central District of California (Case 8:13-cv-01642). The Complaint alleges that Callaway’s use on its Callaway branded Mack Daddy 2 Wedges of the phrase “Designed by Roger Cleveland” constitutes trademark infringement (and related claims) of Cleveland Golf’s “Cleveland” trademark. The plaintiffs are seeking unspecified damages, including restitution as well as injunctive relief. Roger Cleveland has been an employee of Callaway since 1996 and has been designing golf clubs for Callaway for over 17 years.
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
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of March 31, 2014, the Company has entered into many of these contractual agreements with terms ranging from one to three years. The minimum obligation that the Company is required to pay under these agreements is $61,280,000 over the next three years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of March 31, 2014, are as follows (in thousands):

Remainder of 2014	$44,269
2015	12,852
2016	3,837
2017	322
2018	—
$61,280
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,303,000 as of March 31, 2014.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2014 was not material to the Company’s financial position, results of operations or cash flows.
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

Note 13. Share-Based Employee Compensation
As of March 31, 2014, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan and the 2013 Non-Employee Directors Stock Incentive Director Plan. From time to time, the Company grants stock options, restricted stock units, phantom stock units, stock appreciation rights and other awards under these plans.
The table below summarizes the amounts recognized in the financial statements for the three months ended March 31, 2014 and 2013 for share-based compensation, including expense for stock options, restricted stock units, phantom stock units, cash settled stock appreciation rights and performance share units. The increase in share-based compensation expense in the first quarter of 2014 compared to the same quarter in the prior year was due to a 54% increase in the Company's stock price period over period, which increased the remeasured value of cash-settled awards at the end the first quarter of 2014 compared to the first quarter of 2013.

	Three Months Ended March 31,
(In thousands)	2014	2013
Cost of sales	$309	$80
Operating expenses	5,026	1,239
Total cost of share-based compensation included in income, before income tax	$5,335	$1,319
Stock Options
During the three months ended March 31, 2013, the Company granted 1,784,000 shares underlying stock options at a weighted average grant-date fair value of $2.46 per share based on the Black Scholes option-pricing model. There were no stock options granted during the first quarter of 2014. Total compensation expense recognized for stock options was $379,000 during both the three months ended March 31, 2014 and 2013.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. Compensation expense for employee stock options is recognized over the vesting term and is reduced by an estimate for forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of stock options granted during the three months ended March 31, 2013. There were no stock options granted during the first quarter of 2014.

Three Months Ended March 31,
2013
Dividend yield	0.6%
Expected volatility	48.8%
Risk free interest rate	0.6%
Expected life	4.3 years
Restricted Stock Units
Restricted stock units are recorded at the Company’s closing stock price on the date of grant. Restricted stock units generally vest at the end of a three year period. During the three months ended March 31, 2014 and 2013, the Company granted 366,000 and 368,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $8.17 and $6.52 per share, respectively. Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended March 31, 2014 and 2013 was $597,000 and $379,000, respectively.
At March 31, 2014, the Company had $2,613,000 of total unrecognized compensation expense related to non-vested restricted stock units under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Performance Share Units
Performance share units are a form of stock-based award in which the number of shares ultimately received depends on the Company's performance against specified metrics that are measured over a one year performance period from the date of grant. These performance metrics were established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued will be fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 50% to 150% of the participant's target award. If the performance metrics are not met at the end of the performance period, compensation expense would be reversed and the awards would be forfeited. The performance units vest in full at the end of a three year period.
The Company granted 447,000 performance share units during the first quarter of 2014 at a weighted average grant-date fair value of $8.17 per share. There were no performance share units granted in the first quarter of 2013. At March 31, 2014, the Company recognized total compensation expense, net of estimated forfeitures, of $188,000.
Phantom Stock Units
Phantom stock units ("PSUs") are a form of share-based award that are indexed to the Company’s stock and are settled in cash. Because PSUs are settled in cash, compensation expense recognized over the vesting period will vary based on changes in fair value. Fair value is remeasured at the end of each interim reporting period based on the closing price of the Company’s stock. PSUs vest at the end of a three year period.
There were no PSUs granted in 2014 and 2013. Compensation expense recognized for PSUs during the three months ended March 31, 2014 and 2013 was $572,000 and $265,000, respectively. Accrued compensation expense for PSUs for the three months ended March 31, 2014 was $1,995,000, which was recorded in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets. At December 31, 2013, the Company accrued $2,830,000, of which $1,439,000 was included in accrued employee compensation and benefits and $1,391,000 was included in long-term incentive compensation and other in the accompanying consolidated condensed balance sheets.
Stock Appreciation Rights
The Company records compensation expense for cash settled stock appreciation rights (“SARs”) based on the estimated fair value on the date of grant using the Black Scholes option-pricing model. SARs are subsequently remeasured at each interim reporting period based on a revised Black Scholes value until they are exercised. SARs vest over a three year period.
There were no SARs granted in 2014 and 2013. The Company recognized compensation expense for SARs of $3,599,000 and $296,000 during the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, the Company accrued compensation expense of $8,748,000 in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets. At December 31, 2013, the Company accrued compensation expense of $5,193,000, of which $4,200,000 and $993,000 was included in accrued employee compensation and benefits and long-term incentive compensation and other, respectively, in the accompanying consolidated condensed balance sheets.
Note 14. Fair Value of Financial Instruments
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

The following table summarizes the valuation of the Company’s foreign currency exchange contracts (see Note 15) that are measured at fair value on a recurring basis by the above pricing levels at March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Foreign currency derivative instruments—asset position	$516	$—	$516	$—
Foreign currency derivative instruments—liability position	(2,130)	—	(2,130)	—
	$(1,614)	$—	$(1,614)	$—
December 31, 2013
Foreign currency derivative instruments—asset position	$557	$—	$557	$—
Foreign currency derivative instruments—liability position	(823)	—	(823)	—
	$(266)	$—	$(266)	$—
The fair value of the Company’s foreign currency exchange contracts is based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statements of operations.
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, trade accounts receivable and trade accounts payable at March 31, 2014 and December 31, 2013 are reasonable estimates of fair value due to the short-term nature of these balances. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized on the accompanying consolidated condensed balance sheets as of March 31, 2014 and December 31, 2013, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes(1)	$108,017	$160,031	$107,835	$138,668
ABL Facility(2)	$140,587	$140,587	$25,660	$25,660
Standby letters of credit(3)	$1,303	$1,303	$1,297	$1,297

(1)
The carrying value of the convertible notes at March 31, 2014 and December 31, 2013, is net of the unamortized discount of $4,483,000 and $4,665,000, respectively (see Note 3). The fair value of the convertible notes was determined based on secondary quoted market prices, and as such is classified as Level 2 in the fair value hierarchy.

(2)
The carrying value of amounts outstanding under the Company's ABL Facility approximate the fair value due to the short term nature of this obligation. The fair value of this debt is categorized within Level 2 of the fair value hierarchy.

(3)
The carrying value of amounts outstanding under the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include property, plant and equipment, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended March 31, 2014 and 2013, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 15. Derivatives and Hedging
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
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts (“foreign currency exchange contracts”) to help mitigate transactions that are denominated primarily in Japanese Yen, British Pounds, Euros, Canadian Dollars, Australian Dollars and Korean Won. Foreign currency exchange contracts are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign currency exchange contracts for speculative purposes. Foreign currency exchange contracts usually mature within twelve months from their inception.
The Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At March 31, 2014 and December 31, 2013, the notional amounts of the Company’s foreign currency exchange contracts used to help mitigate the exposures discussed above were approximately $210,258,000 and $42,264,000, respectively. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statements of operations.
The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at March 31, 2014 and December 31, 2013 (in thousands):

Derivatives not designated as hedging instruments	Asset Derivatives
	March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$516	Other current assets	$557

Derivatives not designated as hedging instruments	Liability Derivatives
	March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$2,130	Accounts payable and accrued expenses	$823
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three months ended March 31, 2014 and 2013, respectively, in addition to the derivative contract type (in thousands):

	Location of net gain (loss) recognized in income on derivative instruments	Amount of Net Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended March 31,
		2014	2013
Foreign currency exchange contracts	Other (expense) income , net	$(2,932)	$7,848
The amounts shown in the table above represent a combination of realized and unrealized net gains and losses that were recognized by the Company on its foreign currency exchange contracts during the first quarter of 2014 and 2013. Realized net gains and losses were used by the Company to offset actual foreign currency gains and losses recorded during the period, associated with the translation of foreign currencies into U.S. dollars. Unrealized gains and losses represent the remeasurement of foreign currency exchange contracts that will mature in future periods.
Note 16. Segment Information
The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters. This segment also includes golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, in addition to royalties from licensing of the Company’s trademarks and service marks and sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf balls that are designed, manufactured and sold by the Company. There are no significant intersegment transactions.
The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013(1)
Net sales:
Golf Clubs	$299,164	$245,369
Golf Balls	52,710	42,387
	$351,874	$287,756
Income before income taxes:
Golf Clubs (2)	$62,737	$44,757
Golf Balls (2)	11,729	5,416
Reconciling items(3)	(17,680)	(6,044)
	$56,786	$44,129
Additions to long-lived assets:
Golf Clubs	$2,915	$3,606
Golf Balls	101	11
	$3,016	$3,617

(1)
The prior year amounts have been restated to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in increases to net sales and income before income taxes of $598,000 and $768,000, respectively, in the golf club segment, and corresponding decreases in net sales and income before income taxes in the golf ball segment.

(2)
In connection with the Cost Reduction Initiatives (see Note 2), the Company’s golf clubs and golf balls segments recognized pre-tax charges of $2,699,000 and $116,000, respectively, during the three months ended March 31, 2013.

(3)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items in the first quarter of 2014 compared to the first quarter of 2013 was due to the recognition of net losses on foreign currency exchange contracts in the first quarter of 2014 compared to the recognition of net gains in the same period of 2013. During the three months ended March 31, 2013, the reconciling items include pre-tax charges of $694,000 in connection with the Cost Reduction Initiatives.

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
The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists primarily of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists primarily of Callaway Golf balls that are designed, manufactured and sold by the Company. As discussed in Note 16 “Segment Information” to the Notes to Consolidated Condensed Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.
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
A significant portion of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s reported net sales in regions outside the U.S. in the first quarter of 2014 were negatively affected by the translation of foreign currency sales into U.S. dollars based on 2014 exchange rates. If 2013 exchange rates were applied to 2014 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $6.4 million higher than the net sales reported in the first quarter of 2014.
Executive Summary
The Company’s net sales for the first quarter of 2014 increased to $351.9 million or up 22%, as compared to $287.8 million for the same period in 2013. This increase reflects the Company’s renewed focus on more consumer-oriented products, which resulted in a significant increase in most product categories and market share gains in each of the Company’s key markets around the world. This increase included a 33% increase in the woods category, a 29% increase in the irons category and a 24% increase in the golf ball category. The strength of the Company’s 2014 product line more than offset the negative impact of foreign currency movements. As compared to 2013, the Company’s first quarter 2014 net sales were adversely affected by $6.4 million due to changes in foreign currency exchange rates.
In addition to the increase in sales, gross margins improved 160 basis points compared to last year due to improved pricing and sales mix, the completion of the cost reduction initiatives in 2013, and improved manufacturing and distribution efficiencies as a result of several initiatives implemented last year. These improvements offset the negative impact of foreign currency exchange rates and increased product costs associated with additional technology in several new products.
Operating expenses increased $12.9 million due to increases in marketing support for new products launched during the quarter, an increase in stock compensation expense associated with a 54% increase in the Company’s stock price compared to March 31, 2013, and planned incremental tour investment.
Other income/expense decreased $8.9 million to other expense of $4.9 million in the first quarter of 2014 compared to other income of $4.0 million in the first quarter of 2013. This decrease is primarily attributable to changes in foreign currency contract valuations. These contracts, which are used to hedge the Company’s exposure to changes in foreign currency exchange rates, are required to be marked to market at the end of each quarter and changes in the contract values are reported in other income/expense. The Company recorded contract valuation losses of $2.9 million in the first quarter of 2014 compared to $7.8 million of contract valuation gains in the first quarter of 2013.
As a result of the increase in net sales and improved gross margins, which offset the increase in operating expenses and foreign currency contract losses, earnings per share for the first quarter of 2014 increased 30% to $0.61 compared to $0.47 in 2013.
These results reflect the Company’s continued brand momentum and the success of the first stage of its multi-year turnaround plan. Management believes that the Company’s turnaround plan is on track and that the actions taken to date will serve as the foundation for a sustained recovery over the long-term. In the short term, however, management is anticipating challenging market conditions for the second quarter and possibly the balance of the year. The golf market has been slow to open in many regions where the Company conducts business, including the Company’s largest region, the United States, which continues to have unfavorable weather in many parts of the country. In addition, overall retail inventory levels are high and management anticipates a heavy promotional environment while the industry works through the excess inventory. If the golf market does not open shortly or if the promotional activity is heavier than anticipated, the Company’s financial results for the balance of the year will be negatively affected.
Three-Month Periods Ended March 31, 2014 and 2013
Net sales for the first quarter of 2014 increased by $64.1 million to $351.9 million compared to $287.8 million in the first quarter of 2013. This increase was due to increased sales in almost all product categories, most notably, woods, irons and golf balls, resulting from continued brand momentum combined with the strong performance of the current year Big Bertha drivers, Apex irons and Speed Regime and Supersoft golf balls. These increases were partially offset by the negative impact of unfavorable fluctuations in foreign currency rates during the first quarter of 2014. If 2013 rates were applied to 2014 sales in regions outside the U.S., net sales would have been $6.4 million higher.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended March 31,		Growth
	2014	2013 (1)	Dollars	Percent
Net sales:
Golf clubs	$299.2	$245.4	$53.8	22%
Golf balls	52.7	42.4	10.3	24%
	$351.9	$287.8	$64.1	22%

(1) The prior year amounts have been restated to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to net sales of $0.6 million in the golf club segment, and a corresponding decrease in net sales in the golf ball segment.

For further discussion of each operating segment’s results, see golf clubs and golf balls segments results below.

Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth
	2014	2013	Dollars	Percent
Net sales:
United States	$184.7	$159.8	$24.9	16%
Europe	51.2	38.3	12.9	34%
Japan	60.0	44.1	15.9	36%
Rest of Asia	27.0	20.1	6.9	34%
Other countries	29.0	25.5	3.5	14%
	$351.9	$287.8	$64.1	22%
Net sales in the United States increased $24.9 million (16%) to $184.7 million during the first quarter of 2014 compared to the same period in the prior year. The Company’s sales in regions outside of the United States increased $39.2 million (31%) to $167.2 million for the first quarter of 2014 compared to $128.0 million in the same quarter of 2013. The 31% increase in net sales in all regions outside the United States resulted from the continued improvement in brand momentum combined with the strong performance of the current year product launches. This increase was partially offset by the unfavorable impact of the translation of foreign currency sales into U.S. Dollars based upon 2014 exchange rates. If 2013 exchange rates were applied to 2014 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $6.4 million higher than reported in the first quarter of 2014.
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. Due to the recent actions taken in connection with the cost reduction initiatives to improve manufacturing efficiencies, a greater percentage of the Company's manufacturing costs became variable. As a result, on a consolidated basis, over 85% of total cost of sales is now variable in nature and will fluctuate with sales volumes. Of this amount, over 85% is comprised of material and component costs. Generally, the relative significance of the components of costs of sales is not expected to vary materially from period to period. See “Cost of Sales and Segment Profitability” below for further discussion of gross margins.
Gross profit increased $34.5 million (26%) to $164.9 million for the first quarter of 2014 compared to $130.4 million in the first quarter of 2013. Gross profit as a percentage of net sales (“gross margin”) increased to 47% in the first quarter of 2014 compared to 45% in the first quarter of 2013. This improvement was primarily due to (i) a favorable shift in sales mix to higher margin woods, irons and golf ball products in the first quarter of 2014 compared to the first quarter of 2013, (ii) charges recognized during the first quarter of 2013 related to the cost reduction initiatives, and (iii) improved manufacturing and distribution efficiencies. These increases were partially offset by the unfavorable impact of changes in foreign currency rates, and an increase in club component costs due to more expensive materials and technology incorporated into certain woods products launched in the current year. See "Cost of Sales and Segment Profitability" below for further discussion of gross margin.
Selling expenses increased by $9.0 million to $77.3 million (22.0% of net sales) in the first quarter of 2014 compared to $68.3 million (23.7% of net sales) in the comparable period of 2013. This increase was primarily due to a $7.2 million increase in marketing expenses in addition to a $1.2 million increase in stock compensation expense as a result of a significant increase in the Company's stock price period over period. These increases were partially offset by a $0.4 million decrease in salaries and wages.
General and administrative expenses increased by $3.4 million to $18.0 million (5.1% of net sales) in the first quarter of 2014 compared to $14.6 million (5.1% of net sales) in the comparable period of 2013. This increase was primarily due to a $2.4 million increase in stock compensation expense as a result of a significant increase in the Company's stock price period over period.
Research and development expenses increased by $0.5 million to $7.9 million (2.2% of net sales) in the first quarter of 2014 compared to $7.4 million (2.6% of net sales) in the comparable period of 2013. This increase was primarily due to an increase in stock compensation expense as a result of a significant increase in the Company's stock price period over period.
Other income (expense), net decreased in the first quarter of 2014 to other expense of $4.9 million compared to other income of $4.0 million in the comparable period of 2013. This decrease was primarily due to an $8.3 million increase in net foreign currency losses in the first quarter of 2014 compared to the same period in 2013, combined with a $0.5 million increase in interest expense.

The Company’s provision for income taxes decreased to $1.5 million in the first quarter of 2014, compared to $2.5 million in the first quarter of 2013. The $1.0 million decrease resulted primarily from the release of certain unrecognized tax liabilities during the first quarter of 2014 resulting from the lapse of certain statutes of limitation. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s effective tax rate for the first quarter of 2014 is not comparable to the effective tax rate for the first quarter of 2013 as the Company’s income tax amount is not directly correlated to the amount of its pretax income.
Net income for the first quarter of 2014 increased $13.6 million (33%) to $55.3 million compared to $41.7 million in the first quarter of 2013. Diluted earnings per share increased $0.14 (30%) to $0.61 in the first quarter of 2014 compared to $0.47 in the first quarter of 2013.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended March 31, 2014 and 2013
Golf Clubs Segment
Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2014	2013 (1)	Dollars	Percent
Net sales:
Woods	$129.7	$97.9	$31.8	33%
Irons	73.3	56.7	16.6	29%
Putters	31.8	32.1	(0.3)	(1)%
Accessories and other	64.4	58.7	5.7	10%
	$299.2	$245.4	$53.8	22%

(1) The prior year amounts have been restated to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to net sales of $0.6 million in the golf club segment, and a corresponding decrease in net sales in the golf ball segment.
The $31.8 million (33%) increase in net sales of woods to $129.7 million for the quarter ended March 31, 2014 resulted from an increase in both sales volume and average selling prices. The increase in sales volume was primarily due to the strong performance of the current year product line, including the Company's Big Bertha drivers and X2 Hot fairway woods and Hybrids. The increase in average selling prices was due to the launch of two premium drivers during the first quarter of 2014 compared to only one premium driver in the same period of the prior year, combined with the introduction of the X2 Hot fairway woods and hybrids at higher average selling prices than their predecessor, sold during the same period in the prior year.
The $16.6 million (29%) increase in net sales of irons to $73.3 million for the quarter ended March 31, 2014 was primarily attributable to an increase in both sales volume and average selling prices. The increase in sales volume was primarily due to the strong performance of the Company's Apex and X2 Hot irons launched during the current quarter. The increase in average selling prices was due to a favorable shift in product mix due to the success of the more premium APEX irons in the current year combined with the introduction of the Apex irons at higher average selling prices than the X Forged irons which were launched in the prior year.
The $0.3 million (1%) decrease in the net sales of putters to $31.8 million for the quarter ended March 31, 2014 was primarily due to a decline in sales volume which was almost completely offset by an increase in average selling prices. The decline in sales volume was due to the introduction of two new putter lines during the first quarter of 2013 compared to one new putter line introduced during the first quarter of the current year. The increase in average selling prices was due to the introduction of the new elite Metal X Milled putter during the first quarter of 2014 with no comparable elite putter launch during the first quarter of 2013.
The $5.7 million (10%) increase in net sales of accessories and other to $64.4 million for the quarter ended March 31, 2014 was primarily due to an increase in sales of packaged sets, golf bags, gloves and headwear, partially offset by a decline in apparel and footwear sales due to the transition of the Company’s apparel and footwear sales in Europe to a licensing arrangement during the first quarter of 2014.

Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth
	2014	2013(1)	Dollars	Percent
Net sales:
Golf balls	$52.7	$42.4	$10.3	24%

(1) The prior year amounts have been restated to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to net sales of $0.6 million in the golf club segment, and a corresponding decrease in net sales in the golf ball segment.
The $10.3 million (24%) increase in net sales of golf balls to $52.7 million for the quarter ended March 31, 2014 was primarily due to an increase in both sales volume and average selling prices. The increase in sales volume was primarily due to the success of the Company's Supersoft and Speed regime golf balls launched during the first quarter of 2014. The increase in average selling prices resulted from a favorable shift in product mix to sales of higher priced Speed Regime golf balls with no comparable premium ball launch during the first quarter of 2013.
Cost of Sales and Segment Profitability
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. Due to the recent actions taken in connection with the cost reduction initiatives to improve manufacturing efficiencies, a greater percentage of the Company's manufacturing costs became variable. As a result, on a consolidated basis, over 80% and 85% of the Company’s golf ball and golf club cost of sales, respectively, is now variable in nature and will fluctuate with sales volumes. Of these amounts, over 85% is comprised of material and component costs for both segments. Generally, the relative significance of the components of costs of sales is not expected to vary materially from period to period.
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth
	2014	2013(1)	Dollars	Percent
Income before income taxes:
Golf clubs(2)	$62.7	$44.8	$17.9	40%
Golf balls(2)	11.7	5.4	6.3	117%
Reconciling items(3)	(17.6)	(6.1)	(11.5)	189%
	$56.8	$44.1	$12.7	29%

(1)
The prior year amounts have been restated to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to income before income taxes of $0.8 million in the golf club segment, and a corresponding decrease in income before income taxes in the golf ball segment.

(2)
In connection with the cost reduction initiatives (see Note 2 "Cost Reduction Initiatives" to the Notes to Consolidated Condensed Financial Statements), during the three months ended March 31, 2013, the Company’s golf clubs and golf balls segments recognized pre-tax charges of $2.7 million and $0.1 million, respectively.

(3)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the first quarter of 2013, the reconciling items include pre-tax charges of $0.7 million related to the cost reduction initiatives.

Pre-tax income in the Company’s golf clubs operating segment increased to $62.7 million for the first quarter of 2014 from $44.8 million for the comparable period in the prior year. This increase was driven by a $53.8 million (22%) increase in net sales as discussed above combined with a slight increase in gross profit as a percentage of sales ("gross margin" or "margin"), offset by a $9.7 million increase in operating expenses. Gross margin was favorably impacted by (i) a favorable shift in sales mix to higher margin products in the first quarter of 2014, namely the Big Bertha family of drivers, Apex irons and Speed Regime golf balls, which have higher margins compared to the Razr Fit Extreme drivers, X Forged irons and HEX family of golf balls launched in the first quarter of 2013; (ii) an increase in margin on the 2014 X2 Hot family of drivers, fairway woods and irons, which were launched at higher prices compared to the X Hot product line launched in the prior year; (iii) cost savings from improved manufacturing and distribution efficiencies; and (iv) charges incurred during the first quarter of 2013 related to the Company's cost reduction initiatives. These increases were almost entirely offset by the impact of unfavorable changes in foreign currency rates combined with an increase in club component costs due to more expensive materials and technology incorporated into X2 Hot hybrids and Big Bertha Alpha drivers.
Pre-tax income in the Company’s golf balls operating segment increased to $11.7 million for the first quarter of 2014 from $5.4 million for the comparable period in the prior year. This increase was primarily attributable to a $10.3 million (24%) increase in net sales as discussed above combined with a 580 basis point improvement in gross margin, offset by a $0.5 million increase in operating expenses. The improvement in gross margin was primarily due to the first quarter launch of the premium Speed Regime golf balls in 2014 with no comparable premium launch in first quarter last year, combined with cost savings from improved manufacturing efficiencies period over period. These increases were partially offset by the impact of unfavorable changes in foreign currency rates.
Financial Condition
The Company’s cash and cash equivalents decreased $13.2 million to $23.6 million at March 31, 2014 from $36.8 million at December 31, 2013. The Company's cash and cash equivalents fluctuate with the seasonality of the Company’s business and are affected by the timing of product launches. Generally, during the first quarter, the Company will rely more heavily on its credit facility to fund operations as cash inflows from operations begin to increase during the second quarter as a result of cash collections from customers. During the three months ended March 31, 2014 and 2013, the Company used its cash and cash equivalents and borrowings under its ABL facility to fund $124.8 million and $100.6 million, respectively, of cash used in operating activities, in addition to $4.0 million and $3.1 million in capital expenditures, respectively. The increase in cash used in operating activities was primarily due to an increase in net accounts receivable as a result of a $64.1 million increase in net sales period over period. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its ABL Facility, as deemed necessary (see further information on the ABL Facility below).
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of March 31, 2014, the Company’s net accounts receivable increased $197.0 million to $289.2 million from $92.2 million as of December 31, 2013. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $351.9 million during the first quarter of 2014 compared to net sales of $127.2 million during the fourth quarter of 2013. The Company’s net accounts receivable as of March 31, 2014 increased by $33.5 million compared to the Company’s net accounts receivable as of March 31, 2013. This increase was primarily attributable to the $64.1 million increase in net sales during the first quarter of 2014 compared to the first quarter of 2013.
The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventory decreased $17.3 million to $246.2 million as of March 31, 2014 compared to $263.5 million as of December 31, 2013. The decrease in inventory reflects the general seasonality of the business. The Company’s inventory as of March 31, 2014 increased by $44.2 million compared to the Company's inventory as of March 31, 2013 primarily due to (i) higher levels of inventory to support a forecasted increase in sales compared to the prior year, (ii) a distribution policy change with one of the Company's key customers, and (iii) a delay in the opening of the golf season in 2014 in certain regions, which resulted in lower than expected golf industry sales growth. Inventory as a percentage of the trailing 12 months net sales increased to 27.1% as of March 31, 2014 compared to 24.1% as of March 31, 2013.

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
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s multi-year turnaround, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2013). While management believes the Company's recovery is on track, no assurance can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to fund its business due to a decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on the ABL Facility for needed liquidity. If the ABL Facility is not then available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected.
As of March 31, 2014, a significant portion of the Company’s total cash is held in regions outside of the U.S. In addition to settling intercompany balances during the normal course of operations, the Company may repatriate funds from its foreign subsidiaries. The Company has not, nor does it anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. As such, the Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If in the future the Company decides to repatriate such foreign earnings, it would need to accrue and pay incremental U.S. federal and state income tax, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards.
Other Significant Cash and Contractual Obligations
The following table summarizes certain significant cash obligations as of March 31, 2014 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Convertible notes(1)	$112.5	$—	$—	$—	$112.5
Interest on convertible notes(1)	22.8	4.4	8.4	8.4	1.6
Capital leases (2)	1.4	0.8	0.5	0.1	—
Operating leases(3)	31.7	12.8	13.2	4.7	1.0
Unconditional purchase obligations(4)	61.3	44.3	17.0	—	—
Uncertain tax contingencies(5)	5.3	1.7	0.7	0.8	2.1
Total	$235.0	$64.0	$39.8	$14.0	$117.2

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

(3)	Amounts represent future minimum lease payments. Capital lease obligations are included in other long-term liabilities in the accompanying consolidated condensed balance sheets.

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

(5)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of March 31, 2014. Amount excludes uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion see Note 11 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

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
In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit in the amount of $1.3 million as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2013 was not material to the Company’s financial position, results of operations or cash flows. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2014 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 12 “Commitments & Contingencies” to the Notes to Consolidated Condensed Financial Statements and “Legal Proceedings” in Item 1 of Part II in this Form 10-Q.

Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $15.0 million for the year ending December 31, 2014.
Off-Balance Sheet Arrangements
The company has no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2013.
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
The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At March 31, 2014 and December 31, 2013, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $210.3 million and $42.3 million, respectively. At March 31, 2014 and December 31, 2013, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2014 through its foreign currency exchange contracts.
The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $22.4 million at March 31, 2014. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.

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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its ABL Facility. Outstanding borrowings under the ABL Facility accrue interest as described in Note 3 to the Company’s Consolidated Condensed Financial Statements in this Form 10-Q and in “Liquidity and Capital Resources” above. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by an increase of 10% in interest rates is $0.3 million at March 31, 2014.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2014, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth in Note 12 “Commitments & Contingencies,” to the Consolidated Condensed Financial Statements included in Part I, Item 1, of this Quarterly Report, is incorporated herein by this reference.
Item 1A. Risk Factors
Certain Factors Affecting Callaway Golf Company
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2013, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2013 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
The Company had a $100.0 million share repurchase program under which it was authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. In February 2014, the Board of Directors canceled this program and requested that management seek further Board approval prior to engaging in further open market transactions. The Board continues to authorize the Company to reacquire shares in satisfaction of the Company's tax withholding obligations in connection with the settlement of employee equity awards. During the three months ended March 31, 2014, the Company did not repurchase shares of its common stock under this program.
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

4.3
Indenture, dated as of August 29, 2012 between Callaway Golf Company and Wilmington Trust, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 4, 2012 (file No. 1-10962).

10.1
Amended and Restated Officer Employment Agreement effective March 24, 2014, by and between the Company and Oliver G. Brewer III, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 28, 2014 (file no. 1-10962).

10.2	First Amendment to Officer Employment Agreement effective March 24, 2014, by and between the Company and Brian Lynch. †

10.3	Amended and Restated Executive Entrustment Agreement effective March 24, 2014, by and between the Company and Alex Boezeman. †

10.4	Form of Performance Share Unit Grant. †

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Oliver G. Brewer III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document †

101.2	XBRL Taxonomy Extension Schema Document †

101.3	XBRL Taxonomy Extension Calculation Linkbase Document †

101.4	XBRL Taxonomy Extension Definition Linkbase Document †

101.5	XBRL Taxonomy Extension Label Linkbase Document †

101.6	XBRL Taxonomy Extension Presentation Linkbase Document †

(†) Included with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ Jennifer Thomas
Jennifer Thomas
Vice President and Chief Accounting Officer
Date: April 25, 2014

EXHIBIT INDEX

Exhibit	Description

10.2	First Amendment to Officer Employment Agreement effective March 24, 2014, by and between the Company and Brian Lynch.

10.3	Amended and Restated Executive Entrustment Agreement effective March 24, 2014, by and between the Company and Alex Boezeman.

10.4	Form of Performance Share Unit Grant.

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Oliver G. Brewer III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*