Form 10-Q
period 2014-09-30
CALLAWAY GOLF CO
filed 2014-11-05
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2014, the number of shares outstanding of the Registrant’s common stock outstanding was 77,573,211.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "on track," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, and the continued success of the Company's turnaround plan and the Company's recovery, as well as improved financial results during 2014. These statements are based upon current information and our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. As a result of these uncertainties and because the information on which our forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

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
For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K, as well as the Company’s Quarterly Reports on Form 10-Q and Current Report on Form 8-K subsequently filed with the Commission from time to time. Investors should not to place undue reliance on these forward-looking statements, which are on current information and speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Anypoint-Backstryke-Big Bertha-Black Series Tour Designs-Callaway-Callaway Golf-C Grind-Chev-Chev 18-Chevron Device-D.A.R.T.-Demonstrably Superior and Pleasingly Different-Divine-Eagle-ERC-FTiZ-FT Optiforce-FT Performance-FT Tour-Fusion-Gems-Great Big Bertha-Heavenwood-HX-HX Diablo-Hex Aerodynamics-Hex Black Tour-Hex Chrome-Hex Hot-Hex Diablo-Hex Solaire-Hex Warbird-IMIX-Legacy-Legacy Aero-Legend-Mack Daddy 2-Marksman-Metal-X-Number One Putter in Golf-Odyssey-OptiFit-ORG.14-ProType-ProType Black-Rossie-S2H2-Sabertooth-Solaire-Steelhead-Strata-Stronomic-Sure-Out-Tank-Teron-Tech Series-Ti-Hot-Tour Authentic-Tour i-Tour i(S)-Tour iX-Tour i(Z)-Trade In! Trade Up!-Tru Bore-uDesign-uPro-Versa-VFT-Warbird-White Hot-White Hot Tour-White Hot Pro-White Ice-World's Friendliest-X-Act-X Forged-X Hot-X Hot Pro-XJ Series-X-SPANN-Xtra Traction Technology-XTT-Xtra Width Technology-XWT-2-Ball-3 Deep.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$33,462	$36,793
Accounts receivable, net	143,090	92,203
Inventories	185,583	263,492
Deferred taxes, net	5,925	6,419
Other current assets	23,559	22,696
Total current assets	391,619	421,603
Property, plant and equipment, net	61,881	71,341
Intangible assets, net	88,847	88,901
Goodwill	28,403	29,212
Deferred taxes, net	2,688	2,299
Other assets	54,106	50,507
Total assets	$627,544	$663,863
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$98,914	$157,120
Accrued employee compensation and benefits	29,212	31,585
Asset-based credit facility	—	25,660
Accrued warranty expense	5,882	6,406
Income tax liability	3,577	5,425
Total current liabilities	137,585	226,196
Long-term liabilities:
Income tax payable	4,243	4,387
Deferred taxes, net	35,101	35,271
Convertible notes, net (Note 3)	108,386	107,835
Long-term incentive compensation and other	2,020	5,555
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 78,373,598 and 78,314,902 shares issued at September 30, 2014 and December 31, 2013, respectively	784	783
Additional paid-in capital	208,477	205,712
Retained earnings	132,246	77,038
Accumulated other comprehensive income	7,369	12,177
Less: Common stock held in treasury, at cost, 800,387 and 967,089 shares at September 30, 2014 and December 31, 2013, respectively	(8,667)	(11,091)
Total shareholders’ equity	340,209	284,619
Total liabilities and shareholders’ equity	$627,544	$663,863

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$168,572	$178,229	$752,339	$715,631
Cost of sales	103,265	118,820	431,329	430,134
Gross profit	65,307	59,409	321,010	285,497
Operating expenses:
Selling expense	46,871	49,871	184,786	179,851
General and administrative expense	12,918	18,870	43,459	48,626
Research and development expense	8,144	7,689	22,903	22,435
Total operating expenses	67,933	76,430	251,148	250,912
Income (loss) from operations	(2,626)	(17,021)	69,862	34,585
Interest income	43	92	368	492
Interest expense	(2,080)	(2,067)	(7,665)	(7,094)
Other income (expense), net	3,833	(1,120)	(1,367)	7,536
Income (loss) before income taxes	(830)	(20,116)	61,198	35,519
Income tax provision	304	1,037	3,651	4,941
Net income (loss)	(1,134)	(21,153)	57,547	30,578
Dividends on convertible preferred stock	—	1,766	—	3,332
Net income (loss) allocable to common shareholders	$(1,134)	$(22,919)	$57,547	$27,246
Earnings (loss) per common share:
Basic	$(0.01)	$(0.32)	$0.74	$0.38
Diluted	$(0.01)	$(0.32)	$0.66	$0.36
Weighted-average common shares outstanding:
Basic	77,646	72,649	77,551	71,613
Diluted	77,646	72,649	93,384	86,870

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(1,134)	$(21,153)	$57,547	$30,578
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,495)	1,948	(4,808)	(11,886)
Comprehensive income (loss)	$(10,629)	$(19,205)	$52,739	$18,692

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$57,547	$30,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,379	19,693
Deferred taxes	(179)	303
Non-cash share-based compensation	3,979	2,592
(Gain) loss on disposal of long-lived assets	(1,097)	2,428
Discount amortization on convertible notes	551	523
Change in assets and liabilities:
Accounts receivable, net	(52,218)	(69,122)
Inventories	75,380	14,132
Other assets	(150)	2,013
Accounts payable and accrued expenses	(50,620)	(151)
Accrued employee compensation and benefits	(2,195)	6,614
Accrued warranty expense	(524)	(773)
Income taxes receivable/payable	(4,936)	177
Other liabilities	(3,575)	(1,449)
Net cash provided by operating activities	38,342	7,558
Cash flows from investing activities:
Capital expenditures	(8,803)	(8,920)
Proceeds from sales of property and equipment	458	4,025
Investment in golf-related ventures	(4,712)	(7,189)
Net cash used in investing activities	(13,057)	(12,084)
Cash flows from financing activities:
Repayment of credit facilities, net	(25,660)	—
Exercise of stock options	2,222	—
Dividends paid	(2,330)	(4,882)
Acquisition of treasury stock	(1,006)	—
Credit facility amendment costs	(608)	—
Equity issuance costs	(7)	(274)
Net cash used in financing activities	(27,389)	(5,156)
Effect of exchange rate changes on cash and cash equivalents	(1,227)	(4,922)
Net decrease in cash and cash equivalents	(3,331)	(14,604)
Cash and cash equivalents at beginning of period	36,793	52,003
Cash and cash equivalents at end of period	$33,462	$37,399
Supplemental disclosures:
Cash paid for income taxes, net	$8,349	$4,401
Cash paid for interest and fees	$7,824	$4,336
Noncash investing and financing activities:
Dividends payable	$—	$57
Issuance of common stock and treasury stock for compensatory stock awards released from restriction	$87	$1,649
Acquisition of treasury stock for minimum statutory withholding taxes	$(7)	$(364)
Accrued capital expenditures at period-end	$268	$1,936
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2013	78,315	$783	$205,712	$77,038	$12,177	(967)	$(11,091)	$284,619
Acquisition of treasury stock	—	—	—	—	—	(133)	(1,013)	(1,013)
Compensatory awards released from restriction	58	1	(87)	—	—	8	86	—
Exercise of stock options	—	—	(1,129)	—	—	292	3,351	2,222
Equity issuance costs	—	—	(7)	—	—	—	—	(7)
Share-based compensation	—	—	3,979	—	—	—	—	3,979
Stock dividends	1	—	9	(9)	—	—	—	—
Cash dividends	—	—	—	(2,330)	—	—	—	(2,330)
Equity adjustment from foreign currency translation	—	—	—	—	(4,808)	—	—	(4,808)
Net income	—	—	—	57,547	—	—	—	57,547
Balance at September 30, 2014	78,374	$784	$208,477	$132,246	$7,369	(800)	$(8,667)	$340,209

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
Recent Accounting Standards
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, and provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. Until the issuance of this ASU, U.S. GAAP lacked guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption of this amendment will have a material impact on the Company’s consolidated condensed financial statements and disclosures.
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements.
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
Note 2. Cost Reduction Initiatives
In December 2013, the Company completed its cost reduction initiatives (the “Cost Reduction Initiatives”), which streamlined and simplified the Company’s organizational structure and changed the manner in which the Company approaches and operates its business. These initiatives included (i) a reduction in workforce that impacted all regions and levels of the organization in addition to other transition costs; (ii) greater focus on the Company’s core product lines, which included the transition of the Company's certain apparel and footwear product lines to a licensing arrangement with third parties; (iii) the transition of the Company’s GPS device business to a third-party based model; and (iv) the reorganization of the Company’s golf ball manufacturing supply chain, including the sale and lease-back of the Company’s ball manufacturing facility in Chicopee, Massachusetts (Note 6).
As of December 31, 2013, the Company completed the Cost Reduction Initiatives and will not incur future charges associated with these initiatives. In the aggregate through December 31, 2013, the Company recognized total charges of $70,600,000 in connection with these initiatives, of which approximately two-thirds resulted in non-cash charges.
During the three and nine months ended September 30, 2013, the Company recognized total cash and non-cash charges of $1,858,000 and $10,365,000, respectively, in connection with these initiatives. Amounts recognized in cost of sales during the three and nine months ended September 30, 2013 totaled $1,005,000 and $7,374,000, respectively, and the amounts recognized in operating expenses totaled $853,000 and $2,991,000, respectively. Non-cash charges recognized in the first nine months of 2013 included lower of cost or market adjustments to inventory as well as inventory write-offs related to the Company's golf apparel, golf footwear and GPS device businesses. The Company did not recognize any charges in connection with the Cost Reduction Initiatives during the three and nine months ended September 30, 2014. Amounts payable as of September 30, 2014 included ongoing severance payments and transition costs in connection with the restructuring of the Company's distribution facility in Canada. See Note 16 for charges recognized by the Company’s operating segments.

The table below depicts the activity and liability balances recorded as part of the Cost Reduction Initiatives (in thousands) as of September 30, 2014 and 2013. Amounts payable as of September 30, 2014 and December 31, 2013 are included in accrued employee compensation and benefits, and accounts payable and accrued expenses in the accompanying consolidated condensed balance sheets.

	Cost Reduction Initiatives
	Workforce Reductions	Transition Costs	Asset Write-offs	Total
Nine months ended September 30, 2013
Restructuring payable balance, December 31, 2012	$4,531	$591	$—	$5,122
Charges to cost and expense	1,091	2,418	—	3,509
Non-cash items	—	(1,699)	—	(1,699)
Cash payments	(3,547)	(717)	—	(4,264)
Restructuring payable balance, March 31, 2013	$2,075	$593	$—	$2,668
Charges to cost and expense	677	997	3,324	4,998
Non-cash items	—	(412)	(3,324)	(3,736)
Cash payments	(1,652)	(1,071)	—	(2,723)
Restructuring payable balance, June 30, 2013	$1,100	$107	$—	$1,207
Charges to cost and expense	602	1,256	—	1,858
Non-cash items	—	(675)	—	(675)
Cash payments	(669)	(45)	—	(714)
Restructuring payable balance, September 30, 2013	$1,033	$643	$—	$1,676

Nine months ended September 30, 2014
Restructuring payable balance, December 31, 2013	$806	$2,501	$—	$3,307
Cash payments	(476)	(1,355)	—	(1,831)
Restructuring payable balance, March 31, 2014	$330	$1,146	$—	$1,476
Cash payments	(209)	(203)	—	(412)
Restructuring payable balance, June 30, 2014	$121	$943	$—	$1,064
Cash payments	(97)	(260)	—	(357)
Restructuring payable balance, September 30, 2014	$24	$683	$—	$707
Note 3. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its asset-based revolving credit facility to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s multi-year turnaround, demand for the Company’s products, foreign currency exchange rates, and the other risks and uncertainties applicable to the Company and its business. If the Company is unable to generate sufficient cash flows to fund its business, and is unable to reduce its manufacturing costs and operating expenses to offset such shortfall, the Company will need to increase its reliance on its credit facility for needed liquidity. If the Company’s current credit facility is not available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected. The Company believes that its current credit facility, along with its cash on hand and cash flows expected to be generated from operations, is sufficient to meet the Company’s liquidity requirements for at least the next 12 months.
Asset-Based Revolving Credit Facility
The Company has a Loan and Security Agreement with Bank of America N.A. (as last amended in June 2014, the “ABL Facility”), which provides a senior secured asset-based revolving credit facility of up to $230,000,000, comprised of a $160,000,000 U.S. facility, a $25,000,000 Canadian facility, and a $45,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), inventory and accounts receivable of the Company’s U.S., Canadian and U.K. legal entities.
As of September 30, 2014, the Company had no borrowings outstanding under the ABL Facility, $1,278,000 in outstanding letters of credit, and $33,462,000 in cash and cash equivalents. The maximum amount of additional indebtedness (as defined by the ABL Facility) that could have been outstanding on September 30, 2014, after outstanding borrowings and letters of credit was approximately $72,188,000, resulting in total available liquidity of $105,650,000. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and then decreases during the second half of the year when the Company’s accounts receivable balances are lower due to an increase in cash collections. Average outstanding borrowings during the nine months ended September 30, 2014 were $84,168,000, and average available liquidity, defined as cash on hand combined with amounts available under the ABL Facility after outstanding borrowings and letters of credit was approximately $77,625,000. Amounts borrowed under the ABL Facility may be repaid and reborrowed as needed. The entire outstanding principal amount (if any) is due and payable at the earlier of (a) the date that is six months prior to the maturity of the Company’s 3.75% Convertible Senior Notes maturing on August 15, 2019 or (b) June 23, 2019, if a qualifying refinancing of the Company’s 3.75% Convertible Senior Notes due 2019 has occurred at least six months prior to their maturity.
The ABL Facility includes certain restrictions including, among other things, restrictions on incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. As of September 30, 2014, the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below $23,000,000. The Company’s borrowing base availability was above $23,000,000 during the nine months ended September 30, 2014, and the Company was in compliance with the fixed charge coverage ratio as of September 30, 2014. Had the Company not been in compliance with the fixed charge coverage ratio as of September 30, 2014, the Company's maximum amount of additional indebtedness that could have been outstanding on September 30, 2014 would have been reduced by $23,000,000.
The interest rate, as amended, applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (a) the average daily availability under the ABL Facility to (b) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. The applicable margin for any month will be reduced by 0.25% if the Company’s availability ratio is greater than or equal to 67% and the Company’s “leverage ratio” (as defined below) is less than 4.0 to 1.0 as of the last day of the month for which financial statements have been delivered, so long as no default or event of default exists. The Company’s “leverage ratio” is the ratio of the amount of debt for borrowed money to the twelve-month trailing EBITDA (as defined in the ABL Facility), each determined on a consolidated basis. At September 30, 2014, the Company’s trailing twelve months average interest rate applicable to its outstanding loans under the ABL Facility, including fees, was 4.23%.
Origination and amendment fees of $4,913,000 incurred in connection with the ABL Facility are amortized into interest expense over the term of the ABL Facility agreement. Unamortized fees at September 30, 2014 and December 31, 2013 totaled $2,359,000 and $2,295,000, respectively, of which $497,000 and $918,000 were included in other current assets, respectively, and $1,862,000 and $1,377,000 were included in other assets, respectively, in the accompanying consolidated condensed balance sheets.
Convertible Senior Notes
In August 2012, the Company issued $112,500,000 of 3.75% Convertible Senior Notes (the “convertible notes”). The convertible notes pay interest of 3.75% per year on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year. The convertible notes mature on August 15, 2019.
The Company incurred transactional fees of $3,537,000, which are being amortized into interest expense over the term of the convertible notes. Unamortized transaction fees as of September 30, 2014 and December 31, 2013 were $2,526,000 and $2,863,000, respectively, of which $505,000 was included in other current assets as of both September 30, 2014 and December 31, 2013, and $2,021,000 and $2,358,000 were included in other assets as of September 30, 2014 and December 31, 2013, respectively, in the accompanying consolidated condensed balance sheets.
The net carrying amount of the convertible notes as of September 30, 2014 and December 31, 2013 was $108,386,000 and $107,835,000, respectively. The unamortized discount of $4,114,000 as of September 30, 2014 will be amortized to interest expense over the remaining term of approximately 4.9 years. Total interest and amortization expense recognized during the three and nine months ended September 30, 2014 was $1,241,000 and $3,715,000, respectively, and $1,233,000 and $3,673,000 for the three and nine months ended September 30, 2013, respectively.
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
The convertible notes contain certain covenants including payment of principal, certain repurchase obligations and interest, obligations of the Company to convert the convertible notes, and other customary terms as defined in the Indenture. The Company remained in compliance with these covenants as of September 30, 2014.
Note 4. Preferred Stock
In August 2013, the Company exchanged 233,843 shares of its 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value, (the “preferred stock”) for 3,316,922 shares of the Company's common stock at the stated conversion rate of 14.1844, plus an additional 75,342 common shares as an inducement. The Company also paid the exchanging holders cash dividends through December 15, 2013 on their shares of preferred stock surrendered in the exchange. During the fourth quarter of 2013, the Company issued a notice of redemption and holders of 183,496 shares of preferred stock converted their holdings for 2,602,770 shares of common stock at the conversion rate of 14.1844. The Company redeemed the remaining 300 shares for $30,000 in cash. At December 31, 2013 and September 30, 2014, there were no shares outstanding of the Company's Series B Cumulative Perpetual Convertible Preferred Stock.
Note 5. Earnings per Common Share
Earnings per common share—basic, is computed by dividing net income allocable to common shareholders (net income less preferred stock dividends) by the weighted-average number of common shares outstanding for the period.
Earnings per common share—diluted, is computed by dividing the sum of net income allocable to common shareholders and interest expense on the Company's convertible notes, by the weighted-average number of common shares—diluted. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method and the if-converted method in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share.” Dilutive securities include the common stock equivalents of convertible preferred stock and convertible notes, options granted pursuant to the Company’s stock option plans and outstanding restricted stock units and performance share units granted to employees and non-employee directors (see Note 13). There were no shares outstanding of the Company's Series B Cumulative Perpetual Convertible Preferred Stock as of September 30, 2014 (see Note 4).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when diluted earnings per share is higher than basic earnings per share.

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings (loss) per common share—basic
Net income (loss)	$(1,134)	$(21,153)	$57,547	$30,578
Less: Preferred stock dividends	—	1,766	—	3,332
Net income (loss) allocable to common shareholders	$(1,134)	$(22,919)	$57,547	$27,246
Weighted-average common shares outstanding—basic	77,646	72,649	77,551	71,613
Basic earnings (loss) per common share	$(0.01)	$(0.32)	$0.74	$0.38
Earnings (loss) per common share—diluted
Net income (loss)	$(1,134)	$(21,153)	$57,547	$30,578
Less: Preferred stock dividends	—	1,766	—	3,332
Add: Interest on convertible debt, net of tax	—	—	3,715	3,673
Net income (loss) including assumed conversions	$(1,134)	$(22,919)	$61,262	$30,919
Weighted-average common shares outstanding—basic	77,646	72,649	77,551	71,613
Convertible notes weighted-average shares outstanding	—	—	15,000	15,000
Options and restricted stock	—	—	833	257
Weighted-average common shares outstanding—diluted	77,646	72,649	93,384	86,870
Dilutive earnings (loss) per common share	$(0.01)	$(0.32)	$0.66	$0.36
Earnings per share—dilutive, reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company's common stock during the period have been excluded from the calculation as their effect would be antidilutive.
For the three months ended September 30, 2014 and 2013, securities outstanding totaling approximately 16,753,000 (including common shares underlying convertible senior notes of 15,000,000) and 24,716,000 shares (including common shares underlying convertible senior notes of 15,000,000, and common shares underlying 4,446,000 preferred shares), respectively, have been excluded from the calculation of earnings per common share—diluted, as their effect would be antidilutive. For the nine months ended September 30, 2014 and 2013, securities totaling approximately 2,717,000 and 11,117,000 (including common shares underlying 5,426,000 preferred shares), respectively, have been excluded from the calculation of earnings per common share—diluted, as their effect would be antidilutive.
Note 6. Sale of Buildings
On February 28, 2013, the Company completed the sale of its manufacturing facility in Chicopee, Massachusetts for proceeds of $3,496,000, net of closing costs and commissions, and recorded a loss on the sale of $31,000. The Company has $102,000 and $785,000 accrued in accounts payable and accrued expenses as of September 30, 2014 and December 31, 2013, respectively, for certain environmental remediation costs related to the sale of this facility. The Company has leased back a reduced portion of the square footage for ongoing golf ball operations.

Note 7. Inventories
Inventories are summarized below (in thousands):

	September 30, 2014	December 31, 2013
Inventories:
Raw materials	$44,609	$56,104
Work-in-process	528	328
Finished goods	140,446	207,060
	$185,583	$263,492
Note 8. Goodwill and Intangibles Assets
Goodwill at September 30, 2014 and December 31, 2013 was $28,403,000 and $29,212,000, respectively. The decrease in goodwill during the nine months ended September 30, 2014 of $809,000 was due to foreign currency fluctuations. Gross goodwill before impairments at September 30, 2014 and December 31, 2013 was $30,152,000 and $30,961,000, respectively.
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
The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	September 30, 2014			December 31, 2013
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,326	255	31,581	31,287	294
Developed technology and other	1-9	7,961	7,959	2	7,961	7,944	17
Total intangible assets		$128,132	$39,285	$88,847	$128,132	$39,231	$88,901
Aggregate amortization expense on intangible assets was approximately $54,000 and $267,000 for the nine months ended September 30, 2014 and 2013, respectively.
Amortization expense related to intangible assets at September 30, 2014 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2014	$14
2015	51
2016	51
2017	51
2018	51
2019	39
$257

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
During the three and nine months ended September 30, 2014, the Company invested an additional $190,000 and $4,712,000 in preferred shares, respectively, of TopGolf, thereby increasing the Company's total investment as of September 30, 2014 to $42,317,000. The Company’s total ownership interest in TopGolf, including the incremental investments completed in 2014, remains at less than 20%. In addition, the Company does not have the ability to significantly influence the operating and financing activities and policies of TopGolf. Accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other,” and is included in other assets in the accompanying consolidated condensed balance sheets as of September 30, 2014 and December 31, 2013.
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
The following table provides a reconciliation of the activity related to the Company’s reserve for accrued warranty expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$7,396	$8,241	$6,406	$7,539
Provision	(15)	190	3,895	4,335
Claims paid/costs incurred	(1,499)	(1,665)	(4,419)	(5,108)
Ending balance	$5,882	$6,766	$5,882	$6,766
Note 11. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC 270, “Interim Reporting,” and ASC 740 “Accounting for Income Taxes” (together, “ASC 740”). In general, at the end of each interim period, the Company estimates the annual effective tax rate for foreign operations and applies that rate to its ordinary foreign quarterly earnings. For the nine months ended September 30, 2014, and consistent with prior quarters, the discrete method was used to calculate the Company's U.S. interim tax expense as the annual effective rate was not considered a reliable estimate of year-to-date income tax expense. Under the discrete method, the Company determines its U.S. tax expense based upon actual results as if the interim period were an annual period. The Company's full U.S. valuation allowance position and the seasonality of the Company's business create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the use of the discrete method is more appropriate than the annual effective tax rate method.
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

The provision for income taxes is primarily comprised of taxes related to the Company's foreign operations. The income tax provision for the three months ended September 30, 2014 and 2013 was $304,000 and $1,037,000, respectively, and was $3,651,000 and $4,941,000 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the income tax provision was primarily due to the release of certain unrecognized tax benefits in the three and nine months ended September 30, 2014 due to the lapse of statutes of limitation in various jurisdictions.
At September 30, 2014, the gross liability for income taxes associated with uncertain tax positions was $6,321,000. The liability for uncertain tax positions could be reduced by $2,024,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments as well as $3,176,000 of deferred taxes. The net amount of $1,121,000, if recognized, would favorably affect the Company’s consolidated condensed financial statements and effective income tax rate. The unrecognized tax benefit liabilities are expected to decrease approximately $426,000 during the next 12 months. The gross liability for uncertain tax positions decreased by $4,838,000 for the three months ended September 30, 2014. This decrease was primarily due to a change in tax position related to an unrecognized tax benefit in the United States and the release of certain unrecognized tax benefits due to lapse of statutes of limitation in various jurisdictions.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended September 30, 2014 and 2013, the Company's provision for income taxes includes a benefit of $31,000 and expense of $58,000, respectively, related to interest and penalties. For the nine months ended September 30, 2014 and 2013, the Company's provision for income taxes includes benefits of $55,000 and $150,000, respectively, related to interest and penalties. As of September 30, 2014 and December 31, 2013, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,108,000 and $1,163,000, respectively.
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
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance arrangements. As of September 30, 2014, the Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay under these agreements is $48,763,000 over the next four years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum purchase commitments as of September 30, 2014, are as follows (in thousands):

Remainder of 2014	$33,598
2015	12,499
2016	2,472
2017	192
2018	2
$48,763
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,278,000 as of September 30, 2014.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2014 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 13. Share-Based Employee Compensation
As of September 30, 2014, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan and the 2013 Non-Employee Directors Stock Incentive Plan. From time to time, the Company grants stock options, restricted stock units, phantom stock units, stock appreciation rights and other awards under these plans. In 2014, the Company granted restricted stock units and performance share units under these plans, compared to stock options and restricted stock units in 2013.
The table below summarizes the amounts recognized in the financial statements for the three and nine months ended September 30, 2014 and 2013 for share-based compensation, including expense for stock options, restricted stock units, phantom stock units, cash settled stock appreciation rights and performance share units. The decrease in share-based compensation expense during the three and nine months ended September 30, 2014 compared to the same periods in the prior year was due to a decline in the stock price period over period. In addition, compensation expense during 2013 included expense from phantom stock units which vested in January 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Cost of sales	$(55)	$84	$71	$229
Operating expenses	(436)	1,804	2,519	4,028
Total cost of share-based compensation included in income, before income tax	$(491)	$1,888	$2,590	$4,257
Stock Options
There were no stock options granted during the first nine months of 2014. During the nine months ended September 30, 2013, the Company granted 1,843,000 shares underlying stock options at a weighted average grant-date fair value of $2.47 per share based on the Black Scholes option-pricing model. There were no stock options granted during the third quarter of 2013. Total compensation expense recognized for stock options during the three and nine months ended September 30, 2014 was $358,000 and $1,081,000, respectively. Total compensation expense recognized for stock options during the three and nine months ended September 30, 2013 was $486,000 and $1,333,000, respectively.
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

The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of stock options granted during the nine months ended September 30, 2013. There were no stock options granted during the third quarter of 2013, and the first nine months of 2014.

Nine Months Ended September 30, 2013
Dividend yield	0.6%
Expected volatility	48.8%
Risk free interest rate	0.7%
Expected life	4.3 years
Restricted Stock Units
Restricted stock units are valued at the Company’s closing stock price on the date of grant and generally vest at the end of a three year period. Compensation expense for restricted stock units is recognized over the vesting period and is reduced by an estimate for forfeitures. During the three and nine months ended September 30, 2014, the Company granted 13,000 and 384,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $7.61 and $8.18 per share, respectively. Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three and nine months ended September 30, 2014 was $770,000 and $2,121,000, respectively.
During the nine months ended September 30, 2013, the Company granted 441,000 shares underlying restricted stock units at a weighted average grant-date fair value of $6.55 per share. There were no restricted stock units granted during the third quarter of 2013. Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three and nine months ended September 30, 2013 was $436,000 and $1,258,000, respectively.
At September 30, 2014, the Company had $4,770,000 of total unrecognized compensation expense related to non-vested restricted stock units under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Performance Share Units
Performance share units are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics that are measured over a one year performance period from the date of grant. These performance metrics were established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued will be fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 50% to 150% of the participant's target award. Compensation expense for performance share units is recognized over the vesting period and is reduced by an estimate for forfeitures, and will vary based on remeasurements during the performance period. If the performance metrics are not met at the end of the performance period, compensation expense would be reversed and the awards would be forfeited. The performance units vest in full at the end of a three year period.
The Company granted 453,000 performance share units during the nine months ended September 30, 2014 at a weighted average grant-date fair value of $8.20 per share. The company did not grant performance share units during the third quarter of 2014 or during the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2014, the Company recognized total compensation expense, net of estimated forfeitures, of $310,000 and $777,000, respectively, for performance share units.
Phantom Stock Units
Phantom stock units ("PSUs") are cash-settled awards that are remeasured at the end of each interim reporting period based on the closing price of the Company’s common stock. Compensation expense for PSUs is recognized over the vesting period and will vary based on changes in the Company's stock price. PSUs vest at the end of a three year period.
There were no PSUs granted in the first nine months of 2014 and 2013. The Company reversed $57,000 and recognized $374,000 of compensation expense related to previously granted PSUs during the three and nine months ended September 30, 2014, respectively, and recognized $430,000 and $947,000 in compensation expense during the three and nine months ended September 30, 2013, respectively.

At September 30, 2014, accrued compensation expense for PSUs was $1,624,000, which was recorded in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets. At December 31, 2013, the Company accrued $2,830,000 of compensation expense for PSUs, of which $1,439,000 was included in accrued employee compensation and benefits and $1,391,000 was included in long-term incentive compensation and other in the accompanying consolidated condensed balance sheets.
Stock Appreciation Rights
Stock appreciation rights ("SARs") are cash-settled awards that are indexed to the Company's stock price and are remeasured at the end of each interim period based on the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over a three year vesting period and fluctuates with changes in valuation. SARs continue to be remeasured subsequent to vesting until they are exercised.
There were no SARs granted during the three and nine months ended September 30, 2014 and 2013. Due to decreases in the Company's stock price during the three and nine months ended September 30, 2014, the Company reversed expense of $1,872,000 and $1,763,000, respectively, related to SARs. The Company recognized $536,000 and $719,000 of compensation expense related to SARs during the three and nine months ended September 30, 2013, respectively.
At September 30, 2014, the Company accrued compensation expense of $3,379,000 in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets. At December 31, 2013, the Company accrued compensation expense of $5,193,000, of which $4,200,000 and $993,000 was included in accrued employee compensation and benefits and long-term incentive compensation and other, respectively, in the accompanying consolidated condensed balance sheets.
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
The following table summarizes the valuation of the Company’s foreign currency exchange contracts (see Note 15) that are measured at fair value on a recurring basis by the above pricing levels at September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Foreign currency derivative instruments—asset position	$2,556	$—	$2,556	$—
Foreign currency derivative instruments—liability position	(316)	—	(316)	—
	$2,240	$—	$2,240	$—
December 31, 2013
Foreign currency derivative instruments—asset position	$557	$—	$557	$—
Foreign currency derivative instruments—liability position	(823)	—	(823)	—
	$(266)	$—	$(266)	$—
The fair value of the Company’s foreign currency exchange contracts is based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statements of operations.

Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, trade accounts receivable and trade accounts payable at September 30, 2014 and December 31, 2013 are reasonable estimates of fair value due to the short-term nature of these balances. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recorded on the accompanying consolidated condensed balance sheets at their carrying values at September 30, 2014 and December 31, 2013, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes(1)	$108,386	$126,450	$107,835	$138,668
ABL Facility(2)	$—	$—	$25,660	$25,660
Standby letters of credit(3)	$1,278	$1,278	$1,297	$1,297

(1)
The carrying value of the convertible notes at September 30, 2014 and December 31, 2013, is net of the unamortized discount of $4,114,000 and $4,665,000, respectively (see Note 3). The fair value of the convertible notes was determined based on secondary quoted market prices, and as such is classified as Level 2 in the fair value hierarchy.

(2)
The carrying value of amounts outstanding under the Company's ABL Facility approximate the fair value due to the short term nature of this obligation. The fair value of this debt is categorized within Level 2 of the fair value hierarchy.

(3)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. There were no amounts outstanding under these letters of credit at September 30, 2014 and December 31, 2013. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis when certain indicators are present. These assets include property, plant and equipment, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the nine months ended September 30, 2014 and 2013, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
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
The Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. At September 30, 2014 and December 31, 2013, the notional amounts of the Company’s foreign currency exchange contracts used to help mitigate the exposures discussed above were approximately $113,201,000 and $42,264,000, respectively. The increase in foreign currency exchange contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 14).
The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated condensed balance sheets at September 30, 2014 and December 31, 2013 (in thousands):

Derivatives not designated as hedging instruments	Asset Derivatives
	September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$2,556	Other current assets	$557

Derivatives not designated as hedging instruments	Liability Derivatives
	September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$316	Accounts payable and accrued expenses	$823
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and nine months ended September 30, 2014 and 2013, respectively, in addition to the derivative contract type (in thousands):

	Location of net gain (loss) recognized in income on derivative instruments	Amount of Net Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Foreign currency exchange contracts	Other income (expense), net	$8,766	$(5,565)	$1,164	$7,238
The amounts shown in the table above represent a combination of realized and unrealized net gains and losses that were recognized by the Company on its foreign currency exchange contracts during the third quarter and first nine months of 2014 and 2013. Unrealized gains and losses represent the remeasurement of foreign currency exchange contracts that will mature in future periods. In addition, during the third quarter of 2014 and 2013, the Company recognized net foreign currency losses of $5,030,000 and net foreign currency gains of $4,455,000, respectively, related to transactions with foreign subsidiaries. During the first nine months of 2014 and 2013, the Company recognized net foreign currency losses of $2,662,000 and net foreign currency gains of $148,000, respectively, related to transactions with foreign subsidiaries.
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

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013(1)	2014	2013(1)
Net sales:
Golf Clubs	$143,353	$152,207	$635,821	$604,433
Golf Balls	25,219	26,022	116,518	111,198
	$168,572	$178,229	$752,339	$715,631
Income before income taxes:
Golf Clubs (2)	$3,760	$(5,060)	$77,922	$63,969
Golf Balls (2)	543	(2,770)	17,350	(85)
Reconciling items(3)	(5,133)	(12,286)	(34,074)	(28,365)
	$(830)	$(20,116)	$61,198	$35,519
Additions to long-lived assets:
Golf Clubs	$2,169	$4,236	$7,401	$10,669
Golf Balls	102	66	203	95
	$2,271	$4,302	$7,604	$10,764

(1)
The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. For the three months ended September 30, 2013, this resulted in a decrease to net sales and an increase to loss before income taxes of $403,000 and $650,000, respectively, in the golf clubs segment, and a corresponding increase to net sales and decrease to loss before income taxes in the golf balls segment. For the nine months ended September 30, 2013, this resulted in increases in net sales and income before income taxes of $834,000 and $3,559,000, respectively, in the golf clubs segment, and corresponding decreases in net sales and income before income taxes in the golf balls segment.

(2)
In connection with the Cost Reduction Initiatives (see Note 2), the Company’s golf clubs and golf balls segments recognized pre-tax charges of $990,000 and $454,000, respectively during the three months ended September 30, 2013, and $4,261,000 and $4,682,000, respectively, during the nine months ended September 30, 2013.

(3)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The change in reconciling items in the third quarter and first nine months of 2014 compared to the same periods in 2013 was primarily due to foreign currency transactions. During the three and nine months ended September 30, 2013, the reconciling items include pre-tax charges of $414,000 and $1,423,000, respectively, in connection with the Cost Reduction Initiatives.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report.
Results of Operations
Overview of Business and Seasonality
Products
The Company designs, manufactures and sells high quality golf clubs, golf balls, golf bags and other golf-related accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s golf products are designed for golfers of all skill levels, both amateur and professional.
Operating Segments
The Company has two reportable operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf balls that are designed, manufactured and sold by the Company. As discussed in Note 16 “Segment Information” to the Notes to Consolidated Condensed Financial Statements, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.
Cost of Sales
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
Seasonality
In most of the regions where the Company does business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s business is therefore subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third quarter sales are generally dependent on reorder business but are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key markets. However, fourth quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability occurs during the first half of the year.
Foreign Currency
A significant portion of the Company’s business is conducted outside of the United States and is conducted in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into

U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s reported net sales in regions outside the U.S. in the first nine months of 2014 were negatively affected by the translation of foreign currency sales into U.S. dollars based on 2014 exchange rates. If exchange rates for the first nine months of 2013 were applied to 2014 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $4.3 million higher than the net sales reported in the first nine months of 2014. Additionally, in general, the U.S. dollar has recently strengthened against the foreign currencies in which the Company conducts its business, primarily the Japanese Yen. If this trend persists or if the U.S. dollar further strengthens against these currencies, it could significantly adversely impact the Company's future results of operations.
Executive Summary
The Company’s net sales for the first nine months of 2014 increased to $752.3 million or 5%, as compared to $715.6 million for the same period in 2013.  Despite softer than expected market conditions, the Company continued to gain market share, driven by growth in sales of woods (+6%), irons (+9%), golf balls (+5%) and accessories and other (+3%). Net sales for the first nine months of 2014 were adversely affected by $4.3 million of unfavorable fluctuations in foreign currency rates. The Company’s net sales for the third quarter of 2014 decreased 5% to $168.6 million due to the continued industry softness and the timing of new product launches compared to the same period in the prior year.
The Company’s gross profit as a percentage of sales increased 280 basis points during the first nine months of 2014 and by 540 basis points for the third quarter of 2014, both as compared to the same periods in the prior year. These increases were primarily the result of favorable pricing on certain woods products combined with an increase in sales of higher margin products compared to 2013, as well as improved manufacturing and distribution efficiencies resulting from the Company’s prior cost-reduction initiatives. Also contributing to the increase for the third quarter of 2014 was a decline in promotional activity, resulting in more full priced sales compared to 2013. In addition, there were no charges related to the cost-reduction initiatives in 2014 compared to charges incurred in 2013 of $7.4 million in the first nine months and $1.0 million in the third quarter (see Note 2 "Cost Reduction Initiatives" to the Notes to Consolidated Condensed Financial Statements in this Form 10-Q).
During the first nine months of 2014, the Company continued to manage operating expenses while also increasing its investment in its marketing and tour programs. As a result, operating expenses remained flat for the first nine months of 2014 compared to the same period in 2013. Operating expenses in the first nine months of 2013 included charges of $3.0 million related to the Company's cost-reduction initiatives, as well as incremental charges for bad debt. Operating expenses for the third quarter of 2014 decreased by $8.5 million, primarily as a result of a decline in bad debt expense, a decrease in stock compensation resulting from the remeasurement of cash-settled awards, as well as lower marketing expense due to a shift in new product launch timing.
For the first nine months of 2014, the Company’s other income/expense decreased by $9.6 million to other expense of $8.7 million compared to other income of $0.9 million in the first nine months of 2013. For the third quarter of 2014, the Company’s other income/expense improved by $4.9 million to other income of $1.8 million compared to other expense of $3.1 million in the third quarter of 2013. The changes in both periods are primarily attributable to the impact of changes in foreign currency rates on the Company’s outstanding hedging contracts, which are remeasured at the end of each reporting period.
For the first nine months of 2014, net income increased by $27.0 million or 88% to $57.5 million, and diluted earnings per share increased by $0.30 or 83% to $0.66 per share, as compared to the same period in 2013.  For the third quarter of 2014, net loss improved by $20.0 million to $1.1 million, and diluted loss per share improved by $0.31 to $0.01 per share, as compared to the third quarter of 2013. These improvements reflect the Company’s continued improvements in market share, tour success and operating efficiencies, as well as its anticipated return to profitability for the full year.
Three-Month Periods Ended September 30, 2014 and 2013
Net sales for the third quarter of 2014 decreased by $9.6 million to $168.6 million compared to $178.2 million in the third quarter of 2013. This decrease was due to a decline in golf club sales, with relatively flat golf ball sales. The decline in golf club sales was primarily due to continued industry softness combined with the timing of new product launches compared to the prior year. Despite the softer than expected market conditions, the Company gained market share due to continued brand momentum and the strong performance of the Big Bertha family of woods, APEX irons and Speed Regime and Supersoft golf balls launched during the current year.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended September 30,		Decline
	2014	2013 (1)	Dollars	Percent
Net sales:
Golf clubs	$143.4	$152.2	$(8.8)	(6)%
Golf balls	25.2	26.0	(0.8)	(3)%
	$168.6	$178.2	$(9.6)	(5)%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in a decrease to net sales of $0.4 million in the golf clubs segment, and a corresponding increase in net sales in the golf balls segment.
For further discussion of each operating segment’s results, see "Golf Clubs and Golf Balls Segments" results below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2014	2013	Dollars	Percent
Net sales:
United States	$74.5	$67.0	$7.5	11%
Europe	24.5	26.5	(2.0)	(8)%
Japan	35.1	48.6	(13.5)	(28)%
Rest of Asia	21.8	23.7	(1.9)	(8)%
Other countries	12.7	12.4	0.3	2%
	$168.6	$178.2	$(9.6)	(5)%
Net sales in the United States increased $7.5 million (11%) to $74.5 million during the third quarter of 2014 compared to the same period in the prior year. The Company’s sales in regions outside of the United States decreased $17.1 million (15%) to $94.1 million for the third quarter of 2014 compared to $111.2 million in the same quarter of 2013. The 5% decrease in net sales in all regions primarily resulted from the industry softness mentioned above, combined with later launch timing of certain products in Japan. This decrease was partially offset by the favorable impact of the translation of foreign currency sales into U.S. Dollars based upon 2014 exchange rates. If 2013 exchange rates were applied to 2014 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $0.4 million lower than reported in the third quarter of 2014.
Gross profit increased $5.9 million (10%) to $65.3 million for the third quarter of 2014 compared to $59.4 million in the third quarter of 2013. Gross profit as a percentage of net sales (“gross margin”) increased to 38.7% in the third quarter of 2014 compared to 33.3% in the third quarter of 2013. This increase was primarily due to (i) less promotional activity during the third quarter of 2014; (ii) a favorable shift in sales mix to higher margin Big Bertha woods and irons products in the third quarter of 2014 compared to the XHot woods and irons in the third quarter of 2013; (iii) a favorable shift in sales mix to premium Speed Regime golf balls in the third quarter of 2014; and (iv) cost savings from improved manufacturing and distribution efficiencies. These increases were partially offset by an increase in club component costs due to more expensive materials and technology incorporated into certain putters and woods products launched in the current year. See "Cost of Sales and Segment Profitability" below for further discussion of gross margin.
Selling expenses decreased by $3.0 million to $46.9 million (27.8% of net sales) in the third quarter of 2014 compared to $49.9 million (28.0% of net sales) in the comparable period of 2013. This decrease was primarily due to a $2.3 million decrease in marketing expenses due to the timing of promotional activity, in addition to a $0.4 million decrease in employee costs.

General and administrative expenses decreased by $6.0 million to $12.9 million (7.7% of net sales) in the third quarter of 2014 compared to $18.9 million (10.6% of net sales) in the comparable period of 2013. This decrease was primarily due to a $3.7 million decrease in bad debt expense as a result of additional reserves taken in the third quarter of 2013 related to a specific account, in addition to a $2.5 million decrease in employee costs primarily due to a $1.8 million decrease in stock compensation expense as a result of a 13% decrease in the Company's stock price during the third quarter of 2014, compared to an 8% increase in the Company's stock price in the third quarter of 2013.
Research and development expenses increased by $0.4 million to $8.1 million (4.8% of net sales) in the third quarter of 2014 compared to $7.7 million (4.3% of net sales) in the comparable period of 2013. This increase was primarily due to an increase in employee costs.
Other income (expense), net increased to other income of $3.8 million in the third quarter of 2014 compared to other expense of $1.1 million in the third quarter of 2013. This improvement was primarily due to a $4.8 million increase in net foreign currency gains in the third quarter of 2014 compared to the same period in 2013.
The Company’s provision for income taxes decreased to $0.3 million in the third quarter of 2014, compared to $1.0 million in the third quarter of 2013. The $0.7 million decrease resulted primarily from the release of certain unrecognized tax benefits during the third quarter of 2014 resulting from the lapse of certain statutes of limitation. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s effective tax rate for the third quarter of 2014 is not comparable to the effective tax rate for the third quarter of 2013 as the Company’s provision for income taxes is not directly correlated to its pretax loss.
Net loss for the third quarter of 2014 decreased $20.1 million to $1.1 million compared to $21.2 million in the third quarter of 2013. Diluted losses per share improved to $(0.01) in the third quarter of 2014 compared to $(0.32) in the third quarter of 2013.
Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2014 and 2013
Golf Clubs Segment
Golf club sales declined $8.8 million (6%) to $143.4 million in the third quarter of 2014 compared to the third quarter of 2013. This decline was primarily due to continued industry softness combined with the timing of new product launches compared to the prior year. Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2014	2013 (1)	Dollars	Percent
Net sales:
Woods	$52.2	$53.9	$(1.7)	(3)%
Irons	36.7	38.6	(1.9)	(5)%
Putters	13.7	19.8	(6.1)	(31)%
Accessories and other	40.8	39.9	0.9	2%
	$143.4	$152.2	$(8.8)	(6)%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in a decrease to net sales of $0.4 million in the golf clubs segment, and a corresponding increase in net sales in the golf balls segment.
The $1.7 million (3%) decrease in net sales of woods to $52.2 million for the quarter ended September 30, 2014 resulted from a decline in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to no new product launches during the third quarter of 2014 in Japan compared to two new products launched in the third quarter of 2013, combined with a decrease in sales of X2 Hot drivers and fairways due to the industry softness mentioned above, as well as a decrease in promotional activity in the third quarter of 2014 compared to the third quarter in the prior year. The increase in average selling prices was due to a favorable shift in product mix due to the success of the more premium Big Bertha woods products launched in the current year.
The $1.9 million (5%) decrease in net sales of irons to $36.7 million for the quarter ended September 30, 2014 was primarily attributable to a decline in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to less promotional activity combined with a decline in wedge sales due to the launch of the Company's Mac Daddy 2 wedge in the third quarter of 2013 with no comparable wedge launch during the third quarter of the current year. This was partially offset by the strong performance of the Company's APEX irons launched during the current year. The increase in average selling prices was due to a favorable shift in product mix due to the introduction of the APEX irons at higher average selling prices than the X Forged irons which were launched in the prior year.
The $6.1 million (31%) decrease in the net sales of putters to $13.7 million for the quarter ended September 30, 2014 was primarily due to a decline in sales volume partially offset by an increase in average selling prices. The decline in sales volume was due to a decrease in sales of closeout putter models in the third quarter of 2014 compared to the third quarter of 2013. The increase in average selling prices was due to a favorable shift in product mix to sales of the Company's counterbalanced technology putters (Tank and Tank Cruiser) as well as the introduction of the new elite Milled Collection putters during 2014 with no comparable elite putter launch during the prior year.
The $0.9 million (2%) increase in net sales of accessories and other to $40.8 million for the quarter ended September 30, 2014 was primarily due to an increase in sales of packaged sets, partially offset by a decline in apparel and footwear sales due to the transition of the Company’s apparel sales in Europe to a licensing arrangement during the first quarter of 2014.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Decline
	2014	2013(1)	Dollars	Percent
Net sales:
Golf balls	$25.2	$26.0	$(0.8)	(3)%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in a decrease to net sales of $0.4 million in the golf clubs segment, and a corresponding increase in net sales in the golf balls segment.
The $0.8 million (3%) decrease in net sales of golf balls to $25.2 million for the quarter ended September 30, 2014 was primarily due to a decline in sales volume partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to a decline in sales of the Company's HEX Chrome, X2 Hot and Practice balls partially offset by the success of the Company's Supersoft golf balls launched during the first quarter of 2014. The increase in average selling prices resulted from a decrease in promotional activity in the third quarter of 2014 compared to the third quarter of 2013, combined with sales of higher priced Speed Regime golf balls with no comparable premium ball launch in 2013.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth
	2014	2013(1)	Dollars	Percent
Income (loss) before income taxes:
Golf clubs(2)	$3.8	$(5.1)	$8.9	175%
Golf balls(2)	0.5	(2.8)	3.3	118%
Reconciling items(3)	(5.1)	(12.2)	7.1	58%
	$(0.8)	$(20.1)	$19.3	96%

(1)
The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to loss before income taxes of $0.7 million in the golf clubs segment, and a corresponding decrease in loss before income taxes in the golf balls segment.

(2)
In connection with the Cost Reduction Initiatives (see Note 2 "Cost Reduction Initiatives" to the Notes to Consolidated Condensed Financial Statements), during the three months ended September 30, 2013, the Company’s golf clubs and golf balls segments recognized pre-tax charges of $1.0 million and $0.5 million, respectively.

(3)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. For the third quarter of 2013, the reconciling items include pre-tax charges of $0.4 million related to the Cost Reduction Initiatives.

Pre-tax income in the Company’s golf clubs operating segment increased to $3.8 million for the third quarter of 2014 from a pre-tax loss of $5.1 million for the comparable period in the prior year. This increase was driven by an increase in gross profit as a percentage of sales ("gross margin" or "margin") combined with a decrease in operating expenses, offset by a decrease in net sales as discussed above. The increase in gross margin was primarily due to (i) less promotional activity in the third quarter of 2014 compared to the third quarter in 2013; (ii) a favorable shift in sales mix to higher margin Big Bertha woods and irons products in the third quarter of 2014 compared to the XHot woods and irons in the third quarter of 2013; and (iii) cost savings from improved manufacturing and distribution efficiencies. These increases were partially offset by an increase in club component costs due to more expensive materials and technology incorporated into certain putters and woods products launched in the current year. The decrease in operating expenses in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to decreases in bad debt expense and marketing expenses, as discussed above.
Pre-tax income in the Company’s golf balls operating segment increased to $0.5 million for the third quarter of 2014 from a pre-tax loss of $2.8 million for the comparable period in the prior year. This increase was primarily attributable to an 11.1 percentage point improvement in gross margin combined with a decrease in operating expenses, partially offset by a decrease in net sales as discussed above. The improvement in gross margin was primarily due to (i) less promotional activity during the third quarter of 2014; (ii) the launch of the premium Speed Regime golf balls in 2014 with no comparable launch in the prior year; and (iii) cost savings from improved manufacturing and distribution efficiencies. The decrease in operating expenses in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to decreases in bad debt expense and marketing expenses, as discussed above.
Nine-Month Periods Ended September 30, 2014 and 2013
Net sales for the nine months ended September 30, 2014 increased $36.7 million to $752.3 million compared to $715.6 million for the same period in 2013. This increase was due to increased sales in both the golf club and golf ball operating segments resulting from continued brand momentum and the strong performance of the Big Bertha family of woods, APEX irons, and Speed Regime and Supersoft golf balls launched during the current year resulting in market share gains across all product categories. These increases were partially offset by $4.3 million of unfavorable fluctuations in foreign currency rates.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Nine Months Ended September 30,		Growth
	2014	2013(1)	Dollars	Percent
Net sales:
Golf clubs	$635.8	$604.4	$31.4	5%
Golf balls	116.5	111.2	5.3	5%
	$752.3	$715.6	$36.7	5%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to net sales of $0.8 million in the golf clubs segment, and a corresponding decrease in net sales in the golf balls segment.
For further discussion of each operating segment’s results, see “Golf Clubs and Golf Balls Segments Results” below.

Net sales information by region is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2014	2013	Dollars	Percent
Net sales:
United States	$371.7	$351.1	$20.6	6%
Europe	115.0	104.9	10.1	10%
Japan	127.6	129.4	(1.8)	(1)%
Rest of Asia	73.9	66.7	7.2	11%
Other countries	64.1	63.5	0.6	1%
	$752.3	$715.6	$36.7	5%
Net sales in the United States increased $20.6 million (6%) to $371.7 million during the nine months ended September 30, 2014 compared to $351.1 million in the same period in the prior year. The Company’s sales in regions outside of the United States increased $16.1 million (4%) to $380.6 million for the nine months ended September 30, 2014 compared to $364.5 million in the same period in 2013. This overall 5% increase in net sales in all regions was due to the continued improvement in brand momentum as a result of the strong performance of the current year product introductions, which resulted in market share gains across all product categories primarily in the U.S. and Europe. This increase was partially offset by continued industry softness as well as the unfavorable impact of the translation of foreign currency sales into U.S. Dollars based upon 2014 exchange rates. If 2013 exchange rates were applied to 2014 reported sales in regions outside the U.S. and all other factors were held constant, net sales in such regions would have been $4.3 million higher than reported in the first nine months of 2014.
Gross profit increased $35.5 million to $321.0 million for the nine months ended September 30, 2014 compared to $285.5 million in the comparable period of 2013. Gross profit as a percentage of net sales (“gross margin”) increased to 42.7% in the first nine months of 2014 compared to 39.9% in the first nine months of 2013. This increase in gross margin was primarily due to (i)  a favorable shift in sales mix to higher margin woods and golf balls products in 2014 compared to 2013, combined with an increase in average selling prices of certain drivers and irons products in 2014 compared to 2013; (ii) a decrease in promotional activity in 2014 compared to 2013; and (iii) cost savings from improved manufacturing and distribution efficiencies. These improvements were partially offset by (i) the net unfavorable impact of changes in foreign currency rates, and (ii) an increase in club component costs due to more expensive materials and technology incorporated into certain putters and woods products launched in the current year.
Selling expenses increased by $4.9 million to $184.8 million (24.6% of net sales) during the nine months ended September 30, 2014 compared to $179.9 million (25.1% of net sales) in the comparable period of 2013. This increase was primarily due to a $4.5 million increase in marketing expenses.
General and administrative expenses decreased by $5.1 million to $43.5 million (5.8% of net sales) during the nine months ended September 30, 2014 compared to $48.6 million (6.8% of net sales) in the comparable period of 2013. This decrease was primarily due to a decrease of $2.2 million in bad debt expense as a result of additional reserves taken in the third quarter of 2013 related to a specific account, as well as a $2.0 million decrease in stock compensation expense as a result of a 14% decrease in the Company's stock price in 2014. These decreases were partially offset by a $1.2 million increase in accrued employee bonus and compensation.
Research and development expenses increased slightly to $22.9 million (3.0% of net sales) during the nine months ended September 30, 2014 compared to $22.4 million (3.1% of net sales) in the comparable period of 2013 primarily due to an increase in employee costs.
Interest expense increased by $0.6 million to $7.7 million during the nine months ended September 30, 2014 compared to $7.1 million in the comparable period of 2013 as a result of higher average outstanding borrowings period over period.
Other income (expense), net decreased to other expense of $1.4 million during the nine months ended September 30, 2014 compared to other income of $7.5 million in the comparable period of 2013. This decrease was primarily due to an $8.9 million increase in net foreign currency losses in the first nine months of 2014 compared to the same period in 2013.
The Company’s provision for income taxes decreased to $3.7 million for the nine months ended September 30, 2014, compared to $4.9 million in the comparable period of 2013. The $1.2 million decrease resulted primarily from the release of certain unrecognized tax benefits in 2014 resulting from the lapse of certain statutes of limitation. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s effective tax rate for 2014 is not comparable to the effective tax rate for 2013 as the Company’s provision for income taxes is not directly correlated to pretax income.
Net income for the nine months ended September 30, 2014 improved by $26.9 million to $57.5 million compared to $30.6 million in the comparable period of 2013. Diluted earnings per share increased to $0.66 in the first nine months of 2014 compared to $0.36 in the comparable period of 2013.
Golf Clubs and Golf Balls Segments Results for the Nine Months Ended September 30, 2014 and 2013
Golf Clubs Segment
Net sales information by product category is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2014	2013(1)	Dollars	Percent
Net sales:
Woods	$233.6	$219.4	$14.2	6%
Irons	162.2	148.7	13.5	9%
Putters	72.3	73.5	(1.2)	(2)%
Accessories and other	167.7	162.8	4.9	3%
	$635.8	$604.4	$31.4	5%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to net sales of $0.8 million in the golf clubs segment, and a corresponding decrease in net sales in the golf balls segment.
The $14.2 million (6%) increase in net sales of woods to $233.6 million for the nine months ended September 30, 2014 resulted from an increase in average selling prices with relatively flat sales volume. The increase in average selling prices was primarily due to the strong performance of the current year product line, including the more premium Big Bertha family of woods and X2 Hot Hybrids combined with less promotional activity compared to the same period in the prior year.
The $13.5 million (9%) increase in net sales of irons to $162.2 million for the nine months ended September 30, 2014 was primarily attributable to an increase in both average selling prices and sales volume due to the success of the more premium APEX irons during the current year combined with the introduction of the APEX irons at a higher average selling price than the X Forged irons introduced in the prior year.
The $1.2 million (2%) decrease in net sales of putters to $72.3 million for the nine months ended September 30, 2014 was primarily attributable to a decline in sales volume partially offset by an increase in average selling prices. The decline in sales volume was due to a shift in product launches to more premium models compared to the prior year core (higher volume) putter model launches. The increase in average selling prices was primarily due to a favorable shift in product mix due to increased sales of the Company's new counterbalanced technology putters (Tank and Tank Cruiser) as well as the introduction of the Company's new elite Metal X Milled putter during 2014, with no comparable elite putter launch in 2013.
The $4.9 million (3%) increase in net sales of accessories and other products to $167.7 million for the nine months ended September 30, 2014 was primarily due to an increase in net sales of packaged sets, headwear and golf bags. These increases were partially offset by a decline in apparel sales due to the transition of the Company's European apparel business to a licensing model at the beginning of the current year.

Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth
	2014	2013(1)	Dollars	Percent
Net sales:
Golf balls	$116.5	$111.2	$5.3	5%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to net sales of $0.8 million in the golf clubs segment, and a corresponding decrease in net sales in the golf balls segment.
The $5.3 million (5%) increase in net sales of golf balls to $116.5 million for the nine months ended September 30, 2014 was driven by an increase in average selling prices with relatively flat sales volume. The increase in average selling prices resulted from a favorable shift in product mix to sales of higher priced Speed Regime golf balls with no comparable premium ball launch in the prior year.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth
	2014	2013(1)	Dollars	Percent
Income before income taxes:
Golf clubs(2)	$77.9	$64.0	$13.9	22%
Golf balls(2)	17.4	(0.1)	17.5	NM
Reconciling items(3)	(34.1)	(28.4)	(5.7)	20%
	$61.2	$35.5	$25.7	72%

(1)
The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to income before income taxes of $3.6 million in the golf clubs segment, and a corresponding decrease in the income before income taxes in the golf balls segment.

(2)
In connection with the Cost Reduction Initiatives (see Note 2 "Cost Reduction Initiatives" to the Notes to Consolidated Condensed Financial Statements), during the nine months ended September 30, 2013, the Company’s golf clubs and golf balls segments recognized $4.3 million and $4.7 million, respectively, in pre-tax charges related to these initiatives.

(3)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items in the first nine months of 2014 compared to the first nine months of 2013 was due to the recognition of net losses on foreign currency transactions in 2014 compared to the recognition of net gains in 2013. For the nine months ended September 30, 2013, the reconciling items include pre-tax charges of $1.4 million related to the Cost Reduction Initiatives.

Pre-tax income in the Company’s golf clubs operating segment increased to $77.9 million for the nine months ended September 30, 2014 from $64.0 million for the comparable period in the prior year. This increase was driven by an increase in net sales as discussed above combined with an increase in gross margin, offset by an increase in operating expenses. The increase in gross margin was primarily driven by (i) a favorable shift in sales mix to the higher margin Big Bertha family of drivers in 2014 compared to the X Hot family of drivers in 2013; (ii) an increase in average selling prices on the X2 Hot family of drivers, fairways and irons in 2014 compared to the X Hot golf club products in 2013; (iii) a decrease in promotional activity in 2014 compared to 2013; and (iv) cost savings from improved manufacturing and distribution efficiencies. These increases were partially offset by (i) the net unfavorable impact of changes in foreign currency rates year over year, and (ii) an increase in club component costs due to more expensive materials and technology incorporated into certain woods and putter products launched in the current year. The increase in operating expenses during the first nine months of 2014 compared to the same period in 2013 was primarily due to increases in marketing expenses and accrued employee bonus and compensation, partially offset by decreases in bad debt expense and stock compensation expense, as discussed above.
Pre-tax income in the Company’s golf balls operating segment increased to $17.4 million for the nine months ended September 30, 2014 from a pre-tax loss of $0.1 million for the comparable period in the prior year. This increase was attributable to an increase in gross margin as well as an increase in net sales as discussed above, combined with a slight decrease in operating expenses. The increase in gross margin was primarily driven by (i) cost savings from improved manufacturing and distribution efficiencies; and (ii) the launch of the premium Speed Regime golf balls in 2014 with no comparable premium launch in 2013. These increases were partially offset by the net unfavorable impact of changes in foreign currency rates year over year.
Financial Condition
The Company’s cash and cash equivalents decreased $3.3 million to $33.5 million at September 30, 2014 from $36.8 million at December 31, 2013. Cash generated from operating activities increased by $30.7 million to $38.3 million during the nine months ended September 30, 2014 compared to $7.6 million in the comparable period of 2013. During the first nine months in 2014 and 2013, the Company used its cash and cash equivalents as well as cash generated from operating activities to pay down outstanding borrowings on its credit facilities (there were no repayments in 2013), and fund $8.8 million and $8.9 million in capital expenditures, respectively, as well as $4.7 million and $7.2 million in investments in golf-related ventures, respectively. The increase in cash provided by operating activities was primarily due to an increase in net income combined with a decline in inventory purchases during the period. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its ABL Facility, as deemed necessary (see further information on the ABL Facility below).
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of September 30, 2014, the Company’s net accounts receivable increased $50.9 million to $143.1 million from $92.2 million as of December 31, 2013. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $168.6 million during the third quarter of 2014 compared to net sales of $127.2 million during the fourth quarter of 2013. The Company’s net accounts receivable as of September 30, 2014 decreased by $14.3 million compared to the Company’s net accounts receivable as of September 30, 2013. This decrease was primarily attributable to the $9.7 million decrease in net sales during the third quarter of 2014 compared to the third quarter of 2013, combined with cash collections as a result of shorter payment terms period over period.
The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventory decreased $77.9 million to $185.6 million as of September 30, 2014 compared to $263.5 million as of December 31, 2013. This decrease in inventory reflects the general seasonality of the business. The Company’s inventory as of September 30, 2014 decreased by $5.3 million compared to the Company's inventory as of September 30, 2013 primarily due to a decline in woods and irons inventory due to the Company's close-out of its Razr product inventory combined with a decline in apparel inventory in Europe due to the Company's transition to a licensing model. Inventory as a percentage of the trailing 12 months net sales decreased to 21.1% as of September 30, 2014 compared to 22.8% as of September 30, 2013.
Liquidity and Capital Resources
The information set forth in Note 3 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Quarterly Report, is incorporated herein by this reference.

Liquidity
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and the ABL Facility. The Company experienced negative cash flows from operations in 2012 and 2013. During the second half of 2012, the Company implemented significant changes to its business, including among other things, steps designed to increase product sales as well as initiatives designed to reduce the Company’s manufacturing costs and operating expenses. (For further discussion of the Cost Reduction Initiatives (see Note 2 "Cost Reduction Initiatives" to the Notes to Consolidated Condensed Financial Statements). As a result of these initiatives, in the first nine months of 2014, the Company realized an increase in net sales and gross margin, and improved its cash flows from operations. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2014, and current and projected availability under the ABL Facility, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, contractual obligations and commercial commitments for at least the next 12 months.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s multi-year turnaround, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013). While management believes the Company's recovery is on track, as mentioned above, no assurance can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to fund its business due to a decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on the ABL Facility for needed liquidity. If the ABL Facility is not then available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected.
As of September 30, 2014, a significant portion of the Company’s total cash is held in regions outside of the U.S. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it would need to accrue and pay incremental U.S. federal and state income taxes, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards. The Company has not, nor does it intend to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. As such, the Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon.
Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of September 30, 2014 that could affect the Company’s future liquidity (in millions). Based upon the Company’s cash balances as of September 30, 2014, its estimates of funds expected to be generated from operations in 2014, and current and projected availability under the ABL Facility, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, contractual obligations and commercial commitments for at least the next 12 months.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Convertible notes(1)	$112.5	$—	$—	$112.5	$—
Interest on convertible notes(1)	20.7	4.4	8.4	7.9	—
Capital leases (2)	0.9	0.4	0.4	0.1	—
Operating leases(3)	25.8	9.3	11.1	4.4	1.0
Unconditional purchase obligations(4)	48.8	33.6	15.2	—	—
Uncertain tax contingencies(5)	4.2	0.6	0.8	0.8	2.0
Total	$212.9	$48.3	$35.9	$125.7	$3.0

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

(3)
Amounts represent future minimum lease payments. Capital lease obligations are included in accounts payable and accrued expenses and other long-term liabilities in the accompanying consolidated condensed balance sheets.

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

(5)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of September 30, 2014. Amount excludes uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion see Note 11 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

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
In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit in the amount of $1.3 million as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2013 was not material to the Company’s financial position, results of operations or cash flows. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2014 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 12 “Commitments & Contingencies” to the Notes to Consolidated Condensed Financial Statements and “Legal Proceedings” in Item 1 of Part II in this Form 10-Q.
Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $14.0 million for the year ending December 31, 2014.

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
The Company does not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” As such, changes in the fair value of the contracts are recognized in earnings in the period of change. At September 30, 2014 and December 31, 2013, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $113.2 million and $42.3 million, respectively. The increase in foreign currency exchange contracts reflects the general timing of when the Company enters into these contracts.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2014 through its foreign currency exchange contracts.
The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, is $12.3 million at September 30, 2014. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
The Company is exposed to interest rate risk from its ABL Facility. Outstanding borrowings under the ABL Facility accrue interest as described in Note 3 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q and in “Liquidity and Capital Resources” in Part I, Item 2. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by an increase of 10% in interest rates is $0.3 million at September 30, 2014.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2014, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In August 2014, the Company's Board of Directors authorized a $50.0 million share repurchase program under which it was authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases will be made consistent with the terms of the Company's credit facility which defines the amount of stock that can be repurchased. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
The following table summarizes the purchases by the Company during the third quarter of 2014:

	Three Months Ended September 30, 2014
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
July 1, 2014-July 31, 2014	—	$—	—	$50,000,000
August 1, 2014-August 31, 2014	101,206	$7.60	101,206	$49,230,855
September 1, 2014-September 30, 2014	31,000	$7.65	31,000	$48,993,699
Total	132,206	$7.61	132,206	$48,993,699
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
Date: November 4, 2014

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