Form 10-K
period 2014-12-31
CALLAWAY GOLF CO
filed 2015-03-03
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the Registrant’s common stock held by nonaffiliates of the Registrant was $642,454,268 based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and shares held in treasury, without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.
As of January 30, 2015, the number of shares outstanding of the Registrant’s common stock, $.01 par value, was 77,593,917.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC" or “Commission”) pursuant to Regulation 14A in connection with the Registrant’s 2015 Annual Meeting of Shareholders, which is scheduled to be held on May 13, 2015. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2014.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "on track," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, and the continued success of the Company's turnaround plan and the Company's recovery, as well as improved financial results during 2015. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

•
certain risks and uncertainties, including changes in capital market or economic conditions, delays, difficulties, changed strategies, or increased costs in implementing the Company’s turnaround plans;

•	consumer acceptance of and demand for the Company’s products;

•	future retailer purchasing activity, which can be significantly affected by adverse industry conditions and overall retail inventory levels;

•	the level of promotional activity in the marketplace;

•	future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions;

•	the ability of the Company to manage international business risks;

•	future changes in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs;

•	adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities;

•
delays, difficulties or increased costs in the supply of components needed to manufacture the Company’s products or in manufacturing the Company’s products, including the Company's dependence on a limited number of suppliers for some of its products;

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
For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in this report, as well as the Company’s other reports on Forms 10-Q and 8-K subsequently filed with the Commission from time to time. Investors should not to place undue reliance on these forward-looking statements, which are based on current information and speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Anypoint-Apex-Apex Tour-APW-Aqua Dry-Backstryke-Big Bertha-Big Bertha Alpha-Black Series-Callaway-Callaway Golf- Callaway Media Productions-Callaway Supersoft-C Grind-Chev-Chev 18-Chevron Device-Chrome Soft-Comfort Tech-CXR-D.A.R.T.- Dawn Patrol-Divine-Eagle-ERC II-FTiZ-FT Optiforce-FT Performance-FT Tour-Fusion-Gems-Gravity Core-Great Big Bertha-Heavenwood-Hex Aerodynamics-Hex Black Tour-Hex Chrome-Hex Diablo-Hex Pro-Hex Solaire-Hex Warbird-HX-HX Bite-HX Diablo-Hyper Speed Face-IMIX-Ion X-Jailbird-Kings of Distance-Legacy-Longer From Everywhere-Mack Daddy-Marksman-Metal-X-Number One Putter in Golf-Odyssey-Odyssey Works-OptiFit-Opti Flex-Opti Grip-Opti Shield-Opti Therm-ORG.14-ProType-Rossie-R Moto-S2H2-Sabertooth-SoftFast-Solaire-Speed Regime-Speed Step-SR1-SR2-SR3-Steelhead-Strata-Strata Jet-Stronomic-Superhot-Tank-Tank Cruiser-Teron-Tech Series-Ti-Hot-Tour Authentic-Tour i-Tour i(S)-Tour iX-Tour i(Z)-Trade In! Trade Up!-Trionomer Cover-Tru Bore-udesign-Versa-Warbird-Wedgeducation-White Hot-White Hot Tour-White Hot Pro- White Hot Pro Havok-White Ice-World's Friendliest-X-Act-X Hot-X Hot Pro-X² Hot-XR-X-SPANN-Xtra Traction Technology-XTT-Xtra Width Technology-2-Ball-3 Deep.

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
The Company designs, manufactures and sells high quality golf clubs, golf balls, golf bags and other golf-related accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s golf products are designed for golfers of all skill levels, both amateur and professional, and are generally designed to conform to the Rules of Golf as published by the United States Golf Association ("USGA") and the ruling authority known as the R&A. The Company has two reportable operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters. This segment also includes other golf-related accessories, royalties from licensing of the Company’s trademarks and service marks and sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf balls that are designed, manufactured and sold by the Company.
The Company generally sells its products to retailers, directly and through its wholly-owned subsidiaries, and to third-party distributors. The Company sells pre-owned golf products through its website, www.callawaygolfpreowned.com. In addition, the Company sells Callaway Golf and Odyssey products direct to consumers through its websites www.callawaygolf.com and www.odysseygolf.com. The Company also licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf related accessories, including golf apparel and footwear, prescription eyewear, golf gloves, umbrellas and practice aids. The Company’s products are sold in the United States and in over 100 countries around the world.
Financial Information about Segments and Geographic Areas
Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 19 in the Notes to the Company’s Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012, and is included as part of Item 8—“Financial Statements and Supplementary Data.”
Products
The Company designs, manufactures and sells high quality golf clubs, golf balls, golf bags and other golf-related accessories. The following table sets forth the contribution to net sales attributable to the Company's principal product groups for the periods indicated:

	Years Ended December 31,
	2014		2013(1)		2012(1)
	(Dollars in millions)
Woods	$269.5	31%	$249.8	30%	$198.1	24%
Irons	200.2	23%	178.8	21%	169.2	20%
Putters	81.1	9%	87.8	10%	92.6	11%
Golf balls	137.0	15%	131.1	16%	138.6	17%
Accessories and other	199.1	22%	195.3	23%	235.6	28%
Net sales	$886.9	100%	$842.8	100%	$834.1	100%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type.
For a discussion regarding the changes in net sales for each product group from 2014 to 2013 and from 2013 to 2012, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.

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
Golf Balls. This product category includes sales of the Company’s golf balls, which are sold under the Callaway Golf and Strata brands. The Company’s golf balls are generally either a 2-piece golf ball (consisting of a core and cover) or a multilayer golf ball (consisting of two or more components in addition to the cover). The Company’s golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate innovative designs, including the Company’s proprietary HEX Aerodynamics (i.e., a lattice of tubes that form hexagons and pentagons). The Company’s products compete at multiple price levels in the golf ball category.
Accessories and Other. This product category includes sales of packaged sets, golf bags, golf gloves, golf footwear, golf apparel, travel gear, headwear, towels, umbrellas, eyewear and other accessories, as well as sales of pre-owned products through the Company's website, www.callawaygolfpreowned.com. Additionally, this product category includes royalties from licensing of the Company’s trademarks and service marks on products including golf apparel and footwear, golf gloves, umbrellas, prescription eyewear and practice aids.
Product Design and Development
Product design at the Company is a result of the integrated efforts of its brand management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company designs its products to be technologically advanced and has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created a work environment in which new ideas are valued and explored. In 2014, 2013 and 2012, the Company invested $31.3 million, $30.9 million and $29.5 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new products.
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
Manufacturing
The Company has its primary golf club assembly facility in Monterrey, Mexico, and maintains limited golf club assembly for certain custom club orders in its facilities in Carlsbad, California. The Company's golf clubs are also assembled in China, Japan and other local markets based on regional demand for custom clubs.

At December 31, 2014 and 2013, most of the Company’s golf club production volume was made in regions outside of the United States. Overall, the golf club assembly process is fairly labor intensive and requires extensive global supply chain coordination and utilizes raw materials that are obtained from suppliers both internationally and within the United States.
In February 2013, the Company sold the building housing its golf ball manufacturing operations in Chicopee, Massachusetts and leased back a reduced portion of the square footage to better align with current manufacturing volumes. In addition, the Company utilizes golf ball contract manufacturers in China and Taiwan. During each of 2014 and 2013, approximately 60% of the golf ball production volume was manufactured in regions outside of the United States. The overall golf ball manufacturing process utilizes raw materials that are obtained from suppliers both internationally and within the United States and, although a significant amount of labor is used, is much more automated than the golf club assembly process.
The Company has its primary distribution center in Dallas, Texas for the distribution of goods in North America, a distribution center in Melbourne, Australia and third-party logistical operations in Tokyo, Japan, London, England, Shanghai, China, and Seoul, Korea to support the distribution needs of those markets.
Raw Materials
The Company purchases raw materials from domestic and international suppliers in order to meet scheduled production needs. Raw materials include steel, titanium alloys and carbon fiber for the manufacturing of golf clubs, and synthetic rubber, thermoplastics, zinc stearate, zinc oxide and lime stone for the manufacturing of golf balls. For certain risks associated with golf club and golf ball manufacturing, see “Risk Factors” contained in Item 1A.
Sales and Marketing
Sales in the United States
Of the Company’s total net sales, approximately 48% was derived from sales to customers within the United States in each of 2014 and 2013, and approximately 47% in 2012. The Company primarily sells to both on- and off-course golf retailers and sporting goods retailers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. The Company also sells certain products to mass merchants. Sales of the Company’s products in the United States are made and supported by full-time regional field representatives and in-house sales and customer service representatives. Most regions in the United States are covered by both a field representative and a dedicated in-house sales representative who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits.
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
The Company also has a separate team of club fitting specialists who focus on the Company’s custom club sales. A portion of the Company’s custom club sales are generated from the utilization of club fitting programs such as performance centers, which utilize high-speed cameras and precision software to capture relevant swing data. All performance centers and participating on-and-off course retail stores are equipped with custom fitting systems that incorporate the use of an extensive variety of clubhead and shaft combinations in order to find a set of golf clubs that fits a golfer’s personal specifications. The Company believes that offering golfers the opportunity to increase performance with custom club specifications increases sales and promotes brand loyalty.
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
Sales Outside of the United States
Of the Company’s total net sales, approximately 52% was derived from sales for distribution outside of the United States in each of 2014 and 2013, and approximately 53% in 2012. The Company does business (either directly or through its subsidiaries and distributors) in over 100 countries around the world.
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
Conducting business outside of the United States subjects the Company to increased risks inherent in international business. These risks include but are not limited to foreign currency risks, increased difficulty in protecting the Company’s intellectual property rights and trade secrets, unexpected government action or changes in legal or regulatory requirements, and social, economic or political instability. For a complete discussion of the risks associated with conducting business outside of the United States, see “Risk Factors” contained in Item 1A.
Sales of Pre-Owned Clubs and Online Store
The Company sells certified pre-owned golf products in addition to golf-related accessories through its website www.callawaygolfpreowned.com. The Company generally acquires the pre-owned products through the Company’s Trade In! Trade Up! program, which gives golfers the opportunity to trade in their used Callaway Golf clubs and certain competitor golf clubs at authorized Callaway Golf retailers or through the Callaway Golf Pre-Owned website for credit toward the purchase of new or pre-owned Callaway Golf equipment.
The Company also offers the full line of Callaway Golf and Odyssey products, including drivers, fairway woods, hybrids, irons, putters, golf balls and golf-related accessories, through its websites www.callawaygolf.com and www.odysseygolf.com.
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
For certain risks associated with competition, see “Risk Factors” contained in Item 1A.
Seasonality of Company's Business
In most of the regions where the Company does business, the game of golf is played primarily on a seasonal basis. Weather conditions in most parts of the world generally restrict golf from being played year-round, with many of the Company’s on-course customers closing during the cold weather months. The Company’s business is therefore subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second-quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third-quarter sales are generally dependent on reorder business but are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key markets. However, third-quarter sales can be affected by a mid-year launch of product, and fourth-quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, however, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability generally occurs during the first half of the year.
Environmental Matters
The Company’s operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants (collectively, “Environmental Laws”). In the ordinary course of its manufacturing processes, the Company uses paints, chemical solvents and other materials, and generates waste by-products that are subject to these Environmental Laws. In addition, in connection with the Top-Flite asset acquisition in 2003, the Company assumed certain monitoring and remediation obligations at its manufacturing facility in Chicopee, Massachusetts. In February 2013, the Company sold this facility and leased back a reduced portion of the square footage that it believes is adequate for its ongoing golf ball manufacturing operations. As part of the terms of this sale, the Company assumed certain ongoing environmental remediation obligations.
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
Sustainability
The Company believes it is important to conduct its business in an environmentally, economically and socially sustainable manner. In this regard, the Company has an environmental sustainability program which focuses on the reductions of volatile organic compound (VOC) emissions, reductions of hazardous waste, reductions in water usage, improved recycling and development programs which involve the elimination or reduction of undesirable chemicals and solvents in favor of safer and environmentally preferred alternatives. These efforts cross divisional lines and are visible in the following areas within the Company:

•
Facilities through the partnership with local utilities to implement energy reduction initiatives such as energy efficient lighting, demand response energy management and heating, ventilation and air conditioning optimization;

•	Manufacturing through lean initiatives and waste minimization;

•	Product development through specification of environmentally preferred substances;

•	Logistics improvements and packaging minimization; and

•	Supply chain management through Social, Safety and Environmental Responsibility audits of suppliers.

The Company also has two existing programs focusing on the community, the Callaway Golf Company Foundation and the Callaway Golf Company Employee Community Giving Program. Through these programs the Company and its employees are able to give back to the community through monetary donations and by providing community services. Information on both of these programs is available on the Company’s website www.callawaygolf.com. By being active and visible in the community and by embracing the principles of environmental stewardship, the Company believes it is acting in an environmentally and socially responsible manner.
Intellectual Property
The Company is the owner of approximately 3,000 U.S. and foreign trademark registrations and over 1,100 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Note 13 “Commitments & Contingencies—Legal Matters” in the Notes to Consolidated Financial Statements in this Form 10-K.
The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. For certain risks associated with intellectual property, see “Risk Factors” contained in Item 1A.
Licensing
The Company, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel and footwear, golf gloves, umbrellas, prescription eyewear and practice aids. With respect to its line of golf apparel, the Company has current licensing arrangements with Perry Ellis International for a complete line of men’s and women’s apparel for distribution in certain retail channels in the United States, Canada, Latin America, Europe, Middle East and Africa, and Sanei International Co., Ltd. for a complete line of men’s and women’s apparel for distribution in Asia and Asia Pacific countries. With respect to the footwear lines, the Company has a licensing arrangement with AMG-SF, LLC for a complete line of men’s and women’s golf footwear for distribution in certain retail channels in the United States and Canada.
In addition, the Company has also licensed its trademarks to, among others, (i) IZZO Golf for practice aids, (ii) SM Global, LLC for golf gloves sold exclusively to Costco Wholesale Corp., (iii) ShedRain Corporation for umbrellas sold exclusively to Costco Wholesale Corp. and iv) Walman Optical for a line of prescription Callaway eyewear.
Employees
As of December 31, 2014 and 2013, the Company and its subsidiaries had approximately 1,700 full-time and part-time employees. The Company employs temporary manufacturing workers as needed based on labor demands that fluctuate with the Company's seasonality.
The Company’s golf ball manufacturing employees in Chicopee, Massachusetts are unionized and are covered under a collective bargaining agreement, which expires on September 30, 2017. In addition, certain of the Company’s production employees in Australia and Mexico are also unionized. The Company considers its employee relations to be good.

Executive Officers of the Registrant
Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
Oliver G. Brewer III	51	President and Chief Executive Officer, Director
Bradley J. Holiday	61	Senior Executive Vice President and Chief Financial Officer
Alan Hocknell	43	Senior Vice President, Research and Development
Brian Lynch	53	Senior Vice President, General Counsel & Corporate Secretary
Mark Leposky	50	Senior Vice President, Global Operations
Alex Boezeman	55	President, East Asia
Neil Howie	52	Managing Director, Europe, Middle East and Africa
Oliver G. Brewer III is a Director and President and Chief Executive Officer of the Company and has served in such capacity since March 2012. Since 2012 Mr. Brewer has served as a Director of TopGolf International, Inc. in which Callaway Golf has a minority ownership interest. Additionally, Mr. Brewer currently serves as Chairman of National Golf Foundation's Board. Before joining Callaway Golf, Mr. Brewer served as the President and Chief Executive Officer of Adams Golf, Inc. since January 2002. He was President and Chief Operating Officer of Adams Golf from August 2000 to January 2002 and Senior Vice President of Sales and Marketing of Adams Golf from September 1998 to August 2000. Mr. Brewer also served on the Board of Directors of Adams Golf from 2000 until his resignation effective February 2012. Mr. Brewer has an M.B.A. from Harvard University and a B.S. in Economics from the College of William and Mary.
Bradley J. Holiday is Senior Executive Vice President and Chief Financial Officer of the Company and has served in such capacity since September 2003. Mr. Holiday is responsible for oversight over all of the Company’s finance and accounting functions, as well as its information systems. Mr. Holiday previously served as Executive Vice President and Chief Financial Officer beginning in August 2000. Before joining the Company, Mr. Holiday served as Vice President-Finance for Gateway, Inc. Prior to Gateway, Inc., Mr. Holiday was with Nike, Inc. in various capacities beginning in April 1993, including Chief Financial Officer-Golf Company, where he directed all global financial initiatives and strategic planning for Nike, Inc.’s golf business. Prior to Nike, Inc., Mr. Holiday served in various financial positions with Pizza Hut, Inc. and General Mills, Inc. Mr. Holiday serves on the board of Zagg, Inc. Mr. Holiday has an M.B.A. in Finance from the University of St. Thomas and a B.S. in Accounting from Iowa State University. In December 2014, the Company announced that Mr. Holiday plans to retire in 2015. The Company is currently conducting a search for his successor, and Mr. Holiday has agreed to continue as the Company's Chief Financial Officer until his replacement has been identified and a smooth transition has been effected.
Alan Hocknell is Senior Vice President, Research and Development and has served in such capacity since August 2009. In this role, Dr. Hocknell is primarily responsible for charting the Company’s product innovation and design strategies across all product categories. Dr. Hocknell has held the position of Vice President, Innovation and Advanced Design since 2004, and prior to that he held various other positions since joining the Company in 1998, including Senior Manager of Advanced Technology and Senior Director, Product Design and Engineering. Dr. Hocknell’s Doctorate degree is in Engineering Mechanics from Loughborough University in Leicestershire, England. Dr. Hocknell also has a Master's degree in Mechanical Engineering and Management from the Imperial College of Science, Technology and Medicine in London, England.
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
Neil Howie is President, Europe, Middle East and Africa and has served in such capacity since July 2011. In this role, Mr. Howie is responsible for the overall management functions in Europe, Middle East and Africa. Mr. Howie held the position of Managing Director of Callaway Golf Europe Ltd. since 2003, and has held various other positions since joining the Company in 1998, including Odyssey Brand Manager, U.K. Sales Manager, Regional Sales Manager and Director of European Sales. Prior to joining the Company in 1998, Mr. Howie served as Managing Director of Rogue Golf Company Ltd.
Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2015 Annual Meeting of Shareholders. In addition, copies of the employment agreements for all the executive officers are included as exhibits to this report.
Access to SEC Filings through Company Website
Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) through the Investor Relations section of the Company’s website at www.callawaygolf.com. These reports can be accessed free of charge from the Company’s website as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the U.S. Securities and Exchange Commission (the "Commission"). In addition, the Company’s Corporate Governance Guidelines, Code of Conduct and the written charters of the committees of the Board of Directors are available in the Corporate Governance portion of the Investor Relations section of the Company’s website and are available in print to any shareholder who requests a copy. The information contained on the Company’s website shall not be deemed to be incorporated into this report.
Item 1A. Risk Factors
Certain Factors Affecting Callaway Golf Company
The Company’s business, operations and financial condition are subject to various risks and uncertainties. The Company urges you to carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including those risks set forth under the heading entitled “Important Notice to Investors Regarding Forward-Looking Statements,” and in other documents that the Company files with the Commission, before making any investment decision with respect to the Company’s securities. If any of the risks or uncertainties actually occur or develop, the Company’s business, financial condition, results of operations and future growth prospects could be adversely affected. Under these circumstances, the trading prices of the Company’s securities could decline, and you could lose all or part of your investment in the Company’s securities.
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
A severe or prolonged economic downturn could adversely affect the Company's customers’ financial condition, their levels of business activity and their ability to pay trade obligations.
The Company primarily sells its products to golf equipment retailers directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. However, a severe or prolonged downturn in the general economy could adversely affect the retail golf equipment market which in turn, would negatively impact the liquidity and cash flows of the Company's customers, including the ability of such customers to obtain credit to finance purchases of the Company's products and to pay their trade obligations. This could result in increased delinquent or uncollectible accounts for some of the Company’s significant customers. A failure by the Company’s customers to pay on a timely basis a significant portion of outstanding account receivable balances would adversely impact the Company’s results of operations, financial condition and cash flows.
The Company has significant international sales and purchases, and unfavorable changes in foreign currency exchange rates could significantly affect the Company’s results of operations.
A significant portion of the Company’s purchases and sales is international, and the Company conducts transactions in various currencies worldwide. Conducting business in such currencies exposes the Company to fluctuations in foreign currency exchange rates relative to the U.S. dollar.
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
The Company’s primary credit facility is a senior secured asset-based revolving credit facility (as amended, the “ABL Facility”), comprised of a U.S. facility, a Canadian facility and a United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), inventory and accounts receivable, of the Company’s subsidiaries in the United States, Canada and the United Kingdom. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business, and increases and decreases with the changes in the Company's inventory and account receivable balances.

The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $23.0 million. If the Company experiences a decline in revenues or adjusted EBITDA, the Company may have difficulty paying interest and principal amounts due on its ABL Facility or other indebtedness and meeting certain of the financial covenants contained in the ABL Facility. If the Company is unable to make required payments under the ABL Facility, or if the Company fails to comply with the various covenants and other requirements of the ABL Facility or other indebtedness, the Company would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof. Any default under the ABL Facility or other indebtedness could have a significant adverse effect on the Company’s liquidity, business, operating results and financial condition and ability to make any dividend or other payments on the Company’s capital stock. See Note 4 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the terms of the ABL Facility.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s multi-year turnaround, demand for the Company’s products, foreign currency exchange rates and other risks and uncertainties applicable to the Company and its business. No assurances can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to fund its business due to a further decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on the ABL Facility for needed liquidity. If the ABL Facility is not then available or sufficient and the Company is not able to secure alternative financing arrangements, the Company’s future operations would be materially, adversely affected.
Unauthorized access to, or accidental disclosure of, consumer personally-identifiable information including credit card information, that the Company collects through its websites may result in significant expenses and negatively impact the Company's reputation and business.
There is growing concern over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. While the Company has implemented security measures, the Company’s computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. Any perceived or actual unauthorized or inadvertent disclosure of personally-identifiable information regarding visitors to the Company’s websites or otherwise, whether through a breach of the Company’s network by an unauthorized party, employee theft, misuse or error or otherwise, could harm the Company’s reputation, impair the Company’s ability to attract website visitors, or subject the Company to claims or litigation arising from damages suffered by consumers, and adversely affect the Company’s operations, financial performance and condition.
If the Company is unable to successfully manage the frequent introduction of new products that satisfy changing consumer preferences, it could significantly and adversely impact its financial performance and prospects for future growth.
The Company’s main products, like those of its competitors, generally have life cycles of two years or less, with sales occurring at a much higher rate in the first year than in the second. Factors driving these short product life cycles include the rapid introduction of competitive products and consumer demands for the latest technology. In this marketplace, a substantial portion of the Company’s annual revenues is generated each year by products that are in their first year of their product life cycle.
These marketplace conditions raise a number of issues that the Company must successfully manage. For example, the Company must properly anticipate consumer preferences and design products that meet those preferences while also complying with significant restrictions imposed by the Rules of Golf (see further discussion of the Rules of Golf below) or its new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, the Company’s research and development and supply chain groups face constant pressures to design, develop, source and supply new products that perform better than their predecessors—many of which incorporate new or otherwise untested technology, suppliers or inputs. Third, for new products to generate equivalent or greater revenues than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in the

Company’s own inventory. Should the Company not successfully manage the frequent introduction of new products that satisfy consumer demand, the Company’s results of operations, financial condition and cash flows could be significantly adversely affected.
A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect the Company’s sales.
The Company generates substantially all of its revenues from the sale of golf-related products, including golf clubs, golf balls and golf accessories. The demand for golf-related products in general, and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf being played by these participants, both of which have declined in recent years. If golf participation or the number of rounds of golf played continues to decrease, sales of the Company’s products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline.
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
In order for the Company to significantly grow its sales of golf clubs or golf balls, the Company must either increase its share of the market for golf clubs or golf balls, or the market for golf clubs or golf balls must grow. The Company already has a significant share of worldwide sales of golf clubs and golf balls and the golf industry is very competitive. As such, gaining incremental market share quickly or at all is difficult. Therefore, opportunities for additional market share may be limited given the challenging competitive nature of the golf industry. The Company also believes that the worldwide golf market has not grown significantly in recent years. In the future, the overall dollar volume of worldwide sales of golf clubs or golf balls may not grow or may decline.
If the Company inaccurately forecasts demand for its products, it may manufacture either insufficient or excess quantities, which, in either case, could adversely affect its financial performance.
The Company plans its manufacturing capacity based upon the forecasted demand for its products. Forecasting the demand for the Company's products is very difficult given the amount of specification involved. For example, the Company must forecast not only how many drivers it will sell, but also (1) the quantity of each driver model, (2) the quantity of the different lofts in each driver model, and (3) for each driver model and loft, the number of left handed and right handed versions. The nature of the Company’s business makes it difficult to adjust quickly its manufacturing capacity if actual demand for its products exceeds or is less than forecasted demand. If actual demand for its products exceeds the forecasted demand, the Company may not be able to produce sufficient quantities of new products in time to fulfill actual demand, which could limit the Company’s sales and adversely affect its financial performance. On the other hand, if actual demand is less than the forecasted demand for its products, the Company could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect the Company’s financial performance.
The Company depends on single source or a limited number of suppliers for some of its products, and the loss of any of these suppliers could harm its business.
The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single sourced. Furthermore, some of the Company’s products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. In addition, many of the Company’s suppliers are not well capitalized and prolonged unfavorable economic conditions could increase the risk that they will go out of business. If current suppliers are unable to deliver clubheads, shafts or other components, or if the Company is required to transition to other suppliers, the Company could experience significant production delays or disruption to its business. The Company also depends on a single or a limited number of suppliers for the materials it uses to make its golf balls. Many of these materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company’s golf ball business. If the Company were able to experience any such delays or interruptions, the Company may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.

A significant disruption in the operations of the Company’s golf club assembly and golf ball manufacturing and assembly facilities could have a material adverse effect on the Company’s sales, profitability and results of operations.
A significant disruption at any of the Company’s golf club or golf ball manufacturing facilities or distribution centers in the United States and in regions outside the United States could materially and adversely affect the Company’s sales, profitability and results of operations.
Regulations related to “conflict minerals” require the Company to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing the Company’s products.
In August 2012, the Commission adopted rules requiring disclosure related to sourcing of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The rules require companies to, under specified circumstances, undertake due diligence, disclose and report whether or not such minerals originated from the Democratic Republic of Congo or an adjoining country. The Company’s products may contain some of the specified minerals. As a result, the Company will incur additional expenses in connection with complying with the rules, including with respect to any due diligence that is required under the rules. In addition, the implementation of the rules could adversely affect the sourcing, supply and pricing of materials used in the Company’s products. There may only be a limited number of suppliers offering “conflict free” conflict minerals, and the Company cannot be certain that it will be able to obtain necessary “conflict free” conflict minerals from such suppliers in sufficient quantities or at competitive prices. Because the Company’s supply chain is complex, the Company may also not be able to sufficiently verify the origins of the relevant minerals used in the Company’s products through the due diligence procedures that the Company implements, which may harm the Company’s reputation.
A disruption in the service or a significant increase in the cost of the Company’s primary delivery and shipping services for its products and component parts or a significant disruption at shipping ports could have a material adverse effect on the Company’s business.
The Company uses United Parcel Service (“UPS”) for substantially all ground shipments of products to its U.S. customers. The Company uses air carriers and ocean shipping services for most of its international shipments of products. Furthermore, many of the components the Company uses to build its golf clubs, including clubheads and shafts, are shipped to the Company via air carrier and ship services. If there is any significant interruption in service by such providers or at airports or shipping ports, the Company may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver its products or components in a timely and cost-efficient manner. As a result, the Company could experience manufacturing delays, increased manufacturing and shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in UPS services, air carrier services, ship services or at shipping ports could have a material adverse effect upon the Company’s business. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, the Company’s operating results could be materially adversely affected.
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
Golf Balls. The golf ball business is also highly competitive. There are a number of well-established and well-financed competitors, including one competitor with an estimated U.S. market share of over 50%. The Company’s competitors continue to incur significant costs in the areas of advertising, tour and other promotional support. The Company believes that to be competitive, the Company also needs to continue to incur significant expenses in tour, advertising and promotional support. Unless there is a change in competitive conditions, these competitive pressures and increased costs will continue to adversely affect the profitability of the Company’s golf ball business.

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
On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 8% of the Company’s consolidated revenues in 2014, 2013 and 2012. The Company's top five customers accounted for more than 25% of the Company's consolidated revenues in 2014, and 23% in 2013 and 25% in 2012. On a segment basis, in 2014, the Company's top five golf club and golf ball customers accounted for approximately 25% and 30% of the Company’s total consolidated golf club and golf ball sales, respectively. A loss of one or more of these customers could have a significant adverse effect on the Company’s golf club and golf ball sales.
International political instability and terrorist activities may decrease demand for the Company’s products and disrupt its business.
Terrorist activities and armed conflicts could have an adverse effect upon the United States or worldwide economy and could cause decreased demand for the Company’s products as consumers’ attention and interests are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, or the operation of the Company’s manufacturing facilities, the Company’s ability to obtain the materials necessary to manufacture its products and to deliver customer orders would be harmed, which would have a significant adverse effect on the Company’s results of operations, financial condition and cash flows. Such events can negatively impact tourism, which could adversely affect the Company’s sales to retailers at resorts and other vacation destinations. In addition, the occurrence of political instability and/or terrorist activities generally restricts travel to and from the affected areas, making it more difficult in general to manage the company’s international operations.
The Company’s business could be harmed by the occurrence of natural disasters or pandemic diseases.
The occurrence of a natural disaster, such as an earthquake, tsunami, fire, flood or hurricane, or the outbreak of a pandemic disease, could significantly adversely affect the Company’s business. A natural disaster or a pandemic disease could significantly adversely affect both the demand for the Company’s products as well as the supply of the components used to make the Company’s products. Demand for golf products also could be negatively affected as consumers in the affected regions restrict their recreational activities and as tourism to those areas declines. If the Company’s suppliers experienced a significant disruption in their business as a result of a natural disaster or pandemic disease, the Company’s ability to obtain the necessary components to make its products could be significantly adversely affected. In addition, the occurrence of a natural disaster or the outbreak of a pandemic disease generally restricts travel to and from the affected areas, making it more difficult in general to manage the Company’s international operations.
The Company’s business and operating results are subject to seasonal fluctuations, which could result in fluctuations in its operating results and stock price.
The Company’s business is subject to seasonal fluctuations. The Company’s first quarter-sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. The Company’s second and third-quarter sales generally represent reorder business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of products by the Company’s competitors. Retailers are sometimes reluctant to reorder the Company’s products in significant quantities when they already have excess inventory of products of the Company or its competitors. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of the Company’s key markets and the number of rounds played are up. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like those of golf clubs, reorders of golf balls depend on the rate of sell-through. The Company’s sales during the fourth quarter are generally significantly less than those of the other quarters because in many of the Company’s key regions fewer people are playing golf during that time of year due to cold weather. Furthermore, the Company generally announces its new product line in the fourth quarter to allow retailers to plan for the new golf season. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products or result in closeout sales at reduced prices.
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
Goodwill and intangible assets represent a significant portion of the Company’s total assets and any impairment of these assets could negatively impact the Company's results of operations and shareholders’ equity.
The Company’s goodwill and intangible assets consist of goodwill from acquisitions, trade names, trademarks, service marks, trade dress, patents and other intangible assets.
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
The Company has a significant amount of U.S. federal and state deferred tax assets, which include net operating loss carryforwards and other losses. The Company’s ability to utilize the losses to offset future taxable income may be limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. The Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.
Changes in equipment standards under applicable Rules of Golf could adversely affect the Company’s business.
The Company seeks to have its new golf club and golf ball products satisfy the standards published by the USGA and The R&A in the Rules of Golf because these standards are generally followed by golfers, both professional and amateur, within their respective jurisdictions. The USGA publishes rules that are generally followed in the United States, Canada and Mexico, and The R&A publishes rules that are generally followed in most other countries throughout the world. However, the Rules of Golf as published by The R&A and the USGA are virtually the same and are intended to be so pursuant to a Joint Statement of Principles issued in 2001.
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
The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf and Odyssey branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Web.com Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of the Company’s professional endorsers were to stop using the Company’s products contrary to their endorsement agreements, the Company’s business could be adversely affected in a material way by the negative publicity or lack of endorsement.
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
The Company’s current senior management team and other key executives are critical to the Company’s success, and the loss of, and failure to adequately replace, any such individual could significantly harm the Company’s business.
The Company’s ability to maintain its competitive position is dependent to a large degree on the efforts and skills of the senior officers of the Company. The Company’s executives are experienced and highly qualified with strong reputations in the golf industry, and the Company believes that its management team enables it to pursue the Company’s strategic goals. In December 2014, the Company announced that Mr. Holiday plans to retire in 2015. The Company is currently conducting a search for his successor, and Mr. Holiday has agreed to continue as the Company’s Chief Financial Officer until his replacement has been identified and a smooth transition has been effected. The success of the Company’s business is dependent upon the management and leadership skills of its senior management team and other key personnel. Competition for these individuals’ talents is intense, and the Company may not be able to attract and retain a sufficient number of qualified personnel in the future. A prolonged delay in finding Mr. Holiday's replacement or the loss of one or more of these senior officers could have a material adverse affect upon the Company and its ability to achieve its strategic goals.
Failure to adequately enforce the Company’s intellectual property rights could adversely affect its reputation and sales.
The golf club industry, in general, has been characterized by widespread imitation of popular club designs. The Company has an active program of monitoring, investigating and enforcing its proprietary rights against companies and individuals who market or manufacture counterfeits and “knockoff” products. The Company asserts its rights against infringers of its copyrights, patents, trademarks and trade dress. However, these efforts may not be successful in reducing sales of golf products by these infringers. Additionally, other golf club manufacturers may be able to produce successful golf clubs which imitate the Company’s designs without infringing any of the Company’s copyrights, patents, trademarks or trade dress. The failure to prevent or limit such infringers or imitators could adversely affect the Company’s reputation and sales.
The Company may become subject to intellectual property lawsuits that could cause it to incur significant costs or pay significant damages or that could prohibit it from selling its products.
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
The Leahy-Smith America Invents Act (the “Leahy-Smith Act”), which was adopted in September 2011, includes a number of significant changes to the U.S. patent laws, such as, among other things, changing from a “first to invent” to a “first inventor to file” system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. The U.S. Patent and Trademark Office has recently implemented regulations relating to these changes, and the courts have yet to address many of the new provisions of the Leahy-Smith Act. Some of these changes or potential changes may not be advantageous to the Company, and it may become more difficult to obtain adequate patent protection or to enforce the Company’s patents against third parties. While the Company cannot predict the impact of the Leahy-Smith Act at this time, these changes or potential changes could increase the costs and uncertainties surrounding the prosecution of the Company’s patent applications and adversely affect the Company’s ability to protect its intellectual property.
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
Changes in tax laws and unanticipated tax liabilities could adversely affect the Company's effective income tax rate and profitability.
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. The Company's effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-US earnings for which the Company has not previously provided for U.S. taxes. The Company regularly assesses all of these matters to determine the adequacy of its tax provision, which is subject to significant discretion.
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
Item 1B. Unresolved Staff Comments
None.
Item 2.    Properties
The Company and its subsidiaries conduct operations in both owned and leased properties. The Company’s principal executive offices and domestic operations are located in Carlsbad, California. The Company has four buildings that are utilized in its Carlsbad operations, which are comprised of corporate offices and the Company’s performance center, as well as manufacturing, research and development, warehousing and distribution facilities. These buildings comprise approximately 546,000 square feet of space. The Company owns two of these buildings, representing approximately 269,000 square feet of space, and leases the remaining two buildings representing approximately 277,000 square feet of space. The Company is currently subleasing one of these two buildings comprised of 150,000 square feet. The lease terms expire between March 2016 and November 2017.
In February 2013, the Company sold its golf ball manufacturing plant in Chicopee, Massachusetts and leased back approximately 232,000 square feet, which the Company believes is adequate for its ongoing golf ball manufacturing operations at such facility. The lease term for this facility expires in February 2018.
The Company also leases a golf club manufacturing facility in Monterrey, Mexico comprised of approximately 180,000 square feet. The lease term for this facility expires in February 2018.
In addition, the Company leases a distribution center in Roanoke, Texas comprised of approximately 202,000 square feet. The lease term for this facility expires in September 2020.
The Company owns and leases additional properties domestically and internationally, including properties in the United States, Australia, Canada, Japan, Korea, the United Kingdom, China, Thailand and India. The Company’s operations at each of these properties includes to some extent activities related to both the golf club and golf ball businesses. The Company believes that its facilities currently are adequate to meet its requirements.

Item 3.    Legal Proceedings
The information set forth in Note 13 “Commitments & Contingencies,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by this reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its common stock is “ELY.” As of January 31, 2015, the number of holders of record of the Company’s common stock was 6,090. The following table sets forth the range of high and low per share sales prices of the Company’s common stock and per share dividends for the periods indicated.

	Year Ended December 31,
	2014			2013
Period:	High	Low	Dividend	High	Low	Dividend
First Quarter	$10.25	$7.97	$0.01	$7.30	$6.30	$0.01
Second Quarter	$10.35	$7.51	$0.01	$7.11	$6.15	$0.01
Third Quarter	$9.12	$7.24	$0.01	$7.58	$6.58	$0.01
Fourth Quarter	$8.14	$6.79	$0.01	$8.97	$7.07	$0.01
The Company intends to continue to pay quarterly dividends subject to liquidity, capital availability and quarterly determinations that cash dividends are in the best interests of its shareholders. Future dividends may be affected by, among other items, the Company’s views on potential future capital requirements, projected cash flows and needs, changes to the Company’s business model, and certain restrictions limiting dividends imposed by the ABL Facility (see Note 4 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K).

Performance Graph
The following graph presents a comparison of the cumulative total shareholder return of the Company’s common stock since December 31, 2009 to two indices: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 600 Smallcap Index (“S&P 600”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the United States, and is considered to be a leading indicator of U.S. equity securities. The S&P 600 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of small-cap stocks traded in the United States. The graph assumes an initial investment of $100 at December 31, 2009 and reinvestment of all dividends in ELY stock on the dividend payable date.

	2009	2010	2011	2012	2013	2014
Callaway Golf (NYSE: ELY)	$100.00	$107.07	$73.41	$86.32	$112.00	$102.34
S&P 500	$100.00	$112.78	$112.78	$127.90	$165.76	$184.64
S&P 600 Smallcap	$100.00	$124.98	$124.78	$143.33	$200.08	$208.96
The Callaway Golf Company cumulative total shareholder return is based upon the closing prices of Callaway Golf Company common stock on December 31, 2009, 2010, 2011, 2012, 2013 and 2014 of $7.54, $8.07, $5.53, $6.50, $8.43 and $7.70, respectively.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2014, the Company's Board of Directors authorized a $50.0 million share repurchase program under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases will be made consistent with the terms of the Company's credit facility which defines the amount of stock that can be repurchased. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
During 2014, the Company repurchased approximately 133,000 shares of its common stock under the 2014 repurchase program at an average cost per share of $7.62 for a total cost of $1.0 million. There were no share repurchases during the fourth quarter of 2014. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

Item 6.    Selected Financial Data
The following statements of operations data and balance sheet data for the five years ended December 31, 2014 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2014 and 2013 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2014 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere in this report.

	Years Ended December 31,
	2014(1)	2013(1)(2)	2012(1)(2)(3)(4)	2011(4)(5)(6)(7)(8)	2010(4)(6)(7)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$886,945	$842,801	$834,065	$886,528	$967,656
Cost of sales	529,019	528,043	585,897	575,226	602,160
Gross profit	357,926	314,758	248,168	311,302	365,496
Selling, general and administrative expenses	295,893	294,583	334,861	358,081	355,716
Research and development expenses	31,285	30,937	29,542	34,309	36,383
Income (loss) from operations	30,748	(10,762)	(116,235)	(81,088)	(26,603)
Interest income	438	558	550	546	2,886
Interest expense	(9,499)	(9,123)	(5,513)	(1,618)	(848)
Other income (expense), net	(48)	6,005	3,152	(8,101)	(10,997)
Income (loss) before income taxes	21,639	(13,322)	(118,046)	(90,261)	(35,562)
Income tax provision (benefit)	5,631	5,599	4,900	81,559	(16,758)
Net income (loss)	16,008	(18,921)	(122,946)	(171,820)	(18,804)
Dividends on convertible preferred stock	—	3,332	8,447	10,500	10,500
Net income (loss) allocable to common shareholders	$16,008	$(22,253)	$(131,393)	$(182,320)	$(29,304)
Income (loss) per common share:
Basic	$0.21	$(0.31)	$(1.96)	$(2.82)	$(0.46)
Diluted	$0.20	$(0.31)	$(1.96)	$(2.82)	$(0.46)
Dividends paid per common share	$0.04	$0.04	$0.04	$0.04	$0.04

	December 31,
	2014(1)	2013(1)(2)	2012(1)(2)(3)	2011(5)(7)(8)	2010(7)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$37,635	$36,793	$52,003	$43,023	$55,043
Working capital	$199,905	$195,407	$225,430	$251,545	$368,563
Total assets	$624,811	$663,863	$637,636	$727,112	$876,012
Long-term liabilities	$149,149	$153,048	$154,362	$46,514	$13,967
Total Callaway Golf Company shareholders’ equity	$291,534	$284,619	$318,990	$509,956	$684,267

(1)
On August 29, 2012, the Company issued $112.5 million of 3.75% Convertible Senior Notes (the “convertible notes”) due August 15, 2019, of which $63.2 million in aggregate principal amount was issued in exchange for 632,270 shares of the Company’s then-outstanding 7.50% Series B Cumulative Perpetual Convertible Preferred Stock in separate, privately negotiated exchange transactions, and $49.3 million in aggregate principal amount was issued in private placement transactions for cash (see Note 4 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K). In connection with the convertible notes, the Company recognized interest expense of $5.0 million, $4.9 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)
The Company’s operating statement for the years ended December 31, 2013 and 2012 include pre-tax charges of $16.6 million and $54.1 million, respectively, in connection with the Company's cost-reduction initiatives that were announced in July 2012 (the "Cost Reduction Initiatives"). As a result of these initiatives, in 2012, the Company recorded related decreases in working capital and total assets from the impairment of certain intangible assets including goodwill, as well as the write-off of certain long-lived assets and inventory. See Note 3 “Restructuring Initiatives,” Note 8 “Goodwill and Intangible Assets” and Note 7 “Sale of Buildings” in the Notes to Consolidated Financial Statements in this Form 10-K.

(3)
During the first quarter of 2012, in an effort to simplify the Company’s operations and increase focus on the Company’s core Callaway and Odyssey business, the Company sold its Top-Flite and Ben Hogan brands, including trademarks, service marks and certain other intellectual property for net cash proceeds of $26.9 million. The sale of these two brands resulted in a pre-tax net gain of $6.6 million. See Note 8 “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in this Form 10-K.

(4)
The Company’s operating statements for the years ended December 31, 2012 and 2011 include pre-tax charges of $1.0 million and $16.3 million, respectively, in connection with workforce reductions related to the reorganization and reinvestment initiatives announced in June 2011. See Note 3 “Restructuring Initiatives” in the Notes to Consolidated Financial Statements in this Form 10-K. The operating statement for the year ended December 31, 2010 includes pre-tax charges of $4.0 million in connection with certain workforce reductions announced in 2010.

(5)
The Company’s provision for income taxes for the year ended December 31, 2011 includes $52.5 million of tax expense in order to establish a valuation allowance against its U.S. deferred tax assets and $21.6 million related to the recognition of certain prepaid tax expenses on intercompany profits. The reduction of deferred tax assets had a corresponding decrease in working capital and total assets, as well as an increase in long-term liabilities. See Note 12 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.

(6)
In connection with the global operations strategy initiatives that were announced in 2010, the Company’s operating statements for the years ended December 31, 2011 and 2010 include pre-tax charges of $24.7 million and $14.8 million, respectively, related to these initiatives. See Note 3 “Restructuring Initiatives” in the Notes to Consolidated Financial Statements in this Form 10-K.

(7)
In 2011 and 2010, the Company recognized pre-tax impairment charges of $5.4 million and $7.5 million, respectively, in connection with the write-down of certain trademarks and trade names. Additionally, in 2011, the Company recognized a pre-tax impairment charge of $1.1 million in connection with the write-off of goodwill.

(8)
In March 2011, the Company completed the sale of three of its buildings located in Carlsbad, California. In connection with this sale, the Company recognized a pre-tax gain of $6.2 million. See Note 7 “Sale of Buildings” in the Notes to Consolidated Financial Statements in this Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the section “Important Notice to Investors Regarding Forward-Looking Statements” that appear elsewhere in this report.
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
Management believes the critical accounting policies discussed below affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. For a complete discussion of all of the Company’s significant accounting policies, see Note 2 “Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-K.
Revenue Recognition
Sales are recognized, in general, as products are shipped to customers, net of an allowance for sales returns and accruals for sales programs in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”. In certain cases, the Company recognizes sales when products are received by customers. The Company records a reserve for anticipated returns through a reduction of sales and cost of sales in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. In addition, from time to time, the Company offers sales programs that allow for specific returns. The Company records a reserve for anticipated returns related to these sales programs based on the terms of the sales program. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual costs of sales returns are significantly different than the recorded estimated allowance, the Company may be exposed to losses or gains that could be material. Assuming there had been a 10% increase over the recorded estimated allowance for 2014 sales returns, pre-tax income for the year ended December 31, 2014 would have decreased by approximately $0.9 million.
The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs. The Company’s primary sales program, “the Preferred Retailer Program,” offers longer payment terms during the initial sell-in period, as well as potential rebates and discounts, for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training. Under this program, qualifying retailers can earn either discounts or rebates based upon the amount of product purchased. Discounts are applied and recorded at the time of sale. For rebates, the Company accrues an estimate of the rebate at the time of sale based on the customer’s estimated qualifying current year product purchases. The estimate is based on the historical level of purchases, adjusted for any factors expected to affect the current year purchase levels. The estimated year-end rebate is adjusted quarterly based on actual purchase levels, as necessary. The Preferred Retailer Program is generally short term in nature and the actual costs of the program are known as of the end of the year and paid to customers shortly after year-end. In addition to the Preferred Retailer Program, the Company from time to time offers additional sales program incentive offerings which are also generally short term in nature. Historically the Company’s actual costs related to its Preferred Retailer Program and other sales programs have not been materially different than its estimates.
Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. However, if the Company is not able to accurately determine when gift card redemption is remote, the Company may be exposed to losses or gains that could be material. The deferred revenue associated with outstanding gift cards increased to $1.1 million at December 31, 2014 from $1.0 million at December 31, 2013.
Revenues from course credits in connection with the use of the Company’s uPro GPS devices are deferred when purchased and recognized on a straight-line basis over their estimated useful life. Although the Company announced in July 2012 the licensing of its integrated device business to a third-party, the Company maintained services related to course credits used in conjunction with the uPro GPS devices through December 31, 2014. Deferred revenue associated with unused course credits decreased from $1.8 million at December 31, 2013 to $1.4 million at December 31, 2014.
Allowance for Doubtful Accounts
The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected. Assuming there had been a 10% increase in uncollectible accounts over the 2014 recorded estimated allowance for doubtful accounts, pre-tax income for the year ended December 31, 2014 would have decreased by approximately $0.6 million.
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
The calculation of the Company’s allowance for obsolete or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, the Company may need to increase its inventory allowance, which could significantly adversely affect the Company’s operating results. Assuming there had been a 10% increase in obsolete or unmarketable inventory over the 2014 recorded estimated allowance for obsolete or unmarketable inventory, pre-tax income for the year ended December 31, 2014 would have decreased by approximately $1.9 million.
Long-Lived Assets, Goodwill and Non-Amortizing Intangible Assets
In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets, including property, plant and equipment and amortizing intangible assets, and investments whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable or exceeds its fair value. The Company evaluates the recoverability of its goodwill and non-amortizing intangible assets at least annually or more frequently whenever indicators are present that the carrying amounts of these assets may not be fully recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining the amount of undiscounted cash flows directly related to the potentially impaired asset, the useful life over which cash flows will occur, the timing of the impairment test, and the asset’s residual value, if any.
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
The Company uses its best judgment based on current facts and circumstances related to its business when making these estimates. However, if actual results are not consistent with the Company’s estimates and assumptions used in calculating future cash flows and asset fair values, the Company may be exposed to losses that could be material. The Company completed its annual impairment test and fair value analysis of goodwill and other indefinite-lived intangible assets as of December 31, 2014, and the estimated fair values of the Company’s reporting units in the United States, United Kingdom, Canada and Korea, as well as the estimated fair values of certain trade names and trademarks, exceeded their carrying values. As a result, no impairment was recorded as of December 31, 2014.
In September 2012, in connection with the Company’s Cost Reduction Initiatives that were announced in July 2012, the Company committed to a plan to transition its integrated device business to a third-party licensing model and determined that it would no longer be using or enforcing the trademarks and technology acquired from the uPlay LLC acquisition. As a result, the Company recognized an impairment charge of $5.1 million in 2012 to write-off amortizing intangible assets and goodwill associated with the uPlay, LLC acquisition as these assets were no longer considered recoverable. In addition, the Company wrote-off the net carrying value of long lived assets related to uPro GPS devices, which resulted in a $4.0 million charge to property, plant and equipment as these assets were also not considered recoverable. See Note 8 “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in this Form 10-K.
In the year ended December 31, 2012, the Company recognized impairment charges of $4.6 million in connection with the trade names, trademarks and other intangible assets related to the Top-Flite and Ben Hogan brands. The Company did not perform an impairment analysis on its Top-Flite and Ben Hogan non-amortizing intangibles assets as these assets were sold during the first quarter of 2012. The impairment charge related to the amortizing intangible assets (i.e. patents) acquired during the Top-Flite and Ben Hogan acquisition. During the fourth quarter of 2012, the Company changed its intellectual property strategy as part of its 2012 restructuring initiatives. As part of this new strategy, the Company determined it would no longer be using or enforcing these patents, resulting in a $4.6 million impairment charge as the carrying amount of these assets was no longer considered recoverable. See Note 8 "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements in this Form 10-K.
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
Historically, the Company’s actual warranty claims have not been materially different from management’s original estimated warranty obligation. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the warranty obligation. However, if the number of actual warranty claims or the cost of satisfying warranty claims were to significantly exceed the estimated warranty reserve, the Company may be exposed to losses that could be material. Assuming there had been a 10% increase in warranty claims over the 2014 recorded estimated allowance for warranty obligations, pre-tax income for the year ended December 31, 2014 would have decreased by approximately $0.6 million.
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
Information regarding income taxes is contained in Note 12 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.
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
Performance share units are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics that are measured over a one-year performance period from the date of grant. These performance metrics are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 50% to 150% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Compensation expense for performance share units is recognized over the vesting period and is reduced by an estimate for forfeitures, and will vary based on remeasurements during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the performance metrics are not achieved as of the end of the performance period. The performance units vest in full at the end of a three year period.
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
Phantom stock units are a form of share-based awards that are indexed to the Company’s stock and are settled in cash. Compensation expense for Phantom Stock Units is recognized on a straight-line basis over the vesting period based on the award’s estimated fair value. Fair value is remeasured at the end of each interim reporting period through the award’s settlement date and is based on the closing price of the Company’s stock.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 “Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by this reference.
Results of Operations
Overview of Business, Seasonality and Foreign Currency
Products. The Company designs, manufactures and sells high quality golf clubs, golf balls, golf bags and other golf-related accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s golf products are designed for golfers of all skill levels, both amateur and professional.
Operating Segments. The Company has two reportable operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf balls that are designed, manufactured and sold by the Company. As discussed in Note 19 “Segment Information” in the Notes to Consolidated Financial Statements in this Form 10-K, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.
Cost of Sales. The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. Due to the recent actions taken in connection with the Cost Reduction Initiatives to improve manufacturing efficiencies, a greater percentage of the Company's manufacturing costs became variable in nature and will fluctuate with sales volumes. With respect to the Company's operating segments, variable costs for golf clubs represent approximately 85% to 95% of cost of sales, and for golf balls, approximately 75% to 85%. Of these variable costs, material and component costs represent approximately 85% to 95% for golf clubs and approximately 75% to 85% for golf balls. On a consolidated basis, over 85% of total cost of sales is variable in nature, and of this amount, over 85% is comprised of material and component costs. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Years Ended December 31, 2014 and 2013 - Segment Profitability" and "Years Ended December 31, 2013 and 2012 - "Segment Profitability" below for further discussion of gross margins.
Seasonality. In most of the regions where the Company does business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s business is therefore subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second-quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third-quarter sales are generally dependent on reorder business but are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key markets. However, fourth-quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability occurs during the first half of the year.

Foreign Currency. A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. During 2014, the Company’s reported net sales in regions outside the United States were negatively affected by the translation of foreign currency sales into U.S. dollars based on 2014 exchange rates. If 2013 exchange rates were applied to 2014 reported sales in regions outside the United States and all other factors were held constant, net sales in such regions would have been $11.1 million higher than the net sales reported in 2014. Additionally, in general, the U.S. dollar has strengthened against the foreign currencies in which the Company conducts its business, primarily the Japanese Yen. If this trend persists or if the U.S. dollar further strengthens against these currencies, it could significantly adversely impact the Company's future results of operations.
Executive Summary
The Company’s net sales for 2014 increased by 5% to $886.9 million as compared to $842.8 million in 2013.  Despite softer than expected market conditions, the Company continued to gain market share, driven by growth in sales of woods (8%), irons (12%), golf balls (5%) and accessories and other (2%). Additionally, despite the impact of $11.1 million of unfavorable fluctuations in foreign currency rates, the Company experienced growth in all geographic segments, including the United States (5%), Japan (3%), Europe (11%), Rest of Asia (7%) and other foreign countries (1%).
The Company’s gross profit as a percentage of sales increased 310 basis points in 2014 compared to the prior year. These increases were primarily the result of favorable pricing combined with an increase in sales of higher margin products compared to 2013, as well as improved manufacturing and distribution efficiencies resulting from the Company’s prior cost-reduction initiatives. In addition, there were no charges related to the cost-reduction initiatives in 2014 compared to charges incurred in 2013 of $11.1 million (see Note 3 "Restructuring Initiatives" in the Notes to Consolidated Financial Statements in this Form 10-K).
During 2014, the Company continued to manage operating expenses while also increasing its investment in its marketing and tour programs. As a result, operating expenses remained flat in 2014 compared to 2013. Operating expenses in 2013 included charges of $4.7 million related to the Company's cost-reduction initiatives, as well as incremental charges of $5.4 million for bad debt.
For the year ended December 31, 2014, the Company’s other income (expense) decreased by $6.1 million to other expense of $0.1 million compared to other income of $6.0 million in 2013. The decline is primarily attributable to a net decrease in foreign currency contract gains.
In 2014, net income improved significantly to $16.0 million compared to a net loss of $18.9 million in 2013 and diluted earnings per share increased to $0.20 compared to a diluted loss per share of $0.31 in 2013. These improvements reflect the Company’s continued improvements in market share and operating efficiencies, resulting in its return to profitability for the first time since 2008 - a significant milestone in the Company’s turnaround plan.

Years Ended December 31, 2014 and 2013
Net sales for the year ended December 31, 2014 increased $44.1 million (5%) to $886.9 million compared to $842.8 million for the year ended December 31, 2013. This increase was due to increased sales in both the golf club and golf ball operating segments resulting primarily from continued brand momentum and the strong performance of the Big Bertha family of woods, APEX irons, and Speed Regime and Supersoft golf balls launched during 2014, which resulted in market share gains across all product categories. In addition, net sales were positively impacted by a strategic change in product launch timing. These increases were partially offset by challenging market conditions combined with $11.1 million of unfavorable fluctuations in foreign currency rates. The Company’s net sales by operating segment are presented below (dollars in millions):

	Years Ended December 31,		Growth
	2014	2013(1)	Dollars	Percent
Net sales:
Golf clubs	$749.9	$711.7	$38.2	5%
Golf balls	137.0	131.1	5.9	5%
	$886.9	$842.8	$44.1	5%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase of net sales of $1.0 million in the golf clubs segment and a corresponding decrease in net sales in the golf balls segment.
For further discussion of each operating segment’s results, see “Golf Clubs Segment” and “Golf Balls Segment” results below.
Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2014	2013	Dollars	Percent
Net sales:
United States	$421.8	$401.5	$20.3	5%
Europe	134.4	121.5	12.9	11%
Japan	166.1	161.6	4.5	3%
Rest of Asia	89.6	84.1	5.5	7%
Other foreign countries	75.0	74.1	0.9	1%
	$886.9	$842.8	$44.1	5%
Net sales in the United States increased $20.3 million (5%) to $421.8 million during 2014 compared to $401.5 million in 2013. The Company’s sales in regions outside of the United States increased $23.8 million (5%) to $465.1 million in 2014 compared to $441.3 million in 2013. This overall 5% increase in net sales in all regions was due to the continued improvement in brand momentum as a result of the strong performance of 2014 product introductions, which resulted in market share gains across all product categories primarily in the United States and Europe. This increase was partially offset by continued industry softness as well as the unfavorable impact of the translation of foreign currency sales into U.S. dollars based upon 2014 exchange rates. If 2013 exchange rates were applied to 2014 reported sales in regions outside the United States and all other factors were held constant, net sales in such regions would have been $11.1 million higher than reported during the year ended December 31, 2014.
Gross profit increased $43.1 million to $357.9 million in 2014 from $314.8 million in 2013. Gross profit as a percent of net sales increased to 40.4% in 2014 compared to 37.3% in 2013. This increase in gross margin was primarily due to (i) a favorable shift in sales mix to higher margin woods, irons and golf balls products in 2014 compared to 2013, combined with an increase in average selling prices of certain woods and irons products in 2014 compared to 2013; (ii) cost savings from improved manufacturing and distribution efficiencies; and (iii) charges incurred in 2013 in connection with the Company's Cost Reduction Initiatives. These improvements were partially offset by (i) an increase in club component costs due to more expensive materials and technology incorporated into certain putters and woods products launched in 2014, and (ii) the net unfavorable impact of changes in foreign currency rates.

Selling expenses increased by $7.7 million to $234.2 million (26.4% of net sales) for the year ended December 31, 2014 compared to $226.5 million (26.9% of net sales) in the comparable period of 2013, primarily due to a $6.2 million increase in marketing and tour expenses.
General and administrative expenses decreased by $6.4 million to $61.7 million (7.0% of net sales) for the year ended December 31, 2014 compared to $68.1 million (8.1% of net sales) in the comparable period of 2013. This decrease was primarily due to a $5.4 million decrease in bad debt expense as a result of additional reserves taken in 2013 related to specific accounts, in addition to a $2.2 million decrease in stock compensation expense as a result of a 9% decrease in the Company's stock price in 2014. These decreases were partially offset by a $2.0 million increase in accrued employee bonus and compensation.
Research and development expenses increased by $0.4 million to $31.3 million (3.5% of net sales) for the year ended December 31, 2014 compared to $30.9 million (3.7% of net sales) in the comparable period of 2013, primarily due to an increase in employee costs as a result of accrued employee incentive compensation in 2014.
Interest expense increased by $0.4 million to $9.5 million for the year ended December 31, 2014 compared to $9.1 million in the comparable period of 2013. This increase was primarily due to higher average outstanding borrowings in 2014.
Other income (expense) decreased by $6.1 million to expense of $0.1 million for the year ended December 31, 2014 compared to income of $6.0 million in the comparable period of 2013. This decrease was primarily due to a net decrease in foreign currency contract gains in 2014.
The Company’s provision for income taxes was flat at $5.6 million for the year ended December 31, 2014, compared to the comparable period of 2013. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s effective tax rate for 2014 is not comparable to its effective tax rate for 2013 as the Company’s provision for income taxes is not directly correlated to its pretax income for 2014 and pretax loss for 2013.
Net income for the year ended December 31, 2014 increased to $16.0 million compared to a net loss of $18.9 million in the comparable period of 2013. Diluted earnings per share improved to $0.20 in 2014 compared to a diluted loss per share of $0.31 in 2013. The Company’s net loss for the year ended December 31, 2013 includes $16.6 million related to the Cost Reduction Initiatives. There were no charges related to these initiatives recognized in 2014.
Golf Clubs Segment
Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2014	2013(1)	Dollars	Percent
Net sales:
Woods	$269.5	$249.8	$19.7	8%
Irons	200.2	178.8	21.4	12%
Putters	81.1	87.8	(6.7)	(8)%
Accessories and other	199.1	195.3	3.8	2%
	$749.9	$711.7	$38.2	5%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase of net sales of $1.0 million in the golf clubs segment and a corresponding decrease in net sales in the golf balls segment.
The $19.7 million (8%) increase in net sales of woods to $269.5 million for the year ended December 31, 2014 resulted from an increase in average selling prices combined with a slight increase in sales volume. The increase in average selling prices was primarily due to the strong performance of the 2014 product line, including the more premium Big Bertha family of woods compared to the same period in the prior year.
The $21.4 million (12%) increase in net sales of irons to $200.2 million for the year ended December 31, 2014 was primarily attributable to an increase in average selling prices due to a favorable shift in product mix due to the success of the more premium APEX and Big Bertha irons during 2014.

The $6.7 million (8%) decrease in net sales of putters to $81.1 million for the year December 31, 2014 was primarily attributable to a decline in sales volume partially offset by an increase in average selling prices. The decline in sales volume was due to a shift in product launches to more premium models launched in 2014 compared to core (higher volume) putter models launched in 2013. The increase in average selling prices was primarily due to a favorable shift in product mix due to increased sales of the Company's new counterbalanced technology putters (Tank and Tank Cruiser) as well as the introduction of the Company's new elite Metal X Milled putter during 2014, with no comparable elite putter launch in 2013.
The $3.8 million (2%) increase in net sales of accessories and other products to $199.1 million for the year ended December 31, 2014 was primarily due to an increase in net sales of packaged sets and headwear. These increases were partially offset by a decline in apparel and footwear sales primarily due to the transition of the Company's European apparel business to a licensing model at the beginning of 2014.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2014	2013(1)	Dollars	Percent
Net sales:
Golf balls	$137.0	$131.1	$5.9	5%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in a decrease of net sales of $1.0 million in the golf balls segment and a corresponding increase in net sales in the golf clubs segment.
The $5.9 million (5%) increase in net sales of golf balls to $137.0 million for the year ended December 31, 2014 was primarily due to an increase in average selling prices with flat sales volume. The increase in average selling prices resulted from a favorable shift in product mix to sales of higher priced Speed Regime golf balls with no comparable premium ball launch in the prior year.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2014	2013(1)	Dollars	Percent
Income (loss) before income taxes:
Golf clubs(2)	$50.9	$32.7	$18.2	56%
Golf balls(2)	15.2	(3.4)	18.6	N/M
Reconciling items(3)	(44.5)	(42.6)	(1.9)	4%
	$21.6	$(13.3)	$34.9	N/M

(1)
The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to income before income taxes of $5.0 million in the golf club segment and a corresponding decrease in income before income taxes in the golf balls segment.

(2)
Included in the Company’s golf clubs and golf balls segments are pre-tax charges of $6.4 million and $7.0 million, respectively, for the year ended December 31, 2013, in connection with the Company's Cost Reduction Initiatives (see Note 3 “Restructuring Initiatives” in the Notes to Consolidated Financial Statements in this Form 10-K for details regarding this initiative).

(3)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The reconciling items include:

•	Pre-tax charges of $3.2 million in connection with the Cost Reduction Initiatives for the year ended December 31, 2013; and

•
Net gains of $5.9 million for the year ended December 31, 2013 related to foreign currency hedging contracts offset by foreign currency transaction losses. Net gains related to foreign currency were nominal for the year ended December 31, 2014.

Pre-tax income in the Company’s golf clubs operating segment improved to $50.9 million for 2014 from $32.7 million for 2013. This increase was driven by an increase in net sales as discussed above combined with an increase in gross margin, offset by an increase in operating expenses. The increase in gross margin was primarily driven by (i) a favorable shift in sales mix to the higher margin Big Bertha family of drivers and irons in 2014 compared to the X Hot family of drivers and irons in 2013; (ii) an increase in average selling prices on the X2 Hot family of drivers, fairway woods and irons in 2014 compared to the X Hot golf club products in 2013; (iii) cost savings from improved manufacturing and distribution efficiencies; and (iv) charges incurred in 2013 in connection with the Company's Cost Reduction Initiatives. These increases were partially offset by (i) an increase in club component costs due to more expensive materials and technology incorporated into certain woods and putter products launched in 2014, and (ii) the net unfavorable impact of changes in foreign currency rates year over year. The increase in operating expenses during 2014 compared to 2013 was primarily due to an increase in marketing expenses, as discussed above.
Pre-tax income in the Company’s golf balls operating segment improved to $15.2 million for 2014 from pre-tax loss of $3.4 million for 2013. This increase was attributable to an increase in gross margin as well as an increase in net sales as discussed above, combined with a slight decrease in operating expenses. The increase in gross margin was primarily driven by (i) the launch of the premium Speed Regime golf balls in 2014 with no comparable premium launch in 2013, combined with an increase in average selling prices on value-priced golf balls; and (ii) cost savings from improved manufacturing and distribution efficiencies. These increases were partially offset by the net unfavorable impact of changes in foreign currency rates year over year.
Years Ended December 31, 2013 and 2012
Net sales for the year ended December 31, 2013 increased $8.7 million (1%) to $842.8 million compared to $834.1 million for the year ended December 31, 2012. This increase was primarily due to an increase in sales of woods and irons resulting from the successful performance of the Company’s X Hot products which were introduced during 2013. This increase was offset by the sale of the Top-Flite and Ben Hogan brands in 2012 combined with a decline in sales of the Company’s accessories and other products due to the transition of the Company’s apparel and footwear sales in the United States to a licensing arrangement during the second half of 2012. Combined, the sale/transition of these businesses negatively affected sales by approximately $57.2 million in 2013 compared to 2012. Additionally, the Company’s net sales in 2013 were negatively impacted by $39.8 million resulting from unfavorable fluctuations in foreign currency rates. The Company’s net sales by operating segment are presented below (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2013(1)	2012(1)	Dollars	Percent
Net sales:
Golf clubs	$711.7	$695.5	$16.2	2%
Golf balls	131.1	138.6	$(7.5)	(5)%
	$842.8	$834.1	$8.7	1%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. In each of the years ended December 31, 2013 and 2012, this resulted in an increase in net sales of $1.0 million in the golf clubs segment and a corresponding decrease in net sales in the golf balls segment.
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
Net sales in the United States increased $9.4 million (2%) to $401.5 million during 2013 compared to $392.1 million in 2012. This increase was primarily due to the successful performance of the X Hot products launched in 2013, partially offset by significant decline in sales due to the sale of the Top-Flite and Ben Hogan brands in 2012 combined with a decline in sales of the Company’s accessories and other products due to the transition of the Company’s apparel and footwear sales in the United States to a licensing arrangement during the second half of 2012. The Company’s sales in regions outside of the United States decreased slightly to $441.3 million in 2013 compared to $442.0 million in 2012. The Company’s reported net sales in regions outside the United States in 2013 were unfavorably affected by the translation of foreign currency sales into U.S. dollars based upon 2012 exchange rates. If 2012 exchange rates were applied to 2013 reported sales in regions outside the United States and all other factors were held constant, net sales in such regions would have been $39.8 million higher than reported during the year ended December 31, 2013.
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
Selling expenses decreased by $41.6 million to $226.5 million (26.9% of net sales) for the year ended December 31, 2013 compared to $268.1 million (32.1% of net sales) in the comparable period of 2012. This decrease was primarily due to the Cost Reduction Initiatives, which resulted in a $21.7 million decline in employee costs, travel and entertainment costs, consulting costs and expenses in connection with the Company's transition of its apparel and footwear businesses in the United States to a licensing arrangement, in addition to a decrease of $14.4 million in marketing expenses.
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
Net loss for the year ended December 31, 2013 decreased to $18.9 million compared to $122.9 million in the comparable period of 2012. Diluted loss per share improved to $0.31 in 2013 compared to $1.96 in 2012. The Company’s net loss for the years ended December 31, 2013 and 2012 include the following charges (in millions):

	2013	2012
Pre-tax charges related to the Cost Reduction Initiatives	$(16.6)	$(32.2)
Pre-tax impairment charges	—	(21.9)
Pre-tax charges related to the reorganization and reinvestment initiatives	—	(1.0)
Pre-tax gain on the sale of Top-Flite and Ben Hogan brands	—	6.6
Total	$(16.6)	$(48.5)
Golf Clubs Segment
Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2013(1)	2012(1)	Dollars	Percent
Net sales:
Woods	$249.8	$198.1	$51.7	26%
Irons	178.8	169.2	9.6	6%
Putters	87.8	92.6	(4.8)	(5)%
Accessories and other	195.3	235.6	(40.3)	(17)%
	$711.7	$695.5	$16.2	2%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. In each of the years ended December 31, 2013 and 2012, this resulted in an increase in net sales of $1.0 million in the golf clubs segment and a corresponding decrease in net sales in the golf balls segment.
The $51.7 million (26%) increase in net sales of woods to $249.8 million for the year ended December 31, 2013 resulted from an increase in both sales volume and average selling prices. The increase in sales volume was primarily due to the successful launch of the X Hot family of woods, which performed better at retail than the prior year Razr X family of woods. The increase in average selling prices was due to the introduction of the X Hot and Razr Fit Xtreme woods at higher average selling prices than their predecessors, the Razr X and Razr Fit woods sold in the prior year.
The $9.6 million (6%) increase in net sales of irons to $178.8 million for the year ended December 31, 2013 was primarily attributable to the strong performance of the current year X Hot irons and Mack Daddy 2 wedges combined with an increase in average selling prices resulting from less promotional activity in the current year as a result of more optimal inventory levels at retail.
The $4.8 million (5%) decrease in net sales of putters to $87.8 million for the year December 31, 2013 was primarily attributable to a decline in both sales volume and average selling prices due to an overall decline in the putter category in 2013. Despite this decline in sales, the Company's Odyssey brand of putters increased its year to date U.S. market share by approximately 200 basis points in 2013.
The $40.3 million (17%) decrease in net sales of accessories and other products to $195.3 million for the year ended December 31, 2013 was primarily due to a decline in net sales of approximately $22.4 million due to the transition of the Company’s apparel and footwear businesses in the United States to a licensing arrangement during the second half of 2012, combined with a decline in sales of packaged sets, GPS devices, gloves and other accessories.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2013(1)	2012(1)	Dollars	Percent
Net sales:
Golf balls	$131.1	$138.6	$(7.5)	(5)%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. In each of the years ended December 31, 2013 and 2012, this resulted in a decrease in net sales of $1.0 million in the golf balls segment and a corresponding increase in net sales in the golf clubs segment.
The $7.5 million (5%) decrease in net sales of golf balls to $131.1 million for the year ended December 31, 2013 was primarily due to a decline in sales volume and average selling prices. The decrease in sales volume was primarily due to a $19.8 million decline in sales of Top-Flite golf balls due to the sale of the Top-Flite brand in 2012 partially offset by an increase in sales of Callaway Golf balls of $12.3 million during 2013 compared to the prior year. The decline in average selling prices resulted from a shift in product mix to sales of lower priced golf ball models in 2013 compared to sales of higher priced premium golf ball models in 2012. In addition, golf ball sales in 2013 were negatively impacted by a decline in rounds played compared to rounds played in 2012.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2013(1)	2012(1)	Dollars	Percent
Income (loss) before income taxes:
Golf clubs(2)	$32.7	$(60.3)	$93.0	154%
Golf balls(2)	(3.4)	(14.5)	$11.1	77%
Reconciling items(3)	(42.6)	(43.2)	$0.6	1%
	$(13.3)	$(118.0)	$104.7	89%

(1)
prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. For the year ended December 31, 2013, this resulted in an increase to income before income taxes of $5.0 million in the golf clubs segment and a corresponding decrease to income before income taxes in the golf balls segment. For the year ended December 31, 2012, this resulted in a $0.5 million increase in the loss before income taxes in the golf clubs segment and a corresponding decrease in the loss before income taxes in the golf balls segment.

(2)	Included in the Company’s golf clubs and golf balls segments are the following pre-tax charges:

a.	$6.4 million and $7.0 million, respectively, for the year ended December 31, 2013, in connection with the Company's Cost Reduction Initiatives;

b.	$30.4 million and $16.6 million, respectively, for the year ended December 31, 2012, in connection with the Company’s Cost Reduction Initiatives; and

c.	$0.8 million and $0.2 million, respectively, for the year ended December 31, 2012 in connection with the Company’s reorganization and reinvestment initiatives that were announced in June 2011.

See Note 3 “Restructuring Initiatives” in the Notes to Consolidated Financial Statements in this Form 10-K for details regarding the initiatives referenced herein.

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

•
A pre-tax gain of $6.6 million in connection with the sale of the Top-Flite and Ben Hogan brands (see Note 8 “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in this Form 10-K); and

•	Net gains of $3.2 million related to foreign currency hedging contracts offset by foreign currency transaction losses.
Pre-tax income in the Company’s golf clubs operating segment improved to pre-tax income of $32.7 million for 2013 from a pre-tax loss of $60.3 million for 2012. This increase was primarily attributable to a $65.5 million increase in gross margin combined with an increase in net sales as discussed above and a decrease in operating expenses as a result of net savings realized from the Cost Reduction Initiatives. The increase in gross margin was primarily driven by (i) a favorable shift in sales mix from sales of lower margin golf accessories to increased sales of higher margin golf club products primarily related to the success of the X Hot family of clubs; (ii) a decline in charges associated with the Company's Cost Reduction Initiatives; and (iii) improved manufacturing efficiencies and lower costs resulting from the Company's Cost Reduction Initiatives. These increases were partially offset by an increase in club component costs due to more expensive materials and technology incorporated into the X Hot family of woods and White Hot Pro putters, in addition to an unfavorable impact of foreign currency exchange rates.
Pre-tax loss in the Company’s golf balls operating segment improved to $3.4 million for 2013 from $14.5 million for 2012. This improvement was primarily attributable to a decrease in operating expenses as a result of net savings realized from the Cost Reduction Initiatives combined with a $1.0 million increase in gross margin, offset by a decrease in net sales primarily due to the sale of the Top-Flite and Ben Hogan Brands, as discussed above. The increase in gross margin was primarily driven by a decline in charges associated with the Company's Cost Reduction Initiatives combined with less promotional activity in 2013 compared to the same period in the prior year. In 2012, the Company had more closeout activity in connection with the sale of the Top-Flite brand. These increases were partially offset by an unfavorable shift in sales mix in 2013 to higher sales of range and value priced golf balls from sales of premium golf balls in 2012.
Financial Condition
The Company’s cash and cash equivalents increased $0.8 million to $37.6 million at December 31, 2014, from $36.8 million at December 31, 2013. Cash generated from operating activities increased by $45.8 million to $36.9 million during 2014 compared to cash used of $8.9 million during 2013. In 2014, the Company used its cash and cash equivalents as well as cash generated from operations to pay down outstanding borrowings on the ABL Facility, as well as to fund $10.8 million in capital expenditures and $14.8 million in investments in golf-related ventures. The increase in cash provided by operating activities was primarily due to an increase in net income combined with a decline in inventory purchases primarily due to timing. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under the ABL Facility, as deemed necessary (see Note 4 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K for further information on the ABL Facility).
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of December 31, 2014, the Company’s net accounts receivable increased $17.6 million to $109.8 million from $92.2 million as of December 31, 2013. This increase was primarily attributable to an increase in net sales in the fourth quarter of 2014 compared to the fourth quarter of 2013, combined with a decrease in past due receivables.
The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventories decreased $56.3 million to $207.2 million as of December 31, 2014 compared to $263.5 million as of December 31, 2013. This decrease was primarily due to a change in product launch timing year over year, combined with the Company's close-out of its older Razr and Legacy golf products, as well as certain older golf ball products. Inventories as a percentage of the trailing 12 months net sales decreased to 23.4% as of December 31, 2014 compared to 31.3% as of December 31, 2013.
Liquidity and Capital Resources
The information set forth in Note 4 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K, is incorporated herein by this reference.
Liquidity
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and the ABL Facility. The Company experienced negative cash flows from operations in 2012 and 2013. During the second half of 2012, the Company implemented significant changes to its business, including among other things, steps designed to increase product sales as well as initiatives designed to reduce the Company’s manufacturing costs and operating expenses (see Note 3 "Restructuring Initiatives" in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the Company's Cost Reduction Initiatives). As a result of these initiatives, in 2014, the Company realized an increase in net sales and gross margin, and improved its cash flows from operations. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2015, and current and projected availability under the ABL Facility, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, contractual obligations and commercial commitments for at least the next 12 months.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s multi-year turnaround, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A). While management believes the Company's recovery is on track, no assurance can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to fund its business due to a further decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on the ABL Facility for needed liquidity. If the ABL Facility is not then available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be materially adversely affected.
As of December 31, 2014, approximately 95% of the Company’s total cash is held in regions outside of the United States. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it would need to accrue and pay incremental U.S. federal and state income taxes, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards. The Company has not, nor does it intend to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. As such, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon.
Share Repurchases
In August 2014, the Company's Board of Directors authorized a $50.0 million share repurchase program under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases will be made consistent with the terms of the Company's credit facility which defines the amount of stock that can be repurchased. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
During 2014, the Company repurchased approximately 133,000 shares of its common stock under the 2014 repurchase program at an average cost per share of $7.62 for a total cost of $1.0 million. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

Significant Obligations
The following table summarizes certain significant cash obligations as of December 31, 2014 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Convertible notes(1)	$112.5	$—	$—	$112.5	$—
Interest on convertible notes(1)	19.6	4.4	8.4	6.8	—
Capital Leases(2)	0.8	0.6	0.2	—	—
Operating leases(3)	22.6	9.9	9.6	2.4	0.7
Unconditional purchase obligations(4)	46.2	30.6	15.5	0.1	—
Uncertain tax contingencies(5)	3.8	0.6	0.4	0.8	2.0
Employee incentive compensation(6)	14.9	14.9	—	—	—
Other long term liabilities(7)	0.6	—	0.6	—	—
Total	$221.0	$61.0	$34.7	$122.6	$2.7

(1)	In August 2012, the Company issued $112.5 million of convertible notes. Interest of 3.75% per year on the principal amount is payable semiannually in arrears on February 15 and August 15 of each year.

(2)	Amounts represent future minimum lease payments. Capital lease obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

(3)
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases.

(4)
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. The amounts listed approximate minimum purchase obligations, base compensation and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.

(5)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated balance sheet as of December 31, 2014. Amount excludes uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion see Note 12 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.

(6)	Amount represents accrued employee incentive compensation expense earned in 2014, and paid in February 2015.

(7)	Consists primarily of the deferred gain on the sale of certain buildings in Carlsbad in March 2011 (see Note 7 "Sale of Buildings" in the Notes to Consolidated Financial Statements in this Form 10-K).
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit in the amount of $1.1 million as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2014 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 13 “Commitments & Contingencies” in the Notes to Consolidated Financial Statements in this Form 10-K.
Capital Resources
The Company does not currently have any material commitments for capital expenditures.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K .
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with creditworthy banks, including the bank that is party to the Company’s ABL Facility (see Note 4 “Financing Arrangements” in the Notes to the Consolidated Financial Statements in this Form 10-K). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from its ABL Facility.
Foreign Currency Fluctuations
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies) (see Note 18 “Derivatives and Hedging” in the Notes to Consolidated Financial Statements in this Form 10-K). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts (“foreign currency exchange contracts”) to mitigate the impact of foreign currency translation on transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars, Australian Dollars and Korean Won. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.
Foreign currency exchange contracts are used only to meet the Company’s objectives of offsetting gains and losses from foreign currency exchange exposures with gains and losses from foreign currency contracts in order to reduce foreign currency volatility in earnings. The extent to which the Company’s activities to mitigate the effects of changes in foreign currency exchange rates varies is based upon many factors, including the amount of transactions being hedged. The Company generally only hedges a limited portion of its international transactions. Foreign currency rates for financial reporting purposes had a negative impact upon the Company’s consolidated reported financial results in 2014 compared to 2013 (see “Risk Factors” contained in Item 1A and “Results of Operations” contained in Item 7). The Company does not enter into foreign currency exchange contracts for speculative purposes. Foreign currency exchange contracts generally mature within 12 months from their inception.
Through December 31, 2014, the Company did not designate foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815, “Derivatives and Hedging” and as such, changes in the fair value of the contracts were recognized in earnings in the period of change. Beginning in January 2015, the Company entered into certain foreign currency exchange contracts designated as derivatives that qualify for hedge accounting. At December 31, 2014, 2013 and 2012, the notional amounts of the Company’s foreign currency exchange contracts used to hedge the exposures discussed above were approximately $62.9 million, $42.3 million and $137.1 million, respectively. At December 31, 2014 and 2013, there were no outstanding foreign exchange contracts designated as cash flow hedges for anticipated sales denominated in foreign currencies.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2014 through its foreign currency exchange contracts.
The estimated maximum one-day loss from the Company’s foreign currency exchange contracts, calculated using the sensitivity analysis model described above, was $6.8 million at December 31, 2014. The Company believes that such a hypothetical loss from its foreign currency exchange contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its ABL Facility. Outstanding borrowings under the ABL Facility accrue interest as described in Note 4 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.3 million over a 12 month period.
Item 8. Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014, together with the report of the Company's independent registered public accounting firm, are included in this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2014, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.
Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2014, the Company’s internal control over financial reporting was effective based on the COSO criteria.
Changes in Internal Control over Financial Reporting. During the fourth quarter ended December 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.
Item 9B. Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California
We have audited the internal control over financial reporting of Callaway Golf Company and its subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 3, 2015, expressed an unqualified opinion on those consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 3, 2015

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Commission within 120 days after the end of fiscal year 2014 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 11. Executive Compensation
The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Compensation of Executive Officers,” “Report of the Compensation and Management Succession Committee” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2014 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal year 2014 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the number of stock options and shares underlying restricted stock units and performance share units outstanding and authorized for issuance under all equity compensation plans of the Company as of December 31, 2014. See Note 15 “Share-Based Employee Compensation” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the equity plans of the Company.
Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units and Performance Share Units(3)	Weighted Average Exercise Price of Outstanding Options(4)	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders(1)	5,491(2)	$8.59	9,303

(1)
Consists of the following plans: 2001 Non-Employee Directors Stock Incentive Plan ("2001 Directors Plan"), Callaway Golf Company Amended and Restated 2004 Incentive Plan ("2004 Incentive Plan") and 2013 Non-Employee Directors Stock Incentive Plan ("2013 Directors Plan"). The 2004 Incentive Plan permits the award of stock options, restricted stock awards, restricted stock units, performance share units and various other stock-based awards. The 2013 Directors Plan permits the award of stock options, restricted stock and restricted stock units.

(2)
Includes (i) 36,000 shares underlying stock options issuable under the 2001 Directors Plan, (ii) 94,830 shares underlying restricted stock units issuable under the 2013 Directors Plan and (iii) 3,623,317, 1,140,873 and 596,259 shares underlying stock options, restricted stock units and performance share units, respectively, issuable under the 2004 Incentive Plan.

(3)
Outstanding shares underlying restricted stock units granted under the 2001 Directors Plan, 2004 Incentive Plan and 2013 Directors Plan include 12,409 shares of accrued incremental stock dividend equivalent rights.

(4)	Does not include shares underlying restricted stock units, which do not have an exercise price.

Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the caption “Compensation of Executive Officers—Compensation Committee Interlocks and Insider Participation,” “Transactions with Related Persons” and “Board of Directors and Corporate Governance” to be filed with the Commission within 120 days after the end of fiscal year 2014 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of fiscal year 2014 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report:
1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K beginning on page F-1:
•Report of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets as of December 31, 2014 and 2013;
•Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012;
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012;
•Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012;
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; and
•Notes to Consolidated Financial Statements.
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

3.2
Certificate of Elimination of the 7.50% Series B Cumulative Perpetual Convertible Preferred Stock of Callaway Golf Company, dated November 5, 2014, incorporated herein by this reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Commission on November 7, 2014 (file no. 1-10962).

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

4.3	Global Note due 2019, incorporated herein by this reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, as filed with the Commission on October 28, 2013 (File No. 1-10962).

Executive Compensation Contracts/Plans
10.1
Amended and Restated Officer Employment Agreement, effective as of March 24, 2014, by and between the Company and Oliver G. Brewer, III, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 28, 2014 (file no. 1-10962).

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

10.4
First Amendment to Officer Employment Agreement, effective March 24, 2014, by and between Callaway Golf Company and Brian Lynch, incorporated herein by this reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on April 25, 2014 (file no. 1-10962).

10.5
Officer Employment Agreement, effective as of February 12, 2014, by and between Callaway Golf Company, and Alan Hocknell, Ph.D., incorporated herein by this reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Commission on February 27, 2014 (file no. 1-10962).

10.6
Director's Service Agreement, effective as of December 1, 2002, as amended, by and between Callaway Golf Company and Neil Howie, incorporated herein by this reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.7
Amended and Restated Executive Entrustment Agreement, effective as of March 24, 2014, by and between Callaway Golf Company and Alex Boezeman, incorporated herein by this reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on April 25, 2014 (file no. 1-10962).

10.8	Form of Exchange Agreement, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on August 15, 2013 (file No. 1-10962).

10.9
Callaway Golf Company Amended and Restated 2004 Incentive Plan (effective May 19, 2009), incorporated herein by this reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 5, 2013 (file no. 1-10962).

10.10
Callaway Golf Company 2013 Non-Employee Directors Stock Incentive Plan (effective May 15, 2013), incorporated herein by this reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 5, 2013 (file no. 1-10962).

10.11
Form of Performance Share Unit Grant, incorporated herein by this reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on April 25, 2014 (file no. 1-10962).

10.12
Form of Notice of Grant of Restricted Stock Agreement for Non-Employee Directors, incorporated herein by this reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Commission on July 29, 2013 (file no. 1-10962).

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

10.19	Form of Performance Unit Grant, incorporated herein by this reference to Exhibit 10.63 to the Company's Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.20
Form of Notice of Grant of Stock Option and Option Agreement for Officers, incorporated herein by this reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.21
Callaway Golf Company 2001 Non-Employee Directors Stock Incentive Plan (Amended and Restated Effective as of June 6, 2006), incorporated herein by this reference to Exhibit 10.57 to the Company's Current Report on Form 8-K, as filed with the Commission on June 9, 2006 (file no. 1-10962).

10.22	Annual Incentive Plan Guidelines, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 28, 2012 (file no. 1-10962).

10.23
Indemnification Agreement, dated January 25, 2010, between the Company and Adebayo O. Ogunlesi incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Commission on February 26, 2010 (file no. 1-10962).

10.24
Indemnification Agreement, dated March 4, 2009, between the Company and John F. Lundgren, incorporated herein by this reference to Exhibit 10.51 to the Company's Current Report on Form 8-K, as filed with the Commission on March 10, 2009 (file no. 1-10962).

10.25
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

10.31
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

10.32
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

10.33
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

10.34
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

10.35
Third Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of June 23, 2014, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Callaway Golf Interactive, Inc. and Callaway Golf International Sales Company and Callaway Golf European Holding Company Limited, Bank of America, N.A., as administrative agent and security trustee and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on June 26, 2014 (file no. 1-10962).

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
Date: March 3, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/S/ OLIVER G. BREWER III	President and Chief Executive Officer, Director	March 3, 2015
Oliver G. Brewer III

Principal Financial Officer:

/S/ BRADLEY J. HOLIDAY	Senior Executive Vice President and Chief Financial Officer	March 3, 2015
Bradley J. Holiday

Principal Accounting Officer:

/S/ JENNIFER THOMAS	Vice President and Chief Accounting Officer	March 3, 2015
Jennifer Thomas

Directors:

*	Director	March 3, 2015
Samuel H. Armacost

*	Chairman of the Board	March 3, 2015
Ronald S. Beard

*	Director	March 3, 2015
John C. Cushman, III

*	Director	March 3, 2015
John F. Lundgren

*	Director	March 3, 2015
Adebayo O. Ogunlesi

*	Director	March 3, 2015
Richard L. Rosenfield

*	Director	March 3, 2015
Anthony S. Thornley

*By:	/S/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California
We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity, for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Callaway Golf Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 3, 2015

CALLAWAY GOLF COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$37,635	$36,793
Accounts receivable, net	109,848	92,203
Inventories	207,229	263,492
Deferred taxes, net	5,081	6,419
Income taxes receivable	928	228
Other current assets	23,312	22,468
Total current assets	384,033	421,603
Property, plant and equipment, net	58,093	71,341
Intangible assets, net	88,833	88,901
Goodwill	27,821	29,212
Deferred taxes, net	2,346	2,299
Investment in golf-related ventures	50,677	37,605
Other assets	13,008	12,902
Total assets	$624,811	$663,863
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$123,251	$157,120
Accrued employee compensation and benefits	37,386	31,585
Asset-based credit facility	15,235	25,660
Accrued warranty expense	5,607	6,406
Income tax liability	2,623	5,425
Deferred taxes, net	26	—
Total current liabilities	184,128	226,196
Long-term liabilities:
Income taxes payable	3,867	4,387
Deferred taxes, net	35,043	35,271
Convertible notes, net (Note 4)	108,574	107,835
Long-term incentive compensation and other	1,665	5,555
Commitments & contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at both December 31, 2014 and 2013.	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 78,373,598 shares and 78,314,902 shares issued at December 31, 2014 and 2013, respectively	784	783
Additional paid-in capital	210,057	205,712
Retained earnings	89,932	77,038
Accumulated other comprehensive income	(796)	12,177
Less: Common stock held in treasury, at cost, 779,681 shares and 967,089 shares at December 31, 2014 and 2013, respectively	(8,443)	(11,091)
Total Callaway Golf Company shareholders’ equity	291,534	284,619
Total liabilities and shareholders’ equity	$624,811	$663,863

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$886,945	$842,801	$834,065
Cost of sales	529,019	528,043	585,897
Gross profit	357,926	314,758	248,168
Selling expenses	234,231	226,496	268,088
General and administrative expenses	61,662	68,087	66,773
Research and development expenses	31,285	30,937	29,542
Total operating expenses	327,178	325,520	364,403
Income (loss) from operations	30,748	(10,762)	(116,235)
Interest income	438	558	550
Interest expense	(9,499)	(9,123)	(5,513)
Other (expense) income, net	(48)	6,005	3,152
Income (loss) before income taxes	21,639	(13,322)	(118,046)
Income tax provision	5,631	5,599	4,900
Net income (loss)	16,008	(18,921)	(122,946)
Dividends on convertible preferred stock	—	3,332	8,447
Net income (loss) allocable to common shareholders	$16,008	$(22,253)	$(131,393)
Earnings (loss) per common share:
Basic	$0.21	$(0.31)	$(1.96)
Diluted	$0.20	$(0.31)	$(1.96)
Weighted-average common shares outstanding:
Basic	77,559	72,809	67,061
Diluted	78,385	72,809	67,061

Dividends paid per common share	$0.04	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$16,008	$(18,921)	$(122,946)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(12,973)	(2,593)	699
Comprehensive income (loss)	$3,035	$(21,514)	$(122,247)

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$16,008	$(18,921)	$(122,946)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,236	25,543	34,411
Impairment charges	—	—	21,933
Deferred taxes	604	(2,309)	(1,925)
Share-based compensation	5,740	3,533	3,142
(Gain) loss on disposal of long-lived assets and deferred gain amortization	(1,331)	2,242	(1,261)
Gain on sale of intangible assets	—	—	(6,602)
Discount amortization on convertible notes	739	702	235
Changes in assets and liabilities:
Accounts receivable, net	(23,314)	(6,690)	23,701
Inventories	47,334	(60,966)	20,216
Other assets	2,884	(190)	1,044
Accounts payable and accrued expenses	(30,578)	34,663	1,042
Accrued employee compensation and benefits	6,328	11,523	(4,057)
Income taxes receivable and payable	(4,125)	2,761	2,563
Accrued warranty expense	(799)	(1,133)	(601)
Other liabilities	(3,846)	293	297
Net cash provided by (used in) operating activities	36,880	(8,949)	(28,808)
Cash flows from investing activities:
Capital expenditures	(10,753)	(13,038)	(18,403)
Proceeds from sale of intangible assets	—	—	26,861
Proceeds from sale of property, plant and equipment	458	4,148	355
Investment in golf-related ventures	(14,771)	(13,637)	(3,268)
Net cash (used in) provided by investing activities	(25,066)	(22,527)	5,545
Cash flows from financing activities:
(Repayment of) proceeds from asset-based credit facility, net	(10,425)	25,660	—
Exercise of stock options	2,291	1,652	19
Dividends paid, net	(3,105)	(5,599)	(11,019)
Acquisition of treasury stock	(1,006)	—	—
Credit facility amendment costs	(608)	—	—
Equity issuance costs	(7)	(341)	—
Proceeds from issuance of convertible notes	—	—	46,819
Debt issuance costs	—	—	(3,534)
Other financing activities	(26)	(32)	(159)
Net cash (used in) provided by financing activities	(12,886)	21,340	32,126
Effect of exchange rate changes on cash and cash equivalents	1,914	(5,074)	117
Net increase (decrease) in cash and cash equivalents	842	(15,210)	8,980
Cash and cash equivalents at beginning of year	36,793	52,003	43,023
Cash and cash equivalents at end of year	$37,635	$36,793	$52,003
Supplemental disclosures:
Cash paid for interest and fees	$(8,124)	$(6,741)	$(7,544)
Cash paid for income taxes, net	$(8,098)	$(4,986)	$(4,234)
Noncash investing and financing activities:
Dividends payable	$—	$—	$131
Issuance of common stock in exchange for preferred stock	$—	$42,278	$—
Issuance of convertible notes in exchange for preferred stock	$—	$—	$60,078
Issuance of treasury stock from the settlement of compensatory stock awards	$86	$1,649	$3,735
Acquisition of treasury stock for minimum statutory withholding taxes	$(7)	$(364)	$(783)
Accrued capital expenditures at period end	$466	$1,467	$92
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Callaway Golf Shareholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interest	Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2011	1,400	$14	66,341	$663	$265,067	$247,941	$14,071	(1,454)	$(17,800)	$2,858	$512,814
Preferred stock to convertible note exchange	(632)	(6)	—	—	(60,072)	—	—	—	—	—	(60,078)
Preferred stock to common stock exchange	(350)	(4)	5,867	59	(55)	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—	—	(122)	(783)	—	(783)
Exercise of stock options	—	—	—	—	(22)	—	—	4	41	—	19
Compensatory awards released from restriction	—	—	—	—	(3,694)	—	—	305	3,694	—	—
Share-based compensation	—	—	56	1	3,141	—	—	—	—	—	3,142
Stock dividends	—	—	—	—	145	(145)	—	—	—	—	—
Cash dividends	—	—	—	—	—	(11,019)	—	—	—	—	(11,019)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	699	—	—	—	699
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	(399)	(399)
Net loss	—	—	—	—	—	(122,946)	—	—	—	259	(122,687)
Balance, December 31, 2012	418	$4	72,264	$723	$204,510	$113,831	$14,770	(1,267)	$(14,848)	$2,718	$321,708
Preferred stock to common stock exchange	(417)	(4)	5,920	59	(55)	—	—	—	—	—	—
Redemption of preferred stock	(1)	—	—	—	(30)	—	—	—	—	—	(30)
Equity issuance costs	—	—	—	—	(341)	—	—	—	—	—	(341)
Acquisition of treasury stock	—	—	—	—	—	—	—	(56)	(364)	—	(364)
Exercise of stock options	—	—	—	—	(820)	—	—	216	2,472	—	1,652
Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(2)	—	—	—	—	—	(2)
Compensatory awards released from restriction	—	—	—	—	(1,649)	—	—	140	1,649	—	—
Share-based compensation	—	—	56	—	3,533	—	—	—	—	—	3,533
Stock dividends	—	—	75	1	566	(567)	—	—	—	—	—
Cash dividends	—	—	—	—	—	(5,599)	—	—	—	—	(5,599)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(2,593)	—	—	—	(2,593)
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	(2,718)	(2,718)
Deconsolidation of subsidiaries	—	—	—	—	—	(11,706)	—	—	—	—	(11,706)
Net loss	—	—	—	—	—	(18,921)	—	—	—	—	(18,921)
Balance, December 31, 2013	—	$—	78,315	$783	$205,712	$77,038	$12,177	(967)	$(11,091)	$—	$284,619
Equity issuance costs	—	—	—	—	(7)	—	—	—	—	—	(7)
Acquisition of treasury stock	—	—	—	—	—	—	—	(133)	(1,013)	—	(1,013)
Exercise of stock options	—	—	—	—	(1,284)	—	—	312	3,575	—	2,291
Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(26)	—	—	—	—	—	(26)
Compensatory awards released from restriction	—	—	58	1	(87)	—	—	8	86	—	—
Share-based compensation	—	—	—	—	5,740	—	—	—	—	—	5,740
Stock dividends	—	—	1	—	9	(9)	—	—	—	—	—
Cash dividends	—	—	—	—	—	(3,105)	—	—	—	—	(3,105)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(12,973)	—	—	—	(12,973)
Net income	—	—	—	—	—	16,008	—	—	—	—	16,008
Balance, December 31, 2014	—	$—	78,374	$784	$210,057	$89,932	$(796)	(780)	$(8,443)	$—	$291,534
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters), golf balls, golf bags and other golf-related accessories. The Company generally sells its products to golf retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third-party distributors in the United States and in over 100 countries around the world. The Company also sells pre-owned Callaway Golf products through its website www.callawaygolfpreowned.com and sells new Callaway Golf products through its websites www.callawaygolf.com and www.odysseygolf.com. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf related accessories including golf apparel and footwear, golf gloves, umbrellas, prescription eyewear and practice aids.
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
Recent Accounting Standards
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, and provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. Until the issuance of this ASU, U.S. GAAP lacked guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption of this amendment will have a material impact on its consolidated financial statements and disclosures.
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

The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
Revenue Recognition
Sales are recognized, in general, as products are shipped to customers, net of an allowance for sales returns and sales programs in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” In certain cases, the Company recognizes sales when products are received by customers. The criteria for recognition of revenue are met when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable and collectability is reasonably assured. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs. The following table provides a reconciliation of the activity related to the Company’s allowance for sales returns:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$7,334	$6,383	$6,521
Provision	36,980	32,127	32,425
Sales returns	(35,370)	(31,176)	(32,563)
Ending balance	$8,944	$7,334	$6,383
Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The deferred revenue associated with outstanding gift cards increased to $1,082,000 at December 31, 2014 from $999,000 at December 31, 2013. The amounts are recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets.
Revenues from course credits in connection with the use of the Company's uPro GPS devices are deferred when the devices are purchased and recognized on a straight-line basis over their estimated useful life based on historical usage trends. Deferred revenue associated with unused course credits was $1,389,000 and $1,807,000 at December 31, 2014 and 2013, respectively. The amounts are recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets.
Amounts billed to customers for shipping and handling are included in net sales and costs incurred related to shipping and handling are included in cost of sales.

Royalty income is recorded in net sales as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements. The Company recognized royalty income under its various licensing agreements of $8,881,000, $9,130,000 and $7,073,000 during 2014, 2013 and 2012, respectively.
Warranty Policy
The Company has a stated two-year warranty policy for its golf clubs. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The decrease in the provision for warranty claims is primarily due to a decline in warranty return rates as a result of improved durability of newer products combined with an increase in customer paid repairs.
The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$6,406	$7,539	$8,140
Provision	4,724	5,177	7,507
Claims paid/costs incurred	(5,523)	(6,310)	(8,108)
Ending balance	$5,607	$6,406	$7,539
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

Advertising Costs
The Company's primary advertising costs are from television and print media advertisements. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2014, 2013 and 2012 were $55,502,000, $53,707,000 and $65,068,000, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs for 2014, 2013 and 2012 were $31,285,000, $30,937,000 and $29,542,000, respectively.
Foreign Currency Translation and Transactions
The Company’s foreign subsidiaries utilize their local currency as their functional currency. The accounts of these foreign subsidiaries have been translated into United States dollars using the current exchange rate at the balance sheet date for assets and liabilities and at the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in shareholders’ equity. Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur. The Company recorded a net loss in foreign currency transactions of $6,198,000, $821,000 and $3,343,000 in 2014, 2013 and 2012, respectively.
Derivatives and Hedging
The Company uses derivative financial instruments to manage its exposure to foreign exchange rates. The derivative instruments are accounted for pursuant to ASC Topic 815, “Derivatives and Hedging,” which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. As of December 31, 2014, the Company had derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts that were not designated as hedging instruments in accordance with ASC Topic 815.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments purchased with original maturities of three months or less.
Trade Accounts Receivable
The Company records its trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts.
Allowance for Doubtful Accounts
The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. The decrease in the allowance for estimated losses as of December 31, 2014 was primarily due to the write-off of uncollectible amounts for a large customer that filed for Chapter 11 under the U.S. Bankruptcy Code in 2013. The following table provides a reconciliation of the activity related to the Company’s allowance for doubtful accounts:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$11,655	$6,544	$7,263
Provision	2,143	6,798	2,830
Write-off of uncollectible amounts, net of recoveries	(7,338)	(1,687)	(3,549)
Ending balance	$6,460	$11,655	$6,544

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
Goodwill and Intangible Assets
Goodwill and intangible assets, which consist of trade names, trademarks, service marks, trade dress, patents and other intangible assets, were acquired in connection with the acquisition of Odyssey Sports, Inc. in 1997, FrogTrader, Inc. in 2004, and certain foreign distributors.
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually or more frequently when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of goodwill and other indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. To determine fair value, the Company uses its internal discounted cash flow estimates, quoted market prices, royalty rates when available and independent appraisals when appropriate. The Company completed its annual impairment test and fair value analysis of goodwill and other indefinite-lived intangible assets as of December 31, 2014, and the estimated fair values of the Company’s reporting units in the United States, United Kingdom, Canada and Korea, as well as the estimated fair values of certain trade names and trademarks, exceeded their carrying values. As a result, no impairment was recorded as of December 31, 2014.
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
Performance share units are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics that are measured over a one-year performance period from the date of grant. These performance metrics are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 50% to 150% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Compensation expense for performance share units is recognized over the vesting period and is reduced by an estimate for forfeitures, and will vary based on remeasurements during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the performance metrics are not achieved as of the end of the performance period. The performance units vest in full at the end of a three year period.
The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options and stock appreciation rights (“SARs”) at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options/SARs. The Company uses historical data among other information to estimate the expected price volatility, expected term and forfeiture rate. The Company uses forecasted dividends to estimate the expected dividend yield. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the vesting period for stock options. Compensation expense for SARs is recognized on a straight-line basis over the vesting period based on an estimated fair value, which is remeasured at the end of each reporting period. Once vested, the SARs continue to be remeasured to fair value until they are exercised.
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
Other Income (Expense), Net
Other income (expense), net primarily includes gains and losses on foreign currency exchange contracts and foreign currency transactions. The components of other income (expense), net are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Foreign currency exchange contract gains/(losses), net	$6,356	$6,764	$6,591
Foreign currency transaction gains/(losses), net	(6,198)	(821)	(3,343)
Other	(206)	62	(96)
	$(48)	$6,005	$3,152
Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes the impact of foreign currency translation adjustments. Since the Company has met the permanent reinvestment criteria, it does not accrue income taxes on foreign currency translation adjustments. The total equity adjustment from foreign currency translation included in accumulated other comprehensive income were losses of $12,973,000 and $2,593,000 as of December 31, 2014 and 2013, respectively.
Segment Information
The Company’s operating segments are organized on the basis of products and consist of golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The golf balls segment consists of Callaway Golf golf balls that are designed, manufactured and sold by the Company. The Company also discloses information about geographic areas. This information is presented in Note 19 “Segment Information.”
Concentration of Risk
The Company operates in the golf equipment industry and has a concentrated customer base, which is primarily comprised of golf equipment retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants and foreign distributors. On a consolidated basis, the Company's top five customers accounted for no more than 25% of the Company's consolidated revenues in 2014, 23% in 2013 and 25% in 2012. A loss of one or more of these customers could have a significant effect on the Company's net sales. With respect to the Company's trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. At December 31, 2014, the

Company had one customer with an outstanding balance greater than 9% of the Company's outstanding consolidated accounts receivable. At December 31, 2013, no single customer represented over 9% of the Company’s outstanding accounts receivable balance. Managing customer-related credit risk is more difficult in regions outside of the United States. In 2014 and 2013, approximately 52% of the Company’s net sales were made in regions outside of the United States, and approximately 53% in 2012. Prolonged unfavorable economic conditions in the Company’s international markets could significantly increase the Company’s credit risk with respect to its outstanding accounts receivable.
The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single sourced. Furthermore, some of the Company’s products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. In addition, many of the Company’s suppliers are not well capitalized and prolonged unfavorable economic conditions could increase the risk that they will go out of business. If current suppliers are unable to deliver clubheads, shafts or other components, or if the Company is required to transition to other suppliers, the Company could experience significant production delays or disruption to its business. The Company also depends on a single or a limited number of suppliers for the materials it uses to make its golf balls. Many of these materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company’s golf ball business. If the Company were to experience any such delays or interruptions, the Company may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.
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
Note 3. Restructuring Initiatives
Global Operations Strategy
In 2010, the Company began the implementation of its Global Operations Strategy Initiatives (“GOS Initiatives”), which targeted the restructuring and relocation of the Company’s manufacturing and distribution operations. This restructuring, which was designed to add speed and flexibility to customer service demands, optimize efficiencies and facilitate long-term gross margin improvements, included the reorganization of the Company’s manufacturing and distribution centers located in Carlsbad, California, Toronto, Canada, and Chicopee, Massachusetts, the creation of third-party logistics sites in Dallas, Texas and Toronto, Canada, as well as the establishment of a new production facility in Monterrey, Mexico. This restructuring was completed in 2011 and only nominal charges were incurred in 2012. The Company continues to maintain limited manufacturing and distribution facilities in Carlsbad, California and Chicopee, Massachusetts.
The charges recognized under the GOS Initiatives include non-cash charges for the acceleration of depreciation on certain golf club and golf ball manufacturing equipment and cash charges related to severance benefits and transition costs, which consist primarily of consulting expenses, costs associated with redundancies during the start-up and training phase of the new production facility in Monterrey, Mexico, start-up costs associated with the establishment of third-party logistics sites, travel expenses, and costs associated with the transfer of inventory and equipment. In the aggregate through December 31, 2012, the Company recognized total charges of $39,419,000 in connection with the GOS Initiatives. See Note 19 for charges absorbed by the Company’s operating segments.
Reorganization and Reinvestment Initiatives
In June 2011, the Company began the implementation of certain restructuring initiatives (the “Reorganization and Reinvestment Initiatives”) that involved (i) streamlining the Company’s organization to reduce costs, simplifying internal processes and increasing focus on the Company’s consumers and retail partners, (ii) reorganizing the Company’s organizational structure to place greater emphasis on global brand management and improve the effectiveness of the Company’s key initiatives and (iii) reinvesting in brand and demand creation initiatives to drive sales growth.

In connection with these initiatives, during 2012, the Company recognized net pre-tax charges of $1,012,000, of which $473,000 and $539,000 were recognized in cost of sales and operating expenses, respectively. In the aggregate, through December 31, 2012, the Company incurred total pre-tax charges of $17,341,000 in connection with these initiatives.
The table below depicts the activity and liability balances recorded as part of the GOS Initiatives and the Reorganization and Reinvestment Initiatives. Amounts payable as of December 31, 2012 were included in accrued employee compensation and benefits, in the accompanying consolidated balance sheets. There were no amounts payable as of December 31, 2013 and 2014.

	GOS Initiatives			Reorganization and Reinvestment Initiatives
(In thousands)	Workforce Reductions	Transition Costs	Asset Write-offs	Workforce Reductions	Total
Restructuring payable balance, December 31, 2011	$1,219	$55	$—	$5,357	$6,631
Charges to cost and expense	(98)	21	—	1,012	935
Cash payments	(985)	(76)	—	(6,316)	(7,377)
Restructuring payable balance, December 31, 2012	$136	$—	$—	$53	$189
Cash Payments	$(136)	$—	$—	$(53)	$(189)
Restructuring payable balance, December 31, 2013	$—	$—	$—	$—	$—
Cost Reduction Initiatives
In December 2013, the Company completed its cost reduction initiatives that were announced in July 2012 (the “Cost Reduction Initiatives”), which streamlined and simplified the Company’s organizational structure and changed the manner in which the Company approaches and operates its business. These initiatives included (i) a reduction in workforce that impacted all regions and levels of the organization in addition to other transition costs; (ii) greater focus on the Company’s core product lines, which included the transition of certain of the Company's apparel and footwear product lines to a licensing arrangement with third parties; (iii) the transition of the Company’s GPS device business to a third-party based model; and (iv) the reorganization of the Company’s golf ball manufacturing supply chain, including the sale and lease-back of the Company’s ball manufacturing facility in Chicopee, Massachusetts (see Note 7).
As of December 31, 2013, the Company completed the Cost Reduction Initiatives and did not incur any additional charges associated with these initiatives in 2014. In the aggregate through December 31, 2013, the Company recognized total charges of approximately $70,600,000 in connection with these initiatives, of which approximately two-thirds resulted in non-cash charges.
During the year ended December 31, 2013, the Company recognized total cash and non-cash charges of $16,556,000 in connection with these initiatives. Amounts recognized in cost of sales, operating expenses and other income (expense) totaled $11,149,000, $4,719,000 and $688,000, respectively, during the year ended December 31, 2013. Non-cash charges recognized during 2013 included lower of cost or market adjustments to inventory as well as inventory write-offs related to the Company's golf apparel, golf footwear and GPS device businesses. The Company did not recognize any charges in connection with the Cost Reduction Initiatives during the year ended December 31, 2014. See Note 19 for charges absorbed by the Company’s operating segments.

The table below depicts the activity and liability balances recorded relating to the Cost Reduction Initiatives during the years ended December 31, 2014, 2013 and 2012. Amounts payable as of December 31, 2013 and 2012 are included in accrued employee compensation and benefits and accounts payable and accrued expenses in the accompanying consolidated balance sheets. There were no amounts payable as of December 31, 2014.

	Cost Reduction Initiatives
(In thousands)	Workforce Reductions	Transition Costs	Asset Write-offs	Total
Charges to cost and expense(1)	$14,506	$6,719	$32,836	$54,061
Non-cash items	(448)	(4,311)	(32,836)	(37,595)
Cash payments	(9,527)	(1,817)	—	(11,344)
Restructuring payable balance, December 31, 2012	$4,531	$591	$—	$5,122
Charges to cost and expense(2)	2,977	8,777	4,802	16,556
Non-cash items	—	(5,130)	(4,802)	(9,932)
Cash payments	(6,702)	(1,737)	—	(8,439)
Restructuring payable balance, December 31, 2013	$806	$2,501	$—	$3,307
Cash payments	$(806)	$(2,501)	$—	$(3,307)
Restructuring payable balance, December 31, 2014	$—	$—	$—	$—

(1) The pre-tax charges for the year ended December 31, 2012 included the following:

•	$14,506,000 in workforce reductions, in addition to $2,965,000 in other transition costs;

•
$5,810,000 primarily related to the write-off of inventory and long-lived assets in connection with the Company's decision to transition its golf apparel and golf footwear businesses in the United States to a third-party licensing arrangement;

•
$6,976,000 to write-off inventory related to the Company's decision to transition its integrated device business to a third-party based model, $4,345,000 to write-off property, plant and equipment related to uPro devices, and an impairment charge of $5,156,000 related to intangible assets and goodwill related to the uPlay, LLC acquisition (see Note 8); and

•	$14,303,000 related to the reorganization of the Company’s golf ball manufacturing supply chain.
(2) The pre-tax charges for the year ended December 31, 2013 included the following:

•	$2,977,000 in continued costs associated with workforce reductions, in addition to $4,459,000 in other transition costs;

•	$5,579,000 for the write-off of assets and exit costs associated with the reorganization of golf ball manufacturing (see Note 10); and

•	$3,541,000 associated with the transition of the Company's golf apparel, golf footwear and integrated device businesses in the United States and Europe to a third-party licensing arrangement.
Note 4. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s multi-year turnaround, demand for the Company’s products, foreign currency exchange rates, and the other risks and uncertainties applicable to the Company and its business. If the Company is unable to generate sufficient cash flows to fund its business and is unable to reduce its manufacturing costs and operating expenses to offset such shortfall, the Company will need to increase its reliance on its credit facilities for needed liquidity. If the Company’s current credit facilities are not available or sufficient and the Company is not able to secure alternative financing arrangements, the Company’s future operations would be materially adversely affected. The Company believes that its current credit facilities, along with its cash on hand and cash flows expected to be generated from operations, is sufficient to meet the Company’s liquidity requirements for at least the next 12 months.
Asset-Based Revolving Credit Facility
The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”) which provides a senior secured asset-based revolving credit facility of up to $230,000,000, comprised of a $160,000,000 U.S. facility, a $25,000,000 Canadian facility, and a $45,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), inventory and accounts receivable, of the Company’s subsidiaries in the United States, Canada and the United Kingdom.
As of December 31, 2014, the Company had $15,235,000 outstanding under the ABL Facility, $1,142,000 in outstanding letters of credit, and $37,635,000 of cash and cash equivalents. The maximum amount of additional indebtedness (as defined by the ABL Facility) that could have been outstanding on December 31, 2014, after outstanding borrowings and letters of credit was approximately $55,611,000, resulting in total available liquidity of $93,246,000. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher, and is lower during the second half of the year when the Company's inventory levels decrease and its accounts receivable decrease as a result of cash collections. Average outstanding borrowings during the year ended December 31, 2014 were $64,996,000 and average available liquidity, defined as cash on hand combined with amounts available under the ABL Facility after outstanding borrowings and letters of credit, was approximately $84,813,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at the earlier of (i) the date that is six months prior to the maturity of the Company’s 3.75% Convertible Senior Notes maturing on August 15, 2019 or (ii) June 30, 2019, if a qualifying refinancing of the Company’s 3.75% Convertible Senior Notes due 2019 has occurred at least six months prior to their maturity.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain requirements on the amount of additional indebtedness and the fixed charge coverage ratio. At December 31, 2014, the Company could have distributed an additional $21,100,000 in cash dividends as a result of these restrictions. As of December 31, 2014, the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $23,000,000. The Company’s borrowing base availability was above $23,000,000 during the year ended December 31, 2014. Had the Company not been in compliance with the fixed charge coverage ratio as of December 31, 2014, the Company's maximum amount of additional indebtedness that could have been outstanding on December 31, 2014 would have been reduced by $23,000,000.
The interest rate applicable to outstanding loans under the ABL Facility, as amended, fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. The applicable margin for any month will be reduced by 0.25% if the Company’s availability ratio is greater than or equal to 67% and the Company’s “leverage ratio” (as defined below) is less than 4.0 to 1.0 as of the last day of the month for which financial statements have been delivered, so long as no default or event of default exists. The Company’s “leverage ratio” is the ratio of the amount of debt for borrowed money to the 12 month trailing EBITDA (as defined in the ABL Facility), each determined on a consolidated basis. At December 31, 2014, the Company’s interest rate applicable to its outstanding loans under the ABL Facility was 4.50%.
In addition, the ABL Facility provides for monthly fees ranging from 0.25% to 0.375% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $4,912,000, which will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of December 31, 2014 and 2013 were $2,233,000 and $2,295,000, respectively, of which $496,000 and $918,000, respectively, was included in other current assets and $1,737,000 and $1,377,000, respectively, was included in other long-term assets in the accompanying consolidated balance sheets.
In January 2015, the Company entered into a separate asset-based loan and guarantee agreement (the "Japan ABL Facility") between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd and The Development Bank of Japan. The Company can borrow up to 2 billion Yen (or $16,980,000, using the exchange rate in effect as of January 23, 2015) over a one-year term, and the amounts outstanding are secured by certain assets, including eligible inventory. The Japan ABL Facility is subject to an effective interest rate of 1.48%, and includes certain restrictions including covenants related to certain pledged assets and financial performance metrics.

Convertible Senior Notes
On August 29, 2012, the Company issued $112,500,000 of 3.75% Convertible Senior Notes (the “convertible notes”), of which $63,227,000 in aggregate principal amount was issued in exchange for 632,270 shares of the Company’s then-outstanding 7.50% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value in separate, privately negotiated exchange transactions (see Note 5), and $49,273,000 in aggregate principal amount was issued in private placement transactions for cash. The convertible notes were priced at 95.02% of the principal amount with an effective yield to maturity of 4.59% and pay interest of 3.75% per year on the principal amount, payable semiannually in arrears in cash on February 15 and August 15 of each year. The convertible notes mature on August 15, 2019.
The Company incurred transactional fees of $3,537,000 which are being amortized over the term of the convertible notes. Unamortized transaction fees as of December 31, 2014 and 2013 were $2,358,000 and $2,863,000, respectively, of which $505,000 was included in other current assets as of both December 31, 2014 and 2013, and $1,853,000 and $2,358,000 was included in other long-term assets, respectively, in the accompanying consolidated financial statements.
The net carrying amount of the convertible notes as of December 31, 2014 and 2013 was $108,574,000 and $107,835,000, respectively. The unamortized discount of $3,926,000 as of December 31, 2014 will be amortized over the remaining term of 4.66 years. Total interest and amortization expense recognized during the years ended December 31, 2014 and 2013 was $4,957,000 and $4,907,000, respectively.
The convertible notes are convertible, at the option of the note holder, at any time on or prior to the close of business on the business day immediately preceding August 15, 2019, into shares of common stock at an initial conversion rate of 133.3333 shares per $1,000 principal amount of convertible notes, which is equal to an aggregate of 15,000,000 shares of common stock at a conversion price of approximately $7.50 per share, subject to customary anti-dilution adjustments. Upon the occurrence of certain change of control events of the Company, the Company will pay a premium on the convertible notes converted in connection with such change of control events by increasing the conversion rate on such convertible notes.
The Company has the right to terminate the right of note holders to convert their convertible notes into shares of the Company's common stock if the closing price of the Company's common stock is greater than or equal to 130% of the conversion price for at least 20 of 30 consecutive trading days. If the Company exercises such termination right prior to August 15, 2015, each note holder who converts its convertible notes after receiving notice of such exercise will receive a make-whole payment in cash or common stock, as the Company may elect, with respect to the convertible notes converted.
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
The convertible notes contain certain covenants including payment of principal and interest, certain repurchase obligations, obligations of the Company to convert the convertible notes and other customary covenants as set forth in the Indenture. The Company was in compliance with these covenants as of December 31, 2014.
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
In August 2013, the Company exchanged 233,843 shares of its outstanding preferred stock for 3,316,922 shares of the Company's common stock at the stated conversion rate of 14.1844 plus an additional 75,342 common shares as an inducement. The Company also paid the exchanging holders cash dividends through December 15, 2013 on their shares of preferred stock surrendered in the exchange. During the fourth quarter of 2013, the Company issued a notice of redemption and holders of 183,496 shares of preferred stock converted their holdings into 2,602,770 shares of the Company's common stock at the stated conversion rate of 14.1844. The Company redeemed the remaining 300 shares for $30,000. As of December 31, 2014 and 2013, there were no outstanding shares of the Company's Series B Cumulative Perpetual Convertible Preferred Stock.
Note 6. Earnings (Loss) per Common Share
Earnings (loss) per common share—basic, is computed by dividing net income allocable to common shareholders (net income less preferred stock dividends) by the weighted-average number of common shares outstanding for the period.
Earnings (loss) per common share—diluted, is computed by dividing net income allocable to common shareholders by the weighted-average number of common shares—diluted. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method and the if-converted method in accordance with ASC Topic 260, “Earnings per Share.” Dilutive securities include the common stock equivalents of convertible preferred stock and convertible notes, options granted pursuant to the Company’s stock option plans and outstanding restricted stock units and performance share units granted to employees and non-employee directors (see Note 15). There were no outstanding shares of the preferred stock at December 31, 2014 and 2013 (see Note 5).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when diluted earnings per share is higher than basic earnings per share.
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Earnings (loss) per common share—basic
Net income (loss)	$16,008	$(18,921)	$(122,946)
Less: Preferred stock dividends	—	3,332	8,447
Net income (loss) allocable to common shareholders	$16,008	$(22,253)	$(131,393)
Weighted-average common shares outstanding—basic	77,559	72,809	67,061
Basic earnings (loss) per common share	$0.21	$(0.31)	$(1.96)

Earnings (loss) per common share—diluted
Net income (loss)	$16,008	$(18,921)	$(122,946)
Less: Preferred stock dividends	—	3,332	8,447
Net income (loss) allocable to common shareholders	$16,008	$(22,253)	$(131,393)
Weighted-average common shares outstanding—basic	77,559	72,809	67,061
Options and restricted stock	826	—	—
Weighted-average common shares outstanding—diluted	78,385	72,809	67,061
Dilutive earnings (loss) per common share	$0.20	$(0.31)	$(1.96)
Earnings (loss) per share—diluted, reflects the potential dilution that could occur if convertible securities, or other contracts to issue common stock, were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company's common stock during the period have been excluded from the calculation as their effect would be antidilutive.
Antidilutive securities excluded from the earnings per share computation are summarized as follows:

•
For the year ended December 31, 2014, securities outstanding totaling approximately 16,000,000, including common shares underlying convertible senior notes of 15,000,000, in addition to anti-dilutive options and restricted stock.

•
For the year ended December 31, 2013, securities outstanding totaling approximately 25,029,000, including common shares underlying preferred stock of 4,293,000, and common shares underlying convertible senior notes of 15,000,000, in addition to antidilutive options and restricted stock.

•
For the year ended December 31, 2012, securities outstanding totaling approximately 27,844,000, including common shares underlying preferred stock of 15,124,000, and common shares underlying convertible senior notes of 5,100,000, in addition to antidilutive options and restricted stock.

Note 7. Sale of Buildings
On February 28, 2013, in connection with the Cost Reduction Initiative, the Company completed the sale of its golf ball manufacturing facility in Chicopee, Massachusetts for proceeds of $3,496,000, net of closing costs and commissions and recorded a loss on the sale of $31,000. During the year ended December 31, 2012, the Company had designated this building as assets available for sale, and recorded a pre-tax charge of $7,939,000 in cost of sales to mark the building down to its estimated selling price, net of commissions, fees and estimated environmental remediation costs. The Company has leased back a reduced portion of the square footage that it believes is adequate for its ongoing golf ball operations (see Note 13 for information on the Company's operating leases). The Company has $263,000 and $785,000 accrued in accounts payable and accrued expenses as of December 31, 2014 and 2013, respectively, for certain environmental remediation costs related to the sale of this facility.
In March 2011, the Company sold three of its buildings located in Carlsbad, California, and entered into lease-back agreements for each building over a period of one to five years. Due to the lease-back arrangement, the Company recorded a deferred gain of $6,498,000 representing the sum of the net present value of the minimum future lease payments through the end of each respective lease term. During each of the years ended December 31, 2014 and 2013, the Company recognized $1,046,000 of this deferred gain in general and administrative expenses, and during the year ended December 31, 2012, the Company recognized $1,569,000 of this deferred gain in general and administrative expenses. The amortization of the deferred gain is offset by rent expense over the term of each respective lease.
Note 8. Goodwill and Intangible Assets
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

	Useful Life (Years)	December 31, 2014			December 31, 2013
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
			(In thousands)			(In thousands)
Indefinite-lived:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,338	243	31,581	31,287	294
Developed technology and other	1-9	7,961	7,961	—	7,961	7,944	17
Total intangible assets		$128,132	$39,299	$88,833	$128,132	$39,231	$88,901
Aggregate amortization expense on intangible assets was approximately $68,000, $288,000 and $3,198,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense related to intangible assets at December 31, 2014 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2015	$51
2016	51
2017	51
2018	51
2019	39
$243
In 2012, in connection with the Company’s Cost Reduction Initiatives (see Note 3), the Company transitioned its integrated device business to a third-party based model. As a result, the Company performed an impairment analysis and determined that the discounted expected cash flows from the sales of uPro GPS devices were less than the carrying values of the intangible assets and goodwill associated with the uPlay, LLC acquisition, which was completed in December 2008. This analysis resulted in the recognition of impairment charges of $4,527,000 and $629,000 to write-off amortizing intangible assets and goodwill, respectively, of which $4,324,000 was recognized in cost of sales and $832,000 was recognized in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2012.
In 2012, the Company recorded impairment charges of $4,572,000 related to the trade names and trademarks included in non-amortizing intangibles that were associated with the Top-Flite and Ben Hogan brands. These charges were recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2012.
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
Goodwill at December 31, 2014 decreased to $27,821,000 from $29,212,000 at December 31, 2013 due to a decrease of $1,391,000 in foreign currency fluctuations. Gross goodwill before impairments at December 31, 2014 and 2013 was $29,570,000 and $30,961,000, respectively.
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
During 2014, the Company invested an additional $13,072,000 in preferred shares of TopGolf, thereby increasing the Company's total investment as of December 31, 2014 to $50,677,000. The Company’s total ownership interest in TopGolf, including the incremental investments completed in 2014, as well as the Company's voting rights in the preferred shares of TopGolf, remains at less than 20% of the outstanding equity securities of TopGolf. In addition, as of December 31, 2014, the Company did not have the ability to significantly influence the operating and financing activities and policies of TopGolf. Accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other,” and is included in other assets in the accompanying consolidated balance sheets as of December 31, 2014 and 2013.
In addition, in December 2014, the Company remitted funds to subscribe for an additional $1,699,000 in preferred shares of TopGolf. In January 2015, the subscription was accepted and the Company acquired the $1,699,000 in preferred shares. The Company's ownership interest and voting rights in TopGolf remains at less than 20% after this incremental investment.
Note 10. Non-Controlling Interests
In July 2013, the Company terminated its Golf Ball Manufacturing and Supply Agreement and certain ancillary agreements with Qingdao Suntech Sporting Goods Limited Company ("Suntech"). As a result, during the year ended December 31, 2013, the Company recognized charges of $5,579,000, the majority of which were related to the write-off of certain manufacturing equipment and inventory located at the Suntech manufacturing facility, and were recognized in cost of sales within the Company's golf balls operating segment.
Due to the nature of the arrangement, as well as the controlling influence the Company had in the Suntech operations through July 2013, the Company was required to consolidate the financial results of Suntech in its consolidated financial statements in accordance with ASC Topic 810, “Consolidations.” For the year ended December 31, 2012, non-controlling interest related to Suntech in the consolidated statements of shareholders’ equity included net profits of $259,000. The Company deconsolidated the financial results of Suntech in 2013 as a result of its termination of the Golf Ball Manufacturing Supply Agreement.
Suntech is a wholly-owned subsidiary of Suntech Mauritius Limited Company (“Mauritius”). The Company had a loan agreement with Mauritius in order to provide working capital for Suntech, under which the Company loaned Mauritius a total of $3,200,000. At December 31, 2012, $1,788,000 of the loan balance remained outstanding in other long-term assets in the accompanying consolidated balance sheet. As of December 31, 2013, the Company finalized an Agreement Regarding Settlement and Mutual Release, which allowed the Company to offset the remaining loan balance with outstanding accounts payable, resulting in a net charge of $65,000.
Note 11. Selected Financial Statement Information

	December 31,
	2014	2013
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$125,252	$111,192
Allowance for sales returns	(8,944)	(7,334)
Allowance for doubtful accounts	(6,460)	(11,655)
	$109,848	$92,203
Inventories:
Raw materials	$47,661	$56,104
Work-in-process	519	328
Finished goods	159,049	207,060
	$207,229	$263,492
Property, plant and equipment, net:
Land	$7,365	$7,452
Buildings and improvements	62,784	64,823
Machinery and equipment	107,845	126,282
Furniture, computers and equipment	122,501	120,943
Production molds	18,787	37,493
Construction-in-process	1,463	1,553
	320,745	358,546
Accumulated depreciation	(262,652)	(287,205)
	$58,093	$71,341
Accounts payable and accrued expenses:
Accounts payable	$46,154	$59,914
Accrued expenses	56,819	77,492
Accrued goods in-transit	20,278	19,714
	$123,251	$157,120
Accrued employee compensation and benefits:
Accrued payroll and taxes	$28,219	$23,748
Accrued vacation and sick pay	8,149	7,225
Accrued commissions	1,018	612
	$37,386	$31,585

Note 12. Income Taxes
The Company’s income (loss) before income tax provision was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$6,981	$(28,622)	$(134,384)
Foreign	14,658	15,300	16,338
	$21,639	$(13,322)	$(118,046)
The expense (benefit) for income taxes is comprised of (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current tax provision (benefit):
Federal	$496	$195	$(357)
State	612	382	130
Foreign	4,930	6,487	6,804
	6,038	7,064	6,577
Deferred tax expense (benefit):
Federal	(1,549)	1,100	(1,448)
State	70	(817)	92
Foreign	1,072	(1,748)	(321)
	(407)	(1,465)	(1,677)
Income tax provision	$5,631	$5,599	$4,900

Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Reserves and allowances not currently deductible for tax purposes	$15,861	$16,953
Basis difference related to fixed assets	10,943	13,137
Compensation and benefits	8,147	6,878
Basis difference for inventory valuation	1,526	1,593
Compensatory stock options and rights	4,334	3,925
Deferred revenue and other	201	459
Operating loss carryforwards	100,227	94,639
Tax credit carryforwards	15,987	11,584
State taxes, net of federal income tax benefit	1	1
Basis difference related to intangible assets with a definite life	15,557	18,363
Other	434	—
Total deferred tax assets	173,218	167,532
Valuation allowance for deferred tax assets	(165,427)	(158,747)
Deferred tax assets, net of valuation allowance	$7,791	$8,785
Deferred tax liabilities:
Prepaid expenses	(1,368)	(970)
Other	—	(84)
Basis difference related to intangible assets with an indefinite life	(34,065)	(34,284)
Total deferred tax liabilities	(35,433)	(35,338)
Net deferred tax liabilities	$(27,642)	$(26,553)
Net deferred tax assets (liabilities) are shown on the accompanying consolidated balance sheets as follows:
Current deferred tax assets	$5,081	$6,419
Non-current deferred tax assets	2,346	2,299
Current deferred tax liabilities	(26)	—
Non-current deferred tax liabilities	(35,043)	(35,271)
Net deferred tax liabilities	$(27,642)	$(26,553)
The change in net deferred taxes in 2014 of $1,089,000 is comprised of a net deferred expense of $29,000 related to the change in the basis difference of intangible assets with an indefinite life, a net deferred expense of $596,000 related to foreign and separate state jurisdictions for which no valuation allowance has been provided, and $464,000 of expense related to foreign currency translation adjustments.
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

In 2011, the Company established a valuation allowance against its U.S. deferred tax assets and discontinued recognizing income tax benefits related to its U.S. net operating losses. At December 31, 2014 and 2013, the valuation allowance against the Company’s U.S. deferred tax assets was $165,427,000 and $158,747,000, respectively. If sufficient positive evidence arises in the future, such as a sustained return to profitability, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached. The Company has concluded that with respect to non-U.S. entities, there is sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and no allowances have been established.
The Company's valuation allowance does not preclude the Company from using loss carry forwards or other deferred tax assets in the future, except as described below. Until the Company re-establishes a pattern of continuing profitability, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the consolidated statement of operations for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the consolidated statement of operations.
At December 31, 2014, the Company had federal and state income tax credit carryforwards of $12,174,000 and $10,680,000, respectively, which will expire at various dates beginning in 2020. Such credit carryforwards expire as follows (in thousands):

U.S. foreign tax credit	$7,365	2020 - 2023
U.S. research tax credit	$4,793	2030 - 2033
U.S. business tax credits	$16	2030 - 2033
State investment tax credits	$757	Do not expire
State research tax credits	$9,923	Do not expire
The Company has recorded a deferred tax asset reflecting the benefit of operating loss carryforwards. The net operating losses expire as follows (in thousands):

U.S. loss carryforwards	$257,037	2031 - 2033
State loss carryforwards	$174,385	2015 - 2033
Although the Company has set up a valuation allowance against the majority of its U.S. federal and state deferred tax assets, which include net operating loss carry forwards and other losses, such allowance does not preclude the Company from using the deferred tax assets in the future. However, the Company’s ability to utilize the losses to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 as of December 31, 2014.

A reconciliation of the effective tax rate on income or loss and the statutory tax rate is as follows:

	Years Ended December 31,
	2014	2013	2012
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	1.9%	0.9%	(0.8)%
Federal and State tax credits, net of U.S. tax benefit	(9.8)%	22.6%	(0.1)%
Expenses with no tax benefit	1.1%	(0.3)%	(0.1)%
Foreign income taxed at other than U.S. statutory rate	(13.4)%	(5.1)%	2.5%
Effect of foreign rate changes	1.3%	(4.2)%	(0.6)%
Foreign tax credit	(13.5)%	9.4%	(1.2)%
Basis differences of intangibles with an indefinite life	0.1%	(4.1)%	1.3%
Change in deferred tax valuation allowance	35.3%	(76.8)%	(37.7)%
Reversal of previously accrued taxes	—%	—%	0.1%
Accrual for interest and income taxes related to uncertain tax positions	(7.3)%	(0.1)%	0.8%
Income (loss) from flowthrough entities	(1.9)%	1.3%	(0.4)%
Meals and entertainment	3.3%	(7.2)%	(0.8)%
Group loss relief	(2.6)%	4.9%	0.6%
Stock option compensation	2.3%	(6.9)%	(0.1)%
Foreign dividends and earnings inclusion	(0.9)%	(6.8)%	—%
Foreign tax withholding	2.4%	(1.5)%	(0.2)%
Other	(7.3)%	(3.1)%	(2.5)%
Effective tax rate	26.0%	(42.0)%	(4.2)%
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance at January 1	$11,851	$7,064	$9,875
Additions based on tax positions related to the current year	638	4,853	432
Additions for tax positions of prior years	121	545	96
Reductions for tax positions of prior years	(3,691)	(538)	(24)
Settlement of tax audits	(258)	—	(768)
Reductions due to lapsed statute of limitations	(2,102)	(73)	(2,547)
Balance at December 31	$6,559	$11,851	$7,064
As of December 31, 2014, the liability for income taxes associated with uncertain tax benefits was $6,559,000 and can be reduced by $1,692,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, which was recorded as a long-term income tax receivable, as well as $3,765,000 of deferred taxes. The net amount of $1,102,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.
The Company does expect changes to the unrecognized tax benefits in the next 12 months; however, the Company does not expect the changes to have a material impact on its results of operations or its financial position.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the year ended December 31, 2014, the Company recognized a tax benefit of approximately $101,000, and tax expense of approximately $229,000 and $44,000 for the years ended December 31, 2013 and 2012, respectively, related to interest and penalties in the provision for income taxes. As of December 31, 2014 and 2013, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated balance sheets was $1,062,000 and $1,163,000, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (U.S.)	2009 and prior
Canada	2009 and prior
Japan	2008 and prior
South Korea	2008 and prior
United Kingdom	2010 and prior
As of December 31, 2014, the Company did not provide for United States income taxes or foreign withholding taxes on a cumulative total of $117,658,000 of undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Upon remittance, certain foreign countries impose withholding taxes, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. If the foreign earnings were remitted, the Company does not anticipate a material impact to the Company's federal or state income taxes due to the Company's available net operating losses and credits. The Company estimates that it would have withholding taxes of $1,181,000 upon remittance.
Note 13. Commitments & Contingencies
Legal Matters
The Company is subject to routine legal claims, proceedings and investigations incident to its business activities, including claims, proceedings, and investigations relating to commercial disputes and employment matters. The Company also receives from time to time information claiming that products sold by the Company infringe or may infringe patent, trademark or other intellectual property rights of third parties. One or more such claims of potential infringement could lead to litigation, the need to obtain licenses, the need to alter a product to avoid infringement, a settlement or judgment or some other action or material loss by the Company, which also could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace. In addition, the Company is occasionally subject to non-routine claims, proceedings or investigations.
The Company regularly assesses such matters to determine the degree of probability that the Company will incur a material loss as a result of such matters as well as the range of possible loss. An estimated loss contingency is accrued in the Company’s financial statements if it is probable the Company will incur a loss and the amount of the loss can be reasonably estimated. The Company reviews all claims, proceedings and investigations at least quarterly and establishes or adjusts any accruals for such matters to reflect the impact of negotiations, settlements, advice of legal counsel and other information and events pertaining to a particular matter. All legal costs associated with such matters are expensed as incurred.
Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect upon the consolidated results of operations, cash flows or financial position of the Company. The Company believes that it has valid legal defenses to the matters currently pending against the Company. These matters are inherently unpredictable and the resolutions of these matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance or the financial impact that will result from such matters. Management believes that the final resolution of the current matters pending against the Company, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position. The Company’s results of operations or cash flows, however, could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Lease Commitments
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases, and certain office equipment under capital leases. Lease terms range from one to five years expiring at various dates through September 2020, with options to renew operating leases at varying terms. Commitments for minimum lease payments under non-cancelable operating and capital leases as of December 31, 2014 are as follows (in thousands):

	Operating Leases	Capital Leases
2015	$9,902	$619
2016	5,519	124
2017	4,034	62
2018	1,635	15
2019	794	—
Thereafter	710	—
	$22,594	$820
Rent expense for the Company’s operating lease commitments for the years ended December 31, 2014, 2013 and 2012 was $12,479,000, $13,686,000 and $18,420,000, respectively. At December 31, 2014, the minimum rental payments under capital leases totaled $820,000. Minimum rental payments under operating leases with initial or remaining terms of one year or more totaled $22,594,000, net of sublease receipts of $3,553,000 at December 31, 2014.
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of December 31, 2014, the Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay under these agreements is $46,222,000 over the next four years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of December 31, 2014, are as follows (in thousands):

2015	$30,587
2016	12,175
2017	3,304
2018	156
$46,222
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,142,000 as of December 31, 2014.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during and as of the year ended December 31, 2014 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 14. Capital Stock
Common Stock and Preferred Stock
As of December 31, 2014, the Company has an authorized capital of 243,000,000 shares, $0.01 par value, of which 240,000,000 shares are designated common stock, and 3,000,000 shares are designated preferred stock. Of the preferred stock, 240,000 shares are designated Series A Junior Participating Preferred Stock and the remaining shares of preferred stock are undesignated as to series, rights, preferences, privileges or restrictions.
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
Treasury Stock and Stock Repurchases
In August 2014, the Company's Board of Directors authorized a $50,000,000 share repurchase program under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases will be made consistent with the terms of the Company's credit facility which defines the amount of stock that can be repurchased. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
During 2014, the Company repurchased approximately 133,000 shares of its common stock under the 2014 repurchase program at an average cost per share of $7.62, for a total cost of $1,013,000. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.
In November 2013, the Company redeemed 300 shares of its Series B Cumulative Perpetual Convertible Preferred Stock for cash (see Note 5).
Note 15. Share-Based Employee Compensation
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
Stock Plans
As of December 31, 2014, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan").
The 2004 Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Incentive Plan are discretionary, although no participant may receive awards in any one year in excess of 2,000,000 shares. The maximum number of shares issuable over the term of the 2004 Incentive Plan is 24,000,000.
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
The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2014:

	Authorized	Available	Outstanding(2)
	(In thousands)
2001 Directors Plan(1)	500	—	36
2004 Incentive Plan	24,000	8,405	5,360
2013 Directors Plan	1,000	898	95
Total	25,500	9,303	5,491

(1)	The Company’s 2001 Non-Employee Directors Stock Incentive Plan (the "2001 Directors Plan") expired on December 31, 2011.

(2)	Includes accrued incremental dividend equivalent rights on outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan.
Stock Options
All stock option grants made under the 2004 Incentive Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $1,907,000, $1,839,000 and $1,586,000 of compensation expense relating to outstanding stock options for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. Compensation expense for employee stock options is recognized over the vesting term and is reduced by an estimate for forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards. The Company did not grant stock options during the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, the weighted average estimated forfeiture rate used was 6.6% and 5.7%, respectively.

The table below summarizes the average fair value assumptions used in the valuation of stock options granted during the years ended December 31, 2013 and 2012.

	2013	2012
Dividend yield	0.6%	1.2%
Expected volatility	48.8%	50.6%
Risk-free interest rate	0.7%	0.8%
Expected life	4.3 years	4.9 years
The Company uses forecasted dividends to estimate the expected dividend yield. The expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant. The expected life of the Company’s options is based on evaluations of historical employee exercise behavior, forfeitures, cancellations and other factors. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time. Changes in the subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by the employee holding the option.
The following table summarizes the Company’s stock option activities for the year ended December 31, 2014 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	4,492	$9.42
Granted	—	$—
Exercised	(302)	$7.57
Forfeited	—	$—
Expired	(531)	$16.23
Outstanding at December 31, 2014	3,659	$8.59	5.65	$2,154
Vested and expected to vest in the future at December 31, 2014	3,612	$8.61	5.62	$2,100
Exercisable at December 31, 2014	2,501	$9.54	4.51	$806
The weighted-average grant-date fair value of options granted during the years ended December 31, 2013 and 2012 was $2.47 and $2.63 per share, respectively. There were no stock options granted during 2014.
At December 31, 2014, there was $1,581,000 of total unrecognized compensation expense related to options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statement of operations.
The total intrinsic value for options exercised during the years ended December 31, 2014, 2013 and 2012 was $569,000, $243,000 and $3,000, respectively. Cash received from the exercise of stock options for the years ended December 31, 2014, 2013 and 2012 was $2,291,000, $1,652,000 and $19,000, respectively.
Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are recorded at the Company’s closing stock price on the date of grant. Restricted stock units generally vest at the end of a three year period. At December 31, 2014, 2013 and 2012, the weighted average grant-date fair value of restricted stock units granted was $8.21, $6.55 and $6.36, respectively. The Company recorded $2,530,000, $1,694,000 and $1,556,000 of compensation expense related to restricted stock units in 2014, 2013 and 2012, respectively.

The table below is a roll-forward of the activity for restricted stock units during the 12 months ended December 31, 2014 (in thousands, except fair value amounts):

Restricted Stock Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	873	$6.49
Granted	425	8.21
Vested	(75)	6.85
Forfeited	—	—
Nonvested at December 31, 2014	1,223	$7.07
At December 31, 2014, there was $3,944,000 of total unrecognized compensation expense related to nonvested restricted stock units granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.14 years.
Performance Share Units
Performance share units awarded under the 2004 Incentive Plan are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics are measured over a one-year performance period from the date of grant. These performance metrics were established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 50% to 150% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Compensation expense is recognized over the vesting period and is reduced by an estimate for forfeitures, and will vary based on remeasurements during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the performance metrics are achieved as of the end of the performance period. The performance units vest in full at the end of a three year period.
The Company granted 596,000 performance share units during the year ended December 31, 2014, inclusive of incremental shares that were issued as a result of the Company achieving the performance metrics as of December 31, 2014. The shares were granted at a weighted average grant-date fair value of $8.20 per share. There were no performance share units vested or forfeited during the year ended December 31, 2014. The Company did not grant performance share units during the years ended December 31, 2013 or 2012. During the year ended December 31, 2014, the Company recognized total compensation expense, net of estimated forfeitures, of $1,303,000 for performance share units. At December 31, 2014, unamortized compensation expense related to these awards was $3,840,000.
Phantom Stock Units
Phantom stock units awarded under the 2004 Incentive Plan are a form of share-based award that are indexed to the Company’s stock and are settled in cash. Because phantom stock units are settled in cash, compensation expense recognized over the vesting period will vary based on changes in fair value. Fair value is remeasured at the end of each interim reporting period based on the closing price of the Company’s stock. Phantom stock units vest at the end of a three year period.
The weighted average grant-date fair value per share of phantom stock units granted to employees during the years ended December 31, 2012 was $6.37. There were no phantom stock units granted in the years ended December 31, 2014 or 2013.

The table below is a roll-forward of the activity for phantom stock units during the 12 months ended December 31, 2014 (in thousands, except fair value amounts):

Phantom Stock Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	444	$6.72
Granted	—	—
Vested	(180)	7.40
Forfeited	—	—
Nonvested at December 31, 2014	264	$6.25
In connection with these awards, the Company recognized compensation expense of $649,000, $1,635,000 and $1,724,000 for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, the Company accrued compensation expense of $1,898,000, which was included in accrued employee compensation and benefits in the accompanying consolidated balance sheets. Accrued compensation expense for phantom stock units was $2,830,000 at December 31, 2013, of which $1,439,000 was included in accrued employee compensation and benefits, and $1,391,000 was included in long-term incentive compensation and other in the accompanying consolidated balance sheets.
Stock Appreciation Rights
The Company records compensation expense for SARs based on the estimated fair value on the date of grant using the Black Scholes option-pricing model. SARs are subsequently remeasured at each interim reporting period based on a revised Black Scholes value until they are exercised. SARs vest over a three year period. As of December 31, 2014, the Company reversed $1,062,000 in compensation expense related to these awards, and recognized $3,016,000 and $2,285,000 in compensation expense related to these awards at December 31, 2013 and 2012, respectively. At December 31, 2014, the Company accrued compensation expense of $3,990,000, which was included in accrued employee compensation and benefits in the accompanying consolidated balance sheets. At December 31, 2013, the Company accrued compensation expense of $5,193,000, of which $4,200,000 was included in accrued employee compensation and benefits and $993,000 was included in long-term incentive compensation and other in the accompanying consolidated balance sheets.
The table below summarizes the total number of SARs granted to employees during the year ended December 31, 2014 (in thousands):

Stock Appreciation Rights	Units	Weighted- Average Exercise Price Per Share
Nonvested at January 1, 2014	2,475	$6.39
Granted	—	—
Vested	(88)	6.39
Forfeited	(15)	6.69
Nonvested at December 31, 2014	2,372	$6.39
Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2014, 2013 and 2012 for share-based compensation, including expense for stock options, restricted stock units, phantom stock units and cash settled stock appreciation rights (in thousands):

	2014	2013	2012
Cost of sales	$240	$473	$276
Operating expenses	5,087	7,711	6,874
Total cost of employee share-based compensation included in loss before income tax	$5,327	$8,184	$7,150

In connection with the Cost Reduction Initiatives announced in July 2012 (see Note 3), the Company recognized $416,000 during the year ended December 31, 2012 in stock compensation expense as a result of the contractual acceleration of the vesting of certain stock options, restricted stock units and phantom stock units.
Note 16. Employee Benefit Plan
The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to 75% of annual compensation, up to the maximum permitted under federal law, and the Company is obligated to contribute annually an amount equal to 50% of the participant’s contributions up to 6% of their eligible annual compensation.
The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer matching and profit sharing contributions at a rate of 50% per year, becoming fully vested after the completion of two years of service. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $1,687,000, $1,589,000 and $2,156,000 during 2014, 2013 and 2012, respectively. Additionally, the Company can make discretionary contributions based on the profitability of the Company. For the years ended December 31, 2014, 2013 and 2012 there were no discretionary contributions.
Note 17. Fair Value of Financial Instruments
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
The following table summarizes the valuation of the Company’s foreign currency exchange contracts (see Note 18) that are measured at fair value on a recurring basis by the above pricing levels at December 31, 2014 and 2013 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
2014
Foreign currency derivative instruments—asset position	$40	$—	$40	$—
Foreign currency derivative instruments—liability position	(246)	—	(246)	—
	$(206)	$—	$(206)	$—
2013
Foreign currency derivative instruments—asset position	$557	$—	$557	$—
Foreign currency derivative instruments—liability position	(823)	—	(823)	—
	$(266)	$—	$(266)	$—
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

During 2012, in connection with the Cost Reduction Initiatives (see Note 3), the Company reached an agreement to sell its golf ball manufacturing facility in Chicopee, Massachusetts and, in connection with this agreement, during the year ended December 31, 2012, the Company designated this building as assets available for sale, and recorded a pre-tax charge of $7,939,000 to write the building down to its estimated selling price, net of estimated commissions and fees (see Note 7). In addition, in connection with the same initiatives, the Company transitioned its integrated device business to a third-party based model and, as a result, the Company performed an impairment analysis that was based on a discounted cash flow model on the net realizable value of its uPro assets. This analysis resulted in impairment charges of $5,156,000 to write-off amortizing intangibles and goodwill (see Note 8), and $4,345,000 to write-off property, plant and equipment associated with uPro devices (see Note 3).
Also in connection with the Cost Reduction Initiatives, during the fourth quarter of 2012, the Company determined that the sum of the future cash flows expected to result from the use of its Top-Flite patents was less than their carrying amount and, as a result, the Company recognized an impairment charge of $4,572,000 to write-off the net book value of these patents (see Note 8).
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at December 31, 2014 and 2013 are reasonable estimates of fair value due to the short-term nature of these balances and are therefore classified as Level 1. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized on the accompanying consolidated balance sheets as of December 31, 2014 and 2013, as well as the fair value of contingent contracts that represent financial instruments (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes(1)	$108,574	$126,222	$107,835	$138,668
ABL Facility(2)	$15,235	$15,235	$25,660	$25,660
Standby letters of credit(3)	$1,142	$1,142	$1,297	$1,297

(1) The carrying value of the convertible notes at December 31, 2014 and 2013 is net of the unamortized discount of $3,926,000 and $4,665,000, respectively (see Note 4). The fair value of the convertible notes was determined based on secondary quoted market prices, and as such is classified as Level 2 in the fair value hierarchy.
(2) The carrying value of amounts outstanding under the Company's ABL Facility approximates the fair value due to the short term nature of this obligation. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 4 for information on the ABL Facility, including certain risks and uncertainties.
(3) The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. There were no amounts outstanding under these letters of credit at December 31, 2014 or 2013. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.
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
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts and put and call option contracts (“foreign currency exchange contracts”) to mitigate the impact of foreign currency translation on transactions that are denominated primarily in Japanese Yen, British Pounds, Euros, Canadian Dollars, Australian Dollars and Korean Won. Foreign currency exchange contracts are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign currency exchange contracts for speculative purposes. Foreign currency exchange contracts usually mature within 12 months from their inception.
During the years ended December 31, 2014, 2013 and 2012, the Company did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under ASC 815. Beginning in January 2015, the Company entered into certain foreign currency exchange contracts designated as derivatives that qualify for hedge accounting.
At December 31, 2014, 2013 and 2012, the notional amounts of the Company’s foreign currency exchange contracts used to mitigate the exposures discussed above were approximately $62,866,000, $42,264,000 and $137,125,000, respectively. The increase in foreign currency exchange contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency exchange contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 17).
The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated balance sheets at December 31, 2014 and 2013 (in thousands):

	Asset Derivatives
	December 31, 2014		December 31, 2013
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other current assets	$40	Other current assets	$557

	Liability Derivatives
	December 31, 2014		December 31, 2013
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Accounts payable and accrued expenses	$246	Accounts payable and accrued expenses	$823
The following table summarizes the location of gains and losses on the consolidated statements of operations that were recognized during the years ended December 31, 2014, 2013 and 2012, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of gain recognized in income on derivative instruments	Years Ended December 31,
		2014	2013	2012
Foreign currency exchange contracts	Other income (expense), net	$6,356	$6,764	$6,591
The amounts shown in the table above represent the net realized and unrealized gains and losses that were recognized by the Company on its foreign currency exchange contracts for the years ended December 31, 2014, 2013 and 2012. Unrealized gains and losses represent the remeasurement of foreign currency exchange contracts that will mature in future periods. In addition, during the years ended December 31, 2014, 2013 and 2012, the Company recognized net foreign currency losses of $6,198,000, $821,000 and $3,343,000, respectively, related to transactions with foreign subsidiaries.
Note 19. Segment Information
The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters. This segment also includes golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, in addition to royalties from licensing of the Company’s trademarks and service marks and sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf balls that are designed, manufactured and sold by the Company. In 2014, 2013 and

2012, the Company's top five golf club customers accounted for approximately 25%, 23% and 22% of total consolidated golf club sales, respectively, and the top five golf ball customers accounted for approximately 30% of total consolidated golf ball sales in 2014 and 27% in 2013 and 2012.
During the first quarter of 2012, the Company completed the sale of certain assets related to the Top-Flite and Ben Hogan brands (see Note 8). In addition, during the third quarter of 2012, the Company announced the transition of its North American golf apparel and footwear and global GPS device businesses to a third-party licensing based model. As such, the net sales and income before income taxes for the year ended December 31, 2013 include minimal sales of Top-Flite and Ben Hogan golf products as well as sales of golf apparel, footwear and uPro GPS on-course measurement devices. There were no sales recognized in 2014 related to these items. There are no significant intersegment transactions.
The table below contains information utilized by management to evaluate its operating segments.

	Years Ended December 31,
	2014	2013(1)	2012(1)
	(In thousands)
Net sales:
Golf Clubs	$749,956	$711,697	$695,441
Golf Balls	136,989	131,104	138,624
	$886,945	$842,801	$834,065
Income (loss) before income tax:
Golf Clubs(2)	$50,891	$32,738	$(60,343)
Golf Balls(2)	15,222	(3,472)	(14,503)
Reconciling items(3)	(44,474)	(42,588)	(43,200)
	$21,639	$(13,322)	$(118,046)
Identifiable assets:(4)
Golf Clubs	$316,710	$374,473	$328,210
Golf Balls(5)	37,445	49,261	64,203
Reconciling items(4)	270,656	240,129	245,223
	$624,811	$663,863	$637,636
Additions to long-lived assets:
Golf Clubs	$9,425	$13,250	$16,347
Golf Balls	327	1,163	260
	$9,752	$14,413	$16,607
Goodwill:
Golf Clubs	$27,821	$29,212	$29,034
Golf Balls	—	—	—
	$27,821	$29,212	$29,034
Depreciation and amortization:
Golf Clubs	$18,505	$21,019	$21,096
Golf Balls	2,731	4,524	13,315
	$21,236	$25,543	$34,411

(1)
The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. For the year ended December 31, 2013, this resulted in increases in net sales and income before income taxes of $1,043,000 and $5,054,000, respectively, in the golf clubs segment, and corresponding decreases in net sales and income before income taxes in the golf balls segment. For the year ended December 31, 2012, this resulted in increases in net sales and losses before income taxes of $952,000 and $516,000, respectively, in the golf clubs segment, and a corresponding decrease in net sales and losses before income taxes in the golf balls segment.

(2)	The tables below includes total charges absorbed by the Company’s operating segments from the restructuring initiatives discussed in Note 3 (in thousands):

	Year Ended December 31, 2013
	Golf Clubs	Golf Balls	Corporate G&A(3)	Total
Cost Reduction Initiatives	$6,395	$6,973	$3,188	$16,556

	Year Ended December 31, 2012
	Golf Clubs	Golf Balls	Corporate G&A(3)	Total
Cost Reduction Initiatives	$30,398	$16,589	$7,074	$54,061
Reorganization and Reinvestment Initiatives	812	240	(40)	1,012
Total	$31,210	$16,829	$7,034	$55,073

(3)
Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. In addition to the corporate general and administrative expenses identified above in connection with the Company’s Cost Reduction Initiatives and Reorganization and Reinvestment Initiatives, the following charges were included in reconciling items:

•
Net gains of $5,943,000 and $3,248,000 for 2013 and 2012, respectively, related to foreign currency hedging contracts, offset by net foreign currency transaction losses and gains included in other income (expense); and

•	A pre-tax gain of $6,602,000 in connection with the sale of the Top-Flite and Ben Hogan brands during the year ended December 31, 2012 (see Note 8).

(4)
Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments.

(5)
Includes property classified as available for sale in the amount of $2,396,000 in 2012. Property held for sale in 2012 represents the net book value of the Company’s golf ball manufacturing facility in Chicopee, Massachusetts (see Note 7).

The Company’s net sales by product category are as follows:

	Years Ended December 31,
	2014	2013(1)	2012(1)
	(In thousands)
Net sales:
Woods	$269,468	$249,809	$198,078
Irons	200,174	178,771	169,151
Putters	81,161	87,787	92,588
Golf Balls	136,989	131,104	138,624
Accessories and Other	199,153	195,330	235,624
	$886,945	$842,801	$834,065

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

	Sales	Long-Lived Assets (excluding deferred tax assets)
	(In thousands)
2014
United States	$421,773	$210,152
Europe	134,401	7,070
Japan	166,162	4,873
Rest of Asia	89,603	2,936
Other foreign countries	75,006	13,402
	$886,945	$238,433
2013
United States	$401,478	$206,111
Europe	121,477	7,905
Japan	161,598	6,491
Rest of Asia	84,073	3,627
Other foreign countries	74,175	15,827
	$842,801	$239,961
2012
United States	$392,087	$212,438
Europe	120,160	7,969
Japan	157,315	6,897
Rest of Asia	75,035	4,265
Other foreign countries	89,468	17,161
	$834,065	$248,730
On a consolidated basis, no one customer accounted for more than 8% of the Company’s consolidated revenues in 2014, 2013 and 2012. The Company's top five customers accounted for no more than 25% of the Company's consolidated revenues in 2014, 23% in 2013, and 25% in 2012.
Note 20. Transactions with Related Parties
The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving for the Company and makes grants to selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. During 2014, 2013 and 2012, the Company did not make any contributions to the Foundation.

Note 21. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2014 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$351,874	$231,893	$168,572	$134,606	$886,945
Gross profit	$164,897	$90,806	$65,307	$36,916	$357,926
Net income (loss)	$55,312	$3,369	$(1,134)	$(41,539)	$16,008
Net income (loss) allocable to common shareholders	$55,312	$3,369	$(1,134)	$(41,539)	$16,008
Earnings (loss) per common share(1)
Basic	$0.71	$0.04	$(0.01)	$(0.54)	$0.21
Diluted	$0.61	$0.04	$(0.01)	$(0.54)	$0.20

	Fiscal Year 2013 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$287,756	$249,646	$178,229	$127,170	$842,801
Gross profit(2)	$130,436	$95,652	$59,409	$29,261	$314,758
Net income (loss)(2)(3)	$41,660	$10,071	$(21,153)	$(49,499)	$(18,921)
Dividends on convertible preferred stock	$783	$783	$1,766	$—	$3,332
Net income (loss) allocable to common shareholders(2)(3)	$40,877	$9,288	$(22,919)	$(49,499)	$(22,253)
Earnings (loss) per common share(1)
Basic(2)(3)	$0.58	$0.13	$(0.32)	$(0.65)	$(0.31)
Diluted(2)(3)	$0.47	$0.12	$(0.32)	$(0.65)	$(0.31)

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

(2)
During the first, second, third and fourth quarters of 2013, the Company recognized charges of $2,282,000, $4,087,000, $1,005,000 and $3,775,000, respectively, in cost of goods sold in connection with the Company’s Cost Reduction Initiatives (see Note 3).

(3)
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