Form 10-Q
period 2015-03-31
CALLAWAY GOLF CO
filed 2015-04-29
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2015, the number of shares outstanding of the Registrant’s common stock outstanding was 78,060,321.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "on track," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, the future impact of new accounting standards and the continued success of the Company's turnaround plan and the Company's recovery, as well as improved financial results during 2015. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

•	certain risks and uncertainties, including changes in capital market or economic conditions;

•	delays, difficulties, changed strategies, or increased costs in implementing the Company’s turnaround plans;

•	consumer acceptance of and demand for the Company’s products;

•	future retailer purchasing activity, which can be significantly affected by adverse industry conditions and overall retail inventory levels;

•	the level of promotional activity in the marketplace;

•	future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions;

•	the ability of the Company to manage international business risks;

•	future changes in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs;

•	adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities;

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
For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K, as well as the Company’s Quarterly Reports on Form 10-Q and Current Report on Form 8-K subsequently filed with the Commission from time to time. Investors should not place undue reliance on these forward-looking statements, which are based on current information and speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex-Apex Tour-APW-Aqua Dry-Backstryke-Big Bertha-Big Bertha Alpha-Black Series-Callaway-Callaway Golf- Callaway Media Productions-Callaway Supersoft-C Grind-Chev-Chev 18-Chevron Device-Chrome Soft-Comfort Tech-CXR-D.A.R.T.- Dawn Patrol-Divine-Eagle-ERC-FTiZ-FT Optiforce-FT Performance-FT Tour-Fusion-Fusion RX-Gems-Gravity Core-Great Big Bertha-Heavenwood-Hex Aerodynamics--Hex Chrome--Hex Solaire--HX-Hyper Speed Face-IMIX-Ion X-Jailbird-Kings of Distance-Legacy-Longer From Everywhere-Mack Daddy-Marksman-MetalX-Number One Putter in Golf-Odyssey-Odyssey Works-OptiFit-Opti Flex-Opti Grip-Opti Shield-Opti Therm-ORG.14-ProType-∙R∙-Rossie-R Moto-S2H2-Sabertooth--SoftFast-Solaire-Speed Regime-Speed Step-SR1-SR2-SR3-Steelhead-Strata-Strata Jet-Stronomic-Superhot-Tank-Tank Cruiser-Teron-Tech Series-TiHot-Tour Authentic-Trade In! Trade Up!-Trionomer Cover-Tru Bore-udesign-Uptown-Versa-Warbird-Weather Series-Wedgeducation-White Hot-White Hot Tour-White Hot Pro- White Hot Pro Havok-White Ice-World's Friendliest-X Act-X Hot-X Hot Pro-X² Hot-XR design-X Series-XSPANN-Xtra Traction Technology-XTT-Xtra Width Technology-2-Ball-3 Deep.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$23,236	$37,635
Accounts receivable, net	261,888	109,848
Inventories	181,488	207,229
Deferred taxes, net	5,486	5,081
Income taxes receivable	491	928
Other current assets	23,955	23,312
Total current assets	496,544	384,033
Property, plant and equipment, net	55,588	58,093
Intangible assets, net	88,820	88,833
Goodwill	26,675	27,821
Deferred taxes, net	2,223	2,346
Investment in golf-related ventures (Note 6)	52,376	50,677
Other assets	10,918	13,008
Total assets	$733,144	$624,811
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$131,586	$123,251
Accrued employee compensation and benefits	26,019	37,386
Asset-based credit facility	94,318	15,235
Accrued warranty expense	6,408	5,607
Income tax liability	1,984	2,623
Deferred taxes, net	26	26
Total current liabilities	260,341	184,128
Long-term liabilities:
Income tax payable	3,586	3,867
Deferred taxes, net	35,322	35,043
Convertible notes, net (Note 2)	108,776	108,574
Long-term incentive compensation and other	1,005	1,665
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 78,373,598 shares issued at both March 31, 2015 and December 31, 2014	784	784
Additional paid-in capital	207,466	210,057
Retained earnings	124,929	89,932
Accumulated other comprehensive loss	(5,918)	(796)
Less: Common stock held in treasury, at cost, 313,277 and 779,681 shares at March 31, 2015 and December 31, 2014, respectively	(3,147)	(8,443)
Total shareholders’ equity	324,114	291,534
Total liabilities and shareholders’ equity	$733,144	$624,811

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$284,179	$351,874
Cost of sales	156,913	186,977
Gross profit	127,266	164,897
Operating expenses:
Selling expense	66,319	77,311
General and administrative expense	16,099	17,996
Research and development expense	7,916	7,913
Total operating expenses	90,334	103,220
Income from operations	36,932	61,677
Interest income	71	43
Interest expense	(2,092)	(2,691)
Other income (expense), net	2,546	(2,243)
Income before income taxes	37,457	56,786
Income tax provision	1,638	1,474
Net income	$35,819	$55,312

Earnings per common share:
Basic	$0.46	$0.71
Diluted	$0.39	$0.61
Weighted-average common shares outstanding:
Basic	77,753	77,370
Diluted	93,896	93,172

Dividends paid per common share	$0.01	$0.01

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$35,819	$55,312
Other comprehensive income (loss):
Change in fair value of derivative instruments	1,856	—
Foreign currency translation adjustments	(6,978)	173
Comprehensive income	$30,697	$55,485

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$35,819	$55,312
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,703	5,697
Deferred taxes	(15)	14
Share-based compensation	1,826	1,163
Gain on disposal of long-lived assets	(257)	(282)
Discount amortization on convertible notes	202	182
Change in assets and liabilities:
Accounts receivable, net	(155,309)	(196,563)
Inventories	23,357	18,518
Other assets	1,129	53
Accounts payable and accrued expenses	9,274	(3,328)
Accrued employee compensation and benefits	(11,111)	(1,977)
Accrued warranty expense	801	1,539
Income taxes receivable/payable	(295)	(2,348)
Other liabilities	(472)	(2,778)
Net cash used in operating activities	(90,348)	(124,798)
Cash flows from investing activities:
Capital expenditures	(2,393)	(4,048)
Proceeds from sales of property and equipment	1	44
Net cash used in investing activities	(2,392)	(4,004)
Cash flows from financing activities:
Proceeds from asset-based credit facilities, net	79,083	114,927
Exercise of stock options	2,239	1,591
Dividends paid	(780)	(774)
Acquisition of treasury stock	(1,402)	—
Equity issuance costs	—	5
Net cash provided by financing activities	79,140	115,749
Effect of exchange rate changes on cash and cash equivalents	(799)	(183)
Net decrease in cash and cash equivalents	(14,399)	(13,236)
Cash and cash equivalents at beginning of period	37,635	36,793
Cash and cash equivalents at end of period	$23,236	$23,557
Supplemental disclosures:
Cash paid for income taxes, net	$(1,929)	$(3,817)
Cash paid for interest and fees	$(2,812)	$(2,944)
Noncash investing and financing activities:
Issuance of treasury stock for compensatory stock awards released from restriction	$3,300	$—
Accrued capital expenditures at period-end	$656	$435

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2014	78,374	$784	$210,057	$89,932	$(796)	(780)	$(8,443)	$291,534
Acquisition of treasury stock	—	—	—	—	—	(159)	(1,402)	(1,402)
Exercise of stock options	—	—	(1,159)	—	—	321	3,398	2,239
Compensatory awards released from restriction	—	—	(3,300)	—	—	305	3,300	—
Share-based compensation	—	—	1,826	—	—	—	—	1,826
Stock dividends	—	—	42	(42)	—	—	—	—
Cash dividends	—	—	—	(780)	—	—	—	(780)
Equity adjustment from foreign currency translation	—	—	—	—	(6,978)	—	—	(6,978)
Change in fair value of derivative instruments	—	—	—	—	1,856	—	—	1,856
Net income	—	—	—	35,819	—	—	—	35,819
Balance at March 31, 2015	78,374	$784	$207,466	$124,929	$(5,918)	(313)	$(3,147)	$324,114

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company” or “Callaway Golf”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. These consolidated condensed financial statements, in the opinion of management, include all the normal and recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.
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
Recent Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs."  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments for this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company does not expect that the adoption of this amendment will have a material impact on the Company’s consolidated condensed financial statements and disclosures.
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, and it provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. Until the issuance of this ASU, U.S. GAAP lacked guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption of this amendment will have a material impact on the Company’s consolidated condensed financial statements and disclosures.
In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements.
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
Note 2. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s multi-year turnaround, demand for the Company’s products, foreign currency exchange rates and the other risks and uncertainties applicable to the Company and its business. If the Company is unable to generate sufficient cash flows to fund its business and is unable to reduce its manufacturing costs and operating expenses to offset such shortfall, the Company will need to increase its reliance on its credit facilities for needed liquidity. If the Company’s current credit facilities are not available or sufficient and the Company is not able to secure alternative financing arrangements, the Company’s future operations would be materially adversely affected. The Company believes that its current credit facilities, along with its cash on hand and cash flows expected to be generated from operations, are sufficient to meet the Company’s liquidity requirements for at least the next 12 months.
Asset-Based Revolving Credit Facility
The Company has a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”), which provides a senior secured asset-based revolving credit facility of up to $230,000,000, comprised of a $160,000,000 U.S. facility, a $25,000,000 Canadian facility and a $45,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), inventory and accounts receivable of the Company’s subsidiaries in the United States, Canada and the United Kingdom.
As of March 31, 2015, the Company had $81,000,000 outstanding under the ABL Facility, $1,101,000 in outstanding letters of credit, and $23,236,000 in cash and cash equivalents. The maximum amount of additional indebtedness (as defined by the ABL Facility) that could have been outstanding on March 31, 2015, after outstanding borrowings and letters of credit was approximately $99,532,000, resulting in total available liquidity of $122,768,000. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and is lower during the second half of the year when the Company's inventory levels decrease and its accounts receivable decrease as a result of cash collections. Average outstanding borrowings during the three months ended March 31, 2015 were $51,197,000, and average available liquidity, defined as cash on hand combined with amounts available under the ABL Facility after outstanding borrowings and letters of credit, was approximately $102,738,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at the earlier of (i) the date that is six months prior to the maturity of the Company’s 3.75% Convertible Senior Notes maturing on August 15, 2019 or (ii) June 23, 2019, if a qualifying refinancing of the Company’s 3.75% Convertible Senior Notes due 2019 has occurred at least six months prior to their maturity.

The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. As of March 31, 2015, the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below $23,000,000. The Company’s borrowing base availability was above $23,000,000 during the three months ended March 31, 2015, and the Company was in compliance with the fixed charge coverage ratio as of March 31, 2015. Had the Company not been in compliance with the fixed charge coverage ratio as of March 31, 2015, the Company's maximum amount of additional indebtedness that could have been outstanding on March 31, 2015 would have been reduced by $23,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. The applicable margin for any month will be reduced by 0.25% if the Company’s availability ratio is greater than or equal to 67% and the Company’s “leverage ratio” (as defined below) is less than 4.0 to 1.0 as of the last day of the month for which financial statements have been delivered, so long as no default or event of default exists. The Company’s “leverage ratio” is the ratio of the amount of debt for borrowed money to the twelve-month trailing EBITDA (as defined in the ABL Facility), each determined on a consolidated basis. At March 31, 2015, the Company’s trailing 12 months average interest rate applicable to its outstanding loans under the ABL Facility, including the fees described below, was 4.23%.
In addition, the ABL Facility provides for monthly fees ranging from 0.25% to 0.375% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $4,917,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized fees at March 31, 2015 and December 31, 2014 totaled $2,114,000 and $2,233,000, respectively, of which $497,000 and $496,000 were included in other current assets, respectively, and $1,617,000 and $1,737,000 were included in other assets, respectively, in the accompanying consolidated condensed balance sheets.
In January 2015, the Company entered into a separate asset-based loan and guarantee agreement (the "Japan ABL Facility") between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd and The Development Bank of Japan. The Company can borrow up to 2 billion Yen (or U.S. $16,980,000, using the exchange rate in effect as of January 23, 2015) over a one-year term, and the amounts outstanding are secured by certain assets, including eligible inventory. The Japan ABL Facility is subject to an effective interest rate of 1.48% and includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of March 31, 2015, the total amount outstanding under this facility was $13,318,000.
Convertible Senior Notes
In August 2012, the Company issued $112,500,000 of 3.75% Convertible Senior Notes (the “convertible notes”). The Company pays interest of 3.75% per year on the principal amount of the convertible notes, payable semiannually in arrears on February 15 and August 15 of each year. The convertible notes mature on August 15, 2019.
The Company incurred transactional fees of $3,537,000, which are being amortized into interest expense over the term of the convertible notes. Unamortized transaction fees as of March 31, 2015 and December 31, 2014 were $2,231,000 and $2,358,000, respectively, of which $505,000 was included in other current assets as of both March 31, 2015 and December 31, 2014, and $1,726,000 and $1,853,000 were included in other long-term assets as of March 31, 2015 and December 31, 2014, respectively, in the accompanying consolidated condensed balance sheets.
The net carrying amount of the convertible notes as of March 31, 2015 and December 31, 2014 was $108,776,000 and $108,574,000, respectively. The unamortized discount of $3,724,000 as of March 31, 2015 will be amortized to interest expense over the remaining term of approximately 4.4 years. Total interest and amortization expense recognized during the three months ended March 31, 2015 and 2014 was $1,258,000 and $1,236,000, respectively.
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
The Company has the right to terminate the right of note holders to convert their convertible notes into shares of the Company's common stock if the volume weighted average price of the Company's common stock is greater than or equal to 130% of the conversion price for at least 20 of 30 consecutive trading days. If the Company exercises such termination right prior to August 15, 2015, each note holder who converts its convertible notes after receiving notice of such exercise will receive a make-whole payment in cash or common stock, as the Company may elect, with respect to the convertible notes converted.
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
The convertible notes contain certain covenants including payment of principal and interest, certain repurchase obligations, obligations of the Company to convert the convertible notes, and other customary covenants as set forth in the Indenture. The Company was in compliance with these covenants as of March 31, 2015.
Note 3. Earnings per Common Share
Earnings per common share—basic, is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Earnings per common share—diluted, is computed by dividing net income adjusted for interest expense on the convertible notes, by the weighted-average number of common shares—diluted. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method and the if-converted method in accordance with ASC Topic 260, “Earnings per Share.” Dilutive securities include the common stock equivalents of convertible notes, options granted pursuant to the Company’s stock option plans and outstanding restricted stock units and performance share units granted to employees and non-employee directors (see Note 10).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when diluted earnings per share is higher than basic earnings per share.

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Earnings per common share—basic
Net income	$35,819	$55,312
Weighted-average common shares outstanding—basic	77,753	77,370
Basic earnings per common share	$0.46	$0.71
Earnings per common share—diluted
Net income	$35,819	$55,312
Add: Interest on convertible debt	1,246	1,236
Net income including assumed conversions	$37,065	$56,548
Weighted-average common shares outstanding—basic	77,753	77,370
Convertible notes weighted-average shares outstanding	15,000	15,000
Options and restricted stock	1,143	802
Weighted-average common shares outstanding—diluted	93,896	93,172
Dilutive earnings per common share	$0.39	$0.61
Earnings per share—diluted, reflects the potential dilution that could occur if convertible securities, or other contracts to issue common stock, were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company's common stock during the period have been excluded from the calculation as their effect would be antidilutive.
For the three months ended March 31, 2015 and 2014, securities outstanding totaling approximately 705,000 and 1,135,000 shares, respectively, comprised of options and restricted stock, have been excluded from the calculation of earnings per common share—diluted, as their effect would be antidilutive.
Note 4. Inventories
Inventories are summarized below (in thousands):

	March 31, 2015	December 31, 2014
Inventories:
Raw materials	$48,856	$47,661
Work-in-process	590	519
Finished goods	132,042	159,049
	$181,488	$207,229
Note 5. Goodwill and Intangible Assets
Goodwill at March 31, 2015 and December 31, 2014 was $26,675,000 and $27,821,000, respectively. The decrease in goodwill during the three months ended March 31, 2015 of $1,146,000 was due to foreign currency fluctuations. Gross goodwill before impairments at March 31, 2015 and December 31, 2014 was $28,423,000 and $29,570,000, respectively.
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

The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	March 31, 2015			December 31, 2014
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,351	230	31,581	31,338	243
Developed technology and other	1-9	7,961	7,961	—	7,961	7,961	—
Total intangible assets		$128,132	$39,312	$88,820	$128,132	$39,299	$88,833
Aggregate amortization expense on intangible assets was approximately $13,000 and $18,000 for the three months ended March 31, 2015 and 2014, respectively.
Amortization expense related to intangible assets at March 31, 2015 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2015	$38
2016	51
2017	51
2018	51
2019	39
$230
Note 6. Investments
Investment in TopGolf International, Inc.
The Company owns preferred shares of TopGolf International, Inc. (“TopGolf”), the owner and operator of TopGolf entertainment centers. In connection with this investment, the Company has a preferred partner agreement with TopGolf in which the Company has preferred signage rights, rights as the preferred supplier of golf products used or offered for use at TopGolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in the TopGolf retail stores, access to consumer information obtained by TopGolf, and other rights incidental to those listed above.
In December 2014, the Company remitted funds to subscribe for $1,699,000 in preferred shares of TopGolf. In January 2015, the subscription was accepted and the Company acquired the $1,699,000 in preferred shares. As of March 31, 2015, the Company's total investment in preferred shares of TopGolf was $52,376,000. The Company’s total ownership interest in TopGolf, including the Company's voting rights in the preferred shares of TopGolf, remains at less than 20% of the outstanding equity securities of TopGolf. In addition, as of March 31, 2015, the Company did not have the ability to significantly influence the operating and financing activities and policies of TopGolf, and accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other.” The fair value of the Company's investment in TopGolf was not estimated as of March 31, 2015 as it was not practicable to do so. However, there were no events or changes in circumstances that would have had a significant adverse effect on the fair value of this investment.
Note 7. Product Warranty
The Company has a stated two-year warranty policy for its golf clubs. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The decrease in the provision for warranty claims is primarily due to a decline in warranty returns rates as a result of improved durability of newer products.

The following table provides a reconciliation of the activity related to the Company’s reserve for accrued warranty expense (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$5,607	$6,406
Provision	1,803	2,865
Claims paid/costs incurred	(1,002)	(1,326)
Ending balance	$6,408	$7,945
Note 8. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC 270, “Interim Reporting,” and ASC 740 “Accounting for Income Taxes” (together, “ASC 740”). In general, at the end of each interim period, the Company estimates the annual effective tax rate for foreign operations and applies that rate to its ordinary foreign quarterly earnings. For the three months ended March 31, 2015, and consistent with prior quarters, the discrete method was used to calculate the Company's U.S. interim tax expense as the annual effective rate was not considered a reliable estimate of year-to-date income tax expense. Under the discrete method, the Company determines its U.S. tax expense based upon actual results as if the interim period were an annual period. The Company's full U.S. valuation allowance position and the seasonality of the Company's business create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the use of the discrete method is more appropriate than the annual effective tax rate method.
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
The provision for income taxes is primarily comprised of taxes related to the Company's foreign operations. The income tax provision for the three months ended March 31, 2015 and 2014 was $1,638,000 and $1,474,000, respectively. The increase in the income tax provision was primarily due to the release of certain unrecognized tax benefits due to the lapse of statutes of limitation in various jurisdictions in the first quarter of 2014.
At March 31, 2015, the gross liability for income taxes associated with uncertain tax positions was $6,448,000. The liability for uncertain tax positions could be reduced by $1,539,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments as well as $3,896,000 of deferred taxes. The net amount of $1,013,000, if recognized, would favorably affect the Company’s consolidated condensed financial statements and effective income tax rate. The unrecognized tax benefit liabilities are expected to decrease approximately $511,000 during the next 12 months. The gross liability for uncertain tax positions decreased by $111,000 for the three months ended March 31, 2015. This decrease was primarily due to foreign currency translation.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended March 31, 2015 and 2014, the Company's provision for income taxes includes benefits of $25,000 and $88,000, respectively, related to the reversal of interest and penalties. As of March 31, 2015 and December 31, 2014, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,037,000 and $1,062,000, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (United States)	2009 and prior
Canada	2006 and prior
Japan	2008 and prior
South Korea	2009 and prior
United Kingdom	2010 and prior
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
Note 9. Commitments & Contingencies
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
Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect upon the consolidated results of operations, cash flows or financial position of the Company. The Company believes that it has valid legal defenses to the matters currently pending against the Company. These matters are inherently unpredictable and the resolutions of these matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate range of monetary loss, amounts covered by insurance or the financial impact that will result from such matters. Management believes that the final resolution of the current matters pending against the Company, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position. The Company’s results of operations or cash flows, however, could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of March 31, 2015, the Company has entered into many of these contractual agreements with terms ranging from one to three years. The minimum obligation that the Company is required to pay under these agreements is $47,222,000 over the next three years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum purchase commitments as of March 31, 2015, are as follows (in thousands):

Remainder of 2015	$31,421
2016	12,682
2017	3,113
2018	6
$47,222
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,101,000 as of March 31, 2015.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2015 was not material to the Company’s financial position, results of operations or cash flows.
Employment Contracts
In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments, including salary continuation, upon the termination of employment by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interest, the contracts also generally provide for certain protections in the event of a change in control of the Company. These protections include the payment of certain severance benefits, such as monetary payments and health benefits, upon the termination of employment following a change in control.
Note 10. Share-Based Employee Compensation
As of March 31, 2015, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, phantom stock units, stock appreciation rights and other awards under these plans.

The table below summarizes the amounts recognized in the financial statements for the three months ended March 31, 2015 and 2014 for share-based compensation, including expense for stock options, restricted stock units, phantom stock units, cash settled stock appreciation rights and performance share units.

	Three Months Ended March 31,
(In thousands)	2015	2014
Cost of sales	$337	$309
Operating expenses	5,033	5,026
Total cost of share-based compensation included in income, before income tax	$5,370	$5,335
Stock Options
The Company records compensation expense for employee stock options made under the 2004 Incentive Plan based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. Compensation expense for employee stock options is recognized over the vesting period and is reduced by an estimate for forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards.
There were no stock options granted during the three months ended March 31, 2015 or the three months ended March 31, 2014. Total compensation expense recognized for stock options during the three months ended March 31, 2015 and 2014 was $376,000 and $379,000, respectively.
Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and 2013 Directors Plan are valued at the Company’s closing stock price on the date of grant and generally vest within a one to three year period. Compensation expense for restricted stock units is recognized over the vesting period and is reduced by an estimate for forfeitures. During the three months ended March 31, 2015 and 2014, the Company granted 406,000 and 366,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $7.87 and $8.17 per share, respectively. Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended March 31, 2015 and 2014 was $920,000 and $597,000, respectively.
At March 31, 2015, the Company had $5,992,000 of total unrecognized compensation expense related to non-vested restricted stock units under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Performance Share Units
Performance share units awarded under the 2004 Incentive Plan are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics over a one year performance period from the date of grant. These performance metrics were established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 50% to 150% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Compensation expense is recognized over the vesting period, is reduced by an estimate for forfeitures, and will vary based on remeasurements during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance units vest in full at the end of a three year period.
The Company granted 483,000 and 447,000 performance share units during the three months ended March 31, 2015 and 2014, respectively, at a weighted average grant-date fair value of $7.87 and $8.17 per share, respectively. During the three months ended March 31, 2015 and 2014, the Company recognized total compensation expense, net of estimated forfeitures, of $530,000 and $188,000, respectively, for performance share units. At March 31, 2015, unamortized compensation expense related to these awards was $7,707,000, which is expected to be recognized over a weighted-average period of 2.4 years.

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
There were no phantom stock units granted during the three months ended March 31, 2015 or the three months ended March 31, 2014. The Company recognized $317,000 and $572,000 of compensation expense related to previously granted phantom stock units during the three months ended March 31, 2015 and 2014, respectively. Accrued compensation expense for these awards was $974,000 and $1,898,000 at March 31, 2015 and December 31, 2014, respectively, which was recorded in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets.
Stock Appreciation Rights
The Company records compensation expense for cash settled stock appreciation rights ("SARs") based on the estimated fair value on the date of grant using the Black Scholes option-pricing model. SARs are subsequently remeasured at each interim reporting period based on a revised Black Scholes value until they are exercised. SARs vest over a three year period.
There were no SARs granted during the three months ended March 31, 2015 or the three months ended March 31, 2014. The Company recognized $3,227,000 and $3,599,000 of compensation expense related to previously granted SARs during the three months ended March 31, 2015 and 2014, respectively. Accrued compensation expense for these awards was $5,350,000 and $3,990,000 at March 31, 2015 and December 31, 2014, respectively, which was recorded in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets.
Note 11. Fair Value of Financial Instruments
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
The following table summarizes the valuation of the Company’s foreign currency exchange contracts (see Note 12) that are measured at fair value on a recurring basis by the above pricing levels at March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Foreign currency derivative instruments—asset position	$3,911	$—	$3,911	$—
Foreign currency derivative instruments—liability position	(81)	—	(81)	—
	$3,830	$—	$3,830	$—
December 31, 2014
Foreign currency derivative instruments—asset position	$40	$—	$40	$—
Foreign currency derivative instruments—liability position	(246)	—	(246)	—
	$(206)	$—	$(206)	$—
The fair value of the Company’s foreign currency exchange contracts is based on observable inputs that are corroborated by market data. Foreign currency derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in the statements of operations.

Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at March 31, 2015 and December 31, 2014 are reasonable estimates of fair value due to the short-term nature of these balances and are therefore classified as Level 1. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes(1)	$108,776	$145,204	$108,574	$126,222
ABL Facility(2)	$81,000	$81,000	$15,235	$15,235
Japan ABL Facility(2)	$13,318	$13,318	$—	$—
Standby letters of credit(3)	$1,101	$1,101	$1,142	$1,142

(1)
The carrying value of the convertible notes at March 31, 2015 and December 31, 2014, is net of the unamortized discount of $3,724,000 and $3,926,000, respectively (see Note 2). The fair value of the convertible notes was determined based on secondary quoted market prices, and as such is classified within Level 2 of the fair value hierarchy.

(2)
The carrying value of amounts outstanding under the Company's ABL Facility and Japan ABL Facility approximate their fair values as the amounts outstanding are due within one year or less. The fair value of this debt is categorized within Level 2 of the fair value hierarchy.

(3)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. There were no amounts drawn from these letters of credit as of March 31, 2015 and December 31, 2014. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended March 31, 2015 and 2014, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Note 12. Derivatives and Hedging
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts to mitigate the impact of foreign currency translation on transactions that are denominated primarily in Japanese Yen, British Pounds, Euros, Canadian Dollars, Australian Dollars and Korean Won.
The Company accounts for its foreign currency forward contracts in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires the recognition of all derivatives instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses on qualifying hedges are recorded either in earnings as a component of cost of goods sold or as a component of other comprehensive income. Gains and losses on derivatives that are not elected for hedge accounting treatment or that do not meet hedge accounting requirements are recorded in earnings in other income (expense).
In January 2015, the Company entered into foreign currency forward contracts designated as qualifying cash flow hedges to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts mature within 12 months from their inception. In addition, the Company uses foreign currency forward contracts that are not designated as qualified hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts usually mature within 12 months from their inception.
Foreign currency forward contracts are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign currency forward contracts for speculative purposes. The Company utilizes counterparties for its derivative instruments that it believes are credit-worthy at the time the transactions are entered into and the Company closely monitors the credit ratings of these counterparties
The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated condensed balance sheets at March 31, 2015 and December 31, 2014 (in thousands):

	Asset Derivatives
	March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$2,059	Other current assets	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,852	Other current assets	$40

	Liability Derivatives
	March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$81	Accounts payable and accrued expenses	$246
Cash Flow Hedging Instruments
At March 31, 2015, the notional amount of the Company's foreign currency forward contracts designated as cash flow hedge instruments was approximately $93,781,000. The Company did not enter into cash flow hedging contracts in 2014. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the hypothetical derivative method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. The ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively if (i) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 11).
As of March 31, 2015, the Company recorded a net gain of $1,856,000 in accumulated other comprehensive loss related to its hedging activities. This gain will be relieved and recognized in cost of goods sold as the physical transactions being hedged occur. For the three months ended March 31, 2015, the Company recognized gains of $203,000 in other income (expense) as a result of ineffectiveness. The Company expects to reclassify net gains of $1,856,000 from accumulated other comprehensive loss into net earnings during the next 12 months.

The following tables summarize the net effect of all cash flow hedges on the unaudited condensed consolidated financial statements for the three months ended March 31, 2015 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2015	2014
Foreign currency forward contracts	$1,856	$—

	Gain (Loss) Recognized in Other Income (Expense) (Ineffective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2015	2014
Foreign currency forward contracts	$203	$—
The following table details the components and reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2015 (in thousands):

Beginning balance, December 31, 2014	$(796)
Change in fair value of derivative instruments	2,059
Amounts reclassified from accumulated other comprehensive loss due to derivative instrument ineffectiveness	(203)
Foreign currency translation adjustments	(6,978)
Ending balance, March 31, 2015	$(5,918)
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
At March 31, 2015 and December 31, 2014, the notional amounts of the Company’s foreign currency forward contracts not designated as hedging instruments used to help mitigate the exposures discussed above were approximately $97,170,000 and $62,866,000, respectively. The increase in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and the Company records these contracts on the balance sheet at fair value with changes in fair value recorded in earnings in other income (expense). The foreign currency forward contracts are classified under Level 2 of the fair value hierarchy (see Note 11).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three months ended March 31, 2015 and 2014, respectively, in addition to the derivative contract type (in thousands):

	Location of Net Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Net Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended March 31,
		2015	2014
Foreign currency forward contracts	Other income (expense), net	$2,592	$(2,932)
Unrealized gains and losses represent the remeasurement of foreign currency forward contracts that will mature in future periods. The amounts shown in the table above represent the net realized and unrealized gains and losses that were recognized by the Company on its foreign currency forward contracts during the first quarter of 2015 and 2014. Unrealized gains and losses represent the remeasurement of foreign currency forward contracts that will mature in future periods. For the three months ended March 31, 2015, the net gains on foreign currency forward contracts were offset by net losses of $479,000 related to transactions with the Company's foreign subsidiaries. For the three months ended March 31, 2014, the net losses on foreign currency forward contracts were offset by net gains of $719,000 related to transactions with the Company's foreign subsidiaries.

Note 13. Segment Information
The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters. This segment also includes golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, in addition to royalties from licensing of the Company’s trademarks and service marks and sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf balls. There are no significant intersegment transactions.
The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014(1)
Net sales:
Golf Clubs	$241,156	$299,538
Golf Balls	43,023	52,336
	$284,179	$351,874
Income before income taxes:
Golf Clubs	$40,940	$63,111
Golf Balls	7,409	11,355
Reconciling items(2)	(10,892)	(17,680)
	$37,457	$56,786
Additions to long-lived assets:
Golf Clubs	$2,083	$2,915
Golf Balls	566	101
	$2,649	$3,016

(1)
The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. For the three months ended March 31, 2014, this resulted in increases to net sales and income before income taxes of $374,000 in the golf clubs segment, and corresponding decreases to net sales and income before income taxes in the golf balls segment.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The change in reconciling items in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to an increase in net foreign currency gains combined with a decrease in corporate general and administrative expenses primarily due to decreases in employee costs and legal expenses.

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
Operating Segments. The Company has two reportable operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters. This segment also includes other golf-related accessories and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf balls. As discussed in Note 13 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.
Cost of Sales. The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. With respect to the Company's operating segments, variable costs for golf clubs represent approximately 85% to 95% of cost of sales, and for golf balls, approximately 75% to 85%. Of these variable costs, material and component costs represent approximately 85% to 95% for golf clubs and approximately 75% to 85% for golf balls. On a consolidated basis, over 85% of total cost of sales is variable in nature, and of this amount, over 85% is comprised of material and component costs. Generally, the relative significance of the components of costs of sales does not vary materially from these percentages from period to period. See "Golf Clubs and Golf Balls Segments Results for the Three Months Ended March 31, 2015 and 2014—Segment Profitability" below for further discussion of gross margins.
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
Foreign Currency. A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency exchange rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency exchange rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency exchange rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s reported net sales in regions outside the United States in the first three months of 2015 were negatively affected by the translation of foreign currency sales into U.S. dollars based on 2015 exchange rates. If exchange rates for the first three months of 2014 were applied to 2015 reported sales in regions outside the United States. and all other factors were held constant, net sales in such regions would have been $13.1 million higher than the net sales reported in the first three months of 2015. Additionally, in general, the U.S. dollar has recently strengthened against the foreign currencies in which the Company conducts its business, primarily the Japanese Yen. If this trend persists or if the U.S. dollar further strengthens against these currencies, it could significantly adversely impact the Company's future results of operations.
Executive Summary
The Company’s net sales for the first quarter of 2015 decreased to $284.2 million compared to $351.9 million for the same period in 2014. The Company expected most of this decrease due to (i) the continued strengthening of the U.S. dollar against the foreign currencies in which the Company conducts its business, (ii) a planned strategic shift in product launch timing, and (iii) an anticipated shift in the timing of sales in Japan as a result of the consumption tax that took effect in April 2014. In addition, net sales in the first quarter of 2015 were negatively affected by market conditions, particularly in Asia, which improved less than the Company originally anticipated.
Gross margin decreased to 44.8% in the first quarter of 2015 from 46.9% in the first quarter of 2014. This decrease was due to the negative impact of changes in foreign currency exchange rates compared to the first quarter of 2014. Increased product pricing and operational improvements allowed the Company to offset the increased product costs resulting from enhanced adjustability features and improved technology on the products launched in 2015.
Operating expenses decreased $12.9 million primarily due to a shift in timing of advertising and promotional expenses. The Company expects that a majority of the decrease in operating expenses will be shifted to the second quarter with the balance shifted to the second half of the year.
Other income/expense increased to other income of $2.5 million in the first quarter of 2015 compared to other expense of $2.2 million in the first quarter of 2014. This improvement resulted primarily from changes in foreign currency exchange contract valuations. These contracts, which are used to hedge the Company’s exposure to changes in foreign currency exchange rates, are required to be marked to market at the end of each quarter and changes in the contract values are reported in other income/expense. The Company recorded contract valuation gains of $2.8 million in the first quarter of 2015 compared to losses of $2.9 million in the first quarter of 2014.
The Company’s earnings per share for the first quarter of 2015 decreased to $0.39 compared to $0.61 in 2014 as a result of the decrease in net sales and gross margin, which were offset by the decrease in operating expenses and net gains recognized on foreign currency exchange contracts as discussed above.
Despite the anticipated decline in net sales in the first quarter of 2015, the Company’s brand momentum and market shares continue to improve as a result of increased consumer interest in the Company’s products. In addition, the Company is continuing to realize the benefits from the many improvements over the last few years in the manufacturing and supply chain functions.
Three-Month Periods Ended March 31, 2015 and 2014
Net sales for the first quarter of 2015 decreased by $67.7 million to $284.2 million compared to $351.9 million in the first quarter of 2014. This decrease was due to a decline in both golf club and golf ball sales primarily due to a shift in product launch timing resulting in fewer product launches in the first quarter of 2015 compared to the same quarter in the prior year. Additionally, sales were negatively impacted by unfavorable fluctuations in foreign currency exchange rates during the first quarter of 2015. If 2014 exchange rates were applied to reported sales in the first quarter of 2015 in regions outside the United States, and all other factors were held constant, net sales would have been $13.1 million higher.

The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended March 31,		Decline
	2015	2014 (1)	Dollars	Percent
Net sales:
Golf clubs	$241.2	$299.6	$(58.4)	(19)%
Golf balls	43.0	52.3	(9.3)	(18)%
	$284.2	$351.9	$(67.7)	(19)%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to net sales of $0.4 million in the golf clubs segment, and a corresponding decrease in net sales in the golf balls segment.
For further discussion of each operating segment’s results, see "Golf Clubs and Golf Balls Segments Results for the Three Months Ended March 31, 2015 and 2014" below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Decline
	2015	2014	Dollars	Percent
Net sales:
United States	$168.6	$184.7	$(16.1)	(9)%
Europe	41.8	51.2	(9.4)	(18)%
Japan	37.2	60.0	(22.8)	(38)%
Rest of Asia	16.5	27.0	(10.5)	(39)%
Other countries	20.1	29.0	(8.9)	(31)%
	$284.2	$351.9	$(67.7)	(19)%
Net sales in the United States decreased $16.1 million (9%) to $168.6 million during the first quarter of 2015 compared to the first quarter of 2014. The Company’s sales in regions outside of the United States decreased $51.6 million (31%) to $115.6 million for the first quarter of 2014 compared to $167.2 million in the same quarter of 2014. The 19% decrease in net sales in all regions primarily resulted from the later product launch timing mentioned above combined with the unfavorable impact of the translation of foreign currency sales into U.S. dollars based upon 2015 exchange rates. If 2014 exchange rates were applied to reported sales in the first quarter of 2015 in regions outside the United States, and all other factors were held constant, net sales in such regions would have been $13.1 million higher than reported in the first quarter of 2015. In addition, net sales in Japan were negatively affected by the consumption tax that took effect in April 2014, which resulted in an anticipated shift in the timing of sales in the first quarter of 2014.
Gross profit decreased $37.6 million (23%) to $127.3 million for the first quarter of 2015 compared to $164.9 million in the first quarter of 2014. Gross profit as a percentage of net sales (“gross margin”) decreased to 44.8% in the first quarter of 2015 compared to 46.9% in the first quarter of 2014. This decrease was primarily due to the decrease in net sales as discussed above combined with (i) the net unfavorable impact of changes in foreign currency exchange rates period over period; and (ii) an increase in club component costs due to more expensive materials and technology incorporated into certain hybrid product models and putter products. These decreases were partially offset by an increase in average selling prices on sales of the Big Bertha Alpha 815 family of woods in 2015, which have a higher average selling price compared to the Big Bertha family of woods sold in 2014. See "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Golf Clubs and Golf Balls Segments Results for the Three Months Ended March 31, 2015 and 2014—Segment Profitability" below for further discussion of gross margin.
Selling expenses decreased by $11.0 million to $66.3 million (23.3% of net sales) in the first quarter of 2015 compared to $77.3 million (22.0% of net sales) in the first quarter of 2014. This decrease was primarily due to a $7.9 million decrease in advertising and promotional expenses as a result of a shift in timing of product launches and a $1.9 million decrease in employee costs, primarily due to a decrease in stock compensation expense.

General and administrative expenses decreased by $1.9 million to $16.1 million (5.7% of net sales) in the first quarter of 2015 compared to $18.0 million (5.1% of net sales) in the first quarter of 2014. This decrease was primarily due to a $0.9 million decrease in bad debt expense and a $0.8 million decrease in legal expenses due to a bad debt recovery recognized in 2015.
Research and development expenses remained constant at $7.9 million in both the first quarter of 2015 and 2014. As a percentage of net sales, research and development expenses increased to 2.8% in the first quarter of 2015 compared to 2.2% in the first quarter of 2014 due to lower sales in the first quarter of 2015.
Other income (expense), net increased to other income of $2.5 million in the first quarter of 2015 compared to other expense of $2.2 million in the first quarter of 2014. This improvement was primarily due to a $4.5 million increase in net foreign currency gains in the first quarter of 2015 compared to the first quarter of 2014.
The Company’s provision for income taxes increased to $1.6 million in the first quarter of 2015, compared to $1.5 million in the first quarter of 2014. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s effective tax rate for the first quarter of 2015 and 2014 are correlated to the pre-tax income of the Company's foreign subsidiaries.
Net income for the first quarter of 2015 decreased $19.5 million to $35.8 million compared to $55.3 million in the first quarter of 2014. Diluted earnings per share decreased to $0.39 in the first quarter of 2015 compared to $0.61 in the first quarter of 2014. This decrease was primarily due to the timing of product launches period over period as discussed below.
Golf Clubs and Golf Balls Segments Results for the Three Months Ended March 31, 2015 and 2014
Golf Clubs Segment
Golf club sales declined $58.4 million (19%) to $241.2 million in the first quarter of 2015 compared to the first quarter of 2014. This decline was primarily due to the timing of new product launches combined with unfavorable fluctuations in foreign currency rates, compared to the prior year. Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Decline
	2015	2014 (1)	Dollars	Percent
Net sales:
Woods	$89.5	$128.5	$(39.0)	(30)%
Irons	61.6	72.6	(11.0)	(15)%
Putters	30.9	31.6	(0.7)	(2)%
Accessories and other	59.2	66.9	(7.7)	(12)%
	$241.2	$299.6	$(58.4)	(19)%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to net sales of $0.4 million in the golf clubs segment, and a corresponding decrease in net sales in the golf balls segment.
The $39.0 million (30%) decrease in net sales of woods to $89.5 million for the quarter ended March 31, 2015 resulted from a decline in both sales volume and average selling prices. The decrease in sales volume was primarily due to a shift in product launch timing resulting in fewer product launches during the first quarter of 2015 compared to the first quarter of 2014. The decline in average selling prices was primarily due to the launch of two premium drivers, including the higher priced Big Bertha and Big Bertha Alpha Drivers, during the first quarter of 2014, compared to the launch of the more moderately priced XR line of woods during the first quarter of 2015.
The $11.0 million (15%) decrease in net sales of irons to $61.6 million for the quarter ended March 31, 2015 was primarily attributable to a decline in sales volume with relatively flat average selling prices. The decrease in sales volume was primarily due to a shift in product launch timing resulting in fewer new product launches during the first quarter of 2015, combined with the launch of the Company's XR irons in late February 2015 compared to the launch of the X2 Hot irons in January 2014.
The $0.7 million (2%) decrease in net sales of putters to $30.9 million for the quarter ended March 31, 2015 was primarily due to a decline in average selling prices due to an unfavorable shift in sales mix resulting from the launch of the higher priced

Metal X Milled putters during the first quarter of 2014 with no comparable elite putter launch during the first quarter of 2015. This was almost completely offset by an increase in sales volume due to the launch of the Company's Odyssey Works line of putters during the first quarter of 2015.
The $7.7 million (12%) decrease in net sales of accessories and other to $59.2 million for the quarter ended March 31, 2015 was primarily due to a decrease in sales of packaged sets, golf bags and gloves.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Decline
	2015	2014(1)	Dollars	Percent
Net sales:
Golf balls	$43.0	$52.3	$(9.3)	(18)%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in a decrease to net sales of $0.4 million in the golf clubs segment, and a corresponding increase in net sales in the golf balls segment.
The $9.3 million (18%) decrease in net sales of golf balls to $43.0 million for the quarter ended March 31, 2015 was due to a decline in both sales volume and average selling prices. The decrease in sales volume was primarily due to fewer new product launches during the first quarter of 2015 compared to the prior year. The decline in average selling prices was primarily due to an unfavorable shift in product mix resulting from the launch of the higher priced Speed Regime super premium golf balls during the first quarter of 2014 compared to the launch of the more moderately priced Chrome Soft golf balls during the first quarter of 2015.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2015	2014(1)	Dollars	Percent
Income before income taxes:
Golf clubs	$40.9	$63.1	$(22.2)	35%
Golf balls	7.4	11.3	(3.9)	35%
Reconciling items(2)	(10.8)	(17.6)	6.8	39%
	$37.5	$56.8	$(19.3)	34%

(1)
The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to income before income taxes of $0.4 million in the golf clubs segment, and a corresponding decrease in income before income taxes in the golf balls segment.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The change in reconciling items in the three months ended March 31, 2015 compared to the first quarter of 2014 was primarily due to an increase in net foreign currency gains combined with a decrease in corporate general and administrative expenses primarily due to decreases in employee costs and legal expenses.

Pre-tax income in the Company’s golf clubs operating segment decreased to $40.9 million in the first quarter of 2015 from $63.1 million in the first quarter of 2014. This decrease was due to a decrease in net sales, as discussed above, combined with a decrease in gross profit as a percentage of sales ("gross margin" or "margin"), partially offset by a decrease in operating expenses. The decrease in gross margin was primarily due to (i) the net unfavorable impact of changes in foreign currency exchange rates period over period; and (ii) an increase in club component costs due to continued sales of the premium Big Bertha line of hybrid products and the new Odyssey Works putters, which incorporate more expensive materials and technology. These decreases were partially offset by sales of the Big Bertha Alpha 815 family of woods in the first quarter of 2015, which have higher average selling prices compared to the Big Bertha family of woods sold in the first quarter of 2014. The decrease in operating expenses in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to decreases in marketing expenses, stock compensation and bad debt expense, as discussed above.
Pre-tax income in the Company’s golf balls operating segment decreased to $7.4 million for the first quarter of 2015 from $11.3 million in the first quarter of 2014. This decrease was due to a decrease in net sales, as discussed above, combined with a decrease in gross margin. The decrease in gross margin was primarily due to (i) the net unfavorable impact of changes in foreign currency exchange rates period over period; and (ii) a shift in product mix due to the launch of the higher priced super premium Speed Regime golf balls in the first quarter of 2014 compared to the more moderately priced premium Chrome Soft golf balls launched in the first quarter of 2015.
Financial Condition
The Company’s cash and cash equivalents decreased $14.4 million to $23.2 million at March 31, 2015 from $37.6 million at December 31, 2014. The Company used its cash and cash equivalents and borrowings under its ABL facility in the first quarter of 2015 and 2014 to fund $90.3 million and $124.8 million, respectively, in operating activities in addition to funding $2.4 million and $4.0 million, respectively, in capital expenditures. The decrease in cash used in operating activities in the first quarter of 2015 compared to the first quarter of 2014 was primarily driven by the later timing of product launches in 2015 compared to 2014. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its ABL Facility, as deemed necessary (see Note 2 "Financing Arrangements" to the Note to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity" in Part I, Item 2 of this Form 10-Q for further information on the ABL Facility).
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of March 31, 2015, the Company’s net accounts receivable increased $152.1 million to $261.9 million from $109.8 million as of December 31, 2014. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $284.2 million during the first quarter of 2015 compared to net sales of $134.6 million during the fourth quarter of 2014. The Company’s net accounts receivable as of March 31, 2015 decreased by $27.3 million compared to the Company’s net accounts receivable as of March 31, 2014. This decrease was primarily attributable to the $67.7 million decrease in net sales during the first quarter of 2015 compared to the first quarter of 2014.
The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business as well as the timing of new product launches. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s inventory decreased $25.7 million to $181.5 million as of March 31, 2015 compared to $207.2 million as of December 31, 2014. This decrease in inventory was primarily due to the timing of product launches combined with improved inventory management. The Company’s inventory as of March 31, 2015 decreased by $64.7 million compared to the Company's inventory as of March 31, 2014 primarily due to a decline in woods and irons inventory due to a change in product launch timing year over year, combined with the Company's close-out of its Razr and Legacy golf products, as well as certain older golf ball products during 2014. Inventory as a percentage of the trailing 12 months net sales decreased to 22.1% as of March 31, 2015 compared to 27.1% as of March 31, 2014.
Liquidity and Capital Resources
The information set forth in Note 2 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q is incorporated herein by this reference.

Liquidity
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and the ABL Facility. The Company experienced negative cash flows from operations in 2012 and 2013. During the second half of 2012, the Company implemented significant changes to its business, including among other things, steps designed to increase product sales as well as initiatives designed to reduce the Company’s manufacturing costs and operating expenses. As a result of these initiatives, as of December 31, 2014, the Company realized increases in net sales and gross margin, and generated positive cash flows from operations. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2015, and current and projected availability under the ABL Facility, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, contractual obligations and commercial commitments for at least the next 12 months.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s multi-year turnaround, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014). While management believes the Company's recovery is on track, as mentioned above, no assurance can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to fund its business due to a decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on the ABL Facility for needed liquidity. If the ABL Facility is not then available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected.
As of March 31, 2015, approximately 93% of the Company’s total cash is held in regions outside of the United States. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it would need to accrue and pay incremental U.S. federal and state income taxes, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards. The Company has not, nor does it intend to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. As such, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon.
Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of March 31, 2015 that could affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in millions)
Convertible notes(1)	$112.5	$—	$—	$112.5	$—
Interest on convertible notes(1)	18.4	4.2	8.4	5.8	—
ABL Facility	81.0	81.0	—	—	—
Japan ABL Facility	13.3	13.3	—	—	—
Capital leases (2)	0.6	0.4	0.1	0.1	—
Operating leases(3)	20.6	9.4	8.8	1.7	0.7
Unconditional purchase obligations(4)	47.2	31.4	15.8	—	—
Uncertain tax contingencies(5)	3.6	0.7	0.4	0.7	1.8
Total	$297.2	$140.4	$33.5	$120.8	$2.5

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

(5)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of March 31, 2015. Amount excludes uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion see Note 8 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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
In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit in the amount of $1.1 million as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2014 was not material to the Company’s financial position, results of operations or cash flows. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2015 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 9 “Commitments & Contingencies” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and “Legal Proceedings” in Part II, Item 1 of this Form 10-Q.
Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $15.0 million for the year ending December 31, 2015.

Off-Balance Sheet Arrangements
The company has no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
Critical Accounting Policies and Estimates
There have been no material changes to the Company's critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company's Form 10-K for the fiscal year ended December 31, 2014, except as noted below.
Foreign Currency Translation
A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency exchange rates can have a significant effect on the Company’s financial results. Revenues and expenses that are denominated in foreign currencies are translated using the average exchange rate for the period. Assets and liabilities are translated at the rate of exchange on the balance sheet date. Gains and losses from assets and liabilities denominated in a currency other than the functional currency of the entity on which they reside are generally recognized currently in the Company's statements of operations. Gains and losses from translation of foreign subsidiary financial statements into U.S. dollars are included in accumulated other comprehensive income or loss.
As part of the Company's overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency exchange rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency exchange rates, they do not eliminate those effects, which can be significant. For all contracts that qualify as cash flow hedges, the Company records gains and losses either in earnings as a component of cost of goods sold or as a component of other comprehensive income or loss. Gains and losses on derivatives that are not elected for hedge accounting treatment or that do not meet hedge accounting requirements are recorded in earnings in other income (expense).
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
Foreign Currency Fluctuations
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies) (see Note 12 “Derivatives and Hedging” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts to mitigate the impact of foreign currency translation on transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars, Australian Dollars and Korean Won. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.
Foreign currency forward contracts are used only to meet the Company’s objectives of offsetting gains and losses from foreign currency exchange exposures with gains and losses from the contracts used to hedge them in order to reduce volatility of earnings. The extent to which the Company’s hedging activities mitigate the effects of changes in foreign currency exchange rates varies based upon many factors, including the amount of transactions being hedged. The Company generally only hedges a limited portion of its international transactions. The Company does not enter into foreign currency forward contracts for speculative purposes. Foreign currency forward contracts generally mature within 12 months from their inception.
Beginning in January 2015, the Company entered into foreign currency forward contracts that are designated as qualifying cash flow hedging instruments to help mitigate the foreign currency exchange exposures discussed above. The Company did not use cash flow hedging instruments during the first quarter of 2014. At March 31, 2015, the notional amount of these contracts was approximately $93.8 million. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the hypothetical derivative method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. The ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates.
At March 31, 2015 and December 31, 2014, the notional amounts of the Company’s foreign currency forward contracts not designated as hedging instruments used to help mitigate the exposures discussed above were approximately $97.2 million and $62.9 million, respectively. The increase in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records these contracts on the balance sheet at fair value with changes in fair value recorded in earnings in other income (expense).
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2015 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $20.2 million at March 31, 2015. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its ABL Facility. Outstanding borrowings under the ABL Facility accrue interest as described in Note 2 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by an increase of 10% in interest rates is $0.2 million at March 31, 2015.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2015, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth in Note 9 “Commitments & Contingencies,” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by this reference.
Item 1A. Risk Factors
Certain Factors Affecting Callaway Golf Company
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2014, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2014 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
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
The following table summarizes the purchases by the Company during the first quarter of 2015. The Company acquired these shares to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock units awards.

	Three Months Ended March 31, 2015
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
January 1, 2015-January 31, 2015	—	$—	—	$—
February 1, 2015-February 28, 2015	—	$—	—	$—
March 1, 2015-March 31, 2015	159,005	$8.82	1,402,424	$47,585,145
Total	159,005	$8.82	1,402,424	$47,585,145
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

4.3
Indenture, dated as of August 29, 2012 between the Company and Wilmington Trust, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 4, 2012 (file no. 1-10962).

10.1
First Amendment to Officer Employment Agreement effective March 5, 2015, by and between the Company and Bradley J. Holiday, incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K, as filed with Commission on March 10, 2015 (file no. 1-10962).

10.2
First Amendment to Amended & Restated Officer Employment Agreement effective March 6, 2015, by and between the Company and Oliver G. Brewer III, incorporated herein by reference to Exhibit 10.2 to the Company's current report on Form 8-K, as filed with Commission on March 10, 2015 (file no. 1-10962).

10.3	First Amendment to Amended & Restated Executive Entrustment Agreement effective March 24, 2015, by and between the Company and Alex Boezeman. †

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Oliver G. Brewer III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document †

101.2	XBRL Taxonomy Extension Schema Document †

101.3	XBRL Taxonomy Extension Calculation Linkbase Document †

101.4	XBRL Taxonomy Extension Definition Linkbase Document †

101.5	XBRL Taxonomy Extension Label Linkbase Document †

101.6	XBRL Taxonomy Extension Presentation Linkbase Document †

(†) Included with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ Jennifer Thomas
Jennifer Thomas
Vice President and Chief Accounting Officer
Date: April 28, 2015

EXHIBIT INDEX

Exhibit	Description
10.3	First Amendment to Amended & Restated Executive Entrustment Agreement effective March 24, 2015, by and between the Company and Alex Boezeman.

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley J. Holiday pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Oliver G. Brewer III and Bradley J. Holiday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document

101.2	XBRL Taxonomy Extension Schema Document

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Definition Linkbase Document

101.5	XBRL Taxonomy Extension Label Linkbase Document

101.6	XBRL Taxonomy Extension Presentation Linkbase Document