Form 10-Q
period 2015-06-30
CALLAWAY GOLF CO
filed 2015-08-06
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the number of shares outstanding of the Registrant’s common stock outstanding was 78,584,998.

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
For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K, as well as the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K subsequently filed with the Commission from time to time. Investors should not place undue reliance on these forward-looking statements, which are based on current information and speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex-Apex Tour-APW-Aqua Dry-Arm Lock-Backstryke-Big Bertha-Big Bertha Alpha-Big T-Black Series-Callaway-Callaway Golf- Callaway Media Productions-Callaway Supersoft-C Grind-Chev-Chev 18-Chevron Device-Chrome Soft-Comfort Tech-CXR-D.A.R.T.-Dawn Patrol-Divine-Eagle-Engage-ERC-FTiZ-FT Optiforce-Fast Tech Mantle-FT Performance-FT Tour-Fusion-Fusion RX-Gems-Gravity Core-Great Big Bertha-Heavenwood-Hex Aerodynamics--Hex Chrome-Hex Solaire--HX-Hyper Lite-Hyper Speed Face-IMIX-Innovate or Die design-Ion X-Jailbird-Kings of Distance-Legacy-Longer From Everywhere-Mack Daddy-MarXman-MD3 Milled-MetalX-Number One Putter in Golf-Odyssey-Odyssey Works-OptiFit-Opti Flex-Opti Grip-Opti Shield-Opti Therm-ORG 14-ORG. 15-ProType-∙R∙-Rossie-R Moto-S2H2-Sabertooth--SoftFast-Solaire-Speed Regime-Speed Step-SR1-SR2-SR3-Steelhead-Strata-Strata Jet-Stronomic-Superhot-Tank-Tank Cruiser-Teron-Tech Series-TiHot-Tour Authentic-Trade In! Trade Up!-Trionomer Cover-Tru Bore-udesign-Uptown-Versa-Warbird-Weather Series-Wedgeducation-W Grind-White Hot-White Hot Tour-White Hot Pro- White Hot Pro Havok-White Ice-World's Friendliest-X Act-X Hot-X Hot Pro-X² Hot-XR design-X Series-XSPANN-Xtra Traction Technology-XTT-Xtra Width Technology-2-Ball-3 Deep.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$26,714	$37,635
Accounts receivable, net	220,401	109,848
Inventories	171,396	207,229
Deferred taxes, net	5,254	5,081
Income taxes receivable	484	928
Other current assets	22,533	23,312
Total current assets	446,782	384,033
Property, plant and equipment, net	54,701	58,093
Intangible assets, net	88,808	88,833
Goodwill	27,210	27,821
Deferred taxes, net	2,265	2,346
Investment in golf-related ventures (Note 6)	52,376	50,677
Other assets	10,414	13,008
Total assets	$682,556	$624,811
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$112,064	$123,251
Accrued employee compensation and benefits	27,259	37,386
Asset-based credit facilities	42,599	15,235
Accrued warranty expense	6,447	5,607
Income tax liability	1,913	2,623
Deferred taxes, net	25	26
Total current liabilities	190,307	184,128
Long-term liabilities:
Income tax payable	3,398	3,867
Deferred taxes, net	35,385	35,043
Convertible notes, net (Note 2)	108,969	108,574
Long-term incentive compensation and other	1,157	1,665
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 78,596,310 and 78,373,598 shares issued at June 30, 2015 and December 31, 2014, respectively	786	784
Additional paid-in capital	208,755	210,057
Retained earnings	136,944	89,932
Accumulated other comprehensive loss	(3,038)	(796)
Less: Common stock held in treasury, at cost, 11,312 and 779,681 shares at June 30, 2015 and December 31, 2014, respectively	(107)	(8,443)
Total shareholders’ equity	343,340	291,534
Total liabilities and shareholders’ equity	$682,556	$624,811

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$230,504	$231,893	$514,683	$583,767
Cost of sales	128,807	141,087	285,720	328,064
Gross profit	101,697	90,806	228,963	255,703
Operating expenses:
Selling expense	59,966	60,604	126,285	137,915
General and administrative expense	15,536	12,545	31,635	30,541
Research and development expense	7,603	6,846	15,519	14,759
Total operating expenses	83,105	79,995	173,439	183,215
Income from operations	18,592	10,811	55,524	72,488
Interest income	276	282	347	325
Interest expense	(2,212)	(2,894)	(4,304)	(5,585)
Other income (expense), net	(2,021)	(2,957)	525	(5,200)
Income before income taxes	14,635	5,242	52,092	62,028
Income tax provision	1,817	1,873	3,455	3,347
Net income	$12,818	$3,369	$48,637	$58,681

Earnings per common share:
Basic	$0.16	$0.04	$0.62	$0.76
Diluted	$0.15	$0.04	$0.54	$0.66
Weighted-average common shares outstanding:
Basic	78,395	77,633	78,076	77,502
Diluted	94,913	78,560	94,406	93,367

Dividends declared per common share	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$12,818	$3,369	$48,637	$58,681
Other comprehensive income (loss):
Change in fair value of derivative instruments	187	—	2,043	—
Foreign currency translation adjustments	2,693	4,514	(4,285)	4,687
Comprehensive income	$15,698	$7,883	$46,395	$63,368

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$48,637	$58,681
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,157	11,157
Deferred taxes	145	172
Share-based compensation	3,561	2,539
Gain on disposal of long-lived assets and deferred gain amortization	(510)	(644)
Discount amortization on convertible notes	395	365
Change in assets and liabilities:
Accounts receivable, net	(112,433)	(100,409)
Inventories	35,166	59,198
Other assets	2,962	5,708
Accounts payable and accrued expenses	(9,941)	(60,319)
Accrued employee compensation and benefits	(9,979)	(2,810)
Accrued warranty expense	840	990
Income taxes receivable/payable	(378)	(2,692)
Other liabilities	(289)	(3,271)
Net cash used in operating activities	(32,667)	(31,335)
Cash flows from investing activities:
Capital expenditures	(5,912)	(6,238)
Proceeds from sales of property and equipment	2	177
Investment in golf-related ventures	—	(4,522)
Net cash used in investing activities	(5,910)	(10,583)
Cash flows from financing activities:
Proceeds from asset-based credit facilities, net	27,364	34,536
Exercise of stock options	5,330	2,005
Dividends paid	(1,565)	(1,551)
Acquisition of treasury stock	(1,915)	—
Credit facility amendment costs	—	(584)
Equity issuance costs	—	(10)
Net cash provided by financing activities	29,214	34,396
Effect of exchange rate changes on cash and cash equivalents	(1,558)	(286)
Net decrease in cash and cash equivalents	(10,921)	(7,808)
Cash and cash equivalents at beginning of period	37,635	36,793
Cash and cash equivalents at end of period	$26,714	$28,985
Supplemental disclosures:
Cash paid for income taxes, net	$(3,596)	$(5,951)
Cash paid for interest and fees	$(3,494)	$(5,124)
Noncash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$3,669	$87
Acquisition of treasury stock for minimum statutory withholding taxes	$—	$(7)
Accrued capital expenditures at period-end	$553	$562
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2014	78,374	$784	$210,057	$89,932	$(796)	(780)	$(8,443)	$291,534
Acquisition of treasury stock	—	—	—	—	—	(212)	(1,915)	(1,915)
Exercise of stock options	111	1	(1,202)	—	—	666	6,531	5,330
Compensatory awards released from restriction	110	1	(3,669)	—	—	310	3,668	—
Share-based compensation	—	—	3,561	—	—	—	—	3,561
Stock dividends	1	—	8	(60)	—	5	52	—
Cash dividends	—	—	—	(1,565)	—	—	—	(1,565)
Equity adjustment from foreign currency translation	—	—	—	—	(4,285)	—	—	(4,285)
Change in fair value of derivative instruments	—	—	—	—	2,043	—	—	2,043
Net income	—	—	—	48,637	—	—	—	48,637
Balance at June 30, 2015	78,596	$786	$208,755	$136,944	$(3,038)	(11)	$(107)	$343,340

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
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, and it provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. Until the issuance of this ASU, U.S. GAAP lacked guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption of this amendment will have a material impact in the foreseeable future on the Company’s consolidated condensed financial statements and disclosures.
In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this ASU will not have a material impact on the Company's consolidated condensed financial statements.
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
Primary Asset-Based Revolving Credit Facility
The Company's primary credit facility is a Loan and Security Agreement with Bank of America N.A. (as amended, the “ABL Facility”), which provides a senior secured asset-based revolving credit facility of up to $230,000,000, comprised of a $160,000,000 U.S. facility, a $25,000,000 Canadian facility and a $45,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), inventory and accounts receivable of the Company’s subsidiaries in the United States, Canada and the United Kingdom.
As of June 30, 2015, the Company had $29,130,000 outstanding under the ABL Facility, $1,149,000 in outstanding letters of credit, and $26,714,000 in cash and cash equivalents. The maximum amount of additional indebtedness (as defined by the ABL Facility) that could have been outstanding on June 30, 2015, after outstanding borrowings and letters of credit was approximately $116,484,000, resulting in total available liquidity, defined as cash on hand combined with additional indebtedness, of $143,198,000. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and is lower during the second half of the year when the Company's inventory levels decrease and its accounts receivable decrease as a result of cash collections. Average outstanding borrowings during the six months ended June 30, 2015 were $78,435,000, and average available liquidity, defined as cash on hand combined with the average amounts available under the ABL Facility during the first six months of 2015, after outstanding borrowings and letters of credit, was approximately $139,895,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at the earlier of (i) the date that is six months prior to the maturity of the Company’s 3.75% Convertible Senior Notes maturing on August 15, 2019 or (ii) June 23, 2019, if a qualifying refinancing of the Company’s 3.75% Convertible Senior Notes due 2019 has occurred at least six months prior to their maturity.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. As of June 30, 2015, the Company was in compliance with all covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below $23,000,000. The Company’s borrowing base availability was above $23,000,000 during the six months ended June 30, 2015, and the Company was in compliance with the fixed charge coverage ratio as of June 30, 2015. Had the Company not been in compliance with the fixed charge coverage ratio as of June 30, 2015, the Company's maximum amount of additional indebtedness that could have been outstanding on June 30, 2015 would have been reduced by $23,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. The applicable margin for any month will be reduced by 0.25% if the Company’s availability ratio is greater than or equal to 67% and the Company’s “leverage ratio” (as defined below) is less than 4.0 to 1.0 as of the last day of the month for which financial statements have been delivered, so long as no default or event of default exists. The Company’s “leverage ratio” is the ratio of the amount of debt for borrowed money to the twelve-month trailing EBITDA (as defined in the ABL Facility), each determined on a consolidated basis. At June 30, 2015, the Company’s trailing 12 months average interest rate applicable to its outstanding loans under the ABL Facility, including the fees described below, was 4.11%.
In addition, the ABL Facility provides for monthly fees ranging from 0.25% to 0.375% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $4,919,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized fees at June 30, 2015 and December 31, 2014 totaled $1,992,000 and $2,233,000, respectively, of which $498,000 and $496,000 were included in other current assets, respectively, and $1,494,000 and $1,737,000 were included in other assets, respectively, in the accompanying consolidated condensed balance sheets.
Japan ABL Facility
In January 2015, the Company entered into a separate asset-based loan and guarantee agreement (the "Japan ABL Facility") between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd and The Development Bank of Japan. The Company can borrow up to 2 billion Yen (or U.S. $16,326,000, using the exchange rate in effect as of June 30, 2015) over a one-year term, and the amounts outstanding are secured by certain assets, including eligible inventory. The Japan ABL Facility is subject to an effective interest rate of 1.48% and includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of June 30, 2015, the Company was in compliance with these covenants. The total amount outstanding under this facility at June 30, 2015 was $13,469,000.
Convertible Senior Notes
In August 2012, the Company issued $112,500,000 of 3.75% Convertible Senior Notes (the “convertible notes”). The Company pays interest of 3.75% per year on the principal amount of the convertible notes, payable semiannually in arrears on February 15 and August 15 of each year. The convertible notes mature on August 15, 2019.
The Company incurred transactional fees of $3,537,000, which are being amortized into interest expense over the term of the convertible notes. Unamortized transaction fees as of June 30, 2015 and December 31, 2014 were $2,105,000 and $2,358,000, respectively, of which $505,000 was included in other current assets as of both June 30, 2015 and December 31, 2014, and $1,600,000 and $1,853,000 were included in other long-term assets as of June 30, 2015 and December 31, 2014, respectively, in the accompanying consolidated condensed balance sheets.
The net carrying amount of the convertible notes as of June 30, 2015 and December 31, 2014 was $108,969,000 and $108,574,000, respectively. The unamortized discount of $3,531,000 as of June 30, 2015 will be amortized to interest expense over the remaining term of approximately 4.1 years. Total interest and amortization expense recognized for the three and six months ended June 30, 2015 was $1,248,000 and $2,506,000, respectively, and $1,239,000 and $2,475,000 for the three and six months ended June 30, 2014, respectively.
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
The convertible notes contain certain covenants including payment of principal and interest, certain repurchase obligations, obligations of the Company to convert the convertible notes, and other customary covenants as set forth in the Indenture. The Company was in compliance with these covenants as of June 30, 2015.
Note 3. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share reflects the potential dilution that could occur if convertible securities, or other contracts to issue common stock, were exercised or converted into common stock. Diluted earnings per common share is computed by dividing the sum of net income plus interest expense on the convertible notes, by the weighted-average number of diluted common shares. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method and the if-converted method in accordance with ASC Topic 260, “Earnings per Share.” Dilutive securities include the common stock equivalents of convertible notes, options granted pursuant to the Company’s stock option plans and outstanding restricted stock units and performance share units granted to employees and non-employee directors (see Note 10).
Weighted-average diluted common shares outstanding is the same as weighted-average basic common shares outstanding in periods when a net loss is reported or in periods when diluted earnings per share is higher than basic earnings per share.

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings per common share—basic
Net income	$12,818	$3,369	$48,637	$58,681
Weighted-average common shares outstanding—basic	78,395	77,633	78,076	77,502
Basic earnings per common share	$0.16	$0.04	$0.62	$0.76
Earnings per common share—diluted
Net income	$12,818	$3,369	$48,637	$58,681
Add: Interest on convertible debt	1,260	—	2,506	2,475
Net income including assumed conversions	$14,078	$3,369	$51,143	$61,156
Weighted-average common shares outstanding—basic	78,395	77,633	78,076	77,502
Convertible notes weighted-average shares outstanding	15,000	—	15,000	15,000
Options and restricted stock	1,518	927	1,330	865
Weighted-average common shares outstanding—diluted	94,913	78,560	94,406	93,367
Dilutive earnings per common share	$0.15	$0.04	$0.54	$0.66
For the three and six months ended June 30, 2015, securities outstanding totaling approximately 565,000 and 605,000 shares, respectively, comprised of stock options, were excluded from the calculation of earnings per common share—diluted, as their effect would be antidilutive. For the three months ended June 30, 2014, securities outstanding totaling approximately 15,981,000 shares (including stock options and common shares underlying convertible senior notes of 15,000,000 shares) were excluded from the earnings per share calculation as their effect would be antidilutive, and 1,053,000 shares underlying stock options were excluded for the six months ended June 30, 2014 as their effect would be antidilutive.
Note 4. Inventories
Inventories are summarized below (in thousands):

	June 30, 2015	December 31, 2014
Inventories:
Raw materials	$47,542	$47,661
Work-in-process	424	519
Finished goods	123,430	159,049
	$171,396	$207,229
Note 5. Goodwill and Intangible Assets
Goodwill at June 30, 2015 and December 31, 2014 was $27,210,000 and $27,821,000, respectively. The decrease in goodwill during the six months ended June 30, 2015 of $611,000 was due to foreign currency fluctuations. Gross goodwill before cumulative impairments at June 30, 2015 and December 31, 2014 was $28,959,000 and $29,570,000, respectively.
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

The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	June 30, 2015			December 31, 2014
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,363	218	31,581	31,338	243
Developed technology and other	1-9	7,961	7,961	—	7,961	7,961	—
Total intangible assets		$128,132	$39,324	$88,808	$128,132	$39,299	$88,833
Aggregate amortization expense on intangible assets was approximately $25,000 and $35,000 for the six months ended June 30, 2015 and 2014, respectively.
Amortization expense related to intangible assets at June 30, 2015 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2015	$26
2016	51
2017	51
2018	51
2019	39
$218
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
In December 2014, the Company remitted funds to subscribe for $1,699,000 in preferred shares of TopGolf. In January 2015, the subscription was accepted and the Company acquired the $1,699,000 in preferred shares. As of June 30, 2015, the Company's total investment in preferred shares of TopGolf was $52,376,000. The Company’s total ownership interest in TopGolf, including the Company's voting rights in the preferred shares of TopGolf, remains at less than 20% of the outstanding equity securities of TopGolf. In addition, as of June 30, 2015, the Company did not have the ability to significantly influence the operating and financing activities and policies of TopGolf, and accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other.” The fair value of the Company's investment in TopGolf was not estimated as of June 30, 2015 as it was not practicable to do so. However, there were no events or changes in circumstances that would have had a significant adverse effect on the fair value of this investment.
Note 7. Product Warranty
The Company has a stated two-year warranty policy for its golf clubs. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The decrease in accrued warranty expense is primarily due to a decline in warranty returns rates as a result of improved durability of newer products combined with a decrease in the cost to repair or replace products.

The following table provides a reconciliation of the activity related to the Company’s reserve for accrued warranty expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$6,408	$7,945	$5,607	$6,406
Provision	1,466	1,045	3,269	3,910
Claims paid/costs incurred	(1,427)	(1,594)	(2,429)	(2,920)
Ending balance	$6,447	$7,396	$6,447	$7,396
Note 8. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC 270, “Interim Reporting,” and ASC 740 “Accounting for Income Taxes” (together, “ASC 740”). At the end of each interim period, the Company estimates the annual effective tax rate for foreign operations and applies that rate to its ordinary foreign quarterly earnings. For the Company's U.S. operations, the Company uses the discrete method to calculate the U.S. interim tax expense as the annual effective rate was not considered a reliable estimate of year-to-date income tax expense. Under the discrete method, the Company determines its U.S. tax expense based upon actual results as if the interim period were an annual period. The Company's full U.S. valuation allowance position and the seasonality of the Company's business create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company believes that using the discrete method is more appropriate than the annual effective tax rate method to calculate the income tax provision related to its U.S. operations.
The realization of deferred tax assets, including loss and credit carry forwards, is subject to the Company generating sufficient taxable income during the periods in which the temporary differences become realizable. Due to the Company's taxable losses in the United States from 2009 to 2013, the Company recorded a valuation allowance against its U.S. deferred tax assets. As a result, at each quarter end, as the U.S. deferred tax assets are adjusted upwards or downwards, the associated valuation allowance and income tax expense is adjusted. If sufficient positive evidence arises in the future, such as a sustained return to profitability in the U.S. business, the valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached.
The provision for income taxes is primarily comprised of taxes related to the Company's foreign operations. The income tax provision for the three months ended June 30, 2015 and 2014 was $1,817,000 and $1,873,000, respectively. The decrease in the income tax provision was primarily due to lower taxable income in foreign jurisdictions in the second quarter of 2015. The income tax provision for the six months ended June 30, 2015 and 2014 was $3,455,000 and $3,347,000, respectively. The increase in the income tax provision was primarily due to the lapse of statutes of limitation in various jurisdictions in the six months ended June 30, 2014, allowing for the recognition of previously unrecognized tax benefits.
At June 30, 2015, the gross liability for income taxes associated with uncertain tax positions was $6,386,000. The liability for uncertain tax positions could be reduced by $1,390,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments as well as $4,015,000 of deferred taxes. The net amount of $981,000, if recognized, would favorably affect the Company’s consolidated condensed financial statements and effective income tax rate. The unrecognized tax benefit liabilities are expected to decrease by approximately $339,000 during the next 12 months. The gross liability for uncertain tax positions decreased by $62,000 and $173,000 for the three and six months ended June 30, 2015, respectively. This decrease was primarily due to foreign currency translation.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended June 30, 2015 and 2014, the Company's provision for income taxes includes a benefit of $10,000 and expense of $64,000, respectively, related to the reversal and recognition of interest and penalties, respectively. For the six months ended June 30, 2015 and 2014, the Company's provision for income taxes includes benefits of $35,000 and $23,000, respectively, also related to the reversal of interest and penalties. As of June 30, 2015 and December 31, 2014, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,027,000 and $1,062,000, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2009 and prior
California (United States)	2008 and prior
Canada	2009 and prior
Japan	2008 and prior
South Korea	2009 and prior
United Kingdom	2010 and prior
Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating losses and credit carry-forwards may be limited significantly if the Company were to experience a cumulative change in ownership of the Company's stock by “5-percent shareholders” that exceeds 50% over a rolling three-year period. The Company does not believe there has been a cumulative change in ownership in excess of 50% during that period. The Company continues to monitor changes in ownership. If such a cumulative change did occur in any three year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company's results of operations and cash flows would be adversely impacted.
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
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of June 30, 2015, the Company has entered into many of these contractual agreements with terms ranging from one to three years. The minimum obligation that the Company is required to pay under these agreements is $82,026,000 over the next three years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum purchase commitments as of June 30, 2015, are as follows (in thousands):

Remainder of 2015	$74,430
2016	7,003
2017	530
2018	63
$82,026
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,149,000 as of June 30, 2015.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2015 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 10. Share-Based Employee Compensation
As of June 30, 2015, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, phantom stock units, stock appreciation rights and other awards under these plans.

The table below summarizes the amounts recognized in the financial statements for the three and six months ended June 30, 2015 and 2014 for share-based compensation, including expense for stock options, restricted stock units, phantom stock units, cash settled stock appreciation rights and performance share units.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cost of sales	$106	$(183)	$443	$126
Operating expenses	1,191	(2,071)	6,224	2,955
Total cost of share-based compensation included in income, before income tax	$1,297	$(2,254)	$6,667	$3,081
Stock Options
Stock options granted under the 2004 Incentive Plan are valued using the Black-Scholes option-pricing model on the date of grant. The model uses various assumptions, including a risk-free interest rate, the estimated term of the options, the estimated stock price volatility, and the estimated dividend yield. Compensation expense for stock options is recognized over the vesting period and is reduced by an estimate for forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards.
There were no stock options granted during the first six months ended June 30, 2015 and 2014. Total compensation expense recognized for stock options during the three and six months ended June 30, 2015 was $368,000 and $744,000, respectively, and $343,000 and $722,000 during the three and six months ended June 30, 2014, respectively. At June 30, 2015, the total amount of unamortized expense related to stock options was $845,000, which will be recognized over a weighted-average period of 0.7 years.
Restricted Stock Units
Restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan are valued at the Company’s closing stock price on the date of grant and generally vest within a one to three year period. Compensation expense for restricted stock units is recognized over the vesting period and is reduced by an estimate for forfeitures. During the three months ended June 30, 2015 and 2014, the Company granted 142,000 and 47,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $9.50 and $8.66, respectively. During the six months ended June 30, 2015 and 2014, the Company granted 548,000 and 412,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $8.29 and $8.23 per share, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended June 30, 2015 and 2014 was $841,000 and $753,000, respectively, and $1,761,000 and $1,350,000, during the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, the Company had $6,347,000 of total unamortized compensation expense related to non-vested restricted stock units under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Performance Share Units
Performance share units granted under the 2004 Incentive Plan are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics over a one year performance period from the date of grant. These performance metrics are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 50% to 150% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Compensation expense, net of estimated forfeitures, is recognized over the vesting period and will vary based on remeasurements during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance units cliff-vest in full at the end of a three year period.
The Company granted 26,000 and 7,000 shares underlying performance units during the three months ended June 30, 2015 and 2014, respectively, at a weighted average grant-date fair value of $9.55 and $10.34, respectively, and 509,000 and 453,000 shares underlying performance units during the six months ended June 30, 2015 and 2014, respectively, at a weighted average grant-date fair value of $7.96 and $8.20 per share, respectively.

During the three months ended June 30, 2015 and 2014, the Company recognized total compensation expense, net of estimated forfeitures, of $526,000 and $279,000, respectively, for performance share units. During the six months ended June 30, 2015 and 2014, the Company recognized total compensation expense, net of estimated forfeitures, of $1,056,000 and $467,000, respectively, for performance share units. At June 30, 2015, unamortized compensation expense related to these awards was $6,545,000, which is expected to be recognized over a weighted-average period of 2.1 years.
Phantom Stock Units
Phantom stock units granted under the 2004 Incentive Plan are a form of share-based awards that are indexed to the Company’s stock and are settled in cash. Because phantom stock units are settled in cash, compensation expense recognized over the vesting period will vary based on changes in fair value. Fair value is remeasured at the end of each interim reporting period based on the closing price of the Company’s stock. Phantom stock units vest at the end of a three year period.
There were no phantom stock units granted during the first six months of 2015 or 2014. The Company recognized $73,000 and reversed $139,000 of compensation expense related to previously granted phantom stock units during the three months ended June 30, 2015 and 2014, respectively, and recognized $390,000 and $433,000 of compensation expense related to previously granted phantom stock units during the six months ended June 30, 2015 and 2014, respectively. Accrued compensation expense for these awards was $235,000 and $1,898,000 at June 30, 2015 and December 31, 2014, respectively, which was recorded in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets.
Stock Appreciation Rights
Cash settled stock appreciation rights ("SARs") granted under the 2004 Incentive Plan are valued using the Black-Scholes option-pricing model on the date of grant. SARs are subsequently remeasured at each interim reporting period based on a revised Black-Scholes value until they are exercised. SARs generally vest over a three year period.
There were no SARs granted during the first six months ended 2015 or 2014. The Company reversed $511,000 and $3,490,000 of compensation expense related to previously granted SARs during the three months ended June 30, 2015 and 2014, respectively, and recognized $2,716,000 and $109,000 of compensation expense related to previously granted SARs during the six months ended June 30, 2015 and 2014, respectively. Accrued compensation expense for these awards was $2,898,000 and $3,990,000 at June 30, 2015 and December 31, 2014, respectively, which was recorded in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets.
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

The following table summarizes the valuation of the Company’s foreign currency exchange contracts (see Note 12) that are measured at fair value on a recurring basis by the above pricing levels at June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Foreign currency derivative instruments—asset position	$2,180	$—	$2,180	$—
Foreign currency derivative instruments—liability position	(485)	—	(485)	—
	$1,695	$—	$1,695	$—
December 31, 2014
Foreign currency derivative instruments—asset position	$40	$—	$40	$—
Foreign currency derivative instruments—liability position	(246)	—	(246)	—
	$(206)	$—	$(206)	$—
The fair value of the Company’s foreign currency exchange contracts is based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves. Remeasurement gains and losses on foreign currency exchange contracts designated as cash flow hedges are recorded in other comprehensive income, and in other income (expense) on non-designated foreign currency exchange contracts (see Note 12) .
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at June 30, 2015 and December 31, 2014 are reasonable estimates of fair value due to the short-term nature of these balances and are therefore classified as Level 1. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes(1)	$108,969	$135,377	$108,574	$126,222
ABL Facility(2)	$29,130	$29,130	$15,235	$15,235
Japan ABL Facility(2)	$13,469	$13,469	$—	$—
Standby letters of credit(3)	$1,149	$1,149	$1,142	$1,142

(1)
The carrying value of the convertible notes at June 30, 2015 and December 31, 2014, is net of the unamortized discount of $3,531,000 and $3,926,000, respectively (see Note 2). The fair value of the convertible notes was determined based on secondary quoted market prices, and as such is classified within Level 2 of the fair value hierarchy.

(2)
The carrying value of amounts outstanding under the Company's ABL Facility and Japan ABL Facility approximate their fair values as the amounts outstanding are due within one year or less. The fair value of this debt is categorized within Level 2 of the fair value hierarchy.

(3)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. There were no amounts drawn from these letters of credit as of June 30, 2015 and December 31, 2014. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the six months ended June 30, 2015 and 2014, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 12. Derivatives and Hedging
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses designated cash flow hedges and non-designated hedges in the form of foreign currency forward contracts to mitigate the impact of foreign currency translation on transactions that are denominated primarily in Japanese Yen, British Pounds, Euros, Canadian Dollars, Australian Dollars and Korean Won.
The Company accounts for its foreign currency forward contracts in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires the recognition of all derivatives instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying hedges are recorded as a component of other comprehensive income and released into earnings as a component of cost of goods sold during the period in which the hedged transaction takes place. Gains and losses on the ineffective portion of hedges (hedges that do not meet accounting requirements due to ineffectiveness) and derivatives that are not elected for hedge accounting treatment are immediately recorded in earnings as a component of other income (expense).
Foreign currency forward contracts are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign currency forward contracts for speculative purposes. The Company utilizes counterparties for its derivative instruments that it believes are credit-worthy at the time the transactions are entered into and the Company closely monitors the credit ratings of these counterparties.
The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated condensed balance sheets at June 30, 2015 and December 31, 2014 (in thousands):

	Asset Derivatives
	June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$1,864	Other current assets	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$316	Other current assets	$40

	Liability Derivatives
	June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$485	Accounts payable and accrued expenses	$246
Cash Flow Hedging Instruments
In January 2015, the Company entered into foreign currency forward contracts designated as qualifying cash flow hedges to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts mature within 12 months from their inception. At June 30, 2015, the notional amount of the Company's foreign currency forward contracts designated as cash flow hedge instruments was approximately $51,892,000. The Company did not enter into cash flow hedging contracts in 2014. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the hypothetical derivative method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively if (i) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 11).
As of June 30, 2015, the Company recorded a net gain of $2,155,000 in other comprehensive income related to its hedging activities. This gain will be relieved and recognized in cost of goods sold as the physical transactions being hedged occur. The Company recognized gains of $112,000 in cost of goods sold for the three months ended June 30, 2015, and $418,000 and $621,000 in other income (expense) for the three and six months ended June 30, 2015, respectively, as a result of ineffectiveness. Based on the current valuation, the Company expects to reclassify net gains of $2,043,000 from accumulated other comprehensive loss into net earnings during the next 12 months.
The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three and six months ended June 30, 2015 (in thousands):

	Gain Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2015	2014	2015	2014
Foreign currency forward contracts	$300	$—	$2,155	$—

	Gain Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2015	2014	2015	2014
Foreign currency forward contracts	$112	$—	$112	$—

	Gain Recognized in Other Income (Expense) (Ineffective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2015	2014	2015	2014
Foreign currency forward contracts	$418	$—	$621	$—
The following table details the components and reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2015 (in thousands):

Beginning balance, December 31, 2014	$(796)
Change in fair value of derivative instruments	2,059
Amounts reclassified from accumulated other comprehensive loss due to derivative instrument ineffectiveness	(203)
Foreign currency translation adjustments	(6,978)
Ending balance, March 31, 2015	$(5,918)
Change in fair value of derivative instruments	717
Amounts reclassified from accumulated other comprehensive loss	(112)
Amounts reclassified from accumulated other comprehensive loss due to derivative instrument ineffectiveness	(418)
Foreign currency translation adjustments	2,693
Ending balance, June 30, 2015	$(3,038)
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualified hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts usually mature within 12 months from their inception. At June 30, 2015 and December 31, 2014, the notional amounts of the Company’s foreign currency forward contracts not designated as hedging instruments used to help mitigate the exposures discussed above were approximately $116,916,000 and $62,866,000, respectively. The increase in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair value of these foreign currency forward contracts based on pricing models using current market rates, and the Company records these contracts on the balance sheet at fair value with changes in fair value recorded in earnings in other income (expense). These contracts are classified under Level 2 of the fair value hierarchy (see Note 11).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and six months ended June 30, 2015 and 2014, respectively, in addition to the derivative contract type (in thousands):

	Location of Net Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Net Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Foreign currency forward contracts	Other income (expense), net	$(2,251)	$(4,670)	$341	$(7,602)
In addition, for the three and six months ended June 30, 2015, the Company recognized net foreign currency losses related to transactions with its foreign subsidiaries of $250,000 and $727,000, respectively. For the three and six months ended June 30, 2014, the Company recognized net foreign currency gains of $1,649,000 and $2,368,000, respectively, related to transactions with the Company's foreign subsidiaries.
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
The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014(1)	2015	2014(1)
Net sales:
Golf Clubs	$189,616	$192,931	$430,772	$492,469
Golf Balls	40,888	38,962	83,911	91,298
	$230,504	$231,893	$514,683	$583,767
Income before income taxes:
Golf Clubs	$22,051	$11,052	$62,990	$74,163
Golf Balls	6,639	5,451	14,047	16,806
Reconciling items(2)	(14,055)	(11,261)	(24,945)	(28,941)
	$14,635	$5,242	$52,092	$62,028
Additions to long-lived assets:
Golf Clubs	$2,736	$2,317	$4,819	$5,232
Golf Balls	745	—	1,311	101
	$3,481	$2,317	$6,130	$5,333

(1)
The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. For the three months ended June 30,

2014, this resulted in decreases to net sales and income before income taxes of $228,000 in the golf clubs segment, and corresponding increases to net sales and income before income taxes in the golf balls segment. For the six months ended June 30, 2014, this resulted in increases to net sales and income before income taxes of $146,000 in the golf clubs segment, and corresponding decreases to net sales and income before income taxes in the golf balls segment.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to an increase in employee costs, partially offset by a decrease in foreign currency exchange losses. The decrease in reconciling items during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to an increase in foreign currency exchange gains.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report.
Discussion of non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes certain of the Company’s financial results on a constant currency basis. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by excluding foreign currency net losses of $2.1 million in other income/expense for the three months ended June 30, 2015, and foreign currency net gains of $0.2 million in other income/expense for the six months ended June 30, 2015, and taking the adjusted current period local currency results and translating them into U.S. Dollars based upon the foreign currency exchange rates for the applicable comparable prior period. It does not include any other effect of changes in foreign currency rates on the Company’s results or business.
The Company has included in this report information to reconcile this non-GAAP information to the most directly correlated GAAP information. The non-GAAP information presented in this report should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP. The non-GAAP information may also be inconsistent with the manner in which similar measures are derived or used by other companies. Management uses such non-GAAP information for financial and operational decision-making purposes and as a means to evaluate period over period comparisons of the underlying performance of its business and in forecasting the Company’s business going forward. Management believes that the presentation of such non-GAAP information, when considered in conjunction with the most directly comparable GAAP information, provides additional useful comparative information for investors in their assessment of the underlying performance of the Company’s business.
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
Operating Segments. The Company has two reportable operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters. This segment also includes golf-related accessories and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf balls. As discussed in Note 13 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.
Cost of Sales. The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. With respect to the Company's operating segments, variable costs for golf clubs represent approximately 85% to 95% of cost of sales, and for golf balls, approximately 75% to 85%. Of these variable costs, material and component costs represent approximately 85% to 95% for golf clubs and approximately 75% to 85% for golf balls. On a consolidated basis, over 85% of total cost of sales is variable in nature, and of this amount, over 85% is comprised of material and component costs. Generally, the relative significance of the components of costs of sales does not vary materially from these percentages from period to period. See "Golf Clubs and Golf Balls Segments Results for the Three Months Ended June 30, 2015 and 2014—Segment Profitability," and "Golf Clubs and Golf Balls Segments Results for the Six Months Ended June 30, 2015 and 2014—Segment Profitability" below for further discussion of gross margins.
Seasonality. In most of the regions where the Company does business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few regions, with many of the Company’s on-course customers closing for the cold weather months. The Company’s business is therefore subject to seasonal fluctuations.

In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second-quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third-quarter sales are generally dependent on reorder business but are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key regions. However, fourth-quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability occurs during the first half of the year.
Foreign Currency. A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency exchange rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency exchange rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency exchange rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s reported net sales in regions outside the United States in the first six months of 2015 were negatively affected by the translation of foreign currency sales into U.S. dollars based on 2015 exchange rates. If exchange rates for the first six months of 2014 were applied to 2015 reported sales in regions outside the United States, and all other factors were held constant, constant currency net sales in such regions would have been $32.8 million higher than the net sales reported in the first six months of 2015. If the U.S. dollar continues to strengthen against the foreign currencies in which the Company conducts its business (primarily the Japanese Yen), it could significantly adversely impact the Company's future results of operations.
Executive Summary
The Company’s net sales for the first six months of 2015 decreased to $514.7 million compared to $583.8 million for the same period in 2014. This decrease was primarily due to unfavorable changes in foreign currency exchange rates, a strategic shift in product launch timing which adversely affected first quarter net sales, and softer than expected market conditions in the Company’s international markets, particularly in Asia. The Company’s net sales of $230.5 million for the second quarter of 2015 were relatively flat compared to $231.9 million for the same period in 2014. On a constant currency basis, net sales would have decreased 6% during the first half of 2015 and would have increased 7% during the second quarter of 2015 relative to the comparable periods in 2014.
The Company’s gross profit as a percentage of net sales increased by 70 basis points, to 44.5% during the first half of 2015 and by 490 basis points to 44.1% in the second quarter of 2015, both as compared to the same periods in the prior year. These increases were primarily due to more favorable product pricing and mix of higher margin products combined with cost savings from improved manufacturing efficiencies. This was partially offset by the negative impact of changes in foreign currency exchange rates compared to the same periods in 2014. On a constant currency basis, gross profit would have increased by 380 basis points compared to the gross profit reported in the first half of 2014, and by 840 basis points compared to the gross profit reported in the second quarter of 2014.
Operating expenses decreased $9.8 million for the six months ended June 30, 2015 compared to the same period in the prior year primarily due to a shift in timing of advertising and promotional expenses, combined with the favorable impact of foreign currency exchange rates on expenses denominated in foreign currencies. The Company expects that a majority of the decrease in advertising and promotional expenses will shift to the second half of the year to support planned product launches as well as increased tour expense given the success of the Company’s tour program this year. Operating expenses increased $3.1 million for the three months ended June 30, 2015 primarily due to a $2.6 million increase in stock compensation expense as a result of an increase in the Company's stock price period over period. On a constant currency basis, operating expenses would have decreased $3.4 million for the six months ended June 30, 2015 and would have increased $6.4 million for the second quarter of 2015 compared to the same periods in the prior year.
Other income/expense improved to other expense of $3.4 million for the first six months of 2015 compared to other expense of $10.5 million for the first six months of 2014. Other expense improved to $4.0 million for the second quarter of 2015 compared to $5.6 million for the second quarter of 2014. The improvements in both periods resulted primarily from changes in foreign currency exchange contract valuations. These contracts, which are used to hedge the Company’s exposure to changes in foreign currency exchange rates, are required to be marked to market at the end of each quarter and changes in the contract values are reported in other income/expense. The Company recorded contract valuation gains of $1.0 million in the first six months of 2015 compared to losses of $7.6 million in the first six months of 2014.
For the first six months of 2015, net income decreased by $10.1 million (17%) to $48.6 million, and diluted earnings per share decreased by $0.12 (18%) to $0.54. For the second quarter of 2015, net income increased by $9.4 million to $12.8 million, and diluted earnings per share increased by $0.11 to $0.15. On a constant currency basis, the Company's net income for the first six months of 2015 would have increased by $14.4 million (25%) to $73.1 million, and diluted earnings per share would have increased by $0.14 (21%) to $0.80 compared to the same period in 2014. For the second quarter of 2015, on a constant currency basis, net income would have increased by $23.7 million to $27.1 million, and diluted earnings per share would have increased by $0.26 to $0.30 compared to the same period in 2014. Despite headwinds from unfavorable changes in foreign currency exchange rates and softer than anticipated international market conditions, the Company’s brand momentum and market shares continue to improve, and the Company has made substantial progress improving profitability and it’s product pipeline remains robust.
Three-Month Periods Ended June 30, 2015 and 2014
Net sales for the second quarter of 2015 decreased by $1.4 million to $230.5 million compared to $231.9 million in the second quarter of 2014. This slight decline was primarily due to unfavorable changes in foreign currency rates. On a constant currency basis, net sales would have increased by $15.1 million (7%) to $247.0 million in the second quarter of 2015 compared to the same period in the prior year. This increase on a constant currency basis was driven by the success of the Company's current year XR irons, Big Bertha and XR hybrids and Chrome Soft golf balls launched in 2015 compared to the products launched in 2014.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)		Constant Currency Growth vs. 2014
	2015	2014 (1)	Dollars	Percent	Percent
Net sales:
Golf clubs	$189.6	$192.9	$(3.3)	(2)%	6%
Golf balls	40.9	39.0	1.9	5%	11%
	$230.5	$231.9	$(1.4)	(1)%	7%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to net sales of $0.2 million in the golf clubs segment, and a corresponding decrease in net sales in the golf balls segment.
For further discussion of each operating segment’s results, see "Golf Clubs and Golf Balls Segments Results for the Three Months Ended June 30, 2015 and 2014" below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)		Constant Currency Growth/(Decline) vs. 2014
	2015	2014	Dollars	Percent	Percent
Net sales:
United States	$122.0	$112.5	$9.5	8%	8%
Europe	35.2	39.3	(4.1)	(10)%	5%
Japan	32.4	32.5	(0.1)	—%	19%
Rest of Asia	19.0	25.1	(6.1)	(24)%	(20)%
Other countries	21.9	22.5	(0.6)	(3)%	11%
	$230.5	$231.9	$(1.4)	(1)%	7%

Net sales in the United States increased $9.5 million (8%) to $122.0 million during the second quarter of 2015 compared to the second quarter of 2014. The Company’s sales in regions outside of the United States decreased $10.9 million (9%) to $108.5 million for the second quarter of 2015 compared to $119.4 million in the same quarter of 2014. The decrease in net sales in all regions outside the United States primarily resulted from the unfavorable impact of the translation of foreign currency sales into U.S. dollars combined with softer than anticipated market conditions in the Company's international markets, particularly in Asia. On a constant currency basis, net sales in regions outside the United States would have increased by $5.7 million (5%) relative to the comparable net sales reported in the second quarter of 2014.
Gross profit increased $10.9 million (12%) to $101.7 million for the second quarter of 2015 compared to $90.8 million in the second quarter of 2014. Gross profit as a percentage of net sales (“gross margin”) increased to 44.1% in the second quarter of 2015 compared to 39.2% in the second quarter of 2014. The increase in gross margin was primarily due to (i) a favorable shift in sales mix within the irons category; (ii) an increase in average selling prices on hybrid products; and (iii) cost savings from improved manufacturing efficiencies. These increases were partially offset by unfavorable changes in foreign currency exchange rates period over period, and an increase in club component costs due to higher cost materials and technology incorporated into certain hybrid product models and putter products. On a constant currency basis, gross profit would have increased by 840 basis points to 47.6% compared to the gross profit of 39.2% reported in the second quarter of 2014. See "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Golf Clubs and Golf Balls Segments Results for the Three Months Ended June 30, 2015 and 2014—Segment Profitability" below for further discussion of gross margin.
Selling expenses decreased by $0.6 million to $60.0 million (26.0% of net sales) in the second quarter of 2015 compared to $60.6 million (26.1% of net sales) in the second quarter of 2014. This decrease was primarily due to a $0.5 million decrease in marketing expenses and a $0.3 million decrease in depreciation expense combined with the favorable impact of foreign currency exchange rates on expenses, partially offset by an increase in employee costs.
General and administrative expenses increased by $3.0 million to $15.5 million (6.7% of net sales) in the second quarter of 2015 compared to $12.5 million (5.4% of net sales) in the second quarter of 2014. This increase was primarily due to a $2.6 million increase in stock compensation expense as a result of an increase in the Company's stock price period over period, partially offset by the favorable impact of foreign currency exchange rates on expenses.
Research and development expenses increased by $0.8 million to $7.6 million (3.3% of net sales) in the second quarter of 2015 compared to $6.8 million (3.0% of net sales) in the second quarter of 2014. This increase was primarily due to a $0.8 million increase in employee costs, partially offset by the favorable impact of foreign currency exchange rates on expenses.
Interest expense decreased by $0.7 million to $2.2 million during the second quarter of 2015 compared to $2.9 million in the second quarter of 2014 as a result of lower average outstanding borrowings period over period.
Other income/expense, net decreased to other expense of $2.0 million in the second quarter of 2015 compared to other expense of $3.0 million in the second quarter of 2014. This improvement was primarily due to a $0.9 million decrease in net foreign currency losses in the second quarter of 2015 compared to the second quarter of 2014.
The Company’s provision for income taxes decreased slightly to $1.8 million in the second quarter of 2015, compared to $1.9 million in the second quarter of 2014. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s income tax provision for the second quarter of 2015 and 2014 is correlated to the pre-tax income of the Company's foreign subsidiaries.
Net income for the second quarter of 2015 increased $9.4 million to $12.8 million compared to $3.4 million in the second quarter of 2014. Diluted earnings per share increased to $0.15 in the second quarter of 2015 compared to $0.04 in the second quarter of 2014.

Golf Clubs and Golf Balls Segments Results for the Three Months Ended June 30, 2015 and 2014
Golf Clubs Segment
Golf club sales declined $3.3 million (2%) to $189.6 million in the second quarter of 2015 compared to the second quarter of 2014. This decline was primarily due to the timing of new product launches combined with unfavorable fluctuations in foreign currency rates compared to the prior year. On a constant currency basis, net sales would have increased by $11.0 million (or 6%) in the second quarter of 2015 compared to the same period in the prior year. Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)		Constant Currency Growth/(Decline) vs. 2014
	2015	2014 (1)	Dollars	Percent	Percent
Net sales:
Woods	$49.4	$53.0	$(3.6)	(7)%	1%
Irons	59.3	52.9	6.4	12%	20%
Putters	24.4	27.1	(2.7)	(10)%	(2)%
Accessories and other	56.5	59.9	(3.4)	(6)%	1%
	$189.6	$192.9	$(3.3)	(2)%	6%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in a decrease to net sales of $0.2 million in the golf clubs segment, and a corresponding increase in net sales in the golf balls segment.
The $3.6 million (7%) decrease in net sales of woods to $49.4 million for the quarter ended June 30, 2015 resulted from the unfavorable impact of foreign currency exchange rates on net sales combined with a decline in sales volume, partially offset by an increase in average selling prices. The decrease in sales volume was primarily due to a shift in product launch timing resulting in fewer product launches during in 2015 compared to 2014. The increase in average selling prices was primarily due to the current year launch of the XR family of woods, which were launched at a higher average selling price compared to the X2 Hot family of woods launched in 2014, combined with the launch of the more premium Big Bertha and Big Bertha Alpha hybrids during the fourth quarter of 2014, with no comparable premium hybrid launch in the same period in the prior year. On a constant currency basis, net sales of woods would have increased by 1% compared to the net sales reported in the second quarter of 2014.
The $6.4 million (12%) increase in net sales of irons to $59.3 million for the quarter ended June 30, 2015 was due to an increase in both sales volume and average selling prices due to the success of the current year XR irons combined with less promotional activity in the current year, partially offset by the unfavorable impact of foreign currency exchange rates on net sales. On a constant currency basis, net sales of irons would have increased by 20% compared to the net sales reported in the second quarter of 2014.
The $2.7 million (10%) decrease in net sales of putters to $24.4 million for the quarter ended June 30, 2015 was primarily due to the unfavorable impact of foreign currency exchange rates on net sales combined with a decline in sales volume. On a constant currency basis, net sales of putters would have decreased by 2% compared to the net sales reported in the second quarter of 2014. The decline in sales volume was primarily due to less closeout activity during the second quarter of 2015 compared to the second quarter of 2014, partially offset by the success of the current year Odyssey Works line of putters.
The $3.4 million (6%) decrease in net sales of accessories and other to $56.5 million for the quarter ended June 30, 2015 was primarily due to the unfavorable impact of foreign currency exchange rates on net sales combined with a decrease in sales of packaged sets, golf bags and gloves. On a constant currency basis, net sales of accessories and other would have increased by 1% compared to the net sales reported in the second quarter of 2014.

Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth		Constant Currency Growth vs. 2014
	2015	2014(1)	Dollars	Percent	Percent
Net sales:
Golf balls	$40.9	$39.0	$1.9	5%	11%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in a decrease to net sales of $0.2 million in the golf clubs segment, and a corresponding increase in net sales in the golf balls segment.
The $1.9 million (5%) increase in net sales of golf balls to $40.9 million for the quarter ended June 30, 2015 was due to an increase in sales volume with relatively flat average selling prices due to the success of the Chrome Soft golf ball launched in 2015 compared to the golf ball products launched in 2014, partially offset by the unfavorable impact of foreign currency exchange rates on net sales. On a constant currency basis, net sales of golf balls would have increased by 11% compared to the net sales reported in the second quarter of 2014.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2015	2014(1)	Dollars	Percent
Income before income taxes:
Golf clubs	$22.1	$11.1	$11.0	99%
Golf balls	6.6	5.4	1.2	22%
Reconciling items(2)	(14.1)	(11.3)	(2.8)	(25)%
	$14.6	$5.2	$9.4	181%

(1)
The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in a decrease to income before income taxes of $0.2 million in the golf clubs segment, and a corresponding increase in income before income taxes in the golf balls segment.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items in the second quarter of 2015 compared to the second quarter of 2014 was due to an increase in corporate general and administrative expenses primarily in employee costs, partially offset by a decrease in foreign currency exchange losses.

Pre-tax income in the Company’s golf clubs operating segment increased to $22.1 million in the second quarter of 2015 from $11.1 million in the second quarter of 2014. This increase was primarily due to an increase in gross margin combined with a decrease in operating expenses, offset by a decrease in net sales, as discussed above. The increase in gross margin was primarily due to (i) a favorable shift in mix within the irons category as a result of sales of the higher margin Big Bertha irons during the second quarter of 2015 compared to sales of lower margin premium Apex irons during the second quarter of 2014; (ii) an increase in average selling prices within the woods category due to the current year launch of the XR family of woods, which were launched at higher average selling prices compared the X2 Hot family of woods launched in the prior year, combined with sales of premium Big Bertha hybrids during the second quarter of 2015 with no comparable premium hybrid product in 2014; (iii) the success of the Odyssey Works putters launched in 2015, which have higher margins compared to the Tank Cruiser putters launched in the second quarter of 2014; and (iv) cost savings from improved manufacturing efficiencies. These increases were partially offset by unfavorable changes in foreign currency exchange rates period over period combined with an increase in club component costs due to the Big Bertha line of hybrid products and the new Odyssey Works putters, which incorporate higher cost materials and technology. The decrease in operating expenses was primarily due to decreases in marketing expenses, primarily due to a shift in timing of marketing spending period over period, as well as a decrease in depreciation expense combined with the favorable impact of foreign currency exchange rates on expenses. These decreases were partially offset by an increase in employee costs.
Pre-tax income in the Company’s golf balls operating segment increased to $6.6 million for the second quarter of 2015 from $5.4 million in the second quarter of 2014. This increase was primarily due to an increase in gross margin combined with an increase in net sales, as discussed above, offset by an increase in operating expenses. The increase in gross margin was primarily due to cost savings from improved manufacturing efficiencies combined with a favorable shift in mix to sales of higher margin Chrome Soft golf balls launched in 2015 compared to the lower margin SR premium golf balls and the mid-priced Supersoft golf balls launched in 2014. These increases were partially offset by net unfavorable changes in foreign currency exchange rates period over period. The increase in operating expenses was primarily due to an increase in marketing spending period over period.
Six-Month Periods Ended June 30, 2015 and 2014
Net sales for the six months ended June 30, 2015 decreased $69.1 million to $514.7 million compared to $583.8 million for the six months ended June 30, 2014. This decrease was primarily due to unfavorable changes in foreign currency exchange rates, a strategic shift in product launch timing which adversely affected first quarter net sales and softer than anticipated market conditions in the Company's international markets, particularly in Asia. On a constant currency basis, net sales would have decreased by $36.3 million (6%) to $547.5 million compared to $583.8 million for the same period in the prior year.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Six Months Ended June 30,		Decline		Constant Currency Decline vs. 2014
	2015	2014(1)	Dollars	Percent	Percent
Net sales:
Golf clubs	$430.8	$492.5	$(61.7)	(13)%	(7)%
Golf balls	83.9	91.3	(7.4)	(8)%	(4)%
	$514.7	$583.8	$(69.1)	(12)%	(6)%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to net sales of $0.1 million in the golf clubs segment, and a corresponding decrease in net sales in the golf balls segment.
For further discussion of each operating segment’s results, see “Golf Clubs and Golf Balls Segments Results for the Six Months Ended June 30, 2015 and 2014” below.
Net sales information by region is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Decline		Constant Currency Decline vs. 2014
	2015	2014	Dollars	Percent
Net sales:
United States	$290.6	$297.2	$(6.6)	(2)%	(2)%
Europe	76.9	90.5	(13.6)	(15)%	—%
Japan	69.6	92.5	(22.9)	(25)%	(11)%
Rest of Asia	35.5	52.1	(16.6)	(32)%	(29)%
Other countries	42.1	51.5	(9.4)	(18)%	(8)%
	$514.7	$583.8	$(69.1)	(12)%	(6)%
Net sales in the United States decreased $6.6 million (2%) to $290.6 million during the six months ended June 30, 2015 compared to $297.2 million for the six months ended June 30, 2014. The Company’s sales in regions outside of the United States decreased $62.5 million (22%) to $224.1 million for the six months ended June 30, 2015 compared to $286.6 million for the six months ended June 30, 2014. The 12% decrease in net sales in all regions primarily resulted from the shift in product launch timing mentioned above combined with softer than expected market conditions, particularly in Asia. Net sales were also unfavorably impacted by the translation of foreign currency sales into U.S. dollars based upon 2015 exchange rates. On a constant currency basis, net sales in regions outside the United States would have decreased by $29.7 million (10%) to $256.9 million for the six months ended June 30, 2015 compared to $286.6 million for the same period in the prior year.
Gross profit decreased $26.7 million to $229.0 million for the six months ended June 30, 2015 compared to $255.7 million in the comparable period of 2014. However, gross margin increased to 44.5% in the first six months of 2015 compared to 43.8% in the first six months of 2014. This increase in gross margin was primarily due to (i) a favorable shift in sales mix to higher margin irons, woods and putter products, combined with an increase in average selling prices on certain woods products; and (ii) cost savings from improved manufacturing efficiencies. These increases were partially offset by unfavorable changes in foreign currency exchange rates period over period, and an increase in club component costs due to higher cost materials and technology incorporated into certain hybrid and putter product models. On a constant currency basis, gross margin would have increased by 380 basis points compared to the gross margin reported in the first six months of 2014. See "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Golf Clubs and Golf Balls Segments Results for the Six Months Ended June 30, 2015 and 2014—Segment Profitability" below for further discussion of gross margin.
Selling expenses decreased by $11.6 million to $126.3 million (24.5% of net sales) during the six months ended June 30, 2015 compared to $137.9 million (23.6% of net sales) in the comparable period of 2014. This decrease was primarily due to a decrease of $7.7 million in marketing and tour expenses primarily due to a shift in timing of marketing spending period over period, as well as decreases of $1.3 million in employee costs and $0.7 million in depreciation expense, combined with the favorable impact of changes in foreign currency exchange rates on expenses.
General and administrative expenses increased by $1.1 million to $31.6 million (6.1% of net sales) during the six months ended June 30, 2015 compared to $30.5 million (5.2% of net sales) in the comparable period of 2014. This increase was primarily due to a $3.0 million increase in employee costs, partially offset by a $1.4 million decrease in bad debt expense as a result of a bad debt recovery recognized in the first quarter of 2015, combined with the favorable impact of changes in foreign currency exchange rates on expenses.
Research and development expenses increased by $0.7 million to $15.5 million (3.0% of net sales) during the six months ended June 30, 2015 compared to $14.8 million (2.5% of net sales) in the comparable period of 2014 primarily due to an increase in employee costs, partially offset by the favorable impact of changes in foreign currency exchange rates on expenses.
Interest expense decreased by $1.3 million to $4.3 million during the six months ended June 30, 2015 compared to $5.6 million in the comparable period of 2014 as a result of lower average outstanding borrowings period over period.
Other income/expense, net increased to other income of $0.5 million during the six months ended June 30, 2015 compared to other expense of $5.2 million in the comparable period of 2014. This increase was primarily due to a $5.5 million decrease in net foreign currency losses in the first half of 2015 compared to the same period in 2014.
The Company’s provision for income taxes increased to $3.5 million for the six months ended June 30, 2015, compared to $3.3 million in the comparable period of 2014. This $0.2 million increase resulted primarily from the release of certain unrecognized tax benefits in 2014 resulting from the lapse of certain statutes of limitation. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s income tax provision for 2015 and 2014 is correlated to the pre-tax income of the Company's foreign subsidiaries.
Net income for the six months ended June 30, 2015 decreased by $10.1 million to $48.6 million compared to $58.7 million in the comparable period of 2014. Diluted earnings per share decreased to $0.54 in the first half of 2015 compared to $0.66 in the first half of 2014.

Golf Clubs and Golf Balls Segments Results for the Six Months Ended June 30, 2015 and 2014
Golf Clubs Segment
Golf club sales declined $61.7 million in the first half of 2015 compared to the first half of 2014. This decline was primarily due to unfavorable changes in foreign currency exchange rates, a strategic shift in product launch timing, which adversely affected first quarter sales, and softer than expected market conditions in the Company's international markets, particularly in Asia. On a constant currency basis, net sales would have been higher by $33.0 million (or 7%) compared to the net sales reported in the second quarter of 2014. Net sales information by product category is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Decline		Constant Currency Growth/(Decline) vs. 2014
	2015	2014(1)	Dollars	Percent	Percent
Net sales:
Woods	$138.9	$181.5	$(42.6)	(23)%	(18)%
Irons	120.8	125.5	(4.7)	(4)%	2%
Putters	55.4	58.6	(3.2)	(5)%	1%
Accessories and other	115.7	126.9	(11.2)	(9)%	(3)%
	$430.8	$492.5	$(61.7)	(13)%	(7)%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to net sales of $0.1 million in the golf clubs segment, and a corresponding decrease in net sales in the golf balls segment.
The $42.6 million (23%) decrease in net sales of woods to $138.9 million for the six months ended June 30, 2015 resulted from a decrease in sales volume and average selling prices, combined with the unfavorable impact of foreign currency exchange rates on net sales. The decrease in sales volume was primarily due to a shift in product launch timing resulting in fewer product launches during the first half of 2015 compared to the first half of 2014. The decline in average selling prices was primarily due to the launch of two premium drivers, including the higher priced Big Bertha and Big Bertha Alpha Drivers in 2014, compared to the launch of the more moderately priced XR line of woods in 2015. On a constant currency basis, net sales of woods would have decreased by 18% compared to the reported net sales in the first six months of 2014.
The $4.7 million (4%) decrease in net sales of irons to $120.8 million for the six months ended June 30, 2015 was primarily attributable to the unfavorable impact of fluctuations in foreign currency rates, partially offset by a favorable shift in product mix from sales of the more moderately priced X Hot N14 irons in 2014 to higher sales of the more premium Big Bertha, Big Bertha Alpha and XR irons in the current year. On a constant currency basis, net sales of irons would have increased by 2% compared to the net sales reported in the first six months of 2014.
The $3.2 million (5%) decrease in net sales of putters to $55.4 million for the six months ended June 30, 2015 was primarily due to a decline in sales volume combined with a slight decline in average selling prices. The decline in sales volume was due to less closeout activity during the first half of 2015 compared to the first half of 2014. The decline in average selling prices was due to unfavorable fluctuations in foreign currency rates on the Company's putter sales denominated in foreign currencies. On a constant currency basis, net sales of putters would have increased by 1% compared to the net sales reported in the first six months of 2014.
The $11.2 million (9%) decrease in net sales of accessories and other products to $115.7 million for the six months ended June 30, 2015 was primarily due to the unfavorable impact of foreign currency exchange rates on net sales combined with a decrease in sales of packaged sets, golf bags and gloves. On a constant currency basis, net sales of accessories and other would have decreased by 3% compared to the net sales reported in the first six months of 2014.

Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Decline		Constant Currency Decline vs. 2014
	2015	2014(1)	Dollars	Percent	Percent
Net sales:
Golf balls	$83.9	$91.3	$(7.4)	(8)%	(4)%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to net sales of $0.1 million in the golf clubs segment, and a corresponding decrease in net sales in the golf balls segment.
The $7.4 million (8%) decrease in net sales of golf balls to $83.9 million for the six months ended June 30, 2015 was driven by a decrease in both sales volume and average selling prices, combined with the unfavorable impact of foreign currency exchange rates on net sales. The decrease in sales volume was primarily due to fewer new product launches during the first half of 2015 compared to the first half of 2014. The decline in average selling prices was primarily due to an unfavorable shift in product mix resulting from the launch of the higher priced Speed Regime super premium golf balls in 2014 compared to the launch of the more moderately priced Chrome Soft golf balls in 2015. On a constant currency basis, net sales of golf balls would have decreased by 4% compared to the net sales reported in the first six months of 2014.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2015	2014(1)	Dollars	Percent
Income before income taxes:
Golf clubs	$63.0	$74.2	$(11.2)	(15)%
Golf balls	14.0	16.8	(2.8)	(17)%
Reconciling items(2)	(24.9)	(29.0)	4.1	14%
	$52.1	$62.0	$(9.9)	(16)%

(1)
The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type. This resulted in an increase to income before income taxes of $0.1 million in the golf clubs segment, and a corresponding decrease in the income before income taxes in the golf balls segment.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The decrease in reconciling items in the first half of 2015 compared to the first half of 2014 was due to an increase in foreign currency exchange gains.

Pre-tax income in the Company’s golf clubs operating segment decreased to $63.0 million for the six months ended June 30, 2015 from $74.2 million for the comparable period in the prior year. This decrease was driven by a decrease in net sales as discussed above offset by an increase in gross margin and a decrease in operating expenses. The increase in gross margin was primarily driven by (i) a favorable shift in mix within the irons category as a result of sales of the higher margin Big Berth irons during the first half of 2015 compared to sales of lower margin premium Apex irons and X Hot N14 irons during the first half of 2014; (ii) an increase in average selling prices within the woods category due to the current year launch of the XR family of woods, which were launched at a higher average selling price compared the X2 Hot family of woods launched in the prior year, combined with sales of premium Big Bertha hybrids during 2015 with no comparable premium product in 2014; and (iii) cost savings from improved manufacturing efficiencies. These increases were partially offset by unfavorable changes in foreign currency exchange rates period over period combined with an increase in club component costs due to the Big Bertha line of hybrid products and the new Odyssey Works putters, which incorporate higher cost materials and technology. The decrease in operating expenses was primarily due to a decrease in marketing and tour expenses primarily due to a shift in timing of marketing spending period over period, as well as decreases in employee costs and depreciation expense, combined with the favorable impact of changes in foreign currency exchange rates on expenses.
Pre-tax income in the Company’s golf balls operating segment decreased to $14.0 million for the six months ended June 30, 2015 from $16.8 million for the comparable period in the prior year. This decrease was attributable to a decrease in net sales as discussed above combined with an increase in operating expenses, partially offset by an increase in gross margin. The increase in operating expenses was due to an increase in marketing spending period over period. The increase in gross margin was primarily due to (i) cost savings from improved manufacturing efficiencies; and (ii) a favorable shift in mix to sales of the higher priced premium Chrome Soft golf balls launched in 2015 compared to sales of the mid-priced Supersoft golf balls in 2014. These increases were partially offset by net unfavorable changes in foreign currency exchange rates period over period.
Financial Condition
The Company’s cash and cash equivalents decreased $10.9 million to $26.7 million at June 30, 2015 from $37.6 million at December 31, 2014. The Company used its cash and cash equivalents and borrowings under its ABL facility in the first six months of 2015 and 2014 to fund $32.7 million and $31.3 million, respectively, in operating activities in addition to funding $5.9 million and $6.2 million, respectively, in capital expenditures, and $4.5 million in golf related ventures in 2014. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its ABL Facility, as deemed necessary (see Note 2 "Financing Arrangements" to the Note to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity" in Part I, Item 2 of this Form 10-Q for further information on the ABL Facility).
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of June 30, 2015, the Company’s net accounts receivable increased $110.6 million to $220.4 million from $109.8 million as of December 31, 2014. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $230.5 million during the second quarter of 2015 compared to net sales of $134.6 million during the fourth quarter of 2014. The Company’s net accounts receivable as of June 30, 2015 increased by $23.7 million compared to the Company’s net accounts receivable as of June 30, 2014. This increase was primarily attributable to longer average terms combined with a decrease in the allowance for bad debt as a result of a bad debt recovery recognized in 2015.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s inventory decreased $35.8 million to $171.4 million as of June 30, 2015 compared to $207.2 million as of December 31, 2014. This decrease in inventory reflects the general seasonality of the Company's business combined with improved inventory management. The Company’s inventory as of June 30, 2015 decreased by $37.4 million compared to the Company's inventory as of June 30, 2014. Inventory as a percentage of the trailing 12 months net sales decreased to 21.0% as of June 30, 2015 compared to 23.5% as of June 30, 2014. This decrease was primarily due to the Company's close-out of its Razr and Legacy golf products in 2014 as well as certain putter models, partially offset by an increase in golf ball inventory due to the success of the Company's Chrome Soft golf balls in 2015.
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
As of June 30, 2015, approximately 81% of the Company’s total cash is held in regions outside of the United States. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it would need to accrue and pay incremental U.S. federal and state income taxes, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards. The Company has not, nor does it intend to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. As such, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon.
Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of June 30, 2015 that could affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in millions)
Convertible notes(1)	$112.5	$—	$—	$112.5	$—
Interest on convertible notes(1)	17.4	4.2	8.4	4.8	—
ABL Facility	29.1	29.1	—	—	—
Japan ABL Facility	13.5	13.5	—	—	—
Capital leases (2)	1.1	0.5	0.4	0.2	—
Operating leases(3)	18.6	8.5	8.0	1.7	0.4
Unconditional purchase obligations(4)	82.0	74.4	7.0	0.5	0.1
Uncertain tax contingencies(5)	3.4	0.5	0.7	0.4	1.8
Total	$277.6	$130.7	$24.5	$120.1	$2.3

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

(5)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of June 30, 2015. Amount excludes uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion see Note 8 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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
In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit in the amount of $1.1 million as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2014 was not material to the Company’s financial position, results of operations or cash flows. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2015 was not material to the Company’s financial position, results of operations or cash flows.
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
Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $15.0 million to $18.0 million for the year ending December 31, 2015.
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
As part of the Company's overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company enters into foreign currency exchange contracts. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency exchange rates, they do not eliminate those effects, which can be significant. For all contracts that qualify as cash flow hedges, the Company records gains and losses either in earnings as a component of cost of goods sold or as a component of other comprehensive income or loss. Gains and losses on derivatives that are not elected for hedge accounting treatment or that do not meet hedge accounting requirements are recorded in earnings in other income (expense).
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
The Company uses foreign currency forward contracts to meet the Company’s objectives of offsetting gains and losses from foreign currency exchange exposures with gains and losses from the contracts used to hedge them in order to reduce volatility of earnings. The extent to which the Company’s hedging activities mitigate the effects of changes in foreign currency exchange rates varies based upon many factors, including the amount of transactions being hedged. The Company generally only hedges a limited portion of its international transactions. The Company does not enter into foreign currency forward contracts for speculative purposes. Foreign currency forward contracts generally mature within 12 months from their inception.
Beginning in January 2015, the Company entered into foreign currency forward contracts that are designated as qualifying cash flow hedging instruments to help mitigate the foreign currency exchange exposures discussed above. The Company did not use cash flow hedging instruments in 2014. At June 30, 2015, the notional amount of these contracts was approximately $51.9 million. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the hypothetical derivative method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. The ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates.

At June 30, 2015 and December 31, 2014, the notional amounts of the Company’s foreign currency forward contracts not designated as hedging instruments used to help mitigate the exposures discussed above were approximately $116.9 million and $62.9 million, respectively. The increase in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records these contracts on the balance sheet at fair value with changes in fair value recorded in earnings in other income (expense).
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2015 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $12.9 million at June 30, 2015. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its ABL Facility. Outstanding borrowings under the ABL Facility accrue interest as described in Note 2 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by an increase of 10% in interest rates is $0.2 million over a rolling twelve-month period ending on June 30, 2015.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2015, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table summarizes the purchases by the Company during the second quarter of 2015. The Company acquired these shares to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock units awards.

	Three Months Ended June 30, 2015
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
April 1, 2015-April 30, 2015	3,918	$9.53	37,339	$47,547,806
May 1, 2015-May 31, 2015	42,945	$9.62	413,228	$47,134,578
June 1, 2015-June 30, 2015	6,590	$9.36	61,682	$47,072,896
Total	53,453	$9.58	512,249	$47,072,896
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

10.1
Officer Employment Agreement effective May 11, 2015, by and between the Company and Robert K. Julian, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with Commission on April 16, 2015 (file no. 1-10962).

10.2
Fourth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of May 27, 2015, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Callaway Golf Interactive, Inc, Callaway Golf International Sales Company, Callaway Golf European Holding Company Limited, and Bank of America, N.A. as administrative agent and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on May 27, 2015 (file no. 1-10962).

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Robert K. Julian pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Oliver G. Brewer III and Robert K. Julian pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document †

101.2	XBRL Taxonomy Extension Schema Document †

101.3	XBRL Taxonomy Extension Calculation Linkbase Document †

101.4	XBRL Taxonomy Extension Definition Linkbase Document †

101.5	XBRL Taxonomy Extension Label Linkbase Document †

101.6	XBRL Taxonomy Extension Presentation Linkbase Document †

(†) Included with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ Jennifer Thomas
Jennifer Thomas
Vice President and Chief Accounting Officer
Date: August 6, 2015

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert K. Julian pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Oliver G. Brewer III and Robert K. Julian pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document

101.2	XBRL Taxonomy Extension Schema Document

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Definition Linkbase Document

101.5	XBRL Taxonomy Extension Label Linkbase Document

101.6	XBRL Taxonomy Extension Presentation Linkbase Document